Form 10-Q
period 1996-03-31
UGI CORP /PA/
filed 1996-05-14
CIK 884614

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-11071


                                UGI CORPORATION
             (Exact name of registrant as specified in its charter)

              Pennsylvania                             23-2668356
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


                                UGI CORPORATION
                   460 North Gulph Road, King of Prussia, PA
                    (Address of principal executive offices)
                                     19406
                                   (Zip Code)
                                 (610) 337-1000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         At April 30, 1996, there were 33,073,793 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                      PAGES
                                                                                                      -----
PART I FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1996,
                       September 30, 1995 and March 31, 1995                                            1

                  Condensed Consolidated Statements of Income for the
                       three, six and twelve months ended March 31, 1996 and 1995                       2

                  Condensed Consolidated Statements of Cash Flows for the
                       six and twelve months ended March 31, 1996 and 1995                              3

                  Notes to Condensed Consolidated Financial Statements                                4 - 12

      Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                           13 - 28



PART II  OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders                                  29

      Item 5.     Other Information                                                                    29

      Item 6.     Exhibits and Reports on Form 8-K                                                     29

      Signatures                                                                                       30

                        UGI CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (Millions of dollars)

                                                                              March 31,  September 30,  March 31,
                                                                                 1996        1995         1995
                                                                              ---------  -------------  ---------
ASSETS

Current assets:
     Cash and cash equivalents                                                 $   72.1    $  121.7     $  102.6
     Short-term investments, at cost which approximates market value               23.0        11.0            -
     Accounts receivable (less allowances for doubtful accounts of
        $11.9, $7.3 and $6.3, respectively)                                       214.2        85.9         96.2
     Accrued utility revenues                                                      17.9         7.9         12.1
     Inventories                                                                   70.0       102.2         34.4
     Deferred income taxes                                                         24.3        22.1         23.8
     Prepayments and other current assets                                          13.3        16.5         10.7
                                                                               --------    --------     --------
        Total current assets                                                      434.8       367.3        279.8

Investments:
     Investment in Petrolane                                                          -           -         37.6
     Other investments                                                              6.2         6.1          5.4
                                                                               --------    --------     --------
        Total investments                                                           6.2         6.1         43.0

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $343.0, $320.0 and $283.6, respectively)                 963.3       954.7        630.0

Intangible assets (less accumulated amortization of $86.7, $74.3 and
     $47.9, respectively)                                                         694.5       740.7        242.0
Deferred recoverable utility costs                                                 43.6        41.3         30.9
Other assets                                                                       55.0        53.9         26.0
                                                                               --------    --------     --------
        Total assets                                                           $2,197.4    $2,164.0     $1,251.7
                                                                               ========    ========     ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
     Current maturities of long-term debt - Propane                            $    5.5    $    5.4     $   40.4
     Current maturities of long-term debt - Utilities                              25.5        53.2          7.3
     Current maturities of long-term debt - other                                   0.3         0.3          0.3
     Bank loans - Utilities                                                        25.5        42.0         37.5
     Accounts payable                                                              89.0        69.1         53.7
     Other current liabilities                                                    191.8       159.3        130.0
                                                                               --------    --------     --------
        Total current liabilities                                                 337.6       329.3        269.2

Long-term debt - Propane                                                          665.7       653.1        169.8
Long-term debt - Utilities                                                        156.4       153.1        158.2
Long-term debt - other                                                              8.8         9.0          9.1
Deferred income taxes                                                             139.4       169.5        126.4
Other noncurrent liabilities                                                      110.3       115.4         42.3

Minority interest in AmeriGas Partners                                            328.2       318.9            -

UGI Utilities redeemable preferred stock                                           35.2        35.2         35.2

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
         issued - 33,058,839, 32,921,830 and 32,654,410 shares, respectively)     391.6       386.1        380.8
     Retained earnings (accumulated deficit)                                       27.1        (5.5)        60.8
                                                                               --------    --------     --------
                                                                                  418.7       380.6        441.6
     Less treasury stock, at cost                                                   2.9         0.1          0.1
                                                                               --------    --------     --------
       Total common stockholders' equity                                          415.8       380.5        441.5
                                                                               --------    --------     --------
       Total liabilities and stockholders' equity                              $2,197.4    $2,164.0     $1,251.7
                                                                               ========    ========     ========



The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                      (Millions, except per share amounts)

                                                       Three Months Ended    Six Months Ended    Twelve Months Ended
                                                            March 31,            March 31,            March 31,
                                                        ----------------     ----------------     -----------------
                                                         1996      1995       1996      1995        1996      1995
                                                        ------    ------     ------    ------     --------   ------
Revenues:
  Propane                                               $374.8    $121.0     $660.6    $216.4     $  955.9   $343.3
  Utilities                                              172.2     137.8      291.3     237.3        411.4    357.6
  Energy marketing                                        26.5        -        45.3        -          53.8       -
                                                        ------    ------     ------    ------     --------   ------
                                                         573.5     258.8      997.2     453.7      1,421.1    700.9
                                                        ------    ------     ------    ------     --------   ------
Costs and expenses:
  Propane cost of sales                                  209.3      60.5      372.0     107.1        525.9    168.4
  Utilities - gas, fuel and purchased power               91.4      70.6      148.1     119.3        198.5    173.8
  Energy marketing cost of sales                          22.9        -        40.6        -          48.6       -
  Operating and administrative expenses                  119.1      72.0      225.3     139.5        417.4    262.5
  Depreciation and amortization                           21.6      11.0       43.0      21.9         82.0     42.5
  Petrolane fee income                                      -       (8.9)        -      (17.7)        (2.8)   (34.4)
  Miscellaneous (income), net                             (2.5)     (2.5)      (6.2)     (4.9)       (12.7)    (9.9)
                                                        ------    ------     ------    ------     --------   ------
                                                         461.8     202.7      822.8     365.2      1,256.9    602.9
                                                        ------    ------     ------    ------     --------   ------

Operating income                                         111.7      56.1      174.4      88.5        164.2     98.0
Interest charges                                         (19.9)    (10.9)     (39.8)    (21.7)       (77.4)   (43.1)
Minority interest in AmeriGas Partners                   (21.4)       -       (28.7)       -          (9.0)      -
                                                        ------    ------     ------    ------     --------   ------
Income before income taxes, subsidiary
  preferred stock dividends and
  equity in Petrolane                                     70.4      45.2      105.9      66.8         77.8     54.9
Income taxes                                             (32.1)    (19.1)     (48.7)    (28.7)       (42.7)   (23.8)
Dividends on UGI Utilities Series
  Preferred Stock                                         (0.7)     (0.7)      (1.4)     (1.4)        (2.8)    (2.1)
Equity in Petrolane                                         -        1.6         -        1.3         (6.6)    (0.5)
                                                        ------    ------     ------    ------     --------   ------
Income before extraordinary loss and
  accounting change                                       37.6      27.0       55.8      38.0         25.7     28.5
Extraordinary loss - propane debt
  restructuring                                             -         -          -         -         (13.2)      -
Change in accounting for
  postemployment benefits                                   -         -          -       (3.1)          -      (3.1)
                                                        ------    ------     ------    ------     --------   ------
Net income                                              $ 37.6    $ 27.0     $ 55.8    $ 34.9     $   12.5   $ 25.4
                                                        ======    ======     ======    ======     ========   ======
Earnings (loss) per common and common
  equivalent share:
  Earnings before extraordinary loss
      and accounting change                             $ 1.13    $  .83     $ 1.69    $ 1.17     $    .78   $  .88
  Extraordinary loss - propane debt
      restructuring                                         -         -          -         -          (.40)      -
  Change in accounting for
      postemployment benefits                               -         -          -       (.10)           -     (.10)
                                                        ------    ------     ------    ------     --------   ------
  Net earnings                                          $ 1.13    $  .83     $ 1.69    $ 1.07     $    .38   $  .78
                                                        ======    ======     ======    ======     ========   ======

Dividends declared per share                            $  .35    $ .345     $  .70    $  .69     $   1.40   $ 1.38
                                                        ======    ======     ======    ======     ========   ======

Average common and common
  equivalent shares outstanding                           33.1      32.6       33.1      32.6         33.0     32.5
                                                        ======    ======     ======    ======     ========   ======





   The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Millions of dollars)

                                                                  Six Months Ended Twelve Months Ended
                                                                      March 31,         March 31,
                                                                  ---------------   ----------------
                                                                   1996     1995      1996     1995
                                                                  ------   ------   -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 55.8   $ 34.9   $  12.5   $ 25.4
  Reconcile to net cash provided by
     continuing operations:
      Depreciation and amortization                                 43.0     21.9      82.0     42.5
      Deferred income taxes, net                                     0.7     (4.3)     10.1     (0.8)
      Equity in (income) loss of Petrolane                           -       (1.3)      6.6      0.5
      Extraordinary loss                                             -        -        13.2      -
      Minority interest in AmeriGas Partners                        28.7      -         9.0      -
      Change in accounting for postemployment benefits               -        3.1       -        3.1
      Other, net                                                     1.3      5.1       3.6      6.9
                                                                  ------   ------   -------   ------
                                                                   129.5     59.4     137.0     77.6
      Net change in:
       Accounts receivable and accrued utility revenues           (143.4)   (39.7)    (96.6)    22.2
       Inventories                                                  32.7     24.6      (6.2)    (3.9)
       Deferred fuel adjustments                                     6.2     15.8      (9.7)    (1.3)
       Pipeline transition costs, net                                1.0      2.4       0.5      1.0
       Producer settlements, net                                    (1.7)    (5.9)     (5.3)     7.6
       Accounts payable                                             19.5     (6.9)     29.0    (10.5)
       Other current assets and liabilities                         30.0     11.9      40.3     (0.2)
                                                                  ------   ------   -------   ------
      Net cash provided by continuing operations                    73.8     61.6      89.0     92.5
      Net cash used by discontinued operations                       -        -         -       (0.5)
                                                                  ------   ------   -------   ------
      Net cash provided by operating activities                     73.8     61.6      89.0     92.0
                                                                  ------   ------   -------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                   (31.6)   (26.7)    (73.7)   (54.7)
  Net proceeds from disposals of property,
      plant and equipment                                            2.0      0.8       2.6      3.2
  Acquisitions of businesses, net of cash acquired                  (8.6)    (0.8)    (11.9)    (1.1)
  Short-term investments increase                                  (12.0)     -       (23.0)     -
  Other, net                                                        (0.3)    (2.4)      3.3     (3.5)
                                                                  ------   ------   -------   ------
      Net cash used by investing activities                        (50.5)   (29.1)   (102.7)   (56.1)
                                                                  ------   ------   -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on Common Stock                                        (23.1)   (22.4)    (45.9)   (44.3)
  Distributions on Partnership Common Units                        (19.4)     -       (27.3)     -
  Issuance of long-term debt                                        34.1      -        82.1      -
  Repayment of long-term debt                                      (50.8)   (10.2)    (60.6)   (18.6)
  UGI Utilities bank loans increase (decrease)                     (16.5)    20.5     (12.0)    12.5
  Issuance of UGI Utilities Series Preferred Stock                   -        -         -       19.8
  Issuance of Common Stock                                           6.6      4.8      11.9      9.7
  Repurchases of Common Stock                                       (3.8)     -        (3.8)     -
                                                                  ------   ------   -------   ------
      Net cash used by financing activities                        (72.9)    (7.3)    (55.6)   (20.9)
                                                                  ------   ------   -------   ------

AMERIGAS PARTNERS FORMATION TRANSACTIONS:
  Acquisition of Petrolane Class B shares                            -        -       (90.9)     -
  Issuance of AmeriGas Partners Common Units                         -        -       349.7      -
  Issuance of long-term debt                                         -        -       208.5      -
  Repayment of long-term debt and related interest                   -        -      (408.9)     -
  Other fees and expenses                                            -        -       (19.6)     -
                                                                  ------   ------   -------   ------
      Net cash provided by AmeriGas Partners
       formation transactions                                        -        -        38.8      -
                                                                  ------   ------   -------   ------
  Cash and cash equivalents increase (decrease)                   $(49.6)  $ 25.2   $ (30.5)  $ 15.0
                                                                  ======   ======   =======   ======
Cash and cash equivalents:
     End of period                                                $ 72.1   $102.6   $  72.1   $102.6
     Beginning of period                                           121.7     77.4     102.6     87.6
                                                                  ------   ------   -------   ------
         Increase (decrease)                                      $(49.6)  $ 25.2   $ (30.5)  $ 15.0
                                                                  ======   ======   =======   ======

During the twelve months ended March 31, 1996 and 1995, UGI Utilities, Inc. paid cash dividends to UGI of $11.6 and $29.2, respectively. During the twelve months ended March 31, 1996 and 1995, AmeriGas, Inc. paid cash dividends to UGI of $43.3 and $9.5, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $45.9 and $44.3, respectively. The ability of UGI Corporation to declare and pay cash dividends on its Common Stock is dependent upon the receipt of cash dividends and distributions from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Millions of dollars, except per share amounts)



1.    BASIS OF PRESENTATION

      UGI Corporation (UGI) is a holding company with two principal lines of business. UGI's utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. (UGI Utilities), which owns and operates a natural gas distribution utility (Gas Utility) and an electric utility (Electric Utility) in Pennsylvania. Commencing with the April 19, 1995 Partnership Formation described below, UGI conducts a national propane distribution business through AmeriGas Partners, L.P. (AmeriGas Partners) and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. At March 31, 1996, UGI, through wholly owned subsidiaries, holds an effective 2% general partner interest and a 56.7% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.3% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. UGI also conducts an energy marketing business through its wholly owned subsidiary, UGI Enterprises, Inc. (UGI Enterprises).

      Prior to the Partnership Formation, UGI's AmeriGas, Inc. subsidiary (AmeriGas) conducted a national propane distribution business principally through its wholly owned subsidiaries AmeriGas Propane, Inc. (AmeriGas Propane) and AmeriGas Propane-2, Inc. (AGP-2) and equity investee Petrolane Incorporated (Petrolane). On April 19, 1995, a wholly owned subsidiary of AmeriGas acquired by merger (the "Petrolane Merger") the approximately 65% of Petrolane common shares outstanding not already owned by UGI or AmeriGas and combined the propane distribution businesses of Petrolane, AmeriGas Propane and AGP-2 (the "Partnership Formation") into the Operating Partnership, which was formed to acquire these propane businesses and assets. A wholly owned subsidiary of AmeriGas (the "General Partner") serves as the general partner of AmeriGas Partners and the Operating Partnership.

      The consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The public unitholders' interest in AmeriGas Partners' results of operations and net assets is reflected as minority interest in the condensed consolidated statements of income and balance sheets. The Company's investment in Petrolane through April 19, 1995 was accounted for by the equity method under which the investment was recorded at cost and adjusted by the Company's share of Petrolane's undistributed income or loss.

      Primary earnings per common share are computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common equivalent shares included in the computation represent shares issuable upon assumed exercise of stock options. Fully diluted earnings per share are not materially different from primary earnings per share and therefore are not presented.

                        UGI CORPORATION AND SUBSIDIARIES

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.    AMERIGAS PARTNERS

      QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

      AmeriGas Partners makes distributions of its Available Cash approximately 45 days after the end of each fiscal quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter less the amount of reserves established by the General Partner in its reasonable discretion for future cash requirements. A distribution of 55 cents per unit (the "Minimum Quarterly Distribution") for each of the quarters ended December 31, 1995 and September 30, 1995 was made on February 18, 1996 and November 18, 1995 to holders of record on February 8, 1996 and November 10, 1995, respectively, of all Common and Subordinated units. The Minimum Quarterly Distribution for the quarter ended March 31, 1996 will be made on May 18, 1996 to holders of record on May 10, 1996 of all Common and Subordinated units.

      UNUSUAL ITEMS

      During the three months ended March 31, 1996, the Partnership completed the arrangements for a refund of general liability insurance premium deposits totaling $4.4 million which were previously paid by Petrolane prior to the Partnership Formation. The anticipated refund has been reflected as a reduction to operating and administrative expenses in the accompanying Condensed Consolidated Statements of Income. In addition, during the three months ended March 31, 1996, the Partnership completed a reassessment of its potential liability for environmental matters principally relating to the clean up of underground storage tanks (USTs). The reassessment indicated a reduction in estimated future costs and the resulting adjustment of $3.3 million has also been reflected as a reduction to operating expenses. The after-tax total of these adjustments increased net income for the three, six and twelve months ended March 31, 1996 by $2.7 million or $.08 per share.

      During the three months ended March 31, 1996, the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the General Partner and Petrolane pursuant to the Partnership Formation. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane

                        UGI CORPORATION AND SUBSIDIARIES
      existing at the date of the Partnership Formation, which had been recorded in connection with the Petrolane Merger and the Partnership Formation. As a result, during the three months ended March 31, 1996, the Company recorded a $37.0 million reduction in deferred income tax liabilities and a corresponding reduction in goodwill which adjustments are reflected in the accompanying condensed consolidated balance sheet at March 31, 1996.

      PRO FORMA INCOME STATEMENT DATA

      The following unaudited pro forma condensed consolidated financial information of the Company for the three and six months ended March 31, 1995 was derived from the historical financial information of the Company and Petrolane and was prepared to reflect the effects of the Petrolane Merger and the Partnership Formation as if these transactions had been completed as of the beginning of the periods presented. The following unaudited pro forma condensed consolidated financial information does not purport to present the results of operations of the Company had the transactions described above actually been completed as of the beginning of these periods. In addition, the unaudited pro forma condensed consolidated financial information is not necessarily indicative of results to be expected in the future.

                                                               Pro Forma              Pro Forma
                                                              Three Months            Six Months
                                                                  Ended                 Ended
                                                                March 31,              March 31,
                                                                  1995                   1995
                                                              ------------           ------------
 Revenues                                                         $ 437.5                $ 783.9

 Cost of sales                                                     (227.1)                (404.8)
 Depreciation and amortization                                      (21.1)                 (41.9)
 Other costs and expenses                                          (105.8)                (205.2)
                                                                  -------                -------
 Operating income                                                    83.5                  132.0
 Interest expense                                                   (19.8)                 (39.3)
 Minority interest in AmeriGas Partners                             (14.8)                 (20.5)
 Income taxes                                                       (20.7)                 (31.8)
 Dividends on UGI Utilities Series Preferred Stock                    (.7)                  (1.4)
                                                                  -------                -------
 Income before extraordinary loss and accounting
    change                                                        $  27.5                $  39.0
                                                                  =======                =======

 Earnings per share before extraordinary loss and
    accounting change                                             $   .84                $  1.20
                                                                  =======                =======


         Significant pro forma adjustments reflected in the data above include the following:

         1. The consolidation of the operations of Petrolane and the elimination of intercompany revenues and expenses.

                        UGI CORPORATION AND SUBSIDIARIES

         2. A net reduction in amortization expense resulting from the longer-term (40-year) amortization of the excess purchase price over fair value of 65% of the net identifiable assets of Petrolane, compared with the amortization of Petrolane's excess reorganization value over 20 years.

         3. An adjustment to interest expense resulting from the retirement of approximately $377 million of Petrolane term loans, the restructuring of Petrolane and AmeriGas Propane senior debt, and the issuance of an aggregate $210 million face value of notes of AmeriGas Partners and the Operating Partnership.

         4. An adjustment to income taxes to reflect income taxes on the Company's share of the Partnership's taxable income.

         5. An adjustment to reflect the public unitholders' interest in the results of the Partnership as a minority interest.

3.       INVESTMENT IN PETROLANE

         The following table includes summarized consolidated results of operations for Petrolane for periods through April 19, 1995:

                                 Three Months      Six Months          March 24,        Twelve Months
                                     Ended            Ended             1995 to              Ended
                                   March 23,        March 23,          April 19,           March 23,
                                     1995            1995                 1995               1995
                                    ------          -------              ------             -------
Revenues                            $181.0          $ 334.6              $ 37.5             $ 544.1
Cost of sales                        (98.2)          (182.8)              (20.4)             (297.6)
Depreciation and
   amortization                      (11.8)           (23.4)               (4.0)              (46.4)
Other costs and expenses             (45.3)           (88.2)              (11.9)             (163.6)
                                    ------          -------              ------             -------
Operating income                      25.7             40.2                 1.2                36.5

Interest expense                     (13.4)           (26.1)               (3.9)              (48.7)
Income tax (expense)
   benefit (a)                        (7.8)           (10.3)                 .3                10.9
                                    ------          -------              ------             -------
Income (loss) before
   change in accounting                4.5              3.8                (2.4)               (1.3)
Change in accounting for
   postemployment benefits               -              (.9)                  -                 (.9)
                                    ------          -------              ------             -------
Net income (loss)                   $  4.5          $   2.9              $ (2.4)            $  (2.2)
                                    ======          =======              ======             =======


         (a) Due to potential interim period volatility in Petrolane's 1995 effective tax rate resulting from the combination of lower than expected year-to-date pre-tax earnings (due in large part from warmer-than-normal weather) and relatively high amounts of nondeductible excess reorganization costs,

                        UGI CORPORATION AND SUBSIDIARIES

                 Petrolane calculated its income taxes for the six months ended March 23, 1995 based upon year-to-date pre-tax income as adjusted for nondeductible expenses. Previously, Petrolane calculated its year-to-date income taxes based upon an estimated annual effective income tax rate.

         Prior to the Partnership Formation, AmeriGas Propane and Petrolane were parties to a customer services agreement (Customer Services Agreement) pursuant to which AmeriGas Propane served customers of closed Petrolane districts and Petrolane served customers of closed AmeriGas Propane districts. These districts were closed in order to achieve cost reductions and operational efficiencies in overlapping geographical markets served by AmeriGas Propane and Petrolane. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement totaled $.8 million, $3.1 million, $6.1 million and $11.1 million in the twelve months ended March 31, 1996 and the three, six and twelve months ended March 31, 1995, respectively, and are included in operating and administrative expenses. Fees billed to Petrolane totaled $.7 million, $2.4 million, $4.6 million and $8.9 million during the twelve months ended March 31, 1996 and the three, six and twelve months ended March 31, 1995, respectively, and are included in Petrolane fee income. The Customer Services Agreement terminated on April 19, 1995.

         Prior to the Partnership Formation, UGI provided Petrolane with certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from Petrolane. During the twelve months ended March 31, 1996, and the three, six and twelve months ended March 31, 1995, UGI recorded management fee income of $.9 million, $2.9 million, $5.9 million and $11.8 million, respectively, under this agreement which amounts are included in Petrolane fee income.

         Prior to the Partnership Formation, AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), first-tier subsidiaries of UGI, provided general management, supervisory, administrative and transportation services to Petrolane, AmeriGas Propane and AGP-2. For such services, AMC and ATMC each received a monthly fee from Petrolane in an amount which, together with fees received from AmeriGas Propane and AGP-2, effectively reimbursed AMC and ATMC for costs incurred to provide such services. During the twelve months ended March 31, 1996, and the three, six and twelve months ended March 31, 1995, the Company recorded fee income under these agreements of $1.2 million, $3.6 million, $7.2 million and $13.8 million, respectively, which amounts are included in Petrolane fee income.

                        UGI CORPORATION AND SUBSIDIARIES

4. SEGMENT INFORMATION
   Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                    Three Months Ended         Six Months Ended        Twelve Months Ended
                                                          March 31,               March 31,               March 31,
                                                    --------------------     --------------------     ----------------------
                                                      1996        1995         1996        1995         1996          1995
                                                    --------    --------     --------    --------     --------      --------
REVENUES
   Propane                                          $  374.8    $  121.0     $  660.6    $  216.4     $  955.9      $  343.3
   Gas utility                                         153.0       119.6        255.0       202.9        343.4         293.0
   Electric utility                                     19.2        18.2         36.3        34.4         68.0          64.6
   Energy marketing                                     26.5          -          45.3          -          53.8            -
                                                    --------    --------     --------    --------     --------      --------
      Total consolidated operations                 $  573.5    $  258.8     $  997.2    $  453.7     $1,421.1      $  700.9
                                                    ========    ========     ========    ========     ========      ========
   Petrolane (a)                                    $     -     $  181.0     $      -    $  334.6     $   37.5      $  544.1
                                                    ========    ========     ========    ========     ========      ========

OPERATING  INCOME (LOSS)
   Propane                                          $   69.7(b) $   23.4     $  105.3(b) $   35.9     $   91.2(b,c) $   39.2
   Gas utility                                          39.2        29.6         66.2        47.0         71.1          50.5(d)
   Electric utility                                      2.7         3.1          4.9         5.4          8.6           8.6
   Energy marketing                                      3.0         0.5          3.9         0.9          4.8           1.3
   Petrolane management fee                               -          2.9           -          5.9          0.9          11.8
   Corporate general and other                          (2.9)       (3.4)        (5.9)       (6.6)       (12.4)        (13.4)
                                                    --------    --------     --------    --------     --------      --------
      Total consolidated operations                 $  111.7    $   56.1     $  174.4    $   88.5     $  164.2      $   98.0
                                                    ========    ========     ========    ========     ========      ========
   Petrolane (a)                                    $     -     $   25.7     $     -     $   40.2     $    1.3      $   36.5
                                                    ========    ========     ========    ========     ========      ========

DEPRECIATION  AND  AMORTIZATION
   Propane - depreciation                           $    9.7    $    3.2     $   19.1    $    6.6     $   36.3      $   13.8
   Propane - amortization                                6.4         2.8         13.0         5.2         24.8           9.4
   Gas utility                                           4.4         3.9          8.7         8.0         16.8          15.5
   Electric utility                                      1.0         1.0          2.0         1.9          3.8           3.5
   Corporate general                                     0.1         0.1          0.2         0.2          0.3           0.3
                                                    --------    --------     --------    --------     --------      --------
      Total consolidated operations                 $   21.6    $   11.0     $   43.0    $   21.9     $   82.0      $   42.5
                                                    ========    ========     ========    ========     ========      ========
   Petrolane - depreciation (a)                     $     -     $    5.7     $     -     $   11.2     $    1.9      $   21.8
                                                    ========    ========     ========    ========     ========      ========
   Petrolane - amortization (a)                     $     -     $    6.1     $     -     $   12.2     $    2.1      $   24.6
                                                    ========    ========     ========    ========     ========      ========

IDENTIFIABLE  ASSETS
   (at period end)
   Propane                                          $1,444.8    $  566.5     $1,444.8    $  566.5     $1,444.8      $  566.5
   Gas utility                                         583.3       524.4        583.3       524.4        583.3         524.4
   Electric utility                                     85.4        82.5         85.4        82.5         85.4          82.5
   Energy marketing                                     15.5         0.8         15.5         0.8         15.5           0.8
   Corporate general and other                          68.4        77.5         68.4        77.5         68.4          77.5
                                                    --------    --------     --------    --------     --------      --------
      Total consolidated operations                 $2,197.4    $1,251.7     $2,197.4    $1,251.7     $2,197.4      $1,251.7
                                                    ========    ========     ========    ========     ========      ========
   Petrolane (a)                                    $     -     $  919.0     $     -     $  919.0     $     -       $  919.0
                                                    ========    ========     ========    ========     ========      ========

OPERATING  STATISTICS
   Propane sales - millions of gallons:
      AmeriGas (through April 19, 1995) -
            Retail                                        -        112.7           -        200.3         24.7         313.8
            Wholesale                                     -         16.6           -         29.5          3.0          56.6
      Petrolane (through April 19, 1995) -
            Retail (a)                                    -        158.0           -        285.9         33.5         459.8
            Wholesale (a)                                 -         47.1           -         89.9         10.0         152.7
      AmeriGas Partners (after April 19, 1995) -
            Retail                                     315.3          -         559.6          -         803.2            -
            Wholesale                                   96.0          -         215.2          -         280.8            -
   Natural gas throughput -
           billions of cubic feet                       30.3        29.9         55.4        52.4         85.4          81.5
   Electric sales - millions of kilowatt hours         260.9       247.5        485.6       461.6        884.9         851.9

                        UGI CORPORATION AND SUBSIDIARIES

NOTES TO SEGMENT INFORMATION:

         (a)     Includes 100% of amounts for Petrolane through April 19, 1995.
         (b) Includes reductions in operating expenses of $4.4 million from the anticipated refund of insurance premium deposits and $3.3 million from a reduction in accrued environmental costs.
         (c) Includes accrual for Partnership management organizational changes of $4.3 million.
         (d) Includes income from producer settlement refunds of $2.3 million.

5.       UTILITY REGULATORY MATTERS

         On June 22, 1993, the Pennsylvania Public Utility Commission (PUC) entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits other than Pensions" (SFAS 106) and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of Gas Utility's August 31, 1995 base rate settlement (Gas Utility Base Rate Settlement) with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4.0 million in deferred excess SFAS 106 costs for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings.

         In a proceeding involving an unaffiliated Pennsylvania utility, Pennsylvania Power & Light Company (PP&L), the Commonwealth Court of Pennsylvania (Commonwealth Court) reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Gas Utility could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

         Also as part of the Gas Utility Base Rate Settlement, Gas Utility was permitted to recover in its rates approximately $2.4 million in ongoing annual costs incurred under the provisions of SFAS 106. Gas Utility is required to defer the difference between the amount of SFAS 106 costs included in rates and the actuarially determined annual SFAS 106 costs for recovery or refund to ratepayers in future rate proceedings. The ultimate recovery of SFAS 106 costs in excess of pay-as-you-go costs was subject to the outcome of a legal challenge brought by the Pennsylvania Office of Consumer Advocate (OCA) against an unaffiliated Pennsylvania utility, Pennsylvania-American Water Company (PAWC). In Irwin Popowsky v. PA P.U.C. (1994), the Commonwealth Court rejected the claim of the OCA that principles of ratemaking prohibit the PUC from permitting PAWC to recover excess SFAS 106 costs. The OCA filed a petition for allowance of appeal with the Pennsylvania Supreme Court with respect to this decision and the Pennsylvania Supreme Court, on March 12, 1996, denied this petition.

                        UGI CORPORATION AND SUBSIDIARIES

6.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners which are currently estimated to aggregate approximately $100 million (subject to reduction in certain circumstances). The leases expire through 2007 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership having to honor its guarantee.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. (Shell) for various scheduled claims that were pending against Tropigas de Puerto Rico (Tropigas). This indemnification agreement had been entered into by Petrolane in conjunction with Petrolane's sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions aggregating at least $68 million, remain pending.

         The Company, along with other companies, has been named as a potentially responsible party in several administrative proceedings for the cleanup of various waste sites, including some Superfund sites. Also, certain private parties have filed, or threatened to file, suit against the Company to recover costs of investigation and, as appropriate, remediation of several waste sites. In addition, the Company has identified environmental contamination at several of its properties and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

         At a manufactured gas plant site in Burlington, Vermont, the United States Environmental Protection Agency (EPA) has named nineteen parties, including UGI Utilities, as potentially responsible parties for gas plant contamination that resulted from the operations of a former subsidiary of UGI Utilities. In May 1993, after receiving and reviewing extensive public comment, EPA withdrew a proposed plan of remediation that would have cost an estimated $50 million. EPA is now working with community groups and potentially responsible parties to develop a revised remediation plan. These groups continue to study the site and evaluate the effect of the contamination on the environment. UGI Utilities cannot estimate the cost associated with any revised plan, but it does not believe such cost will exceed the estimated cost of the originally proposed plan.

         With respect to a manufactured gas plant site in Concord, New Hampshire, EnergyNorth Natural Gas, Inc. (EnergyNorth) has filed suit against UGI Utilities alone seeking UGI Utilities' purportedly allocable share of response costs associated with remediating gas plant related contaminants at that site. EnergyNorth alleges that to date it has spent $3.5 million to remediate

                        UGI CORPORATION AND SUBSIDIARIES
         part of the site and that it will be required to spend an unknown amount in the future to complete remediation.

         At Burlington, Concord and other sites, management believes that UGI Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the level of control exercised by UGI Utilities over the subsidiary satisfies the standard described above. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts is reasonably estimable. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. Under the terms of the Gas Utility Base Rate Settlement, Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

         In addition to these environmental matters, there are various other pending claims and legal actions arising out of the normal conduct of the Company's businesses. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS


The following analyses of the Company's results of operations should be read in conjunction with the segment information included in Note 4 to Condensed Consolidated Financial Statements. Due to the seasonality of the Company's businesses, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year. The comparisons of the results of operations from consolidated propane operations for the three, six and twelve months ended March 31, 1996 and 1995 have been complicated by the impact of the Petrolane Merger and the Partnership Formation. In order to permit more meaningful analysis, the following analyses of the results of propane operations also includes pro forma results for the three and six months ended March 31, 1995 as if the effects of the Petrolane Merger and the transactions related to the Partnership Formation had occurred as of the beginning of these periods.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1996 (1996 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995 (1995 THREE-MONTH PERIOD)

 --------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Three Months Ended March 31,                              1996          1995             (Decrease)
 --------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Consolidated propane (a)                            $374.8        $121.0           N.M.        N.M.
      Gas utility                                          153.0         119.6        $ 33.4        27.9%
      Electric utility                                      19.2          18.2           1.0         5.5
      Energy marketing                                      26.5           -             N.M.        N.M.
      Petrolane (b)                                          -           181.0           N.M.        N.M.

      Pro forma propane                                    374.8         299.7          75.1        25.1

 TOTAL MARGIN (c)
      Consolidated propane (a)                            $165.5        $ 60.5           N.M.        N.M.
      Gas utility                                           64.5          52.7        $ 11.8        22.4%
      Electric utility                                       8.8           8.5            .3         3.5
      Energy marketing                                       3.6           -             N.M.        N.M.
      Petrolane (b)                                          -            82.8           N.M.        N.M.

      Pro forma propane                                    165.5         143.3          22.2        15.5

 OPERATING INCOME (LOSS)
      Consolidated propane (a)                            $ 69.7        $ 23.4           N.M.        N.M.
      Gas utility                                           39.2          29.6        $  9.6        32.4%
      Electric utility                                       2.7           3.1           (.4)      (12.9)
      Energy marketing                                       3.0            .5           2.5       500.0
      Petrolane management fee                               -             2.9           N.M.        N.M.
      Corporate general and other                           (2.9)         (3.4)          (.5)      (14.7)
      Petrolane (b)                                          -            25.7           N.M.        N.M.

      Pro forma propane                                     69.7          53.7          16.0        29.8

 OPERATING DATA
      Propane-retail sales (million of gallons)-
          Consolidated propane (a)                         315.3         112.7           N.M.        N.M.
          Petrolane (b)                                      -           158.0           N.M.        N.M.
          Pro forma propane                                315.3         270.7          44.6        16.5%
      Natural gas throughput-bcf                            30.3          29.9            .4         1.3
      Electric sales-gwh                                   260.9         247.5          13.4         5.4
 --------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Consolidated propane includes the results of the operations of AmeriGas Partners (successor to AmeriGas Propane and Petrolane) in the 1996 three-month period and AmeriGas Propane in the 1995 three-month period. As a result, comparisons of consolidated propane amounts are not meaningful (N.M.).

(b) Reflects 100% of Petrolane's results in the 1995 three-month period. Accordingly, comparisons of Petrolane amounts are not meaningful (N.M.). The results of operations of Petrolane in the 1995 three-month period are reflected in the Condensed Consolidated Financial Statements of the Company on the equity method of accounting.

(c) Consolidated propane and Petrolane total margin represents total revenues less cost of sales. Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes. Energy marketing total margin, which represents margin from the Company's gas marketing activities for periods subsequent to July 31, 1995, represents total revenues less cost of sales. For periods prior to August 1, 1995, total margin from energy marketing activities was reflected in miscellaneous income on the Condensed Consolidated Statements of Income. Accordingly, comparisons of energy marketing revenues and total margin are not meaningful (N.M.).

PROPANE OPERATIONS

CONSOLIDATED PROPANE. As previously mentioned, the Petrolane Merger, which resulted in the consolidation of the results of operations of Petrolane effective April 19, 1995, and the effects of the Partnership Formation significantly affect the comparison of consolidated propane results. During the 1995 three-month period, the results of Petrolane's operations were accounted for by the equity method with the Company's 35% share of Petrolane's results reflected in the Condensed Consolidated Statement of Income as a single line item "Equity in Petrolane." As a result of the consolidation of the operations of Petrolane effective April 19, 1995, retail volumes of propane, propane revenues, total propane margin and propane operating income were significantly higher in the 1996 three-month period compared with amounts in the prior-year period. In addition, consolidated propane operations benefitted from weather which was 0.8% colder than normal compared to weather that was 14.1% warmer than normal in AmeriGas Propane's service territory during the prior-year period.

Consolidated propane revenues increased $253.8 million in the 1996 three-month period principally reflecting the previously mentioned consolidation of Petrolane's operations, the impact of colder weather on retail sales, higher sales of low margin excess storage inventories and higher average retail and wholesale prices. Consolidated propane cost of sales increased $148.8 million reflecting the consolidation of Petrolane's operations, the impact on sales resulting from the colder weather, and higher average propane product costs. Consolidated propane total margin increased $105.0 million reflecting the effects of the consolidation of Petrolane's operations, the impact of the colder weather and, to a much lesser extent, higher volumes of low margin wholesale gallons sold.

Consolidated propane operating income increased $46.3 million reflecting the previously mentioned

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increase in total propane margin partially offset by higher operating expenses resulting primarily from the consolidation of the operations of Petrolane.

PRO FORMA CONSOLIDATED PROPANE. Retail volumes of propane sold increased 44.6 million gallons (16.5%) in the 1996 three-month period reflecting the effects of colder weather on heating-related sales, the effects of acquisitions, and other nonweather-related volume growth. Weather across the U.S. markets served by the Partnership was, on average, 0.8% colder than normal in the 1996 three-month period compared with weather that was, on average, 16.5% warmer than normal in the pro forma 1995 three-month period. Although the weather averaged only slightly colder than normal, temperatures were significantly different across U.S. regions with the Partnership's eastern and midwestern U.S. markets experiencing colder than normal weather and the Partnership's western U.S. markets experiencing significantly warmer than normal weather. Wholesale volumes of propane increased 32.0 million gallons (50.1%) reflecting the effects of the colder 1996 weather and sales of low margin excess storage inventories.

Revenues from the sale of propane increased $77.1 million (28.0%) reflecting the increased retail and wholesale volumes sold as well as higher average retail and wholesale prices. Other revenues in the 1996 three-month period from sales of appliances, parts and other products and services, decreased $2.0 million (8.2%) as a result of higher pro forma 1995 three-month period sales of low margin diesel and other fuels. Total propane cost of sales increased $52.9 million (33.8%) as a result of the increased volumes of propane sold and, to a lesser extent, significantly higher average propane product costs.

Total margin from the sale of propane increased $22.0 million (16.7%) in the 1996 three-month period reflecting the effects of the higher retail volumes of propane sold. Although the sale of low margin excess storage inventories had a significant effect on propane revenues, such sales had very little effect on total propane margin. Average retail unit margins in the 1996 three-month period were approximately equal to unit margins in the pro forma 1995 three-month period. Higher average retail selling prices offset the impact of significantly higher average propane product costs. Total margin from other propane-related sales and services in the 1996 three-month period was virtually unchanged from the prior-year pro forma period.

Total propane operating income increased $16.0 million (29.8%) reflecting the impact of the previously mentioned higher total propane margin partially offset by higher operating expenses. Propane operating expenses in the 1996 three-month period are net of $4.4 million from an expected refund of insurance premium deposits made in prior years and $3.3 million from reductions to accruals for potential liabilities for environmental matters. Total propane operating expenses, exclusive of these items, increased $13.5 million (17.1%) principally as a result of higher payroll and employee compensation expenses, increased sales and marketing expenses, and higher vehicle repairs and maintenance expenses.

INVESTMENT IN PETROLANE. During the three months ended March 31, 1995, the Company recorded equity income of $1.6 million from its investment in Petrolane representing its share of Petrolane's net income for the period. Included in the $1.6 million is approximately $3.4 million in income resulting from a change in Petrolane's method of calculating income taxes on year-to-date pre-tax income (see Note 3 to Condensed Consolidated Financial Statements). During the three months ended March 31, 1995, the Company also recorded pre-tax management fee income of $2.9 million from its management services

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


agreement with Petrolane.  This management agreement terminated April 19, 1995.

UTILITY OPERATIONS

GAS UTILITY. Weather in the Gas Utility service area during the 1996 three-month period was 4.7% colder than normal compared with weather in the prior-year period that was 5.1% warmer than normal. Although the colder weather had a significant impact on sales to firm-residential, firm-commercial, and firm-industrial (collectively, "core-market") customers, total system throughput increased only 1.3%. The relatively modest increase in total system throughput reflects more frequent interruptions of gas transported or sold to interruptible customers resulting from higher 1996-period firm customer requirements. Gas Utility total revenues increased $33.4 million (27.9%) principally as a result of higher sales to core market customers, higher base rates, and to a lesser extent, higher purchased gas cost (PGC) rates in effect during the three months ended March 31, 1996. Cost of gas sold by Gas Utility was $81.8 million during the 1996 three-month period, an increase of $20.0 million (32.4%) over the prior-year period, reflecting higher gas costs associated with the increased sales to core market customers and higher average PGC rates.

Gas Utility total margin increased $11.8 million (22.4%) during the 1996 three-month period reflecting a $15.6 million increase in total margin from core market customers partially offset by lower total margin from interruptible customers. The increase in core market total margin reflects the impact of higher volumes and higher base rates. Total interruptible margin declined $3.9 million as a result of lower interruptible delivery service throughput and lower margins from sales to interruptible customers due to significantly higher gas costs. Gas Utility operating income for the three months ended March 31, 1996 increased $9.6 million (32.4%) reflecting the previously discussed higher total margin partially offset by higher system maintenance expenses, higher general and administrative expenses, and higher charges for depreciation.

ELECTRIC UTILITY.   Electric Utility sales increased 5.4% during the 1996
three-month period over sales in the prior-year period on weather that was 17.5% colder. Electric Utility revenues increased $1.0 million (5.5%) reflecting the higher sales and a higher 1996 three-month period Energy Cost Rate (ECR). Cost of sales was $9.6 million in the 1996 three-month period compared with $8.8 million in the prior-year period as a result of the higher sales and higher ECR.

Electric Utility total margin increased $.3 million (3.5%) in the three months ended March 31, 1996 reflecting the benefit of the higher sales.
Notwithstanding the higher total margin, operating income declined $.4 million (12.9%) as the increase in total margin was more than offset by higher customer-related expenses and higher general and administrative expenses.

ENERGY MARKETING AND OTHER

Total revenues and margin from energy marketing in the 1996 three-month period represents total revenues and margin from the energy marketing operations of UGI Energy Services, Inc. (UGI Energy Services), a wholly owned subsidiary of UGI Enterprises. Prior to August 1, 1995, energy marketing was conducted by GASMARK, a division of UGI Utilities' wholly owned subsidiary, UGI Development Company. Total margin from the gas marketing operations of GASMARK in the 1995 three-month

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


period is reflected in miscellaneous income in the Condensed Consolidated Statements of Income. Operating income from energy marketing was $3.0 million in the 1996 three-month period compared with $.5 million in the prior-year period reflecting an increase in 1996 three-month period total margin. Operating income from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters and other miscellaneous operating income, was $(2.9) million in the 1996 three-month period compared with $(3.4) million in the prior-year period reflecting lower UGI corporate administrative expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $19.9 million in the 1996 three-month period from $10.9 million in the prior-year period reflecting the effect of higher levels of consolidated debt outstanding subsequent to the Petrolane Merger and the Partnership Formation. On a pro forma basis, interest expense for the 1995 three-month period is $19.8 million. The effective income tax rate for the three months ended March 31, 1996 was 45.6% compared with a rate of 42.3% for the three months ended March 31, 1995. The higher 1996 rate reflects a higher effective tax rate on the Company's consolidated propane operations.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:
SIX MONTHS ENDED MARCH 31, 1996 (1996 SIX-MONTH PERIOD) COMPARED WITH SIX MONTHS ENDED MARCH 31, 1995 (1995 SIX-MONTH PERIOD)

- - ----------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Six Months Ended March 31,                                1996          1995             (Decrease)
- - ----------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Consolidated propane (a)                            $660.6        $216.4           N.M.        N.M.
      Gas utility                                          255.0         202.9         $52.1        25.7%
      Electric utility                                      36.3          34.4           1.9         5.5
      Energy marketing                                      45.3           -             N.M.        N.M.
      Petrolane (b)                                          -           334.6           N.M.        N.M.

      Pro forma propane                                    660.6         546.6         114.0        20.9

 TOTAL MARGIN (c)
      Consolidated propane (a)                            $288.6        $109.3           N.M.        N.M.
      Gas utility                                          113.7          91.5         $22.2        24.3%
      Electric utility                                      16.9          16.4            .5         3.0
      Energy marketing                                       4.7           -             N.M.        N.M.
      Petrolane (b)                                          -           151.8           N.M.        N.M.

      Pro forma propane                                    288.6         261.1          27.5        10.5

 OPERATING INCOME (LOSS)
      Consolidated propane (a)                            $105.3        $ 35.9           N.M.        N.M.
      Gas utility                                           66.2          47.0         $19.2        40.9%
      Electric utility                                       4.9           5.4           (.5)       (9.3)
      Energy marketing                                       3.9            .9           3.0       333.3
      Petrolane management fee                               -             5.9           N.M.        N.M.
      Corporate general and other                           (5.9)         (6.6)          (.7)      (10.6)
      Petrolane (b)                                          -            40.2           N.M.        N.M.

      Pro forma propane                                    105.3          85.3          20.0        23.4

 OPERATING DATA
      Propane-retail sales (million of gallons)-
          Consolidated propane (a)                         559.6         200.3           N.M.        N.M.
          Petrolane (b)                                      -           285.9           N.M.        N.M.
          Pro forma propane                                559.6         486.2          73.4        15.1%
      Natural gas throughput-bcf                            55.4          52.4           3.0         5.7
      Electric sales-gwh                                   485.6         461.6          24.0         5.2
- - ----------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Consolidated propane includes the results of the operations of AmeriGas Partners (successor to AmeriGas Propane and Petrolane) in the 1996 six-month period and AmeriGas Propane in the 1995 six-month period. As a result, comparisons of consolidated propane amounts are not meaningful (N.M.).

(b) Reflects 100% of Petrolane results in the 1995 six-month period. Accordingly, comparisons of Petrolane amounts are not meaningful (N.M.). The results of operations of Petrolane in the 1995 six-month period are reflected in the Condensed Consolidated Financial Statements of the Company on the equity method of accounting.

(c) Consolidated propane and Petrolane total margin represents total revenues less cost of sales. Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes. Energy marketing total margin, which represents margin from the Company's gas marketing activities for periods subsequent to July 31, 1995, represents total revenues less cost of sales. For periods prior to August 1, 1995, total margin from energy marketing activities was reflected in miscellaneous income on the Condensed Consolidated Statements of Income. Accordingly, comparisons of energy marketing revenues and total margin are not meaningful (N.M.).

PROPANE OPERATIONS

CONSOLIDATED PROPANE. Consolidated propane revenues increased $444.2 million in the 1996 six-month period principally reflecting the previously mentioned consolidation of Petrolane's operations, the effect of colder weather on retail sales, higher average retail prices and higher sales of low margin excess storage inventories. During the six months ended March 31, 1996, weather averaged 1.1% colder than normal across markets served by the Partnership. In the prior-year period, weather in AmeriGas Propane's service territory averaged 13.5% warmer than normal. Total consolidated propane cost of sales increased $264.9 million reflecting the higher volumes of propane sold and higher average propane product costs. Consolidated propane total margin increased $179.3 million principally due to the consolidation of Petrolane's operations, the volume effects of the colder weather and, to a lesser extent, higher wholesale sales. Consolidated propane operating income increased $69.4 million reflecting the higher consolidated margin partially offset by higher consolidated propane operating expenses resulting primarily from the consolidation of the operations of Petrolane.

PRO FORMA CONSOLIDATED PROPANE. Retail volumes of propane sold increased 73.4 million gallons (15.1%) in the 1996 six-month period reflecting the effects of colder heating-season weather on heating-related sales, the effects of acquisitions, and other nonweather-related volume growth. Weather across the Partnership's markets averaged 1.1% colder than normal in the 1996 six-month period compared to weather that averaged 18.8% warmer than normal in the 1995 six-month period. Regional temperature variations were significantly different with the western U.S. experiencing substantially warmer than normal temperatures and the eastern and midwestern U.S. experiencing colder than normal temperatures. Wholesale volumes of propane increased 95.7 million gallons (80.1%) reflecting the effects of the colder weather and an increase in sales of low margin excess storage inventories.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Revenues from the sale of propane increased $120.4 million (24.6%) reflecting the higher retail and wholesale volumes sold and higher average retail prices. Average wholesale prices were slightly lower in the 1996 six-month period due principally to a high percentage of very low margin wholesale sales. Other revenues in the 1996 six-month period decreased $6.4 million (11.1%) principally as a result of higher pro forma 1995 six-month period sales of low margin diesel and other fuels. Total cost of sales increased $86.5 million (30.3%) as a result of the higher volumes of propane sold and, to a lesser extent, higher average propane product costs.

Total margin from the sale of propane increased $26.9 million (11.4%) in the 1996 six-month period principally as a result of the greater retail volumes of propane sold partially offset by the effects of lower average retail unit margins. Average retail unit margins in the 1996 six-month period were lower than in the pro forma 1995 six-month period, despite increased average retail selling prices, reflecting the impact of higher average propane product costs. Total margin from other sales and services during the 1996 six-month period was virtually unchanged from the prior-year period.

Operating income was $105.3 million in the 1996 six-month period compared to $85.3 million in the pro forma 1995 six-month period. The higher operating income principally reflects the impact of the higher total margin partially offset by higher operating expenses. The 1996 six-month period operating expenses are net of $4.4 million from an expected refund of insurance premium deposits made in prior years and $3.3 million from reductions to accruals for potential liabilities for environmental matters. Operating expenses, exclusive of these items, increased $14.8 million (9.6%) principally reflecting higher payroll and employee compensation expenses, higher vehicle repairs and maintenance expenses, and higher expenses associated with the Partnership's sales and marketing programs.

INVESTMENT IN PETROLANE. During the six months ended March 31, 1995, the Company recorded equity income of $1.3 million from its investment in Petrolane. During the 1995 six-month period, the Company also recorded pre-tax income of $5.9 million from its management services agreement with Petrolane.

UTILITY OPERATIONS

GAS UTILITY. Weather in Gas Utility's service territory in the 1996 six-month period was 5.0% colder than normal compared with weather which was 7.2% warmer than normal in the 1995 six-month period. Due in large part to the colder weather's impact on sales to core market customers, total system throughput increased 3.0 bcf (5.7%) in the 1996 six-month period. The higher throughput reflects a 19.6% increase in throughput to core market customers partially offset principally by lower throughput to firm delivery service customers. The lower firm delivery service throughput reflects customer switching to interruptible delivery service tariffs. Gas Utility total revenues increased $52.1 million (25.7%) in the 1996 six-month period principally as a result of higher sales to core market customers, higher base rates, and lower refunds of prior- year gas cost overcollections partially offset by lower average PGC rates during the 1996 six-month period. Cost of gas sold by Gas Utility was $130.3 million during the 1996 six-month period, an increase of $27.4 million (26.7%) over the 1995 six-month period, reflecting higher gas costs associated with the increased sales to core market customers and lower refunds of prior-year gas cost overcollections partially offset by lower average PGC rates.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas Utility total margin increased $22.2 million (24.3%) during the 1996 six-month period reflecting a $26.3 million increase in total margin from core market customers partially offset by lower total margin from interruptible customers. The higher total margin from core market customers reflects the effects of higher base rates and higher 1996 six-month period volumes. Total margin from interruptible customers declined $3.8 million principally as a result of higher 1996 six-month period gas costs associated with sales of gas to interruptible-retail customers. Firm delivery service total margin in the 1996 six-month period was also lower due principally to reduced throughput resulting in large part from customer switching to interruptible delivery service. Gas Utility operating income increased $19.2 million (40.9%) reflecting the previously discussed higher total margin partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased 5.2% during the 1996 six-month period from weather that was 22.3% colder than in the 1995 six-month period. Electric Utility revenues increased $1.9 million (5.5%) reflecting the impact of the higher sales and higher ECR revenues. Electric Utility cost of sales was $17.8 million in the 1996 six-month period compared with $16.5 million in the prior-year period reflecting the higher sales and higher ECR.

Electric Utility total margin increased $.5 million (3.0%) in the 1996 six-month period reflecting the benefit of the higher sales. Operating income decreased, however, as the increase in Electric Utility total margin was more than offset by higher distribution system maintenance expenses, higher general and administrative expenses, and higher charges for depreciation.

ENERGY MARKETING AND OTHER

Total revenues and margin from energy marketing in the 1996 six-month period represent revenues and total margin of UGI Energy Services. In the prior-year period, energy marketing activities were conducted by GASMARK which reflected margin from its gas marketing activities as miscellaneous income in the Condensed Consolidated Statement of Income. Operating income from energy marketing was $3.9 million in the 1996 six-month period compared with $.9 million in the 1995 six-month period. Corporate general and other, net, was $(5.9) million in the 1996 six-month period compared with $(6.6) million in the prior-year period reflecting lower UGI corporate administrative expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $39.8 million in the 1996 six-month period from $21.7 million in the 1995 six-month period reflecting higher levels of consolidated propane debt outstanding subsequent to the Petrolane Merger and the Partnership Formation. On a pro forma basis, interest expense for the 1995 six-month period is $39.3 million. The effective income tax rate for the 1996 six-month period is 46.0% compared with a rate of 43.0% in the prior-year period. The higher rate reflects in large part a higher effective tax rate on consolidated propane operations.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
TWELVE MONTHS ENDED MARCH 31, 1996 (1996 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1995 (1995 TWELVE-MONTH PERIOD)

- - ---------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Twelve Months Ended March 31,                             1996          1995             (Decrease)
- - ---------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Consolidated propane (a)                            $955.9        $343.3           N.M.        N.M.
      Gas utility                                          343.4         293.0         $50.4        17.2%
      Electric utility                                      68.0          64.6           3.4         5.3
      Energy marketing                                      53.8           -             N.M.        N.M.
      Petrolane (b)                                          -           544.1           N.M.        N.M.

 TOTAL MARGIN (c)
      Consolidated propane (a)                            $430.0        $174.9           N.M.        N.M.
      Gas utility                                          163.1         137.6         $25.5        18.5%
      Electric utility                                      32.6          31.4           1.2         3.8
      Energy marketing                                       5.2           -             N.M.        N.M.
      Petrolane (b)                                          -           246.5           N.M.        N.M.

 OPERATING INCOME (LOSS)
      Consolidated propane (a)                            $ 91.2        $ 39.2           N.M.        N.M.
      Gas utility                                           71.1          50.5         $20.6        40.8%
      Electric utility                                       8.6           8.6           -           -
      Energy marketing                                       4.8           1.3           3.5       269.2
      Petrolane management fee                                .9          11.8           N.M.        N.M.
      Corporate general and other                          (12.4)        (13.4)         (1.0)       (7.5)
      Petrolane (b)                                          1.3          36.5           N.M.        N.M.

 OPERATING DATA
      Propane-retail sales (million of gallons)-
          Consolidated propane (a)                         827.9         313.8           N.M.        N.M.
          Petrolane (b)                                     33.5         459.8           N.M.        N.M.
      Natural gas throughput-bcf                            85.4          81.5           3.9         4.8%
      Electric sales-gwh                                   884.9         851.9          33.0         3.9
- - ---------------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Consolidated propane includes the results of the operations of AmeriGas Propane prior to the Partnership Formation and AmeriGas Partners (successor to AmeriGas Propane and Petrolane) subsequent to the Partnership Formation. As a result, comparisons of consolidated propane amounts are not meaningful (N.M.).

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(b) Reflects 100% of Petrolane results through April 19, 1995. Accordingly, comparisons of Petrolane amounts are not meaningful (N.M.). The results of operations of Petrolane are reflected in the Condensed Consolidated Financial Statements of the Company on the equity method of accounting through April 19, 1995.

(c) Consolidated propane and Petrolane total margin represents total revenues less cost of sales. Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes. Energy marketing total margin, which represents margin from the Company's gas marketing activities subsequent to July 31, 1995, represents total revenues less cost of sales. Prior to August 1, 1995, total margin from energy marketing activities was reflected in miscellaneous income on the Condensed Consolidated Statements of Income. Accordingly, comparisons of energy marketing revenues and total margin are not meaningful (N.M.).

PROPANE OPERATIONS

CONSOLIDATED PROPANE. Retail volumes of propane sold from consolidated propane operations during the 1996 twelve-month period increased to 827.9 million gallons from 313.8 million gallons sold during the 1995 twelve-month period. The significant increase in retail gallons sold is principally a result of the consolidation of the operations of Petrolane subsequent to April 19, 1995 as well as colder 1996 twelve-month period weather. Consolidated propane revenues, cost of sales and total margin all increased from the prior-year period principally as a result of the consolidation of the operations of Petrolane and the volume effects of the colder weather. In addition, consolidated propane revenues, cost of sales and total margin increased as a result of higher sales of low margin excess storage inventories. Total consolidated propane margin in the 1996 twelve-month period was negatively impacted by lower average retail unit margins in the Company's consolidated propane operations resulting in part from the implementation of sales and marketing programs early in the 1996 twelve-month period. Consolidated propane operating income increased $52.0 million reflecting the higher consolidated propane total margin partially offset by higher consolidated propane operating expenses resulting principally from the consolidation of Petrolane.

INVESTMENT IN PETROLANE. During the 1996 twelve-month period, the Company recorded an equity loss of $6.6 million from its investment in Petrolane representing its share of Petrolane's net loss from April 1, 1995 to the date of the Partnership Formation. In the 1995 twelve-month period, the Company's equity in Petrolane's loss was $.5 million. Included in the 1996 twelve-month period amount is the Company's $5.8 million share of a write-off of net deferred tax benefits of Petrolane no longer realizable by the Company as a result of the sale of AmeriGas Partners' Common Units to the public. During the 1996 twelve-month period, UGI recorded pre-tax management fee income of $.9 million from its management services agreement with Petrolane through April 19, 1995. During the 1995 twelve-month period, such management fee income totaled $11.8 million.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


UTILITY OPERATIONS

GAS UTILITY. Weather in Gas Utility's service territory, as measured by degree days for heating, was 5.2% colder than normal in the 1996 twelve-month period compared with weather which was 6.6% warmer than normal in the 1995 twelve-month period. Total system throughput increased 3.9 bcf (4.8%) from higher core market sales and slightly higher throughput to interruptible delivery service customers.

Gas Utility revenues increased $50.4 million (17.2%) in the 1996 twelve-month period as a result of higher sales to core market customers, higher base rates in effect since August 31, 1995, and lower refunds of prior-year PGC and other gas cost overcollections. These increases in Gas Utility revenues were partially offset by the recovery of lower average purchased gas costs through PGC rates.

Cost of gas sold was $166.0 million in the 1996 twelve-month period compared with $143.4 million in the 1995 twelve-month period. The increase principally reflects the higher core market sales and lower 1996-period refunds of prior year PGC overcollections partially offset by the recovery of lower average purchased gas costs through PGC rates.

Gas Utility total margin increased $25.5 million (18.5%) during the 1996 twelve-month period principally reflecting a $28.1 million increase in total margin from core market customers partially offset by a $1.8 million decrease in total margin from firm delivery service customers as a result of lower volumes transported for these customers and slightly lower average margins. Interruptible delivery service total margin increased during the 1996 twelve-month period reflecting higher volumes and higher average margins. Interruptible retail margin declined, however, due to lower volumes sold and higher 1996-period gas costs. In addition, Gas Utility margin in the 1995 twelve-month period includes $1.4 million of income resulting from the PUC's June 2, 1994 decision on the sharing of producer settlement refunds. Gas Utility operating income increased $20.6 million (40.8%) reflecting the higher total margin partially offset by higher operating expenses and charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased 3.9% in the 1996 twelve-month period as heating-related sales benefitted from colder heating-season weather and air conditioning related sales benefitted from record setting temperatures in July and August 1995. Electric Utility revenues increased $3.4 million (5.3%) as a result of the greater sales, a higher 1996 twelve-month period ECR and an increase in base rate revenues resulting from the full-year effect of the July 27, 1994, $1.3 million base rate increase. Cost of sales increased $2.0 million as a result of a higher average ECR rate and higher sales.

Electric Utility total margin increased $1.2 million (3.8%) in the 1996 twelve-month period due to the greater 1996 twelve-month period sales and the full-year effect of the July 1994 base rate increase. However, operating income was virtually unchanged as the increase in total margin was offset by higher operating and administrative expenses and higher charges for depreciation.

ENERGY MARKETING AND OTHER

Total revenues and margin from energy marketing represents revenues and margin from the energy marketing operations of UGI Energy Services commencing August 1, 1995. Prior to August 1, 1995, this business was conducted by GASMARK which reflected margin from its energy marketing activities

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


in miscellaneous income in the Condensed Consolidated Statements of Income. Combined operating income from energy marketing activities (reflecting both UGI Energy Services and GASMARK) was $4.8 million in the 1996 twelve-month period compared with $1.3 million in the 1995 twelve-month period. Corporate general and other, net, was $(12.4) in the 1996 twelve-month period compared with $(13.4) million in the prior-year period.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $77.4 million in the 1996 twelve-month period from $43.1 million in the 1995 twelve-month period reflecting higher levels of consolidated propane debt outstanding subsequent to the April 19, 1995 Petrolane Merger and Partnership Formation. Income tax expense for the 1996 twelve-month period includes the write-off of $5.9 million of net deferred tax benefits of AmeriGas Propane (representing the Company's share of such tax benefits no longer realizable by the Company as a result of the sale of AmeriGas Partners' Common Units to the public) and also includes the benefit of a $4.3 million adjustment to deferred state income taxes. In addition, income taxes for the 1996 twelve-month period are higher reflecting a low effective tax rate applicable to the Partnership's seasonal pre-tax loss recorded during its initial period of operations ended September 30, 1995.

                       FINANCIAL CONDITION AND LIQUIDITY

The Company's consolidated debt-to-total-capitalization ratio was 53.3% at March 31, 1996 compared to a ratio of 55.5% at September 30, 1995. The decrease in the ratio is principally a result of an increase in common stockholders' equity and a net decrease in UGI Utilities' total debt outstanding.

In October 1995, UGI Utilities redeemed $45.9 million face value of 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding. The redemption was paid principally from the proceeds of UGI Utilities' issuance of $48 million of notes under its Medium-Term Note program on September 29, 1995. In accordance with utility practice, the amount of the premium on the redemption has been deferred and is being amortized over the term of the refunding debt. On November 16, 1995, UGI Utilities issued $20 million of notes due May 15, 2005 under its Medium-Term Note program bearing interest at a rate of 6.62% the proceeds of which were used to reduce UGI Utilities' bank loans. In early May 1996, UGI Utilities filed, and the SEC declared effective, a registration statement for the issuance from time to time of up to $75 million of debt securities, none of which has been issued.

During the three months ended March 31, 1996, the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the General Partner and Petrolane. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane existing at the date of the Partnership Formation, which had been recorded in connection with the Petrolane Merger and the Partnership Formation. As a result, during the three months ended March 31, 1996, the Company recorded a $37.0 million reduction in deferred income tax liabilities and a corresponding reduction in goodwill which adjustments are reflected in the accompanying Condensed Consolidated Balance Sheet at March 31, 1996.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


AmeriGas Partners makes distributions of its Available Cash approximately 45 days after the end of each fiscal quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter less the amount of reserves established by the General Partner in its reasonable discretion for future cash requirements. A distribution of 55 cents per unit (the "Minimum Quarterly Distribution") for each of the quarters ended December 31, 1995 and September 30, 1995 was made on February 18, 1996 and November 18, 1995 to holders of record on February 8, 1996 and November 10, 1995, respectively, of all Common and Subordinated units. The Minimum Quarterly Distribution for the quarter ended March 31, 1996 will be made on May 18, 1996 to holders of record on May 10, 1996 of all Common and Subordinated units.

On April 30, 1996, the Company's Board of Directors increased the quarterly dividend on the Common Stock to 35.5 cents a share from 35 cents a share, effective for the dividend payable July 1, 1996.

UTILITY REGULATORY MATTERS

On January 26, 1996, Electric Utility filed with the PUC for a $6.2 million increase in its base rates to be effective March 26, 1996. In accordance with its normal practice, the effective date was suspended by the PUC for up to an additional seven months from the proposed effective date for investigation and public hearings.

On June 22, 1993, the PUC entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under SFAS 106, "Employers Accounting for Postretirement Benefits other than Pensions" and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of the Gas Utility Base Rate Settlement with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4.0 million in deferred excess SFAS 106 costs for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings.

In a proceeding involving an unaffiliated Pennsylvania utility, PP&L, the Commonwealth Court reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Gas Utility could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

CASH FLOWS

Cash and cash equivalents totaled $72.1 million at March 31, 1996 compared with $121.7 million at September 30, 1995. The Company's cash flows are seasonal and are generally greatest during the

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


second and third fiscal quarters when customers pay bills incurred during the heating season. Conversely, cash flows from operating activities during the first and fourth fiscal quarters are typically at their lowest levels as the Company purchases propane and natural gas inventories and finances increases in other working capital in advance of the heating season. Accordingly, cash flows from operations during the six months ended March 31, 1996 are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flow from operating activities was $73.8 million during the six months ended March 31, 1996 compared with $61.6 million during the six months ended March 31, 1995. Cash flow from operating activities before changes in operating working capital totaled $129.5 million in the six months ended March 31, 1996 compared with $59.4 million in the prior-year period. The significant increase in cash flow from operating activities before changes in operating working capital reflects the consolidation of the operations of Petrolane and improved consolidated propane and Gas Utility results. Changes in operating working capital in the current-year period reflect a net use of cash of $55.7 million principally from a seasonal increase in customer accounts receivable partially offset by cash flow from changes in inventories, accounts payable and other current assets and liabilities. In the prior-year period, changes in operating working capital provided $2.2 million in operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $31.6 million in the six months ended March 31, 1996 compared with $26.7 million in the prior-year period. The increase principally reflects the consolidation of the operations of Petrolane partially offset by slightly lower Gas Utility capital expenditures. During the six months ended March 31, 1996, the Company made several propane business acquisitions for total net cash consideration of $8.6 million.

FINANCING ACTIVITIES. During the six months ended March 31, 1996, the Company paid cash dividends on Common Stock of $23.1 million compared with $22.4 million in the prior-year period. Also during the six months ended March 31, 1996, AmeriGas Partners paid distributions of $19.4 million to public unitholders (and $27.0 million to the General Partner) representing the Minimum Quarterly Distribution on all limited partner units for the quarters ended September 30 and December 31, 1995. UGI Utilities repaid $16.5 million of borrowings under its revolving credit agreements during the six months ended March 31, 1996, compared with net borrowings of $20.5 million in the prior-year period. In addition, UGI Utilities redeemed $45.9 million face value of its 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding and issued $20 million of notes under its Medium-Term Note program. During the six months ended March 31, 1996, the Partnership borrowed $9 million under its acquisition facility and $5 million under its special purpose facility.

                        UGI CORPORATION AND SUBSIDIARIES

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 On February 27, 1996, the Annual Meeting of Shareholders of UGI was held. The shareholders reelected the ten nominees from the existing Board of Directors to another term and ratified the appointment of Coopers & Lybrand L.L.P. as independent public accountants. No other matters were considered at the meeting. The number of votes cast for and withheld from the election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                 Election of Directors:
                                                                    For                       Withheld
                                                                    ---                       --------
                 James W. Stratton                                  28,446,957                240,601
                 James A. Sutton                                    28,425,792                261,766
                 Robert C. Forney                                   28,433,137                254,421
                 David I. J. Wang                                   28,447,937                239,621
                 Richard C. Gozon                                   28,471,370                216,188
                 Cyrus H. Holley                                    28,469,670                217,888
                 Quentin I. Smith, Jr.                              28,445,621                241,937
                 Stephen D. Ban                                     28,474,903                212,655
                 Anne Pol                                           28,458,984                228,574
                 Lon R. Greenberg                                   28,465,324                222,234

The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Coopers & Lybrand L.L.P. is as follows:
For, 28,470,863; Against, 88,698; Abstain, 127,997. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

Pursuant to the 1993 Petrolane Plan of Reorganization, UGI issued 1,250,000 warrants to purchase an identical number of shares of UGI Common Stock at an exercise price of $24 a share, subject to adjustment. The warrants would have been exercisable during the period June 30, 1996 through March 31, 1998 provided that Petrolane's adjusted indebtedness, as defined in the Warrant Agreement dated as of July 12, 1993 among UGI, AmeriGas and Mellon Bank, N.A., was equal to or less than $530 million on or before March 31, 1996. As of March 31, 1996, such adjusted indebtedness totaled $568.4 million and was never less than or equal to $530 million. Accordingly, the warrants have expired without becoming exercisable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits:

                 11.  Statement re:  computation of per share earnings

                 27.  Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             UGI Corporation
                               ------------------------------------------------
                                               (Registrant)





Date:  May 13, 1996            By:  C.L. Ladner
                               ------------------------------------------------
                               C. L. Ladner, Senior Vice President - Finance





Date:  May 13, 1996            By:  M. J. Cuzzolina
                               ------------------------------------------------
                               M. J. Cuzzolina, Vice President - Accounting and
                               Financial Control (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION

    11                    STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

    27                    FINANCIAL DATA SCHEDULE