Form 10-Q
period 1996-06-30
UGI CORP /PA/
filed 1996-08-13
CIK 884614

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         At July 31, 1996, there were 33,096,105 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                      PAGES
                                                                                                      -----

PART I FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1996,
                       September 30, 1995 and June 30, 1995                                             1

                  Condensed Consolidated Statements of Income for the
                       three, nine and twelve months ended June 30, 1996 and 1995                       2

                  Condensed Consolidated Statements of Cash Flows for the
                       nine and twelve months ended June 30, 1996 and 1995                              3

                  Notes to Condensed Consolidated Financial Statements                                4 - 13

      Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                           14 - 28



PART II  OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                    28

      Item 5.     Other Information                                                                    29

      Item 6.     Exhibits and Reports on Form 8-K                                                     29

      Signatures                                                                                       30

                      UGI  CORPORATION  AND  SUBSIDIARIES

                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                  (unaudited)
                             (Millions of dollars)

                                                                                June 30,      September 30, June 30,
                                                                                  1996          1995          1995
                                                                                --------      ---------    ---------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $   40.7      $  121.7     $  110.5
     Short-term investments, at cost which approximates market value                45.2          11.0         31.0
     Accounts receivable (less allowances for doubtful accounts of
        $12.2, $7.3 and $10.1, respectively)                                       126.4          85.9         83.7
     Accrued utility revenues                                                        7.3           7.9          5.1
     Inventories                                                                    83.2         102.2         75.0
     Deferred income taxes                                                          23.1          22.1         32.5
     Prepayments and other current assets                                           10.1          16.5         14.3
                                                                                --------      --------     --------
        Total current assets                                                       336.0         367.3        352.1

Investments                                                                          6.4           6.1          6.0

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $356.1, $320.0 and $308.0, respectively)                  959.9         954.7        949.2

Intangible assets (less accumulated amortization of $92.8, $74.3 and
     $68.0, respectively)                                                          688.5         740.7        758.2
Deferred recoverable utility costs                                                  43.1          41.3         31.2
Other assets                                                                        57.1          53.9         51.7
                                                                                --------      --------     --------
        Total assets                                                            $2,091.0      $2,164.0     $2,148.4
                                                                                ========      ========     ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
     Current maturities of long-term debt - Propane                             $    5.5      $    5.4     $    6.6
     Current maturities of long-term debt - Utilities                               25.5          53.2          7.3
     Current maturities of long-term debt - other                                    0.3           0.3          0.3
     Bank loans - Utilities                                                         10.0          42.0         35.5
     Accounts payable                                                               65.7          69.1         50.2
     Other current liabilities                                                     155.1         159.3        189.3
                                                                                --------      --------     --------
        Total current liabilities                                                  262.1         329.3        289.2

Long-term debt - Propane                                                           664.1         653.1        652.8
Long-term debt - Utilities                                                         156.4         153.1        158.1
Long-term debt - other                                                               8.7           9.0          9.0
Deferred income taxes                                                              140.6         169.5        173.7
Other noncurrent liabilities                                                       113.7         115.4         92.7

Minority interest in AmeriGas Partners                                             309.3         318.9        337.9

UGI Utilities redeemable preferred stock                                            35.2          35.2         35.2

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
         issued - 33,081,447, 32,921,830 and 32,785,486 shares, respectively)      391.7         386.1        383.3
     Retained earnings (accumulated deficit)                                        11.7          (5.5)        16.6
                                                                                --------      --------     --------
                                                                                   403.4         380.6        399.9
     Less treasury stock, at cost                                                    2.5           0.1          0.1
                                                                                --------      --------     --------
       Total common stockholders' equity                                           400.9         380.5        399.8
                                                                                --------      --------     --------
       Total liabilities and stockholders' equity                               $2,091.0      $2,164.0     $2,148.4
                                                                                ========      ========     ========



The accompanying notes are an integral part of these financial statements.

                      UGI  CORPORATION  AND  SUBSIDIARIES

                CONDENSED  CONSOLIDATED  STATEMENTS  OF  INCOME
                                  (unaudited)
                      (Millions, except per share amounts)

                                                  Three Months Ended      Nine Months Ended      Twelve Months Ended
                                                      June 30,                June 30,               June 30,
                                                  ---------------         ------------------     ------------------
                                                   1996     1995            1996       1995        1996       1995
                                                  ------   ------         --------   ------      -------    ------
Revenues:
  Propane                                        $175.5   $139.4          $  836.1   $355.8     $  992.0    $418.7
  Utilities                                        81.4     66.2             372.7    303.5        426.6     357.0
  Energy marketing                                 19.5       -               64.8      -           73.3        -
                                                 ------   ------          --------   ------     --------    ------
                                                  276.4    205.6           1,273.6    659.3      1,491.9     775.7
                                                 ------   ------          --------   ------     --------    ------
Costs and expenses:
  Propane cost of sales                            96.2     71.0             468.2    178.1        551.1     209.4
  Utilities - gas, fuel and purchased power        38.1     29.2             186.2    148.5        207.4     172.0
  Energy marketing cost of sales                   18.4       -               59.0       -          67.0        -
  Operating and administrative expenses           102.5     92.3             327.8    231.8        427.6     292.8
  Depreciation and amortization                    21.4     18.2              64.4     40.1         85.2      50.7
  Petrolane fee income                               -      (2.8)               -     (20.5)          -      (28.8)
  Miscellaneous (income), net                      (4.0)    (3.4)            (10.2)    (8.3)       (13.3)    (10.2)
                                                 ------   ------          --------   ------     --------    ------
                                                  272.6    204.5           1,095.4    569.7      1,325.0     685.9
                                                 ------   ------          --------   ------     --------    ------

Operating income                                    3.8      1.1             178.2     89.6        166.9      89.8
Interest charges                                  (19.8)   (17.8)            (59.6)   (39.5)       (79.4)    (49.6)
Minority interest in AmeriGas Partners              9.3      8.6             (19.4)     8.6         (8.3)      8.6
                                                 ------   ------          --------   ------     --------    ------
Income (loss) before income taxes, subsidiary
  preferred stock dividends and
  equity in Petrolane                              (6.7)    (8.1)             99.2     58.7         79.2      48.8
Income tax (expense) benefit                        3.7     (4.1)            (45.0)   (32.8)       (34.9)    (28.6)
Dividends on UGI Utilities Series
  Preferred Stock                                  (0.7)    (0.7)             (2.1)    (2.1)        (2.8)     (2.3)
Equity in Petrolane                                  -      (6.6)               -      (5.3)          -       (2.7)
                                                 ------   ------          --------   ------     --------    ------
Income (loss) before extraordinary loss and
  accounting change                                (3.7)   (19.5)             52.1     18.5         41.5      15.2
Extraordinary loss - propane debt
  restructuring                                      -     (13.2)               -     (13.2)          -      (13.2)
Change in accounting for
  postemployment benefits                            -        -                 -      (3.1)          -       (3.1)
                                                 ------   ------          --------   ------     --------    ------
Net income (loss)                                $ (3.7)  $(32.7)         $   52.1   $  2.2     $   41.5    $ (1.1)
                                                 ======   ======          ========   ======     ========    ======

Earnings (loss) per common and common
  equivalent share:
  Earnings (loss) before extraordinary loss
      and accounting change                      $(.11)   $(.60)          $    1.57   $   .57   $    1.26   $   .46
  Extraordinary loss - propane debt
      restructuring                                  -     (.40)                -        (.41)        -        (.41)
  Change in accounting for
      postemployment benefits                        -       -                  -        (.09)        -        (.09)
                                                  ----     ----           ---------   -------   ----------  --------
  Net earnings (loss)                            $(.11)  $(1.00)          $    1.57   $   .07   $    1.26   $  (.04)
                                                 =====     ====           =========   =======   ==========  ========

Dividends declared per share                     $ .355   $ .35           $    1.055  $  1.04   $    1.405  $  1.385
                                                 ======   =====           ==========  =======   ==========  ========

Average common and common
  equivalent shares outstanding                    33.1    32.8                 33.1     32.6         33.1      32.6
                                                   ====    ====                 ====     ====         ====      ====





The accompanying notes are an integral part of these financial statements.

                      UGI  CORPORATION  AND  SUBSIDIARIES

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                  (unaudited)
                             (Millions of dollars)

                                                                       Nine Months Ended    Twelve Months Ended
                                                                            June 30,             June 30,
                                                                       ------------------   -----------------
                                                                        1996      1995 (1)   1996     1995 (1)
                                                                       -------    -------   -------   -------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                                   $   52.1    $   2.2   $  41.5   $  (1.1)
  Reconcile to net cash provided by
   continuing operations:
    Depreciation and amortization                                         64.4       40.1      85.2      50.7
    Deferred income taxes, net                                             3.4        7.4       1.1      12.7
    Equity in loss of Petrolane                                             -         5.3        -        2.7
    Extraordinary loss                                                      -        13.2        -       13.2
    Minority interest in AmeriGas Partners                                19.4       (8.6)      8.3      (8.6)
    Change in accounting for postemployment benefits                        -         3.1        -        3.1
    Other, net                                                             4.2        5.6       6.0      11.5
                                                                       -------    -------   -------   -------
                                                                         143.5       68.3     142.1      84.2
    Net change in:
     Accounts receivable and accrued utility revenues                    (47.4)      14.0     (54.3)     17.2
     Inventories                                                          19.5       12.9      (7.7)     (1.0)
     Deferred fuel adjustments                                             0.5       10.1      (9.7)      0.6
     Pipeline transition costs, net                                        1.1        2.4       0.6      (1.5)
     Producer settlements, net                                             0.1       (8.1)     (1.3)    (10.0)
     Accounts payable                                                     (3.8)     (17.2)     16.0     (16.9)
     Other current assets and liabilities                                 (0.1)       4.5      17.6       0.3
                                                                       -------    -------   -------   -------
    Net cash provided by continuing operations                           113.4       86.9     103.3      72.9
    Net cash used by discontinued operations                                -          -         -       (0.5)
                                                                       -------    -------   -------   -------
    Net cash provided by operating activities                            113.4       86.9     103.3      72.4
                                                                       -------    -------   -------   -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment                         (43.5)     (43.7)    (68.6)    (61.0)
  Net proceeds from disposals of property,
    plant and equipment                                                    3.2        0.5       4.1       1.4
  Acquisitions of businesses, net of cash acquired                        (9.2)      (2.5)    (10.8)     (2.8)
  Short-term investments increase                                        (34.2)     (31.0)    (14.2)    (31.0)
  Other, net                                                              (0.3)       1.2      (0.3)      0.7
                                                                       -------    -------   -------   -------
    Net cash used by investing activities                                (84.0)     (75.5)    (89.8)    (92.7)
                                                                       -------    -------   -------   -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Dividends on Common Stock                                              (34.6)     (33.6)    (46.2)    (44.7)
  Distributions on Partnership Common Units                              (29.1)        -      (37.0)       -
  Issuance of long-term debt                                              34.1         -       82.1        -
  Repayment of long-term debt                                            (52.0)     (11.8)    (60.2)    (19.9)
  UGI Utilities bank loans increase (decrease)                           (32.0)      18.5     (25.5)     28.5
  Issuance of UGI Utilities Series Preferred Stock                          -          -         -       19.8
  Issuance of Common Stock                                                 8.2        7.3      11.0       9.8
  Repurchases of Common Stock                                             (5.0)        -       (5.0)       -
                                                                       -------    -------   -------   -------
    Net cash used by financing activities                               (110.4)     (19.6)    (80.8)     (6.5)
                                                                       -------    -------   -------   -------

AMERIGAS  PARTNERS  FORMATION  TRANSACTIONS:
  Acquisition of Petrolane Class B shares                                   -       (90.9)       -      (90.9)
  Issuance of AmeriGas Partners Common Units                                -       349.7        -      349.7
  Issuance of long-term debt                                                -       208.5        -      208.5
  Repayment of long-term debt and related interest                          -      (408.9)       -     (408.9)
  Other fees and expenses                                                   -       (17.1)     (2.5)    (17.1)
                                                                       -------    -------   -------   -------
    Net cash provided (used) by AmeriGas Partners
     formation transactions                                                 -        41.3      (2.5)     41.3
                                                                       -------    -------   -------   -------

  Cash and cash equivalents increase (decrease)                        $ (81.0)   $  33.1   $ (69.8)  $  14.5
                                                                       =======    =======   =======   =======

CASH AND CASH EQUIVALENTS:
     End of period                                                     $  40.7    $ 110.5   $  40.7   $ 110.5
     Beginning of period                                                 121.7       77.4     110.5      96.0
                                                                       -------    -------   -------   -------
         Increase (decrease)                                           $ (81.0)   $  33.1   $ (69.8)  $  14.5
                                                                       =======    =======   =======   =======

(1)  Certain amounts have been reclassified.

During the twelve months ended June 30, 1996 and 1995, UGI Utilities, Inc. paid cash dividends to UGI of $11.6 and $18.5, respectively. During the twelve months ended June 30, 1996 and 1995, AmeriGas, Inc. paid cash dividends to UGI of $56.9 and $4.4, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $46.2 and $44.7, respectively. The ability of UGI Corporation to declare and pay cash dividends on its Common Stock is dependent upon the receipt of cash dividends and distributions from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                (Millions of dollars, except per share amounts)



1.       BASIS OF PRESENTATION

         UGI Corporation (UGI) is a holding company with two principal lines of business. UGI's utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. (UGI Utilities), which owns and operates a natural gas distribution utility (Gas Utility) and an electric utility (Electric Utility) in Pennsylvania (together referred to herein as "Utilities"). Commencing with the April 19, 1995 Partnership Formation described below, UGI conducts a national propane distribution business through AmeriGas Partners, L.P. (AmeriGas Partners) and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. At June 30, 1996, UGI, through wholly owned subsidiaries, holds an effective 2% general partner interest and a 56.7% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.3% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. UGI also conducts an energy marketing business through its wholly owned subsidiary, UGI Enterprises, Inc. (UGI Enterprises).

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).
         They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read

                        UGI CORPORATION AND SUBSIDIARIES
         in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       AMERIGAS PARTNERS

         QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

         AmeriGas Partners makes distributions of its Available Cash approximately 45 days after the end of each fiscal quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter plus all additional cash on hand as of the date of determination resulting from borrowings subsequent to the end of such quarter less the amount of reserves established by the General Partner in its reasonable discretion for future cash requirements. These reserves may be retained for the proper conduct of the Partnership's business and for distributions during the next four quarters. In addition, reserves for the payment of debt principal and interest are required under provisions of certain of the Partnership's debt instruments. A distribution of 55 cents per Common and Subordinated unit (the "Minimum Quarterly Distribution") for each of the quarters ended March 31, 1996, December 31, 1995 and September 30, 1995 was made approximately 45 days after each quarter. A pro rata distribution of
         44.6 cents per Common and Subordinated unit was also made for the period commencing with the Partnership Formation through June 30, 1995. The Minimum Quarterly Distribution for the quarter ended June 30, 1996 will be made on August 16, 1996 to holders of record on August 9, 1996 of all Common and Subordinated units.

         UNUSUAL ITEMS

         In March 1996 the Partnership completed the arrangements for a refund of general liability insurance premium deposits totaling $4.4 million which were previously paid by Petrolane prior to the Partnership Formation. The anticipated refund has been reflected as a reduction to operating and administrative expenses in the accompanying Condensed Consolidated Statements of Income. In addition, in March 1996 the Partnership completed a reassessment of its potential liability for environmental matters principally relating to the clean up of underground storage tanks (USTs). The reassessment indicated a reduction in estimated future costs and the resulting adjustment of $3.3 million has also been reflected as a reduction to operating expenses. The after-tax total of these adjustments increased net income for the nine and twelve months ended June 30, 1996 by $2.7 million or $.08 per share.

         In February 1996 the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the General Partner and Petrolane pursuant to the Partnership Formation. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane existing at the date of the Partnership Formation, which had been recorded in connection with the Petrolane Merger and the Partnership Formation. As a result, during the three months ended March 31, 1996, the

                        UGI CORPORATION AND SUBSIDIARIES

         Company recorded a $37.0 million reduction in deferred income tax liabilities and a corresponding reduction in goodwill which adjustments are reflected in the accompanying condensed consolidated balance sheet at June 30, 1996.

         PRO FORMA INCOME STATEMENT DATA

         The following unaudited pro forma condensed consolidated financial information of the Company for the three and nine months ended June 30, 1995 was derived from the historical financial information of the Company and Petrolane and was prepared to reflect the effects of the Petrolane Merger and the Partnership Formation as if these transactions had been completed as of the beginning of the periods presented. The following unaudited pro forma condensed consolidated financial information does not purport to present the results of operations of the Company had the transactions described above actually been completed as of the beginning of these periods. In addition, the unaudited pro forma condensed consolidated financial information is not necessarily indicative of results to be expected in the future.

                                                               Pro Forma              Pro Forma
                                                              Three Months           Nine Months
                                                                  Ended                 Ended
                                                                 June 30,              June 30,
                                                                  1995                   1995
                                                              ------------           ------------
 Revenues                                                       $ 242.3               $1,026.2

 Cost of sales                                                   (119.8)                (524.6)
 Depreciation and amortization                                    (21.7)                 (63.6)
 Other costs and expenses, net                                    (98.1)                (303.3)
                                                                -------               --------
 Operating income                                                   2.7                  134.7
 Interest expense                                                 (21.1)                 (60.4)
 Minority interest in AmeriGas Partners                             9.1                  (11.4)
 Income taxes                                                       2.3                  (29.5)
 Dividends on UGI Utilities Series Preferred Stock                  (.7)                  (2.1)
                                                                -------               --------
 Income (loss) before extraordinary loss and
    accounting change                                           $  (7.7)              $   31.3
                                                                =======               ========

 Earnings (loss) per share before extraordinary loss
    and accounting change                                       $  (.23)              $    .96
                                                                =======               ========

                        UGI CORPORATION AND SUBSIDIARIES

3.       ADJUSTMENTS RELATED TO THE PARTNERSHIP FORMATION

         As a result of the Partnership Formation, in April 1995 the Company recorded an extraordinary loss of $21.8 million pre-tax ($13.2 million after-tax) from the restructuring of certain senior indebtedness of Petrolane and AmeriGas Propane assumed by the Operating Partnership. In addition, the Company wrote off $5.9 million of net deferred tax benefits of AmeriGas Propane, and $5.8 million of net deferred tax benefits of Petrolane (which amount is reflected in "Equity in Petrolane" in the condensed consolidated statements of income for the three, nine and twelve months ended June 30, 1995) representing the Company's share of such tax benefits no longer realizable as a result of the sale of Common Units to the public.

4.       INVESTMENT IN PETROLANE

         The following table includes summarized consolidated results of operations for Petrolane for periods through April 19, 1995:

                                                   March 24,        September 24,          June 24,
                                                    1995 to            1994 to             1994 to
                                                   April 19,          April 19,           April 19,
                                                     1995                1995                1995
                                                   ---------        -------------         ---------
Revenues                                            $ 37.5              $372.1              $473.9
Cost of sales                                        (20.4)             (203.2)             (261.0)
Depreciation and amortization                         (4.0)              (27.4)              (38.9)
Other costs and expenses                             (11.9)             (100.0)             (133.3)
                                                    ------              ------              ------
Operating income                                       1.2                41.5                40.7
Interest expense                                      (3.9)              (30.0)              (41.6)
Income tax (expense) benefit                            .3               (10.1)                9.8
                                                    ------              ------              ------
Income (loss) before change in accounting             (2.4)                1.4                 8.9
Change in accounting for postemployment
   benefits                                             -                  (.9)                (.9)
                                                    ------              ------              ------
Net income (loss)                                   $ (2.4)             $   .5              $  8.0
                                                    ======              ======              ======

         Prior to the Partnership Formation, AmeriGas Propane and Petrolane were parties to a customer services agreement (Customer Services Agreement) pursuant to which AmeriGas Propane served customers of closed Petrolane districts and Petrolane served customers of closed AmeriGas Propane districts. These districts were closed in order to achieve cost reductions and operational efficiencies in overlapping
         geographical markets served by AmeriGas Propane and Petrolane.   The
         Customer Services Agreement terminated on April 19, 1995. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement totaled $.8 million, $6.9 million and, $9.2 million in the three, nine and twelve months ended June 30, 1995, respectively, and are included in operating and administrative expenses. Fees billed to Petrolane totaled $.7 million,

                        UGI CORPORATION AND SUBSIDIARIES

         $5.3 million and $7.2 million during the three, nine and twelve months ended June 30, 1995, respectively, and are included in Petrolane fee income.

         Prior to the Partnership Formation, UGI provided Petrolane with certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from Petrolane. During the three, nine and twelve months ended June 30, 1995, UGI recorded management fee income of $.9 million, $6.8 million and $9.8 million, respectively, under this agreement which amounts are included in Petrolane fee income.

         Prior to the Partnership Formation, AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), first-tier subsidiaries of UGI, provided general management, supervisory, administrative and transportation services to Petrolane, AmeriGas Propane and AGP-2. For such services, AMC and ATMC each received a monthly fee from Petrolane in an amount which, together with fees received from AmeriGas Propane and AGP-2, effectively reimbursed AMC and ATMC for costs incurred to provide such services. During the three, nine and twelve months ended June 30, 1995, the Company recorded fee income under these agreements of $1.2 million, $8.3 million and $11.8 million, respectively, which amounts are included in Petrolane fee income.

                      UGI  CORPORATION  AND  SUBSIDIARIES

5.Segment Information
  Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                       Three Months Ended         Nine Months Ended          Twelve Months Ended
                                                            June 30,                   June 30,                    June 30,
                                                        1996         1995         1996          1995         1996          1995
                                                      -------      -------      -------       -------      -------       --------
REVENUES
  Propane                                             $ 175.5      $ 139.4      $ 836.1       $ 355.8      $ 992.0       $  418.7
  Gas utility                                            65.2         51.2        320.2         254.1        357.4          292.0
  Electric utility                                       16.2         15.0         52.5          49.4         69.2           65.0
  Energy marketing                                       19.5           -          64.8            -          73.3             -
                                                      -------      -------      -------       -------      -------       --------
     Total consolidated operations                    $ 276.4      $ 205.6     $1,273.6       $ 659.3     $1,491.9       $  775.7
                                                      =======      =======      =======       =======      =======       ========

  Petrolane (a)                                                    $  37.5                    $ 372.1                    $  473.9
                                                                   =======                    =======                    ========


OPERATING  INCOME (LOSS)
  Propane                                             $  (4.9)     $  (4.6)     $ 100.4 (b)   $  31.3      $  90.9 (b,c) $   32.3
  Gas utility                                             9.1          5.8         75.3          52.8         74.4           50.7
  Electric utility                                        1.5          1.8          6.4           7.2          8.3            8.8
  Energy marketing                                        0.5          0.3          4.4           1.2          5.0            1.4
  Petrolane management fee                                 -           0.9           -            6.8           -             9.8
  Corporate general and other                            (2.4)        (3.1)        (8.3)         (9.7)       (11.7)         (13.2)
                                                      -------      -------      -------       -------      -------       --------
     Total consolidated operations                    $   3.8      $   1.1      $ 178.2       $  89.6      $ 166.9       $   89.8
                                                      =======      =======      =======       =======      =======       ========

  Petrolane (a)                                                    $   1.2                    $  41.5                    $   40.7
                                                                   =======                    =======                    ========

DEPRECIATION  AND  AMORTIZATION
  Propane - depreciation                              $   9.5      $   7.9      $  28.6       $  14.5      $  37.9       $   18.4
  Propane - amortization                                  6.4          5.3         19.4          10.5         25.9           12.8
  Gas utility                                             4.5          4.1         13.2          12.1         17.2           15.7
  Electric utility                                        1.0          0.9          3.0           2.8          3.9            3.6
  Corporate general                                        -            -           0.2           0.2          0.3            0.2
                                                      -------      -------      -------       -------      -------       --------
     Total consolidated operations                    $  21.4      $  18.2      $  64.4       $  40.1      $  85.2       $   50.7
                                                      =======      =======      =======       =======      =======       ========

  Petrolane - depreciation (a)                                     $   1.9                    $  13.1                    $   18.6
                                                                   =======                    =======                    ========
  Petrolane - amortization (a)                                     $   2.1                    $  14.3                    $   20.3
                                                                   =======                    =======                    ========

IDENTIFIABLE  ASSETS
  (at period end)
  Propane                                            $1,363.6     $1,493.0     $1,363.6      $1,493.0     $1,363.6       $1,493.0
  Gas utility                                           559.6        508.9        559.6         508.9        559.6          508.9
  Electric utility                                       83.9         82.8         83.9          82.8         83.9           82.8
  Energy marketing                                       13.0          1.1         13.0           1.1         13.0            1.1
  Corporate general and other                            70.9         62.6         70.9          62.6         70.9           62.6
                                                      -------      -------      -------       -------      -------       --------
     Total consolidated operations                   $2,091.0     $2,148.4     $2,091.0      $2,148.4     $2,091.0       $2,148.4
                                                      =======      =======      =======       =======      =======        =======


OPERATING  STATISTICS
  Propane sales - millions of gallons:
     AmeriGas (through April 19, 1995) -
           Retail                                                     24.7                      225.0                       280.5
           Wholesale                                                   3.0                       32.5                        50.1
     Petrolane (through April 19, 1995) -
           Retail (a)                                                 33.5                      319.4                       407.2
           Wholesale (a)                                              10.0                       99.9                       129.4
     AmeriGas Partners (after April 19, 1995) -
           Retail                                       146.5        100.8        706.1         100.8        848.9          100.8
           Wholesale                                     45.7         26.7        260.9          26.7        299.8           26.7
  Natural gas throughput -
          billions of cubic feet                         16.9         15.9         72.3          68.2         86.5           82.2
  Electric sales - millions of kilowatt hours           198.2        190.2        683.8         651.7        892.9          851.2

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

6.       UTILITY REGULATORY MATTERS

         On June 22, 1993, the Pennsylvania Public Utility Commission (PUC) entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of Gas Utility's August 31, 1995 base rate settlement (Gas Utility Base Rate Settlement) with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4.0 million in deferred excess SFAS 106 costs, comprising principally deferred transition obligation amortization, for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings. Under the terms of Electric Utility's July 18, 1996 base rate order, Electric Utility was permitted the recovery of its deferred SFAS 106 transition obligation amortization.

         In a proceeding involving an unaffiliated Pennsylvania utility, Pennsylvania Power & Light Company (PP&L), the Commonwealth Court of Pennsylvania (Commonwealth Court) reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Utilities could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

         Also as part of the Gas Utility Base Rate Settlement, Gas Utility was permitted to recover in its rates approximately $2.4 million in ongoing annual costs incurred under the provisions of SFAS 106. Gas Utility is required to defer the difference between the amount of SFAS 106 costs included in rates and the actuarially determined annual SFAS 106 costs for recovery or refund to ratepayers in future rate proceedings. The ultimate recovery of SFAS 106 costs in excess of pay-as-you-go costs was subject to the outcome of a legal challenge brought by the Pennsylvania Office of Consumer Advocate (OCA) against an unaffiliated Pennsylvania utility, Pennsylvania-American Water Company (PAWC). In Irwin Popowsky v. PA P.U.C. (1994), the Commonwealth Court rejected the claim of the OCA that principles of ratemaking prohibit the PUC from permitting PAWC to recover excess SFAS 106 costs. The OCA filed a petition for

                      UGI  CORPORATION  AND  SUBSIDIARIES
         allowance of appeal with the Pennsylvania Supreme Court with respect to this decision and the Pennsylvania Supreme Court, on March 12, 1996, denied this petition.

7.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners which are currently estimated to aggregate approximately $100 million (subject to reduction in certain circumstances). The leases expire through 2007 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

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

                      UGI  CORPORATION  AND  SUBSIDIARIES

         With respect to a manufactured gas plant site in Concord, New Hampshire, EnergyNorth Natural Gas, Inc. (EnergyNorth) has filed suit against UGI Utilities alone seeking UGI Utilities' purportedly allocable share of response costs associated with remediating gas plant related contaminants at that site. EnergyNorth alleges that to date it has spent $3.5 million to remediate part of the site and that it will be required to spend an unknown amount in the future to complete remediation.

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

                        UGI CORPORATION AND SUBSIDIARIES

8.       ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) effective for fiscal years beginning after December 15, 1995. In the case of the Company, SFAS 121 must be adopted no later than fiscal 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company's policy is to evaluate the impairment of long-lived assets, including associated intangibles, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The test for impairment is performed by comparing estimated net future cash flows expected to result from the use and eventual disposition of such assets to their carrying amount aggregated on a business enterprise or acquisition-level basis. On this basis, no impairment has been recognized because the estimated future net cash flows of each such asset group has exceeded the associated carrying amount. Under the provisions of SFAS 121, the aggregation of cash flows and the related test for impairment would be performed at a lower level within the Company. As a result, long-lived assets and associated intangibles, which are not deemed to be impaired under the Partnership's current impairment policy, could be deemed to be impaired under the provisions of SFAS 121 resulting in a noncash charge to operating income from recording such impaired assets at fair value.

         The Company has determined that the adoption of SFAS 121 will not have a material effect on its nonpropane operations. However, the Company is in the process of completing its evaluation of the impact of SFAS 121 on its propane operations. The Company expects to complete its evaluation in the fourth quarter of fiscal 1996.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS


The following analyses of the Company's results of operations should be read in conjunction with the segment information included in Note 5 to Condensed Consolidated Financial Statements. Due to the seasonality of the Company's businesses, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year. The comparisons of the results of operations from consolidated propane operations for the three, nine and twelve months ended June 30, 1996 and 1995 have been complicated by the impact of the Petrolane Merger and the Partnership Formation. In order to permit more meaningful analysis, the following analyses of the results of propane operations also includes pro forma results for the three and nine months ended June 30, 1995 as if the effects of the Petrolane Merger and the transactions related to the Partnership Formation had occurred as of the beginning of these periods.

                       UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS:
THREE MONTHS ENDED JUNE 30, 1996 (1996 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995 (1995 THREE-MONTH PERIOD)

- ------------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Three Months Ended June 30,                               1996          1995             (Decrease)
- ------------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Consolidated propane (a)                            $175.5        $139.4           N.M.        N.M.
      Gas utility                                           65.2          51.2        $ 14.0        27.3%
      Electric utility                                      16.2          15.0           1.2         8.0
      Energy marketing                                      19.5           -             N.M.        N.M.
      Petrolane (b)                                                       37.5           N.M.        N.M.

      Pro forma propane                                    175.5         176.1           (.6)        (.3)

 TOTAL MARGIN (c)
      Consolidated propane (a)                            $ 79.3        $ 68.4           N.M.        N.M.
      Gas utility                                           32.3          27.0        $  5.3        19.6%
      Electric utility                                       7.7           7.5            .2         2.7
      Energy marketing                                       1.1           -             N.M.        N.M.
      Petrolane (b)                                                       17.2           N.M.        N.M.

      Pro forma propane                                     79.3          85.5          (6.2)       (7.3)

 OPERATING INCOME (LOSS)
      Consolidated propane (a)                            $ (4.9)       $ (4.6)          N.M.        N.M.
      Gas utility                                            9.1           5.8        $  3.3        56.9%
      Electric utility                                       1.5           1.8           (.3)      (16.7)
      Energy marketing                                        .5            .3            .2        66.7
      Petrolane management fee                                              .9           N.M.        N.M.
      Corporate general and other                           (2.4)         (3.1)          (.7)      (22.6)
      Petrolane (b)                                                        1.2           N.M.        N.M.

      Pro forma propane                                     (4.9)         (2.1)          2.8       133.3

 OPERATING DATA
      Propane-retail sales (million of gallons)-
          Consolidated propane (a)                         146.5         125.5           N.M.        N.M.
          Petrolane (b)                                                   33.5           N.M.        N.M.
          Pro forma propane                                146.5         159.0         (12.5)       (7.9)%
      Natural gas throughput-bcf                            16.9          15.9           1.0         6.3
      Electric sales-gwh                                   198.2         190.2           8.0         4.2
- ------------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Consolidated propane includes the results of the operations of AmeriGas Partners (successor to AmeriGas Propane and Petrolane) in the 1996 three-month period and AmeriGas Propane prior to, and AmeriGas Partners subsequent to, the Partnership Formation in the 1995 three-month period. As a result, comparisons of consolidated propane amounts are not meaningful (N.M.).

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

PROPANE OPERATIONS

CONSOLIDATED PROPANE. As previously mentioned, the Petrolane Merger, which resulted in the consolidation of the operations of Petrolane effective April 19, 1995, and the effects of the Partnership Formation significantly affect the comparison of historical consolidated propane results. During the 1995 three-month period, the results of Petrolane's operations were accounted for by the equity method through April 19, 1995. As a result of the full-period consolidation of Petrolane's operations in the 1996 three-month period, retail volumes of propane sold, total consolidated propane revenues and total propane margin were greater in the 1996 three-month period. Consolidated propane operating loss was greater in the 1996 three-month period, despite higher consolidated propane margin, reflecting higher consolidated propane operating expenses resulting primarily from the full-period consolidation of the operations of Petrolane.

PRO FORMA CONSOLIDATED PROPANE. The comparison of propane revenues, total margin, operating loss and propane retail sales included in the table above are affected by an additional week of operations (March 24, 1995 to March 31, 1995) in the pro forma 1995 three-month period resulting from a difference in the fiscal month end of the Partnership and the predecessor operating companies.
In order to provide a more meaningful comparison, the following analysis reflects adjustments to the prior-year period's results to eliminate the estimated impact of the additional week.

Retail volumes of propane sold increased approximately 4.7 million gallons reflecting the benefit of colder late heating-season weather and the effects of acquisitions. Wholesale volumes of propane sold were also higher in the 1996 three-month period as a result of increased sales of low margin storage inventories. Revenues from the sale of propane in the 1996 three-month period increased approximately $17.2 million

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reflecting principally higher average retail propane selling prices and higher retail and wholesale volumes sold. Other revenues from the sale of appliances, parts, and other products and services were slightly lower in the 1996 three-month period due in large part to lower revenues from hauling activities. Propane cost of sales increased $15.1 million in the 1996 three-month period as a result of higher average propane product costs and higher propane volumes.

Total propane margin increased an estimated $2.8 million in the 1996 three-month period compared with the adjusted pro forma 1995 three-month period reflecting principally the impact of the higher retail volumes sold. Average retail unit margin on propane sales in the 1996 three-month period was essentially equal to average retail unit margin in the adjusted pro forma 1995 three-month period.

Total propane operating loss in the 1996 three-month period was $1.9 million higher than the adjusted pro forma 1995 three-month period. A $2.8 million increase in total margin was more than offset by higher operating and administrative expenses and slightly higher charges for depreciation and amortization. The increased operating expenses include higher payroll and employee compensation expenses associated with the Partnership's management reorganization activities.

UTILITY OPERATIONS

GAS UTILITY. Weather in the Gas Utility service area during the three months ended June 30, 1996 was 2.4% colder than normal compared to weather that was 9.8% colder than normal in the prior-year period. Notwithstanding the warmer weather, total system throughput increased 6.3% reflecting growth in firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales and higher volumes transported for interruptible customers. Total Gas Utility revenues increased principally as a result of higher base rates, higher sales to core market customers and higher purchased gas cost
(PGC) rates in effect during the 1996 three-month period. Cost of gas sold by the Gas Utility was $30.4 million during the 1996 three-month period, an increase of $8.2 million over the prior-year period, reflecting higher average PGC rates and the increase in core market sales.

The increase in Gas Utility total margin reflects an increase in margin from core market customers partially offset by lower total margin from interruptible and firm delivery service customers. The increase in core market total margin reflects the effect of higher base rates and volumes sold. The decrease in total margin from interruptible and firm delivery service customers reflects lower average interruptible margins as a result of higher gas costs. In addition, firm delivery service throughput was lower due in large part to customer switching to interruptible delivery service. Gas Utility operating income increased $3.3 million reflecting the increase in total margin partially offset by higher system maintenance, customer accounts and depreciation expenses in the 1996 three-month period.

ELECTRIC UTILITY.   Electric Utility sales increased 4.2% during the 1996
three-month period reflecting colder late heating-season weather. Electric Utility revenues increased $1.2 million reflecting the higher sales as well as a greater 1996 three-month period Energy Cost Rate (ECR). Cost of sales increased to $7.7 million in the 1996 three-month period from $7.0 million in the prior-year period as a result of higher sales and a higher ECR.

The increase in Electric Utility total margin principally reflects the benefit of the higher sales. Despite

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the increase in total margin, increases in operating, administrative and depreciation expenses resulted in a $.3 million decrease in Electric Utility operating income.

ENERGY MARKETING AND OTHER

Total revenues and margin from energy marketing in the 1996 three-month period represents total revenues and margin from the energy marketing operations of UGI Energy Services, Inc. (UGI Energy Services), a wholly owned subsidiary of UGI Enterprises. Prior to August 1, 1995, energy marketing was conducted by GASMARK, a division of UGI Utilities' wholly owned subsidiary UGI Development Company. Total margin from the gas marketing operations of GASMARK in the 1995 three-month period is reflected in miscellaneous income in the Condensed Consolidated Statements of Income. Operating income from energy marketing was $.5 million in the 1996 three-month period compared with $.3 million in the prior-year period reflecting an increase in 1996 three-month period unit margins and volumes. Operating loss from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $(2.4) million in the 1996 three-month period compared with $(3.1) million in the prior-year period reflecting lower UGI corporate administrative expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $19.8 million in the 1996 three-month period from $17.8 million in the prior-year period reflecting the effect of higher levels of consolidated debt outstanding subsequent to the Petrolane Merger and the Partnership Formation. On a pro forma basis, interest expense for the 1995 three-month period is $21.1 million. The effective income tax rate on pre-tax loss for the three months ended June 30, 1996 was 55.2% reflecting the impact of a slight decrease in the estimated annual effective income tax rate during the three months ended June 30, 1996. Income tax expense for the three months ended June 30, 1995 includes the write-off of $5.9 million in deferred tax benefits of AmeriGas Propane no longer realizable by the Company as a result of the sale of Common Units of AmeriGas Partners to the public.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
NINE MONTHS ENDED JUNE 30, 1996 (1996 NINE-MONTH PERIOD) COMPARED WITH NINE MONTHS ENDED JUNE 30, 1995 (1995 NINE-MONTH PERIOD)

- ----------------------------------------------------------------------------------------------------------
                                                                                           Increase
 Nine Months Ended June 30,                                1996          1995             (Decrease)
- ----------------------------------------------------------------------------------------------------------
                                                        (Millions of dollars)
 REVENUES
      Consolidated propane (a)                            $836.1        $355.8           N.M.        N.M.
      Gas utility                                          320.2         254.1        $ 66.1        26.0%
      Electric utility                                      52.5          49.4           3.1         6.3
      Energy marketing                                      64.8           -             N.M.        N.M.
      Petrolane (b)                                                      372.1           N.M.        N.M.

      Pro forma propane                                    836.1         722.7         113.4        15.7

 TOTAL MARGIN (c)
      Consolidated propane (a)                            $367.9        $177.7           N.M.        N.M.
      Gas utility                                          146.0         118.5        $ 27.5        23.2%
      Electric utility                                      24.6          23.8            .8         3.4
      Energy marketing                                       5.8           -             N.M.        N.M.
      Petrolane (b)                                                      168.9           N.M.        N.M.

      Pro forma propane                                    367.9         346.6          21.3         6.1

 OPERATING INCOME (LOSS)
      Consolidated propane (a)                            $100.4        $ 31.3           N.M.        N.M.
      Gas utility                                           75.3          52.8        $ 22.5        42.6%
      Electric utility                                       6.4           7.2           (.8)      (11.1)
      Energy marketing                                       4.4           1.2           3.2       266.7
      Petrolane management fee                                             6.8           N.M.        N.M.
      Corporate general and other                           (8.3)         (9.7)         (1.4)      (14.4)
      Petrolane (b)                                                       41.5           N.M.        N.M.

      Pro forma propane                                    100.4          83.2          17.2        20.7

 OPERATING DATA
      Propane-retail sales (million of gallons)-
          Consolidated propane (a)                         706.1         325.8           N.M.        N.M.
          Petrolane (b)                                                  319.4           N.M.        N.M.
          Pro forma propane                                706.1         645.2          60.9         9.4%
      Natural gas throughput-bcf                            72.3          68.2           4.1         6.0
      Electric sales-gwh                                   683.8         651.7          32.1         4.9
- ----------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Consolidated propane includes the results of the operations of AmeriGas Partners (successor to AmeriGas Propane and Petrolane) in the 1996 nine-month period and AmeriGas Propane prior to, and AmeriGas Partners subsequent to, the Partnership Formation in the 1995 nine-month period. As a result, comparisons of consolidated propane amounts are not meaningful (N.M.).

(b) Reflects 100% of Petrolane results in the 1995 nine-month period. Accordingly, comparisons of Petrolane amounts are not meaningful (N.M.). The results of operations of Petrolane in the 1995 nine-month period are reflected in the Condensed Consolidated Financial Statements of the Company on the equity method of accounting.

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

PROPANE OPERATIONS

CONSOLIDATED PROPANE. Consolidated propane revenues increased $480.3 million in the 1996 nine-month period reflecting principally the previously mentioned full-period consolidation of Petrolane's operations, the effect of significantly colder weather on retail propane sales, higher average retail propane prices and higher sales of low margin excess storage inventories.
Total consolidated propane cost of sales increased $290.1 million reflecting the higher volumes of consolidated propane sold and higher average propane product costs. Consolidated propane total margin increased $190.2 million principally due to the full-period consolidation of Petrolane's operations, the volume effects of the colder weather and, to a lesser extent, higher wholesale sales. Consolidated propane operating income increased $69.1 million reflecting the higher consolidated margin partially offset by higher consolidated propane operating expenses and charges for depreciation and amortization resulting principally from the consolidation of the operations of Petrolane.

PRO FORMA CONSOLIDATED PROPANE. Although the comparison of the Partnership's results for the nine month periods is impacted by an additional week of operations (September 24 to September 30, 1994) in the prior-year period resulting from the difference in AmeriGas Partners' and the predecessor companies fiscal month end, the impact of the additional week is not material to an understanding of the overall results of operations and, therefore, is not included as part of the following analysis.

Retail volumes of propane sold increased 60.9 million gallons in the 1996 nine-month period reflecting the effects of colder weather, acquisitions, and other non weather-related volume growth. Weather across the U.S. markets served by the Partnership was, on average, 1.3% colder than normal in the 1996 nine-month period compared with weather that was, on average, 17.0% warmer than normal in the 1995 pro

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


forma nine-month period. Regional temperature variations in the 1996 nine-month period were significantly different with the western U.S. experiencing substantially warmer than normal temperatures and the eastern and midwestern U.S. experiencing colder than normal temperatures. Wholesale volumes of propane sold were significantly higher reflecting the effects of the colder weather and an increase in sales of low margin excess storage inventories.

Total propane revenues increased during the 1996 nine-month period reflecting the increased sales as well as higher average retail selling prices. Total propane cost of sales increased $92.2 million as a result of the higher volumes of propane sold and higher average propane product costs.

Total propane margin was $21.3 million higher in the 1996 nine-month period as a result of the greater volumes of propane sold partially offset by lower average retail unit margins. Average retail unit margins in the 1996 nine-month period were slightly lower than in the pro forma 1995 nine-month period, despite increased average retail selling prices, reflecting the impact of higher average propane product costs. Total margin from other sales and services during the 1996 nine-month period was virtually unchanged from the prior-year period.

The increase in 1996 nine-month period operating income reflects principally the increase in total propane margin offset by higher operating and administrative expenses. The 1996 nine-month period propane operating expenses are net of $4.4 million from an expected refund of insurance premium deposits made in prior years and $3.3 million from reductions to reserves for potential liabilities for environmental matters. Operating expenses, exclusive of these items, increased $12.8 million reflecting higher payroll and employee compensation expenses, higher vehicle expenses and higher expenses associated with sales and marketing programs.

UTILITY OPERATIONS

GAS UTILITY. Weather in Gas Utility's service territory in the 1996 nine-month period was 4.7% colder than normal compared with weather that was 5.3% warmer than normal in the 1995 nine-month period. Total system throughput increased 6.0% due in large part to the colder weather's effect on core market sales which increased 5.4 bcf in the 1996 nine-month period. Partially offsetting the increase in total throughput from core market sales was a decrease in firm delivery service volumes as a result of customer switching from firm delivery service to interruptible delivery service. In addition, volumes of gas sold to interruptible retail customers declined reflecting the impact of more frequent interruptions of gas sold to these customers caused by the colder weather. The increase in Gas Utility's total revenues reflects higher sales to core market customers, higher base rates and lower refunds of prior-period gas cost overcollections. Cost of gas sold was $160.7 million during the 1996 nine-month period, an increase of $35.6 million from the 1995 nine-month period, reflecting principally the greater sales to the core market and lower refunds of prior-period gas cost overcollections.

The increase in Gas Utility total margin for the 1996 nine-month period reflects a $32.2 million increase in total margin from the core market partially offset by lower total margin from interruptible customers and firm delivery service customers. The higher total margin from the core market reflects the effects of the higher volumes sold and higher base rates. Total margin from interruptible customers declined principally as a result of higher 1996 nine-month period gas costs associated with sales to interruptible-

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


retail customers. Firm delivery service total margin also declined due in large part to customers switching to interruptible delivery service. Although Gas Utility operating income benefitted from the higher total margin, the benefit was partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased 4.9% during the 1996 nine-month period principally from colder heating-season weather. The increase in Electric Utility revenues reflects the impact of the higher sales as well as higher ECR revenues. Electric Utility cost of sales was $25.5 million, an increase of $2.1 million from the prior-year period. The increase in the cost of sales resulted from higher sales and a higher ECR.

Electric Utility total margin increased as a result of the increase in sales. However, operating income decreased as the increase in Electric Utility total margin was more than offset by higher distribution system maintenance expenses, higher general and administrative expenses, and higher depreciation expense.

ENERGY MARKETING AND OTHER

Total revenues and margin from energy marketing in the 1996 nine-month period represent revenues and total margin of UGI Energy Services. In the prior-year period, energy marketing activities were conducted by GASMARK which reflected margin from its gas marketing activities as miscellaneous income. Operating income from energy marketing was $4.4 million in the 1996 nine-month period compared with $1.2 million in the 1995 nine-month period reflecting significantly higher average unit margins and greater volumes. Operating loss from corporate general and other, net, was $(8.3) million in the 1996 nine-month period compared with $(9.7) million in the 1995 nine-month period reflecting lower UGI corporate administrative expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $59.6 million in the 1996 nine-month period from $39.5 million in the 1995 nine-month period reflecting higher levels of consolidated propane debt outstanding subsequent to the Petrolane Merger and Partnership Formation. On a pro forma basis, interest expense for the 1995 nine-month period is $60.4 million. The effective income tax rate for the 1996 nine-month period is 45.4% compared with a rate of 55.9% in the prior-year. Income tax expense in the prior-year period reflects the write-off of $5.9 million in deferred tax benefits of AmeriGas Propane no longer realizable by the Company as a result of the sale of Common Units of AmeriGas Partners to the public.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:
TWELVE MONTHS ENDED JUNE 30, 1996 (1996 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED JUNE 30, 1995 (1995 TWELVE-MONTH PERIOD)

- ----------------------------------------------------------------------------------------------------------
                                                                                          Increase
 Twelve Months Ended June 30,                              1996          1995            (Decrease)
- ----------------------------------------------------------------------------------------------------------

                                                        (Millions of dollars)
 REVENUES
      Consolidated propane (a)                            $992.0        $418.7           N.M.        N.M.
      Gas utility                                          357.4         292.0         $65.4        22.4%
      Electric utility                                      69.2          65.0           4.2         6.5
      Energy marketing                                      73.3           -             N.M.        N.M.
      Petrolane (b)                                                      473.9           N.M.        N.M.

 TOTAL MARGIN (c)
      Consolidated propane (a)                            $440.9        $209.3           N.M.        N.M.
      Gas utility                                          168.4         138.7         $29.7        21.4%
      Electric utility                                      32.9          31.6           1.3         4.1
      Energy marketing                                       6.3           -             N.M.        N.M.
      Petrolane (b)                                                      213.0           N.M.        N.M.

 OPERATING INCOME (LOSS)
      Consolidated propane (a)                            $ 90.9        $ 32.3           N.M.        N.M.
      Gas utility                                           74.4          50.7         $23.7        46.7%
      Electric utility                                       8.3           8.8           (.5)       (5.7)
      Energy marketing                                       5.0           1.4           3.6       257.1
      Petrolane management fee                                             9.8           N.M.        N.M.
      Corporate general and other                          (11.7)        (13.2)         (1.5)      (11.4)
      Petrolane (b)                                                       40.7           N.M.        N.M.

 OPERATING DATA
      Propane-retail sales (million of gallons)-
          Consolidated propane (a)                         848.9         381.3           N.M.        N.M.
          Petrolane (b)                                                  407.2           N.M.        N.M.
      Natural gas throughput-bcf                            86.5          82.2           4.3         5.2%
      Electric sales-gwh                                   892.9         851.2          41.7         4.9
- ----------------------------------------------------------------------------------------------------------

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

PROPANE OPERATIONS

CONSOLIDATED PROPANE. Retail volumes of propane sold from consolidated propane operations during the 1996 twelve-month period increased to 848.9 million gallons from 381.3 million gallons sold during the 1995 twelve-month period. The increase in retail gallons sold is principally a result of the full-period consolidation of the operations of Petrolane subsequent to April 19, 1995 as well as colder 1996 twelve-month period weather. Consolidated propane revenues, cost of sales and total margin were higher as a result of the consolidation of the operations of Petrolane and the volume effects of the colder weather. Additionally, consolidated propane revenues, cost of sales and total margin increased as a result of higher sales of low margin excess storage inventories. Total consolidated propane margin in the 1996 twelve-month period was negatively impacted by lower average retail unit margins resulting from higher propane product costs and sales and marketing programs. Consolidated propane operating income increased $58.6 million reflecting the greater consolidated propane total margin partially offset by higher consolidated propane operating expenses due in large part to the consolidation of Petrolane.

UTILITY OPERATIONS

GAS UTILITY. Weather in Gas Utility's service territory, as measured by degree days for heating, was 4.4% colder than normal in the 1996 twelve-month period compared with weather which was 4.9% warmer than normal in the 1995 twelve-month period. The increase in total system throughput reflects the impact of the colder weather on core market sales.

The increase in Gas Utility revenues in the 1996 twelve-month period reflects higher sales to core market customers and higher base rates in effect since August 31, 1995 and lower refunds of prior-period PGC and other gas cost overcollections. These increases in revenues were partially offset by the recovery of lower average purchased gas costs through PGC rates. Cost of gas sold was $174.2 million in the 1996 twelve-month period compared with $141.5 million in the 1995 twelve-month period. The higher cost of gas reflects the higher core market sales and lower 1996-period refunds of prior-year PGC overcollections partially offset by the recovery of lower average purchased gas costs through PGC rates.

The increase in Gas Utility total margin reflects a significant increase in core market total margin as a result of greater sales and higher base rates commencing August 31, 1995. Partially offsetting the

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increase in core market total margin was a decrease in total margin from interruptible-retail customers as a result of lower volumes sold and the impact of higher 1996-period gas costs. Firm delivery service volumes and margins decreased as a result of lower volumes transported for these customers, due largely to customer switching to interruptible delivery service, and slightly lower average margins. Gas Utility operating income increased reflecting the higher total margin partially offset by higher operating and administrative expenses and higher charges for depreciation from fixed asset additions.

ELECTRIC UTILITY. Electric Utility sales increased 4.9% in the 1996 twelve-month period as heating-related sales benefitted from colder heating-season weather and air conditioning related sales benefitted from record setting temperatures in July and August 1995. Electric Utility revenues increased as a result of these greater sales and higher ECR revenues. Cost of sales increased $2.6 million as a result of the higher sales and a higher ECR rate.

The increase in Electric Utility total margin reflects the benefit of the higher sales. The higher total margin was more than offset by higher operating and administrative expenses and higher charges for depreciation.

ENERGY MARKETING AND OTHER

Total revenues and margin from energy marketing represents revenues and margin from the energy marketing operations of UGI Energy Services commencing August 1, 1995. Prior to August 1, 1995, this business was conducted by GASMARK which reflected margin from its energy marketing activities in miscellaneous income. Combined operating income from energy marketing activities (including both UGI Energy Services and GASMARK) was higher in the 1996 twelve-month period reflecting higher unit margin and greater volumes. Operating loss of corporate general and other, net, was lower in the 1996 twelve-month period reflecting lower UGI corporate expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $79.4 million in the 1996 twelve-month period from $49.6 million in the 1995 twelve-month period reflecting the full-period effect of higher levels of consolidated propane debt outstanding subsequent to the April 19, 1995 Petrolane Merger and Partnership Formation. Income tax expense for the 1996 twelve-month period includes the benefit of $4.3 million adjustment to deferred state income taxes. Income tax expense in the 1995 twelve-month period includes the write-off of $5.9 million of net deferred tax benefits of AmeriGas Propane representing the Company's share of such tax benefits no longer realizable by the Company as a result of the sale of AmeriGas Partners' Common Units to the public.

                       FINANCIAL CONDITION AND LIQUIDITY

The Company's consolidated debt-to-total-capitalization ratio was 53.9% at June 30, 1996 compared to a ratio of 55.5% at September 30, 1995. The decrease in the ratio is principally a result of an increase in common stockholders' equity and a net decrease in UGI Utilities' total debt outstanding.

In October 1995, UGI Utilities redeemed $45.9 million face value of 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding. The redemption

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


was paid principally from the proceeds of UGI Utilities' issuance of $48 million of notes under its Medium-Term Note program on September 29, 1995. On November 16, 1995, UGI Utilities issued $20 million of notes due May 15, 2005 under its Medium-Term Note program bearing interest at a rate of 6.62% the proceeds of which were used to reduce UGI Utilities' bank loans. In May 1996, UGI Utilities filed, and the SEC declared effective, a registration statement for the issuance from time to time of up to $75 million of debt securities, none of which has been issued.

In February 1996 the General Partner completed AmeriGas Partners' and the Operating Partnership's federal income tax returns for the Partnership's initial period of operation. As a part of this process, a final determination was made as to how to allocate the tax basis of certain of the assets contributed to the Partnership by the General Partner and Petrolane. The completion of the allocation process resulted in reductions in the deferred income tax liabilities of the General Partner and Petrolane existing at the date of the Partnership Formation, which had been recorded in connection with the Petrolane Merger and the Partnership Formation. As a result, during the three months ended March 31, 1996, the Company recorded a $37.0 million reduction in deferred income tax liabilities and a corresponding reduction in goodwill which adjustments are reflected in the accompanying Condensed Consolidated Balance Sheet at June 30, 1996.

AmeriGas Partners makes distributions of its Available Cash approximately 45 days after the end of each fiscal quarter. The Minimum Quarterly Distribution of 55 cents per unit for each of the quarters ended March 31, 1996, December 31, 1995 and September 30, 1995, and a pro rata distribution of 44.6 cents per limited partner unit for the period commencing with the Partnership Formation through June 30, 1995, was made approximately 45 days after the end of each quarter. The Minimum Quarterly Distribution for the quarter ended June 30, 1996 will be made on August 16, 1996 to holders of record on August 9, 1996 of all Common and Subordinated units.

On April 30, 1996, the Company's Board of Directors increased the quarterly dividend on the Common Stock to 35.5 cents a share from 35 cents a share, effective for the dividend payable July 1, 1996.

The Company is required to adopt the provisions of SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" no later than fiscal 1997. The Company has determined that the adoption of SFAS 121 will not have a material effect on its nonpropane operations. However, the Company is in the process of completing its evaluation of the impact of SFAS 121 on its propane operations. The Company expects to complete its evaluation in the fourth quarter of fiscal 1996 (see Note 8 to Condensed Consolidated Financial Statements).

UTILITY REGULATORY MATTERS

On January 26, 1996, Electric Utility filed with the PUC for a $6.2 million increase in its base rates to be effective March 26, 1996. In accordance with its normal practice, the effective date was suspended by the PUC for up to an additional seven months from the proposed effective date for investigation and public hearings. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. The increase in base rates became effective on July 19, 1996. Under the terms of the settlement, Electric Utility agreed not to file for another base rate increase before July 1, 1997.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On June 22, 1993, the PUC entered an order permitting Gas Utility to record a regulatory asset for the difference between the costs incurred under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" and costs incurred on a pay-as-you-go basis. Under the terms of the order, the regulatory asset resulting from the deferral of SFAS 106 costs was allowable for ratemaking purposes subject to prior review in a base rate proceeding. As part of the Gas Utility Base Rate Settlement with the PUC, Gas Utility was permitted the recovery over 17.25 years of the approximately $4.0 million in deferred excess SFAS 106 costs, comprising principally deferred transition obligation amortization, for the period January 1, 1993 (the date Gas Utility adopted SFAS 106) through August 31, 1995. The Gas Utility Base Rate Settlement, however, reserved the right of any party to challenge the prospective recovery of these deferred excess SFAS 106 costs in future rate proceedings. Under the terms of Electric Utility's July 18, 1996 base rate order, Electric Utility was permitted the recovery of its deferred SFAS 106 transition obligation amortization.

In a proceeding involving an unaffiliated Pennsylvania utility, PP&L, the Commonwealth Court reversed a PUC declaratory order outside a full base rate proceeding permitting PP&L to defer excess SFAS 106 costs pending its next base rate order. PP&L and the PUC appealed the Commonwealth Court decision to the Pennsylvania Supreme Court which, on March 12, 1996, declined to review the matter. The Company will continue to monitor administrative and judicial proceedings involving deferred excess SFAS 106 costs and recognizes that, based on applicable law, it is possible that in future base rate proceedings Utilities could prospectively be denied recovery of some or all of its deferred excess SFAS 106 costs.

CASH FLOWS

Cash and cash equivalents totaled $40.7 million at June 30, 1996 compared with $121.7 million at September 30, 1995. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season. Conversely, cash flows from operating activities during the first and fourth fiscal quarters are typically at their lowest levels as the Company purchases propane and natural gas inventories and finances increases in other working capital in advance of the heating season. Cash flows from operations during the nine months ended June 30, 1996 therefore, are not necessarily indicative of cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flow from operating activities was $113.4 million during the nine months ended June 30, 1996 compared with $86.9 million during the nine months ended June 30, 1995. Cash flow from operating activities before changes in operating working capital totaled $143.5 million in the 1996 nine-month period compared with $68.3 million in the prior-year period. The significant increase in operating cash flows before changes in working capital reflects increased Gas Utility and propane results and the full period consolidation of the operations of Petrolane subsequent to the Partnership Formation. Changes in operating working capital in the current-year period reflect a net use of cash of $30.1 million principally from a seasonal increase in accounts receivable partially offset by a seasonal decrease in inventories. In the prior-year period, changes in operating working capital provided $18.6 million in operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $43.5 million in the 1996 nine-month period compared with $43.7 million in the prior-year period. The slight decrease in

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


capital expenditures reflects lower Gas Utility capital expenditures offset by higher propane operations' capital expenditures resulting from the full-period consolidation of the operations of Petrolane. In the prior-year period, the operations of Petrolane were consolidated commencing April 19, 1995. During the nine months ended June 30, 1996, the Company made several propane business acquisitions for total net cash consideration of $9.2 million.

FINANCING ACTIVITIES. During the nine months ended June 30, 1996, the Company paid cash dividends on Common Stock of $34.6 million compared with $33.6 million of cash dividends in the prior-year period. Also during the nine months ended June 30, 1996, AmeriGas Partners paid distributions of $29.1 million to public unitholders (and $41.3 million to the General Partner) representing the Minimum Quarterly Distribution on all limited partner units for the quarters ended March 31, 1996, December 31, 1995 and September 30, 1995. UGI Utilities repaid $32.0 million of borrowings under its revolving credit agreements during the nine months ended June 30, 1996, compared with net borrowings of $18.5 million in the prior-year period. In addition, UGI Utilities redeemed $45.9 million face value of its 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding and issued $20 million of notes under its Medium-Term Note program. During the nine months ended June 30, 1996, the Partnership borrowed $9 million under its acquisition facility and $5 million under its special purpose facility.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

MATEEL ENVIRONMENTAL JUSTICE FOUNDATION V. AMERIGAS PROPANE, L.P. ET AL. On July 29, 1996, Mateel Environmental Justice Foundation ("Mateel") filed a complaint in the Superior Court of the State of California, County of San Francisco, alleging that AmeriGas Propane, L.P. ("APLP"), and several other major propane gas distributors, are in violation of Proposition 65, "The Safe Drinking Water and Toxic Enforcement Act of 1986" (commonly referred to as "Prop 65"). APLP is a wholly owned subsidiary of the Partnership. The Complaint alleges that APLP and its co-defendants are required to provide warnings that the use of liquid propane would result in exposure to chemicals known to cause cancer and birth defects, and that the burning of liquid propane in heaters and other appliances causes exposure to carbon monoxide, benzene, formaldehyde and acetaldehyde. The maximum penalty under Prop 65 is $2,500 per day, per person exposed. In addition to the maximum penalty, Mateel is seeking attorney's fees and costs, together with an Order mandating compliance with Prop 65. Management believes that APLP has substantial defenses to this claim.

COMMERCIAL ROW CASES, JUDICIAL COUNCIL OF CALIFORNIA, COORDINATION PROCEEDING NO. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc, a Delaware corporation ("API"), a predecessor of AmeriGas Propane, L.P., in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion occurred apparently as the result of propane gas which escaped from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage, and named as defendants the manufacturer and distributor of the fitting, in addition to API. The cases have been

                        UGI CORPORATION AND SUBSIDIARIES


consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the complaints requested damages in unspecified amounts; some of the complaints sought punitive damages as well as compensatory damages. During pretrial discovery, the claimants have asserted demands which in the aggregate now exceed $25 million. With the exception of claims for punitive damages, the claims asserted in the complaints are fully insured, subject to a $500,000 self-insured retention. Trial currently is scheduled to begin on September 30, 1996.

ITEM 5.  OTHER INFORMATION

         On July 30, 1996, Lon R. Greenberg was elected Chairman of the Board of UGI Corporation, effective August 1, 1996, succeeding James A. Sutton. Mr. Sutton retired as Chief Executive Officer of the Company on August 1, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

                 10.1 Change of Control Agreement between UGI Corporation and Lon R. Greenberg.

                 10.2 Form of Change of Control Agreement between UGI Corporation and each of Messrs. Bunn, Ladner, Mauch and Westerman.

                 10.3 Form of Change of Control Agreement between UGI Corporation and each of Messrs. Bovaird, Cuzzolina, Hall and Katz.

                 10.4     UGI Corporation Annual Bonus Plan dated March 8, 1996.

                 11.      Statement re:  computation of per share earnings.

                 27.      Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K dated April 17, 1996, to report an amendment to the Company's Rights Agreement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                UGI Corporation
                              ----------------------------
                                 (Registrant)






Date:  August 13, 1996    By: C.L. Ladner
                              ----------------------------------
                              C. L. Ladner, Senior Vice President - Finance





Date:  August 13, 1996    By: M. J. Cuzzolina
                              ---------------------------------
                              M. J. Cuzzolina, Vice President - Accounting and Financial Control (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.                         Description
- -----------                         -----------
    10.1         Change of Control Agreement between UGI Corporation and Lon R. Greenberg.

    10.2         Form of Change of Control Agreement between UGI Corporation and each of Messrs. Bunn, Ladner, Mauch and Westerman.

    10.3         Form of Change of Control Agreement between UGI Corporation and each of Messrs. Bovaird, Cuzzolina, Hall and Katz.

    10.4         UGI Corporation Annual Bonus Plan dated March 8, 1996.

    11           Statement re:  computation of per share earnings

    27           Financial Data Schedule