Form 10-K405
period 1996-09-30
UGI CORP /PA/
filed 1996-12-26
CIK 884614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


                         Commission file number 1-11071

                                UGI CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Pennsylvania                                    23-2668356
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

              460 North Gulph Road, King of Prussia, PA  19406
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                               (610) 337-1000
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
          TITLE OF CLASS                             ON WHICH REGISTERED

Common Stock, without par value             New York Stock Exchange, Inc.
                                            Philadelphia Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:             None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES    X       NO          .
                                                --------       --------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on December 1, 1996 was $721,933,822.

At December 1, 1996 there were 33,163,162 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 1996 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1997 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS


PART I                             BUSINESS                                                                PAGE

     Items 1 and 2                 Business and Properties  . . . . . . . . . . . . . . . . . . . . . . .   1
                                   General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
                                   Propane Partnership Business   . . . . . . . . . . . . . . . . . . . .   2
                                   Utility Operations   . . . . . . . . . . . . . . . . . . . . . . . . .  10
                                   UGI Enterprises, Inc.  . . . . . . . . . . . . . . . . . . . . . . . .  17

     Item 3                        Legal Proceedings.   . . . . . . . . . . . . . . . . . . . . . . . . .  18

     Item 4                        Submission of Matters to a Vote of
                                   Security Holders..   . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART II                            SECURITIES AND FINANCIAL INFORMATION

    Item 5                         Market for Registrant's Common Equity
                                   and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . .  24

    Item 6                         Selected Financial Data.   . . . . . . . . . . . . . . . . . . . . . .  26

    Item 7                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations  . . . . . . . . . . . .  27

    Item 8                         Financial Statements and Supplementary Data  . . . . . . . . . . . . .  27

    Item 9                         Changes in and Disagreements with
                                   Accountants on Accounting and Financial Disclosure.  . . . . . . . . .  27

PART III                           UGI MANAGEMENT AND SECURITY HOLDERS

    Item 10                        Directors and Executive Officers of the Registrant   . . . . . . . . .  27

    Item 11                        Executive Compensation.  . . . . . . . . . . . . . . . . . . . . . . .  27

    Item 12                        Security Ownership of Certain Beneficial
                                   Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . .  27

    Item 13                        Certain Relationships and Related Transactions . . . . . . . . . . .    30

PART IV                            ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

    Item 14                        Exhibits, Financial Statement Schedules
                                   and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  30

                                   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37





                                     (i)

PART I: BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         UGI Corporation ("UGI" or the "Company") is a holding company with two principal lines of business: propane distribution and utilities. The Company's AmeriGas, Inc. subsidiary ("AmeriGas") conducts the nation's largest retail propane distribution business through AmeriGas Partners, L.P., a Delaware limited partnership ("AmeriGas Partners" or, the "Partnership") and its 98.99% owned subsidiary AmeriGas Propane, L.P. (the "Operating Partnership").
AmeriGas Propane, Inc., a Pennsylvania corporation and a wholly owned subsidiary of AmeriGas, is the Partnership's sole general partner (the "General Partner"). The common units of AmeriGas Partners, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Through its subsidiaries, AmeriGas owns 59% of the Partnership, and the remaining interest is publicly held. The Company has been in the propane distribution business since 1959. The Company's utility business is conducted through its subsidiary, UGI Utilities, Inc. ("Utilities"), which owns and operates natural gas distribution and electric utilities in Pennsylvania. The Company has been in the utility business for over 100 years and supplies gas and electric utility services to approximately 247,000 and 60,000 customers, respectively.

         UGI Enterprises, Inc., a wholly owned UGI subsidiary formed in 1994 ("UGI Enterprises"), conducts a retail gas marketing business and evaluates and develops new business opportunities. Black Sea LPG, L.P. is Enterprises' first joint venture. The project will create an energy import and distribution business in Romania. Other joint ventures in international energy markets are being developed.

         UGI was incorporated in Pennsylvania in 1991 as part of the restructuring of Utilities (formerly, UGI Corporation) into a holding company system effective April 10, 1992. UGI is not subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). UGI is also exempt from registration as a holding company and not otherwise subject to regulation under the Public Utility Holding Company Act of 1935, except for Section 9(a)(2) thereof, which relates to the acquisition of voting securities of an electric or gas utility company. UGI's executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and its telephone number is (610) 337-1000. References to "UGI" or the "Company" include its consolidated subsidiaries unless the context indicates otherwise. Similarly, references to "AmeriGas Partners" and the "Partnership" include the Operating Partnership, its predecessors and its subsidiaries.

                          PROPANE PARTNERSHIP BUSINESS

         The Company's propane distribution business is conducted through AmeriGas Partners. The Partnership is the largest retail propane distributor in the United States, with over 600 district locations in 44 states at September 30, 1996. Wholly owned subsidiaries of the Company hold an aggregate 59% interest in the Partnership, including the sole general partner interest in each of AmeriGas Partners and the Operating Partnership.


BACKGROUND

         On July 15, 1993, AmeriGas acquired a significant equity interest in, and other UGI subsidiaries assumed management of, Petrolane Incorporated ("Petrolane"). The Petrolane acquisition expanded substantially the size of the propane distribution network under the Company's management. From July 15, 1993 to April 19, 1995, the Company's investment in Petrolane was accounted for by the equity method, under which the investment was recorded at cost and adjusted by the Company's share (originally, approximately 30%) of Petrolane's undistributed income or loss. On April 19, 1995, Petrolane became a wholly owned subsidiary of the General Partner, and through a series of related transactions, all of the propane businesses of AmeriGas, including Petrolane, were transferred to the Operating Partnership (the "Partnership Formation"). Although the Company's consolidated financial statements now include 100% of the Partnership's revenues and assets, the Company's net income reflects only its 59% share in the income or loss of the Partnership, due to the public's limited partner interest in the Partnership.


GENERAL INDUSTRY INFORMATION

         Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean burning, producing negligible amounts of pollutants when properly consumed.

         The primary customers for propane are residential, commercial, agricultural, engine fuel and industrial users to whom natural gas is not readily available. Customers use propane primarily for home heating, water heating, cooking, engine fuel and process applications. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the electric utility industry and thereby permit retail electric customers to choose their electric supplier. Proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity. The Company is unable to predict the impact that electric utility deregulation may have on propane's competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

         As of September 30, 1996, the Partnership distributed propane to approximately 968,000 customers from over 600 district locations in 44 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. From many of its district locations, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. The Partnership also engages in the business of delivering liquified petroleum gases by truck as a common carrier. The Partnership operates as an interstate carrier in 49 states throughout the United States, and as an intrastate carrier in 46 states. It is also licensed as a carrier in Canada; a license is pending in Mexico. The Partnership's trucking capacity is part of its overall transportation and distribution infrastructure which is utilized in the conduct of its business.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, engine fuel, agricultural and wholesale. Approximately 73% of the Partnership's 1996 fiscal year sales (based on gallons sold) were to retail accounts (31% to residential customers, 27% to industrial/commercial customers, 9% to engine fuel customers and 6% to agricultural customers), and approximately 27% were to wholesale customers. Sales to residential customers in fiscal 1996 represented approximately 42% of retail gallons sold and 54% of the Partnership's total margin. No single customer accounts for 10% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. As an engine fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines.
Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. Agricultural uses include tobacco curing, crop drying and poultry brooding.

         Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,200 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons, with a typical tank having a capacity of 300 to 400 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 25 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at district locations or are filled in place. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

PROPANE SUPPLY AND STORAGE

         Supplies of propane from the Partnership's sources historically have been readily available. In the year ended September 30, 1996, the Amoco companies (Amoco Canada and Amoco USA) and Warren Petroleum Company ("Warren"), a division of Chevron U.S.A., provided approximately 14% and 12%, respectively, of the Partnership's total propane supply. Management believes that if supplies from either source were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher, and at least on a short-term basis, margins could be affected. Aside from Amoco and Warren, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 30, 1996. On a regional basis, however, certain suppliers provide 70 to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         The Partnership's propane supply is purchased from over 175 oil companies and natural gas processors in the United States and Canada, and the Partnership also makes purchases on the spot market. The Partnership purchases approximately 80% of its propane supplies from domestic suppliers. Approximately 70% of propane purchases by the Partnership in the 1996 fiscal year were on a contractual basis under one-year agreements subject to annual renewal, but the percentage of contract purchases will vary from year-to-year as determined by the General Partner. The General Partner believes that, as the largest retail propane distributor in the United States, the Partnership generally will be able to obtain propane supplies at competitive prices. Most supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase guidelines. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island and several other locations.

         Because the Partnership's profitability is sensitive to changes in wholesale propane costs, management generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will be able to pass on product cost increases fully, particularly when product costs rise rapidly, as they did in 1996. For example, the average Mont Belvieu price per gallon of propane more than doubled between April 1, 1996 ($.34625) and December 3, 1996 ($.70375) as a result of several unrelated events. Propane inventory levels remained below historic levels during the second half of fiscal year 1996, following an unusually cold winter in the eastern United States. Other factors contributing to the reduced industry inventory levels include a normal 1995-96 winter in Europe, which reduced the amount of propane available for import, and a midsummer explosion affecting gas processing plants in Mexico.

         Despite increased product cost, the Partnership expects to be able to secure adequate supplies for its customers during fiscal year 1997, however, periods of severe cold weather, supply interruptions, or other unforeseen events, could result in further increases in product cost. The General Partner is gradually expanding its product price risk management activities to reduce the effect of price volatility on its product costs. Current strategies include the use of contracts to purchase product at fixed prices in the future and, to some extent, options and propane price swaps.

         The following table shows the average quarterly prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.


                           QUARTERLY PRICE AVERAGES


       Oct-91      39.588      33.283       Sep 30, 96      50.925       51.588
       Jan-92      28.386      23.963       Oct 07, 96      49.550       49.488
       Apr-92      31.296      25.939       Oct 14, 96      49.925       49.250
       Jul-92      35.508      27.181       Oct 21, 96      53.450       52.963
       Oct-92      33.095       33.31       Oct 28, 96      54.266       54.875
   1st QRT-93      33.812      37.957       Oct 31, 96      53.215         55.5
   2nd QRT-93      33.384      33.102
   3rd QRT-93      30.811      33.566
       Oct-93      27.352      30.651
   1st QRT-94      28.143      26.769
   2nd QRT-94      29.076      28.488
   3rd QRT-94      29.806      29.092
       Oct-94      33.545      30.128
   1st QRT-95      32.513      29.496
   2nd QRT-95      32.303      30.922
   3rd QRT-95      31.172      32.344
       Oct-95      32.407      34.564
   1st QRT-96      38.028      36.674
   2nd QRT-96      35.141      34.979
   3rd QRT-96      40.363       40.01
    Sep 30-96        49.5      48.675


COMPETITION

         Propane is sold in competition with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, the Company is unable to predict the impact that electric utility deregulation may have on propane's current competitive price advantage. In the last two decades, many new homes were built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Based on the most recent information supplied by the American Petroleum Institute, the 1995 domestic retail market for propane (annual sales for other than chemical uses) was approximately 9.3 billion gallons and, according to LP-GAS magazine, the ten largest propane companies (including AmeriGas Partners) comprise approximately 33% of domestic sales. The Partnership's retail volume of approximately 855 million gallons in fiscal year 1996 represented approximately 9% of 1995 total domestic retail sales. The ability to compete effectively depends on reliability of service, responsiveness to customers and maintaining competitive retail prices.

         Competition can intensify in response to a variety of factors, including significantly warmer-than-normal weather, higher prices resulting from extraordinary increases in the cost of propane, and recessionary economic factors. In the past, AmeriGas Propane has experienced greater than normal customer losses in certain years when competitive conditions reflected these factors.

         In the engine fuel market, propane competes with gasoline and diesel fuel. When gasoline prices are high relative to propane, propane competes effectively. The wholesale propane business is highly competitive. Propane sales to other retail distributors and large-volume, direct-shipment industrial end users are price sensitive and frequently involve a competitive bidding process.


PROPERTIES

         As of September 30, 1996, the Partnership owned approximately 60% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. Petrolane, now a wholly owned subsidiary of the General Partner, owns a 50% interest in a joint venture which owns a 480,000 barrel storage facility in Virginia. This facility is currently used by third parties. The Partnership leases a 420,000 barrel storage facility in Rhode Island, which is owned by a third party. Both the Virginia and Rhode Island facilities may be used in connection with waterborne imports of propane and the Virginia facility may be used in connection with exports.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. The Partnership has a fleet of approximately 421 transport trucks, of which 206 are owned by the Partnership, as well as 586 railroad tank cars, of which 21 are owned by the Partnership. In addition, the Partnership utilizes approximately 2,300 bobtail and rack trucks, of which approximately 53% are owned, and approximately 1,980 other delivery and service vehicles, of which approximately 61% are owned. As of September 30, 1996, the Partnership owned more than 800,000 stationary storage tanks with typical capacities of 300 to 400 gallons and approximately 900,000 portable propane cylinders with typical capacities of 5 to 25 gallons. The obligations of the Partnership under its borrowings are secured by liens and mortgages on the Partnership's real and personal property.


TRADE NAMES; TRADE AND SERVICE MARKS

         The Partnership markets propane principally under the "AmeriGas" and "America's Propane Company" trade name and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and "Petrolane" trade names and related trade and service marks. The Partnership has an exclusive (except for use by AmeriGas and the General Partner), royalty-free license to use these names and trade and service marks. The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas" and "America's Propane Company" trade names.

         UGI, Petrolane and the General Partner each have the option to terminate their respective license agreements on 12 months' prior notice, or immediately in the case of the General Partner, without penalty if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, UGI, Petrolane and the General Partner will each have the option to terminate the license agreements immediately upon payment of a fee equal to the fair market value of the licensed trade names.


SEASONALITY

         The Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 1996 retail sales volume and approximately 90% of its earnings occurring during the five-month peak heating season from November through March, because many customers use propane for heating purposes. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31), and cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as general economic conditions. Long-term, historic weather data from the National Weather Service Climate Analysis Center indicate that average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. Actual weather conditions in the Partnership's various service territories, however, can vary substantially from historical averages. For information concerning average annual variations in weather across the Partnership's service territories, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Note 12 to the Company's Consolidated Financial Statements.

         All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. The Partnership maintains various permits under environmental laws that are necessary to operate some of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

         With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. With respect to general operations, National Fire Protection Association Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates.

         The Natural Gas Safety Act of 1968 required the U.S. Department of Transportation ("DOT") to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source, and a propane system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing. Significant expense could be incurred if additional safety requirements are imposed that exceed the current DOT standards.

         Future developments, such as stricter safety or environmental laws, regulations and enforcement policies thereunder, could affect the handling, transportation, manufacture, use, emission or disposal of propane or solid or hazardous waste. It is not anticipated that the Partnership's compliance with, or liabilities, if any, under safety and environmental laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or safety or environmental laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.


EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1996, the General Partner had 5,071 employees, including 241 temporary and part-time employees.

         Approximately two percent of the General Partner's employees are represented by eleven local labor unions which are affiliated with the International Brotherhood of Teamsters (9), the United Steelworkers of America
(1) and the Warehouse, Processing and Distribution Workers Union of the International Longshoremen's and Warehousemen's Union, AFL-CIO (1).


                               UTILITY OPERATIONS

         The Company's utility business is conducted by Utilities, a wholly owned subsidiary of the Company. Utilities operates its utility business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). The business conducted by each of these divisions is described below.


DISTRIBUTION OF NATURAL GAS

         Service Area; Revenue Analysis.   Gas Utility distributes natural gas
to approximately 247,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,100 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as steel fabrication. For the fiscal years ended September 30, 1996, 1995 and 1994, revenues of Gas Utility accounted for approximately 25%, 33% and 44%, respectively, of UGI's total consolidated revenues.

         System throughput (the volume of gas sold to customers within Gas Utility's distribution system, plus the volume of gas transported for such customers) for the 1996 fiscal year was approximately 85.4 billion cubic feet ("bcf"). System sales of gas accounted for approximately 47% of system throughput, while gas transported for commercial and industrial customers (who buy their gas from others) accounted for approximately 53% of system throughput. Based on industry data for 1995, residential customers account for approximately 36% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1996 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

         Sources of Supply and Pipeline Capacity. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, mid-continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation ("Columbia"), ANR Pipeline Company, Columbia Gulf Transmission Company, CNG Transmission Corporation, National Fuel Gas Supply Corporation, Transcontinental Gas Pipeline Corporation, Trunkline Gas Company, Texas Gas Transmission Corporation and Panhandle Eastern Pipe Line Company.

         Gas Supply Contracts. During the 1996 fiscal year, Gas Utility purchased approximately 41.8 bcf of natural gas and sold approximately 40.4 bcf to customers. Gas not sold to customers was used by Gas Utility principally for storage for later sale to customers. Approximately 23.8 bcf or 57% of the volumes purchased were supplied under agreements with Mobil Natural Gas Inc., Exxon Company USA, Pan Energy Trading L.L.C., Amerada Hess Corp., Natural Gas Clearinghouse and Midcon Gas Services Corp. The remaining 18.0 bcf or 43% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. Certain gas supply contracts require minimum gas purchases. Each of these agreements, however, either terminates in fiscal year 1997, or includes provisions which entitle Utilities to terminate in the event the agreement is not market responsive.

         Storage and Peak Shaving. Gas Utility contracts for 10.8 bcf of seasonal storage with several interstate pipelines. Gas is injected in storage during the summer and delivered during the winter at combined peak day capacities of approximately .14 bcf. In Harrisburg, Reading and Bethlehem, Pennsylvania, Gas Utility operates peak shaving facilities capable of producing
 .06 bcf of gas per day from propane air and liquefied natural gas facilities. These facilities are used to meet winter peak service requirements.

         Seasonal Variation. Approximately 58% of Gas Utility's system throughput for the 1996 fiscal year occurred during the winter season from November 1, 1995 through March 31, 1996, because many of its customers use gas for heating purposes.

         Competition. Natural gas is a fuel that competes with electricity and oil and to a lesser extent with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area offer extensive rebate programs, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 11 years, Gas Utility provides transportation services for those sales. It is possible, however, for certain large customers to seek transportation services directly from interstate pipelines, "bypassing" Utilities, although none have done so. Gas Utility is closely monitoring certain third-party "bypass" proceedings throughout the United States before FERC, state agencies and the courts.

         Customers representing approximately 22% of the Company's non-residential system throughput (10% of non-residential revenues) have the ability to switch to an alternate fuel at any time, and therefore, are served under flexible, interruptible rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the spread between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 27% of non-residential system throughput (7% of non-residential revenues) have locations which afford them the option of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of these customers are served under transportation contracts having three- to five-year terms. Included in these two groups are the ten Utilities' customers with the highest volume of system throughput. Although no single customer represents, or is anticipated to represent, more than 10% of the total revenues of Gas Utility, the loss of several of such customers could have a material adverse effect on Gas Utility.

         Outlook for Gas Service and Supply. Gas Utility expects to meet the full requirements of all firm customers through fiscal year 1997 and into the foreseeable future. Supply mix is diversified and it is delivered pursuant to various firm transportation and storage arrangements.

         During the 1996 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 6,372 additional heating customers during the 1996 fiscal year, a decrease of 4% from the previous year. The decrease in Gas Utility's residential activity was primarily due to the severe winter weather which delayed construction schedules. Approximately 61% of the additions represent gas customers from the new construction market. The remaining 39% represent customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources. The number of new commercial heating customers was 739, down from 981 in fiscal year 1995.

         Utilities continues to monitor and participate extensively in third-party proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility purchases, transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services; (ii) the flexibility of the terms and conditions of pipeline service contracts; and
(iii) the relative pricing of pipeline services in a competitive energy market place.

         Gas Utility continues to take the measures it believes necessary, in negotiations with interstate pipeline and natural gas suppliers and in cases before regulatory agencies, to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost consistent with security of supply considerations. Those measures include negotiating for additional firm transportation capacity from production areas on all pipelines serving Gas Utility, arranging for appropriate storage and peak shaving resources, negotiating with producers for competitively priced secure gas purchases and aggressively participating in regulatory proceedings related to transportation rights, costs of service and gas costs.


GENERATION AND DISTRIBUTION OF ELECTRICITY

         Service Area; Revenue Analysis. Electric Utility supplies electric service to approximately 60,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1996 fiscal year, about 54% of sales volume came from residential customers, 34% from commercial customers and 12% from industrial customers and others. For the 1996, 1995 and 1994 fiscal years, revenues of Electric Utility accounted for approximately 4%, 8% and 8%, respectively, of UGI's total consolidated revenues.

         Sources of Supply. Electric Utility distributes electricity which it generates or purchases from others. Utilities owns and operates Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"), and has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 48% of its energy requirements during the 1996 fiscal year.

         Coal supplies from various sources will be adequate to meet the operating needs of Hunlock Station for the foreseeable future. As a result of improvements made to Hunlock Station, its useful life has been extended to 2004.

         Utilities has a long-term power supply agreement with Pennsylvania Power & Light Company ("PP&L"). Under this agreement, PP&L supplies all the electric power required by Electric Utility above that provided from other sources, through February 28, 2008. The cost of electricity supplied by PP&L is based on PP&L's actual system costs. In December 1993, Utilities entered into an agreement with Foster Wheeler Power Resources ("Foster Wheeler") to purchase power from a wood-fired generator which Foster Wheeler plans to construct. Electric Utility reviews least-cost power supply options on an annual basis in order to plan for its long-term power supply.

         Environmental Factors. The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, Utilities has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River.

         The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. The Conemaugh Station is in compliance with these standards, and the Hunlock Station is required to meet these emission standards by 1999.

         In compliance with the Clean Air Act Amendments, the DER issued final Reasonably Available Control Technology ("RACT") regulations for nitrous oxides in January 1994. These regulations are applicable to Hunlock and Conemaugh Stations. Utilities' compliance plan for Hunlock Station and Conemaugh Station compliance plan have both been approved by the DER. Capital expenditures associated with the RACT regulations are not expected to be material.

         More stringent regulation of nitrous oxide omissions at both Hunlock and Conemaugh Stations may be required due to the actions of the Northeast Ozone Transport Commission. The Commission was created by the Clean Air Act Amendments to provide a plan to reduce ground level ozone in the Northeast to a level acceptable to the U.S. Environmental Protection Agency (the "EPA"). Future actions of the Commission may cause the DER to modify its nitrous oxide RACT plans and thereby affect the compliance plans of Hunlock and Conemaugh Stations.

         Competition. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to provide public utility electric service in its service territory. On December 3, 1996, the Governor of Pennsylvania signed into law the Electric Generation Customer Choice and Competition Act ("Customer Choice Act"). The Customer Choice Act permits all retail electric customers to choose their electric generation supplier. One-third of the peak load of each customer class of an electric utility will have the opportunity for direct access to generation suppliers by January 1, 1999, two-thirds of the peak load of each customer class by January 1, 2000, and all customers will have direct access by January 1, 2001, although the PUC can delay these implementation dates by a period of up to one year under certain circumstances.

The PUC also has authority under the Customer Choice Act to order electric utilities to submit proposals for retail access pilot programs to begin as of April 1, 1997.

         Additional provisions of the Customer Choice Act establish a mechanism for claiming the recovery of transition or stranded costs, and establish a rate cap at the level of rates in effect as of the effective date of the Customer Choice Act until such time as 100 percent of an electric utility's customers have the right to choose their electric generation supplier and any charges for the recovery of transition or stranded costs have been removed from the electric utility's rates. Under the Customer Choice Act, Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory. Electric Utility does not expect any material adverse effects on its operations as a result of the Customer Choice Act or open access wholesale wheeling (See "Utility Regulation and Rates - FERC Orders 888 and 889") because it owns relatively low-cost coal generation and purchases the remaining electric power needs of its system.

         Seasonality. Sales of electricity for residential heating purposes accounted for approximately 24% of the total sales of Electric Utility during the 1996 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 56% of sales occurred in the six coldest months of the 1996 fiscal year, demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


PROPERTIES

         Utilities' Mortgage and Deed of Trust constitutes a first lien on substantially all real and personal property of Utilities.


UTILITY REGULATION AND RATES

         FERC Orders 888 and 889. In April 1996, FERC issued Orders No. 888 and 889 which established rules for the use of electric transmission facilities for wholesale transactions. In compliance with these orders, Electric Utility filed an open access wholesale electric transmission tariff with FERC on July 9, 1996. In addition, Electric Utility is in the process of renegotiating certain transmission owner agreements to which it is a party to bring these agreements into compliance with the requirements of FERC Order 888.

         Pennsylvania Public Utility Commission Jurisdiction. Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounts, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

         Purchased Gas Cost Rates. Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. In accordance with regulations adopted by the PUC on June 14, 1995, PGC rates may also be adjusted quarterly to reflect actual purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC
(2) is applicable to firm, contractual, high-load factor customers served on three specific rates (Rates BD, BD-L and N/CIAC). In addition, residential customers maintaining a high load may qualify for the PGC(2) rate. In accordance with the schedule established by law and PUC regulations, Gas Utility will file a new PGC tariff on June 3, 1997, to be effective December 1, 1997. When filed, the proposed tariff will reflect estimated PGC over-collections and under-collections through November 30, 1997.

         Energy Cost Rates. Electric Utility's electric service tariff contains an Energy Cost Rate ("ECR") which permits an adjustment to customers' monthly charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Electric Utility's ECR collections are reconciled annually as of January 31.

         Gas Rate Case. On January 27, 1995, Gas Utility filed with the PUC for an increase in base rates. The PUC approved a settlement of this proceeding, effective August 31, 1995, resulting in base rates which are expected to increase annual revenues by $19.5 million. As part of its settlement with the PUC, Utilities agreed not to file for another gas base rate increase before January 25, 1997.

         Electric Rate Case. On January 26, 1996 Electric Utility filed with the PUC for a $6.2 million increase in its base rates, to be effective March 26, 1996. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. This increase in base rates became effective on July 19, 1996.

         Deferred Fuel Adjustments. Utilities defers the difference between the amount of revenue recognized, and the applicable purchased gas costs and purchased power costs incurred, until subsequently billed or refunded to customers under the PGC and ECR.

         State Tax Surcharge Clauses. Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effect of increases in most of the Pennsylvania taxes to which it is subject.

         Recent Regulatory Environment. Since December 1982, Utilities has provided transportation service for commercial and industrial customers who purchase their gas from others. As previously reported, this unbundled service accounted for approximately 53% of Utilities' system throughput in fiscal year 1996. Certain states, including Pennsylvania, are considering whether transportation service options should be extended to residential and small commercial customers, and have begun to approve pilot programs extending such services on a limited basis. Among the issues to be addressed are the standards necessary to ensure reliability of future gas supplies, the recovery of costs of existing gas supplies, relationships with affiliated gas marketers and consumer education requirements. Utilities is considering a number of options for addressing the opening of unbundled transportation services to residential and small commercial customers, including the termination of bundled retail sales services. Because the PUC currently permits gas costs to be passed through to customers on a dollar-for-dollar basis, Utilities does not expect any reduction in revenues from the sale of gas caused by an expansion in the availability of gas transportation services to have a material negative impact on its financial condition. See also "UTILITY OPERATIONS - Generation and Distribution of Electricity - Competition."


UTILITY FRANCHISES


         Utilities holds certificates of public convenience issued by the PUC and certain "grandfather rights" predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes which it believes are adequate to authorize it to carry on its business in substantially all the territory to which it now renders gas and electric service. Under applicable Pennsylvania law, Utilities also has certain rights of eminent domain as well as the right to maintain its facilities in streets and highways in its territories.


OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the wheeling of electricity, transactions with non-utility generators of electricity and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS-Environmental Matters." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS-Generation and Distribution of Electricity-Environmental Factors."


                             UGI ENTERPRISES, INC.

         UGI Enterprises, Inc. is a wholly owned subsidiary of UGI, formed in 1994. Through subsidiaries, UGI Enterprises is developing the energy businesses described below.

         In 1995, the gas marketing business previously conducted by a subsidiary of Utilities was transferred to UGI Energy Services, Inc. ("Energy Services"), a wholly owned subsidiary of UGI Enterprises. Energy Services conducts this business under the trade name GASMARK. GASMARK is taking advantage of current trends in deregulation to sell natural gas directly to commercial and industrial customers. In 1996, GASMARK expanded its marketing territory beyond the MidAtlantic region to serve customers in Massachusetts, New York and Ohio. Currently, GASMARK supplies natural gas to more than 700 customers in seven states through the transportation systems of 14 utilities.

         During 1996, UGI Enterprises formed a joint venture with affiliates of Energy Transportation Group, Inc. ("ETG") and North American World Trade, Ltd. to develop, build and operate a liquified petroleum gas ("LPG") import project in Romania. ETG operates a major fleet of liquified natural gas ("LNG") vessels, and North American World Trade, Ltd. is a consulting firm with Romanian expertise. The joint venture is known as Black Sea LPG, L.P. The project will include construction of a 26 million gallon refrigerated marine LPG import terminal and an LPG pipeline with propane-air mixing plants to deliver propane to Bucharest, Romania's capital. It is expected to begin operation in 1999. UGI has funded the initial development of the joint venture through UGI Black Sea Enterprises, Inc., a wholly owned subsidiary of UGI Enterprises. ETG will be the developer of the project and UGI Black Sea Enterprises, Inc. will operate the terminal and the propane-air plants.

         UGI Enterprises is also pursuing energy development partnerships in other emerging markets overseas. In these markets, UGI Enterprises' principal objective is to capitalize on the operating and financing skills of its U.S. affiliates and apply them in joint ventures with international partners in potentially high-growth, energy-consuming regions.


                          BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's industry segments for the 1996, 1995 and 1994 fiscal years appears on page 20 of UGI's 1996 Annual Report to Shareholders and is incorporated in this Report by reference.


                                   EMPLOYEES

         At September 30, 1996, UGI and its subsidiaries had 6,371 employees.

ITEM 3.  LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

         Prior to the general availability of natural gas, in the 1800s through the mid-1900s, manufactured gas was a chief source of gas for lighting and heating nationwide. The process involved heating certain combustibles such as coal, oil and coke in a low-oxygen atmosphere. Methods of production included coal carbonization, carbureted water gas and catalytic cracking. These methods were employed at many different sites throughout the country. The residue from gas manufacturing, including coal tar, was typically stored on site, burned in the gas plant, or sold for commercial use. Some constituents of coal tars produced from the manufactured gas process are today considered hazardous substances under the Superfund Law.

         The gas distribution business has been one of Utilities' principal lines of business since its inception in 1882. One of the ways Utilities initially expanded its business in its early years was by entering into agreements with other gas companies to operate their businesses. After 1888, the principal means by which Utilities expanded its gas business was to acquire all or a portion of the stock of companies engaged in this business. Utilities also provided management and administrative services to some of these companies. Utilities grew rapidly by means of stock acquisitions and became one of the largest public utility holding companies in the country. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute the Gas Utility and the Electric Utility.

         The manufactured gas process was once used by Utilities in connection with providing gas service to its customers. In addition, virtually all of the gas companies that Utilities operated or to which it provided services, or in which Utilities held stock, utilized a manufactured gas process. Utilities has been notified of several sites outside Pennsylvania on which (i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. Utilities is currently litigating two claims against it relating to out-of-state sites. If Utilities were found liable as a "responsible party" as defined in the Superfund Law (or comparable state statutes) with respect to any of these sites, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under that statute includes (i) the current owner of the affected property and (ii) each owner or operator of a facility during the time when hazardous substances were released on the property.

         Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the level of control exercised by Utilities over the subsidiary satisfies the standard described above.

         Utilities believes that there are approximately 40 manufactured gas plant sites in Pennsylvania where either (i) Utilities formerly operated the plant or (ii) Utilities owns or at one time owned the site. Most of the sites are no longer owned by Utilities and the gas plants formerly operated at these 40 sites have all been out of operation since at least the early 1950s. Two of the sites, located in Palmyra and Lebanon, Pennsylvania, respectively, are discussed below. Based on the 1995 settlement agreement with the PUC relating to Gas Utilities' 1995 base rate increase filing, rate relief will be permitted for certain remediation expenditures on environmentally contaminated sites located in Pennsylvania.

         The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in Pennsylvania and in other states. See also Note 12 to the Company's Consolidated Financial Statements which appears on pages 36 and 37 of its 1996 Annual Report to Shareholders.


A.  PENNSYLVANIA GAS PLANT SITES

         1. Palmyra. On May 5, 1993, Petroleum Heat and Power Company ("Petroleum") informed Utilities that Utilities may be responsible for contamination at property owned by Petroleum in Palmyra, Pennsylvania. Utilities is the corporate successor to a company that operated a manufactured gas plant on this site from approximately 1910 to 1928. Petroleum operates a fuel oil dealership at the site and removed a number of underground gasoline storage tanks, some of which were found to be leaking. In the course of remediating the gasoline contamination, Petroleum's consultant discovered creosote or coal tar contamination in one of the groundwater monitoring wells to a depth of approximately twenty feet. Utilities and Petroleum have jointly conducted and shared the cost of additional investigation which suggests that the coal tar-like contaminants are contained in a small area of the site and that they have not entered the groundwater. Utilities and Petroleum have completed investigation of the site, have removed contaminated soils and expect the DER to approve a recommendation that the parties take no further action.

         2. Lebanon. In October 1990, Utilities notified the DER of the discovery of coal tar at a site formerly operated by a predecessor company of Utilities as a gas plant in Lebanon, Pennsylvania. This material was discovered during the excavation of the foundation of a new service building that Utilities was constructing on the site. Utilities subsequently removed and disposed of coal tar contaminated soil to the extent practicable. Utilities has continued to monitor groundwater wells on and adjacent to the site. Some of these wells have produced petroleum hydrocarbon contaminated water consistent with leaking underground gasoline tanks. Properties to the east and south of Utilities' property have histories of such leaking tanks. The latest communication from the DER concludes that the predominant contamination at the site is related to the leaking gasoline storage tanks.

B.  OUT OF STATE GAS PLANT SITES

         1. Halladay Street, Jersey City, New Jersey. By letter dated April 12, 1993, Public Service Electric and Gas Company ("PSE&G") informed Utilities that PSE&G had been named as a defendant in a civil action pending in the United States District Court of the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1899. PPG Industries, Inc. has also been named as a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. In July 1993, PSE&G served Utilities with a complaint naming Utilities as a third-party defendant in this civil action. PSE&G subsequently amended the complaint to allege additional theories of liability for the period from 1899 to 1940. That action is continuing. Management is currently investigating Utilities' involvement in operations of the site and evaluating its defenses. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

         2. Burlington, Vermont. By letter dated November 24, 1992, the EPA notified Utilities of potential liability with respect to contamination at the Pine Street Canal Superfund Site, Burlington, Vermont. The EPA has also identified eighteen other "potentially responsible parties." The site is the location of a former manufactured gas plant owned and operated by Burlington Gas Light Company ("BGLC") and Burlington Light and Power Company ("BLPC"). The EPA contends that Utilities is potentially liable because it assumed the liabilities of American Gas Company of New Jersey, a one-time parent of BGLC and BLPC. In 1985, the EPA removed approximately 15,000 tons of coal tar contaminated material from a portion of the site. From 1986 through 1992, the EPA conducted investigations and developed potential remedial actions at the site. The results of EPA's investigations show that coal gasification wastes, particularly polynuclear aromatic hydrocarbons and coal tar, are present in surface and subsurface soils as well as groundwater. The contamination also extends to wetlands adjacent to the site.

         In November 1992, the EPA proposed a cleanup of the site that, among other actions, would consist of on-site containment, dredging and excavation, dewatering and consolidation of contaminated soils, treatment of groundwater and restoration of wetlands. The estimated cost of the proposed plan would have been approximately $50 million. In May 1993, after reviewing extensive public comment concerning the proposed plan of remediation, the EPA withdrew the proposed plan and announced that it would work with community groups, potentially responsible parties and others to develop an alternative plan. Management is unable to estimate the cost of any alternative plan of remediation, but it does not expect such cost to exceed the estimated cost of the original proposed plan. Utilities has responded to the EPA letter and denied liability for any contamination caused by the former operator of the gas plant. Management believes that Utilities has substantial defenses to any claim that may be made for investigative or remedial costs because, among other things, the plant was operated by a subsidiary of a predecessor company.

         3. Savannah, Georgia. On March 2, 1992, Atlanta Gas Light Company ("AGL") informed Utilities that it was investigating contamination that appears to be related to manufactured gas plant operations at a site owned by AGL in Savannah, Georgia. AGL believes that Utilities may be liable for investigative and remedial costs as a result of having operated the gas plant through a subsidiary company in the early 1900s. AGL has stated its intention to bring suit against Utilities. AGL estimates that total costs to remediate the site may exceed $5 million. Management believes that Utilities has substantial defenses to any action that may arise out of the activities of its former subsidiary at this site.

         4. Concord, New Hampshire. By letter dated October 18, 1993, EnergyNorth Natural Gas, Inc. ("EnergyNorth") informed Utilities that the New Hampshire Department of Environmental Services ("NHDES") has alleged that there is environmental contamination on property in Concord, N.H., where a manufactured gas plant was once located. EnergyNorth requested that Utilities, as a former operator of the plant, participate in investigation of the site. Because this gas plant appears to have been operated almost exclusively by former subsidiary companies of Utilities, Utilities declined to participate.
On September 17, 1995 EnergyNorth filed suit against Utilities alone in federal District Court in New Hampshire, seeking Utilities' allocable share of response costs associated with remediating gas plant related contamination at that site. The complaint alleges that EnergyNorth has spent $3.5 million to remove contaminants from a gas holder at the site and will be required to spend an unknown amount in the future. As a result of investigations of gas plant related contamination in a nearby pond completed in 1996, EnergyNorth has recommended to NHDES a remedial plan that would cost approximately $4 million. Utilities is currently defending this suit.


OTHER MATTERS

         1. Mateel Environmental Justice Foundation v. AmeriGas Propane, L.P. et al. On July 29, 1996, Mateel Environmental Justice Foundation ("Mateel") filed a complaint in the Superior Court of the State of California, County of San Francisco, alleging that the Operating Partnership, and several other major propane gas distributors, are in violation of Proposition 65, "The Safe Drinking Water and Toxic Enforcement Act of 1986" (commonly referred to as "Prop 65"). The Operating Partnership is a 98.99% owned subsidiary of the Partnership. The Complaint alleges that the Operating Partnership and its co-defendants are required to provide warnings that the use of liquid propane would result in exposure to chemicals known to cause cancer and birth defects, and that the burning of liquid propane in heaters and other appliances causes exposure to carbon monoxide, benzene, formaldehyde and acetaldehyde. The maximum penalty under Prop 65 is $2,500 per day, per person exposed. In addition to the maximum penalty, Mateel is seeking attorney's fees and costs, together with an Order mandating compliance with Prop 65. Management believes that the Operating Partnership has substantial defenses to this claim. The Operating Partnership has entered into settlement negotiations with Mateel and the California Attorney General's office. The amount of the proposed settlement is immaterial to the Partnership.

         2. Commercial Row Cases, Judicial Council of California, Coordination Proceeding No. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc., a Delaware corporation ("AGP"), and a predecessor of the Operating Partnership, in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion is alleged to have occurred as the result of propane gas which escaped from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage, and named as defendants the manufacturer and distributor of the fitting, in addition to AGP. The cases have been consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the complaints requested damages in unspecified amounts; some of the complaints sought punitive damages as well as compensatory damages. A number of complaints were settled during 1996. During pretrial discovery, the remaining claimants have asserted demands which in the aggregate now exceed $18 million. The claims asserted in the complaints are fully insured, subject to a $500,000 self-insured retention, except for awards of punitive damages or that portion of a settlement attributable to punitive damages, which may not be covered by insurance. Trial currently is scheduled to begin on February 24, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1996 fiscal year.


                            UGI'S EXECUTIVE OFFICERS

         Information regarding UGI's executive officers is included in Part III of this Report and is incorporated in Part I by reference.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock is traded on the New York and Philadelphia Stock Exchanges. The following table sets forth the high and low sales prices for the Company's Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:


         1996 FISCAL YEAR                      HIGH             LOW
         4th Quarter                        $24 7/8          $21 7/8
         3rd Quarter                         24 7/8           20
         2nd Quarter                         22 3/4           20 1/8
         1st Quarter                         21 7/8           19 3/4

         1995 FISCAL YEAR                      HIGH              LOW
         4th Quarter                        $21 3/4          $19 3/4
         3rd Quarter                         22 1/8           18 7/8
         2nd Quarter                         22               19
         1st Quarter                         20 7/8           18 1/4

DIVIDENDS

         Quarterly dividends on UGI Common Stock were paid in the 1996 and 1995 fiscal years as follows:

         1996 FISCAL YEAR         AMOUNT
         4th Quarter              $.35 1/2
         3rd Quarter               .35
         2nd Quarter               .35
         1st Quarter               .35

         1995 FISCAL YEAR         AMOUNT
         4th Quarter              $.35
         3rd Quarter               .34 1/2
         2nd Quarter               .34 1/2
         1st Quarter               .34 1/2

HOLDERS

         On December 1, 1996, UGI had 14,588 holders of record of Common Stock.

         The information concerning restrictions on dividends required by Item 5 is incorporated in this Report by reference to Note 5 to the Company's Consolidated Financial Statements which appears on pages 30 through 32 of its 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                                                        Year
                                                              Year Ended                  Nine Months Ended            Ended
                                                             September 30,                  September 30,           December 31,
                                              -----------------------------------    --------------------------     ------------
                                                 1996       1995(a)      1994(a)         1993             1992           1992
                                              ---------    ---------    ---------     ---------        ---------    ------------
                                                                                                      (Unaudited)
                                                              (Millions of dollars, except per share amounts)
FOR THE PERIOD:
Income statement data:
  Revenues                                    $  1,557.6   $   877.6    $   762.2     $   509.5        $   486.8       $   708.1
                                              ==========   =========    =========     =========        =========       =========
  Income (loss) from:
       Continuing operations                  $     39.5   $     7.9    $    37.4     $    12.6        $    15.3       $    31.5
       Discontinued operations                       -            -           7.6            -               1.7             2.2
                                              ----------   ---------    ---------     ---------        ---------       ---------
  Income before extraordinary loss
       and change in accounting                     39.5         7.9         45.0          12.6             17.0            33.7
  Extraordinary loss - debt restructuring            -         (13.2)          -             -                -               -
  Change in accounting for
        postemployment benefits                      -          (3.1)          -             -                -               -
                                              ----------   ---------    ---------     ---------        ---------       ---------
  Net income (loss)                           $     39.5   $    (8.4)   $    45.0     $    12.6        $    17.0       $    33.7
                                              ==========   =========    =========     =========        =========       =========
Per common share data:
  Earnings from continuing
        operations                            $     1.19   $     .24    $    1.16     $     .41        $     .57       $    1.14
  Earnings (loss) from
        discontinued operations                      -            -           .23            -               .06             .08
                                              ----------   ---------    ---------     ---------        ---------       ---------
  Earnings before extraordinary loss
       and change in accounting                     1.19         .24         1.39           .41              .63            1.22
  Extraordinary loss - debt restructuring            -          (.40)          -             -                -               -
  Change in accounting for
        postemployment benefits                      -          (.10)          -             -                -               -
                                              ----------   ---------    ---------     ---------        ---------       ---------
  Net earnings (loss)                         $     1.19   $    (.26)   $    1.39     $     .41        $     .63       $    1.22
                                              ==========   =========    =========     =========        =========       =========
  Cash dividends declared                     $     1.41   $    1.39    $    1.36     $    .995        $     .96       $   1.285
                                              ==========   =========    =========     =========        =========       =========
AT PERIOD END:
Balance sheet data:
  Total assets                                $  2,144.9   $ 2,164.0    $ 1,182.2     $ 1,211.4        $ 1,076.3       $ 1,103.5
                                              ==========   =========    =========     =========        =========       =========
  Capitalization:
      Debt:
        Bank loans - Propane                  $     15.0   $      -     $      -      $      -         $      -        $      -
        Bank loans - Utilities                      50.5        42.0         17.0            -                -             36.3
        Long-term debt
         (including current maturities):
             Propane                               692.5       658.5        210.3         210.2            211.0           210.8
             Utilities                             174.8       206.3        175.6         200.4            196.2           153.7
             Other                                   9.0         9.3          9.6           9.9               -               -
                                              ----------   ---------    ---------     ---------        ---------       ---------
        Total debt                                 941.8       916.1        412.5         420.5            407.2           400.8
                                              ----------   ---------    ---------     ---------        ---------       ---------
       Minority interest in AmeriGas Partners      284.4       318.9           -             -                -               -

       UGI Utilities preferred stock subject
           to mandatory redemption                  35.2        35.2         35.2          33.2             35.2            34.2

      Common stockholders' equity                  377.6       380.5        424.3         414.5            375.5           389.9
                                              ----------   ---------    ---------     ---------        ---------       ---------
        Total capitalization                  $  1,639.0   $ 1,650.7    $   872.0     $   868.2        $   817.9       $   824.9
                                              ==========   =========    =========     =========        =========       =========
  Ratio of capitalization:
        Total debt                                  57.5%       55.5%        47.3%         48.4%            49.8%           48.6%
        Minority interest                           17.4        19.3           -             -                -               -
        UGI Utilities preferred stock                2.1         2.1          4.0           3.8              4.3             4.1
        Common stockholders' equity                 23.0        23.1         48.7          47.8             45.9            47.3
                                              ----------   ---------    ---------     ---------        ---------       ---------
                                                   100.0%      100.0%       100.0%        100.0%           100.0%          100.0%
                                              ==========   =========    =========     =========        =========       =========

(a)On April 19, 1995, a wholly owned subsidiary of AmeriGas acquired by merger the approximately 65% of Petrolane common shares not already owned by UGI or AmeriGas and combined the propane distribution businesses of Petrolane and the Company. The consolidated results of the Company include those of Petrolane for periods subsequent to April 19, 1995. Prior to April 19, 1995, the Company's investment in Petrolane (commencing with its July 15, 1993 acquisition of a significant equity investment in Petrolane) was accounted for by the equity method. On a pro forma basis as if the acquisition of the 65% of Petrolane had occurred at the beginning of fiscal 1994, revenues would have been $1,244.5 and $1,344.2, and income from continuing operations would have been $20.5 and $38.8 during the years ended September 30, 1995 and 1994, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 10 through 18 of UGI's 1996 Annual Report to Shareholders, is incorporated in this Report by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III:   UGI MANAGEMENT AND SECURITY HOLDERS


ITEMS 10 THROUGH 12.

         In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11 and 12 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 27, 1997:

                                            CAPTIONS OF PROXY STATEMENT
         INFORMATION                         INCORPORATED BY REFERENCE
         -----------                         ----------------------------
Item 10.  Directors and Executive           Election of Directors - Nominees
            Officers of Registrant.

Item 11.  Executive Compensation.           Compensation of Executive Officers
                                            Compensation of Directors

Item 12.  Security Ownership of             Securities Ownership of Management
            Certain Beneficial
            Owners and Management.
                                            Security Ownership of Certain
                                            Beneficial Owners


         The information concerning the Company's executive officers required by Item 10 is set forth below.


                              EXECUTIVE OFFICERS

               NAME               AGE               POSITION
               ----               ---               --------
         Lon R. Greenberg         46        Chairman, Director, President
                                               and Chief Executive Officer

         Charles L. Ladner        58        Senior Vice President - Finance
                                               and Chief Financial Officer

         Brendan P. Bovaird       48        Vice President and General Counsel

         Michael J. Cuzzolina     51        Vice President - Accounting
                                               and Financial Control

         Bradley C. Hall          43        Vice President - New Business Development

         Richard L. Bunn          60        President and Chief Executive
                                               Officer, UGI Utilities, Inc.

         All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

         There are no family relationships between any of the officers or between any of the officers and any of the directors.

         The following is a summary of the business experience of the executive officers listed above during at least the last five years. For purposes of the summary of business experience set forth below, references to "the Company," "UGI" and "the Board" prior to February 19, 1992 refer to Utilities (formerly, UGI Corporation) or the Board of Directors of Utilities, respectively.

Lon R. Greenberg

         Mr. Greenberg was elected Chairman of UGI effective August 1, 1996, having been elected Chief Executive Officer effective August 1, 1995. He was elected Director and President of UGI and a Director of UGI Utilities in July 1994. Mr. Greenberg was Senior Vice President - Legal and Corporate Development (1989 to 1994), and also served as Vice President - Legal and Corporate Development (1987 to 1989). Previously, he was Vice President - Legal (1984 to 1987), General Counsel (1983 to 1994) and Secretary (1982 to
1988). He joined the Company in 1980 as Corporate Development Counsel. Mr. Greenberg is also a director on the Mellon PSFS Advisory Board.

Charles L. Ladner

         Mr. Ladner is Senior Vice President-Finance (since 1978). He joined the Company in August 1973 as Vice President-Finance.

Brendan P. Bovaird

         Mr. Bovaird is Vice President and General Counsel of UGI (since April
1995). He is also Vice President and General Counsel of UGI Utilities, Inc., and AmeriGas, Inc. (since April 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995) and Senior Vice President, General Counsel and Secretary of Orion Pictures Corporation (1990 to 1991). Mr. Bovaird also engaged in private practice from 1991 to 1992.

Michael J. Cuzzolina

         Mr. Cuzzolina is Vice President-Accounting and Financial Control of the Company (since 1984) and Treasurer of AmeriGas Propane, Inc. (since 1995). He joined the Company in 1974 and has previously served as Treasurer and Assistant Controller of the Company and as Vice President-Finance of AmeriGas.

Bradley C. Hall

         Mr. Hall was elected Vice President-New Business Development on October 25, 1994, having been Vice President-Marketing and Rates, UGI Utilities, Inc. Gas Division. He joined the Company in 1982 and has held various positions in the Gas Division.

Richard L. Bunn

         Mr. Bunn is President and Chief Executive Officer of UGI Utilities, Inc., (since May 1992). He previously served as Senior Vice
President-Utilities Division of UGI (1987 to May 1992) and Senior Vice President-Energy of UGI (1978 to 1987). Mr. Bunn began his career with UGI as an engineer in the Electric Utility Division (1958).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED AS PART OF THIS REPORT:

                 (1), (2) The financial statements and financial statement schedules incorporated by reference or included in this Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on pages F-2 through F-3 of this Report, which is incorporated herein by reference.

                 (3) LIST OF EXHIBITS:

                 The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):


-----------------------------------------------------------------------------------------------------------------
                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                       EXHIBIT                      REGISTRANT          FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------
        3.1         (Second) Amended and Restated Articles of         UGI        Amendment No. 1 on    3.(3)(a)
                    Incorporation of the Company                                 Form 8 to Form 8-B
                                                                                      (4/10/92)

        3.2         Bylaws of UGI as in effect since October          UGI             Form 10-K          3.2
                    31, 1995.                                                         (9/30/95)
-----------------------------------------------------------------------------------------------------------------
         4          Instruments defining the rights of
                    security holders, including indentures.
                    (The Company agrees to furnish to the
                    Commission upon request a  copy of any
                    instrument defining the rights of holders
                    of its long-term debt not required to be
                    filed pursuant to the description of
                    Exhibit 4 contained in Item 601 of
                    Regulation S-K)

        4.1         Rights Agreement, as amended as of April          UGI             Form 8-K           4.1
                    17, 1996, between the Company and Mellon                          (4/17/96)
                    Bank, N.A., successor to Mellon Bank
                    (East) N.A., as Rights Agent, and
                    Assumption Agreement dated April 7, 1992

        4.2         The description of the Company's Common           UGI            Form 8-B/A         3.(4)
                    Stock contained in the Company's                                  (4/17/96)
                    registration statement filed under the
                    Securities Exchange Act of 1934, as
                    amended

        4.3         UGI's (Second) Amended and Restated
                    Articles of Incorporation and Bylaws
                    referred to in 3.1 and 3.2 above.

        4.4         Utilities' Articles of Incorporation           Utilities          Form 8-K           4(a)
                                                                                      (9/22/94)
-----------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                              INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                       EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
        4.5         First Mortgage Notes Agreement dated as         AmeriGas          Form 10-Q          10.8
                    of April 12, 1995 among The Prudential       Partners, L.P.       (3/31/95)
                    Insurance Company of America,
                    Metropolitan Life Insurance Company, and
                    certain other institutional investors and
                    AmeriGas Propane, L.P., New AmeriGas
                    Propane, Inc. and Petrolane Incorporated
------------------------------------------------------------------------------------------------------------------
        10.1        Service Agreement (Rate FSS) dated as of          UGI             Form 10-K          10.5
                    November 1, 1989 between Utilities and                            (9/30/95)
                    Columbia, as modified pursuant to the
                    orders of the Federal Energy Regulatory
                    Commission at Docket No. RS92-5-000
                    reported at Columbia Gas Transmission
                    Corp., 64 FERC paragraph 61,060 (1993),
                    order on rehearing, 64 FERC paragraph
                    61,365 (1993)

        10.2        Service Agreement (Rate FTS) dated June        Utilities          Form 10-K         (10)o.
                    1, 1987 between Utilities and Columbia,                           (12/31/90)
                    as modified by Supplement No. 1 dated
                    October 1, 1988; Supplement No. 2 dated
                    November 1, 1989; Supplement No. 3 dated
                    November 1, 1990; Supplement No. 4 dated
                    November 1, 1990; and Supplement No. 5
                    dated January 1, 1991, as further
                    modified pursuant to the orders of the
                    Federal Energy Regulatory Commission at
                    Docket No. RS92-5-000 reported at
                    Columbia Gas Transmission Corp., 64 FERC
                    paragraph 61,060 (1993), order on
                    rehearing, 64 FERC paragraph 61,365
                    (1993)
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                            INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                       EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
        10.3        Transportation Service Agreement (Rate         Utilities          Form 10-K         (10)p.
                    FTS-1) dated November 1, 1989 between                            (12/31/90)
                    Utilities and Columbia Gulf Transmission
                    Company, as modified pursuant to the
                    orders of the Federal Energy Regulatory
                    Commission in Docket No. RP93-6-000
                    reported at Columbia Gulf Transmission
                    Co., 64 FERC paragraph 61,060 (1993),
                    order on rehearing, 64 FERC paragraph
                    61,365 (1993)

        10.4        Amended and Restated Sublease Agreement           UGI             Form 10-K         10.35
                    dated April 1, 1988 between Southwest                             (9/30/94)
                    Salt Co. and AP Propane, Inc. (the
                    "Southwest Salt Co. Agreement")

        10.5        Letter dated September 26, 1994 pursuant          UGI             Form 10-K         10.36
                    to Article 1, Section 1.2 of the                                  (9/30/94)
                    Southwest Salt Co. Agreement re option to
                    renew for period of June  1, 1995 to May
                    31, 2000

       10.6**       UGI Corporation 1992 Directors' Stock             UGI             Form 10-Q         (10)ff
                    Plan                                                              (6/30/92)

       10.7**       UGI Corporation Directors Deferred                UGI             Form 10-K         10.39
                    Compensation Plan dated August 26, 1993                           (9/30/94)
------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
                                          INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                       EXHIBIT                      REGISTRANT          FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------
       10.8**       UGI Corporation Retirement Plan for               UGI             Form 10-K         10.40
                    Outside Directors dated October 1, 1993                           (9/30/94)

       10.9**       UGI Corporation 1992 Stock Option and             UGI             Form 10-Q         (10)ee
                    Dividend Equivalent Plan, as amended May                          (6/30/92)
                    19, 1992

      10.10**       UGI Corporation Annual Bonus Plan dated           UGI             Form 10-Q          10.4
                    March 8, 1996                                                     (6/30/96)

      10.11**       Amended and Restated Senior Executive             UGI             Form 10-K         10.43
                    Retirement Plan for Certain Employees of                          (9/30/94)
                    UGI Corporation and its Subsidiaries and
                    Affiliates, effective October 27, 1992

      10.12**       UGI Corporation Senior Executive                  UGI             Form 10/K         10.44
                    Severance Pay Plan dated April 30, 1993                           (9/30/94)

      10.13**       Change of Control Agreement between UGI           UGI             Form 10-Q          10.1
                    Corporation and Lon R. Greenberg                                  (6/30/96)

      10.14**       Form of Change of Control between UGI             UGI             Form 10-Q          10.2
                    Corporation and each of Messrs. Bunn and                          (6/30/96)
                    Ladner

      10.15**       Form of Change of Control Agreement               UGI             Form 10-Q          10.3
                    between UGI Corporation and each of                               (6/30/96)
                    Messrs. Bovaird, Cuzzolina and Hall

      10.16**       Agreement with Robert C. Mauch dated July       AmeriGas          Form 10-K         10.22
                    25, 1996                                        Partners          (9/30/96)
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                       EXHIBIT                      REGISTRANT          FILING          EXHIBIT
-----------------------------------------------------------------------------------------------------------------
       10.17        Credit Agreement dated as of April 12,          AmeriGas         Registration        10.1
                    1995 among AmeriGas Propane, L.P.,           Partners, L.P.   Statement on Form
                    AmeriGas Propane, Inc., Petrolane                            S-4 (No. 33-92734)
                    Incorporated, Bank of America National
                    Trust and Savings Association, as Agent
                    and certain banks

       10.18        First Amendment dated as of July 31, 1995       AmeriGas          Form 10-K          10.2
                    to Credit Agreement                          Partners, L.P.       (9/30/96)

       10.19        Second Amendment dated as of October 28,        AmeriGas          Form 10-K          10.3
                    1996 to Credit Agreement                     Partners, L.P.       (9/30/96)

       10.20        Intercreditor and Agency Agreement dated        AmeriGas          Form 10-Q          10.2
                    as of April 19, 1995 among AmeriGas          Partners, L.P.       (3/31/95)
                    Propane, Inc., Petrolane Incorporated,
                    AmeriGas Propane, L.P., Bank of America
                    National Trust and Savings Association
                    ("Bank of America") as Agent, Mellon
                    Bank, N.A. as Cash Collateral Sub-Agent,
                    Bank of America as Collateral Agent and
                    certain creditors of AmeriGas Propane,
                    L.P.

       10.21        General Security Agreement dated as of          AmeriGas          Form 10-Q          10.3
                    April 19, 1995 among AmeriGas Propane,       Partners, L.P.       (3/31/95)
                    L.P., Bank of America National Trust and
                    Savings Association and Mellon Bank, N.A.

       10.22        Subsidiary Security Agreement dated as of       AmeriGas          Form 10-Q          10.4
                    April 19, 1995 among AmeriGas Propane,       Partners, L.P.       (3/31/95)
                    L.P., Bank of America National Trust and
                    Savings Association as Collateral Agent
                    and Mellon Bank, N.A. as Cash Collateral
                    Agent
-----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                              INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                       EXHIBIT                      REGISTRANT          FILING          EXHIBIT
----------------------------------------------------------------------------------------------------------------
       10.23        Restricted Subsidiary Guarantee dated as        AmeriGas          Form 10-Q          10.5
                    of April 19, 1995 by AmeriGas Propane        Partners, L.P.       (3/31/95)
                    L.P. for the benefit of Bank of America
                    National Trust and Savings Association,
                    as Collateral Agent

       10.24        Trademark License Agreement dated April         AmeriGas          Form 10-Q          10.6
                    19, 1995 among UGI Corporation, AmeriGas,    Partners, L.P.       (3/31/95)
                    Inc., AmeriGas Propane, Inc., AmeriGas
                    Partners, L.P. and AmeriGas Propane, L.P.

       10.25        Trademark License Agreement, dated April        AmeriGas          Form 10-Q          10.7
                    19, 1995 among AmeriGas Propane, Inc.,       Partners, L.P.       (3/31/95)
                    AmeriGas Partners, L.P. and AmeriGas
                    Propane, L.P.

       10.26        Credit Agreement dated October 28, 1996         AmeriGas          Form 10-K         10.19
                    between AmeriGas Propane, Inc. and           Partners, L.P.       (9/30/96)
                    AmeriGas Partners, L.P.
----------------------------------------------------------------------------------------------------------------
        *11         Statement re:  Computation of Per Share
                    Earnings
----------------------------------------------------------------------------------------------------------------
        *13         Pages 10 through 39 of 1996 Annual Report
                    to Shareholders
----------------------------------------------------------------------------------------------------------------
        *21         Subsidiaries of the Registrant
----------------------------------------------------------------------------------------------------------------
        *23         Consent of Coopers & Lybrand L.L.P.
----------------------------------------------------------------------------------------------------------------
        *27         Financial Data Schedule
----------------------------------------------------------------------------------------------------------------
        *99         Cautionary Statements affecting
                    Forward-looking Information
----------------------------------------------------------------------------------------------------------------

         *     Filed herewith.

         **    As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

         (b)     Reports on Form 8-K:

                 During the last quarter of the 1996 fiscal year, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UGI CORPORATION


Date:  December 10, 1996                   By:  Charles L. Ladner
                                                -------------------------------
                                                Charles L. Ladner
                                                Senior Vice President - Finance
                                                and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 10, 1996, by the following persons on behalf of the Registrant in the capacities indicated.

      SIGNATURE                   TITLE
      ---------                   -----
Lon R. Greenberg                  Chairman, President
---------------------------       and Chief Executive Officer
Lon R. Greenberg                  (Principal Executive Officer)
                                  and Director



Charles L. Ladner                 Senior Vice President -
-----------------------------     Finance and Chief Financial
Charles L. Ladner                 Officer (Principal
                                  Financial Officer)



Michael J. Cuzzolina              Vice President -
----------------------------      Accounting and
Michael J. Cuzzolina              Financial Control
                                  (Principal Accounting
                                  Officer)



Stephen D. Ban                    Director
------------------------------
Stephen D. Ban


Robert C. Forney                  Director
-----------------------------
Robert C. Forney


SIGNATURE                         TITLE
---------                         -----
Richard C. Gozon                  Director
----------------------------
Richard C. Gozon


Cyrus H. Holley                   Director
------------------------------
Cyrus H. Holley


Anne Pol                          Director
-----------------------------
Anne Pol


Quentin I. Smith, Jr.             Director
-----------------------------
Quentin I. Smith, Jr.


James W. Stratton                 Director
----------------------------
James W. Stratton


David I. J. Wang                  Director
------------------------------
David I. J. Wang


                        UGI CORPORATION AND SUBSIDIARIES





                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 1996

                        UGI CORPORATION AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of Coopers & Lybrand L.L.P. dated November 22, 1996, listed in the following index, are included in UGI's 1996 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Report.



                                                                                  Reference
                                                                    -------------------------------------
                                                                                             Annual
                                                                                            Report to
                                                                       Form 10-K          Shareholders
                                                                          (page)             (page)
                                                                        ---------        --------------
 UGI Corporation:
 ----------------

 Report of Independent Accountants:

   On Consolidated Financial Statements                                                        39

   On Financial Statement Schedules                                       F-4

 Financial Statements:

   Consolidated Balance Sheets, September 30,
        1996 and 1995                                                                       22 - 23

    For the years ended September 30, 1996,
        1995 and 1994:

        Consolidated Statements of Income                                                      21

        Consolidated Statements of Cash Flows                                                  24

        Consolidated Statements of Stockholders'
           Equity                                                                              25

        Notes to Consolidated Financial
           Statements                                                                       26 - 38

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                   Reference
                                                                    -------------------------------------
                                                                                             Annual
                                                                                            Report to
                                                                       Form 10-K          Shareholders
                                                                         (page)              (page)
                                                                        ---------        --------------
 UGI Corporation (continued)
 ---------------------------
 Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 1996 and 1995                                                            38

 Financial Statement Schedules:

    For the years ended September 30, 1996,
        1995 and 1994:

           I       -   Condensed Financial
                          Information of Registrant
                          (Parent Company)                             S-1 to S-3

           II      -   Valuation and Qualifying
                          Accounts                                     S-4 to S-5

 Annual Reports on Form 10-K/A

    Annual Reports on Form 10-K/A for the UGI Utilities, Inc. and AmeriGas Propane, Inc. savings plans will be filed by amendment within the time period specified by Rule 15d-21(b).

All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included elsewhere in the respective financial statements or notes thereto contained or incorporated by reference herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS





To The Board of Directors
  and Stockholders
UGI Corporation
Valley Forge, Pennsylvania

Our report on the consolidated financial statements of UGI Corporation and subsidiaries, which includes an explanatory paragraph regarding the Company's change in its method of accounting for postemployment benefits in 1995, has been incorporated by reference in this Form 10-K from page 39 of the 1996 Annual Report to Shareholders of UGI Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in the index on pages F-2 and F-3 inclusive, of this Form 10-K.

In our opinion, the financial statement schedules (pages S-1 to S-5, inclusive) referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 22, 1996

                       UGI CORPORATION AND SUBSIDIARIES
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                BALANCE SHEETS
                            (Millions of dollars)


                                                                                      September 30,
ASSETS                                                                             1996             1995
------                                                                          ---------        ---------
Current assets:
     Cash and cash equivalents                                                 $    51.4        $    19.1
     Short-term investments                                                         23.1              2.0
     Accounts receivable                                                             0.4              0.4
     Deferred income taxes                                                           0.2              0.2
     Prepaid expenses and other current assets                                       0.2              0.3
                                                                                ---------        ---------
        Total current assets                                                        75.3             22.0

Investments in subsidiaries                                                        326.5            383.2

Other assets                                                                         1.0              2.3
                                                                                ---------        ---------
        Total assets                                                           $   402.8        $   407.5
                                                                                =========        =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:
     Accounts and notes payable                                                $    12.2        $    10.6
     Accrued liabilities                                                            11.7             12.6
                                                                                ---------        ---------
        Total current liabilities                                                   23.9             23.2

Noncurrent liabilities                                                               1.3              3.8

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 and 32,921,830 shares, respectively)                   392.0            386.1
     Accumulated deficit                                                           (12.9)            (5.5)
                                                                                ---------        ---------
                                                                                   379.1            380.6
        Less treasury stock, at cost                                                 1.5              0.1
                                                                                ---------        ---------
          Total common stockholders' equity                                        377.6            380.5
                                                                                ---------        ---------
          Total liabilities and common stockholders' equity                    $   402.8        $   407.5
                                                                                =========        =========

                       UGI CORPORATION AND SUBSIDIARIES
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                (Millions of dollars, except per share amounts)



                                                                                            Year Ended
                                                                                          September 30,
                                                                         ----------------------------------------------
                                                                            1996               1995             1994
                                                                         ----------        -----------       ----------
Revenues                                                                $      -          $       -         $      -

Costs and expenses:
    Operating and administrative expenses                                     10.1               16.4             15.9
    Petrolane management fee income                                            -                 (6.8)           (11.7)
    Miscellaneous income, net                                                (13.4)             (16.7)           (14.7)
                                                                         ----------        -----------       ----------
                                                                              (3.3)              (7.1)           (10.5)
                                                                         ----------        -----------       ----------
Operating income                                                               3.3                7.1             10.5
Interest income                                                                0.1                0.2              -
                                                                         ----------        -----------       ----------
Income before income taxes                                                     3.4                7.3             10.5
Income taxes                                                                   1.4                3.2              4.4
                                                                         ----------        -----------       ----------
Income before equity in income
    of unconsolidated subsidiaries
    and equity investees                                                       2.0                4.1              6.1
Equity in continuing operations
    of unconsolidated subsidiaries                                            37.5                3.7             31.6
Equity in Petrolane                                                            -                  0.1             (0.3)
                                                                         ----------        -----------       ----------
Income from continuing operations                                             39.5                7.9             37.4
Equity in discontinued operations
    of unconsolidated subsidiaries                                             -                  -                7.6
                                                                         ----------        -----------       ----------
Income before extraordinary loss and change
     in accounting for postemployment benefits                                39.5                7.9             45.0
Extraordinary loss - debt restructuring - subsidiaries                         -                (13.2)             -
Change in accounting for postemployment benefits - subsidiaries                -                 (3.1)             -
                                                                         ----------        -----------       ----------

Net income (loss)                                                       $     39.5        $      (8.4)      $     45.0
                                                                         ==========        ===========       ==========
Earnings per common share:
    Continuing operations                                               $     1.19        $       .24       $     1.16
    Discontinued operations                                                    -                  -                .23
                                                                         ----------        -----------       ----------
    Earnings before extraordinary loss and change
        in accounting for postemployment benefits                             1.19                .24             1.39
    Extraordinary loss - debt restructuring - subsidiaries                     -                 (.40)             -
    Change in accounting for postemployment benefits - subsidiaries            -                 (.10)             -
                                                                         ----------        -----------       ----------
    Net earnings (loss)                                                 $     1.19        $      (.26)      $     1.39
                                                                         ==========        ===========       ==========

                       UGI CORPORATION AND SUBSIDIARIES
 SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS
                            (Millions of dollars)



                                                                                     Year Ended
                                                                                   September 30,
                                                               ------------------------------------------------------
                                                                   1996                 1995                  1994
                                                               -----------          ------------          -----------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                           $      96.6          $       25.0          $      46.4

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                   -                    (0.2)                 -
     Net repayments from
         unconsolidated subsidiaries                                  -                     0.5                  2.5
     Investments in unconsolidated subsidiaries                      (1.1)                 (0.6)               (36.0)
     Other                                                          (21.1)                 (2.0)                (6.1)
                                                               -----------          ------------          -----------
        Net cash provided (used) by investing activities            (22.2)                 (2.3)               (39.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends on Common Stock                           (46.4)                (45.2)               (42.8)
     Issuance of Common Stock                                        11.3                  10.1                  9.5
     Purchase of Common Stock                                        (7.1)                  -                    -
                                                               -----------          ------------          -----------
        Net cash used by financing activities                       (42.2)                (35.1)               (33.3)
                                                               -----------          ------------          -----------
Cash and cash equivalents increase (decrease)                 $      32.2          $      (12.4)         $     (26.5)
                                                               ===========          ============          ===========

Cash and cash equivalents:
     End of period                                            $      51.3          $       19.1          $      31.5
     Beginning of period                                             19.1                  31.5                 58.0
                                                               -----------          ------------          -----------
         Increase (decrease)                                  $      32.2          $      (12.4)         $     (26.5)
                                                               ===========          ============          ===========



(a)Includes dividends received from unconsolidated subsidiaries of $95.2, $22.1 and $37.3, respectively, for the years ended September 30, 1996, 1995 and 1994.



Supplemental disclosure of non-cash investing activities:
   During the year ended September 30, 1995, UGI Corporation contributed a
   $10 noninterest bearing demand note to its wholly owned subsidiary, AmeriGas, Inc. During the year ended September 30, 1996, the note was contributed to AmeriGas Propane, Inc., a subsidiary of AmeriGas, Inc.

                        UGI CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)


                                                                        Charged
                                                      Balance at       (credited)                       Balance at
                                                      beginning       to costs and                        end of
                                                       of year          expenses        Other              year
                                                      ----------      ------------    ---------         ----------

YEAR ENDED SEPTEMBER 30, 1996
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

  Allowance for doubtful accounts                    $      7.3       $    10.5      $    (7.2)(1)     $    10.6
                                                      ==========                                        =========

  Allowance for amortization of deferred
     financing costs - Propane                       $      0.7       $     1.5      $     -           $     2.2
                                                      ==========                                        =========
  Allowance for amortization of
    other deferred costs - Propane                   $      1.8       $     1.0      $     -           $     2.8
                                                      ==========                                        =========

Other reserves:

  Self-insured property and casualty liability       $     48.5       $    14.0      $   (14.8)(2)     $    47.7
                                                      ==========                                        =========
  Insured property and casualty liability            $     11.7       $     6.8      $     0.5 (4)     $    19.0
                                                      ==========                                        =========
  Environmental                                      $     18.4       $    (5.9)     $    (0.6)(2)     $    11.9
                                                      ==========                                        =========
  Other                                              $      7.7       $    (1.2)     $    (2.3)(2)     $     4.2
                                                      ==========                                        =========
YEAR ENDED SEPTEMBER 30, 1995
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

  Allowance for doubtful accounts                    $      4.7       $     5.4      $    (7.3)(1)     $     7.3
                                                      ==========                           4.5 (3)      =========

  Allowance for amortization of deferred
     financing costs - Propane                       $      -         $     0.7      $     -           $     0.7
                                                      ==========                                        =========
  Allowance for amortization of
    other deferred costs - Propane                   $      6.3       $     1.6      $     0.4 (3)     $     1.8
                                                      ==========                          (6.5)(4)      =========

Other reserves:
  Self-insured property and casualty liability       $     13.6       $    11.3      $    (9.6)(2)     $    48.5
                                                      ==========                          33.0 (3)       =========
                                                                                           0.2 (4)

  Insured property and casualty liability            $      -         $    14.9      $    (2.1)(2)     $    11.7
                                                      ==========                          (1.1)(4)      =========

  Environmental                                      $      0.5       $     -        $    21.4 (3)     $    18.4
                                                      ==========                          (3.4)(4)      =========
                                                                                          (0.1)(2)

  Other                                              $      -         $     0.2      $    10.9 (3)     $     7.7
                                                      ==========                          (0.5)(2)      =========
                                                                                          (2.9)(4)

                        UGI CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                             (Millions of dollars)


                                                                        Charged
                                                      Balance at       (credited)                       Balance at
                                                      beginning       to costs and                        end of
                                                       of year          expenses        Other              year
                                                      ----------      ------------    ---------         ----------
YEAR ENDED SEPTEMBER 30, 1994
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

  Allowance for doubtful accounts                    $      3.7       $     5.9      $    (4.9)(1)     $     4.7
                                                      ==========                                        =========
  Allowance for amortization of
    other deferred costs - Propane                   $      5.9       $     2.0      $    (1.6)(4)     $     6.3
                                                      ==========                                        =========

Other reserves:

  Self-insured property and casualty liability       $      9.1       $     9.7      $    (5.2)(2)     $    13.6
                                                      ==========                                        =========
  Environmental                                      $      0.5       $      -       $      -          $     0.5
                                                      ==========                                        =========





(1)Uncollectible accounts written off, net of recoveries.
(2)Payments.
(3)Represents amounts for Petrolane Incorporated (Petrolane) as a result of the purchase on April 19, 1995 of the 65% of the common stock of Petrolane not already owned by UGI or its subsidiary AmeriGas, Inc.
(4)Other adjustments.

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------
11               Statement re: Computation of Per Share Earnings

13               Pages 10 to 39 of 1996 Annual Report to Shareholders

21               Subsidiaries of the Registrant

23               Consent of Coopers & Lybrand L.L.P.

27               Financial Data Schedule

99               Cautionary Statements affecting Forward-looking
                 Information