Form 10-Q
period 1996-12-31
UGI CORP /PA/
filed 1997-02-13
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1996

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
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

         At January 31, 1997, there were 33,120,799 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGES
                                                                                                          -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of December 31, 1996,
                        September 30, 1996 and December 31, 1995                                            1

                   Condensed Consolidated Statements of Income for the
                        three and twelve months ended December 31, 1996 and 1995                            2

                   Condensed Consolidated Statements of Cash Flows for the
                        three and twelve months ended December 31, 1996 and 1995                            3

                   Notes to Condensed Consolidated Financial Statements                                   4 - 10

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              11 - 21



PART II  OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                       22

      Item 6.      Exhibits and Reports on Form 8-K                                                        22

      Signatures                                                                                           23

                     UGI  CORPORATION  AND  SUBSIDIARIES

                  CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                                 (unaudited)
                            (Millions of dollars)

                                                                                      December 31,   September 30,   December 31,
                                                                                         1996           1996            1995(a)
                                                                                         ----           ----            -------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $   81.5       $   74.0        $   49.6
     Short-term investments, at cost which approximates market value                      32.5           23.1             9.9
     Accounts receivable (less allowances for doubtful accounts of
        $10.9, $10.6 and $8.6, respectively)                                             216.9          113.3           178.7
     Accrued utility revenues                                                             22.4            8.6            24.2
     Inventories                                                                         122.2          113.2            85.2
     Deferred income taxes                                                                17.3           17.4            21.5
     Prepaid expenses and other current assets                                            25.1           32.0             9.5
                                                                                      --------       --------        --------
        Total current assets                                                             517.9          381.6           378.6

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $382.4, $368.2 and $333.9, respectively)                        976.4          974.6           964.9

Intangible assets (less accumulated amortization of $98.4, $94.9 and
     $80.6, respectively)                                                                686.8          692.5           736.2
Regulatory income tax asset                                                               43.3           42.9            38.1
Other assets                                                                              51.2           53.3            64.4
                                                                                      --------       --------        --------
        Total assets                                                                  $2,275.6       $2,144.9        $2,182.2
                                                                                      ========       ========        ========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
     Current maturities of long-term debt - Propane                                   $    7.5       $    5.2        $    5.6
     Current maturities of long-term debt - Utilities                                     17.1           25.5            15.7
     Current maturities of long-term debt - other                                          0.4            0.4             0.3
     Bank loans - Propane                                                                 70.0           15.0            18.0
     Bank loans - Utilities                                                               69.3           50.5            44.5
     Accounts payable                                                                    136.9           94.7            95.7
     Other current liabilities                                                           171.7          177.9           147.2
                                                                                      --------       --------        --------
        Total current liabilities                                                        472.9          369.2           327.0

Long-term debt - Propane                                                                 691.3          687.3           652.5
Long-term debt - Utilities                                                               149.3          149.3           166.4
Long-term debt - other                                                                     8.5            8.6             8.9
Deferred income taxes                                                                    150.8          148.6           176.1
Other noncurrent liabilities                                                              83.9           84.7           111.5

Minority interest in AmeriGas Partners                                                   291.4          284.4           316.5

UGI Utilities redeemable preferred stock                                                  35.2           35.2            35.2

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
         issued - 33,198,731, 33,198,731 and 33,053,042 shares, respectively)            391.9          391.9           388.8
     Retained earnings (accumulated deficit)                                               3.2          (12.8)            1.1
                                                                                      --------       --------        --------
                                                                                         395.1          379.1           389.9
     Less treasury stock, at cost                                                          2.8            1.5             1.8
                                                                                      --------       --------        --------
       Total common stockholders' equity                                                 392.3          377.6           388.1
                                                                                      --------       --------        --------
       Total liabilities and stockholders' equity                                     $2,275.6       $2,144.9        $2,182.2
                                                                                      ========       ========        ========

(a)  Certain amounts have been reclassified.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                      (Millions, except per share amounts)

                                                              Three Months Ended              Twelve Months Ended
                                                                 December 31,                    December 31,
                                                             ----------------------          -----------------------
                                                             1996           1995(a)          1996            1995(a)
                                                             ----           -------          ----            -------
Revenues:
  Propane                                                   $360.1           $285.8         $1,087.5         $  702.1
  Utilities                                                  134.2            122.3            472.4            380.2
  Energy marketing                                            35.3             18.8            100.4             27.3
                                                            ------           ------         --------         --------
                                                             529.6            426.9          1,660.3          1,109.6
                                                            ------           ------         --------         --------
Costs and expenses:
  Propane cost of sales                                      204.7            162.7            611.7            377.1
  Utilities - gas, fuel and purchased power                   69.3             59.9            249.1            180.9
  Other cost of sales                                         34.1             17.7             94.1             25.7
  Operating and administrative expenses                      113.2            106.2            444.5            370.3
  Depreciation and amortization                               21.7             21.4             86.3             71.4
  Petrolane fee income                                          --               --               --            (11.7)
  Miscellaneous income, net                                   (3.0)            (3.7)           (12.0)           (12.7)
                                                            ------           ------         --------         --------
                                                             440.0            364.2          1,473.7          1,001.0
                                                            ------           ------         --------         --------
Operating income                                              89.6             62.7            186.6            108.6
Interest charges                                             (21.1)           (19.9)           (80.7)           (68.4)
Minority interest in AmeriGas Partners                       (16.7)            (7.3)           (13.7)            12.4
                                                            ------           ------         --------         --------
Income before income taxes, subsidiary preferred
  stock dividends and Equity in Petrolane                     51.8             35.5             92.2             52.6
Income taxes                                                 (23.2)           (16.6)           (40.2)           (29.7)
Dividends on UGI Utilities Series Preferred Stock             (0.7)            (0.7)            (2.8)            (2.8)
Equity in Petrolane                                             --               --               --             (5.0)
                                                            ------           ------         --------         --------
Income before extraordinary loss                              27.9             18.2             49.2             15.1
Extraordinary loss - propane debt restructuring                 --               --               --            (13.2)
                                                            ------           ------         --------         --------
Net income                                                  $ 27.9           $ 18.2         $   49.2         $    1.9
                                                            ======           ======         ========         ========
Earnings per common and common equivalent share:

  Earnings before extraordinary loss                        $  .84           $  .55         $   1.48         $    .46
  Extraordinary loss - propane debt restructuring               --               --               --             (.40)
                                                            ------           ------         --------         --------
  Net earnings                                              $  .84           $  .55         $   1.48         $    .06
                                                            ======           ======         ========         ========
Dividends declared per share                                $ .355           $  .35         $   1.41         $   1.39
                                                            ======           ======         ========         ========
Average common and common
  equivalent shares outstanding                               33.2             33.1             33.2             32.8
                                                            ======           ======         ========         ========

(a)Revenues (and related cost of sales) have been reclassified to reflect revenues from certain Gas Utility sales on a total, rather than net, basis.


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Millions of dollars)

                                                                      Three Months Ended          Twelve Months Ended
                                                                         December 31,                December 31,
                                                                      ------------------          -------------------
                                                                      1996          1995          1996           1995
                                                                      ----          ----          ----           ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income                                                        $  27.9       $  18.2        $ 49.2       $   1.9
  Reconcile to net cash provided (used) by
   operating activities:
    Depreciation and amortization                                      21.7          21.4          86.3          71.4
    Minority interest in AmeriGas Partners                             16.7           7.3          13.7         (12.4)
    Deferred income taxes, net                                          1.8           4.5           9.3           9.1
    Equity in loss of Petrolane                                          --            --            --           5.0
    Extraordinary loss                                                   --            --            --          13.2
    Other, net                                                         (0.5)          1.9          (5.9)         11.7
                                                                    -------       -------        ------       -------
                                                                       67.6          53.3         152.6          99.9
    Net change in:
     Accounts receivable and accrued utility revenues                (119.6)       (110.7)        (46.0)        (66.2)
     Inventories                                                       (8.8)         17.5         (36.5)          4.6
     Deferred fuel adjustments                                          1.2           --           (9.5)         (3.8)
     Pipeline transition costs and producer settlements, net           (0.4)         (1.3)          2.0          (7.8)
     Accounts payable                                                  42.2          26.2          41.1          19.6
     Other current assets and liabilities                               2.0          (3.9)         10.6          10.0
                                                                    -------       -------        ------       -------
    Net cash provided (used) by operating activities                  (15.8)        (18.9)        114.3          56.3
                                                                    -------       -------        ------       -------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Expenditures for property, plant and equipment                      (17.1)        (17.5)        (62.3)        (72.4)
  Net proceeds from disposals of assets                                 0.7           1.1           3.8           2.6
  Acquisitions of businesses, net of cash acquired                     (0.9)         (7.6)        (21.3)        (11.5)
  Short-term investments (increase) decrease                           (9.3)          1.1         (22.5)         (9.9)
  Other, net                                                            0.5          (0.5)          0.7           2.1
                                                                    -------       -------        ------       -------
    Net cash used by investing activities                             (26.1)        (23.4)       (101.6)        (89.1)
                                                                    -------       -------        ------       -------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Dividends on Common Stock                                           (11.8)        (11.5)        (46.7)        (45.5)
  Distributions on Partnership public Common Units                     (9.7)         (9.7)        (38.7)        (17.6)
  Issuance of long-term debt                                            7.7          20.1          44.7          68.1
  Repayment of long-term debt                                          (9.4)        (50.2)        (18.9)        (69.8)
  Propane bank loans increase                                          55.0          18.0          52.0          18.0
  UGI Utilities bank loans increase                                    18.8           2.5          24.8          12.0
  Issuances of Common Stock                                             1.3           2.7           9.9          10.1
  Repurchases of Common Stock                                          (2.5)         (1.7)         (7.9)         (1.7)
                                                                    -------       -------        ------       -------
    Net cash provided (used) by financing activities                   49.4         (29.8)         19.2         (26.4)
                                                                    -------       -------        ------       -------
AMERIGAS  PARTNERS  FORMATION  TRANSACTIONS:
  Acquisition of Petrolane Class B shares                                --            --            --         (90.9)
  Issuance of AmeriGas Partners Common Units                             --            --            --         349.7
  Issuance of long-term debt                                             --            --            --         208.5
  Repayment of long-term debt and related interest                       --            --            --        (408.9)
  Other fees and expenses                                                --            --            --         (19.6)
                                                                    -------       -------        ------       -------
    Net cash provided by AmeriGas Partners
     formation transactions                                              --            --            --          38.8
                                                                    -------       -------        ------       -------
  Cash and cash equivalents increase (decrease)                     $   7.5       $ (72.1)       $ 31.9       $ (20.4)
                                                                    =======       =======        ======       =======
Cash and cash equivalents:
     End of period                                                  $  81.5       $  49.6        $ 81.5       $  49.6
     Beginning of period                                               74.0         121.7          49.6          70.0
                                                                    -------       -------        ------       -------
         Increase (decrease)                                        $   7.5       $ (72.1)       $ 31.9       $ (20.4)
                                                                    =======       =======        ======       =======

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

         At December 31, 1996, UGI, through wholly owned subsidiaries, holds an effective 2% general partner interest and a 56.7% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.3% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership.

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

         The condensed consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The public unitholders' interest in AmeriGas Partners' results of operations and net assets is reflected as minority interest in the condensed consolidated statements of income and balance sheets. The

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)


         Company's 35% investment in Petrolane through April 19, 1995 was accounted for by the equity method.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       INVESTMENT IN PETROLANE

         The following table includes summarized condensed consolidated results of operations of Petrolane for the period December 24, 1994 to April 19, 1995:

                                                     December 24,
                                                        1994 to
                                                       April 19,
                                                         1995
                                                     -------------
         Revenues                                      $ 218.5
         Cost of sales                                  (118.6)
         Depreciation and amortization                   (15.8)
         Other costs and expenses                        (57.1)
                                                     -------------

         Operating income                                 27.0
         Interest expense                                (17.3)
         Income taxes                                     (7.6)
                                                     -------------

         Net income                                    $   2.1
                                                     =============

         Prior to the Partnership Formation, AmeriGas Propane and Petrolane were parties to a customer services agreement (Customer Services Agreement) pursuant to which

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)


         AmeriGas Propane served customers of closed Petrolane districts and Petrolane served customers of closed AmeriGas Propane districts. These districts were closed in order to achieve cost reductions and operational efficiencies in overlapping geographical markets served by AmeriGas Propane and Petrolane. The Customer Services Agreement terminated on April 19, 1995. Fees billed by Petrolane to AmeriGas Propane under the Customer Services Agreement totaled $3.9 million in the twelve months ended December 31, 1995 and are included in operating and administrative expenses. Fees billed to Petrolane totaled $3.1 million during the twelve months ended December 31, 1995 and are included in Petrolane fee income.

         Prior to the Partnership Formation, UGI provided Petrolane with certain financial, accounting, human resources, risk management, insurance, legal, corporate communications, investor relations, treasury and corporate development services. For such services, UGI received a quarterly fee from Petrolane. During the twelve months ended December 31, 1995, UGI recorded management fee income of $3.8 million under this agreement which amount is included in Petrolane fee income.

         Prior to the Partnership Formation, AmeriGas Management Company (AMC) and AmeriGas Transportation Management Company (ATMC), first-tier subsidiaries of UGI, provided general management, supervisory, administrative and transportation services to Petrolane, AmeriGas Propane and AGP-2. For such services, AMC and ATMC each received a monthly fee from Petrolane in an amount which, together with fees received from AmeriGas Propane and AGP-2, effectively reimbursed AMC and ATMC for costs incurred to provide such services. During the twelve months ended December 31, 1995, the Company recorded fee income under these agreements of $4.8 million which amount is included in Petrolane fee income.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)

3. SEGMENT INFORMATION
  Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                               Three Months Ended         Twelve Months Ended
                                                                  December 31,               December 31,
                                                               ------------------         -------------------
                                                                1996        1995           1996         1995
                                                                ----        ----           ----         ----
REVENUES
  Propane                                                   $  360.1    $  285.8       $1,087.5      $  702.1
  Gas utility                                                  115.8       105.2          401.6         313.2
  Electric utility                                              18.4        17.1           70.8          67.0
  Energy marketing (a)                                          35.3        18.8          100.4          27.3
                                                            --------    --------       --------      --------
     Total consolidated operations                          $  529.6    $  426.9       $1,660.3      $1,109.6
                                                            ========    ========       ========      ========
  Petrolane (b)                                             $     -     $     -        $     -       $  218.5
                                                            ========    ========       ========      ========

OPERATING  INCOME (LOSS)
  Propane                                                   $   59.2    $   35.6       $  104.4      $   44.9
  Gas utility                                                   28.6        27.0           74.5          61.5
  Electric utility                                               3.0         2.2            9.4           9.0
  Energy marketing                                               0.8         0.9            4.3           2.3
  Petrolane management fee                                        -           -              -            3.8
  Corporate general and other                                   (2.0)       (3.0)          (6.0)        (12.9)
                                                            --------    --------       --------      --------
     Total consolidated operations                          $   89.6    $   62.7       $  186.6      $  108.6
                                                            ========    ========       ========      ========
  Petrolane (b)                                             $     -     $     -        $     -       $   27.0
                                                            ========    ========       ========      ========

DEPRECIATION  AND  AMORTIZATION
  Propane - depreciation                                    $    9.6    $    9.4       $   38.5      $   29.8
  Propane - amortization                                         6.4         6.6           25.6          21.2
  Gas utility                                                    4.6         4.3           17.9          16.3
  Electric utility                                               1.0         1.0            4.0           3.8
  Corporate general and other                                    0.1         0.1            0.3           0.3
                                                            --------    --------       --------      --------
     Total consolidated operations                          $   21.7    $   21.4       $   86.3      $   71.4
                                                            ========    ========       ========      ========
  Petrolane - depreciation (b)                              $     -     $     -        $     -       $    7.6
                                                            ========    ========       ========      ========
  Petrolane - amortization (b)                              $     -     $     -        $     -       $    8.2
                                                            ========    ========       ========      ========

IDENTIFIABLE  ASSETS
  (at period end)
  Propane                                                   $1,478.4    $1,458.1       $1,478.4      $1,458.1
  Gas utility                                                  595.4       568.4          595.4         568.4
  Electric utility                                              86.4        83.9           86.4          83.9
  Energy marketing                                              21.6        12.8           21.6          12.8
  Corporate general and other                                   93.8        59.0           93.8          59.0
                                                            --------    --------       --------      --------
     Total consolidated operations                          $2,275.6    $2,182.2       $2,275.6      $2,182.2
                                                            ========    ========       ========      ========

OPERATING STATISTICS
  Propane sales - millions of gallons:
      AmeriGas Partners (subsequent to April 19, 1995) -
           Retail                                              251.7       244.3          862.8         487.9
           Wholesale                                            68.6       119.2          259.1         184.8
     AmeriGas (through April 19, 1995) -
           Retail                                                 -           -              -          137.4
           Wholesale                                              -           -              -           19.6
     Petrolane (through April 19, 1995) -
           Retail (b)                                             -           -              -          191.5
           Wholesale (b)                                          -           -              -           57.1
  Natural gas system throughput -
          billions of cubic feet                                24.6        25.1           84.9          85.1
  Electric sales - millions of kilowatt hours                  223.7       224.7          883.6         871.5

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)

NOTES TO SEGMENT INFORMATION:

         (a) Subsequent to July 31, 1995, the Company's energy marketing business records separately the revenues and related cost of sales associated with its billed volumes. Prior to August 1, 1995, net margin from the Company's energy marketing business was reflected as a component of miscellaneous income.
         (b)      Includes 100% of amounts for Petrolane through April 19, 1995.

4.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $88 million (subject to reduction in certain circumstances). The leases expire through 2010 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)


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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)

         Under the terms of the August 31, 1995 Gas Utility base rate settlement, Gas Utility is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

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

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


The following analyses of the Company's results of operations should be read in conjunction with the segment information included in Note 3 to Condensed Consolidated Financial Statements. Due to the seasonality of the Company's businesses, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

THREE MONTHS ENDED DECEMBER 31, 1996 (1996 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995 (1995 THREE-MONTH PERIOD)

CONSOLIDATED RESULTS

-------------------------------------------------------------------------------
Three Months Ended December 31,            1996    1995         Increase
-------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                  $529.6   $426.9    $102.7      24.1%
Total margin                              $216.0   $181.5    $ 34.5      19.0%
Operating income                          $ 89.6   $ 62.7    $ 26.9      42.9%
Net income                                $ 27.9   $ 18.2    $  9.7      53.3%
Net income per share                      $  .84   $  .55    $  .29      52.7%
-------------------------------------------------------------------------------

The Company's net income in the 1996 three-month period increased due principally to a significant improvement in the operating results of AmeriGas Partners. The improvement in the Partnership's results in 1996 reflects higher retail unit margins as well as higher retail volumes.

CONSOLIDATED PROPANE

-------------------------------------------------------------------------------
Three Months Ended December 31,            1996    1995         Increase
-------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions             251.7    244.3       7.4       3.0%
Degree days - % colder (warmer)
    than normal                             (1.6)     2.3        --        --
Revenues                                  $360.1   $285.8    $ 74.3      26.0%
Total margin                              $155.4   $123.1    $ 32.3      26.2%
Operating income                          $ 59.2   $ 35.6    $ 23.6      66.3%
EBITDA(a)                                 $ 75.2   $ 51.6    $ 23.6      45.7%
-------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  (a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to operating income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

CONSOLIDATED PROPANE. Retail volumes of propane sold increased in the three months ended December 31, 1996, notwithstanding the warmer weather, reflecting the effects of acquisitions, an increase in sales of propane used for crop drying due to wet weather in much of the farm belt, and volume growth. Wholesale volumes of propane sold were lower in the three months ended December 31, 1996 reflecting reduced low-margin sales of storage inventories.

Total revenues increased significantly in the 1996 three-month period as a result of higher average selling prices, reflecting higher propane product costs, and, to a much lesser extent, the greater retail volumes. Propane supply costs were significantly higher in the three months ended December 31, 1996 due in part to historically low U.S. propane inventory levels caused by a number of factors including increased petrochemical demand for propane use as a feedstock, an extended cold 1995/1996 winter in the eastern United States, increased off-shore demand for propane resulting from colder weather in Europe, and the impact of a midsummer explosion at a gas processing facility in Mexico. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during the 1996 three-month period rising to a quarterly high of 70.5 cents per gallon on December 16, 1996. Propane spot market prices began to decline late in the quarter. This general trend of decline has continued into the beginning of the second quarter of fiscal 1997.

Total propane margin was significantly greater in the three months ended December 31, 1996 reflecting the impact of higher average retail unit margins and higher retail volumes. Although the Partnership's propane product costs increased, such product cost increase was partially mitigated by favorable fixed-price supply commitments and financial contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1996 average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by certain sales and marketing programs initiated by the Partnership.

The increase in operating income and EBITDA during the 1996 three-month period reflects the impact of the higher total margin partially offset by higher operating expenses and a decrease in miscellaneous income. The increase in operating expenses includes higher customer equipment repairs and maintenance expenses, higher distribution expenses due in large part to higher fuel costs, and incremental costs associated with acquisitions and new district locations. Miscellaneous income in the prior-year period was higher than in 1996 principally due to $1.4 million of income from the early settlement of propane supply contracts.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


UTILITIES

----------------------------------------------------------------------------------
                                                                      Increase
Three Months Ended December 31,             1996       1995          (Decrease)
----------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
    Natural gas system throughput - bcf      24.6       25.1       (.5)     (2.0)%
    Degree days - % colder (warmer)
      than normal                            (3.2)       5.4        --        --
    Revenues                               $115.8     $105.2    $ 10.6      10.1%
    Total margin (a)                       $ 50.6     $ 49.2    $  1.4       2.8%
    Operating income                       $ 28.6     $ 27.0    $  1.6       5.9%

ELECTRIC UTILITY:
    Electric sales - gwh                    223.7      224.7      (1.0)      (.4)%
    Degree days - % colder than
      normal                                  2.8        9.2        --        --
    Revenues                               $ 18.4     $ 17.1    $  1.3       7.6%
    Total margin (a)                       $  8.8     $  8.1    $   .7       8.6%
    Operating income                       $  3.0     $  2.2    $   .8      36.4%
---------------------------------------------------------------------------------

      bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended December 31, 1996 was 3.2% warmer than normal compared with weather that was 5.4% colder than normal in the prior-year period. Total system throughput decreased 2.0% during the 1996 three-month period principally reflecting the effect of the warmer weather on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The increase in Gas Utility's total revenues reflects higher purchased gas cost
(PGC) rates in effect during the 1996 three-month period and greater revenues from sales to customers outside Gas Utility's distribution system (off-system sales). Cost of gas sold by the Gas Utility was $60.5 million during the 1996 three-month period, an increase of $8.9 million over the prior-year period, reflecting the higher average PGC rates and gas costs associated with off-system sales.

The increase in Gas Utility total margin principally reflects an increase in total margin from interruptible customers partially offset by lower total margin from core market customers. The increase in

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


interruptible total margin includes higher total margin from interruptible delivery service customers. The decrease in total margin from core market customers reflects the effects of the warmer weather on volumes sold.

Gas Utility operating income during the 1996 three-month period increased $1.6 million principally reflecting the increase in total margin. Operating and administrative expenses during the 1996 three-month period were essentially unchanged from the prior-year period.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1996 three-month period reflecting weather which was 5.9% warmer than last year. Electric Utility revenues increased $1.3 million, notwithstanding the lower sales, reflecting a higher energy cost (EC) rate and an increase in base rates effective July 19, 1996. Cost of sales increased to $8.7 million in the 1996 three-month period from $8.2 million in the prior-year period as a result of a higher EC rate partially offset by the lower sales.

Electric Utility total margin and operating income increased during the 1996 three-month period principally as a result of the higher base rates effective in July. Electric Utility operating and administrative expenses in the 1996 three-month period were virtually unchanged from the prior-year period.

ENERGY MARKETING

------------------------------------------------------------------------------
                                                                Increase
Three Months Ended December 31,            1996    1995        (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                  $ 35.3   $ 18.8    $ 16.5    87.8%
Total margin                              $  1.2   $  1.1    $   .1     9.1%
Operating income                          $   .8   $   .9    $  (.1)  (11.1)%
------------------------------------------------------------------------------

ENERGY MARKETING. Total revenues from energy marketing in the 1996 three-month period increased significantly compared with revenues during the prior-year period as a result of higher billed volumes principally from increased sales and higher natural gas prices. Notwithstanding the increase in billed volumes, total margin for the 1996 three-month period was only slightly higher than in the prior-year period due to lower average unit margins. Unit margins in the prior year reflect favorable gas supply purchases. Operating income from energy marketing was $.8 million in the 1996 three-month period compared with $.9 million in the prior-year period as the benefit of the higher total margin was more than offset by an increase in operating and administrative expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $(2.0) million in the 1996 three-month period compared with $(3.0) million in the prior-year period reflecting lower UGI corporate administrative expenses and higher interest income from increased short-term investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $21.1 million in the 1996 three-month period from $19.9 million in the prior-year period principally reflecting higher levels of amounts outstanding under the Partnership's Revolving Credit and Acquisition facilities. The effective income tax rate on pre-tax income for the three months ended December 31, 1996 was 44.8% compared with 46.8% for the three months ended December 31, 1995 principally as a result of a lower effective income tax rate on propane operations.

TWELVE MONTHS ENDED DECEMBER 31, 1996 (1996 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1995 (1995 TWELVE-MONTH PERIOD)

CONSOLIDATED RESULTS

-------------------------------------------------------------------------------

Twelve Months Ended December 31,       1996        1995        Increase
-------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                             $1,660.3   $1,109.6   $550.7      49.6%
Total margin                         $  686.9   $  511.7   $175.2      34.2%
Operating income                     $  186.6   $  108.6   $ 78.0      71.8%
Income before extraordinary loss     $   49.2   $   15.1   $ 34.1     225.8%
Net income                           $   49.2   $    1.9   $ 47.3       N.M.
Net income per share                 $   1.48   $    .06   $ 1.42       N.M.
-------------------------------------------------------------------------------

N.M. - Not meaningful.

The increase in the Company's results in the 1996 twelve-month period is principally a result of the full-year consolidation of the Partnership, improved consolidated propane results, and the full-year impact of Gas Utility's 1995 base rate increase. Results in the 1995 twelve-month period include after-tax charges of $24.9 million associated with the formation of AmeriGas Partners including an extraordinary loss of $13.2 million from the restructuring of propane debt.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONSOLIDATED PROPANE

------------------------------------------------------------------------------

Twelve Months Ended December 31,       1996     1995           Increase
------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions          862.8    625.3      237.5      38.0%
Revenues                             $1,087.5   $702.1     $385.4      54.9%
Total margin                         $  475.8   $325.0     $150.8      46.4%
Operating income                     $  104.4   $ 44.9     $ 59.5     132.5%
EBITDA                               $  168.5   $ 95.9     $ 72.6      75.7%
------------------------------------------------------------------------------

CONSOLIDATED PROPANE. Retail volumes of propane sold by consolidated propane operations during the 1996 twelve-month period increased principally as a result of the full-period consolidation of the operations of Petrolane subsequent to April 19, 1995, colder winter weather, the effects of acquisitions and volume growth. The increase in consolidated propane revenues reflects the higher consolidated retail volumes sold and higher average retail selling prices principally during the second half of the 1996 twelve-month period due to higher propane product costs. Total consolidated propane margin in the 1996 twelve-month period reflects higher average retail unit margins during the three-month period ended December 31, 1996 and the higher consolidated propane retail volumes. Consolidated propane operating income and EBITDA increased in 1996 reflecting the greater consolidated propane total margin partially offset by higher consolidated propane operating expenses due in large part to the full-period consolidation of Petrolane as well as higher distribution expenses, customer equipment repairs and maintenance expenses, and incremental expenses associated with acquisitions and new district locations.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


UTILITIES

 -----------------------------------------------------------------------------
                                                                   Increase
 Twelve Months Ended December 31,          1996      1995         (Decrease)
 -----------------------------------------------------------------------------
 (Millions of dollars)

 GAS UTILITY:
     Natural gas system
       throughput - bcf                     84.9      85.1       (.2)    (.2)%
     Degree days - % colder than
       normal                                 .9        .2        --      --
     Revenues                             $401.6    $313.2     $88.4    28.2%
     Total margin                         $171.0    $151.3     $19.7    13.0%
     Operating income                     $ 74.5    $ 61.5     $13.0    21.1%

 ELECTRIC UTILITY:
     Electric sales - gwh                  883.6     871.5      12.1     1.4%
     Degree days - % warmer than
       normal                               (1.3)     (6.1)       --      --
     Revenues                             $ 70.8    $ 67.0     $ 3.8     5.7%
     Total margin                         $ 33.8    $ 32.3     $ 1.5     4.6%
     Operating income                     $  9.4    $  9.0     $  .4     4.4%
 -----------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1996 twelve-month period was colder than normal and also colder than in the 1995 twelve-month period. Notwithstanding the colder weather, total system throughput declined principally reflecting lower interruptible volumes from more frequent weather-related interruptions of service and a decrease in firm delivery service volumes as a result of customer switching to interruptible service. These decreases were partially offset by a 3.0 bcf increase in sales to core market customers.

The increase in Gas Utility total revenues reflects higher sales to core market customers, greater off-system sales, higher base rate revenues resulting from the full-year effect of Gas Utility's $19.5 million annual base rate increase effective August 31, 1995, and higher PGC revenues. Cost of gas sold was $215.2 million during the 1996 twelve-month period, an increase of $66.0 million from the same period in 1995, reflecting principally the greater sales to core market customers, higher off-system sales, and higher average PGC rates.

The increase in Gas Utility total margin in the twelve months ended December 31, 1996 reflects a $23.3 million increase in total margin from core market customers as a result of the colder weather and higher base rates. However, partially offsetting the increase in core market margin was a decrease in total margin from interruptible customers reflecting lower 1996 twelve-month period average unit margins, and a decrease in total margin from firm delivery service customers due in large part to the lower volumes.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas Utility operating income during the 1996 twelve-month period benefitted from the increase in total margin. However, the benefit was partially offset by higher operating and administrative expenses and higher charges for depreciation.

ELECTRIC UTILITY. Electric Utility sales increased during the 1996 twelve-month period principally from colder 1996 winter weather. The increase in Electric Utility revenues reflects the impact of the higher sales, a higher EC rate, and an increase in base rates effective July 19, 1996. Electric Utility cost of sales was $33.9 million, an increase of $2.2 million from the prior-year period. The increase in the cost of sales resulted from the higher sales and a higher average EC rate.

Electric Utility total margin increased as a result of the increased sales and higher base rates effective in July. Although Electric Utility operating income benefitted from the increase in total margin, this benefit was partially offset by higher general and administrative expenses and depreciation.

ENERGY MARKETING

------------------------------------------------------------------------------
Twelve Months Ended December 31,           1996    1995         Increase
------------------------------------------------------------------------------
(Millions of dollars)

Total margin                              $  6.3   $  3.1    $  3.2   103.2%
Operating income                          $  4.3   $  2.3    $  2.0    87.0%
------------------------------------------------------------------------------

ENERGY MARKETING. Total margin and operating income were significantly higher in the 1996 twelve-month period compared with the 1995 twelve-month period due in part to higher billed volumes. Unit margins also were significantly higher early in the 1996 twelve-month period due to favorable gas supply purchases.

CORPORATE GENERAL AND OTHER

Operating loss of corporate general and other, net, was lower in the 1996 twelve-month period reflecting lower UGI corporate expenses resulting in part from adjustments to incentive compensation accruals and higher interest income from short-term investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $80.7 million in the 1996 twelve-month period from $68.4 million in the 1995 twelve-month period reflecting the full-period effect of higher levels of consolidated propane debt

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


outstanding subsequent to the April 19, 1995 Petrolane Merger and Partnership Formation. In addition, interest expense under the Partnership's Bank Credit Facility was higher during the 1996 twelve-month period principally as a result of higher levels of debt outstanding. The Company's effective income tax rate in the 1996 twelve-month period was 43.6% compared with 56.5% in the same period last year. As a result of a significant increase in consolidated propane pre-tax income, the impact of nondeductible amortization expense on the consolidated propane effective tax rate was less in the 1996 twelve-month period than in the prior-year period.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's consolidated debt-to-total-capitalization ratio was 58.5% at December 31, 1996 compared to a ratio of 57.5% at September 30, 1996. The increase in the ratio is principally a result of seasonally higher levels of Utilities and Propane bank loans outstanding.

Effective October 28, 1996, the Operating Partnership has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. This agreement is coterminous with the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Facility will be unsecured and subordinated to all senior debt of the Partnership. Interest rates on borrowings and facility fees will be determined generally on the same basis as the Revolving Credit Facility's interest rates and fees. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings. Also effective October 28, 1996, the Operating Partnership's Bank Credit Agreement was amended to include a revolving $15 million sublimit under its Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. At December 31, 1996, there were no borrowings under the General Partner Facility or the sublimit under the Special Purpose Facility.

During the three months ended December 31, 1996, the Partnership declared and paid the MQD on all units and the general partner interests for the quarter ended September 30, 1996 totaling $23.4 million, $9.7 million of which was paid to public unitholders and $13.7 million to the Company. The Partnership's MQD for the quarter ended December 31, 1996 will be made on February 18, 1997 to holders of record on February 7, 1997.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOWS

Cash and cash equivalents totaled $81.5 million at December 31, 1996 compared with $74.0 million at September 30, 1996. Included in these amounts are cash and cash equivalents at UGI of $38.8 million and $51.4 million, respectively. In addition, at December 31, 1996 and September 30, 1996, UGI also had short-term investments of $32.5 million and $23.1 million, respectively. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1996 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities reflect a net use of cash of $(15.8) million in the three months ended December 31, 1996 compared with a net use of cash of $(18.9) million in the comparable prior-year period. Cash flows from operations before changes in operating working capital increased to $67.6 million in the three months ended December 31, 1996 from $53.3 million in the prior-year period. The increase principally reflects a significant improvement in Propane operating performance. Changes in operating working capital during the three months ended December 31, 1996 required $83.4 million of operating cash flow principally from a $119.6 million seasonal increase in customer accounts receivable and accrued utility revenues and an $8.8 million increase in inventories partially offset by a $42.2 million increase in accounts payable. Changes in operating working capital during the three months ended December 31, 1995 required $72.2 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $17.1 million in the three months ended December 31, 1996 compared with $17.5 million in the same period in 1995. During the three months ended December 31, 1996, the Company increased its portfolio of short-term investments by $9.3 million compared with a decrease of $1.1 million in the prior-year period.

FINANCING ACTIVITIES. During the three months ended December 31, 1996, the Company paid cash dividends on Common Stock of $11.8 million compared with $11.5 million of cash dividends in the prior-year period. Also during each of the three-month periods ended December 31, 1996 and 1995, the Partnership paid distributions of $9.7 million to public unitholders (and $13.7 million to the General Partner) representing the MQD on all limited partner units and the general partner interests for the quarters ended September 30, 1996 and 1995. In order to meet seasonal working capital needs, the Partnership borrowed $55 million under its Revolving Credit Facility during the three months ended December 31, 1996 compared with borrowings of $18 million in the same period in 1995. Propane seasonal borrowing requirements in the prior-year period were lower due to the Partnership's significant cash balances at the beginning of such period. During the three months ended December 31, 1996, UGI Utilities borrowed $18.8 million under its revolving credit agreements compared with borrowings of $2.5 million in the prior-year period. Also during the three months ended December 31, 1996, the Company issued $7.7 million of long-term debt including $7 million under the Partnership's

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Acquisition Facility relating to acquisitions made prior to fiscal 1997. During the comparable prior-year period, the Company issued $20.1 million of long-term debt including UGI Utilities' issuance of $20 million of notes under its Medium-Term Note program. During the three months ended December 31, 1996, the Company repaid $9.4 million of long-term debt which includes UGI Utilities' repayment of $8.4 million of its 7.85% Series First Mortgage Bonds. In the prior-year three-month period, the Company made long-term debt repayments of $50.2 million which includes UGI Utilities' redemption of $45.9 million of its 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. One-third of the peak load of each customer class of an electric utility will have the opportunity for direct access to generation suppliers by January 1, 1999, two-thirds of the peak load of each customer class by January 1, 2000, and all customers will have direct access by January 1, 2001, subject to certain exceptions.

The Customer Choice Act establishes rate caps that are designed to prevent a customer's total electric service costs from increasing above levels existing as of January 1, 1997 during the transition to full competition. The Pennsylvania Public Utility Commission (PUC) may grant exceptions to the rate caps in limited situations where a utility's costs have increased above current levels due to circumstances beyond its control. Under the Customer Choice Act, Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a proposed competitive transition charge (CTC) for the recovery of stranded costs resulting from competition. The PUC has directed Electric Utility to file its restructuring plan by August 1, 1997.

Based upon a current evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations. The Company will continue to monitor regulatory proceedings in this area.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Commercial Row Cases, Judicial Council of California, Coordination Proceeding No. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc., a Delaware corporation ("API") and a predecessor of AmeriGas Propane, L.P., in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion is alleged to have occurred as the result of the escape of propane gas from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage and named as defendants the manufacturer and the distributor of the fitting, in addition to API. The cases were consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the complaints requested damages in unspecified amounts; some of the complaints sought punitive damages as well as compensatory damages. All but three of the claims have been settled; all such settlements were fully insured, subject to a $500,000 self-insured retention. Although trial of the remaining claims is scheduled to begin on February 24, 1997, the remaining claimants' demands, in the aggregate, are immaterial to the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            11    Statement re:  computation of per share earnings

            27    Financial Data Schedule

      (b) The Company filed a Current Report on Form 8-K dated November 19, 1996, reporting factors affecting forward-looking statements under
            Item 5.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      UGI Corporation
                                ----------------------------
                                       (Registrant)








Date:  February 13, 1997        By:  C.L. Ladner
------------------------        ---------------------------------------------
                                C. L. Ladner, Senior Vice President - Finance








Date:  February 13, 1997        By:  M. J. Cuzzolina
------------------------        ---------------------------------------------
                                M. J. Cuzzolina, Vice President - Accounting and
                                Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




Exhibit No.                   Description
-----------                   -----------

  11        Statement re:  computation of per share earnings

  27        Financial Data Schedule