Form 10-K/A
period 1996-09-30
UGI CORP /PA/
filed 1997-03-26
CIK 884614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                       TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                         Commission file number 1-11071

                                 UGI CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           PENNSYLVANIA                                  23-2668356
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

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

                                 --------------

    The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1996, as set forth herein:

PART IV: ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. The list of exhibits has been modified to indicate that Exhibit Numbers 23.2, 23.3, 99.2, and 99.3 have been filed as exhibits to this Report.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UGI CORPORATION



                                             By  C. L. Ladner
                                                 -------------------------------
                                                 C. L. Ladner
                                                 Senior Vice President - Finance

Date:  March 26, 1997

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

(1), (2) The financial statements and financial statement schedules incorporated by reference or included in this Report (other than financial statements filed as exhibits to this report) are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on pages F-2 to F-4 of this Report, which is incorporated herein by reference.

(3) List of Exhibits:

The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

=====================================================================================================================
                                             INCORPORATION BY REFERENCE
=====================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=============== ============================================= ================== ===================== ==============
     3.1        (Second) Amended and Restated Articles of            UGI          Amendment No. 1 on     3.(3)(a)
                Incorporation of the Company                                      Form 8 to Form 8-B
                                                                                      (4/10/92)

     3.2        Bylaws of UGI as in effect since October             UGI          Form 10-K              3.2
                31, 1995.                                                             (9/30/95)
--------------- --------------------------------------------- ------------------ --------------------- --------------

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


     4.3        UGI's (Second) Amended and Restated
                Articles of Incorporation and Bylaws
                referred to in 3.1 and 3.2 above.

     4.4        Utilities' Articles of Incorporation              Utilities        Form 8-K              4(a)
                                                                                      (9/22/94)
--------------- --------------------------------------------- ------------------ --------------------- --------------

=====================================================================================================================
                                             INCORPORATION BY REFERENCE
=====================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=============== ============================================= ================== ===================== ==============
     4.5        First Mortgage Notes Agreement dated as of        AmeriGas            Form 10-Q            10.8
                April 12, 1995 among The Prudential            Partners, L.P.         (3/31/95)
                Insurance Company of America, Metropolitan
                Life Insurance Company, and certain other
                institutional investors and AmeriGas
                Propane, L.P., New AmeriGas Propane, Inc.
                and Petrolane Incorporated
--------------- --------------------------------------------- ------------------ --------------------- --------------
     10.1       Service Agreement (Rate FSS) dated as of             UGI              Form 10-K            10.5
                November 1, 1989 between Utilities and                                (9/30/95)
                Columbia, as modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC P. 61,060 (1993), order on
                rehearing, 64 FERC P. 61,365 (1993)

     10.2       Service Agreement (Rate FTS) dated June 1,        Utilities           Form 10-K           (10)o.
                1987 between Utilities and Columbia, as                               (12/31/90)
                modified by Supplement No. 1 dated October
                1, 1988; Supplement No. 2 dated November 1,
                1989; Supplement No. 3 dated November 1,
                1990; Supplement No. 4 dated November 1,
                1990; and Supplement No. 5 dated January 1,
                1991, as further modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC P. 61,060 (1993), order on
                rehearing, 64 FERC P. 61,365 (1993)

--------------- --------------------------------------------- ------------------ --------------------- --------------

=====================================================================================================================
                                             INCORPORATION BY REFERENCE
=====================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=============== ============================================= ================== ===================== ==============
     10.3       Transportation Service Agreement (Rate            Utilities          Form 10-K            (10)p.
                FTS-1) dated November 1, 1989 between                                (12/31/90)
                Utilities and Columbia Gulf Transmission
                Company, as modified pursuant to the orders
                of the Federal Energy Regulatory Commission
                in Docket No. RP93-6-000 reported at Columbia
                Gulf Transmission Co., 64 FERC P. 61,060
                (1993), order on rehearing, 64 FERC P. 61,365
                (1993)

     10.4       Amended and Restated Sublease Agreement              UGI             Form 10-K             10.35
                dated April 1, 1988 between Southwest Salt                           (9/30/94)
                Co. and AP Propane, Inc. (the "Southwest
                Salt Co. Agreement")

     10.5       Letter dated September 26, 1994 pursuant to          UGI             Form 10-K             10.36
                Article 1, Section 1.2 of the Southwest                              (9/30/94)
                Salt Co. Agreement re: option to renew for
                period of June 1, 1995 to May 31, 2000

      10.6**    UGI Corporation 1992 Directors' Stock Plan           UGI             Form 10-Q            (10)ff
                                                                                     (6/30/92)
      10.7**    UGI Corporation Directors Deferred                   UGI             Form 10-K             10.39
                Compensation Plan dated August 26, 1993                              (9/30/94)
--------------- --------------------------------------------- ------------------ --------------------- --------------

=====================================================================================================================
                                             INCORPORATION BY REFERENCE
=====================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=============== ============================================= ================== ===================== ==============
    10.8**      UGI Corporation Retirement Plan for Outside          UGI              Form 10-K            10.40
                Directors dated October 1, 1993                                       (9/30/94)

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

   10.12**      UGI Corporation Senior Executive Severance           UGI              Form 10-K            10.44
                Pay Plan dated April 30, 1993                                         (9/30/94)

                Change of Control Agreement between UGI
   10.13**      Corporation and Lon R. Greenberg                     UGI              Form 10-Q            10.1
                                                                                      (6/30/96)

   10.14**      Form of Change of Control between UGI
                Corporation and each of Messrs. Bunn and                              Form 10-Q            10.2
                Ladner                                               UGI              (6/30/96)

   10.15**      Form of Change of Control Agreement
                between UGI Corporation and each of
                Messrs. Bovaird, Cuzzolina and Hall                  UGI              Form 10-Q            10.3
                                                                                      (6/30/96)

   10.16**      Agreement with Robert C. Mauch dated July         AmeriGas            Form 10-K            10.22
                25, 1996                                          Partners            (9/30/96)

--------------- --------------------------------------------- ------------------ --------------------- --------------

=====================================================================================================================
                                             INCORPORATION BY REFERENCE
=====================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=============== ============================================= ================== ===================== ==============
    10.17       Credit Agreement dated as of April 12, 1995       AmeriGas           Registration          10.1
                among AmeriGas Propane, L.P., AmeriGas         Partners, L.P.     Statement on Form
                Propane, Inc., Petrolane Incorporated, Bank                       S-4 (No. 33-92734)
                of America National Trust and Savings
                Association, as Agent and certain banks

    10.18       First Amendment dated as of July 31, 1995         AmeriGas            Form 10-K            10.2
                to Credit Agreement                            Partners, L.P.         (9/30/96)

    10.19       Second Amendment dated as of October 28,          AmeriGas            Form 10-K            10.3
                1996 to Credit Agreement                       Partners, L.P.         (9/30/96)

    10.20       Intercreditor and Agency Agreement dated as       AmeriGas            Form 10-Q            10.2
                of April 19, 1995 among AmeriGas Propane,      Partners, L.P.         (3/31/95)
                Inc., Petrolane Incorporated, AmeriGas
                Propane, L.P., Bank of America National
                Trust and Savings Association ("Bank of
                America") as Agent, Mellon Bank, N.A. as
                Cash Collateral Sub-Agent, Bank of America
                as Collateral Agent and certain
                creditors of AmeriGas Propane, L.P.

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

--------------- --------------------------------------------- ------------------ --------------------- --------------

=====================================================================================================================
                                             INCORPORATION BY REFERENCE
=====================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=============== ============================================= ================== ===================== ==============
    10.23       Restricted Subsidiary Guarantee dated as of       AmeriGas            Form 10-Q            10.5
                April 19, 1995 by AmeriGas Propane, L.P.       Partners, L.P.         (3/31/95)
                for the benefit of Bank of America National
                Trust and Savings Association, as
                Collateral Agent
    10.24       Trademark License Agreement dated April 19,       AmeriGas            Form 10-Q            10.6
                1995 among UGI Corporation, AmeriGas, Inc.,    Partners, L.P.         (3/31/95)
                AmeriGas Propane, Inc., AmeriGas Partners,
                L.P. and AmeriGas Propane, L.P.
    10.25       Trademark License Agreement, dated April          AmeriGas            Form 10-Q            10.7
                19, 1995 among AmeriGas Propane, Inc.,         Partners, L.P.         (3/31/95)
                AmeriGas Partners, L.P. and AmeriGas
                Propane, L.P.
    10.26       Credit Agreement dated October 28, 1996           AmeriGas            Form 10-K            10.19
                between AmeriGas Propane, Inc. and AmeriGas    Partners, L.P.         (9/30/96)
                Partners, L.P.
--------------- --------------------------------------------- ------------------ --------------------- --------------
    11          Statement re: Computation of Per Share
                Earnings
--------------- --------------------------------------------- ------------------ --------------------- --------------
    13          Pages 10 through 39 of 1996 Annual Report
                to Shareholders
--------------- --------------------------------------------- ------------------ --------------------- --------------
    21          Subsidiaries of the Registrant
--------------- --------------------------------------------- ------------------ --------------------- --------------
    23          Consent of Coopers & Lybrand L.L.P.
   *23.2        Consent of Coopers & Lybrand L.L.P.
                (Re: Financial Statements and Schedules of
                UGI Utilities, Inc. Savings Plan)
   *23.3        Consent of Arthur Andersen LLP
                (Re: Financial Statements and Schedules of
                AmeriGas Propane, Inc. Savings Plan)
--------------- --------------------------------------------- ------------------ --------------------- --------------
    27          Financial Data Schedule
--------------- --------------------------------------------- ------------------ --------------------- --------------
    99          Cautionary Statements affecting
                Forward-looking Information
   *99.2        Financial Statements of the UGI Utilities,
                Inc. Savings Plan
   *99.3        Financial Statements of the AmeriGas
                Propane, Inc. Savings Plan
--------------- --------------------------------------------- ------------------ --------------------- --------------

*        Filed herewith.

**       As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      Reports on Form 8-K:

         During the last quarter of the 1996 fiscal year, the Company filed no Current Reports on Form 8-K.

                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

23.2           Consent of Coopers & Lybrand L.L.P.

23.3           Consent of Arthur Andersen LLP

99.2           Financial Statements of the UGI Utilities, Inc. Savings Plan

99.3           Financial Statements of the AmeriGas Propane, Inc. Savings Plan