Form 10-Q
period 1997-03-31
UGI CORP /PA/
filed 1997-05-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At April 30, 1997, there were 33,074,251 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                PAGES
                                                                                                -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 1997,
                        September 30, 1996 and March 31, 1996                                     1

                   Condensed Consolidated Statements of Income for the three,
                        six and twelve months ended March 31, 1997 and 1996                       2

                   Condensed Consolidated Statements of Cash Flows for the
                        six and twelve months ended March 31, 1997 and 1996                       3

                   Notes to Condensed Consolidated Financial Statements                         4 - 10

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                    11 - 26



PART II  OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security Holders                           26

      Item 6.      Exhibits and Reports on Form 8-K                                              27

      Signatures                                                                                 28

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                                  March 31,     September 30,    March 31,
                                                                                    1997            1996           1996
                                                                                  --------       --------        --------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   85.9       $   74.0        $   72.1
   Short-term investments, at cost which approximates market value                    67.8           23.1            23.0
   Accounts receivable (less allowances for doubtful accounts of
        $13.6, $10.6 and $11.9, respectively)                                        205.0          113.3           214.2
   Accrued utility revenues                                                           18.2            8.6            17.9
   Inventories                                                                        56.7          113.2            70.0
   Deferred income taxes                                                              22.9           17.4            24.3
   Prepaid expenses and other current assets                                          23.7           32.0            13.3
                                                                                  --------       --------        --------
      Total current assets                                                           480.2          381.6           434.8

Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $395.1, $368.2 and $343.0, respectively)                      977.4          974.6           963.3

Intangible assets (less accumulated amortization of $104.5, $94.9 and
   $86.7, respectively)                                                              682.6          692.5           694.5
Regulatory income tax asset                                                           43.3           42.9            39.3
Other assets                                                                          48.5           53.3            65.5
                                                                                  --------       --------        --------
      Total assets                                                                $2,232.0       $2,144.9        $2,197.4
                                                                                  ========       ========        ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
   Current maturities of long-term debt - Propane                                 $    9.8       $    5.2        $    5.5
   Current maturities of long-term debt - Utilities                                   17.1           25.5            25.5
   Current maturities of long-term debt - other                                        0.4            0.4             0.3
   Bank loans - Propane                                                                 --           15.0              --
   Bank loans - Utilities                                                             95.0           50.5            25.5
   Accounts payable                                                                   81.3           94.7            89.0
   Other current liabilities                                                         197.3          177.9           191.8
                                                                                  --------       --------        --------
      Total current liabilities                                                      400.9          369.2           337.6

Long-term debt - Propane                                                             687.8          687.3           665.7
Long-term debt - Utilities                                                           139.3          149.3           156.4
Long-term debt - other                                                                 8.4            8.6             8.8
Deferred income taxes                                                                152.4          148.6           139.4
Other noncurrent liabilities                                                          86.8           84.7           110.3

Minority interest in AmeriGas Partners                                               304.7          284.4           328.2

UGI Utilities redeemable preferred stock                                              35.2           35.2            35.2

Common stockholders' equity:
   Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731, 33,198,731, and 33,058,839 shares, respectively)          392.3          391.9           391.6
   Retained earnings (accumulated deficit)                                            26.7          (12.8)           27.1
                                                                                  --------       --------        --------
                                                                                     419.0          379.1           418.7
   Less treasury stock, at cost                                                        2.5            1.5             2.9
                                                                                  --------       --------        --------
      Total common stockholders' equity                                              416.5          377.6           415.8
                                                                                  --------       --------        --------
      Total liabilities and stockholders' equity                                  $2,232.0       $2,144.9        $2,197.4
                                                                                  ========       ========        ========


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                      Three Months Ended           Six Months Ended          Twelve Months Ended
                                                            March 31,                  March 31,                  March 31,
                                                   ------------------------    ------------------------    ------------------------
                                                      1997         1996(a)        1997         1996(a)       1997          1996(a)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Revenues:
   Propane                                         $    371.2    $    374.8    $    731.3    $    660.6    $  1,083.9    $    955.9
   Utilities                                            173.2         181.3         307.4         303.6         464.3         423.7
   Energy marketing                                      32.0          26.5          67.3          45.3         105.9          53.8
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                        576.4         582.6       1,106.0       1,009.5       1,654.1       1,433.4
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Costs and expenses:
   Propane cost of sales                                215.8         209.3         420.5         372.0         618.2         525.9
   Utilities - gas, fuel and purchased power             94.3         100.5         163.6         160.4         242.9         210.8
   Other cost of sales                                   31.3          22.9          65.4          40.6         102.5          48.6
   Operating and administrative expenses                113.9         119.1         227.1         225.3         439.3         417.4
   Depreciation and amortization                         22.0          21.6          43.7          43.0          86.7          82.0
   Petrolane fee income                                    --            --            --            --            --          (2.8)
   Miscellaneous income, net                             (8.6)         (2.5)        (11.6)         (6.2)        (18.1)        (12.7)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                        468.7         470.9         908.7         835.1       1,471.5       1,269.2
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Operating income                                        107.7         111.7         197.3         174.4         182.6         164.2
Interest charges                                        (21.4)        (19.9)        (42.5)        (39.8)        (82.2)        (77.4)
Minority interest in AmeriGas Partners                  (20.2)        (21.4)        (36.9)        (28.7)        (12.5)         (9.0)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Income before income taxes, subsidiary
   preferred stock dividends and
   Equity in Petrolane                                   66.1          70.4         117.9         105.9          87.9          77.8
Income taxes                                            (29.6)        (32.1)        (52.8)        (48.7)        (37.7)        (42.7)
Dividends on UGI Utilities Series
   Preferred Stock                                       (0.7)         (0.7)         (1.4)         (1.4)         (2.8)         (2.8)
Equity in Petrolane                                        --            --            --            --            --          (6.6)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Income before extraordinary loss                         35.8          37.6          63.7          55.8          47.4          25.7
Extraordinary loss - propane debt
   restructuring                                           --            --            --            --            --         (13.2)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Net income                                         $     35.8    $     37.6    $     63.7    $     55.8    $     47.4    $     12.5
                                                   ==========    ==========    ==========    ==========    ==========    ==========


Earnings per common and common equivalent share:

   Earnings before extraordinary loss              $     1.08    $     1.13    $     1.92    $     1.69    $     1.43    $     0.78
   Extraordinary loss - propane debt
      restructuring                                        --            --            --            --            --         (0.40)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
   Net earnings                                    $     1.08    $     1.13    $     1.92    $     1.69    $     1.43    $     0.38
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Dividends declared per share                       $    0.355    $     0.35    $     0.71    $     0.70    $    1.415    $     1.40
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Average common and common
   equivalent shares outstanding                         33.3          33.1          33.2          33.1          33.2          33.0
                                                   ==========    ==========    ==========    ==========    ==========    ==========

(a) Revenues (and related cost of sales) have been reclassified to reflect revenues from certain Gas Utility sales on a total, rather than net, basis.


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                           Six Months Ended            Twelve Months Ended
                                                                               March 31,                     March 31,
                                                                        ----------------------        ----------------------
                                                                          1997           1996           1997           1996
                                                                        -------        -------        -------        -------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                           $  63.7        $  55.8        $  47.4        $  12.5
   Reconcile to net cash provided by
     operating activities:
        Depreciation and amortization                                      43.7           43.0           86.7           82.0
        Minority interest in AmeriGas Partners                             36.9           28.7           12.5            9.0
        Deferred income taxes, net                                         (2.9)           0.7            8.4           10.1
        Equity in loss of Petrolane                                          --             --             --            6.6
        Extraordinary loss                                                   --             --             --           13.2
        Other, net                                                         (0.4)           1.3           (5.2)           3.6
                                                                        -------        -------        -------        -------
                                                                          141.0          129.5          149.8          137.0
        Net change in:
          Accounts receivable and accrued utility revenues               (107.0)        (143.4)          (0.7)         (96.6)
          Inventories                                                      56.8           32.7           13.9           (6.2)
          Deferred fuel adjustments                                        13.9            6.2           (3.0)          (9.7)
          Pipeline transition costs and producer settlements, net          (1.4)          (0.7)           0.4           (4.8)
          Accounts payable                                                (13.4)          19.5           (7.8)          29.0
          Other current assets and liabilities                             20.1           30.0           (5.2)          40.3
                                                                        -------        -------        -------        -------
        Net cash provided by operating activities                         110.0           73.8          147.4           89.0
                                                                        -------        -------        -------        -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                         (31.8)         (31.6)         (62.9)         (73.7)
   Net proceeds from disposals of assets                                    8.1            2.0           10.3            2.6
   Acquisitions of businesses, net of cash acquired                        (2.7)          (8.6)         (22.1)         (11.9)
   Short-term investments increase                                        (44.6)         (12.0)         (44.7)         (23.0)
   Other, net                                                               0.5           (0.3)           0.5            3.3
                                                                        -------        -------        -------        -------
        Net cash used by investing activities                             (70.5)         (50.5)        (118.9)        (102.7)
                                                                        -------        -------        -------        -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Dividends on Common Stock                                              (23.5)         (23.1)         (46.8)         (45.9)
   Distributions on Partnership public Common Units                       (19.4)         (19.4)         (38.7)         (27.3)
   Issuance of long-term debt                                               7.7           34.1           30.7           82.1
   Repayment of long-term debt                                            (20.3)         (50.8)         (29.2)         (60.6)
   Propane bank loans decrease                                            (15.0)            --             --             --
   UGI Utilities bank loans increase (decrease)                            44.5          (16.5)          69.5          (12.0)
   Issuance of Common Stock                                                 6.2            6.6           10.9           11.9
   Repurchases of Common Stock                                             (7.8)          (3.8)         (11.1)          (3.8)
                                                                        -------        -------        -------        -------
        Net cash used  by financing activities                            (27.6)         (72.9)         (14.7)         (55.6)
                                                                        -------        -------        -------        -------

AMERIGAS  PARTNERS  FORMATION  TRANSACTIONS:
   Acquisition of Petrolane Class B shares                                   --             --             --          (90.9)
   Issuance of AmeriGas Partners Common Units                                --             --             --          349.7
   Issuance of long-term debt                                                --             --             --          208.5
   Repayment of long-term debt and related interest                          --             --             --         (408.9)
   Other fees and expenses                                                   --             --             --          (19.6)
                                                                        -------        -------        -------        -------
        Net cash provided by AmeriGas Partners
          formation transactions                                             --             --             --           38.8
                                                                        -------        -------        -------        -------

Cash and cash equivalents increase (decrease)                           $  11.9        $ (49.6)       $  13.8        $ (30.5)
                                                                        =======        =======        =======        =======

CASH AND CASH EQUIVALENTS:
   End of period                                                        $  85.9        $  72.1        $  85.9        $  72.1
   Beginning of period                                                     74.0          121.7           72.1          102.6
                                                                        -------        -------        -------        -------
     Increase (decrease)                                                $  11.9        $ (49.6)       $  13.8        $ (30.5)
                                                                        =======        =======        =======        =======

During the twelve months ended March 31, 1997 and 1996, UGI Utilities, Inc. paid cash dividends to UGI of $45.4 and $11.6, respectively. During the twelve months ended March 31, 1997 and 1996, AmeriGas, Inc. paid cash dividends to UGI of $49.0 and $43.3, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $46.8 and $45.9, respectively. The ability of UGI Corporation to declare and pay cash dividends on its Common Stock is dependent upon the receipt of cash dividends and distributions from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc.


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                 (Million of dollars, except per share amounts)


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

         At March 31, 1997, UGI, through wholly owned subsidiaries, holds an effective 2% general partner interest and a 56.5% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.5% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. A second-tier subsidiary of UGI serves as the general partner of AmeriGas Partners and the Operating Partnership.

         The condensed consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The public unitholders' interest in AmeriGas Partners' results of operations and net assets is reflected as minority interest in the condensed consolidated statements of income and balance sheets. The Company's 35% investment in Petrolane Incorporated (Petrolane) through April 19, 1995 was accounted for by the equity method. On April 19, 1995, the Company acquired the 65% of Petrolane common shares outstanding not already owned and combined the propane distribution businesses of Petrolane and its wholly owned subsidiaries AmeriGas Propane, Inc. (AmeriGas Propane) and AmeriGas Propane-2, Inc. (AGP-2) into the Operating Partnership (the "Partnership Formation").

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These

                        UGI CORPORATION AND SUBSIDIARIES

                                  (unaudited)
                 (Million of dollars, except per share amounts)



         financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

2.       EQUITY IN PETROLANE

         Prior to the Partnership Formation, UGI's AmeriGas, Inc. subsidiary conducted its national propane distribution business principally through its wholly owned subsidiaries AmeriGas Propane and AGP-2, and its equity investee Petrolane. The following table includes summarized condensed consolidated results of operations of Petrolane for the period March 24, 1995 to April 19, 1995:

                                                      March 24,
                                                       1995 to
                                                      April 19,
                                                        1995
                                                      ---------
                  Revenues                            $    37.5
                  Cost of sales                           (20.4)
                  Depreciation and amortization            (4.0)
                  Other costs and expenses                (11.9)
                                                      ---------

                  Operating income                          1.2
                  Interest expense                         (3.9)
                  Income tax benefit                        (.3)
                                                      ---------

                  Net loss                            $    (2.4)
                                                      =========

         As a result of the Partnership Formation, in April 1995 the Company wrote-off $5.8 million of net deferred tax benefits of Petrolane which amount is reflected in "Equity in Petrolane" and represents the Company's share of such tax benefits no longer realizable as a result of the public's interest in the Partnership.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.  SEGMENT INFORMATION
    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                             Three Months Ended       Six Months Ended      Twelve Months Ended
                                                                   March 31,              March 31,               March 31,
                                                            --------------------    --------------------    --------------------
                                                              1997        1996        1997        1996        1997        1996
                                                            --------    --------    --------    --------    --------    --------
REVENUES
    Propane                                                 $  371.2    $  374.8    $  731.3    $  660.6    $1,083.9    $  955.9
    Gas utility                                                153.3       162.1       269.1       267.3       392.8       355.7
    Electric utility                                            19.9        19.2        38.3        36.3        71.5        68.0
    Energy marketing (a)                                        32.0        26.5        67.3        45.3       105.9        53.8
                                                            --------    --------    --------    --------    --------    --------
      Total consolidated operations                         $  576.4    $  582.6    $1,106.0    $1,009.5    $1,654.1    $1,433.4
                                                            ========    ========    ========    ========    ========    ========

    Petrolane (b)                                           $     --    $     --    $     --    $     --    $     --    $   37.5
                                                            ========    ========    ========    ========    ========    ========

OPERATING  INCOME (LOSS)
    Propane                                                 $   67.7    $   69.7    $  126.9    $  105.3    $  102.4    $   91.2
    Gas utility                                                 38.9        39.2        67.5        66.2        74.2        71.1
    Electric utility                                             3.3         2.7         6.3         4.9        10.0         8.6
    Energy marketing                                             0.3         3.0         1.1         3.9         1.6         4.8
    Petrolane management fee                                      --          --          --          --          --         0.9
    Corporate general and other                                 (2.5)       (2.9)       (4.5)       (5.9)       (5.6)      (12.4)
                                                            --------    --------    --------    --------    --------    --------
      Total consolidated operations                         $  107.7    $  111.7    $  197.3    $  174.4    $  182.6    $  164.2
                                                            ========    ========    ========    ========    ========    ========

    Petrolane (b)                                           $     --    $     --    $     --    $     --    $     --    $    1.3
                                                            ========    ========    ========    ========    ========    ========

DEPRECIATION  AND  AMORTIZATION
    Propane - depreciation                                  $    9.7    $    9.7    $   19.3    $   19.1    $   38.5    $   36.3
    Propane - amortization                                       6.5         6.4        12.9        13.0        25.7        24.8
    Gas utility                                                  4.6         4.4         9.2         8.7        18.1        16.8
    Electric utility                                             1.1         1.0         2.1         2.0         4.1         3.8
    Corporate general and other                                  0.1         0.1         0.2         0.2         0.3         0.3
                                                            --------    --------    --------    --------    --------    --------
      Total consolidated operations                         $   22.0    $   21.6    $   43.7    $   43.0    $   86.7    $   82.0
                                                            ========    ========    ========    ========    ========    ========

    Petrolane - depreciation (b)                            $     --    $     --    $     --    $     --    $     --    $    1.9
                                                            ========    ========    ========    ========    ========    ========

    Petrolane - amortization (b)                            $     --    $     --    $     --    $     --    $     --    $    2.1
                                                            ========    ========    ========    ========    ========    ========

IDENTIFIABLE  ASSETS
    (at period end)
    Propane                                                 $1,405.3    $1,444.8    $1,405.3    $1,444.8    $1,405.3    $1,444.8
    Gas utility                                                605.7       583.3       605.7       583.3       605.7       583.3
    Electric utility                                            88.2        85.4        88.2        85.4        88.2        85.4
    Energy marketing                                             9.5        15.5         9.5        15.5         9.5        15.5
    Corporate general and other                                123.3        68.4       123.3        68.4       123.3        68.4
                                                            --------    --------    --------    --------    --------    --------
      Total consolidated operations                         $2,232.0    $2,197.4    $2,232.0    $2,197.4    $2,232.0    $2,197.4
                                                            ========    ========    ========    ========    ========    ========

OPERATING STATISTICS
   Propane sales - millions of gallons:
      AmeriGas Partners (subsequent to April 19, 1995) -
         Retail                                                267.6       315.3       519.3       559.6       815.1       803.2
         Wholesale                                              73.5        96.0       142.1       215.2       236.6       280.8
      AmeriGas (through April 19, 1995) -
         Retail                                                   --          --          --          --          --        24.7
         Wholesale                                                --          --          --          --          --         3.0
      Petrolane (through April 19, 1995) -
         Retail (b)                                               --          --          --          --          --        33.5
         Wholesale (b)                                            --          --          --          --          --        10.0
    Natural gas system throughput -
         billions of cubic feet                                 27.9        30.3        52.5        55.4        82.5        85.4
    Electric sales - millions of kilowatt hours                248.6       260.9       472.3       485.6       871.4       884.9

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

         (b)      Includes 100% of amounts for Petrolane through April 19, 1995.

4.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $85 million (subject to reduction in certain circumstances). The leases expire through 2010 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

5.       RECENTLY ISSUED ACCOUNTING PRINCIPLES NOT YET ADOPTED

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share and simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15 (APB 15). It requires a dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the fully diluted earnings per share computation.

         The computation of basic earnings per share excludes the dilutive effect of common stock equivalents currently required under the calculation of primary earnings per share and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share under SFAS 128 is computed similarly to fully diluted earnings per share under APB No. 15.

         SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. When adopted, restatement of all prior-period earnings per share data is required.

         The adoption of SFAS 128 is currently not expected to have a material effect on the Company's computation of earnings per share because the Company has a relatively small number of dilutive potential common shares outstanding. The effect of the adoption of

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         SFAS 128 on the calculation of earnings per share in future periods will depend principally on the amount and terms of dilutive potential common shares then outstanding.

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

THREE MONTHS ENDED MARCH 31, 1997 (1997 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996 (1996 THREE-MONTH PERIOD)

CONSOLIDATED RESULTS

---------------------------------------------------------------------------------------
 Three Months Ended March 31,                     1997       1996         Decrease
---------------------------------------------------------------------------------------
 (Millions of dollars, except per share)
 Revenues                                      $576.4     $582.6     $ (6.2)     (1.1)%
 Total margin                                  $227.7     $242.4     $(14.7)     (6.1)%
 Operating income                              $107.7     $111.7     $ (4.0)     (3.6)%
 Net income                                    $ 35.8     $ 37.6     $ (1.8)     (4.8)%
 Net income per share                          $ 1.08     $ 1.13     $ (.05)     (4.4)%
---------------------------------------------------------------------------------------

The Company's net income in the 1997 three-month period decreased due principally to warmer weather across AmeriGas Partners' and Gas Utility's service territories which resulted in lower volumes of propane and natural gas sold.

PROPANE

-------------------------------------------------------------------------
Three Months Ended March 31,            1997     1996       Decrease
-------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions         267.6     315.3   (47.7)   (15.1)%
Degree days - % colder (warmer)
     than normal                       (13.1)      0.8      --       --
Revenues                              $371.2    $374.8  $ (3.6)    (1.0)%
Total margin                          $155.4    $165.5  $(10.1)    (6.1)%
Operating income                      $ 67.7    $ 69.7  $ (2.0)    (2.9)%
EBITDA(a)                             $ 83.9    $ 85.8  $ (1.9)    (2.2)%
-------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   (a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

PROPANE. Retail volumes of propane sold decreased in the three months ended March 31, 1997 due in large part to the effects of weather that was 14.4% warmer than in the prior-year period. In addition, higher propane market prices resulted in customer conservation efforts which further reduced retail volumes. Wholesale volumes of propane sold decreased 22.4 million gallons to 73.5 million gallons in the three months ended March 31, 1997 principally reflecting reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $3.3 million to $308.5 million reflecting a $49.5 million increase as a result of higher average retail propane selling prices substantially offset by a $46.2 million decrease in retail propane revenues resulting from the lower volumes sold. The higher average selling prices reflect higher propane product costs which resulted principally from higher supply costs experienced early in the quarter as well as the seasonal liquidation of higher cost propane inventories purchased earlier in the fiscal year. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during much of the first fiscal quarter of 1997 rising to a high of 70.5 cents per gallon on December 16, 1996. Propane spot market prices began to decline in late December 1996. The general trend of declining spot market prices continued into the second quarter of fiscal 1997 to a price of 36.75 cents per gallon on March 31, 1997. Wholesale propane revenues decreased $3.1 million to $44.1 million reflecting the lower wholesale volumes at higher average selling prices. Other revenues decreased $3.8 million to $18.6 million as a result of lower hauling and appliance revenues.

Total propane margin decreased in the 1997 three-month period principally reflecting the impact of lower volumes of propane sold partially offset by the effects of higher average unit margins.

The decrease in operating income and EBITDA during the three months ended March 31, 1997 reflects the impact of the lower total margin partially offset by lower operating expenses and an increase in miscellaneous income. Total operating expenses of the Partnership were $81.1 million in the 1997 three-month period compared with $84.5 million in the prior-year period. Operating expenses in the prior-year period are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. Miscellaneous income of the Partnership in the three months ended March 31, 1997 was $5.4 million greater than in the prior-year period principally due to $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy), a refrigerated

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


liquefied petroleum gas storage terminal in Chesapeake, Virginia. The Partnership sold its interest in Atlantic Energy after determining that it was not a strategic asset.

UTILITIES

------------------------------------------------------------------------------------------------
                                                                               Increase
 Three Months Ended March 31,                    1997          1996           (Decrease)
------------------------------------------------------------------------------------------------
 (Millions of dollars)

 GAS UTILITY:
      Natural gas system throughput - bcf        27.9          30.3         (2.4)         (7.9)%
      Degree days - % colder (warmer)
          than normal                           (10.0)          4.7           --            --
      Revenues                                 $153.3        $162.1       $ (8.8)         (5.4)%
      Total margin (a)                         $ 62.2        $ 64.5       $ (2.3)         (3.6)%
      Operating income                         $ 38.9        $ 39.2       $  (.3)          (.8)%

 ELECTRIC UTILITY:
      Electric sales - gwh                      248.6         260.9        (12.3)         (4.7)%
      Degree days - % colder (warmer)
          than normal                            (4.2)          6.8           --            --
      Revenues                                 $ 19.9        $ 19.2       $   .7           3.6%
      Total margin (a)                         $  9.4        $  8.8       $   .6           6.8%
      Operating income                         $  3.3        $  2.7       $   .6          22.2%
------------------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended March 31, 1997 was 10.0% warmer than normal compared with weather that was 4.7% colder than normal in the prior-year period. As a result, total system throughput decreased 7.9% during the 1997 three-month period principally reflecting the warmer weather's effect on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The decrease in Gas Utility's total revenues during the 1997 three-month period principally reflects a $14.8 million decrease from lower throughput to core market customers and a $4.7 million decrease in revenues from sales to customers outside Gas Utility's distribution system (off-system sales). These decreases were partially offset by an $11.1 million increase from the effects

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of higher purchased gas cost (PGC) rates. Cost of gas sold by the Gas Utility was $84.6 million during the 1997 three-month period, a decrease of $6.4 million over the prior-year period, reflecting lower costs associated with the lower volumes sold to core market customers and the decrease in off-system sales partially offset by the effects of higher PGC rates.

The decrease in Gas Utility total margin is principally a result of a $4.8 million decrease in total margin from core market customers reflecting the effects of warmer weather on volumes sold. The decrease in total margin from core market customers was partially offset by higher total margin from interruptible customers.

Gas Utility operating income during the 1997 three-month period decreased $.3 million principally reflecting the decrease in total margin. Operating and administrative expenses during the 1997 three-month period decreased $2.1 million principally due to a $.9 million decrease in distribution system expense due in part to the milder 1997 three-month period weather and lower general and administrative expenses.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1997 three-month period reflecting weather which was 10.3% warmer than last year. Electric Utility revenues increased $.7 million, notwithstanding the lower sales, reflecting a $.5 million increase in energy cost (EC) rate revenues and the effects of an increase in base rates effective July 19, 1996. Cost of sales increased $.2 million in the 1997 three-month period reflecting the higher EC rate partially offset by the lower sales.

Electric Utility total margin and operating income increased during the 1997 three-month period principally as a result of the higher base rates effective July 19, 1996. Electric Utility operating and administrative expenses in the 1997 three-month period were virtually unchanged from the prior-year period. Pursuant to the provisions of the Electricity Generation Customer Choice and Competition Act (Customer Choice Act), Electric Utility's rates have been capped at levels existing as of January 1, 1997 (see "Electricity Generation Customer Choice and Competition Act").

ENERGY MARKETING

--------------------------------------------------------------------------------
                                                                 Increase
Three Months Ended March 31,        1997        1996            (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)

Revenues                           $32.0       $26.5       $ 5.5         20.8%
Total margin                       $  .7       $ 3.6       $(2.9)       (80.6)%
Operating income                   $  .3       $ 3.0       $(2.7)       (90.0)%
--------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ENERGY MARKETING. Total revenues from energy marketing in the 1997 three-month period increased from the prior-year period as a result of higher billed volumes and higher natural gas prices. The increase in billed volumes is principally a result of significant growth in customers outside the Gas Utility's service territory. Notwithstanding the increase in billed volumes, total margin for the 1997 three-month period decreased $2.9 million due to the warmer weather's effects on gas prices and the value of pipeline capacity. Operating income from energy marketing was $.3 million in the 1997 three-month period compared with $3.0 million in the prior-year period principally reflecting the lower total margin.

CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $(2.5) million in the 1997 three-month period compared with $(2.9) million in the prior-year period reflecting lower UGI corporate administrative expenses and higher interest income on temporary cash investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $21.4 million in the 1997 three-month period from $19.9 million in the prior-year period principally as a result of higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities. The effective income tax rate on pre-tax income for the three months ended March 31, 1997 was 44.8% compared with 45.6% for the three months ended March 31, 1996 principally as a result of a lower effective income tax rate on propane operations.

SIX MONTHS ENDED MARCH 31, 1997 (1997 SIX-MONTH PERIOD) COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996 (1996 SIX-MONTH PERIOD)

CONSOLIDATED RESULTS

---------------------------------------------------------------------

Six Months Ended March 31,    1997        1996           Increase
---------------------------------------------------------------------
(Millions of dollars,
except per share)

Revenues                   $1,106.0    $1,009.5    $96.5        9.6%
Total margin               $  443.7    $  423.9    $19.8        4.7%
Operating income           $  197.3    $  174.4    $22.9       13.1%
Net income                 $   63.7    $   55.8    $ 7.9       14.2%
Net income per share       $   1.92    $   1.69    $ .23       13.6%
---------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in the Company's results in the 1997 six-month period reflects a significant improvement in the operating results of AmeriGas Partners. The improvement in the Partnership's results is principally due to higher average retail unit margins.

PROPANE

----------------------------------------------------------------------------
                                                               Increase
Six Months Ended March 31,              1997       1996       (Decrease)
----------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions         519.3     559.6      (40.3)   (7.2)%
Revenues                              $731.3    $660.6     $ 70.7    10.7%
Total margin                          $310.8    $288.6     $ 22.2     7.7%
Operating income                      $126.9    $105.3     $ 21.6    20.5%
EBITDA (a)                            $159.1    $137.4     $ 21.7    15.8%
----------------------------------------------------------------------------


(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

PROPANE. Retail volumes of propane sold decreased in the six months ended March 31, 1997 reflecting the effects of warmer heating-season weather and price-induced customer conservation efforts. Wholesale volumes of propane sold decreased 73.1 million gallons to 142.1 million gallons in the six months ended March 31, 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $79.3 million to $594.4 million reflecting a $116.4 million increase as a result of higher average retail propane selling prices partially offset by a $37.1 million decrease in retail propane revenues resulting from the lower volumes sold. The higher prices resulted principally from higher propane product costs experienced by the Partnership particularly during the first quarter of fiscal 1997. Wholesale propane revenues decreased $3.9 million to $90.1 million reflecting the lower wholesale volumes. Other revenues decreased $4.7 million to $46.8 million as a result of lower hauling and appliance revenues.

Total propane margin was significantly greater in the 1997 six-month period reflecting the impact of higher average retail unit margins partially offset by reduced volumes of propane sold. Although the Partnership's propane product costs increased significantly, they were partially

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


mitigated by favorable fixed-price supply commitments and financial contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1997 six-month period average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by the effects of certain sales and marketing programs.

The increase in operating income and EBITDA during the six months ended March 31, 1997 reflects the impact of the higher total margin and an increase in miscellaneous income. Total operating expenses of the Partnership were $164.7 million in the six months ended March 31, 1997 compared with $161.4 million in the six months ended March 31,1996. The 1996 operating expenses are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. Miscellaneous income of the Partnership increased $4.0 million in the six months ended March 31, 1997 primarily from $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy.

UTILITIES

------------------------------------------------------------------------------------------------
                                                                                 Increase
 Six Months Ended March 31,                      1997         1996              (Decrease)
------------------------------------------------------------------------------------------------
 (Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf         52.5          55.4         (2.9)         (5.2)%
     Degree days - % colder (warmer)
      than normal                                (7.2)          5.0           --            --
     Revenues                                  $269.1        $267.3       $  1.8            .7%
     Total margin                              $112.8        $113.7       $  (.9)          (.8)%
     Operating income                          $ 67.5        $ 66.2       $  1.3           2.0%

ELECTRIC UTILITY:
     Electric sales - gwh                       472.3         485.6        (13.3)         (2.7)%
     Degree days - % colder (warmer)
         than normal                             (1.3)          7.8           --            --
     Revenues                                  $ 38.3        $ 36.3       $  2.0           5.5%
     Total margin                              $ 18.2        $ 16.9       $  1.3           7.7%
     Operating income                          $  6.3        $  4.9       $  1.4          28.6%
------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 six-month period was 7.2% warmer than normal and 11.6% warmer than the 1996 six-month period. Total system throughput decreased 5.2% during the 1997 six-month period principally reflecting the effect of the warmer weather on core market sales.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in Gas Utility's total revenues reflects a $20.0 million increase from higher average PGC rates in effect during the 1997 six-month period partially offset by a $16.9 million decrease from lower sales to core market customers and slightly lower off-system sales. Notwithstanding the lower core market and off-system sales, cost of gas sold by Gas Utility increased $2.5 million to $145.1 million during the 1997 six-month period reflecting the higher average PGC rates.

The decrease in Gas Utility total margin principally reflects a $5.4 million decrease from core market customers resulting from the warmer weather partially offset by an increase in total margin from interruptible customers.

Although total margin was lower in the 1997 six-month period, Gas Utility operating income increased $1.3 million principally as a result of lower operating expenses. Operating and administrative expenses during the 1997 six-month period decreased $2.3 million principally as a result of a $1.1 million decrease in distribution system expenses and lower general and administrative expenses.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1997 six-month period reflecting weather which was 8.5% warmer than in the 1996 six-month period. Electric Utility revenues increased $2.1 million, notwithstanding the lower sales, reflecting a $1.1 million increase in EC rate revenues and a $.9 million increase in base rate revenues resulting from the July 19, 1996 base rate increase. Cost of sales increased to $18.5 million in the 1997 six-month period from $17.8 million in the prior-year period as a result of a higher EC rate partially offset by the lower sales.

Electric Utility total margin and operating income increased during the six months ended March 31, 1997 principally as a result of the higher base rates. Electric Utility operating and administrative expenses in the 1997 six-month period were essentially unchanged from the prior-year period.

ENERGY MARKETING

--------------------------------------------------------------------------------
                                                                Increase
Six Months Ended March 31,         1997        1996            (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)

Revenues                           $67.3       $45.3       $22.0         48.6%
Total margin                       $ 1.9       $ 4.7       $(2.8)       (59.6)%
Operating income                   $ 1.1       $ 3.9       $(2.8)       (71.8)%
--------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ENERGY MARKETING. Total revenues from energy marketing in the 1997 six-month period increased significantly compared with revenues during the prior-year period as a result of higher billed volumes principally from increased sales outside the Gas Utility's service territory and higher natural gas prices. Notwithstanding the increase in billed volumes, total margin for the 1997 six-month period was lower than in the prior-year period due to the warmer weather's effects on gas prices and the value of pipeline capacity. Operating income from energy marketing was $1.1 million in the 1997 six-month period compared with $3.9 million in the prior-year period principally as a result of the lower total margin.

CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, was $(4.5) million in the 1997 six-month period compared with $(5.9) million in the 1996 six-month period. The decrease in corporate general and other expenses principally reflects lower levels of UGI corporate expenses and higher interest income on temporary cash investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $42.5 million in the 1997 six-month period from $39.8 million in the 1996 six-month period principally as a result of higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities. The effective income tax rate on pre-tax income for the six months ended March 31, 1997 was 44.8% compared with 46.0% for the six months ended March 31, 1996 principally as a result of a lower effective income tax rate on propane operations.

TWELVE MONTHS ENDED MARCH 31, 1997 (1997 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED MARCH 31, 1996 (1996 TWELVE-MONTH PERIOD)

CONSOLIDATED RESULTS

----------------------------------------------------------------------------------

Twelve Months Ended March 31,               1997        1996         Increase
----------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                $1,654.1     $1,433.4     $220.7    15.4%
Total margin                            $  672.2     $  630.9     $ 41.3     6.5%
Operating income                        $  182.6     $  164.2     $ 18.4    11.2%
Income before extraordinary loss        $   47.4     $   25.7     $ 21.7    84.4%
Net income                              $   47.4     $   12.5     $ 34.9   279.2%
Net income per share                    $   1.43     $    .38     $ 1.05   276.3%
----------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in the Company's results in the 1997 twelve-month period is principally a result of a number of factors including improved propane results, the full-year impact of Gas Utility's 1995 base rate increase, the effect of Electric Utility's July 1996 base rate increase, and lower net corporate expenses. Results in the 1996 twelve-month period include after-tax charges of $24.9 million, or $.76 a share, associated with the formation of AmeriGas Partners.

PROPANE

----------------------------------------------------------------------------
                                                                Increase
Twelve Months Ended March 31,        1997         1996         (Decrease)
----------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions       815.1      827.9       (12.8)   (1.5)%
Revenues                          $1,083.9     $955.9      $128.0    13.4%
Total margin                      $  465.7     $430.0      $ 35.7     8.3%
Operating income                  $  102.4     $ 91.2      $ 11.2    12.3%
EBITDA (a)                        $  166.6     $152.3      $ 14.3     9.4%
----------------------------------------------------------------------------

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

PROPANE. Retail volumes of propane sold by consolidated propane operations during the 1997 twelve-month period decreased principally as a result of warmer winter weather and, to a much lesser extent, price-induced customer conservation efforts during the heating season. The increase in consolidated propane revenues reflects higher average retail selling prices principally during the six-month period ended March 31, 1997 as a result of higher propane product costs. Total consolidated propane margin in the 1997 twelve-month period reflects higher average retail unit margins primarily during the six-month period ended March 31, 1997. Consolidated propane operating income and EBITDA increased in the 1997 twelve-month period reflecting the greater consolidated propane total margin partially offset by higher consolidated propane operating expenses due in large part to higher customer equipment repairs and maintenance expenses and incremental expenses associated with acquisitions and new district locations.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


UTILITIES

--------------------------------------------------------------------------------------------------------
                                                                                        Increase
 Twelve Months Ended March 31,                          1997          1996             (Decrease)
--------------------------------------------------------------------------------------------------------
 (Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf                 82.5          85.4         (2.9)         (3.4)%
     Degree days - % colder (warmer) than
      normal                                             (6.0)          5.2           --            --
     Revenues                                          $392.8        $355.7       $ 37.1          10.4%
     Total margin                                      $168.8        $163.1       $  5.7           3.5%
     Operating income                                  $ 74.2        $ 71.1       $  3.1           4.5%

ELECTRIC UTILITY:
     Electric sales - gwh                               871.4         884.9        (13.5)         (1.5)%
     Degree days - % colder than normal                    .4           5.0           --            --
     Revenues                                          $ 71.5        $ 68.0       $  3.5           5.1%
     Total margin                                      $ 34.3        $ 32.6       $  1.7           5.2%
     Operating income                                  $ 10.0        $  8.6       $  1.4          16.3%
--------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 twelve-month period was 11.1% warmer than in the 1996 twelve-month period. Total system throughput declined principally as a result of the warmer weather.

The increase in Gas Utility total revenues reflects a $25.6 million increase from higher average PGC rates, a $13.8 million increase in off-system sales and the full-year effect of Gas Utility's $19.5 million annual base rate increase effective August 31, 1995. These increases were partially offset by the effects of the lower system throughput. Cost of gas sold was $208.7 million during the 1997 twelve-month period, an increase of $30.4 million from the same period in 1996, reflecting the effects of higher average PGC rates and greater off-system sales partially offset by the lower system throughput.

The increase in Gas Utility total margin in the twelve months ended March 31, 1997 reflects a $2.9 million increase in total margin from core market customers, principally from the full-year effect of the increase in base rates, and higher total margin from interruptible customers.

Gas Utility operating income during the 1997 twelve-month period benefited from the increase in total margin. However, the benefit was partially offset by slightly higher operating expenses and higher charges for depreciation.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended March 31, 1997 than in the prior-year period principally as a result of warmer 1997 winter weather. The increase in Electric Utility revenues reflects a $2.1 million increase in EC rate revenues and the impact of higher base rates subsequent to July 19, 1996. Electric Utility cost of sales was $34.1 million, an increase of $1.6 million from the prior-year period. The increase in cost of sales principally reflects a higher average EC rate.

Electric Utility total margin during the twelve months ended March 31, 1997 increased principally as a result of the higher base rates effective in July 1996. Electric Utility operating income benefited from the increase in total margin, however the benefit was partially offset principally by higher charges for depreciation.

ENERGY MARKETING

--------------------------------------------------------------------------
Twelve Months Ended March 31,      1997       1996            Decrease
--------------------------------------------------------------------------
(Millions of dollars)

Total margin                      $3.4       $5.2      $(1.8)      (34.6)%
Operating income                  $1.6       $4.8      $(3.2)      (66.7)%
--------------------------------------------------------------------------

ENERGY MARKETING. Total margin and operating income were lower in the 1997 twelve-month period compared with the 1996 twelve-month period, notwithstanding an increase in billed volumes, principally due to lower average unit margins. The lower unit margins reflect in large part the warmer weather's effects on natural gas prices and the value of pipeline capacity.

CORPORATE GENERAL AND OTHER

Operating loss of corporate general and other, net, was significantly lower in the 1997 twelve-month period reflecting lower UGI corporate expenses, due in large part to adjustments of incentive compensation accruals in September 1996, and higher interest income.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $82.2 million in the 1997 twelve-month period from $77.4 million in the 1996 twelve-month period principally as a result of higher levels of debt outstanding under the Partnership's Bank Credit facilities. The Company's effective income tax rate in the 1997 twelve-month period was 42.9% compared with 54.9% in the same period last year. As a result of a significant increase in consolidated propane pre-tax income, the impact of nondeductible

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


amortization expense on the consolidated propane effective tax rate was less in the 1997 twelve-month period than in the prior-year period.


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's consolidated debt-to-total-capitalization ratio was 55.9% at March 31, 1997 compared to a ratio of 57.5% at September 30, 1996. The decrease in the ratio is principally a result of an increase in retained earnings.

Effective October 28, 1996, the Operating Partnership has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. This agreement is coterminous with, and generally comparable to, the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Facility are unsecured and subordinated to all senior debt of the Partnership. Interest rates on borrowings are based upon one-month offshore interbank borrowing rates. Facility fees are determined in the same manner as fees under the Revolving Credit Facility. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings. Also effective October 28, 1996, the Operating Partnership's Bank Credit Agreement was amended to include a revolving $15 million sublimit under its Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. At March 31, 1997, there were no borrowings under the General Partner Facility or the sublimit under the Special Purpose Facility.

During the six months ended March 31, 1997, the Partnership declared and paid the MQD on all units and the general partner interests for the quarters ended September 30, 1996 and December 31, 1996 totaling $46.9 million, $19.4 million of which was paid to public unitholders and $27.5 million to the Company. The Partnership's MQD for the quarter ended March 31, 1997 will be made on May 18, 1997 to holders of record on May 9, 1997.

On April 29, 1997, the Company's Board of Directors increased the quarterly dividend on the Common Stock to 36 cents a share from 35.5 cents a share, effective for the dividend payable July 1, 1997.

CASH FLOWS

Cash and cash equivalents totaled $85.9 million at March 31, 1997 compared with $74.0 million at September 30, 1996. Included in these amounts are cash and cash equivalents at UGI of $27.0 million and $51.4 million, respectively. In addition, at March 31, 1997 and September 30, 1996, UGI also had

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


short-term investments of $67.8 million and $23.1 million, respectively. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1997 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities during the six months ended March 31, 1997 totaled $110.0 million compared with $73.8 million in the comparable prior-year period. Cash flows from operations before changes in operating working capital increased to $141.0 million in the six months ended March 31, 1997 from $129.5 million in the prior-year period. The increase principally reflects a significant improvement in the Partnership's operating performance. Changes in operating working capital during the six months ended March 31, 1997 required $31.0 million of operating cash flow principally from a $107.0 million seasonal increase in customer accounts receivable and accrued utility revenues and a $13.4 million decrease in accounts payable partially offset by a $56.8 million decrease in inventories; $13.9 million in purchased gas and power cost overcollections; and $18.7 million in cash from changes in other working capital accounts. Changes in operating working capital during the six months ended March 31, 1996 required $55.7 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $31.8 million in the six months ended March 31, 1997 compared with $31.6 million in the same period in 1996. The increase reflects higher Gas Utility expenditures offset by slightly lower Partnership capital expenditures. During the six months ended March 31, 1997, the Company increased its balance of short-term investments by $44.6 million compared with $12.0 million in the prior-year period. Net proceeds from disposals of assets increased $6.1 million in the six months ended March 31, 1997 due in large part to the sale of the Partnership's interest in Atlantic Energy.

FINANCING ACTIVITIES. During the six months ended March 31, 1997, the Company paid cash dividends on Common Stock of $23.5 million compared with $23.1 million of cash dividends in the prior-year period. Also during each of the six-month periods ended March 31, 1997 and 1996, the Partnership paid distributions of $19.4 million to public unitholders (and $27.5 million to the General Partner) representing the MQD on all limited partner units and the general partner interests.

During the six months ended March 31, 1997, the Partnership made $15 million of net repayments under its Revolving Credit Facility. The maximum amount of seasonal borrowings under the Partnership's working capital facilities during the six months ended March 31, 1997 was $73 million compared with $25 million of such borrowings during the six months ended March 31, 1996. The Partnership's seasonal borrowing requirements in the prior-year period were lower due to significant cash balances at the beginning of such period. During the six months ended March 31, 1997, UGI Utilities borrowed $44.5 million under its revolving credit agreements compared with net repayments

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of $16.5 million in the prior-year period. UGI Utilities currently expects to reduce its bank loans outstanding through the issuance of debt under its Medium-Term Note program.

During the six months ended March 31, 1997, the Company issued $7.7 million of long-term debt including $7 million under the Partnership's Acquisition Facility relating to acquisitions made prior to fiscal 1997. During the comparable prior-year period, the Company issued $34.1 million of long-term debt including UGI Utilities' issuance of $20 million of notes under its Medium-Term Note program and borrowings of $5 million under the Partnership's Acquisition Facility and $9 million under its Special Purpose Facility. During the six months ended March 31, 1997, the Company repaid $20.3 million of long-term debt which includes UGI Utilities' repayment of $8.4 million of its 7.85% Series First Mortgage Bonds and $10.0 million of its 8.70% Notes. In the prior-year six-month period, the Company made long-term debt repayments of $50.8 million which includes UGI Utilities' redemption of $45.9 million of its 9% Series and 9% Series B First Mortgage Bonds at a redemption price of 104% of the principal amount outstanding.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On January 1, 1997, the Customer Choice Act became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. One-third of the peak load of each customer class of an electric utility will have the opportunity for direct access to generation suppliers by January 1, 1999, two-thirds of the peak load of each customer class by January 1, 2000, and all customers will have direct access by January 1, 2001, subject to certain exceptions.

The Customer Choice Act establishes rate caps that are designed to prevent a customer's total electric service costs from increasing above levels existing as of January 1, 1997 during the transition to full competition. The Pennsylvania Public Utility Commission (PUC) may grant exceptions to the rate caps in limited situations where a utility's costs have increased above current levels due to circumstances beyond its control. Under the Customer Choice Act, Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a proposed competitive transition charge (CTC) for the recovery of stranded costs. Stranded costs are defined as electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. The PUC has directed Electric Utility to file its restructuring plan by August 1, 1997. The Customer Choice Act also requires all electric utilities to submit proposed Retail Access Pilot Programs (Pilot Programs) with the PUC. The PUC may order electric utilities to begin such programs as early as April 1, 1997. Such pilot programs shall be available to approximately 5

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


percent of the utility's peak load for each customer class. Electric Utility filed its proposed Pilot Program with the PUC on April 1, 1997 to be effective for a one-year period beginning January 1, 1998.

As permitted by the Customer Choice Act, on February 28, 1997, Electric Utility filed with the PUC Supplement No. 50 to its Electric Service Tariff to roll the current ECR rate of 1.058 cents per kilowatt-hour into its base rates. On April 24, 1997, the PUC conditionally approved Electric Utility's Supplement No. 50 but reserved final consideration of its reasonableness and appropriateness for Electric Utility's Customer Choice Act restructuring proceeding.

Based upon a current evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations. The Company will continue to monitor regulatory proceedings in this area.

On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to exit the merchant function of selling natural gas. Public hearings on the proposed legislation are scheduled to commence in May 1997. The Company will continue to monitor developments with regard to the proposed legislation.




                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 25, 1997, the Annual Meeting of Shareholders of UGI was held. The shareholders reelected the nine nominees from the existing Board of Directors to another term, approved two new compensation plans, the UGI Corporation Directors' Equity Compensation Plan and the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan, and ratified the appointment of Coopers & Lybrand L.L.P. as independent public accountants. No other matters were considered at the meeting.

         The number of votes cast for and withheld from election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                        UGI CORPORATION AND SUBSIDIARIES


                  Election of Directors:
                                                    For             Withheld
                                                    ---             --------
                  James W. Stratton                 28,341,206      689,127
                  Robert C. Forney                  28,323,173      707,160
                  David I. J. Wang                  28,342,602      687,731
                  Richard C. Gozon                  28,351,667      678,666
                  Cyrus H. Holley                   28,355,147      675,186
                  Quentin I. Smith, Jr.             28,314,737      715,596
                  Stephen D. Ban                    28,358,478      671,855
                  Anne Pol                          28,353,977      676,356
                  Lon R. Greenberg                  28,331,559      698,774

         The number of votes cast for and against, and the number of abstentions in the approval of the UGI Corporation Directors' Equity Compensation Plan is as follows: For, 26,820,038; Against, 1,407,154; Abstain, 803,141. There were no broker non-votes.

         The number of votes cast for and against, and the number of abstentions in the approval of the UGI Corporation 1997 Stock Option and Dividend Equivalent Plan is as follows: For, 25,334,831; Against, 1,326,263; Abstain, 2,369,239.
There were no broker non-votes. The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Coopers & Lybrand L.L.P. is as follows: For, 28,758,319; Against, 134,964; Abstain, 137,050. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1     UGI Corporation Directors' Equity Compensation Plan

                  10.2 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan

                  11       Statement re: computation of per share earnings

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                UGI Corporation
                                ------------------------------------------------
                                                  (Registrant)








Date:  May 14, 1997             By:  C.L. Ladner
-------------------             ------------------------------------------------
                                C. L. Ladner, Senior Vice President - Finance








Date:  May 14, 1997             By:  M. J. Cuzzolina
-------------------             ------------------------------------------------
                                M. J. Cuzzolina, Vice President - Accounting and
                                Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX







10.1     UGI Corporation Directors' Equity Compensation Plan

10.2     UGI Corporation 1997 Stock Option and Dividend Equivalent Plan

11       Statement re:  computation of per share earnings

27       Financial Data Schedule