Form 10-K/A
period 1996-09-30
UGI CORP /PA/
filed 1997-05-20
CIK 884614

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                       TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      -----------------------------------


         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1996, as set forth herein:

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

                 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. The list of exhibits has been modified to indicate that Exhibit Numbers 23.4 and 99.4 have been filed as exhibits to this Report.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UGI CORPORATION


                                By      C. L. Ladner
                                        -------------------------------
                                        C. L. Ladner
                                        Senior Vice President - Finance
Date:  May 20, 1997

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

         (3)     List of Exhibits:

                 The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

=================================================================================================================
                                           INCORPORATION BY REFERENCE
=================================================================================================================
    EXHIBIT NO.                  EXHIBIT                       REGISTRANT            FILING           EXHIBIT
=================================================================================================================
      3.1       (Second) Amended and Restated Articles of          UGI          Amendment No.           3.(3)(a)
                                                                                1 on Form 8 to
                Incorporation of the Company                                      Form 8-B
                                                                                  (4/10/92)

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

      4.3       UGI's (Second) Amended and Restated
                Articles of Incorporation and Bylaws
                referred to in 3.1 and 3.2 above.


      4.4       Utilities' Articles of Incorporation            Utilities           Form 8-K            4(a)
                                                                                    (9/22/94)
      4.5       First Mortgage Notes Agreement dated as         AmeriGas            Form 10-Q           10.8
                of April 12, 1995 among The Prudential       Partners, L.P.         (3/31/95)
                Insurance Company of America,
                Metropolitan Life Insurance Company, and
                certain other institutional investors and
                AmeriGas Propane, L.P., New AmeriGas
                Propane, Inc. and Petrolane Incorporated
=================================================================================================================

=================================================================================================================
                                           INCORPORATION BY REFERENCE
=================================================================================================================
    EXHIBIT NO.                  EXHIBIT                       REGISTRANT            FILING           EXHIBIT
=================================================================================================================
     10.1       Service Agreement (Rate FSS) dated as of           UGI              Form 10-K           10.5
                November 1, 1989 between Utilities and                              (9/30/95)
                Columbia, as modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC 61,060 (1993), order on
                rehearing, 64 FERC Paragraph 61,365 (1993)


     10.2       Service Agreement (Rate FTS) dated June         Utilities           Form 10-K          (10)o.
                1, 1987 between Utilities and Columbia,                            (12/31/90)
                as modified by Supplement No. 1 dated
                October 1, 1988; Supplement No. 2 dated
                November 1, 1989; Supplement No. 3 dated
                November 1, 1990; Supplement No. 4 dated
                November 1, 1990; and Supplement No. 5
                dated January 1, 1991, as further
                modified pursuant to the orders of the
                Federal Energy Regulatory Commission at
                Docket No. RS92-5-000 reported at
                Columbia Gas Transmission Corp., 64 FERC
                61,060 (1993), order on rehearing, 64
                FERC Paragraph 61,365 (1993)

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


     10.4       Amended and Restated Sublease Agreement            UGI              Form 10-K          10.35
                dated April 1, 1988 between Southwest                               (9/30/94)
                Salt Co. and AP Propane, Inc. (the
                "Southwest Salt Co. Agreement")
=================================================================================================================

=================================================================================================================
                                           INCORPORATION BY REFERENCE
=================================================================================================================
    EXHIBIT NO.                  EXHIBIT                       REGISTRANT            FILING           EXHIBIT
=================================================================================================================
     10.5       Letter dated September 26, 1994 pursuant           UGI              Form 10-K          10.36
                to Article 1, Section 1.2 of the                                    (9/30/94)
                Southwest Salt Co. Agreement re: option
                to renew for period of June 1, 1995 to
                May 31, 2000


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

    10.12**     UGI Corporation Senior Executive                   UGI              Form 10-K          10.44
                Severance Pay Plan dated April 30, 1993                             (9/30/94)


    10.13**     Change of Control Agreement between UGI            UGI              Form 10-Q           10.1
                Corporation and Lon R. Greenberg                                    (6/30/96)


    10.14**     Form of Change of Control between UGI              UGI              Form 10-Q           10.2
                Corporation and each of Messrs. Bunn and                            (6/30/96)
                Ladner

    10.15**     Form of Change of Control Agreement                UGI              Form 10-Q           10.3
                between UGI Corporation and each of                                 (6/30/96)
                Messrs. Bovaird, Cuzzolina and Hall
=================================================================================================================

=================================================================================================================
                                           INCORPORATION BY REFERENCE
=================================================================================================================
    EXHIBIT NO.                  EXHIBIT                       REGISTRANT            FILING           EXHIBIT
=================================================================================================================
    10.16**     Agreement with Robert C. Mauch dated July       AmeriGas            Form 10-K          10.22
                25, 1996                                        Partners            (9/30/96)


     10.17      Credit Agreement dated as of April 12,          AmeriGas          Registration          10.1
                1995 among AmeriGas Propane, L.P.,           Partners, L.P.       Statement on
                AmeriGas Propane, Inc., Petrolane                                 Form S-4 (No.
                Incorporated, Bank of America National                            33-92734)
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

     10.23      Restricted Subsidiary Guarantee dated as        AmeriGas            Form 10-Q           10.5
                of April 19, 1995 by AmeriGas Propane,       Partners, L.P.         (3/31/95)
                L.P. for the benefit of Bank of America
                National Trust and Savings Association,
                as Collateral Agent
=================================================================================================================

=================================================================================================================
                                           INCORPORATION BY REFERENCE
=================================================================================================================
    EXHIBIT NO.                  EXHIBIT                       REGISTRANT            FILING           EXHIBIT
=================================================================================================================
     10.24      Trademark License Agreement dated April         AmeriGas            Form 10-Q           10.6
                19, 1995 among UGI Corporation, AmeriGas,    Partners, L.P.         (3/31/95)
                Inc., AmeriGas Propane, Inc., AmeriGas
                Partners, L.P. and AmeriGas Propane, L.P.

     10.25      Trademark License Agreement, dated April        AmeriGas            Form 10-Q           10.7
                19, 1995 among AmeriGas Propane, Inc.,       Partners, L.P.         (3/31/95)
                AmeriGas Partners, L.P. and AmeriGas
                Propane, L.P.
     10.26      Credit Agreement dated October 28, 1996         AmeriGas            Form 10-K          10.19
                between AmeriGas Propane, Inc. and           Partners, L.P.         (9/30/96)
                AmeriGas Partners, L.P.
-----------------------------------------------------------------------------------------------------------------
      11        Statement re: Computation of Per Share
                Earnings
-----------------------------------------------------------------------------------------------------------------
      13        Pages 10 through 39 of 1996 Annual Report
                to Shareholders
-----------------------------------------------------------------------------------------------------------------
      21        Subsidiaries of the Registrant
-----------------------------------------------------------------------------------------------------------------
      23        Consent of Coopers & Lybrand L.L.P.
     23.2       Consent of Coopers & Lybrand L.L.P.
                (Re: Financial Statements and Schedules
                of UGI Utilities, Inc. Savings Plan)

     23.3       Consent of Arthur Andersen LLP
                (Re: Financial Statements and Schedules
                of AmeriGas Propane, Inc. Savings Plan)

     *23.4      Consent of Arthur Andersen LLP
-----------------------------------------------------------------------------------------------------------------
      27        Financial Data Schedule
-----------------------------------------------------------------------------------------------------------------
      99        Cautionary Statements affecting
                Forward-looking Information

     99.2       Financial Statements of the UGI
                Utilities, Inc. Savings Plan
     99.3       Financial Statements of the AmeriGas
                Propane, Inc. Savings Plan

     *99.4      Report of Arthur Andersen LLP (Re:
                Financial Statements of AmeriGas Propane,
                Inc. and subsidiaries)
=================================================================================================================

    *   Filed herewith.

   ** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

   (b)  Reports on Form 8-K:

        During the last quarter of the 1996 fiscal year, the Company filed no Current Reports on Form 8-K.

                                EXHIBIT INDEX



EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
23.4                                       Consent of Arthur Andersen LLP

99.4                                       Report of Arthur Andersen LLP (Re:  Financial Statements
                                           of AmeriGas Propane, Inc. and subsidiaries)