Form 10-K/A
period 1996-09-30
UGI CORP /PA/
filed 1997-05-23
CIK 884614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 3
                                       TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART II:  SECURITIES AND FINANCIAL INFORMATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The Financial Statements and Financial Statement Schedules incorporated by reference or included in this report are as follows:

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

                                                           Reference
                                                   -------------------------
                                                                   Annual
                                                                 Report to
                                                   Form 10-K    Shareholders
                                                     (page)        (page)

UGI Corporation:

Report of Independent Accountants:

  On Consolidated Financial Statements                               39

  On Financial Statement Schedules                    F-4

Report of Independent Public Accountants on           F-5
  the Consolidated Financial Statements of
  AmeriGas Propane, Inc. and subsidiaries for the fiscal year ended September 30, 1996 and the period April 19, 1995 to September 30, 1995

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

                        UGI CORPORATION AND SUBSIDIARIES

                                                           Reference
                                                   -------------------------
                                                                   Annual
                                                                 Report to
                                                   Form 10-K    Shareholders
                                                     (page)        (page)

UGI Corporation (continued)

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





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 22, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of AmeriGas Propane, Inc.:

We have audited the accompanying consolidated balance sheets of AmeriGas Propane, Inc. (a Pennsylvania corporation and a wholly owned subsidiary of AmeriGas, Inc.) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended September 30, 1996 and for the period April 19, 1995 to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Propane, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for the year ended September 30, 1996 and for the period April 19, 1995 to September 30, 1995, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Chicago, Illinois
November 22, 1996

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)


                                                                             September 30,
ASSETS                                                                      1996        1995
------                                                                    -------     -------
Current assets:
     Cash and cash equivalents                                            $  51.4     $  19.1
     Short-term investments                                                  23.1         2.0
     Accounts receivable                                                      0.4         0.4
     Deferred income taxes                                                    0.2         0.2
     Prepaid expenses and other current assets                                0.2         0.3
                                                                          -------     -------
        Total current assets                                                 75.3        22.0

Investments in subsidiaries                                                 326.5       383.2

Other assets                                                                  1.0         2.3
                                                                          -------     -------
        Total assets                                                      $ 402.8     $ 407.5
                                                                          =======     =======
LIABILITIES  AND  COMMON  STOCKHOLDERS'  EQUITY
-----------------------------------------------
Current liabilities:
     Accounts and notes payable                                           $  12.2     $  10.6
     Accrued liabilities                                                     11.7        12.6
                                                                          -------     -------
        Total current liabilities                                            23.9        23.2

Noncurrent liabilities                                                        1.3         3.8

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 and 32,921,830 shares, respectively)            392.0       386.1
     Accumulated deficit                                                    (12.9)       (5.5)
                                                                          -------     -------
                                                                            379.1       380.6
        Less treasury stock, at cost                                          1.5         0.1
                                                                          -------     -------
          Total common stockholders' equity                                 377.6       380.5
                                                                          -------     -------
          Total liabilities and common stockholders' equity               $ 402.8     $ 407.5
                                                                          =======     =======

                        UGI CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                (Millions of dollars, except per share amounts)

                                                                                  Year Ended
                                                                                 September 30,
                                                                       ----------------------------------
                                                                         1996         1995         1994
                                                                       --------     --------     --------
Revenues                                                               $     --     $     --     $     --

Costs and expenses:
    Operating and administrative expenses                                  10.1         16.4         15.9
    Petrolane management fee income                                          --         (6.8)       (11.7)
    Miscellaneous income, net                                             (13.4)       (16.7)       (14.7)
                                                                       --------     --------     --------
                                                                           (3.3)        (7.1)       (10.5)
                                                                       --------     --------     --------
Operating income                                                            3.3          7.1         10.5
Interest income                                                             0.1          0.2           --
                                                                       --------     --------     --------
Income before income taxes                                                  3.4          7.3         10.5
Income taxes                                                                1.4          3.2          4.4
                                                                       --------     --------     --------
Income before equity in income
    of unconsolidated subsidiaries
    and equity investees                                                    2.0          4.1          6.1
Equity in continuing operations
    of unconsolidated subsidiaries                                         37.5          3.7         31.6
Equity in Petrolane                                                          --          0.1         (0.3)
                                                                       --------     --------     --------
Income from continuing operations                                          39.5          7.9         37.4
Equity in discontinued operations
    of unconsolidated subsidiaries                                           --           --          7.6
                                                                       --------     --------     --------
Income before extraordinary loss and change
     in accounting for postemployment benefits                             39.5          7.9         45.0
Extraordinary loss - debt restructuring - subsidiaries                       --        (13.2)          --
Change in accounting for postemployment benefits - subsidiaries              --         (3.1)          --
                                                                       --------     --------     --------
Net income (loss)                                                      $   39.5     $   (8.4)    $   45.0
                                                                       ========     ========     ========
Earnings per common share:
    Continuing operations                                              $   1.19     $    .24     $   1.16
    Discontinued operations                                                  --           --          .23
                                                                       --------     --------     --------
    Earnings before extraordinary loss and change
        in accounting for postemployment benefits                          1.19          .24         1.39
    Extraordinary loss - debt restructuring - subsidiaries                   --         (.40)          --
    Change in accounting for postemployment benefits - subsidiaries          --         (.10)          --
                                                                       --------     --------     --------
    Net earnings (loss)                                                $   1.19     $   (.26)    $   1.39
                                                                       ========     ========     ========

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)

                                                                       Year Ended
                                                                      September 30,
                                                            -------------------------------
                                                              1996        1995        1994
                                                            -------     -------     -------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                         $  96.6     $  25.0     $  46.4

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment              --        (0.2)         --
     Net repayments from unconsolidated subsidiaries             --         0.5         2.5
     Investments in unconsolidated subsidiaries                (1.1)       (0.6)      (36.0)
     Other                                                    (21.1)       (2.0)       (6.1)
                                                            -------     -------     -------
        Net cash provided (used) by investing activities      (22.2)       (2.3)      (39.6)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock                     (46.4)      (45.2)      (42.8)
     Issuance of Common Stock                                  11.3        10.1         9.5
     Purchase of Common Stock                                  (7.1)         --          --
                                                            -------     -------     -------
        Net cash used by financing activities                 (42.2)      (35.1)      (33.3)
                                                            -------     -------     -------
Cash and cash equivalents increase (decrease)               $  32.2     $ (12.4)    $ (26.5)
                                                            =======     =======     =======
Cash and cash equivalents:
     End of period                                          $  51.3     $  19.1     $  31.5
     Beginning of period                                       19.1        31.5        58.0
                                                            -------     -------     -------
         Increase (decrease)                                $  32.2     $ (12.4)    $ (26.5)
                                                            =======     =======     =======

(a) Includes dividends received from unconsolidated subsidiaries of $95.2, $22.1 and $37.3, respectively, for the years ended September 30, 1996, 1995 and 1994.

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

                        UGI CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

                                                                   Charged
                                                  Balance at     (credited)                     Balance at
                                                  beginning     to costs and                      end of
                                                   of year        expenses         Other           year
                                                  ----------    ------------       -----        ----------
YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from assets in
  the consolidated balance sheet:

  Allowance for doubtful accounts                   $ 7.3          $10.5          $ (7.2)(1)      $10.6
                                                    =====                                         =====
  Allowance for amortization of deferred
     financing costs - Propane                      $ 0.7          $ 1.5          $  -            $ 2.2
                                                    =====                                         =====
  Allowance for amortization of
    other deferred costs - Propane                  $ 1.8          $ 1.0          $  -            $ 2.8
                                                    =====                                         =====
Other reserves:

  Self-insured property and casualty liability      $48.5          $14.0          $(14.8)(2)      $47.7
                                                    =====                                         =====
  Insured property and casualty liability           $11.7          $ 6.8          $  0.5 (4)      $19.0
                                                    =====                                         =====
  Environmental                                     $18.4          $(5.9)         $ (0.6)(2)      $11.9
                                                    =====                                         =====
  Other                                             $ 7.7          $(1.2)         $ (2.3)(2)      $ 4.2
                                                    =====                                         =====
YEAR ENDED SEPTEMBER 30, 1995
Reserves deducted from assets in
  the consolidated balance sheet:

  Allowance for doubtful accounts                   $ 4.7          $ 5.4          $ (7.3)(1)      $ 7.3
                                                    =====                            4.5 (3)      =====
  Allowance for amortization of deferred
     financing costs - Propane                      $ -            $ 0.7              --          $ 0.7
                                                    =====                                         =====
  Allowance for amortization of
    other deferred costs - Propane                  $ 6.3          $ 1.6          $  0.4 (3)      $ 1.8
                                                    =====                           (6.5)(4)      =====
Other reserves:

  Self-insured property and casualty liability      $13.6          $11.3          $ (9.6)(2)      $48.5
                                                    =====                           33.0 (3)      =====
                                                                                     0.2 (4)

  Insured property and casualty liability           $  --          $14.9          $ (2.1)(2)      $11.7
                                                    =====                           (1.1)(4)      =====

  Environmental                                     $ 0.5          $  --          $ 21.4 (3)      $18.4
                                                    =====                           (3.4)(4)      =====
                                                                                    (0.1)(2)

  Other                                             $  --          $ 0.2          $ 10.9 (3)      $ 7.7
                                                    =====                           (0.5)(2)      =====
                                                                                    (2.9)(4)

                        UGI CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                             (Millions of dollars)

                                                                   Charged
                                                  Balance at     (credited)                     Balance at
                                                  beginning     to costs and                      end of
                                                   of year        expenses         Other           year
                                                  ----------    ------------       -----        ----------
YEAR ENDED SEPTEMBER 30, 1994
Reserves deducted from assets in
  the consolidated balance sheet:

  Allowance for doubtful accounts                    $3.7           $5.9          $(4.9)(1)        $ 4.7
                                                     ====                                          =====
  Allowance for amortization of
    other deferred costs - Propane                   $5.9           $2.0          $(1.6)(4)        $ 6.3
                                                     ====                                          =====
Other reserves:

  Self-insured property and casualty liability       $9.1           $9.7          $(5.2)(2)        $13.6
                                                     ====                                          =====
  Environmental                                      $0.5           $-            $ -              $ 0.5
                                                     ====                                          =====

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Payments.

(3) Represents amounts for Petrolane Incorporated (Petrolane) as a result of the purchase on April 19, 1995 of the 65% of the common stock of Petrolane not already owned by UGI or its subsidiary AmeriGas, Inc.

(4)   Other adjustments.

PART IV:  ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:


  (3) List of Exhibits:

      The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

================================================================================
                           INCORPORATION BY REFERENCE
================================================================================
EXHIBIT NO.          EXHIBIT              REGISTRANT      FILING      EXHIBIT
================================================================================
   3.1     (Second) Amended and Restated      UGI      Amendment No.  3.(3)(a)
           Articles of Incorporation of                 1 on Form 8
           the Company                                  to Form 8-B
                                                         (4/10/92)

   3.2     Bylaws of UGI as in effect         UGI        Form 10-K       3.2
           since October 31, 1995.                       (9/30/95)
--------------------------------------------------------------------------------
    4      Instruments defining the
           rights of security holders,
           including indentures.  (The
           Company agrees to furnish to
           the Commission upon request a
           copy of any instrument
           defining the rights of
           holders of its long-term debt
           not required to be filed
           pursuant to the description
           of Exhibit 4 contained in
           Item 601 of Regulation S-K)

   4.1     Rights Agreement, as amended       UGI         Form 8-K       4.1
           as of April 17, 1996, between                 (4/17/96)
           the Company and Mellon Bank,
           N.A., successor to Mellon Bank
           (East) N.A., as Rights Agent,
           and Assumption Agreement dated
           April 7, 1992

   4.2     The description of the             UGI        Form 8-B/A     3.(4)
           Company's Common Stock                        (4/17/96)
           contained in the Company's
           registration statement filed
           under the Securities Exchange
           Act of 1934, as amended

   4.3     UGI's (Second) Amended and
           Restated Articles of
           Incorporation and Bylaws
           referred to in 3.1 and 3.2
           above.

   4.4     Utilities' Articles of          Utilities      Form 8-K      4(a)
           Incorporation                                 (9/22/94)

   4.5     First Mortgage Notes             AmeriGas     Form 10-Q      10.8
           Agreement dated as of April     Partners,     (3/31/95)
           12, 1995 among The Prudential      L.P.
           Insurance Company of America,
           Metropolitan Life Insurance
           Company, and certain other
           institutional investors and
           AmeriGas Propane, L.P., New
           AmeriGas Propane, Inc. and
           Petrolane Incorporated
--------------------------------------------------------------------------------

===========================================================================================================
                                       INCORPORATION BY REFERENCE
===========================================================================================================
     EXHIBIT NO.                       EXHIBIT                       REGISTRANT      FILING         EXHIBIT
-----------------------------------------------------------------------------------------------------------
        10.1             Service Agreement (Rate FSS) dated as of        UGI        Form 10-K         10.5
                         November 1, 1989 between Utilities and                     (9/30/95)
                         Columbia, as modified pursuant to the
                         orders of the Federal Energy Regulatory
                         Commission at Docket No. RS92-5-000
                         reported at Columbia Gas Transmission
                         Corp., 64 FERC Paragraph 61,060 (1993),
                         order on rehearing, 64 FERC Paragraph
                         61,365 (1993)



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

===========================================================================================================
                                       INCORPORATION BY REFERENCE
===========================================================================================================
     EXHIBIT NO.                       EXHIBIT                       REGISTRANT      FILING         EXHIBIT
-----------------------------------------------------------------------------------------------------------
         10.5            Letter dated September 26, 1994 pursuant        UGI        Form 10-K        10.36
                         to Article 1, Section 1.2 of the                           (9/30/94)
                         Southwest Salt Co. Agreement re: option
                         to renew for period of June 1, 1995 to
                         May 31, 2000



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



       10.12**           UGI Corporation Senior Executive                UGI        Form 10-K        10.44
                         Severance Pay Plan dated April 30, 1993                    (9/30/94)



       10.13**           Change of Control Agreement                     UGI        Form 10-Q         10.1
                         between UGI Corporation and Lon                            (6/30/96)
                         R. Greenberg



       10.14**           Form of Change of Control between UGI           UGI        Form 10-Q         10.2
                         Corporation and each of Messrs. Bunn and                   (6/30/96)
                         Ladner



       10.15**           Form of Change of Control Agreement             UGI        Form 10-Q         10.3
                         between UGI Corporation and each of                        (6/30/96)
                         Messrs. Bovaird, Cuzzolina and Hall

===========================================================================================================
                                       INCORPORATION BY REFERENCE
===========================================================================================================
     EXHIBIT NO.                       EXHIBIT                       REGISTRANT      FILING         EXHIBIT
-----------------------------------------------------------------------------------------------------------
       10.16**           Agreement with Robert C. Mauch dated         AmeriGas      Form 10-K        10.22
                         July 25, 1996                                Partners      (9/30/96)



       10.17             Credit Agreement dated as of April 12,       AmeriGas     Registration       10.1
                         1995 among AmeriGas Propane, L.P.,        Partners, L.P.  Statement on
                         AmeriGas Propane, Inc., Petrolane                         Form S-4
                         Incorporated, Bank of America National                    (No. 33-92734)
                         Trust and Savings Association, as Agent
                         and certain banks



       10.18             First Amendment dated as of July 31,         AmeriGas       Form 10-K        10.2
                         1995 to Credit Agreement                  Partners, L.P.    (9/30/96)



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



        10.22            Subsidiary Security Agreement dated as       AmeriGas       Form 10-Q        10.4
                         of April 19, 1995 among AmeriGas          Partners, L.P.    (3/31/95)
                         Propane, L.P., Bank of America National
                         Trust and Savings Association as
                         Collateral Agent and Mellon Bank, N.A.
                         as Cash Collateral Agent



        10.23            Restricted Subsidiary Guarantee dated as     AmeriGas       Form 10-Q        10.5
                         of April 19, 1995 by AmeriGas Propane,    Partners, L.P.    (3/31/95)
                         L.P. for the benefit of Bank of America
                         National Trust and Savings Association,
                         as Collateral Agent

===========================================================================================================
                                       INCORPORATION BY REFERENCE
===========================================================================================================
     EXHIBIT NO.                       EXHIBIT                       REGISTRANT      FILING         EXHIBIT
-----------------------------------------------------------------------------------------------------------
        10.24            Trademark License Agreement dated April      AmeriGas      Form 10-Q         10.6
                         19, 1995 among UGI Corporation,           Partners, L.P.   (3/31/95)
                         AmeriGas, Inc., AmeriGas Propane, Inc.,
                         AmeriGas Partners, L.P. and AmeriGas
                         Propane, L.P.



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



           11            Statement re: Computation of Per Share
                         Earnings

           13 Pages 10 through 39 of 1996 Annual Report to Shareholders

           21            Subsidiaries of the Registrant

           23            Consent of Coopers & Lybrand L.L.P.

         23.2            Consent of Coopers & Lybrand L.L.P. (Re:
                         Financial Statements and Schedules of UGI
                         Utilities, Inc. Savings Plan)

         23.3            Consent of Arthur Andersen LLP (Re:
                         Financial Statements and Schedules of
                         AmeriGas Propane, Inc. Savings Plan)

         23.4            Consent of Arthur Andersen LLP

        *23.5            Consent of Coopers & Lybrand L.L.P.

        *23.6            Consent of Arthur Andersen LLP

           27            Financial Data Schedule

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



                                       UGI CORPORATION


                                       By  C. L. Ladner
                                           -------------------------------
                                           C. L. Ladner
                                           Senior Vice President - Finance
Date:  May 22, 1997

                                  EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION
-----------    -----------


23.5           Consent of Coopers & Lybrand L.L.P.


23.6           Consent of Arthur Andersen LLP