Form 10-Q
period 1997-06-30
UGI CORP /PA/
filed 1997-08-13
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At July 31, 1997, there were 32,889,897 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                         PAGES
                                                                                         -----

PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 1997,
                        September 30, 1996 and June 30, 1996                               1

                   Condensed Consolidated Statements of Income for the three,
                        nine and twelve months ended June 30, 1997 and 1996                2

                   Condensed Consolidated Statements of Cash Flows for the
                        nine and twelve months ended June 30, 1997 and 1996                3

                   Notes to Condensed Consolidated Financial Statements                  4 - 11

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                             12 - 29



PART II  OTHER INFORMATION

      Item 1.      Legal Proceedings                                                    29 - 30

      Item 6.      Exhibits and Reports on Form 8-K                                       30

      Signatures                                                                          31

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                                   June 30,       September 30,      June 30,
                                                                                     1997              1996             1996
                                                                                  ----------      -------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     93.9      $     74.0       $     40.7
   Short-term investments, at cost which approximates market value                      43.2            23.1             45.2
   Accounts receivable (less allowances for doubtful accounts of
        $12.0, $10.6 and $12.2, respectively)                                          126.1           113.3            126.4
   Accrued utility revenues                                                              6.7             8.6              7.3
   Inventories                                                                          79.7           113.2             83.2
   Deferred income taxes                                                                22.3            17.4             23.1
   Prepaid expenses and other current assets                                            15.0            32.0             10.1
                                                                                  ----------      ----------       ----------
      Total current assets                                                             386.9           381.6            336.0

Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $401.7, $368.2 and $356.1, respectively)                        978.7           974.6            959.9

Intangible assets (less accumulated amortization of $110.4, $94.9 and
   $92.8, respectively)                                                                677.8           692.5            688.5
Regulatory income tax asset                                                             44.0            42.9             38.9
Other assets                                                                            47.3            53.3             67.7
                                                                                  ----------      ----------       ----------
      Total assets                                                                $  2,134.7      $  2,144.9       $  2,091.0
                                                                                  ==========      ==========       ==========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
   Current maturities of long-term debt - Propane                                 $     12.2      $      5.2       $      5.5
   Current maturities of long-term debt - Utilities                                     17.1            25.5             25.5
   Current maturities of long-term debt - other                                          0.4             0.4              0.3
   Bank loans - Propane                                                                  -              15.0              -
   Bank loans - Utilities                                                               43.2            50.5             10.0
   Accounts payable                                                                     71.3            94.7             65.7
   Other current liabilities                                                           172.1           177.9            155.1
                                                                                  ----------      ----------       ----------
      Total current liabilities                                                        316.3           369.2            262.1

Long-term debt - Propane                                                               685.0           687.3            664.1
Long-term debt - Utilities                                                             159.3           149.3            156.4
Long-term debt - other                                                                   8.3             8.6              8.7
Deferred income taxes                                                                  153.7           148.6            140.6
Other noncurrent liabilities                                                            88.8            84.7            113.7

Commitments and contingencies

Minority interest in AmeriGas Partners                                                 288.6           284.4            309.3

UGI Utilities redeemable preferred stock                                                35.2            35.2             35.2

Common stockholders' equity:
   Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 32,908,688, 33,198,731 and 33,081,447 shares, respectively)             392.7           391.9            391.7
   Retained earnings (accumulated deficit)                                              13.6           (12.8)            11.7
                                                                                  ----------      ----------       ----------
                                                                                       406.3           379.1            403.4
   Less treasury stock, at cost                                                          6.8             1.5              2.5
                                                                                  ----------      ----------       ----------
      Total common stockholders' equity                                                399.5           377.6            400.9
                                                                                  ----------      ----------       ----------
      Total liabilities and stockholders' equity                                  $  2,134.7      $  2,144.9       $  2,091.0
                                                                                  ==========      ==========       ==========

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                   Three Months Ended           Nine Months Ended       Twelve Months Ended
                                                        June 30,                     June 30,                 June 30,
                                                 ------------------------  -------------------------    ------------------------
                                                    1997         1996(a)        1997       1996(a)          1997        1996(a)
                                                 ----------   -----------  -----------   -----------    ----------    ----------
Revenues:
   Propane                                       $   177.6    $   175.5    $     908.9    $    836.1    $  1,086.0    $    992.0
   Utilities                                          88.3         88.9          395.7         392.5         463.7         446.4
   Energy marketing                                   18.2         19.5           85.5          64.8         104.6          73.3
                                                 ---------    ---------    -----------    ----------    ----------    ----------
                                                     284.1        283.9        1,390.1       1,293.4       1,654.3       1,511.7
                                                 ---------    ---------    -----------    ----------    ----------    ----------
Costs and expenses:
   Propane cost of sales                              89.4         96.2          509.9         468.2         611.4         551.1
   Utilities - gas, fuel and purchased power          44.2         45.6          207.8         206.0         241.5         227.2
   Other cost of sales                                17.1         18.4           82.5          59.0         101.2          67.0
   Operating and administrative expenses             104.2        102.5          331.3         327.8         441.0         427.6
   Depreciation and amortization                      21.6         21.4           65.3          64.4          86.9          85.2
   Miscellaneous income, net                          (5.5)        (4.0)         (17.1)        (10.2)        (19.6)        (13.3)
                                                 ---------    ---------    -----------    ----------    ----------    ----------
                                                     271.0        280.1        1,179.7       1,115.2       1,462.4       1,344.8
                                                 ---------    ---------    -----------    ----------    ----------    ----------

Operating income                                      13.1          3.8          210.4         178.2         191.9         166.9
Interest charges                                     (20.3)       (19.8)         (62.8)        (59.6)        (82.7)        (79.4)
Minority interest in AmeriGas Partners                 6.3          9.3          (30.6)        (19.4)        (15.5)         (8.3)
                                                 ---------    ---------    -----------    ----------    ----------    ----------
Income (loss) before income taxes and
   subsidiary preferred stock dividends               (0.9)        (6.7)         117.0          99.2          93.7          79.2
Income tax (expense) benefit                           0.4          3.7          (52.4)        (45.0)        (41.0)        (34.9)
Dividends on UGI Utilities Series
   Preferred Stock                                    (0.7)        (0.7)          (2.1)         (2.1)         (2.8)         (2.8)
                                                 ---------    ---------    -----------    ----------    ----------    ----------
Net income (loss)                                $    (1.2)   $    (3.7)   $      62.5    $     52.1    $     49.9    $     41.5
                                                 =========    =========    ===========    ==========    ==========    ==========


Earnings (loss) per common and common
   equivalent share                              $   (0.04)   $   (0.11)   $      1.88    $     1.57    $     1.50    $     1.26
                                                 =========    =========    ===========    ==========    ==========    ==========



Dividends declared per share                     $   0.36     $   0.355    $      1.07    $    1.055    $    1.425    $    1.405
                                                 =========    =========    ===========    ==========    ==========    ==========

Average common and common
   equivalent shares outstanding                     33.0          33.1           33.2          33.1          33.2          33.1
                                                 =========    =========    ===========    ==========    ==========    ==========


(a) Revenues (and related cost of sales) have been reclassified to reflect revenues from certain Gas Utility sales on a total, rather than net, basis.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                       Nine Months Ended         Twelve Months Ended
                                                                            June 30,                   June 30,
                                                                      ----------------------    ----------------------
                                                                         1997         1996         1997          1996
                                                                      ---------    ---------    ---------    ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                         $    62.5    $    52.1    $    49.9    $    41.5
   Reconcile to net cash provided by
     operating activities:
       Depreciation and amortization                                       65.3         64.4         86.9         85.2
       Minority interest in AmeriGas Partners                              30.6         19.4         15.5          8.3
       Deferred income taxes, net                                          (2.0)         3.4          6.6          1.1
       Other, net                                                           1.1          4.2         (6.6)         6.0
                                                                      ---------    ---------    ---------    ---------
                                                                          157.5        143.5        152.3        142.1
       Net change in:
          Accounts receivable and accrued utility revenues                (18.4)       (47.4)        (8.1)       (54.3)
          Inventories                                                      33.9         19.5          4.2         (7.7)
          Deferred fuel adjustments                                        13.0          0.5          1.8         (9.7)
          Pipeline transition costs and producer settlements, net          (1.7)         1.2         (1.8)        (0.7)
          Accounts payable                                                (23.4)        (3.8)         5.5         16.0
          Other current assets and liabilities                              4.8         (0.1)         9.6         17.6
                                                                      ---------    ---------    ---------    ---------
       Net cash provided by operating activities                          165.7        113.4        163.5        103.3
                                                                      ---------    ---------    ---------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                         (47.3)       (43.5)       (66.5)       (68.6)
   Net proceeds from disposals of assets                                    8.7          3.2          9.7          4.1
   Acquisitions of businesses, net of cash acquired                        (4.5)        (9.2)       (23.3)       (10.8)
   Short-term investments (increase) decrease                             (20.1)       (34.2)         2.0        (14.2)
   Other, net                                                               3.1         (0.3)         3.1         (0.3)
                                                                      ---------    ---------    ---------    ---------
       Net cash used by investing activities                              (60.1)       (84.0)       (75.0)       (89.8)
                                                                      ---------    ---------    ---------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Dividends on Common Stock                                              (35.3)       (34.6)       (47.1)       (46.2)
   Distributions on Partnership public Common Units                       (29.1)       (29.1)       (38.7)       (37.0)
   Issuance of long-term debt                                              28.8         34.1         51.8         82.1
   Repayment of long-term debt                                            (21.8)       (52.0)       (29.5)       (60.2)
   Propane bank loans decrease                                            (15.0)         -            -            -
   UGI Utilities bank loans increase (decrease)                            (7.3)       (32.0)        33.2        (25.5)
   Issuance of Common Stock                                                 7.2          8.2         10.3         11.0
   Repurchases of Common Stock                                            (13.2)        (5.0)       (15.3)        (5.0)
   Partnership Formation fees and expenses                                  -            -            -           (2.5)
                                                                      ---------    ---------    ---------    ---------
       Net cash used  by financing activities                             (85.7)      (110.4)       (35.3)       (83.3)
                                                                      ---------    ---------    ---------    ---------


Cash and cash equivalents increase (decrease)                         $    19.9    $   (81.0)   $    53.2    $   (69.8)
                                                                      =========    =========    =========    =========

CASH AND CASH EQUIVALENTS:
   End of period                                                      $    93.9    $    40.7    $    93.9    $    40.7
   Beginning of period                                                     74.0        121.7         40.7        110.5
                                                                      ---------    ---------    ---------    ---------
     Increase (decrease)                                              $    19.9    $   (81.0)   $    53.2    $   (69.8)
                                                                      =========    =========    =========    =========


During the twelve months ended June 30, 1997 and 1996, UGI Utilities, Inc. paid cash dividends to UGI of $45.4 and $11.6, respectively. During the twelve months ended June 30, 1997 and 1996, AmeriGas, Inc. paid cash dividends to UGI of $48.3 and $56.9, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $47.1 and $46.2, respectively. The ability of UGI Corporation to declare and pay cash dividends on its Common Stock is dependent upon the receipt of cash dividends and distributions from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc.

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

         At June 30, 1997, UGI, through wholly owned subsidiaries, holds an effective 2% general partner interest and a 56.5% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.5% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. A second-tier subsidiary of UGI serves as the general partner of AmeriGas Partners and the Operating Partnership.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

2.       ACCOUNTING FOR DERIVATIVES

         UGI Enterprises utilizes derivative commodity contracts, including futures contracts, to hedge market risk associated with fluctuations in the price of natural gas sold under firm commitments with certain of its customers. AmeriGas Partners utilizes derivative commodity contracts including price swap agreements, call and put option contracts and futures contracts, to manage market risk associated with a portion of its anticipated propane supply requirements, principally during the heating season. Additionally, UGI Enterprises, from time to time, utilizes a managed program of derivative contracts including natural gas and oil futures contracts to preserve margin associated with certain of the Company's customer segments, which margin otherwise could be affected by major commodity price movements.

         Gains or losses on derivative commodity contracts associated with UGI Enterprises' firm commitments to sell natural gas are recognized as an adjustment to cost of sales when the associated transactions affect earnings. Gains or losses on derivative contracts associated with forecasted transactions are recognized when such forecasted transactions affect earnings. If a derivative contract is terminated early because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized in earnings. If such derivative contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded when the associated transaction or forecasted transaction affects earnings.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.  SEGMENT INFORMATION
    Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                        Three Months Ended       Nine Months Ended           Twelve Months Ended
                                                             June 30,                 June 30,                    June 30,
                                                        ----------------------   -----------------------   -----------------------
                                                            1997       1996          1997         1996         1997         1996
                                                        ----------  ----------   ----------   ----------   ----------   ----------
REVENUES
    Propane                                             $    177.6  $    175.5   $    908.9   $    836.1   $  1,086.0   $    992.0
    Gas utility                                               71.7        72.7        340.8        340.0        391.8        377.2
    Electric utility                                          16.6        16.2         54.9         52.5         71.9         69.2
    Energy marketing (a)                                      18.2        19.5         85.5         64.8        104.6         73.3
                                                        ----------  ----------   ----------   ----------   ----------   ----------
      Total                                             $    284.1  $    283.9   $  1,390.1   $  1,293.4   $  1,654.3   $  1,511.7
                                                        ==========  ==========   ==========   ==========   ==========   ==========


OPERATING  INCOME (LOSS)
    Propane                                             $      2.0  $     (4.9)  $    128.9   $    100.4   $    109.3   $     90.9
    Gas utility                                                8.0         9.1         75.5         75.3         73.1         74.4
    Electric utility                                           2.2         1.5          8.5          6.4         10.7          8.3
    Energy marketing                                           0.7         0.5          1.8          4.4          1.8          5.0
    Corporate general and other                                0.2        (2.4)        (4.3)        (8.3)        (3.0)       (11.7)
                                                        ----------  ----------   ----------   ----------   ----------   ----------
      Total                                             $     13.1  $      3.8   $    210.4   $    178.2   $    191.9   $    166.9
                                                        ==========  ==========   ==========   ==========   ==========   ==========


DEPRECIATION  AND  AMORTIZATION
    Propane - depreciation                              $      9.6  $      9.5   $     28.9   $     28.6   $     38.6   $     37.9
    Propane - amortization                                     6.2         6.4         19.1         19.4         25.5         25.9
    Gas utility                                                4.7         4.5         13.9         13.2         18.3         17.2
    Electric utility                                           1.0         1.0          3.1          3.0          4.1          3.9
    Corporate general and other                                0.1         -            0.3          0.2          0.4          0.3
                                                        ----------  ----------   ----------   ----------   ----------   ----------
      Total                                             $     21.6  $     21.4   $     65.3   $     64.4   $     86.9   $     85.2
                                                        ==========  ==========   ==========   ==========   ==========   ==========


IDENTIFIABLE  ASSETS
    (at period end)
    Propane                                             $  1,336.4  $  1,363.6   $  1,336.4   $  1,363.6   $  1,336.4   $  1,363.6
    Gas utility                                              581.8       559.6        581.8        559.6        581.8        559.6
    Electric utility                                          85.6        83.9         85.6         83.9         85.6         83.9
    Energy marketing                                           7.8        13.0          7.8         13.0          7.8         13.0
    Corporate general and other                              123.1        70.9        123.1         70.9        123.1         70.9
                                                        ----------  ----------   ----------   ----------   ----------   ----------
      Total                                             $  2,134.7  $  2,091.0   $  2,134.7   $  2,091.0   $  2,134.7   $  2,091.0
                                                        ==========  ==========   ==========   ==========   ==========   ==========

OPERATING STATISTICS
Propane sales - millions of gallons:
        Retail                                               145.4       146.5        664.7        706.1        814.0        848.9
        Wholesale                                             34.5        45.7        176.6        260.9        225.4        299.8
    Natural gas system throughput -
        billions of cubic feet                                15.9        16.9         68.4         72.3         81.4         86.5
    Electric sales - millions of kilowatt hours              195.0       198.2        667.3        683.8        868.2        892.9

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



NOTE TO SEGMENT INFORMATION:

         (a) Subsequent to July 31, 1995, the Company's energy marketing business records separately the revenues and related cost of sales associated with its billed volumes. Prior to August 1, 1995, net margin from the Company's energy marketing business was reflected as a component of miscellaneous income.

4.       ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the Pennsylvania Public Utility Commission (PUC) which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving transmission and distribution service. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory.

         On August 7, 1997, Electric Utility filed its restructuring plan with the PUC. The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of:
         (1) plant investments in excess of market and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. The PUC has nine months to take action on Electric Utility's filing.

         Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If and when such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the PUC authorizes the recovery of such costs through the CTC and any generation-related long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Based upon an evaluation of the various factors and conditions affecting future cost recovery , the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

5.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to the lease guarantee obligations of Petrolane Incorporated (Petrolane) relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $81 million (subject to reduction in certain circumstances). The leases expire through 2010 and some of them are currently in default. Under certain circumstances such lease obligations may be reduced by the earnings of such divested operations. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied its obligations without the Partnership's having to honor its guarantee.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

         The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured.

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

6.       RECENTLY ISSUED ACCOUNTING PRINCIPLES NOT YET ADOPTED

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

         The adoption of SFAS 128 is not expected to have a material effect on the Company's computation of earnings per share because the Company has a relatively small number of dilutive potential common shares outstanding. The effect of the adoption of SFAS 128 on the calculation of earnings per share in future periods will depend principally on the amount and terms of dilutive potential common shares then outstanding.

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

THREE MONTHS ENDED JUNE 30, 1997 (1997 THREE-MONTH PERIOD) COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996 (1996 THREE-MONTH PERIOD)

CONSOLIDATED RESULTS

 --------------------------------------------------------------------------------------------------------
                                                                                         Increase
 Three Months Ended June 30,                           1997           1996              (Decrease)
 --------------------------------------------------------------------------------------------------------
 (Millions of dollars, except per share)

 Revenues                                        $   284.1       $   283.9        $     .2           .1%
 Total margin                                    $   130.0       $   120.4        $    9.6          8.0%
 Operating income                                $    13.1       $     3.8        $    9.3        244.7%
 Net loss                                        $    (1.2)      $    (3.7)       $   (2.5)       (67.6)%
 Net loss per share                              $    (.04)      $    (.11)       $   (.07)       (63.6)%
 --------------------------------------------------------------------------------------------------------

The Company's net loss in the 1997 three-month period decreased due principally to an improvement in the operating results of AmeriGas Partners. In addition, results in the 1997 three-month period reflect a $1.4 million after-tax gain from the sale of UTI Energy Corp. (UTI) Common Stock received in conjunction with the mid-1980's disposition of the Company's former oil field operations.

PROPANE

---------------------------------------------------------------------------------------------
                                                                              Increase
Three Months Ended June 30,                   1997         1996              (Decrease)
---------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions                145.4         146.5         (1.1)          (.8)%
Degree days - % colder than normal              9.9           2.4          -             -
Revenues                                  $   177.6     $   175.5      $   2.1           1.2%
Total margin                              $    88.2     $    79.3      $   8.9          11.2%
Operating income (loss)                   $     2.0     $    (4.9)     $   6.9         140.8%
EBITDA(a)                                 $    17.8     $    11.0      $   6.8          61.8%
---------------------------------------------------------------------------------------------

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

PROPANE. Retail volumes of propane sold were virtually unchanged during the 1997 three-month period, despite weather which was colder than in the prior-year period. The correlation of weather and retail sales is significantly lower in the third fiscal quarter than in the first and second fiscal quarters. The Partnership's management believes that the pass-through by propane distributors of higher propane product costs during the 1996/1997 heating season resulted in industry-wide customer conservation efforts which continued to impact sales volume in the 1997 three-month period. In addition, warmer-than-normal winter weather resulted in lower required deliveries during the spring. Although propane product cost was substantially higher during the first half of the 1996/1997 heating season, the spot price of propane at Mont Belvieu, a major U.S. storage and distribution hub, has declined from a high of 70.5 cents per gallon on December 16, 1996 to a price of 34.6 cents per gallon on June 30, 1997. Wholesale volumes of propane sold were 11.2 million gallons lower in the 1997 three-month period reflecting reduced storage inventory sales associated with product cost management programs.

Total revenues from retail propane sales increased $5.4 million to $143.3 million reflecting a $6.4 million increase as a result of higher average retail propane selling prices partially offset by a $1.0 million decrease in retail propane revenues resulting from the lower volumes sold. Wholesale propane revenues decreased $3.9 million reflecting the lower wholesale volumes sold partially offset by higher average propane selling prices.

Total propane margin increased in the 1997 three-month period principally reflecting the impact of higher average retail unit margin partially offset by reduced volumes of propane sold.

The increase in operating income and EBITDA during the three months ended June 30, 1997 principally reflects the impact of the higher total margin partially offset by a decrease in miscellaneous income. Total operating expenses of the Partnership were $74.0 million in the 1997 three-month period, virtually unchanged from operating expenses incurred by the Partnership in the 1996 three-month period, as higher compensation expenses were offset by reductions in insurance and marketing costs. Miscellaneous income in the three months ended June 30, 1997 was $1.1 million less than in the prior-year period principally due to reduced income from sales of fixed assets.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


UTILITIES

 -------------------------------------------- -------------- ------------- ----------------------
                                                                                   Increase
 Three Months Ended June 30,                        1997          1996            (Decrease)
 -------------------------------------------- -------------- ------------- ----------------------
 (Millions of dollars)

 GAS UTILITY:
      Natural gas system throughput - bcf           15.9           16.9        (1.0)        (5.9)%
      Degree days - % colder than normal            15.9            2.4         -            -
      Revenues                                  $   71.7       $   72.7      $ (1.0)        (1.4)%
      Total margin (a)                          $   32.3       $   32.3      $  -            -   %
      Operating income                          $    8.0       $    9.1      $ (1.1)       (12.1)%

 ELECTRIC UTILITY:
      Electric sales - gwh                         195.0          198.2        (3.2)        (1.6)%
      Degree days - % colder than normal            27.8           11.8         -            -
      Revenues                                  $   16.6       $   16.2      $   .4          2.5%
      Total margin (a)                          $    8.4       $    7.7      $   .7          9.1%
      Operating income                          $    2.2       $    1.5      $   .7         46.7%
 -------------------------------------------- -------------- ------------- ----------- ----------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended June 30, 1997 was 15.9% colder than normal compared with weather that was 2.4% colder than normal in the prior-year period. Although the weather was colder in the 1997 three-month period, the correlation of weather and volumes on sales to firm-residential, firm-commercial and firm-industrial (collectively, "core market") customers is significantly lower in the third fiscal quarter than in the first and second fiscal quarters. Total system throughput decreased 5.9% during the 1997 three-month period principally reflecting a decrease in certain low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility earlier in the year.

The decrease in Gas Utility's total revenues during the 1997 three-month period includes a $2.5 million decrease from slightly lower throughput to core market customers and a $2.0 million decrease in revenues from sales to customers outside Gas Utility's distribution system (off-system sales). These decreases were partially offset by a $3.0 million increase from the effects of higher purchased gas cost (PGC) rates. Cost of gas sold by the Gas Utility was $36.7 million during the

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997 three-month period, a decrease of $1.1 million from the prior-year period, reflecting lower costs associated with the lower volumes sold to core market customers and the decrease in off-system sales partially offset by the effects of higher PGC rates.

Despite the decrease in total throughput, Gas Utility total margin was essentially unchanged from the prior-year period. Total margin for the three months ended June 30, 1997 reflects a $.5 million decrease in margin from core market customers reflecting the effects of lower volumes sold. However, the decrease in total margin from core market customers was offset by higher total margin from firm and interruptible delivery service customers.

Gas Utility operating income during the 1997 three-month period decreased $1.1 million principally reflecting an increase in operating expenses. Operating and administrative expenses during the 1997 three-month period increased $1.3 million primarily from costs associated with environmental matters, distribution system maintenance, advertising and marketing programs partially offset by lower accruals for uncollectible accounts.

ELECTRIC UTILITY. Electric Utility sales decreased slightly during the 1997 three-month period principally reflecting a decrease in air conditioning related sales. Notwithstanding the decline in sales, Electric Utility revenues increased $.5 million reflecting the effects of an increase in base rates effective July 19, 1996 partially offset by the decrease in sales. Cost of sales decreased $.3 million in the 1997 three-month period reflecting the effects of the lower sales.

Electric Utility total margin and operating income increased during the 1997 three-month period as a result of the higher base rates. Electric Utility operating and administrative expenses in the 1997 three-month period were virtually unchanged from the prior-year period. Pursuant to the provisions of the Customer Choice Act, Electric Utility's rates have been capped at levels existing as of January 1, 1997 (see "Electricity Generation Customer Choice and Competition Act").

ENERGY MARKETING

----------------------------------------------------------------------------------------------
                                                                              Increase
Three Months Ended June 30,                  1997           1996             (Decrease)
----------------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                   $  18.2         $ 19.5       $  (1.3)         (6.7)%
Total margin                               $   1.1         $  1.1       $   -             -  %
Operating income                           $    .7         $   .5       $    .2          40.0%
----------------------------------------------------------------------------------------------


ENERGY MARKETING. Total revenues from energy marketing in the 1997 three-month period decreased due to lower average gas prices partially offset by slightly higher billed volumes. The

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase in billed volumes was tempered by the loss of low-margin volume from the previously mentioned shut-down of a gas-fired cogeneration facility on the Gas Utility's distribution system. Total margin for the 1997 three-month period was virtually unchanged from the 1996 three-month period. Operating income from energy marketing was $.7 million in the 1997 three-month period compared with $.5 million in the prior-year period principally reflecting slightly higher miscellaneous income.

CORPORATE GENERAL AND OTHER

Operating income (loss) from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $.2 million in the 1997 three-month period compared with $(2.4) million in the prior-year period. The 1997 three-month period includes a $2.1 million pre-tax gain from the sale of UTI Common Stock, lower UGI corporate administrative expenses and higher interest income on temporary cash investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $20.3 million in the 1997 three-month period from $19.8 million in the prior-year period principally as a result of higher Utilities' bank loans outstanding and higher levels of debt outstanding under the Partnership's Acquisition Facility. The effective income tax rate on pre-tax loss for the three months ended June 30, 1997 was 44.4% compared with 55.2% for the three months ended June 30, 1996 principally as a result of a lower effective income tax rate on propane operations.

NINE MONTHS ENDED JUNE 30, 1997 (1997 NINE-MONTH PERIOD) COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996 (1996 NINE-MONTH PERIOD)

CONSOLIDATED RESULTS

-----------------------------------------------------------------------------------------------------

Nine Months Ended June 30,                         1997           1996                  Increase
-----------------------------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                       $  1,390.1     $  1,293.4        $  96.7          7.5%
Total margin                                   $    573.8     $    544.3        $  29.5          5.4%
Operating income                               $    210.4     $    178.2        $  32.2         18.1%
Net income                                     $     62.5     $     52.1        $  10.4         20.0%
Net income per share                           $     1.88     $     1.57        $   .31         19.7%
-----------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in the Company's results in the 1997 nine-month period reflects a significant improvement in the operating results of AmeriGas Partners. The improvement in the Partnership's results is principally due to higher average retail unit margins.

PROPANE

------------------------------------------------------------------------------------------------------
                                                                                         Increase
Nine Months Ended June 30,                             1997         1996                (Decrease)
------------------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions                         664.7         706.1           (41.4)      (5.9)%
Degree days -% colder (warmer) than normal              (4.8)          1.3             -          -
Revenues                                            $  908.9      $  836.1         $  72.8        8.7%
Total margin                                        $  399.0      $  367.9         $  31.1        8.5%
Operating income                                    $  128.9      $  100.4         $  28.5       28.4%
EBITDA (a)                                          $  176.9      $  148.4         $  28.5       19.2%
------------------------------------------------------------------------------------------------------

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

PROPANE. Retail volumes of propane sold decreased in the nine months ended June 30, 1997 reflecting the effects of warmer heating-season weather. In addition, significantly higher propane market prices primarily during the first half of the 1996/1997 heating season resulted in customer conservation efforts which further reduced retail volumes. Wholesale volumes of propane sold decreased 84.3 million gallons to 176.6 million gallons in the nine months ended June 30, 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $84.7 million to $737.7 million reflecting a $123.0 million increase as a result of higher average retail propane selling prices partially offset by a $38.3 million decrease in retail propane revenues resulting from the lower volumes sold. The higher prices resulted principally from higher propane product costs experienced by the Partnership earlier in the fiscal year. Wholesale propane revenues decreased $7.7 million to $106.6 million reflecting the lower wholesale volumes sold. Other revenues decreased $4.2 million to $64.6 million as a result of lower hauling and appliance revenues.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Total propane margin was greater in the nine months ended June 30, 1997 reflecting the impact of higher average retail unit margin partially offset by reduced volumes of propane sold. Although the Partnership's propane product costs were significantly higher in the 1997 nine-month period, they were partially mitigated by favorable fixed-price supply commitments and, to a lesser extent, derivative contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1997 nine-month period average retail unit margin reflects the fact that retail unit margins in the prior-year period were adversely impacted by the effects of certain sales and marketing programs.

The increase in operating income and EBITDA during the 1997 nine-month period reflects the impact of the higher total margin and greater miscellaneous income partially offset by an increase in operating expenses. Total operating expenses of the Partnership were $238.7 million in the nine months ended June 30, 1997 compared with $235.2 million in the 1996 nine-month period. The 1996 operating expenses are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. Excluding the impact of these items in the 1996 nine-month period, operating expenses declined principally reflecting lower expenses related to sales and marketing programs and a reduction in insurance costs. Miscellaneous income increased $2.9 million in the nine months ended June 30, 1997 reflecting $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy), a refrigerated liquefied petroleum gas storage terminal in Chesapeake, Virginia. The Partnership sold its interest in Atlantic Energy after determining that it was not a strategic asset.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



UTILITIES

 -------------------------------------------------------------------------------------------------------------
                                                                                                 Increase
 Nine Months Ended June 30,                                   1997           1996               (Decrease)
 -------------------------------------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
      Natural gas system throughput - bcf                       68.4           72.3          (3.9)       (5.4)%
      Degree days - % colder (warmer) than normal               (4.7)           4.7           -           -
      Revenues                                              $  340.8       $  340.0        $   .8          .2%
      Total margin                                          $  145.2       $  146.0        $  (.8)        (.5)%
      Operating income                                      $   75.5       $   75.3        $   .2          .3%

 ELECTRIC UTILITY:
      Electric sales - gwh                                     667.3          683.8         (16.5)       (2.4)%
      Degree days - % colder than normal                         2.4            8.3           -           -
      Revenues                                              $   54.9       $   52.5        $  2.4         4.6%
      Total margin                                          $   26.6       $   24.6        $  2.0         8.1%
      Operating income                                      $    8.5       $    6.4        $  2.1        32.8%
 -------------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 nine-month period was 4.7% warmer than normal and 9.3% warmer than the 1996 nine-month period. Total system throughput decreased 5.4% during the 1997 nine-month period principally reflecting the warmer weather's effect on core market sales as well as a decrease in low-margin interruptible delivery service volumes associated with the shut-down of a gas-fired cogeneration facility.

Gas Utility revenues were virtually unchanged in the 1997 nine-month period as a $23.1 million increase in revenues from higher average PGC rates was offset principally by a $19.6 million decrease in revenues from lower sales to core market customers and lower off-system sales. Notwithstanding the lower core market and off-system sales, cost of gas sold by Gas Utility increased $1.4 million to $181.9 million reflecting higher average PGC rates.

The decrease in Gas Utility total margin principally reflects a $5.9 million decrease in total margin from core market customers resulting from the warmer weather partially offset by an increase in total margin from interruptible customers.

Although total margin was slightly lower in the 1997 nine-month period, Gas Utility operating income increased $.2 million principally as a result of lower operating and administrative expenses. Operating and administrative expenses during the 1997 nine-month period decreased

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



$.9 million principally as a result of a decrease in distribution system expenses, lower accruals for uncollectible accounts, and lower general and administrative expenses partially offset by higher costs associated with environmental matters.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1997 nine-month period reflecting weather which was 5.5% warmer than in the prior-year period. Electric Utility revenues increased $2.4 million, notwithstanding the lower sales, reflecting a $1.5 million increase in base rate revenues resulting from the July 19, 1996 base rate increase and a $.9 million increase in energy cost rate (ECR) revenues reflecting a higher average ECR. Cost of sales increased to $25.9 million in the 1997 nine-month period from $25.5 million in the prior-year period as a result of the higher average ECR partially offset by the lower sales.

Electric Utility total margin and operating income increased during the nine months ended June 30, 1997 principally as a result of the higher base rates. Electric Utility operating and administrative expenses in the 1997 nine-month period were essentially unchanged from the prior-year period.

ENERGY MARKETING

--------------------------------------------------------------------------------------------
                                                                            Increase
Nine Months Ended June 30,                   1997         1996             (Decrease)
--------------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                   $  85.5        $ 64.8        $ 20.7        31.9%
Total margin                               $   3.0        $  5.8        $ (2.8)      (48.3)%
Operating income                           $   1.8        $  4.4        $ (2.6)      (59.1)%
--------------------------------------------------------------------------------------------

ENERGY MARKETING. Total revenues from energy marketing in the 1997 nine-month period increased significantly compared with revenues during the prior-year period as a result of higher billed volumes principally from increased sales outside the Gas Utility's service territory and higher natural gas prices. Notwithstanding the increase in billed volumes, total margin for the 1997 nine-month period was lower than in the prior-year period due to the warmer winter weather's effect on natural gas prices and the value of pipeline capacity. Operating income from energy marketing was $1.8 million in the 1997 nine-month period compared with $4.4 million in the prior-year period principally as a result of the lower total margin.

CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, was $(4.3) million in the 1997 nine-month period compared with $(8.3) million in the 1996 nine-month period. Corporate general and other

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



expenses decreased $2.7 million reflecting lower UGI corporate expenses due in large part to adjustments of incentive accruals in September 1996. Other income includes a $2.1 million pre-tax gain from the sale of UTI Common Stock and higher interest income on temporary cash investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $62.8 million in the 1997 nine-month period from $59.6 million in the 1996 nine-month period principally as a result of higher Utilities' bank loans outstanding and higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities. The effective income tax rate for the nine months ended June 30, 1997 was 44.8% compared with 45.4% for the nine months ended June 30, 1996 principally as a result of a lower effective income tax rate on propane operations.

TWELVE MONTHS ENDED JUNE 30, 1997 (1997 TWELVE-MONTH PERIOD) COMPARED WITH TWELVE MONTHS ENDED JUNE 30, 1996 (1996 TWELVE-MONTH PERIOD)

CONSOLIDATED RESULTS

--------------------------------------------------------------------------------------------------------

Twelve Months Ended June 30,                        1997            1996               Increase
--------------------------------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                        $  1,654.3      $  1,511.7       $ 142.6            9.4%
Total margin                                    $    681.8      $    648.5       $  33.3            5.1%
Operating income                                $    191.9      $    166.9       $  25.0           15.0%
Net income                                      $     49.9      $     41.5       $   8.4           20.2%
Net income per share                            $     1.50      $     1.26       $   .24           19.0%
--------------------------------------------------------------------------------------------------------

The increase in the Company's results in the 1997 twelve-month period is a result of a number of factors including improved propane results, the effect of Electric Utility's July 1996 base rate increase, and lower net corporate expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



PROPANE

-------------------------------------------------------------------------------------------------------
                                                                                         Increase
Twelve Months Ended June 30,                           1997          1996               (Decrease)
-------------------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions                          814.0         848.9         (34.9)        (4.1)%
Degree days -% colder (warmer) than normal               (4.6)          1.6           -            -
Revenues                                           $  1,086.0     $   992.0       $  94.0          9.5%
Total margin                                       $    474.6     $   440.9       $  33.7          7.6%
Operating income                                   $    109.3     $    90.9       $  18.4         20.2%
EBITDA (a)                                         $    173.4     $   154.7       $  18.7         12.1%
-------------------------------------------------------------------------------------------------------

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

PROPANE. Retail volumes of propane sold decreased in the 1997 twelve-month period reflecting the effects of warmer heating-season weather and price-induced customer conservation efforts. Wholesale volumes of propane sold decreased 74.4 million gallons to 225.4 million gallons in the twelve months ended June 30, 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales increased $101.1 million to $871.6 million reflecting a $132.8 million increase as a result of higher average retail propane selling prices partially offset by a $31.7 million decrease in retail propane revenues from the lower volumes sold. The higher average selling prices resulted principally from higher propane product costs experienced by the Partnership primarily during the first half of the 1997 twelve-month period. Wholesale propane and other revenues decreased $7.1 million to $214.4 million principally reflecting lower hauling and appliance revenues.

Total propane margin was greater in the 1997 twelve-month period reflecting the impact of higher average retail unit margin partially offset by reduced volumes of propane sold. Although the Partnership's propane product costs were significantly higher during the first half of the 1997 twelve-month period, they were partially mitigated by favorable fixed-price supply commitments and financial contracts entered into by the Partnership as part of its overall propane supply strategy. In addition, the higher 1997 twelve-month period average retail unit margin reflects the

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



fact that retail unit margins in the prior-year period were adversely impacted by the effects of certain sales and marketing programs.

The increase in operating income and EBITDA reflects the impact of the higher total margin and greater miscellaneous income partially offset by an increase in operating expenses. Total operating expenses of the Partnership were $320.8 million in the twelve months ended June 30, 1997 compared with $306.7 million in the 1996 twelve-month period. The 1996 twelve-month period operating expenses are net of $4.4 million from a refund of insurance premium deposits made in prior years and $3.3 million from a reduction in accrued environmental costs. The increase in operating expenses during the twelve months ended June 30, 1997, after adjusting for these items, principally reflects higher equipment maintenance expenses partially offset by lower costs associated with sales and marketing programs. Miscellaneous income increased $2.1 million in the 1997 twelve-month period principally from $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy.

UTILITIES

 ----------------------------------------------------------------------------------------------------------
                                                                                              Increase
 Twelve Months Ended June 30,                              1997           1996               (Decrease)
 ----------------------------------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
      Natural gas system throughput - bcf                   81.4            86.5          (5.1)       (5.9)%
      Degree days - % colder (warmer) than normal           (4.9)            4.4           -           -
      Revenues                                           $ 391.8        $  377.2        $ 14.6         3.9%
      Total margin                                       $ 168.8        $  168.4        $   .4          .2%
      Operating income                                   $  73.1        $   74.4        $ (1.3)       (1.7)%

 ELECTRIC UTILITY:
      Electric sales - gwh                                 868.2           892.9         (24.7)       (2.8)%
      Degree days - % colder than normal                     2.4             7.8           -           -
      Revenues                                           $  71.9        $   69.2        $  2.7         3.9%
      Total margin                                       $  35.0        $   32.9        $  2.1         6.4%
      Operating income                                   $  10.7        $    8.3        $  2.4        28.9%
 ----------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 twelve-month period was warmer than in the 1996 twelve-month period. Total system throughput declined principally as a result of the effects of the warmer weather as well as a decrease in low-margin interruptible delivery service volumes associated with the shut-down of a cogeneration facility.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The increase in Gas Utility total revenues includes a $25.5 million increase from higher average PGC rates, a $3.7 million increase from off-system sales, and the full-year effect of Gas Utility's $19.5 million annual base rate increase which became effective August 31, 1995. These increases were partially offset by a $19.7 million decrease from lower sales to core market customers. Cost of gas sold was $207.6 million during the 1997 twelve-month period, an increase of $13.7 million from the same period in 1996, reflecting principally the effects of higher average PGC rates and greater off-system sales partially offset by the lower sales to core-market customers.

The slight increase in Gas Utility total margin in the twelve months ended June 30, 1997 principally reflects a $4.0 million increase in total margin from interruptible customers. The increase in total margin from interruptible customers was partially offset by a $3.6 million decrease in total margin from core market customers resulting from the warmer 1996/1997 heating-season weather.

Although Gas Utility operating income during the 1997 twelve-month period benefitted from the slight increase in total margin, the benefit was more than offset by an increase in operating expenses, including an increase in costs associated with environmental matters, higher distribution system expenses, and higher depreciation expense.

ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended June 30, 1997 than in the prior-year period principally as a result of warmer heating-season weather. The increase in Electric Utility revenues includes a $1.5 million increase in base rate revenues as a result of higher base rates subsequent to July 19, 1996 partially offset by the effects of the lower sales. In addition, ECR revenues increased $1.3 million as a result of a higher average ECR. Electric Utility cost of sales was $33.8 million, an increase of $.6 million from the prior-year period. The increase in cost of sales principally reflects a higher average ECR partially offset by the lower sales.

Electric Utility total margin during the 1997 twelve-month period increased principally as a result of the higher base rates effective July 19, 1996. Operating income benefitted principally from the increase in total margin and slightly lower general and administrative expenses.

ENERGY MARKETING

---------------------------------------------------------------------------------------
Twelve Months Ended June 30,              1997         1996             Decrease
---------------------------------------------------------------------------------------
(Millions of dollars)
Total margin                          $    3.4      $   6.3        $ (2.9)      (46.0)%

Operating income                      $    1.8      $   5.0        $ (3.2)      (64.0)%
---------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ENERGY MARKETING. Total margin and operating income were lower in the 1997 twelve-month period compared with the 1996 twelve-month period, notwithstanding an increase in billed volumes, principally due to lower average unit margins. The lower unit margins reflect in large part warmer winter weather's effect on natural gas prices and the value of pipeline capacity.

CORPORATE GENERAL AND OTHER

Operating loss of corporate general and other, net, was significantly lower in the 1997 twelve-month period reflecting lower UGI corporate expenses (due in large part to adjustments of incentive compensation accruals in September 1996), a $2.1 million pre-tax gain on the sale of UTI Common Stock, and higher interest income on temporary cash investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $82.7 million in the 1997 twelve-month period from $79.4 million in the 1996 twelve-month period principally as a result of higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities. The Company's effective income tax rate in the 1997 twelve-month period was 43.8% compared with 44.1% in the same period last year. As a result of a significant increase in consolidated propane pre-tax income, the impact of nondeductible amortization expense on the consolidated propane effective tax rate was less in the 1997 twelve-month period than in the prior-year period. In addition, income tax expense for the 1996 twelve-month period includes the benefit of a $4.3 million adjustment to deferred state income taxes recorded in September 1995.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's consolidated debt-to-total-capitalization ratio was 56.1% at June 30, 1997 compared to a ratio of 57.5% at September 30, 1996. The decrease in the ratio is principally a result of an increase in retained earnings and lower levels of debt outstanding under the Partnership's Revolving Credit Facility.

Effective October 28, 1996, the Operating Partnership has a revolving credit agreement with the General Partner under which it may borrow up to $20 million to fund working capital, capital expenditures, and interest and distribution payments. This agreement is coterminous with, and generally comparable to, the Operating Partnership's Revolving Credit Facility. Borrowings under the General Partner Facility are unsecured and subordinated to all senior debt of the Partnership. Interest

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



rates on borrowings are based upon one-month offshore interbank borrowing rates. Facility fees are determined in the same manner as fees under the Revolving Credit Facility. UGI has agreed to contribute on an as needed basis through its subsidiaries up to $20 million to the General Partner to fund such borrowings. Also effective October 28, 1996, the Operating Partnership's Bank Credit Agreement was amended to include a revolving $15 million sublimit under its Special Purpose Facility which can be used to fund working capital, capital expenditures, and interest and distribution payments. This sublimit is scheduled to expire April 12, 1998. At June 30, 1997, there were no borrowings under the General Partner Facility or the sublimit under the Special Purpose Facility. The Partnership is currently in the process of amending its Bank Credit Facilities to, among other things, extend the terms beyond the originally scheduled expiration dates.

During the nine months ended June 30, 1997, the Partnership declared and paid distributions on all units and the general partner interests for the quarters ended March 31, 1997, December 31, 1996 and September 30, 1996 totaling $70.4 million, $29.1 million of which was paid to public unitholders and $41.3 million to the Company. The Partnership's Minimum Quarterly Distribution (MQD) of 55 cents per limited partner unit for the quarter ended June 30, 1997 will be paid on August 18, 1997 to holders of record on August 8, 1997.

CASH FLOWS

Cash and cash equivalents totaled $93.9 million at June 30, 1997 compared with $74.0 million at September 30, 1996. Included in both of these amounts are cash and cash equivalents at UGI of $51.4 million. At June 30, 1997 and September 30, 1996, UGI also had short-term investments of $43.2 million and $23.1 million, respectively. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1997 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities during the nine months ended June 30, 1997 totaled $165.7 million compared with $113.4 million in the comparable prior-year period. Cash flows from operations before changes in operating working capital increased to $157.5 million in the nine months ended June 30, 1997 from $143.5 million in the prior-year period. The increase principally reflects a significant improvement in the Partnership's operating performance. Changes in operating working capital during the nine months ended June 30, 1997 generated $8.2 million of operating cash flow principally from a $33.9 million decrease in inventories and $13.0 million in purchased gas and power cost overcollections partially offset by an $18.4 million increase in accounts receivable and accrued utility revenues and a $23.4 million decrease in accounts payable. Changes in operating working capital during the nine months ended June 30, 1996 required $30.1 million of operating cash flow.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $47.3 million in the nine months ended June 30, 1997 compared with $43.5 million in the same period in 1996. The increase reflects higher Gas Utility expenditures offset by slightly lower Partnership capital expenditures. During the nine months ended June 30, 1997, the Company increased its balance of short-term investments by $20.1 million compared with $34.2 million in the prior-year period. Net proceeds from disposals of assets increased $5.5 million in the nine months ended June 30, 1997 due in large part to the sale of the Partnership's interest in Atlantic Energy.

FINANCING ACTIVITIES. During the nine months ended June 30, 1997, the Company paid cash dividends on Common Stock of $35.3 million compared with $34.6 million of cash dividends in the prior-year period. During the nine months ended June 30, 1997, the Company repurchased $13.2 million of its Common Stock compared with $5.0 million in the same period in the prior-year. Also during each of the nine-month periods ended June 30, 1997 and 1996, the Partnership paid distributions of $29.1 million to public unitholders (and $41.3 million to the General Partner) representing the MQD on all limited partner units and the general partner interests.

During the nine months ended June 30, 1997, the Partnership made $15 million of net repayments under its Revolving Credit Facility. The maximum amount of seasonal borrowings under the Partnership's working capital facilities during the nine months ended June 30, 1997 was $73 million compared with $25 million of such borrowings during the nine months ended June 30, 1996. The Partnership's seasonal borrowing requirements in the prior-year period were lower due to significant cash balances at the beginning of such period. During the nine months ended June 30, 1997, UGI Utilities repaid $7.3 million under its revolving credit agreements compared with net repayments of $32.0 million in the prior-year period.

During the nine months ended June 30, 1997, the Company issued $28.8 million of long-term debt including $20 million of 7.17% notes issued under the UGI Utilities Medium-Term Note Program and $7 million under the Partnership's Acquisition Facility relating to acquisitions made prior to fiscal 1997. During the comparable prior-year period, the Company issued $34.1 million of long-term debt including UGI Utilities' issuance of $20 million of notes under its Medium-Term Note program and combined borrowings of $14 million under the Partnership's Acquisition and Special Purpose facilities. During the nine months ended June 30, 1997, the Company repaid $21.8 million of long-term debt which includes UGI Utilities' repayment of $8.4 million of its 7.85% Series First Mortgage Bonds and $10.0 million of its 8.70% Notes. In the prior-year nine-month period, the Company made long-term debt repayments of $52.0 million which includes the redemption of UGI Utilities' 9% Series and 9% Series B First Mortgage Bonds.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On January 1, 1997, the Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge
(CTC) for the recovery of "stranded costs" which would be paid by all customers receiving transmission and distribution service. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to transmit and distribute electric energy in its service territory.

On August 7, 1997, Electric Utility filed its restructuring plan with the PUC. The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of market and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. The PUC has nine months to take action on Electric Utility's filing.

Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If and when such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the PUC authorizes the recovery of such costs through the CTC and any generation-related long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Based upon an evaluation of the various factors and conditions affecting future cost recovery , the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

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


                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

FOSTER WHEELER PENN RESOURCES, INC. V. UGI UTILITIES, INC. CIVIL ACTION NO. 97CV4592. The Company has been informed that on July 14, 1997, Foster Wheeler Penn Resources, Inc. filed suit against UGI Utilities, Inc. in United States District Court for the Eastern District of Pennsylvania alleging, among other things, that UGI Utilities breached an Agreement for the Sale and Purchase of Net Electrical Energy under which UGI Utilities had agreed to purchase electricity from a generating facility yet to be built by Foster Wheeler. In its suit Foster Wheeler seeks, among other things, a declaration that the Sale and Purchase Agreement remains in effect or in the alternative that Foster Wheeler be awarded damages in excess of $20 million. Management believes that it has defenses to Foster Wheeler's claims and will file an appropriate response.

COMMERCIAL ROW CASES, JUDICIAL COUNCIL OF CALIFORNIA, COORDINATION PROCEEDING NO. 3096. Beginning in June 1994, twenty-one complaints were filed against AmeriGas Propane, Inc., a Delaware corporation ("API") and a predecessor of AmeriGas Propane, L.P., in the Superior Court of California, arising from an explosion which occurred in Truckee, California on November 30, 1993. The explosion is alleged to have occurred as the result of the escape of propane gas from a fractured fitting in an underground supply line. The complaints sought relief for alleged personal injuries and/or property damage and named as defendants the manufacturer and the distributor of the fitting, in addition to API. The cases were consolidated by the Judicial Council of California as the Commercial Row Cases, Judicial Council Coordination Proceeding No. 3096. All of the claims have been settled and were dismissed with prejudice on June 16, 1997. All settlements were fully insured, subject to a $500,000 self-insured retention.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



MATEEL ENVIRONMENTAL JUSTICE FOUNDATION V. AMERIGAS PROPANE, L.P. ET AL. On July 29, 1996, Mateel Environmental Justice Foundation ("Mateel") filed a complaint in the Superior Court of the State of California, County of San Francisco, alleging that AmeriGas Propane, L.P. (the "Operating Partnership"), and several other major propane gas distributors, are in violation of Proposition 65, "The Safe Drinking Water and Toxic Enforcement Act of 1986" (commonly referred to as "Prop 65"). The Operating Partnership is a 98.99% owned subsidiary of the Partnership. The Complaint alleges that the Operating Partnership and its co-defendants are required to provide warnings that the use of liquid propane would result in exposure to chemicals known to cause cancer and birth defects, and that the burning of liquid propane in heaters and other appliances causes exposure to carbon monoxide, benzene, formaldehyde and acetaldehyde. The maximum penalty under Prop 65 is $2,500 per day, per person exposed. In addition to the maximum penalty, Mateel sought attorney's fees and costs, together with an Order mandating compliance with Prop 65. On April 9, 1997, a Consent Judgment was reached with the Plaintiffs, which was approved by and filed with the Superior Court of the State of California, City and County of San Francisco. The settlement amount was not material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  11       Statement re:  computation of per share earnings

                  27       Financial Data Schedule

         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  UGI Corporation
                                --------------------
                                   (Registrant)








Date:  August 13, 1997          By: C. L. Ladner
----------------------          ---------------------------------------------
                                C. L. Ladner, Senior Vice President - Finance








Date:  August 13, 1997          By: M. J. Cuzzolina
----------------------          ---------------------------------------------
                                M. J. Cuzzolina, Vice President - Accounting and
                                Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX






11       Statement re:  computation of per share earnings

27       Financial Data Schedule