Form 10-K
period 1997-09-30
UGI CORP /PA/
filed 1997-12-24
CIK 884614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on December 1, 1997 was $913,031,053.

At December 1, 1997 there were 32,909,914 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 1997 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


PART I                    BUSINESS                                                     PAGE

      Items 1 and 2       Business and Properties........................................1
                          General........................................................1
                          Propane Partnership Business...................................2
                          Utility Operations............................................10
                          UGI Enterprises, Inc..........................................19

      Item 3              Legal Proceedings.............................................21

      Item 4              Submission of Matters to a Vote of
                          Security Holders..............................................25

PART II                   SECURITIES AND FINANCIAL INFORMATION

      Item 5              Market for Registrant's Common Equity
                          and Related Stockholder Matters...............................25

      Item 6              Selected Financial Data.......................................27

      Item 7              Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.................28

      Item 8              Financial Statements and Supplementary Data...................28

      Item 9              Changes in and Disagreements with
                          Accountants on Accounting and Financial Disclosure............28

PART III                  UGI MANAGEMENT AND SECURITY HOLDERS

      Item 10             Directors and Executive Officers of the Registrant............28

      Item 11             Executive Compensation........................................28

      Item 12             Security Ownership of Certain Beneficial
                          Owners and Management.........................................28

      Item 13             Certain Relationships and Related Transactions................31

PART IV                   ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

      Item 14             Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K.......................................31

                          Signatures....................................................39

                          Index to Financial Statements and
                          Financial Statement Schedules................................F-2





                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         UGI Corporation ("UGI" or the "Company") is a holding company with two principal lines of business: propane distribution and utilities. The Company's AmeriGas, Inc. subsidiary ("AmeriGas") conducts the nation's largest retail propane distribution business through AmeriGas Partners, L.P., a Delaware limited partnership ("AmeriGas Partners" or the "Partnership") and its 98.99% owned subsidiary AmeriGas Propane, L.P. (the "Operating Partnership").
AmeriGas Propane, Inc., a Pennsylvania corporation and a wholly owned subsidiary of AmeriGas, is the Partnership's sole general partner ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." Through its subsidiaries, AmeriGas has a 58.5 combined ownership interest in the Partnership and the Operating Partnership, and the remaining interest is publicly held. The Company has been in the propane distribution business since 1959. The Company's utility business is conducted through its subsidiary, UGI Utilities, Inc. ("Utilities"), which owns and operates natural gas distribution and electric utilities in Pennsylvania. The Company has been in the utility business for over 100 years and supplies gas and electric utility services to approximately 252,000 and 61,000 customers, respectively.

         UGI Enterprises, Inc. ("UGI Enterprises"), a wholly owned UGI subsidiary formed in 1994, conducts retail gas and electric marketing businesses and evaluates and develops new business opportunities. Black Sea LPG, L.P. is Enterprises' first joint venture. The project will create an energy import and distribution business in Romania. Other joint ventures in international energy markets are being developed.

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

                          PROPANE PARTNERSHIP BUSINESS

         The Company's propane distribution business is conducted through AmeriGas Partners. The Partnership is the largest retail propane distributor in the United States, with over 600 district locations in 45 states at September 30, 1997. AmeriGas Propane, Inc., the sole general partner, operates and manages the Partnership.


BACKGROUND

         On July 15, 1993, AmeriGas acquired a significant equity interest in, and other UGI subsidiaries assumed management of, Petrolane Incorporated ("Petrolane"). The Petrolane acquisition expanded substantially the size of the propane distribution network under the Company's management. From July 15, 1993 to April 19, 1995, the Company's investment in Petrolane was accounted for by the equity method, under which the investment was recorded at cost and adjusted by the Company's share (originally, approximately 30%) of Petrolane's undistributed income or loss. On April 19, 1995, Petrolane became a wholly owned subsidiary of the General Partner, and through a series of related transactions, all of the propane businesses of AmeriGas, including Petrolane, were transferred to the Operating Partnership (the "Partnership Formation"). Although the Company's consolidated financial statements now include 100% of the Partnership's revenues and assets, the Company's net income reflects only its 58.5% share in the income or loss of the Partnership, due to the public's limited partner interest.


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

         The primary customers for propane are residential, commercial, agricultural, engine fuel and industrial users to whom natural gas is not readily available. Customers use propane primarily for home heating, water heating, cooking, engine fuel and process applications. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, the Company is unable to predict the extent to which the price of electricity may drop. Therefore, the Company cannot predict the ultimate impact that electric utility deregulation may have on propane's competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

         As of September 30, 1997, the Partnership distributed propane to approximately 956,000 customers from over 600 district locations in 45 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. From many of its district locations, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances and, at some locations, propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. The Partnership also engages in the business of delivering liquefied petroleum gases by truck as a common carrier. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, engine fuel, agricultural and wholesale. Approximately 79% of the Partnership's 1997 fiscal year sales (based on gallons sold) were to retail accounts (32% to residential customers, 29% to industrial/commercial customers, 11% to motor fuel customers and 7% to agricultural customers), and approximately 21% were to wholesale customers. Sales to residential customers in fiscal 1997 represented approximately 41% of retail gallons sold and 53% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

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

         Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 2,600 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 30 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at district locations or are filled in place. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

PROPANE SUPPLY AND STORAGE

         Supplies of propane from the Partnership's sources historically have been readily available. In the year ended September 30, 1997, the Partnership purchased over half of its propane from 10 suppliers, including the Amoco companies (Amoco Canada and Amoco Oil Company, approximately 15%) and Warren Gas Liquids (formerly, Warren Petroleum Company), approximately 11%. Management believes that if supplies from either source were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher, and at least on a short-term basis, margins could be affected. Aside from Amoco and Warren, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended September 30, 1997. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         The Partnership has over 300 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Approximately 70% of propane purchases by the Partnership in the 1997 fiscal year were on a contractual basis under one-year agreements subject to annual renewal. More than half of the supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island and several other locations.

         Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. In fiscal year 1997, when the average Mont Belvieu price per gallon of propane more than doubled between April 1, 1996 ($.34625) and December 16, 1996 ($.75), the Partnership was able to maintain its profitability through the use of hedging techniques designed to control product costs, as well as by passing on product cost increases.
Product cost declined in 1997 and is now at more normal historic levels.

         The Partnership expects to be able to secure adequate supplies for its customers during fiscal year 1998, however, periods of severe cold weather, supply interruptions, or other unforeseen events, could result in rapid increases in product cost. The General Partner is gradually expanding its product price risk management activities to reduce the effect of price volatility on its product costs. Current strategies include the use of summer storage, prepaid contracts for future product delivery and, to some extent, derivative commodity instruments such as options and propane price swaps.

         The following graph shows the average quarterly prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.


                       AVERAGE PROPANE SPOT MARKET PRICES

                  Mont Belvieu         Conway
                        (Cents per Gallon)
Oct-92               35.5455          30.8693
Nov-92               32.6842          33.2171
Dec-92               31.0536          35.8452
Jan-93               33.8875           44.175
Feb-93               33.0921          34.7763
Mar-93               34.4565          34.9185
Apr-93               34.6488          32.9762
May-93               32.7813          32.3635
Jun-93               32.7216          33.9659
Jul-93                31.494          32.6845
Aug-93               30.7727          33.4943
Sep-93               30.1667          34.5179
Oct-93               29.5655          33.8214
Nov-93               27.7625          32.1375
Dec-93               24.7262           25.994
Jan-94               26.6131          25.7083
Feb-94               29.3487          27.7237
Mar-94               28.4674           26.875
Apr-94               28.8188          28.7875
May-94                29.619          28.7321
Jun-94               28.7898          27.9432
Jul-94               29.2438          27.9813
Aug-94               30.0598           29.462
Sep-94               30.1131          29.8333
Oct-94               32.5952          29.5298
Nov-94               34.6063          30.6938
Dec-94               33.4345          30.1607
Jan-95               32.8338           29.551
Feb-95               31.8687          28.9253
Mar-95               32.8372          30.0111
Apr-95               32.3126          30.0405
May-95               32.7534          31.2293
Jun-95                31.842          31.4955
Jul-95               30.8108          31.3834
Aug-95               31.3433          33.1724
Sep-95               31.3608          32.4765
Oct-95                30.946          32.7784
Nov-95               30.9531          32.7406
Dec-95               35.3219          38.1719
Jan-96                    36          36.2415
Feb-96               40.8563          37.7688
Mar-96               37.2292          36.0119
Apr-96               35.5744          34.1071
May-96               34.9233          34.4773
Jun-96                34.925          36.3531
Jul-96               35.6339          37.2679
Aug-96               38.4403          37.9773
Sep-96               47.0156          44.7844
Oct-96               51.5734          51.5272
Nov-96               58.0493          63.4112
Dec-96               61.0446          84.2917
Jan-97               47.4545           63.392
Feb-97               38.7105          39.0197
Mar-97                  38.5          37.2563
Apr-97                34.875          35.2614
May-97               35.3095          36.4762
Jun-97               34.4286          35.8631
Jul-97               34.9063          34.6278
Aug-97               37.0268          36.5268
Sep-97               38.6786          37.9524



COMPETITION

         Propane is sold in competition with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, the Company is unable to predict the ultimate impact that electric utility deregulation may have on propane's current competitive price advantage. In the last two decades, many new homes were built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Based on the most recent information supplied by the American Petroleum Institute, the 1995 domestic retail market for propane (annual sales for other than chemical uses) was approximately 9.3 billion gallons and, based on LP-GAS magazine rankings, the ten largest propane companies (including AmeriGas Partners) comprise approximately 35% of domestic sales. The Partnership's retail volume of approximately 807 million gallons in fiscal year 1997 represented approximately 9% of 1995 total domestic retail sales. The ability to compete effectively depends on reliability of service, responsiveness to customers and maintaining competitive retail prices.

         Competition can intensify in response to a variety of factors, including significantly warmer-than-normal weather, higher prices resulting from extraordinary increases in the cost of propane, and recessionary economic factors. The Partnership has experienced greater than normal customer losses in certain years when competitive conditions reflected these factors.

         In the engine fuel market, propane competes with gasoline and diesel fuel. When gasoline prices are high relative to propane, propane competes effectively. The wholesale propane business is highly competitive. Propane sales to other retail distributors and large-volume, direct-shipment industrial end users are price sensitive and frequently involve a competitive bidding process.


PROPERTIES

         As of September 30, 1997, the Partnership owned approximately 60% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. The Partnership leases a 400,000 barrel storage facility in Rhode Island, which is owned by a third party. The Rhode Island facility is used to import propane.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. The Partnership has a fleet of approximately 385 transport trucks and 680 railroad tank cars, most of which are leased. In addition, the Partnership utilizes over 2,300 bobtail and rack trucks, and over 1,900 other delivery and service vehicles. More than 50% of these vehicles are owned. As of September 30, 1997, the Partnership owned more than 800,000 stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately 900,000 portable propane cylinders with typical capacities of 5 to 100 gallons. In addition, the Partnership owns over 2,000 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.


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

         The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas" and "America's Propane Company" trade names. The General Partner has filed applications with the United States Patent and Trademark Office to register the mark "PPX-Prefilled Propane Xchange" for use in connection with the Partnership's cylinder exchange business.


SEASONALITY

         The Partnership's retail sales volume is seasonal, with approximately 56% of the Partnership's fiscal year 1997 retail sales volume and approximately 83% of its earnings before interest, taxes, depreciation and amortization occurring during the five-month peak heating season from November through March, because many customers use propane for heating purposes. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31), and cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year to year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. Long-term, historic weather data from the National Weather Service Climate Analysis Center indicate that average annual temperatures have remained relatively constant over the last 30 years with fluctuations occurring on a year-to-year basis only. Actual weather conditions in the Partnership's various service territories, however, can vary substantially from historical averages. For information concerning average annual variations in weather across the Partnership's service territories, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Note 11 to the Company's Consolidated Financial Statements.

         All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. The Partnership maintains various permits under environmental laws that are necessary to operate certain of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

         With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). With respect to general operations, National Fire Protection Association Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates.

         The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source, and a propane system, any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

         On December 13, 1996, the Research and Special Programs Administration ("RSPA"), a division of the DOT, issued an advisory notice that alerted persons involved in the design, manufacture, assembly, maintenance or transportation of hazardous materials in certain cargo tank motor vehicles, including the type of vehicles used by the Partnership, of a problem with emergency discharge systems. On February 19, 1997, RSPA issued an emergency interim final rule indicating that the emergency discharge control systems on the affected vehicles may not function as required by federal regulations under all operating conditions. The interim final rule specified the conditions under which the affected vehicles could continue to be operated. On August 18, 1997, after conducting a series of public hearings and workshops, RSPA issued a final rule which sets forth the requirements that must be satisfied to continue operating such vehicles. The final rule requires, among other things, that in the event of an unintentional release of product, the person attending the unloading operation must be able to promptly activate the internal self-closing stop valve on the motor vehicle and shut down all motive and auxiliary power equipment. The final rule provides alternative ways to comply with this requirement and permits the use of radio-controlled systems that are capable of stopping the transfer of propane by use of a transmitter carried by a qualified person who also satisfies the attendance requirements contained in the regulations. The Partnership is in the process of testing a radio-controlled system and plans to equip its bobtail vehicles with such a system unless the regulation is modified as a result of the pending administrative and legal proceedings. The Partnership filed an administrative appeal requesting reconsideration and a partial stay of the final rule which was denied on
December 5, 1997.   See "Legal Proceedings."


EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1997, the General Partner had 5,131 employees, including 303 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs.

         Approximately one percent of the General Partner's employees are represented by nine local labor unions which are affiliated with the International Brotherhood of Teamsters (8), and the Warehouse, Processing and Distribution Workers Union of the International Longshoremen's and Warehousemen's Union, AFL-CIO (1).

                               UTILITY OPERATIONS

         The Company's utility business is conducted by Utilities, a wholly owned subsidiary of the Company. Utilities operates its utility business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). The business conducted by each of these divisions is described below.


DISTRIBUTION OF NATURAL GAS

         Service Area; Revenue Analysis. Gas Utility distributes natural gas to approximately 252,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,200 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as steel fabrication. For the fiscal years ended September 30, 1997, 1996 and 1995, revenues of Gas Utility accounted for approximately 24%, 25% and 33%, respectively, of UGI's total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 1997 fiscal year was approximately 80.2 billion cubic feet ("bcf"). System sales of gas accounted for approximately 46% of system throughput, while gas transported for commercial and industrial customers (who buy their gas from others) accounted for approximately 54% of system throughput. Based on industry data for 1996, residential customers account for approximately 38% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1997 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

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

         Gas Supply Contracts. During the 1997 fiscal year, Gas Utility purchased approximately 37.5 bcf of natural gas and sold approximately 36.8 bcf to customers. Gas not sold to customers was used by Gas Utility principally for storage for later sale to customers. Approximately 31 bcf or 83% of the volumes purchased were supplied under agreements with six major suppliers of natural gas. The remaining 6.5 bcf or 17% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. Certain gas supply contracts require minimum gas purchases. Each of these agreements, however, either terminates in fiscal year 1998, or includes provisions which entitle Utilities to terminate in the event the agreement is not market responsive.

         Storage and Peak Shaving. Gas Utility contracts for 10.8 bcf of seasonal storage with several interstate pipelines. Gas is injected in storage during the summer and delivered during the winter at combined peak day capacities of approximately .14 bcf. In Harrisburg, Reading and Bethlehem, Pennsylvania, Gas Utility operates peak-shaving facilities capable of producing
 .06 bcf of gas per day from propane-air and liquefied natural gas facilities. These facilities are used to meet winter peak service requirements.

         Seasonal Variation. Approximately 58% of Gas Utility's system throughput for the 1997 fiscal year occurred during the winter season from November 1, 1996 through March 31, 1997, because many of its customers use gas for heating purposes.

         Competition. Natural gas is a fuel that competes with electricity and oil and to a lesser extent with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are aggressively seeking new load, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 12 years, Gas Utility provides transportation services for those sales.

         Customers representing approximately 25% of the Company's non-residential system throughput (11% of non-residential revenues) have the ability to switch to an alternate fuel at any time, and therefore, are served under flexible, interruptible rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the spread between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 30% of non-residential system throughput (8% of non-residential revenues) have locations which afford them the option of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility, although none have done so. The majority of these customers are served under transportation contracts having three- to ten-year terms. Included in these two groups are the ten Utilities' customers with the highest volume of system throughput. Three of the top five customers have executed ten-year agreements with Utilities. No single customer represents, or is anticipated to represent, more than 5% of the total revenues of Gas Utility.

         Outlook for Gas Service and Supply. Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system at least through fiscal year 1998. Supply mix is diversified, market priced, and delivered pursuant to a number of long and short-term firm transportation and storage arrangements.

         During the 1997 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 6,882 additional residential heating customers during the 1997 fiscal year, an increase of 8% from the previous year. Approximately 63% of the additions represent gas customers from the new construction market. The remaining 37% represent customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources. The total number of new commercial and industrial customers was 1,068, down slightly from 1,122 in fiscal year 1996.

         Utilities continues to monitor and participate extensively in third-party proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the relative pricing of pipeline services in a competitive energy marketplace;
(ii) the flexibility of the terms and conditions of pipeline service contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

         Gas Utility continues to take the measures it believes necessary, in negotiations with interstate pipeline and natural gas suppliers and in cases before regulatory agencies, to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost consistent with security of supply considerations. Those measures include negotiating the terms of firm transportation capacity from production areas on all pipelines serving Gas Utility, arranging for appropriate storage and peak-shaving resources, negotiating with producers for competitively priced secure gas purchases and aggressively participating in regulatory proceedings related to transportation rights, costs of service and gas costs.


GENERATION AND DISTRIBUTION OF ELECTRICITY

         ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The
Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act requires all electric utilities to file restructuring plans with the PUC which, among other things, include unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service and certain customers that increase their own generation of electricity. "Stranded costs" generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         Electric Utility has filed its restructuring plan with the PUC ("Restructuring Plan"). The Restructuring Plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The major components of this claim are: (1) plant investments in excess of competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes) recoverable from ratepayers under current regulatory practice. It also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buyout or implementation of a December 1993 agreement with Foster Wheeler Penn Resources, Inc. to purchase power from a wood-fired generator to be constructed by Foster Wheeler. The PUC is expected to take action on Electric Utility's filing in May 1998.

         The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the noncoincident peak load of industrial, commercial and residential customers. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. It is anticipated that a full five percent of the noncoincident peak load of Electric Utility's industrial, commercial and residential customers will participate in the pilot.

         Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), as it relates to its electric generation operation. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, then any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

         Service Area; Revenue Analysis. Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1997 fiscal year, about 53% of sales volume came from residential customers, 34% from commercial customers and 13% from industrial customers and others. For the 1997, 1996 and 1995 fiscal years, revenues of Electric Utility accounted for approximately 4%, 4% and 8%, respectively, of UGI's total consolidated revenues.

         Sources of Supply. Electric Utility distributes electricity which it generates or purchases from others. As the provisions of the Customer Choice Act are implemented, it will also distribute electric power acquired and transmitted by others. Utilities owns and operates Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"), and has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 47% of its energy requirements during the 1997 fiscal year.

         Utilities has a long-term power supply agreement with Pennsylvania Power & Light Company ("PP&L"). Under this agreement, PP&L supplies all the electric power required by Electric Utility above that provided from certain other sources, including Hunlock Station. The cost of electricity supplied by PP&L is based on PP&L's actual system costs. Utilities estimates that the cost of electricity supplied by Hunlock is higher than projected market rates, but lower than the cost of electricity purchased under the PP&L contract. As a result of the availability and projected cost of alternative supplies, Utilities has provided PP&L with notice of its intent to stop purchasing power under the power supply agreement as of March 2001. In addition, if certain conditions occur (i.e., Electric Utilities' demand falls to zero in any particular billing month), the power supply agreement may terminate at an earlier date. There currently is a dispute between Utilities and PP&L over the effect of customer choice on Utilities' obligations under the PP&L power supply agreement. Utilities has filed an action in the Court of Common Pleas of Luzerne County, Pennsylvania seeking a declaration of the rights and responsibilities of the parties to the agreement.

         In a regulated utility environment, Hunlock Station could be expected to operate until the end of its useful life in 2004. As a result of electric deregulation, however, Hunlock may cease operations as early as January 1, 1999, depending on a number of factors, including customer load, contract purchase obligations and the availability and cost of replacement power. Until restructuring proceedings under the Customer Choice Act are completed, Utilities will be unable to predict how long Hunlock Station will operate.

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

         In compliance with the Clean Air Act Amendments, the DER issued final Reasonably Available Control Technology ("RACT") regulations for nitrous oxides in January 1994. These regulations are applicable to Hunlock and Conemaugh Stations. Utilities' compliance plans for Hunlock Station and Conemaugh Station have been approved by the DER. Capital expenditures associated with the RACT regulations are not expected to be material.

         More stringent regulation of nitrous oxide emissions at both Hunlock and Conemaugh Stations may be required due to the actions of the Northeast Ozone Transport Commission. The Commission was created by the Clean Air Act Amendments to provide a plan to reduce ground level ozone in the Northeast to a level acceptable to the U.S. Environmental Protection Agency (the "EPA"). Future actions of the Commission may cause the DER to modify its nitrous oxide RACT plans and thereby affect the compliance plans of Hunlock and Conemaugh Stations.

         Seasonality. Sales of electricity for residential heating purposes accounted for approximately 23% of the total sales of Electric Utility during the 1997 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 54% of sales occurred in the six coldest months of the 1997 fiscal year, demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


PROPERTIES

         Utilities' Mortgage and Deed of Trust constitutes a first lien on substantially all real and personal property of Utilities.


UTILITY REGULATION AND RATES

         Recent Regulatory Environment. Since December 1982, Utilities has provided transportation service for commercial and industrial customers who purchase their gas from others. As previously reported, this unbundled service accounted for approximately 54% of Utilities' system throughput in fiscal year 1997. Certain states, including Pennsylvania, are considering whether transportation service options should be extended to residential and small commercial customers. On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to stop selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and Utilities has provided testimony on such issues as the need for standards to assure reliability of future gas supplies and the recovery of costs associated with existing gas supply assets. Utilities is considering a number of options for addressing the provision of unbundled transportation services to residential and small commercial customers, including the termination of bundled retail sales services. The Company will continue to monitor the proposed legislation.

         FERC Orders 888 and 889. In April 1996, FERC issued Orders No. 888 and 889 which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which UGI is a member, has filed an open access transmission tariff with the FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when Utilities' transmission facilities are used by third parties.

         Pennsylvania Public Utility Commission Jurisdiction. Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

         Purchased Gas Cost Rates. Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. In accordance with regulations adopted by the PUC on June 14, 1995, PGC rates may also be adjusted quarterly to reflect purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three specific rates (Rates BD, BD-L and N/CIAC). In addition, residential customers maintaining a high load may qualify for the PGC(2) rate. In accordance with the schedule established by law and PUC regulations, Gas Utility will file a new PGC tariff on June 1, 1998, to be effective December 1, 1998. When filed, the proposed tariff will reflect estimated PGC over-collections and under-collections through November 30, 1998.

         Energy Cost Rates. In accordance with provisions of the Customer Choice Act, the PUC approved Electric Utility's application to roll its energy costs rate ("ECR") into its base rates effective as of May 2, 1997, at a combined level not to exceed the rate cap established as of January 1, 1997. Before January 1, 1997, the ECR permitted Electric Utility to adjust customers' monthly charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Although Electric Utility may no longer adjust customer charges to reflect changes in the cost of purchased power, it will continue to account for such changes in order to reconcile costs as part of its Restructuring Plan.

         Gas Rate Case. On January 27, 1995, Gas Utility filed with the PUC for a $41.3 million increase in base rates. The PUC approved a $19.5 million settlement of this proceeding, effective August 31, 1995.

         Electric Rate Case. On January 26, 1996 Electric Utility filed with the PUC for a $6.2 million increase in its base rates, to be effective March 26, 1996. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. This increase in base rates became effective on July 19, 1996.

         Deferred Fuel Adjustments. Gas Utility defers and until January 1, 1997 Electric Utility deferred the difference between the amount of revenue recognized, and the applicable purchased gas costs and purchased power costs incurred, until subsequently billed or refunded to customers.

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


OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the transmission of electricity, transactions with non-utility generators of electricity and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS-Environmental Matters." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Generation and Distribution of Electricity-Environmental Factors."

                             UGI ENTERPRISES, INC.

         UGI Enterprises, Inc. is a wholly owned subsidiary of UGI, formed in 1994. Through subsidiaries, UGI Enterprises is developing the domestic and international energy businesses described below.

         In 1995, the gas marketing business previously conducted by a subsidiary of Utilities was transferred to UGI Energy Services, Inc. ("Energy Services"), a wholly owned subsidiary of UGI Enterprises. Energy Services conducts this business under the trade name GASMARK. GASMARK sells natural gas directly to more than 875 commercial and industrial customers in the Mid-Atlantic region, Massachusetts, New York and Ohio, through the transportation systems of 15 utility systems. Another Enterprises subsidiary has been formed to market electricity under the trade name POWERMARK.

         During 1996, UGI Enterprises formed a joint venture with affiliates of Energy Transportation Group, Inc. ("ETG") and North American World Trade, Ltd. to develop, build and operate a liquefied petroleum gas ("LPG") import project in Romania. ETG operates a major fleet of liquefied natural gas ("LNG") vessels, and North American World Trade, Ltd. is a consulting firm with Romanian expertise. The joint venture is known as Black Sea LPG, L.P. The project will include construction of a 26 million gallon refrigerated marine LPG import terminal and an LPG pipeline with propane-air mixing plants to deliver propane to Bucharest, Romania's capital. UGI has funded the initial development of the joint venture through UGI Black Sea Enterprises, Inc., a wholly owned subsidiary of UGI Enterprises. Black Sea LPG, L.P. will develop the project and UGI Black Sea Enterprises, Inc. will operate the terminal and the propane-air plants. On December 11, 1997, affiliates of UGI Enterprises and ETG entered into an agreement creating a Romanian joint venture known as Black Sea LPG Romania S.A. for the purpose of financing and constructing the project. The Romanian partners in this venture are Regia Autonoma a Gazelor Naturale "Romgaz" Medias, the national gas utility; Regia Autonoma de Electricitate "Renel", the national electric utility; and Rompetrol, S.A., a privately held energy services company.

         In addition, UGI International Enterprises, Inc., another UGI Enterprises subsidiary, and ETG have a cooperation agreement with China National Chemical Supply & Sales Corporation to develop an integrated propane company, including a propane import and distribution business, to serve Chinese provinces along the Yangtze River.

                          BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's industry segments for the 1997, 1996 and 1995 fiscal years appears on page 20 of UGI's 1997 Annual Report to Shareholders and is incorporated in this Report by reference.


                                   EMPLOYEES

         At September 30, 1997, UGI and its subsidiaries had 6,437 employees.

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

         The manufactured gas process was once used by Utilities in connection with providing gas service to its customers. In addition, virtually all of the gas companies that Utilities operated or to which it provided services, or in which Utilities held stock, utilized a manufactured gas process. Utilities has been notified of several sites outside Pennsylvania on which (i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination and the necessity of environmental remediation. Utilities is currently litigating a claim against it relating to an out-of-state site. If Utilities were found liable as a "responsible party" as defined in the Superfund Law (or comparable state statutes) with respect to this site, it would have joint and several liability with other responsible parties for the full amount of the cleanup costs. A "responsible party" under that statute includes
(i) the current owner of the affected property and (ii) each owner or operator of a facility during the time when hazardous substances were released on the property.

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

         Utilities believes that there are approximately 40 manufactured gas plant sites in Pennsylvania where either (i) Utilities formerly operated the plant or (ii) Utilities owns or at one time owned the site. Most of the sites are no longer owned by Utilities and the gas plants formerly operated at these 40 sites have all been out of operation since at least the early 1950s. Utilities or other parties are currently conducting investigative or remedial activities at nine of the 40 sites. Based on the 1995 settlement agreement with the PUC relating to Gas Utilities' 1995 base rate increase filing, rate relief will be permitted for certain remediation expenditures on environmentally contaminated sites located in Pennsylvania. Because of this, Utilities does not expect its costs for Pennsylvania sites to be material to its results of operations.

         The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in other states. See also Note 11 to the Company's Consolidated Financial Statements which appears on pages 35 and 36 of its 1997 Annual Report to Shareholders.


OUT OF STATE GAS PLANT SITES

         1. Halladay Street, Jersey City, New Jersey. By letter dated April 12, 1993, Public Service Electric and Gas Company ("PSE&G") informed Utilities that PSE&G had been named as a defendant in a civil action pending in the United States District Court of the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1899. PPG Industries, Inc. has also been named as a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. In July 1993, PSE&G served Utilities with a complaint naming Utilities as a third-party defendant in this civil action. PSE&G subsequently amended the complaint to allege additional theories of liability for the period from 1899 to 1940. To date, that action has focused on the chemical contamination allegedly associated with PPG Industries' activities and there have been no developments concerning liability for gas plant related contamination. Management is currently investigating Utilities' involvement in operations of the site and evaluating its defenses. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

         2. Burlington, Vermont. By letter dated November 24, 1992, the EPA notified Utilities of potential liability with respect to contamination at the Pine Street Canal Superfund Site, Burlington, Vermont. The EPA has also identified eighteen other "potentially responsible parties." Utilities has responded to the EPA letter and denied liability for any contamination caused by the former operator of the gas plant. Management believes that Utilities has substantial defenses to any claim that may be made for investigative or remedial costs because, among other things, the plant was operated by a subsidiary of a predecessor company.

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

         In November 1992, the EPA proposed a cleanup of the site that, among other actions, would consist of on-site containment, dredging and excavation, dewatering and consolidation of contaminated soils, treatment of groundwater and restoration of wetlands. The estimated cost of the proposed plan would have been approximately $50 million. In May 1993, after reviewing extensive public comment concerning the proposed plan of remediation, the EPA withdrew the proposed plan and announced that it would work with a coordinating council consisting of community groups, potentially responsible parties ("PRPs") and others to develop an alternative plan.

         In September 1997, the coordinating council proposed a remedial plan calling for capping of the site at an estimated cost of $6 million to $10 million. In addition, the coordinating council and EPA may have spent an additional $10 million in studying the site. In December 1997, Green Mountain Power Company, the lead PRP, agreed in principle to indemnify and release Utilities from any further liability at the site on terms and conditions which are not material to the results of operations of Utilities.

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

         4. Concord, New Hampshire. By letter dated October 18, 1993, EnergyNorth Natural Gas, Inc. ("EnergyNorth") informed Utilities that the New Hampshire Department of Environmental Services ("NHDES") has alleged that there is environmental contamination on property in Concord, N.H., where a
manufactured gas plant was once located.   EnergyNorth requested that
Utilities, as a former operator of the plant, participate in investigation of the site. Because this gas plant appears to have been operated almost exclusively by former subsidiary companies of Utilities, Utilities declined to participate. On September 17, 1995 EnergyNorth filed suit against Utilities alone in federal District Court in New Hampshire, seeking Utilities' allocable share of response costs associated with remediating gas plant related contamination at that site. The complaint alleges that EnergyNorth has spent $3.5 million to remove contaminants from a gas holder at the site and will be required to spend an unknown amount in the future. As a result of investigations of gas plant related contamination in a nearby pond completed in 1996, EnergyNorth recommended to NHDES a remedial plan that would cost approximately $4 million. In November 1997, Utilities settled this litigation on terms which are not material to the results of operations of Utilities.


OTHER MATTERS

         1. Foster Wheeler Penn Resources, Inc. v. UGI Utilities, Inc. Civil Action No. 97CV4592. On July 14, 1997, Foster Wheeler Penn Resources, Inc. filed suit against UGI Utilities, Inc. in United States District Court for the Eastern District of Pennsylvania alleging, among other things, that UGI Utilities breached an Agreement for the Sale and Purchase of Net Electrical Energy under which UGI Utilities had agreed to purchase electricity from a generating facility yet to be built by Foster Wheeler. In its suit Foster Wheeler seeks, among other things, a declaration that the Sale and Purchase Agreement remains in effect or in the alternative that Foster Wheeler be awarded damages in excess of $20 million. Management believes that it has defenses to Foster Wheeler's claims.

         2. U.S. Department of Transportation Administrative Proceeding. On or about September 17, 1997, the Operating Partnership and five other major interstate propane marketers jointly filed a Petition for Reconsideration and a Request for Partial Stay of Final Rule HM-225 (more commonly known as 49 C.F.R.
Section 171.5, the "Final Rule") published by the Research and Special Programs Administration, a division of the U.S. Department of Transportation (the "DOT") on August 18, 1997. While the other marketers subsequently withdrew their petition and filed suit in federal court against the DOT, the Operating Partnership continued its administrative appeal. The appeal relates to the provisions of the Final Rule requiring passive emergency discharge control systems on cargo tank motor vehicles (also known as bobtails) or alternatively, the installation of radio-controlled systems on bobtails or the use of multiple attendants on such vehicles. On December 5, 1997, the appeal was denied. Management of the Operating Partnership is considering an appeal of the DOT decision.

         The Operating Partnership is also monitoring the pending litigation on the Final Rule brought by other major marketers and parallel litigation by the propane industry's national trade association, the National Propane Gas Association. See "BUSINESS AND PROPERTIES
- PROPANE PARTNERSHIP BUSINESS - Government Regulation."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of the 1997 fiscal year.


                            UGI'S EXECUTIVE OFFICERS

         Information regarding UGI's executive officers is included in Part III of this Report and is incorporated in Part I by reference.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the New York and Philadelphia Stock Exchanges under the symbol "UGI". The following table sets forth the high and low sales prices for the Company's Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

         1997 FISCAL YEAR          HIGH                LOW

         4th Quarter            $28.000            $22.125
         3rd Quarter             24.375             21.625
         2nd Quarter             25.375             21.750
         1st Quarter             24.125             20.875


         1996 FISCAL YEAR          HIGH                LOW

         4th Quarter            $24.875            $21.875
         3rd Quarter             24.875             20.000
         2nd Quarter             22.750             20.125
         1st Quarter             21.875             19.750

DIVIDENDS

         Quarterly dividends on UGI Common Stock were paid in the 1997 and 1996 fiscal years as follows:

         1997 FISCAL YEAR                 AMOUNT

         4th Quarter                    $.36
         3rd Quarter                     .35 1/2
         2nd Quarter                     .35 1/2
         1st Quarter                     .35 1/2


         1996 FISCAL YEAR                 AMOUNT

         4th Quarter                 $.35 1/2
         3rd Quarter                  .35
         2nd Quarter                  .35
         1st Quarter                  .35


HOLDERS

         On December 1, 1997, UGI had 13,732 holders of record of Common Stock.

         The information concerning restrictions on dividends required by Item 5 is incorporated in this Report by reference to Note 4 to the Company's Consolidated Financial Statements which appears on pages 29 through 30 of its 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                Year Ended                       Nine Months Ended
                                                               September 30,                       September 30,
                                              ---------------------------------------------    --------------------
                                                1997        1996        1995         1994        1993        1992
                                              --------    --------    --------     --------    --------    --------
                                                                                                          (Unaudited)
                                                   (Millions of dollars, except per share amounts)
FOR THE PERIOD:
Income statement data:
Revenues                                      $1,642.0    $1,557.6    $  877.6     $  762.2    $  509.5    $  486.8
                                              ========    ========    ========     ========    ========    ========

Income (loss) from:
     Continuing operations                    $   52.1    $   39.5    $    7.9     $   37.4    $   12.6    $   15.3
     Discontinued operations                        --          --          --          7.6          --         1.7
                                              --------    --------    --------     --------    --------    --------
Income before extraordinary loss
     and change in accounting                     52.1        39.5         7.9         45.0        12.6        17.0
Extraordinary loss - debt restructuring             --          --       (13.2)          --          --          --
Change in accounting for
     postemployment benefits                        --          --        (3.1)          --          --          --
                                              --------    --------    --------     --------    --------    --------

Net income (loss)                             $   52.1    $   39.5    $   (8.4)    $   45.0    $   12.6    $   17.0
                                              ========    ========    ========     ========    ========    ========

Earnings from continuing operations           $   1.57    $   1.19    $   0.24     $   1.16    $   0.41    $   0.57
Earnings from discontinued operations               --          --          --         0.23          --        0.06
                                              --------    --------    --------     --------    --------    --------
Earnings before extraordinary loss
     and change in accounting                     1.57        1.19        0.24         1.39        0.41        0.63
Extraordinary loss - debt restructuring             --          --       (0.40)          --          --          --
Change in accounting for
     postemployment benefits                        --          --       (0.10)          --          --          --
                                              --------    --------    --------     --------    --------    --------

Net earnings (loss)                           $   1.57    $   1.19    $  (0.26)    $   1.39    $   0.41    $   0.63
                                              ========    ========    ========     ========    ========    ========

Cash dividends declared                       $   1.43    $   1.41    $   1.39     $   1.36    $   0.99    $   0.96
                                              ========    ========    ========     ========    ========    ========


Total assets                                  $2,151.7    $2,133.0    $2,152.3     $1,182.2    $1,211.4    $1,076.3
                                              ========    ========    ========     ========    ========    ========

Capitalization:
    Debt:
      Bank loans - Propane                    $   28.0    $   15.0    $     --     $     --    $     --    $     --
      Bank loans - Utilities                      67.0        50.5        42.0         17.0          --          --
      Long-term debt
       (including current maturities):
           Propane                               691.1       692.5       658.5        210.3       210.2       211.0
           Utilities                             169.3       174.8       206.3        175.6       200.4       196.2
           Other                                   8.6         9.0         9.3          9.6         9.9          --
                                              --------    --------    --------     --------    --------    --------
     Total Debt                                  964.0       941.8       916.1        412.5       420.5       407.2
                                              ========    ========    ========     ========    ========    ========

     Minority interest in AmeriGas Partners      266.5       284.4       318.9           --          --          --
     UGI Utilities preferred stock subject
         to mandatory redemption                  35.2        35.2        35.2         35.2        33.2        35.2
     Common stockholders' equity                 376.1       377.6       380.5        424.3       414.5       375.5
                                              --------    --------    --------     --------    --------    --------
Total capitalization                          $1,641.8    $1,639.0    $1,650.7     $  872.0    $  868.2    $  817.9
                                              ========    ========    ========     ========    ========    ========

Ratio of capitalization:
      Total debt                                  58.7%       57.5%       55.5%        47.3%       48.4%       49.8%
      Minority interest                           16.3%       17.4%       19.3%          --          --          --
      UGI Utilities preferred stock                2.1%        2.1%        2.1%         4.0%        3.8%        4.3%
      Common stockholders' equity                 22.9%       23.0%       23.1%        48.7%       47.8%       45.9%
                                              --------    --------    --------     --------    --------    --------
                                                 100.0%      100.0%      100.0%       100.0%      100.0%      100.0%
                                              ========    ========    ========     ========    ========    ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 10 through 18 of UGI's 1997 Annual Report to Shareholders, is incorporated in this Report by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal year 1997, UGI engaged a new independent auditor, Arthur Andersen LLP. The information required by Item 9 is incorporated in this Report by reference to UGI's Amendment No. 1 on Form 8-K/A to its Current Report on Form 8-K dated July 11, 1997.


PART III:   UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 12.

         In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11 and 12 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 1998:

                                            CAPTIONS OF PROXY STATEMENT
         INFORMATION                         INCORPORATED BY REFERENCE
         -----------                       ------------------------------
Item 10.  Directors and Executive         Election of Directors - Nominees
           Officers of Registrant.

Item 11.  Executive Compensation.         Compensation of Executive Officers
                                          Compensation of Directors

Item 12.  Security Ownership of           Securities Ownership of Management
           Certain Beneficial
           Owners and Management.
                                          Securities Ownership of Certain
                                          Beneficial Owners

         The information concerning the Company's executive officers required by Item 10 is set forth below.


                               EXECUTIVE OFFICERS


               NAME               AGE             POSITION
               ----               ---             --------
         Lon R. Greenberg         47      Chairman, Director, President
                                             and Chief Executive Officer

         Charles L. Ladner        59      Senior Vice President - Finance
                                             and Chief Financial Officer

         Brendan P. Bovaird       49      Vice President and General Counsel

         Michael J. Cuzzolina     52      Vice President - Accounting
                                             and Financial Control

         Bradley C. Hall          44      Vice President - New Business Development

         Richard L. Bunn          61      President and Chief Executive
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

Charles L. Ladner

         Mr. Ladner is Senior Vice President - Finance (since 1978). Since April 1997, Mr. Ladner has also served as Vice President - Finance and Accounting of AmeriGas Propane, Inc. He joined the Company in August 1973 as Vice President - Finance.

Brendan P. Bovaird

         Mr. Bovaird is Vice President and General Counsel of UGI (since April
1995). He is also Vice President and General Counsel of UGI Utilities, Inc., and AmeriGas Propane, Inc. (since April 1995). Mr. Bovaird previously served as Division Counsel and Member of the Executive and Operations Committees of Wyeth-Ayerst International Inc. (1992 to 1995) and Senior Vice President, General Counsel and Secretary of Orion Pictures Corporation (1990 to 1991).

Michael J. Cuzzolina

         Mr. Cuzzolina is Vice President - Accounting and Financial Control of the Company (since 1984) and Treasurer of AmeriGas Propane, Inc. (since 1995). He joined the Company in 1974 and has previously served as Treasurer and Assistant Controller of the Company and as Vice President - Finance of AmeriGas.

Bradley C. Hall

         Mr. Hall was elected Vice President - New Business Development on October 25, 1994, having been Vice President - Marketing and Rates, UGI Utilities, Inc. Gas Division. He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in the Gas Division.

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

                 (3) LIST OF EXHIBITS:

                 The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

------------------------------------------------------------------------------------------------------------------
   EXHIBIT NO.                 EXHIBIT                      REGISTRANT            FILING           EXHIBIT
------------------------------------------------------------------------------------------------------------------
     3.1     (Second) Amended and Restated Articles of         UGI          Amendment No. 1 on      3.(3)(a)
             Incorporation of the Company                                   Form 8 to Form 8-B
                                                                                (4/10/92)

     3.2     Bylaws of UGI as in effect since October          UGI         Form 10-K (9/30/95)         3.2
             31, 1995.
------------------------------------------------------------------------------------------------------------------
     4       Instruments defining the rights of
             security holders, including indentures.
             (The Company agrees to furnish to the
             Commission upon request a copy of any
             instrument defining the rights of holders
             of its long-term debt not required to be
             filed pursuant to Item 601(b)(4) of
             Regulation S-K)


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

     4.3     UGI's (Second) Amended and Restated
             Articles of Incorporation and Bylaws
             referred to in 3.1 and 3.2 above.


     4.4     Utilities' Articles of Incorporation           Utilities            Form 8-K             4(a)
                                                                                (9/22/94)
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

------------------------------------------------------------------------------------------------------------------
   EXHIBIT NO.                 EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
     4.5     Note Agreement dated as of April 12, 1995       AmeriGas          Form 10-Q          10.8
             among The Prudential Insurance Company of       Partners, L.P.    (3/31/95)
             America, Metropolitan Life Insurance
             Company, and certain other institutional
             investors and AmeriGas Propane, L.P., New
             AmeriGas Propane, Inc. and Petrolane
             Incorporated


     4.6     First Amendment dated as of September 12,       AmeriGas          Form 10-K          4.5
             1997 to Note Agreement dated as of April        Partners, L.P.    (9/30/97)
             12, 1995

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

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

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

   10.6**    UGI Corporation Directors Deferred                UGI             Form 10-K         10.39
             Compensation Plan dated August 26, 1993                           (9/30/94)
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

------------------------------------------------------------------------------------------------------------------
   EXHIBIT NO.                 EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
   10.7**    UGI Corporation 1992 Stock Option and             UGI             Form 10-Q         (10)ee
             Dividend Equivalent Plan, as amended May                          (6/30/92)
             19, 1992


   10.8**    UGI Corporation Annual Bonus Plan dated           UGI             Form 10-Q         10.4
             March 8, 1996                                                     (6/30/96)

   10.9**    UGI Corporation Directors' Equity                 UGI             Form 10-Q         10.1
             Compensation Plan                                                 (3/31/97)


   10.10**   UGI Corporation 1997 Stock Option and             UGI             Form 10-Q         10.2
             Dividend Equivalent Plan                                          (3/31/97)


   10.11**   UGI Corporation 1992 Directors' Stock             UGI             Form 10-Q         (10)ff
             Plan                                                              (6/30/92)

  *10.12**   UGI Corporation Senior Executive Employee
             Severance Pay Plan effective January 1, 1997


  *10.13**   Change of Control Agreement between UGI
             Corporation and Lon R. Greenberg

  *10.14**   Form of Change of Control Agreement
             between UGI Corporation and each of
             Messrs. Bunn and Ladner


  *10.15**   Form of Change of Control Agreement
             between UGI Corporation and each of
             Messrs. Bovaird, Cuzzolina and Hall

  *10.16**   1997 Stock Purchase Loan Plan
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

------------------------------------------------------------------------------------------------------------------
   EXHIBIT NO.                 EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
    10.17    Amended and Restated Credit Agreement           AmeriGas        Form 10-K          10.1
             dated as of September 15, 1997 among            Partners, L.P.  (9/30/97)
             AmeriGas Propane, L.P., AmeriGas Propane,
             Inc., Petrolane Incorporated, Bank of
             America National Trust and Savings
             Association, as Agent, First Union
             National Bank, as Syndication Agent
             and certain banks


    10.18    Intercreditor and Agency Agreement dated        AmeriGas        Form 10-Q          10.2
             as of April 19, 1995 among AmeriGas             Partners, L.P.  (3/31/95)
             Propane, Inc., Petrolane Incorporated,
             AmeriGas Propane, L.P.,  Bank of America
             National Trust and Savings Association
             ("Bank of America") as Agent, Mellon
             Bank, N.A. as Cash Collateral Sub-Agent,
             Bank of America as Collateral Agent and
             certain creditors of AmeriGas Propane,
             L.P.

    10.19    General Security Agreement dated as of          AmeriGas        Form 10-Q          10.3
             April 19, 1995 among AmeriGas Propane,          Partners, L.P.  (3/31/95)
             L.P., Bank of America National Trust and
             Savings Association and Mellon Bank, N.A.


    10.20    Subsidiary Security Agreement dated as of       AmeriGas        Form 10-Q          10.4
             April 19, 1995 among AmeriGas Propane,          Partners, L.P.  (3/31/95)
             L.P., Bank of America National Trust and
             Savings Association as Collateral Agent
             and Mellon Bank, N.A. as Cash Collateral
             Agent
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

------------------------------------------------------------------------------------------------------------------
   EXHIBIT NO.                 EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
    10.21    Restricted Subsidiary Guarantee dated as        AmeriGas          Form 10-Q          10.5
             of April 19, 1995 by AmeriGas Propane,          Partners, L.P.    (3/31/95)
             L.P. for the benefit of Bank of America
             National Trust and Savings Association,
             as Collateral Agent


    10.22    Trademark License Agreement dated April         AmeriGas          Form 10-Q          10.6
             19, 1995 among UGI Corporation, AmeriGas,       Partners, L.P.    (3/31/95)
             Inc., AmeriGas Propane, Inc., AmeriGas
             Partners, L.P. and AmeriGas Propane, L.P.

    10.23    Trademark License Agreement, dated April        AmeriGas          Form 10-Q          10.7
             19, 1995 among AmeriGas Propane, Inc.,          Partners, L.P.    (3/31/95)
             AmeriGas Partners, L.P. and AmeriGas
             Propane, L.P.


    10.24    Agreement dated as of May 1, 1996 between       AmeriGas          Form 10-K          10.2
             TE Products Pipeline Company, L.P. and          Partners, L.P.    (9/30/97)
             AmeriGas Propane, L.P.
------------------------------------------------------------------------------------------------------------------
     *11     Statement re:  Computation of Per Share
             Earnings
------------------------------------------------------------------------------------------------------------------
   *13.1     Pages 10 through 39 of 1997 Annual Report
             to Shareholders

   *13.2     Amendment No. 1 on Form 8-K/A to Form 8-K
             dated July 11, 1997
------------------------------------------------------------------------------------------------------------------
     *21     Subsidiaries of the Registrant
------------------------------------------------------------------------------------------------------------------
   *23.1     Consent of Arthur Andersen LLP
             re:  Financial Statements of UGI
             Corporation

   *23.2     Consent of Arthur  Andersen LLP
             re:  Financial Statements of AmeriGas
             Propane, Inc.


   *23.3     Consent of Coopers & Lybrand L.L.P.
------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

------------------------------------------------------------------------------------------------------------------
   EXHIBIT NO.                 EXHIBIT                      REGISTRANT          FILING          EXHIBIT
------------------------------------------------------------------------------------------------------------------
     *27     Financial Data Schedule
------------------------------------------------------------------------------------------------------------------
     *99     Cautionary Statements Affecting
             Forward-looking Information
------------------------------------------------------------------------------------------------------------------

     *        Filed herewith.

     **       As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

     (b)      Reports on Form 8-K:

              During the last quarter of the 1997 fiscal year, the Company filed a Current Report on Form 8-K dated July 11, 1997, consisting of Items 4 and 7; and Amendment No. 1 on Form 8-K/A to the Current Report on Form 8-K dated July 11, 1997, consisting of Items 4 and 7.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UGI CORPORATION


Date:  December 16, 1997       By:  Charles L. Ladner
                                    -------------------------------
                                    Charles L. Ladner
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 1997, by the following persons on behalf of the Registrant in the capacities indicated.

      SIGNATURE                                     TITLE
      ---------                                     -----
Lon R. Greenberg                           Chairman, President
--------------------------                 and Chief Executive Officer
Lon R. Greenberg                           (Principal Executive Officer)
                                           and Director


Charles L. Ladner                          Senior Vice President -
---------------------------                Finance and Chief Financial
Charles L. Ladner                          Officer (Principal
                                           Financial Officer)



Michael J. Cuzzolina                       Vice President -
--------------------------                 Accounting and
Michael J. Cuzzolina                       Financial Control
                                           (Principal Accounting
                                           Officer)



Stephen D. Ban                             Director
----------------------------
Stephen D. Ban


Robert C. Forney                           Director
---------------------------
Robert C. Forney

      SIGNATURE                                     TITLE
      ---------                                     -----


Richard C. Gozon                           Director
--------------------------
Richard C. Gozon


                                           Director
-----------------------------------
Anne Pol


Quentin I. Smith, Jr.                      Director
----------------------------
Quentin I. Smith, Jr.


James W. Stratton                          Director
---------------------------
James W. Stratton


David I. J. Wang                           Director
----------------------------
David I. J. Wang

             EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.12        UGI Corporation Senior Executive Employee Severance Pay Plan

10.13        Change of Control Agreement between UGI Corporation and Lon R.
             Greenberg

10.14        Form of Change of Control Agreement between UGI Corporation and each of
             Messrs. Bunn and Ladner

10.15        Form of Change of Control Agreement between UGI Corporation and each of
             Messrs. Bovaird, Cuzzolina and Hall

10.16        1997 Stock Purchase Loan Plan

11           Statement re: Computation of Per Share Earnings

13.1         Pages 10 to 39 of 1997 Annual Report to Shareholders

13.2         Amendment No. 1 on Form 8-K/A to Form 8-K dated July 11, 1997

21           Subsidiaries of the Registrant

23.1         Consent of Arthur Andersen LLP re: Financial Statements of UGI
             Corporation

23.2         Consent of Arthur Andersen LLP re: Financial Statements of AmeriGas
             Propane, Inc.

23.3         Consent of Coopers & Lybrand L.L.P.

27           Financial Data Schedule

99           Cautionary Statements Affecting Forward-looking Information

                        UGI CORPORATION AND SUBSIDIARIES





                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1997

                        UGI CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the reports thereon of Arthur Andersen LLP dated November 14, 1997 and Coopers & Lybrand L.L.P. dated November 22, 1996, listed in the following index, are included in UGI's 1997 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                                         Reference
                                                                         -------------------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                                (page)                (page)
                                                                                ------                ------
Reports of Independent Public Accountants:

   On Consolidated Financial Statements                                                                39

   On Financial Statement Schedules                                          F-4 to F-5

Report of Independent Public Accountants on the Consolidated Financial
   Statements of AmeriGas Propane, Inc. and subsidiaries for the fiscal year ended September 30, 1996 and the period April 19, 1995
   to September 30, 1995                                                         F-6

Financial Statements:

   Consolidated Balance Sheets, September 30,
        1997 and 1996                                                                               22 to 23

    For the years ended September 30, 1997, 1996 and 1995:

        Consolidated Statements of Income                                                              21

        Consolidated Statements of Cash Flows                                                          24

        Consolidated Statements of Stockholders'
           Equity                                                                                      25

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                         Reference
                                                                         -------------------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                                (page)                (page)
                                                                                ------                ------
        Notes to Consolidated Financial
           Statements                                                                               26 to 38

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 1997 and 1996                                                                    38

Financial Statement Schedules:

    For the years ended September 30, 1997, 1996 and 1995:

           I        -  Condensed Financial
                           Information of Registrant
                           (Parent Company)                                  S-1 to S-3

           II       -  Valuation and Qualifying
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in UGI Corporation's annual report to shareholders for the year ended September 30, 1997, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 14, 1997. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the Index on pages F-2 and F-3 are the responsibility of UGI Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The information for the year ended September 30, 1997 included on these schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






ARTHUR ANDERSEN LLP



Chicago, Illinois
November 14, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS






To The Board of Directors
  and Stockholders
UGI Corporation


Our report on the consolidated financial statements of UGI Corporation and subsidiaries, which includes an explanatory paragraph regarding the Company's change in its method of accounting for postemployment benefits in 1995, has been incorporated by reference in this Form 10-K from page 39 of the 1997 Annual Report to Shareholders of UGI Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the financial statement schedules for the years ended September 30, 1996 and 1995 listed in the index on pages F-2 and F-3 inclusive, of this Form 10-K.

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





COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 22, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of AmeriGas Propane, Inc.:

We have audited the consolidated balance sheets of AmeriGas Propane, Inc. (a Pennsylvania corporation and a wholly owned subsidiary of AmeriGas, Inc.) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended September 30, 1996 and the period April 19, 1995 to September 30, 1995 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Propane, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for the year ended September 30, 1996 and the period April 19, 1995 to September 30, 1995, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Chicago, Illinois
November 22, 1996

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)




                                                                              September 30,
                                                                            1997        1996
                                                                           ------      ------
ASSETS

Current assets:
     Cash and cash equivalents                                             $ 20.1      $ 51.4
     Short-term investments                                                    --        23.1
     Accounts receivable                                                      0.5         0.4
     Deferred income taxes                                                    0.2         0.2
     Prepaid expenses and other current assets                                0.1         0.2
                                                                           ------      ------
        Total current assets                                                 20.9        75.3

Investments in subsidiaries                                                 376.2       326.5

Other assets                                                                  4.0         1.0
                                                                           ------      ------

        Total assets                                                       $401.1      $402.8
                                                                           ======      ======

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable                                            $ 10.3      $ 12.2
     Accrued liabilities                                                     13.2        11.7
                                                                           ------      ------
        Total current liabilities                                            23.5        23.9

Noncurrent liabilities                                                        1.5         1.3

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                         393.7       392.0
     Accumulated deficit                                                     (9.2)      (12.9)
                                                                           ------      ------
                                                                            384.5       379.1
        Less treasury stock, at cost                                          8.4         1.5
                                                                           ------      ------
          Total common stockholders' equity                                 376.1       377.6
                                                                           ------      ------

          Total liabilities and common stockholders' equity                $401.1      $402.8
                                                                           ======      ======

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)



                                                                                  Year Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                          1997       1996        1995
                                                                        ------      ------      ------
Revenues                                                                $   --      $   --      $   --

Costs and expenses:
    Operating and administrative expenses                                 12.2        10.1        16.4
    Petrolane management fee income                                         --          --        (6.8)
    Miscellaneous income, net                                            (14.8)      (13.4)      (16.7)
                                                                        ------      ------      ------
                                                                          (2.6)       (3.3)       (7.1)
                                                                        ------      ------      ------

Operating income                                                           2.6         3.3         7.1
Interest income                                                             --         0.1         0.2
                                                                        ------      ------      ------

Income before income taxes                                                 2.6         3.4         7.3
Income taxes                                                               1.1         1.4         3.2
                                                                        ------      ------      ------

Income before equity in income
    of unconsolidated subsidiaries
    and equity investees                                                   1.5         2.0         4.1
Equity in continuing operations
    of unconsolidated subsidiaries                                        50.6        37.5         3.7
Equity in Petrolane                                                         --          --         0.1
                                                                        ------      ------      ------

Income before extraordinary loss and change
     in accounting for postemployment benefits                            52.1        39.5         7.9
Extraordinary loss - debt restructuring - subsidiaries                      --          --       (13.2)
Change in accounting for postemployment benefits - subsidiaries             --          --        (3.1)
                                                                        ------      ------      ------

Net income (loss)                                                       $ 52.1      $ 39.5      $ (8.4)
                                                                        ======      ======      ======

Earnings per common share:
    Earnings before extraordinary loss and change
        in accounting for postemployment benefits                       $ 1.57      $ 1.19      $ 0.24
    Extraordinary loss - debt restructuring - subsidiaries                  --          --       (0.40)
    Change in accounting for postemployment benefits - subsidiaries         --          --       (0.10)
                                                                        ------      ------      ------

    Net earnings (loss)                                                 $ 1.57      $ 1.19      $(0.26)
                                                                        ======      ======      ======

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)



                                                                  Year Ended
                                                                September 30,
                                                         ----------------------------
                                                          1997       1996       1995
                                                         ------     ------     ------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                      $ 77.5     $ 96.6     $ 25.0

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment          --         --       (0.2)
     Net repayments from unconsolidated subsidiaries         --         --        0.5
     Investments in unconsolidated subsidiaries           (74.6)      (1.1)      (0.6)
     Other                                                 20.6      (21.1)      (2.0)
                                                         ------     ------     ------
        Net cash used by investing activities             (54.0)     (22.2)      (2.3)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock                 (47.2)     (46.4)     (45.2)
     Issuance of Common Stock                              11.7       11.3       10.1
     Purchase of Common Stock                             (19.2)      (7.1)        --
                                                         ------     ------     ------
        Net cash used by financing activities             (54.7)     (42.2)     (35.1)
                                                         ------     ------     ------

Cash and cash equivalents increase (decrease)            $(31.2)    $ 32.2     $(12.4)
                                                         ======     ======     ======

Cash and cash equivalents:
     End of period                                       $ 20.1     $ 51.3     $ 19.1
     Beginning of period                                   51.3       19.1       31.5
                                                         ------     ------     ------
        Increase (decrease)                              $(31.2)    $ 32.2     $(12.4)
                                                         ======     ======     ======



(a) Includes dividends received from unconsolidated subsidiaries of $75.8, $95.2 and $22.1, respectively, for the years ended September 30, 1997, 1996 and 1995.

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

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                     Charged
                                                       Balance at   (credited)                      Balance at
                                                       beginning   to costs and                       end of
                                                        of year      expenses          Other           year
                                                       ---------   ------------     -----------     ----------
YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                     $10.6        $11.3         $(10.6)(1)       $11.3
                                                          =====                                       =====

      Allowance for amortization of deferred
         financing costs - Propane                        $ 2.2        $ 1.6         $   --           $ 3.8
                                                          =====                                       =====

      Allowance for amortization of
        other deferred costs - Propane                    $ 2.8        $ 1.1         $   --           $ 3.9
                                                          =====                                       =====

Other reserves:

      Self-insured property and casualty liability        $47.7        $11.3         $(10.5)(2)       $48.5
                                                          =====                                       =====

      Insured property and casualty liability             $19.0        $ 3.3         $(20.5)(2)       $ 1.8
                                                          =====                                       =====

      Environmental, litigation and other                 $16.1        $ 7.6         $ (1.1)(2)       $22.6
                                                          =====                                       =====

YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                     $ 7.3        $10.5         $ (7.2)(1)       $10.6
                                                          =====                                       =====

      Allowance for amortization of deferred
         financing costs - Propane                        $ 0.7        $ 1.5         $  --            $ 2.2
                                                          =====                                       =====

      Allowance for amortization of
        other deferred costs - Propane                    $ 1.8        $ 1.0         $  --            $ 2.8
                                                          =====                                       =====

Other reserves:

      Self-insured property and casualty liability        $48.5        $14.0         $(14.8)(2)       $47.7
                                                          =====                                       =====

      Insured property and casualty liability             $11.7        $ 6.8         $  0.5 (4)       $19.0
                                                          =====                                       =====

      Environmental, litigation and other                 $26.1        $(7.1)        $ (2.9)(2)       $16.1
                                                          =====                                       =====

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                              (Millions of dollars)


                                                                     Charged
                                                       Balance at   (credited)                     Balance at
                                                       beginning   to costs and                      end of
                                                        of year      expenses          Other          year
                                                       ---------   ------------     -----------    ----------
YEAR ENDED SEPTEMBER 30, 1995
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                     $ 4.7        $ 5.4        $(7.3)(1)        $ 7.3
                                                          =====                                      =====
                                                                                      4.5 (3)

      Allowance for amortization of deferred
         financing costs - Propane                        $  --        $ 0.7        $  --            $ 0.7
                                                          =====                                      =====

      Allowance for amortization of
        other deferred costs - Propane                    $ 6.3        $ 1.6        $ 0.4 (3)        $ 1.8
                                                          =====                                      =====
                                                                                     (6.5)(4)

Other reserves:

      Self-insured property and casualty liability        $13.6        $11.3        $(9.6)(2)        $48.5
                                                          =====                                      =====
                                                                                     33.0 (3)
                                                                                      0.2 (4)


      Insured property and casualty liability             $  --        $14.9        $(2.1)(2)        $11.7
                                                          =====                                      =====
                                                                                     (1.1)(4)


      Environmental, litigation and other                 $ 0.5        $ 0.2        $32.3 (3)        $26.1
                                                          =====                                      =====
                                                                                     (6.3)(4)
                                                                                     (0.6)(2)






(1)      Uncollectible accounts written off, net of recoveries.
(2)      Payments.
(3) Represents amounts for Petrolane Incorporated (Petrolane) as a result of the purchase on April 19, 1995 of the 65% of the common stock of Petrolane not already owned by UGI or its subsidiary AmeriGas, Inc.
(4)      Other adjustments.