Form 10-Q
period 1997-12-31
UGI CORP /PA/
filed 1998-02-13
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission file number 1-11071


                                 UGI CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23-2668356
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

            At January 31, 1998, there were 33,072,443 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGES
                                                                                                          -----

PART I  FINANCIAL INFORMATION

        Item 1.          Financial Statements

                         Condensed Consolidated Balance Sheets as of December 31, 1997,
                                 September 30, 1997 and December 31, 1996                                   1

                         Condensed Consolidated Statements of Income for the three
                                 and twelve months ended December 31, 1997 and 1996                         2

                         Condensed Consolidated Statements of Cash Flows for the
                                 three and twelve months ended December 31, 1997 and 1996                   3

                         Notes to Condensed Consolidated Financial Statements                             4 - 10

        Item 2.          Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                                     11 - 23



PART II  OTHER INFORMATION

        Item 2.          Changes in Securities                                                             23

        Item 6.          Exhibits and Reports on Form 8-K                                                  23

        Signatures                                                                                         24

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                             December 31,   September 30,   December 31,
                                                                                 1997           1997           1996
                                                                             ------------   ------------    ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                $     78.8     $     64.0      $     81.5
    Short-term investments, at cost which approximates market value                73.7           65.4            32.5
    Accounts receivable (less allowances for doubtful accounts of
          $11.2, $11.3 and $10.9, respectively)                                   180.7          110.6           216.9
    Accrued utility revenues                                                       23.1            7.7            22.4
    Inventories                                                                   105.6           95.6           122.2
    Deferred income taxes                                                          20.4           20.3            17.3
    Prepaid expenses and other current assets                                      12.7           40.3            24.2
                                                                             -----------    -----------     -----------
       Total current assets                                                       495.0          403.9           517.0

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $422.7, $410.1 and $382.4, respectively)                  990.0          987.2           976.4

Intangible assets (less accumulated amortization of $122.9, $116.7 and
    $98.4, respectively)                                                          673.6          677.9           686.8
Regulatory income tax asset                                                        44.8           44.4            43.3
Other assets                                                                       40.6           38.3            39.6
                                                                             -----------    -----------     -----------
       Total assets                                                          $  2,244.0     $  2,151.7      $  2,263.1
                                                                             ===========    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current maturities of long-term debt - Propane                           $      6.8     $      6.7      $      7.5
    Current maturities of long-term debt - Utilities                               17.1           17.1            17.1
    Current maturities of long-term debt - other                                    0.4            0.4             0.4
    Current portion of UGI Utilities redeemable preferred stock                     3.0            3.0             -
    Bank loans - Propane                                                           75.0           28.0            70.0
    Bank loans - Utilities                                                         62.7           67.0            69.3
    Accounts payable                                                              105.8          103.2           136.9
    Other current liabilities                                                     173.7          179.1           170.8
                                                                             -----------    -----------     -----------
       Total current liabilities                                                  444.5          404.5           472.0

Long-term debt - Propane                                                          696.3          684.4           691.3
Long-term debt - Utilities                                                        172.2          152.2           149.3
Long-term debt - other                                                              8.1            8.2             8.5
Deferred income taxes                                                             154.9          152.5           150.8
Other noncurrent liabilities                                                       74.3           75.1            72.3

Commitments and contingencies

Minority interest in AmeriGas Partners                                            267.9          266.5           291.4

UGI Utilities redeemable preferred stock                                           32.2           32.2            35.2

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
       issued - 33,198,731 shares)                                                393.7          393.7           391.9
    Retained earnings (accumulated deficit)                                         3.1           (9.2)            3.2
                                                                             -----------    -----------     -----------
                                                                                  396.8          384.5           395.1
    Less treasury stock, at cost                                                    3.2            8.4             2.8
                                                                             -----------    -----------     -----------
       Total common stockholders' equity                                          393.6          376.1           392.3
                                                                             -----------    -----------     -----------
       Total liabilities and stockholders' equity                            $  2,244.0     $  2,151.7      $  2,263.1
                                                                             ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                           Three Months Ended              Twelve Months Ended
                                                              December 31,                     December 31,
                                                    -------------------------------   --------------------------------
                                                         1997              1996            1997               1996
                                                    -------------   ---------------   --------------   ---------------
Revenues:
    Propane                                         $    302.9      $      360.1      $    1,020.6      $    1,087.5
    Utilities                                            135.5             134.2             462.5             472.4
    Energy marketing                                      32.8              35.3             100.5             100.4
                                                    ------------    --------------    --------------    --------------
                                                         471.2             529.6           1,583.6           1,660.3
                                                    ------------    --------------    --------------    --------------
Costs and expenses:
    Propane cost of sales                                163.2             204.7             558.9             611.7
    Utilities - gas, fuel and purchased power             72.5              69.3             242.2             249.1
    Other cost of sales                                   31.6              34.1              96.9              94.1
    Operating and administrative expenses                109.0             113.2             435.6             444.5
    Depreciation and amortization                         21.6              21.7              86.0              86.3
    Miscellaneous income, net                             (4.3)             (3.0)            (23.9)            (12.0)
                                                    ------------    --------------    --------------    --------------
                                                         393.6             440.0           1,395.7           1,473.7
                                                    ------------    --------------    --------------    --------------

Operating income                                          77.6              89.6             187.9             186.6
Interest expense                                         (21.4)            (21.1)            (83.4)            (80.7)
Minority interest in AmeriGas Partners                   (11.1)            (16.7)            (12.7)            (13.7)
                                                    ------------    --------------    --------------    --------------
Income before income taxes and
    subsidiary preferred stock dividends                  45.1              51.8              91.8              92.2
Income taxes                                             (19.6)            (23.2)            (40.0)            (40.2)
Dividends on UGI Utilities Series
    Preferred Stock                                       (0.7)             (0.7)             (2.8)             (2.8)
                                                    ------------    --------------    --------------    --------------
Net income                                          $     24.8      $       27.9      $       49.0      $       49.2
                                                    ============    ==============    ==============    ==============

Earnings per share:
    Basic                                           $      0.75     $        0.84     $        1.49     $        1.48
                                                    ============    ==============    ==============    ==============

    Diluted                                         $      0.75     $        0.84     $        1.48     $        1.48
                                                    ============    ==============    ==============    ==============

Average common shares outstanding:
    Basic                                                 32.927            33.140            32.995            33.091
                                                    ============    ==============    ==============    ==============

    Diluted                                               33.081            33.237            33.101            33.188
                                                    ============    ==============    ==============    ==============

Dividends declared per share                        $      0.36     $        0.355    $        1.435    $        1.415
                                                    ============    ==============    ==============    ==============






The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)



                                                                      Three Months Ended        Twelve Months Ended
                                                                         December 31,               December 31,
                                                                    ----------------------     -----------------------
                                                                      1997         1996           1997          1996
                                                                    --------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $  24.8      $   27.9      $   49.0      $   49.2
    Reconcile to net cash provided (used) by
       operating activities:
          Depreciation and amortization                                21.6          21.7          86.0          86.3
          Minority interest in AmeriGas Partners                       11.1          16.7          12.7          13.7
          Deferred income taxes, net                                    0.9           1.8          (3.1)          9.3
          Other, net                                                   (0.1)         (0.5)          4.5          (5.9)
                                                                    --------     ---------     ---------     ---------
                                                                       58.3          67.6         149.1         152.6
          Net change in:
             Accounts receivable and accrued utility revenues         (87.6)       (119.6)         25.2         (46.0)
             Inventories and prepaid propane purchases                 11.9          (8.8)         17.1         (36.5)
             Deferred fuel adjustments                                  2.2           1.2           5.6          (9.5)
             Pipeline transition and producer settlement
                recoveries (costs), net                                 0.2          (0.4)         (1.2)          2.0
             Accounts payable                                           2.2          42.2         (31.5)         41.1
             Other current assets and liabilities                      (2.1)          2.0           8.6          10.6
                                                                    --------     ---------     ---------     ---------
          Net cash provided (used) by operating activities            (14.9)        (15.8)        172.9         114.3
                                                                    --------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                    (15.6)        (17.1)        (67.3)        (62.3)
    Net proceeds from disposals of assets                               3.1           0.7          16.8           3.8
    Acquisitions of businesses, net of cash acquired                   (1.4)         (0.9)        (12.1)        (21.3)
    Short-term investments increase                                    (8.4)         (9.3)        (41.4)        (22.5)
    Other, net                                                         (3.7)          0.5          (6.4)          0.7
                                                                    --------     ---------     ---------     ---------
          Net cash used by investing activities                       (26.0)        (26.1)       (110.4)       (101.6)
                                                                    --------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on Common Stock                                         (11.9)        (11.8)        (47.3)        (46.7)
    Distributions on Partnership public Common Units                   (9.7)         (9.7)        (38.8)        (38.7)
    Issuance of long-term debt                                         33.0           7.7          54.2          44.7
    Repayment of long-term debt                                        (1.8)         (9.4)        (21.8)        (18.9)
    Propane bank loans increase (decrease)                             47.0          55.0          (2.0)         52.0
    UGI Utilities bank loans increase (decrease)                       (4.3)         18.8          (6.6)         24.8
    Issuance of Common Stock                                            4.9           1.3          15.3           9.9
    Repurchases of Common Stock                                        (1.5)         (2.5)        (18.2)         (7.9)
                                                                    --------     ---------     ---------     ---------
          Net cash provided (used) by financing activities             55.7          49.4         (65.2)         19.2
                                                                    --------     ---------     ---------     ---------


Cash and cash equivalents increase (decrease)                       $  14.8      $    7.5      $   (2.7)     $   31.9
                                                                    ========     =========     =========     =========

CASH AND CASH EQUIVALENTS:
    End of period                                                   $  78.8      $   81.5      $   78.8      $   81.5
    Beginning of period                                                64.0          74.0          81.5          49.6
                                                                    --------     ---------     ---------     ---------
       Increase (decrease)                                          $  14.8      $    7.5      $   (2.7)     $   31.9
                                                                    ========     =========     =========     =========


During the twelve months ended December 31, 1997 and 1996, UGI Utilities, Inc. paid cash dividends to UGI of $36.7 and $21.3, respectively. During the twelve months ended December 31, 1997 and 1996, AmeriGas, Inc. paid cash dividends to UGI of $56.2 and $49.4, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $47.3 and $46.7, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)



1.          BASIS OF PRESENTATION

            UGI Corporation (UGI) is a holding company with two principal businesses. UGI's utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. (UGI Utilities), which owns and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania (together referred to herein as "Utilities"). UGI conducts a national propane distribution business through AmeriGas Partners, L.P. (AmeriGas Partners) and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. The Operating Partnership is the largest retail propane distributor in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 45 states, including Alaska and Hawaii. UGI also conducts an energy marketing business through its wholly owned subsidiary, UGI Enterprises, Inc. (UGI Enterprises).

            At December 31, 1997, UGI, through wholly owned subsidiaries, held an effective 2% general partner interest and a 56.6% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.4% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. A second-tier subsidiary of UGI serves as the general partner of AmeriGas Partners and the Operating Partnership.

            The condensed consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries (collectively, "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The public unitholders' interest in AmeriGas Partners' results of operations and net assets is reflected as minority interest in the condensed consolidated statements of income and balance sheets. Certain prior-period balances have been reclassified to conform with the current period presentation.

            The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)




            notes thereto included in the Company's Annual Report on Form
            10-K for the year ended September 30, 1997. Due to the seasonal nature of the Company's businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                  (unaudited)
                (Millions of dollars, except per share amounts)

2.     SEGMENT INFORMATION

       Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                           Three Months Ended             Twelve Months Ended
                                                               December 31,                   December 31,
                                                       --------------------------     ---------------------------
                                                           1997           1996            1997             1996
                                                       -----------    -----------     -----------     -----------
REVENUES
--------
     Propane                                           $    302.9     $    360.1      $  1,020.6      $  1,087.5
     Gas utility                                            116.9          115.8           390.2           401.6
     Electric utility                                        18.6           18.4            72.3            70.8
     Energy marketing                                        32.8           35.3           100.5           100.4
                                                       -----------    -----------     -----------     -----------
        Total                                          $    471.2     $    529.6      $  1,583.6      $  1,660.3
                                                       ===========    ===========     ===========     ===========


OPERATING INCOME (LOSS)
-----------------------
     Propane                                           $     45.5     $     59.2      $    103.4      $    104.4
     Gas utility                                             28.3           28.6            74.5            74.5
     Electric utility                                         3.1            3.0            10.8             9.4
     Energy marketing                                         0.5            0.8             1.4             4.3
     Corporate general and other                              0.2           (2.0)           (2.2)           (6.0)
                                                       -----------    -----------     -----------     -----------
        Total                                          $     77.6     $     89.6      $    187.9      $    186.6
                                                       ===========    ===========     ===========     ===========


DEPRECIATION AND AMORTIZATION
-----------------------------
     Propane - depreciation                            $      9.6     $      9.6      $     38.6      $     38.5
     Propane - amortization                                   6.5            6.4            25.8            25.6
     Gas utility                                              4.4            4.6            16.9            17.9
     Electric utility                                         0.9            1.0             4.2             4.0
     Corporate general and other                              0.2            0.1             0.5             0.3
                                                       -----------    -----------     -----------     -----------
        Total                                          $     21.6     $     21.7      $     86.0      $     86.3
                                                       ===========    ===========     ===========     ===========


IDENTIFIABLE ASSETS
-------------------
     (at period end)
     Propane                                           $  1,383.9     $  1,465.9      $  1,383.9      $  1,465.9
     Gas utility                                            620.3          595.4           620.3           595.4
     Electric utility                                        86.6           86.4            86.6            86.4
     Energy marketing                                        22.2           21.6            22.2            21.6
     Corporate general and other                            131.0           93.8           131.0            93.8
                                                       -----------    -----------     -----------     -----------
        Total                                          $  2,244.0     $  2,263.1      $  2,244.0      $  2,263.1
                                                       ===========    ===========     ===========     ===========

OPERATING STATISTICS
--------------------
     Propane sales - millions of gallons:
           Retail                                           248.6          251.7           804.3           862.8
           Wholesale                                         82.7           68.6           232.7           259.1
     Natural gas system throughput -
           billions of cubic feet                            22.7           24.6            78.3            84.9
     Electric sales - millions of kilowatt hours            227.8          223.7           872.5           883.6

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)



3.          ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

            On August 7, 1997, Electric Utility filed with the Pennsylvania Public Utility Commission (PUC) its restructuring plan pursuant to the Electricity Generation Customer Choice and Competition Act (Customer Choice Act). The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $.5 million) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buyout or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing in June 1998.

            The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the peak load of each customer class. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. The implementation of the pilot program did not have a material effect on Electric Utility's results of operations.

            Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)



            Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the Customer Choice Act to have a material adverse effect on its financial condition or results of operations.

4.          COMMITMENTS AND CONTINGENCIES

            The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane) relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $64.0 million. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership's having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

            The Company, along with other companies, has been named as a potentially responsible party (PRP) in several administrative proceedings and private party recovery actions for the cleanup or recovery of costs associated with cleanup of various waste sites, including some Superfund sites. In addition, the Company has identified environmental contamination at several of its properties and has voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

            At sites in which a former subsidiary of UGI Utilities operated a manufactured gas plant, UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage caused by subsidiary companies when the parent company exercised such substantial control over the subsidiary

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Million of dollars, except per share amounts)


            that the court concluded that the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the level of control exercised by UGI Utilities over the subsidiary satisfies the standard described above. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

            The Company's policy is to accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. The Company intends to pursue recovery of any incurred costs through all appropriate means, including regulatory relief, although such recovery cannot be assured. Gas Utility is currently permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. Gas Utility will be permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred removal costs.

            In addition to these environmental matters, there are various other pending claims and legal actions arising in of the normal course of the Company's businesses. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

5.     EARNINGS PER SHARE

       The Company adopted SFAS No. 128, "Earnings Per Share" (SFAS 128) during the quarter ended December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share and simplifies the previous standards for computing earnings per share found in Accounting Principles Board Opinion No. 15. SFAS 128 requires restatement of all prior-period earnings per share data presented. The following table reflects the reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented:


                                                Three Months Ended         Twelve Months Ended
                                                    December 31,               December 31,
                                             -------------------------   -------------------------
                                                 1997          1996          1997         1996
                                             -----------   -----------   -----------   -----------

Numerator:
   Net income (applicable to basic
       and diluted earnings per share)       $    24.8     $    27.9     $    49.0     $    49.2
                                             ===========   ===========   ===========   ===========

Denominator (millions of shares):
   Basic earnings per share                       32.927        33.140        32.995        33.091
   Incremental shares issuable upon
      exercise of stock options                    0.154         0.097         0.106         0.097
                                             -----------   -----------   -----------   -----------

   Diluted earnings per share                     33.081        33.237        33.101        33.188
                                             ===========   ===========   ===========   ===========





Basic earnings per common share              $     0.75    $     0.84    $     1.49    $     1.48
                                             ===========   ===========   ===========   ===========

Diluted earnings per common share            $     0.75    $     0.84    $     1.48    $     1.48
                                             ===========   ===========   ===========   ===========

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for the three months ended December 31, 1997 (1997 three-month period) with the three months ended December 31, 1996 (1996 three-month period) and the twelve months ended December 31, 1997 (1997 twelve-month period) with the twelve months ended December 31, 1996 (1996 twelve-month period). The Company's results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements. Due to the seasonality of the Company's businesses, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

1997 THREE-MONTH PERIOD COMPARED WITH 1996 THREE-MONTH PERIOD

CONSOLIDATED RESULTS

----------------------------------------------------------------------------------------
Three Months Ended December 31,          1997          1996            Decrease
----------------------------------------------------------------------------------------
(Millions of dollars, except per share)


Revenues                                $471.2        $529.6       $(58.4)      (11.0)%

Total margin                            $198.4        $216.0       $(17.6)       (8.1)%

Operating income                        $ 77.6        $ 89.6       $(12.0)      (13.4)%

Net income                              $ 24.8        $ 27.9       $ (3.1)      (11.1)%

Net income per share (diluted)          $  .75        $  .84       $ (.09)      (10.7)%
----------------------------------------------------------------------------------------

The Company's net income in the 1997 three-month period decreased principally due to the effects of lower retail unit margins experienced by the Partnership.


PROPANE

--------------------------------------------------------------------------------------
Three Months Ended December 31,          1997        1996             Decrease
--------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions           248.6        251.7         (3.1)       (1.2)%

Degree days - % colder (warmer)
   than normal                             4.3         (1.6)         -           -

Revenues                                $302.9       $360.1       $(57.2)      (15.9)%

Total margin                            $139.7       $155.4       $(15.7)      (10.1)%

Operating income                        $ 45.5       $ 59.2       $(13.7)      (23.1)%

EBITDA(a)                               $ 61.6       $ 75.2       $(13.6)      (18.1)%
--------------------------------------------------------------------------------------


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


Retail volumes of propane sold during the 1997 three-month period were slightly lower than in the prior-year period. Wholesale volumes of propane sold were
14.1 million gallons higher in the 1997 three-month period due to increased sales of low margin storage inventories.

Total revenues from retail propane sales decreased $45.7 million to $240.2 million reflecting a $42.2 million decrease as a result of lower average retail propane selling prices and a $3.5 million decrease resulting from the lower volumes sold. Unlike the prior-year period when the Partnership's higher propane prices reflected significantly higher propane product costs, selling prices in the 1997 three-month period reflected significantly lower propane product costs. The spot price of propane at Mont Belvieu, Texas, a major U.S. storage and distribution hub, increased dramatically during the three months ended December 31, 1996, rising to a quarterly high of 75 cents per gallon on December 16, 1996. In contrast to spot market conditions existing during the 1996 three-month period, spot prices at Mont Belvieu during the 1997 three-month period declined closing at a price of 32.5 cents a gallon on December 31, 1997 compared with 40 cents a gallon on September 30, 1997. Notwithstanding the higher wholesale volumes, wholesale propane revenues decreased $8.7 million to $37.3 million during the 1997 three-month period reflecting lower average wholesale propane selling prices. Other revenues decreased $2.8 million to $25.4 million in the 1997 three-month period due in part to lower appliance sales revenues.

Total propane margin decreased $15.7 million to $139.7 million in the 1997 three-month period principally reflecting the impact of lower average retail unit margins and, to a much lesser extent, the reduced retail volumes of propane sold. Unit margins were lower in the 1997 three-month period than in the prior-year period which benefitted from fuel supply and pricing strategies that were especially effective as a result of the unique market conditions existing at the time. Although the Partnership's propane product costs were significantly higher in the 1996 three-month period, the Partnership benefitted from favorable fixed-price supply arrangements and, to a lesser extent, derivative commodity instruments.

The decrease in operating income and EBITDA during the 1997 three-month period principally reflects the impact of the lower total margin and a decrease in miscellaneous income partially offset by lower operating expenses. Total operating expenses of the Partnership were $80.9 million in the 1997 three-month period compared with the $83.6 million in the 1996 three-month period. The decrease in operating expenses is primarily a result of a reduction in workers'

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


compensation expense reflecting the benefit of safety improvement programs initiated in 1996. Miscellaneous income of the Partnership in the three months ended December 31, 1997 was $.7 million less than in the prior-year period due principally to lower interest income.

UTILITIES

-----------------------------------------------------------------------------------------------------------------
                                                                                           Increase
Three Months Ended December 31,                    1997          1996                     (Decrease)
-----------------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
 Natural gas system  throughput - bcf              22.7             24.6              (1.9)             (7.7)%
 Degree days - % warmer than normal                (1.6)            (3.2)                -                -
 Revenues                                       $ 116.9          $ 115.8             $ 1.1                .9%
 Total margin (a)                               $  48.6          $  50.6             $(2.0)             (4.0)%
 Operating income                               $  28.3          $  28.6             $ (.3)             (1.0)%



ELECTRIC UTILITY:

 Electric sales - gwh                             227.8            223.7               4.1               1.8%
 Revenues                                        $ 18.6           $ 18.4             $  .2               1.1%
 Total margin (a)                                $  8.9           $  8.8             $  .1               1.1%
 Operating income                                $  3.1           $  3.0             $  .1               3.3%
-----------------------------------------------------------------------------------------------------------------

       bcf - billions of cubic feet. gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended December 31, 1997 was 1.6% warmer than normal but 1.6% colder than weather in the prior-year period. Notwithstanding the colder weather, total system throughput decreased 7.7% during the 1997 three-month period principally reflecting a decrease in low-margin interruptible delivery service volumes resulting from the January 1997 shut-down of a gas-fired cogeneration facility. Volumes of gas sold to firm-residential, firm-commercial and firm-industrial (collectively, "core market") customers were comparable with the prior year.

The increase in Gas Utility's total revenues during the 1997 three-month period is due principally to a $1.4 million increase in revenues from sales to customers outside Gas Utility's distribution system (off-system sales) and a $.8 million increase in core market revenues (resulting primarily from higher purchased gas cost (PGC) rates) partially offset by a decrease in revenues from

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



interruptible customers. Cost of gas sold by the Gas Utility was $63.6 million during the 1997 three-month period, an increase of $3.0 million from the prior-year period, reflecting the increase in off-system sales and higher PGC rates.

Gas Utility total margin during the 1997 three-month period was $2.0 million lower than in the prior-year period principally reflecting a $1.7 million decrease in total margin from interruptible customers. Total margin from Gas Utility core market customers during the 1997 three-month period was virtually unchanged from the prior year.

Although 1997 three-month period total margin decreased $2.0 million from the prior-year period, Gas Utility operating income decreased only $.3 million principally as a result of lower operating expenses and slightly higher miscellaneous income. Operating and administrative expenses decreased $1.3 million during the 1997 three-month period primarily as a result of income from an expected insurance recovery as well as a decrease in distribution system maintenance expenses partially offset by higher gas supply expenses.

ELECTRIC UTILITY. Electric Utility sales increased slightly during the 1997 three-month period on weather which was 4.3% colder than last year. Electric Utility revenues and cost of sales increased $.2 million reflecting the effects of the higher sales. Pursuant to the provisions of the Customer Choice Act, Electric Utility's rates were capped at levels in effect on January 1, 1997. Consequently, the rates Electric Utility could charge customers were the same in both periods.

Electric Utility total margin and operating income were essentially equal with the prior-year period. Although Electric Utility's rates, including rates associated with the recovery of energy costs, have been capped as of January 1, 1997, such rate caps did not materially affect Electric Utility results during the 1997 three-month period. In addition, the implementation of Electric Utility's pilot program pursuant to the Customer Choice Act did not have a material effect on Electric Utility's results of operations.

ENERGY MARKETING

--------------------------------------------------------------------------------------------------------
Three Months Ended December 31,                  1997             1996                Decrease
--------------------------------------------------------------------------------------------------------
(Millions of dollars)


Revenues                                       $32.8             $35.3          $(2.5)            (7.1)%
Total margin                                   $ 1.2             $ 1.2          $   -               -  %
Operating income                               $  .5             $  .8          $ (.3)           (37.5)%
--------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Total revenues from energy marketing in the 1997 three-month period decreased due to the effects of lower billed volumes partially offset by higher average natural gas prices. The decrease in billed volumes was due principally to the loss of volume from the previously mentioned shut-down of a gas-fired cogeneration facility on the Gas Utility's distribution system. Total margin for the 1997 three-month period was virtually unchanged from the 1996 three-month period. Operating income from energy marketing was $.5 million in the 1997 three-month period compared with $.8 million in the prior-year period principally reflecting slightly higher operating expenses and lower miscellaneous income.

CORPORATE GENERAL AND OTHER

Operating income (loss) from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $.2 million in the 1997 three-month period compared with $(2.0) million in the prior-year period. Operating income in the 1997 three-month period reflects a $1.2 million pre-tax gain from the sale of UTI Corp. (UTI) Common Stock received in conjunction with the mid-1980's disposition of the Company's oilfield service businesses and higher interest income on cash and short-term investments.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $21.4 million in the 1997 three-month period from $21.1 million in the prior-year period principally as a result of higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities. The effective income tax rate on pre-tax income for the three months ended December 31, 1997 was 43.5% compared with a rate of 44.8% for the three months ended December 31, 1996.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



1997 TWELVE-MONTH PERIOD COMPARED WITH 1996 TWELVE-MONTH PERIOD

CONSOLIDATED RESULTS

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Increase
Twelve Months Ended December 31,                             1997               1996               (Decrease)
-------------------------------------------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                                   $1,583.6           $1,660.3        $(76.7)        (4.6)%
Total margin                                               $  667.3           $  686.9        $(19.6)        (2.9)%
Operating income                                           $  187.9           $  186.6        $  1.3           .7 %
Net income                                                 $   49.0           $   49.2        $  (.2)         (.4)%
Net income per share (diluted)                             $   1.48           $   1.48        $    -            - %
-------------------------------------------------------------------------------------------------------------------------

The Company's results in the 1997 twelve-month period reflect lower total margin from the Partnership and Gas Utility due in large part to the effects of warmer heating-season weather. The decrease in total margin, however, was substantially offset by reduced operating expenses in the Partnership and Gas Utility as well as an increase in miscellaneous income.

PROPANE

----------------------------------------------------------------------------------------------------------------------------------
Twelve Months Ended December 31,                                 1997                     1996                 Decrease
----------------------------------------------------------------------------------------------------------------------------------
(Millions of dollars)


Retail gallons sold - millions                                    804.3                    862.8           (58.5)        (6.8)%

Degree days - % colder (warmer) than normal                        (3.1)                     1.0             -             -
Revenues                                                       $1,020.6                 $1,087.5          $(66.9)        (6.2)%
Total margin                                                   $  461.7                 $  475.8          $(14.1)        (3.0)%
Operating income                                               $  103.4                 $  104.4          $ (1.0)        (1.0)%
EBITDA (a)                                                     $  167.8                 $  168.5          $  (.7)         (.4)%
----------------------------------------------------------------------------------------------------------------------------------

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

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Retail volumes of propane sold decreased in the 1997 twelve-month period principally reflecting the effects of warmer heating-season weather during the period January to March 1997 and price-induced customer conservation efforts. Wholesale volumes of propane sold decreased 26.4 million gallons to 232.7 million gallons in the twelve months ended December 31, 1997 principally due to reduced low-margin sales of storage inventories.

Total revenues from retail propane sales decreased $40.5 million to $822.5 million reflecting a $58.5 million decrease as a result of the lower volumes sold partially offset by an $18.0 million increase from higher average retail propane selling prices. Wholesale propane revenues decreased $19.7 million to $117.3 million in the 1997 twelve-month period reflecting the lower wholesale volumes sold. Other revenues decreased $6.7 million to $80.8 million principally reflecting lower hauling and appliance sales revenues.

Total margin was lower in the 1997 twelve-month period principally reflecting the impact of the reduced volumes of propane sold partially offset by higher average retail unit margins. Average unit margins early in the 1996 twelve-month period were lower reflecting, in part, the impact of certain sales and marketing programs.

Although total propane margin was lower in the 1997 twelve-month period, EBITDA and operating income were virtually unchanged from the prior year as a result of lower operating expenses and higher miscellaneous income. Total operating expenses of the Partnership were $313.7 million in the 1997 twelve-month period compared with $324.1 million in the 1996 twelve-month period. The 1996 twelve-month period operating expenses are net of $4.4 million from a refund of insurance premium deposits and $3.3 million from a reduction in accrued environmental costs recorded in the quarter ended March 31, 1996. The $18.1 million decrease in operating expenses during the twelve months ended December 31, 1997, after adjusting for these items, primarily reflects lower required accruals for general and automobile liability and workers' compensation costs and lower customer equipment repairs and maintenance expense as well as reduced sales and marketing expenses and lower fees for professional services. Miscellaneous income increased $3.7 million in the 1997 twelve-month period principally from $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. which owns and operates a liquefied petroleum gas storage terminal in Chesapeake, Virginia.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)






UTILITIES

----------------------------------------------------------------------------------------------
                                                                              Increase
Twelve Months Ended December 31,               1997           1996           (Decrease)
----------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:

  Natural gas system throughput - bcf            78.3          84.9        (6.6)       (7.8)%
  Degree days - % colder (warmer) than
    normal                                       (4.2)           .9         -           -
  Revenues                                     $390.2        $401.6      $(11.4)       (2.8)%
  Total margin                                 $166.7        $171.0      $ (4.3)       (2.5)%
  Operating income                             $ 74.5        $ 74.5      $   -            - %



ELECTRIC UTILITY:
  Electric sales - gwh                          872.5         883.6      $(11.1)       (1.3)%
  Revenues                                     $ 72.3        $ 70.8      $  1.5         2.1 %
  Total margin                                 $ 35.3        $ 33.8      $  1.5         4.4 %
  Operating income                             $ 10.8        $  9.4      $  1.4        14.9 %
----------------------------------------------------------  ----------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1997 twelve-month period was warmer than in the 1996 twelve-month period. Total system throughput declined principally as a result of the effects of the warmer weather on core market sales as well as a decrease in low-margin interruptible delivery service volumes associated with the January 1997 shut-down of a gas-fired cogeneration facility.

Gas Utility revenues were $11.4 million lower in the 1997 twelve-month period as a result of a $20.0 million increase in core market revenues principally due to higher average PGC rates that was more than offset by a $21.4 million decrease in core market revenues from lower sales, an $8.5 million decrease in revenues from off-system sales, and lower revenues from interruptible customers. Cost of gas sold was $208.2 million during the 1997 twelve-month period, a decrease of $6.9 million from the same period in 1996, principally reflecting the reduced off-system and core market sales partially offset by the effects of higher average PGC rates.

Gas Utility total margin decreased in the twelve months ended December 31, 1997 principally reflecting a $5.6 million decrease in total margin from core market customers and a $1.6 million decrease in total margin from off-system sales partially offset by a $2.7 million increase in total margin from interruptible customers.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Although total margin was $4.3 million lower in the 1997 twelve-month period, Gas Utility operating income was virtually unchanged principally as a result of a $2.6 million decrease in operating expenses, a $.7 million decrease in depreciation and amortization, and higher miscellaneous income. The decrease in operating expenses includes lower distribution system expenses, lower general and administrative expenses and income from an expected insurance recovery partially offset by higher costs associated with environmental matters.

ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended December 31, 1997 than in the prior-year period due in part to warmer heating-season weather. The increase in Electric Utility revenues is principally a result of an increase in base rate revenues subsequent to July 19, 1996. Electric Utility cost of sales was $34.0 million, essentially unchanged from the prior-year period.

Electric Utility total margin during the 1997 twelve-month period increased principally as a result of the full year effect of higher base rates effective July 19, 1996. The increase in operating income reflects the increase in total margin.

ENERGY MARKETING

----------------------------------------------------------------------------------------------------------------
                                                                                           Increase
Twelve Months Ended December 31,                     1997             1996                (Decrease)
----------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                              $100.5          $100.4           $  .1               .1%
Total margin                                          $  3.6          $  6.3           $(2.7)           (42.9)%
Operating income                                      $  1.4          $  4.3           $(2.9)           (67.4)%
----------------------------------------------------------------------------------------------------------------

Total margin and operating income were lower in the 1997 twelve-month period compared with the 1996 twelve-month period principally due to lower average unit margins. The lower unit margins in the 1997 twelve-month period reflect the warmer winter weather's effect on natural gas prices and the value of pipeline capacity. Margins in the prior-year period benefitted from favorable gas supply purchases.

CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, was significantly lower in the 1997 twelve-month period reflecting $4.7 million in pre-tax gains from the sale of UTI Common Stock and higher interest income on temporary cash investments. Corporate general expenses in the prior-year period were lower reflecting adjustments of incentive accruals recorded in September 1996.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $83.4 million in the 1997 twelve-month period from $80.7 million in the 1996 twelve-month period principally as a result of higher Propane and Utilities' bank loans outstanding and higher levels of debt outstanding under the Partnership's Acquisition Facility. The Company's effective income tax rate in both the 1997 twelve-month period and the 1996 twelve-month period was 43.6%.

                       FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at December 31, 1997 totaled $1,038.6 million, an increase of $74.6 million from the amounts outstanding at September 30, 1997. The increase principally reflects a $60 million increase in combined borrowings under the Partnership's Revolving Credit and Acquisition facilities as well as the issuance of $20 million of notes under UGI Utilities' Series B Medium-Term Note program.

During the three months ended December 31, 1997, the Partnership declared and paid distributions on all limited partner units outstanding and the general partner interests for the quarter ended September 30, 1997. The Partnership's Minimum Quarterly Distribution (MQD) of 55 cents per limited partner unit for the quarter ended December 31, 1997 will be paid on February 18, 1998 to holders of record on February 10, 1998.

On December 29, 1997, the Company announced that it would repurchase up to 400,000 shares of its Common Stock from time to time on the open market. The Company plans to use the reacquired shares for its dividend reinvestment program and for other corporate purposes.

CASH FLOWS

The Company's consolidated cash and short-term investments totaled $152.5 million at December 31, 1997 compared with $129.4 million at September 30, 1997. These amounts include $107.5 million and $94.8 million, respectively, of cash and short-term investments held by UGI. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1997 are not necessarily indicative of the cash flows to be expected for a full year.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



OPERATING ACTIVITIES. Cash flows from operating activities during the three months ended December 31, 1997 reflect a net use of $(14.9) million compared with a net use of $(15.8) million in the comparable prior-year period. Cash flows from operations before changes in operating working capital were $58.3 million in the three months ended December 31, 1997 compared with $67.6 million in the prior-year period. The decrease principally reflects a reduction in the Partnership's operating income. Changes in operating working capital during the three months ended December 31, 1997 required $73.2 million of operating cash flow principally from an $87.6 million seasonal increase in accounts receivable and accrued utility revenues partially offset by an $11.9 million decrease in inventories and prepaid propane purchases. Changes in operating working capital during the three months ended December 31, 1996 required $83.4 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $15.6 million in the three months ended December 31, 1997 compared with $17.1 million in the same period in 1996. The decrease principally reflects lower Gas Utility capital expenditures. During the three months ended December 31, 1997, the Company increased its balance of short-term investments by $8.4 million compared with an increase of $9.3 million in the prior-year period. Cash used for other investing activities during the three months ended December 31, 1997 includes $3.4 million of loans issued to employees in conjunction with the Company's stock ownership policy for executives and key employees.

FINANCING ACTIVITIES. During the three months ended December 31, 1997, the Company paid cash dividends on Common Stock of $11.9 million compared with $11.8 million of cash dividends in the prior-year period. During the three months ended December 31, 1997, the Company issued $4.9 million of its Common Stock compared with $1.3 million during the three months ended December 31, 1996. The increase reflects greater exercises of employee stock options during the 1997 three-month period. During the three months ended December 31, 1997, the Company repurchased $1.5 million of its Common Stock compared with $2.5 million in the same period in the prior year. Also during each of the three-month periods ended December 31, 1997 and 1996, the Partnership paid distributions of $9.7 million to public unitholders (and $13.7 million to the General Partner) representing the MQD on all limited partner units and the general partner interests.

In order to meet seasonal working capital needs, the Partnership borrowed $47 million under its Revolving Credit Facility during the three months ended December 31, 1997 compared with borrowings of $55 million in the same period in 1996. During the three months ended December 31, 1997, UGI Utilities made net repayments of $4.3 million under its revolving credit agreements compared with net borrowings of $18.8 million in the prior-year period.

During the three months ended December 31, 1997, the Company issued $33.0 million of long-term debt including $20 million of 7.25% notes issued under the UGI Utilities' Series B Medium-Term Note program (the proceeds of which were used to reduce bank loans) and $13 million under the Partnership's Acquisition Facility. During the comparable prior-year

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)





period, the Company issued $7.7 million of long-term debt including $7 million under the Partnership's Acquisition Facility relating to acquisitions made prior to fiscal 1997. During the three months ended December 31, 1997, the Company repaid $1.8 million of long-term debt. In the prior-year three-month period, the Company made long-term debt repayments of $9.4 million which included UGI Utilities' repayment of $8.4 million of its Series First Mortgage Bonds.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On August 7, 1997, Electric Utility filed with the PUC its restructuring plan pursuant to the Customer Choice Act. The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of:
(1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $.5 million) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buyout or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing in June 1998.

Given the changing regulatory environment in the electric utility industry, the Company continues to evaluate its ability to apply the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" as it relates to its electric generation operations. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The Company believes its electric generation assets and related regulatory assets continue to satisfy the criteria of SFAS 71. If such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless some form of transition cost recovery is established by the PUC which would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to exit the merchant function of selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and the Company has provided testimony on such issues as the recovery of costs associated with its existing gas supply assets and the need for standards to assure reliability of future gas supplies. At the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. The Company will continue to monitor developments and participate, as appropriate, in the legislative process.


                           PART II OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

       (c) On October 14, 1997, UGI Corporation contributed 42,078 treasury shares of Common Stock ("Shares") to its wholly owned subsidiary AmeriGas, Inc. ("AmeriGas"). On the same date, in connection with the acquisition by merger of a corporation ("Target") by AmeriGas, the common stock of Target was exchanged for the 42,078 Shares (valued at $28.06 per share). UGI Corporation and AmeriGas effected the foregoing transactions in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended ("Act"). The Company believes that the transaction between AmeriGas and Target was exempt from registration under Section 4(2) of the Act because the subject securities were sold in a privately negotiated transaction to two accredited investors who where purchasing for investment without a view to further distribution.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    List of Exhibits:

              27 Financial Data Schedule

       (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    UGI Corporation
                               ----------------------------
                                     (Registrant)








Date:  February 13, 1998       By:  C.L. Ladner
------------------------       ---------------------------------------------
                               C. L. Ladner, Senior Vice President - Finance








Date:  February 13, 1998       By:  M. J. Cuzzolina
------------------------       ------------------------------------------------
                               M. J. Cuzzolina, Vice President - Accounting and
                               Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX







27          Financial Data Schedule