Form 10-K/A
period 1997-09-30
UGI CORP /PA/
filed 1998-03-26
CIK 884614

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

   The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1997 to include the financial statements required by Form 11-K with respect to the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth herein:

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

                        UGI CORPORATION AND SUBSIDIARIES

                                                                        Reference
                                                           ----------------------------------
                                                                                    Annual
                                                                                   Report to
                                                            Form 10-K            Shareholders
                                                               (page)                (page)
                                                           -------------         ------------

        Notes to Consolidated Financial
           Statements                                                              26 to 38

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 1997 and 1996                                                   38

Financial Statements for the UGI Utilities, Inc.
    Savings Plan                                           F-7 to F-27

Financial Statements for the AmeriGas Propane, Inc.
    Savings Plan                                           F-28 to F-48

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





ARTHUR ANDERSEN LLP

Chicago, Illinois
November 22, 1996

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                              FINANCIAL STATEMENTS

                 for the years ended September 30, 1997 and 1996

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN



                          INDEX TO FINANCIAL STATEMENTS






FINANCIAL STATEMENTS:                                                 Page(s)
                                                                  --------------


Reports of Independent Public Accountants                            F-9 to F-10

Financial Statements:

      Statements of Net Assets Available for Benefits at
           September 30, 1997 and 1996                              F-11 to F-12

      Statements of Changes in Net Assets Available for
           Benefits for the years ended September 30, 1997
           and 1996                                                 F-13 to F-14

      Notes to Financial Statements                                 F-15 to F-25


Item 27a - Schedule of Assets Held for Investment Purposes -
           September 30, 1997                                           F-26

Item 27d - Schedule of Reportable Transactions for the year
           ended September 30, 1997                                     F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Retirement Committee of
UGI Utilities, Inc.:

We have audited the accompanying statement of net assets available for benefits of the UGI Utilities, Inc. Savings Plan (the "Plan") as of September 30, 1997 and the related statement of changes in net assets available for benefits for the year then ended. These financial statements and the supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1997 and the changes in net assets available for benefits for the year then ended, in conformity with generally accepted accounting principles.


Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Chicago, Illinois
March 20, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


Retirement Committee
UGI Utilities, Inc.
Reading, Pennsylvania

We have audited the accompanying statement of net assets available for benefits of the UGI Utilities, Inc. Savings Plan (the "Plan") as of September 30, 1996 and the related statement of changes in net assets available for benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1996 and the changes in net assets available for benefits for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Fund Information in the statement of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The Fund Information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 17, 1997

                        UGI UTILITIES, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1997


                                                                                     Participant Directed
                                                               ---------------------------------------------------------------------
                                                                               Fidelity                     Fidelity      Fidelity
                                                                  Fixed         Equity       Fidelity         Cash      Intermediate
                                                                  Income        Income       Magellan       Reserves        Bond
                                                   Total           Fund          Fund          Fund           Fund          Fund
                                                   -----           ----          ----          ----           ----          ----
Trust investments (Note  3)                   $36,744,193      $4,407,963    $9,691,206    $10,856,466    $3,020,671    $  558,240
Loans to participants                           1,149,746
Employers' contributions receivable               988,310                       235,085        270,011        36,672        18,097
                                              -----------      ----------    ----------    -----------    ----------    ----------
   Net assets available for benefits          $38,882,249      $4,407,963    $9,926,291    $11,126,477    $3,057,343    $  576,337
                                              ===========      ==========    ==========    ===========    ==========    ==========



                                                                             Participant Directed
                                          ------------------------------------------------------------------------------------------
                                                          Fidelity
                                              UGI         Managed      Fidelity              Fidelity
                                             Common        Income    U.S. Equity              Growth         Fidelity
                                             Stock      Portfolio II    Index     Fidelity    Company        Overseas    Participant
                                              Fund          Fund         Fund       Fund       Fund          Fund          Loans
                                              ----          ----         ----       ----       ----          ----          -----
Trust investments (Note  3)               $2,766,116    $3,238,410    $ 760,750   $640,847   $585,598      $217,926
Loans to participants                                                                                                    $1,149,746
Employers' contributions receivable           70,233       224,489       40,928     38,291     40,001        14,503
                                          ----------    ----------    ---------   --------   --------      --------      ----------
   Net assets available for benefits      $2,836,349    $3,462,899    $ 801,678   $679,138   $625,599      $232,429      $1,149,746
                                          ==========    ==========    =========   ========   ========      ========      ==========



The accompanying notes are an integral part of these financial statements.

                        UGI UTILITIES, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1996


                                                                                     Participant Directed
                                                             ---------------------------------------------------------------------
                                                                            Fidelity                   Fidelity       Fidelity
                                                                 Fixed       Equity       Fidelity       Cash       Intermediate
                                                                Income       Income       Magellan     Reserves         Bond
                                                Total            Fund         Fund          Fund         Fund           Fund

                                           ----------------    -----------   -----------  -----------  -----------   ------------
ASSETS:
   Trust investments (Note  3)                 $ 28,366,565    $ 7,140,033   $ 6,383,430  $ 8,886,016  $ 3,263,178      $ 520,374
   Loans to participants                            869,685
   Employers' contributions receivable              959,756        280,221       208,261      273,753       34,178         22,322

                                           ----------------    -----------   -----------  -----------  -----------   ------------

     Total assets                                30,196,006      7,420,254     6,591,691    9,159,769    3,297,356        542,696
                                           ----------------    -----------   -----------  -----------  -----------   ------------



LIABILITIES:
   Purchases pending settlement                       4,528
                                           ----------------    -----------   -----------  -----------  -----------   ------------


     Net assets available for benefits         $ 30,191,478    $ 7,420,254   $ 6,591,691  $ 9,159,769  $ 3,297,356      $ 542,696
                                           ================    ===========   ===========  ===========  ===========   ============


                                                       Participant Directed
                                           ------------------------------------------------
                                                           Fidelity
                                               UGI          Managed         Fidelity
                                             Common         Income         U.S. Equity
                                              Stock      Portfolio II         Index
                                              Fund           Fund             Fund

                                            -----------  ----------------  ---------------
ASSETS:
   Trust investments (Note  3)              $ 2,173,534
   Loans to participants
   Employers' contributions receivable           70,034       $ 26,504 (1)     $ 10,329 (1)

                                            -----------  ----------------  ---------------

     Total assets                             2,243,568         26,504           10,329
                                            -----------  ----------------  ---------------



LIABILITIES:
   Purchases pending settlement                   4,528
                                            -----------  ----------------  ---------------


     Net assets available for benefits      $ 2,239,040       $ 26,504         $ 10,329
                                            ===========  ================  ===============


                                                                 Participant Directed
                                           ---------------------------------------------------------------
                                                              Fidelity
                                                               Growth           Fidelity
                                             Fidelity         Company          Overseas        Participant
                                                Fund             Fund             Fund             Loans
                                           -------------    -------------   --------------    ------------

ASSETS:
   Trust investments (Note  3)
   Loans to participants                                                                         $ 869,685
   Employers' contributions receivable       $ 13,419 (1)     $ 15,079 (1)      $ 5,656 (1)

                                           -------------    -------------   --------------    ------------

     Total assets                              13,419           15,079            5,656            869,685
                                           -------------    -------------   --------------    ------------



LIABILITIES:
   Purchases pending settlement
                                           -------------    -------------   --------------    ------------


     Net assets available for benefits       $ 13,419         $ 15,079          $ 5,656          $ 869,685
                                           =============    =============   ==============    ============


(1) - Amount represents employer contribution receivable allocated to new investment funds established effective October 1, 1996. See Note 1.

The accompanying notes are an integral part of these financial statements.

                        UGI UTILITIES, INC. SAVINGS PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1997



                                                                                      Participant Directed
                                                             ----------------------------------------------------------------------

                                                                              Fidelity                     Fidelity      Fidelity
                                                                 Fixed         Equity       Fidelity         Cash      Intermediate
                                                                 Income        Income       Magellan       Reserves        Bond
                                                  Total           Fund          Fund          Fund           Fund          Fund
                                                  -----           ----          ----          ----           ----          ----
Participants' contributions                  $ 2,856,432      $      296    $  631,171    $   797,428    $  124,475    $   61,994
Employers' contributions                         988,310                       235,085        270,011        36,672        18,097
Investment income:
     Interest                                    290,535         290,535
     Dividends                                 1,333,527                       468,812        300,106       168,173        33,003
     Net appreciation in
         value of investments                  5,397,064                     2,029,913      2,618,194                       7,711
Other                                             85,644           2,707        16,335         25,829         2,725           716
Transfers of participants'
   balances, net                                (293,614)     (2,705,141)      250,179     (1,791,901)     (307,293)      (65,478)
                                             -----------      ----------    ----------    -----------    ----------    ----------
                                              10,657,898      (2,411,603)    3,631,495      2,219,667        24,752        56,043

Less - Distributions to participants           1,967,127         600,688       296,895        252,959       264,765        22,402
                                             -----------      ----------    ----------    -----------    ----------    ----------
Net additions (deductions)                     8,690,771      (3,012,291)    3,334,600      1,966,708      (240,013)       33,641

Net assets available for benefits-
     beginning of year                        30,191,478       7,420,254     6,591,691      9,159,769     3,297,356       542,696
                                             -----------      ----------    ----------    -----------    ----------    ----------
Net assets available for benefits-
     end of year                             $38,882,249      $4,407,963    $9,926,291    $11,126,477    $3,057,343    $  576,337
                                             ===========      ==========    ==========    ===========    ==========    ==========

                                                                               Participant Directed
                                            --------------------------------------------------------------------------------------
                                                         Fidelity
                                             UGI         Managed      Fidelity              Fidelity
                                            Common        Income    U.S. Equity              Growth       Fidelity
                                            Stock      Portfolio II    Index     Fidelity    Company     Overseas       Participant
                                             Fund          Fund         Fund       Fund       Fund          Fund           Loans
                                             ----          ----         ----       ----       ----          ----           -----
Participants' contributions              $  224,609    $  756,986    $  67,827   $ 72,180   $ 89,650     $ 29,816
Employers' contributions                     70,233       224,489       40,928     38,291     40,001       14,503
Investment income:
     Interest
     Dividends                              135,772       175,949       10,658     25,090     10,374        5,590
     Net appreciation in
         value of investments               416,924                    120,615     90,550     85,884       27,273
Other                                         5,117        27,966        1,296      1,000      1,493          460
Transfers of participants'
   balances, net                           (128,585)    2,597,944      584,131    442,501    385,296      149,723       $  295,010
                                         ----------    ----------    ---------   --------   --------    ---------       ----------
                                            724,070     3,783,334      825,455    669,612    612,698      227,365          295,010

Less - Distributions to participants        126,761       346,939       34,106      3,893      2,178          592           14,949
                                         ----------    ----------    ---------   --------   --------    ---------       ----------
Net additions (deductions)                  597,309     3,436,395      791,349    665,719    610,520      226,773          280,061

Net assets available for benefits-
     beginning of year                    2,239,040        26,504       10,329     13,419     15,079        5,656          869,685
                                         ----------    ----------    ---------   --------   --------    ---------       ----------
Net assets available for benefits-
     end of year                         $2,836,349    $3,462,899    $ 801,678   $679,138   $625,599    $ 232,429       $1,149,746
                                         ==========    ==========    =========   ========   ========    =========       ==========


The accompanying notes are an integral part of these financial statements.

                        UGI UTILITIES, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1996




                                                                               Participant Directed
                                                   -------------------------------------------------------------------------------

                                                                  Fidelity                    Fidelity     Fidelity         UGI
                                                      Fixed        Equity        Fidelity       Cash     Intermediate     Common
                                                     Income        Income        Magellan     Reserves       Bond          Stock
                                         Total        Fund          Fund           Fund         Fund         Fund          Fund
                                     ------------  -----------   -----------   -----------  -----------  ------------   ----------


Participants' contributions           $ 2,807,081    $ 866,579     $ 578,811     $ 940,005    $ 137,318      $ 68,879    $ 215,489
Employers' contributions                  959,756      280,221       208,261       273,753       34,178        22,322       70,034
Investment income:
     Interest                             386,478      386,478
     Dividends                          2,485,610                    347,910     1,826,798      158,315        36,030      116,557
     Net appreciation (depreciation)
         in value of investments         (803,406)                   543,010    (1,570,399)                   (14,857)     238,840
Other                                      65,510       20,922        16,870        20,192        3,979           524        3,023
Transfers of participants'
   balances, net                         (144,981)  (1,544,571)      714,116      (429,185)     980,637       (30,046)      52,607
                                     ------------  -----------   -----------   -----------  -----------  ------------   ----------

                                        5,756,048        9,629     2,408,978     1,061,164    1,314,427        82,852      696,550

Less - Distributions to participants    1,722,374      388,661       436,751       438,832      364,744        16,211       58,461
                                     ------------  -----------   -----------   -----------  -----------  ------------   ----------

Net additions (deductions)              4,033,674     (379,032)    1,972,227       622,332      949,683        66,641      638,089

Net assets available for benefits-
     beginning of year                 26,157,804    7,799,286     4,619,464     8,537,437    2,347,673       476,055    1,600,951
                                     ------------  -----------   -----------   -----------  -----------  ------------   ----------

Net assets available for benefits-
     end of year                     $ 30,191,478  $ 7,420,254   $ 6,591,691   $ 9,159,769  $ 3,297,356     $ 542,696  $ 2,239,040
                                     ============  ===========   ===========   ===========  ===========  ============   ==========




                                                      Participant Directed
                                      --------------------------------------------------------------------------------------
                                            Fidelity
                                          Managed       Fidelity                       Fidelity
                                           Income       U.S. Equity                      Growth     Fidelity
                                        Portfolio II      Index        Fidelity        Company     Overseas      Participant
                                           Fund           Fund           Fund            Fund        Fund           Loans
                                     ---------------   ------------  -------------   ------------  ------------  -----------


Participants' contributions
Employers' contributions                 $ 26,504 (1)  $ 10,329 (1)  $ 13,419 (1)    $ 15,079 (1)  $ 5,656 (1)
Investment income:
     Interest
     Dividends
     Net appreciation (depreciation)
         in value of investments
Other
Transfers of participants'
   balances, net                                                                                                 $ 111,461
                                     ---------------   ------------  -------------   ------------  ------------  -----------

                                           26,504        10,329        13,419          15,079        5,656         111,461

Less - Distributions to participants                                                                                18,714
                                     ---------------   ------------  -------------   ------------  ------------  -----------

Net additions (deductions)                 26,504        10,329        13,419          15,079        5,656          92,747

Net assets available for benefits-
     beginning of year                          -             -             -               -            -         776,938
                                     ---------------   ------------  -------------   ------------  ------------  -----------

Net assets available for benefits-
     end of year                         $ 26,504      $ 10,329      $ 13,419        $ 15,079      $ 5,656       $ 869,685
                                     ===============   ============  =============   ============  ============  ===========




(1) - Amount represents employer contribution receivable allocated to new investment funds established effective October 1, 1996. See Note 1.


The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF THE PLAN

The following brief description of the UGI Utilities, Inc. Savings Plan (Plan) provides general information on the provisions of the Plan in effect on September 30, 1997 and during the periods covered by the financial statements. More complete information is included in the Plan document.

GENERAL. The Plan is a defined contribution plan covering employees of UGI Utilities, Inc. (UGI Utilities), its holding company parent UGI Corporation, and certain affiliated companies (collectively, the Employers). The Plan covers employees of the Employers having a minimum of one year of eligible service, as defined in the Plan document. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is administered by the UGI Utilities, Inc. Retirement Committee (Plan Administrator) whose members are appointed by the Board of Directors of UGI Utilities.

CONTRIBUTIONS. Subject to certain limitations, a participant may elect to contribute to the Plan on a before-tax basis through payroll reduction an amount equal to from 1% to 6%, in whole percentages, of eligible compensation. In addition, a participant may elect to contribute to the Plan on an after-tax basis through payroll deduction an amount equal to from 1% to 6%, in whole percentages, of eligible compensation provided that the combination of before-tax and after-tax contributions does not exceed 10% of eligible compensation. Effective October 1, 1996, a participant may increase the rate of his or her before-tax or after-tax contributions at any time. Prior to October 1, 1996, a participant could increase the rate of such contributions effective with the first payroll period after any January 1, April 1, July 1 and October 1 (Election Dates). A participant may reduce or suspend his or her before-tax or after-tax contributions at any time by filing a written request with the Plan Administrator. However, prior to October 1, 1996, a participant who suspended such contributions could only recommence such contributions effective with the first payroll period beginning after any subsequent Election Date. A participant will at all times be fully (100%) vested in the portion of his or her account attributable to participant contributions.

For each Plan year, each of the Employers may, at their discretion, make a contribution to the Plan equal to a percentage of participant before-tax and after-tax contributions, up to a total of 6% of compensation for each eligible participant. In order to be entitled to the Employers' matching contribution, a participant must be actively employed by any of the Employers as of the end of the Plan year. In addition, if a participant was employed by any of the Employers or an affiliated company during the Plan year and is retired, disabled (as defined), on a qualifying leave of absence, or died during the Plan year, such participant (or designated beneficiary) is eligible for that Plan year's matching contribution. Employers' contributions for the 1997 and 1996 Plan years, which were made in October 1997 and October 1996, respectively, were invested in

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


accordance with participant investment elections in effect on the dates of the contributions. A participant is fully vested in the portion of his or her account attributable to Employers' matching contributions upon the earlier of
(i) the completion of five years of service or (ii) the attainment of normal retirement age, total disability (as defined by the Plan document) or death while in the employ of the Employers or an affiliated company.

Forfeitures of amounts attributable to the Employers' matching contributions by participants with less than fully vested interests remain in the Plan and are available to reduce future Employer matching contributions. For the 1997 and 1996 Plan years, $5,000 and $12,593, respectively, in amounts attributable to Plan forfeitures were used to reduce the Employers' matching contributions. During the 1997 and 1996 Plan years, participants' balances of Employers' matching funds of $6,728 and $7,492, respectively, were forfeited. At September 30, 1997, there was $943 in accumulated amounts attributable to Plan forfeitures remaining in the Plan. At September 30, 1996, there were no accumulated amounts attributable to Plan forfeitures remaining in the Plan.

INVESTMENT FUNDS. A participant may elect to have his or her funds invested in one or more of the following funds:

         -          Fixed Income Fund

                    Generally, this fund consists of three-year guaranteed investment contracts with insurance companies. The 1996 Plan Year contract was placed with New York Life Insurance Company. The 1995 and 1994 Plan year contracts were placed with John Hancock Mutual Life Insurance Company. The investment objective of the fund is to provide a fixed rate of investment return guaranteed by the insurance companies for a specified period of time. The 1996 and 1995 Plan year contracts mature on September 30, 1998 and 1997, respectively. The 1994 Plan Year contract matured on September 30, 1996. Effective October 1, 1996, contributions to the Fixed Income Fund were discontinued. Participant account balances in the Fixed Income Fund are liquidated and reinvested in accordance with participant elections (or, if an election is not made, the default funds described below) as the guaranteed investment contracts mature.

         -          Fidelity Equity Income Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities and whose investment objective is to achieve current income and capital appreciation.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

         -          Fidelity Magellan Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of domestic, foreign, and multinational issuers and whose investment objective is to achieve capital appreciation over an extended period of time.

         -          Fidelity Cash Reserves Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise high-quality, short-term certificates of deposit, repurchase agreements, commercial paper or other similar short-term investments and whose investment objective is to achieve current income while maintaining a stable share price.

         -          Fidelity Intermediate Bond Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise investment-grade fixed income obligations including U.S. Government and corporate bonds and mortgage-backed securities with average maturities of three to ten years and whose investment objective is to achieve high current income.

         -          UGI Common Stock Fund


                    This fund invests principally in shares of UGI Corporation Common Stock. Participants in the fund do not individually own specific shares of UGI Corporation Common Stock but rather have an interest in the fund which invests in such shares. Effective November 8, 1996, the UGI Common Stock Fund was unitized in order to allow participants to perform certain transactions on a daily basis without having to wait for the purchase or sale of UGI Common Stock to settle. After its unitization, the UGI Common Stock Fund holds a small cash position to facilitate these transactions. The value of a unit in the UGI Common Stock Fund was initially set at $10.00 and is recalculated daily by dividing the total assets of the fund (comprising shares of UGI Corporation Common Stock and temporary cash investments) by the total number of units that have been allocated to participants' accounts. During the period November 8, 1996 to September 30, 1997, the range of high and low unit values of the UGI Common Stock Fund were $11.68 and $9.05, respectively.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Effective October 1, 1996, the following additional funds were established by the Plan:

         -          Fidelity Managed Income Portfolio II Fund

                    This fund is an unaffiliated commingled pool whose investments comprise principally guaranteed investment contracts offered by insurance companies and financial institutions and whose investment objective is to provide a fixed rate of investment return guaranteed by the insurance company or financial institution for a specified period of time, generally between one and seven years.

         -          Fidelity U. S. Equity Index Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally U.S. equity securities that broadly represent the U.S. stock market as measured by the Standard & Poor's Composite Index of 500 Stocks (S&P 500) and whose investment objective is to track the performance of the S&P 500.

         -          Fidelity Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity and fixed income securities of domestic and foreign issuers and whose investment objective is to achieve capital appreciation and current income.

         -          Fidelity Growth Company Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of companies with above average potential for growth and whose investment objective is to achieve capital appreciation over an extended period of time.

         -          Fidelity Overseas Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of foreign issuers in developed countries in the general geographic areas of the Americas (other than the United States), the Far East and Pacific Basin, and Western Europe. The fund's

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

      investment objective is to achieve capital appreciation over an extended period of time.

Effective November 15, 1996, participants may transfer amounts between funds (excluding transfers from the Fixed Income Fund prior to the expiration of the investment contracts) at any time with no limit. Prior to November 15, 1996, participants could transfer amounts between funds (excluding the Fixed Income Fund prior to the expiration of the investment contracts) at any time during a calendar quarter, limited to once each quarter. Participants may also change their investment elections for future contributions at any time during the quarter (not limited to once each quarter). In the absence of a participant's Fixed Income Fund reinvestment election, during the 1997 Plan Year and the 1996 Plan Year all amounts were reinvested in the Fidelity Managed Income Portfolio II Fund and the Fidelity Cash Reserves Fund, respectively.

Fidelity Management Trust Company is the Plan's trustee for all investment assets except for investment assets of the Fixed Income Fund for which Mellon Bank, N.A. is the Plan's trustee.

DISTRIBUTIONS. The Plan benefit of a participant who terminates employment as a result of retirement, death or total disability, as defined by the Plan document, shall be equal to the proceeds of liquidation of 100% of the balance of his or her account. Participants may elect to receive their interest in the UGI Common Stock Fund in the form of shares of UGI Corporation Common Stock. The Plan benefit of a participant who terminates employment for reasons other than retirement, death or total disability shall be equal to the proceeds of liquidation of the vested portion of his or her account. Where the amount to be distributed exceeds $3,500, no distribution shall be made to any Plan participant prior to his or her normal retirement date (the later of the fifth anniversary of the commencement of employment, or the attainment of age 65) unless the participant elects to receive such distribution. In those instances in which a participant elects such a distribution of his or her account, the date of the distribution will depend upon the timing of the receipt of the participant's distribution election form. Where the amount to be distributed does not exceed $3,500, a Plan participant's benefit will be distributed as soon as practicable. All distributions must be made or commence by April 1 of the calendar year following the year in which the participant attains age 70-1/2.

If a participant dies prior to receiving a distribution of his or her account, the participant's designated beneficiary shall be entitled to receive a lump-sum distribution of the proceeds of liquidation of 100% of the balance credited to the participant's account. Generally, the account will be distributed to the beneficiary as soon as practicable following the date of death. The designated beneficiary of a participant who is married at the time of the participant's death will be deemed to be the participant's spouse, unless the participant designated another beneficiary and the spouse consented to such designation in accordance with procedures specified by the Plan document.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

Generally, a participant may withdraw up to 50% of the balance of his or her account attributable to after-tax contributions (including amounts attributable to employer matching contributions thereon) at any time. However, the withdrawal must be in an amount of at least $250. If any portion of the amount withdrawn is attributable to Employer matching contributions, the participant's participation in the Plan will be suspended for the three-month period following the withdrawal. No more than one withdrawal in any calendar year is permitted from each of the matched and unmatched portions of a participant's after-tax contribution account.

A participant may withdraw before-tax contributions (and earnings attributable thereto credited as of December 31, 1988) only on account of financial hardship resulting from (a) medical expenses; (b) educational expenses; (c) foreclosure on a primary residence; or (d) purchase of a primary residence. A hardship withdrawal will be permitted if the Plan Administrator determines that (i) the withdrawal is on account of an immediate and heavy financial need of the participant and (ii) the withdrawal is necessary to satisfy such financial need.

While a participant is still employed by any of the Employers, withdrawals of the portion of the participant's employer matching contributions account, and post-1988 earnings attributable to participant before-tax contributions, are not permitted. However, such withdrawals are permitted if necessary to comply with the requirement of the Internal Revenue Code (IRC) that distributions commence by April 1 of the calendar year following the year in which the participant attains age 70-1/2.

LOAN PROVISION. The Plan includes an employee loan provision. Generally, at the time a loan is to be made, the amount of all loans to be outstanding may not exceed the lesser of (a) 50% of a participant's before-tax account balance, or
(b) $50,000 less the highest balance of any loan during the prior twelve-month period. Each loan bears interest at a rate determined in accordance with generally prevailing market conditions for similar types of loans. The minimum loan amount is $500. The amount of the loan withdrawn from a participant's account is allocated in proportion to the value of the participant's salary deferral account balance in each investment fund. Repayments, including interest, are made in equal installments through payroll deductions and are allocated to participant accounts in accordance with current investment elections. No loan may have a final maturity in excess of five years except if such loan proceeds are for the purchase of a principal residence in which case such loan may have a final maturity of up to ten years. No participant shall be permitted to have more than two loans outstanding at any time.

ADMINISTRATIVE EXPENSES. All administrative expenses of the Plan are chargeable to the Plan unless paid for by the Employers. The Employers currently pay such expenses. Mutual fund expenses are paid to fund managers from mutual fund assets.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

PLAN TERMINATION. Although it has not expressed any intent to do so, UGI Utilities has the right to terminate the Plan in whole or in part. In the event of a complete or partial termination of the Plan, the affected participants will become fully vested in their account balances.

VOTING RIGHTS OF UGI COMMON STOCK FUND PARTICIPANTS. A participant has the right to instruct the trustee of the Plan how to vote, at each meeting of shareholders, all shares of UGI Corporation Common Stock (including fractional shares) represented by the value of the participant's interest in the UGI Common Stock Fund, and a pro rata portion of unvoted shares. A participant also has the right to direct the trustee of the Plan whether or not to tender shares in response to a tender offer.

CHANGE IN PLAN YEAR. During the 1997 Plan Year, the Pension Committee of UGI Utilities' Board of Directors approved a change to the Plan's fiscal year from one ending on September 30 to one ending on December 31, effective January 1, 1999. The change in the Plan's fiscal year will result in a short Plan year for the period October 1, 1998 to December 31, 1998.

2.       ACCOUNTING POLICIES

Investments, other than contracts with insurance companies, are recorded at fair value generally based upon quoted market prices. The contracts with insurance companies included in the Fixed Income Fund approximate fair value and represent amounts on deposit with insurance companies plus accrued interest.

Dividend income is recorded on the record date. Interest earned on investments is recorded on the accrual basis. Purchases and sales of securities are recorded on a trade date basis.

The Plan presents in the Statement of Changes in Net Assets Available for Benefits the net appreciation (depreciation) in fair value of investments which consists of realized gains or losses and unrealized appreciation (depreciation) in the fair value of those investments.

Distributions are made to Plan participants based upon the fair value of each participant's investment account (except for investments of the Fixed Income Fund for which distributions are based upon contract value) as of the date of the distribution.

Transfers of participant balances represent amounts directed by participants to be transferred among investment funds, amounts transferred as a result of the maturity of group annuity contracts, and those amounts transferred to or from the AmeriGas Propane, Inc. Savings Plan, a related plan.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.    Trust Investments

The components of trust investments by fund at September 30, 1997 and 1996 are as follows:


                                                                                   September 30,
                                                                                1997          1996
                                                                            ------------   -----------
Fixed Income Fund
      Group annuity contracts with insurance companies:
            1996 Plan Year - 6.12%                                           $ 2,009,833   $ 1,848,109
            1995 Plan Year - 6.86%                                             2,398,130     2,670,488
            1994 Plan Year - 4.34%                                                  --       2,604,229
      Cash and temporary cash investments                                           --          17,207
                                                                             -----------   -----------
                                                                               4,407,963     7,140,033
                                                                             -----------   -----------


Fidelity Equity Income Fund (shares -- 1997 - 182,715; 1996 - 155,655)         9,691,206     6,383,430
                                                                             -----------   -----------


Fidelity Magellan Fund (shares -- 1997 - 108,728; 1996 - 116,844)             10,856,466     8,886,016
                                                                             -----------   -----------


Fidelity Cash Reserves Fund (shares -- 1997 - 3,020,671; 1996 - 3,263,178)     3,020,671     3,263,178
                                                                             -----------   -----------


Fidelity Intermediate Bond Fund (shares -- 1997 - 55,162; 1996 - 52,037)         558,240       520,374
                                                                             -----------   -----------

UGI Common Stock Fund
      UGI Corporation Common Stock (shares -- 1996 - 90,956)                        --       2,137,459
      UGI Corporation Unitized Stock Fund (units -- 1997 - 230,823)            2,730,641          --
      Cash and temporary cash investments                                           --           4,528
      Dividends receivable                                                        35,475        31,547
                                                                             -----------   -----------
                                                                               2,766,116     2,173,534
                                                                             -----------   -----------


Fidelity Managed Income Portfolio II Fund (shares -- 1997 - 3,238,410)         3,238,410
                                                                             -----------


Fidelity U.S. Equity Index Fund (shares -- 1997 - 22,173)                        760,750
                                                                             -----------


Fidelity Fund (shares -- 1997 - 21,227)                                          640,847
                                                                             -----------


Fidelity Growth Company Fund (shares -- 1997 - 11,757)                           585,598
                                                                             -----------


Fidelity Overseas Fund (shares -- 1997 - 5,940)                                  217,926
                                                                             -----------

Total trust investments - fair value, except for group annuity contracts
      which are carried at cost plus accrued interest                        $36,744,193   $28,366,565
                                                                             ===========   ===========

Total trust investments - cost                                               $29,926,254   $26,273,430
                                                                             ===========   ===========

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


The numbers of Plan participants with account balances by investment option at September 30, 1997 and 1996 were:

                                                1997                   1996
                                                ----                   ----
Fixed Income Fund:
    1996 Plan Year contract                      569                    612
    1995 Plan Year contract                      570                    611
    1994 Plan Year contract                        -                    623
Fidelity Equity Income Fund                      640                    593
Fidelity Magellan Fund                           701                    684
Fidelity Cash Reserves Fund                      498                    586
Fidelity Intermediate Bond Fund                  109                    123
UGI Common Stock Fund                            463                    469
Fidelity Managed Income Portfolio II Fund        591                      -
Fidelity U.S. Equity Index Fund                  134                      -
Fidelity Fund                                    122                      -
Fidelity Growth Company Fund                     129                      -
Fidelity Overseas Fund                            86                      -
Participant loans                                228                    191

The total number of Plan participants with account balances at September 30, 1997 and 1996 of 1,153 and 1,186, respectively, was less than the sum of the numbers of participants shown in the schedule above because many participants invest in more than one fund.

During the 1997 and 1996 Plan years, the Plan purchased, at market prices, 16,987 and 24,909 shares of UGI Corporation Common Stock directly from UGI Corporation for $397,544 and $546,778, respectively.

The Plan's principal financial instruments subject to credit risk are the investments of the separate investment funds. The degree and concentration of credit risk varies by fund depending upon the type and diversity of investments. The Schedule of Assets Held for Investment Purposes depicts the types of investment funds available and the proportionate share of assets held in each particular investment option.

4.       FEDERAL INCOME TAX STATUS

On July 31, 1995, the Internal Revenue Service issued a favorable determination letter concerning the qualified status of the Plan in effect as of September 30, 1994 under Section 401(a) of the IRC. The Plan has since been amended, however, the Plan Administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

IRC. No U.S. income taxes are required to be paid by the trust created under the Plan (the Trust) and participants are not taxed on Employers' contributions to the Trust or income earned by the Trust. When a participant, or his or her beneficiary or estate, receives a distribution under the Plan, the taxability of the value of such distribution depends on the form and time of payment.

                        UGI UTILITIES, INC. SAVINGS PLAN
           Item 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES


                                                                                September 30, 1997
                                                        ------------------------------------------------------------------
                                                            Number of
                                                            Shares or                           Fair Value /
                                                            Principal                             Contract
NAME OF ISSUER AND TITLE OF ISSUE                            Amount              Cost               Value            % (3)
---------------------------------                            ------              ----               -----            -----
FIXED INCOME FUND
Contracts with insurance companies: (1)
      1996 Plan Year -- New York Life - 6.12% (2)       $2,009,833            $ 2,009,833        $ 2,009,833         45.60%
      1995 Plan Year -- John Hancock - 6.86% (2)        $2,398,130              2,398,130          2,398,130         54.40%
                                                                              -----------        -----------        ------

                                                                                4,407,963          4,407,963        100.00%
                                                                              -----------        -----------        ------

FIDELITY EQUITY INCOME FUND (2) (4)                        182,715 shrs         6,597,887          9,691,206        100.00%
                                                                              -----------        -----------        ------

FIDELITY MAGELLAN FUND (2) (4)                             108,728 shrs         8,042,232         10,856,466        100.00%
                                                                              -----------        -----------        ------

FIDELITY CASH RESERVES FUND (2) (4)                      3,020,671 shrs         3,020,671          3,020,671        100.00%
                                                                              -----------        -----------        ------

FIDELITY INTERMEDIATE BOND FUND (4)                         55,162 shrs           566,384            558,240        100.00%
                                                                              -----------        -----------        ------

UGI COMMON STOCK FUND (2) (4)
UGI Corporation Unitized Stock Fund                        230,823 units        2,106,440          2,730,641         98.72%
Dividends receivable                                       $35,475                 35,475             35,475          1.28%
                                                                              -----------        -----------        ------

                                                                                2,141,915          2,766,116        100.00%
                                                                              -----------        -----------        ------

FIDELITY MANAGED INCOME
  PORTFOLIO II FUND (2) (4)                              3,238,410 shrs         3,238,410          3,238,410        100.00%
                                                                              -----------        -----------        ------

FIDELITY U.S. EQUITY INDEX FUND (4)                         22,173 shrs           657,846            760,750        100.00%
                                                                              -----------        -----------        ------

FIDELITY FUND (4)                                           21,227 shrs           553,079            640,847        100.00%
                                                                              -----------        -----------        ------

FIDELITY GROWTH COMPANY FUND (4)                            11,757 shrs           507,690            585,598        100.00%
                                                                              -----------        -----------        ------

FIDELITY OVERSEAS FUND (4)                                   5,940 shrs           192,177            217,926        100.00%
                                                                              -----------        -----------        ------

PARTICIPANT  LOANS
Loan principal outstanding (7.00% - 10.00%) (4)(5)                                     --          1,149,746        100.00%
                                                                              -----------        -----------        ------

Total - all funds                                                             $29,926,254        $37,893,939
                                                                              ===========        ===========


----------

(1) Group annuity contracts are carried at cost plus accrued interest. The respective insurance companies guarantee the repayment of principal and the crediting of interest under these contracts. The timing of the remittance of participant and employer contributions, if any, and other participant-directed transactions may cause the actual yield to vary from these rates. The 1996 and 1995 Plan year contracts are for three-year terms.

(2) Investment represents 5% or more of the net assets available for benefits.

(3) Percentages represent percentage of fair value / contract value of each fund.

(4)      Party in interest.

(5)      Range of interest rates for loans outstanding as of September 30, 1997.

                        UGI UTILITIES, INC. SAVINGS PLAN
               Item 27d - SCHEDULE OF REPORTABLE TRANSACTIONS (1)
                          YEAR ENDED SEPTEMBER 30, 1997


                                                                      Percent of                                        Net
                                       Total            Total         Beginning        Number of        Number of     Realized
TRANSACTION BY FUND OR CARRIER       Purchases          Sales         Net Assets       Purchases          Sales         Gains
------------------------------       ---------          -----         ----------       ---------          -----         -----
FIXED INCOME FUND
Group Annuity Contract -- 1994
     John Hancock - 4.34% (2)        $       --       $2,604,229          8.6%             --                1               --


FIDELITY EQUITY INCOME FUND          $2,682,802       $1,404,940         13.5%            155               73       $  221,995


FIDELITY MAGELLAN FUND               $1,915,794       $2,563,539         14.8%            161              109       $  339,788


FIDELITY CASH RESERVES FUND          $1,065,730       $1,308,237          7.9%            157              119               --


UGI COMMON STOCK FUND                $3,137,571       $2,961,313         20.2%            136               78       $   83,819


FIDELITY MANAGED INCOME
   PORTFOLIO II FUND                 $4,190,808       $  952,398         17.0%            143               94               --



----------



(1) A transaction or series of transactions within the plan year with or in conjunction with the same person, which exceeds 5% of the net assets available for benefits as of the beginning of the plan year.



(2) The insurance company guarantees the repayment of principal and the crediting of interest under this contract. The timing of the remittance of participant and employer contributions, if any, and other participant-directed transactions may cause the actual yield to vary from the stated rate. The contracts are for three-year terms.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                              FINANCIAL STATEMENTS

                 for the years ended September 30, 1997 and 1996

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN



                          INDEX TO FINANCIAL STATEMENTS




FINANCIAL STATEMENTS:                                                                               Page(s)
                                                                                                    -------
         Report of Independent Public Accountants                                                 F-30

         Financial Statements:

               Statements of Net Assets Available for Benefits at
                    September 30, 1997 and 1996                                                   F-31 to F-32

               Statements of Changes in Net Assets Available for
                    Benefits for the years ended September 30, 1997 and
                    1996                                                                          F-33 to F-34

               Notes to Financial Statements                                                      F-35 to F-46


         Item 27a - Schedule of Assets Held for Investment Purposes -
               September 30, 1997                                                                     F-47

         Item 27d - Schedule of Reportable Transactions for the year
               ended September 30, 1997                                                               F-48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Benefits Committee of
AmeriGas Propane, Inc.:

We have audited the accompanying statements of net assets available for benefits of the AmeriGas Propane, Inc. Savings Plan (the "Plan") as of September 30, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1997 and 1996, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.


Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP
Chicago, Illinois
March 20, 1998

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1997


                                                                            Participant Directed
                                                        ------------------------------------------------------------------

                                                        Fixed Income   Fidelity Equity   Fidelity Magellan   Fidelity Cash
                                            Total           Fund         Income Fund           Fund          Reserves Fund
                                            -----           ----         -----------           ----          -------------
Trust investments  (Note 3)              $125,883,630    $8,735,309      $30,711,643       $32,918,096        $29,213,828
Loans to participants                       2,874,200
                                         ------------    ----------      -----------       -----------        -----------
     Net assets available for benefits   $128,757,830    $8,735,309      $30,711,643       $32,918,096        $29,213,828
                                         ============    ==========      ===========       ===========        ===========


                                                                            Participant Directed
                                         ------------------------------------------------------------------------------------------
                                           Fidelity                  Fidelity Managed     Fidelity
                                         Intermediate   UGI Common        Income         U.S. Equity    Fidelity    Fidelity Growth
                                          Bond Fund     Stock Fund   Portfolio II Fund   Index Fund       Fund       Company Fund
                                          ---------     ----------   -----------------   ----------       ----       ------------
Trust investments  (Note 3)               $3,002,368    $2,276,655       $9,966,151      $3,014,426    $2,390,809     $2,709,675
Loans to participants
                                          ----------    ----------       ----------      ----------    ----------     ----------
     Net assets available for benefits    $3,002,368    $2,276,655       $9,966,151      $3,014,426    $2,390,809     $2,709,675
                                          ==========    ==========       ==========      ==========    ==========     ==========


                                          Participant Directed
                                         ----------------------
                                         Fidelity
                                         Overseas   Participant
                                           Fund        Loans
                                           ----        -----
Trust investments  (Note 3)              $944,670
Loans to participants                               $2,874,200
                                         --------   ----------
     Net assets available for benefits   $944,670   $2,874,200
                                         ========   ==========




          The accompanying notes are an integral part of these financial statements.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1996


                                                                                  Participant Directed
                                                             -------------------------------------------------------------------

                                                              Fixed Income   Fidelity Equity   Fidelity Magellan   Fidelity Cash
                                                   Total          Fund         Income Fund           Fund          Reserves Fund
                                                   -----          ----         -----------           ----          -------------
       Trust investments  (Note 3)              $71,442,814    $8,915,757      $18,463,499        $19,491,063       $18,200,799
       Loans to participants                      2,133,320
                                                -----------    ----------      -----------        -----------       -----------
            Net assets available for benefits   $73,576,134    $8,915,757      $18,463,499        $19,491,063       $18,200,799
                                                ===========    ==========      ===========        ===========       ===========


                                                                Participant Directed
                                                ----------------------------------------------------
                                                  Fidelity
                                                Intermediate   UGI Common      GIC       Participant
                                                 Bond Fund     Stock Fund      Fund         Loans
                                                 ---------     ----------      ----         -----
       Trust investments  (Note 3)              $1,677,205     $1,181,632   $3,512,859
       Loans to participants                                                              $2,133,320
                                                ----------     ----------   ----------    ----------
            Net assets available for benefits   $1,677,205     $1,181,632   $3,512,859    $2,133,320
                                                ==========     ==========   ==========    ==========



          The accompanying notes are an integral part of these financial statements.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1997

                                                                                        Participant Directed
                                                              ---------------------------------------------------------------------
                                                               Fixed Income   Fidelity Equity   Fidelity Magellan    Fidelity Cash
                                                  Total           Fund          Income Fund           Fund           Reserves Fund
                                             --------------   -------------   ---------------   -----------------   ---------------
 Merger of AmeriGas Propane, Inc.
      Pension Plan (Note 1)                   $  35,418,653    $ 6,778,721     $   5,074,664     $     8,246,264     $  14,525,846

 Participants' contributions                      6,574,791                        1,301,147           1,714,947           702,184
 Company contributions                            4,604,209                          916,658           1,194,047           528,321

 Investment income:
      Interest                                      648,429        567,171             1,265                 944               972
      Dividends                                   5,116,269                        1,615,956             940,404         1,593,522
      Net appreciation
           in value of investments               16,809,205                        7,065,909           8,097,367
 Other                                              159,555         (8,436)           35,923              42,355            19,813
 Transfers of participants' balances, net           293,614     (6,484,143)         (560,967)         (3,461,297)       (1,520,001)
                                             --------------   ------------    --------------    ----------------    --------------

                                                 69,624,725        853,313        15,450,555          16,775,031        15,850,657

 Less - Distributions to participants            14,443,029      1,033,761         3,202,411           3,347,998         4,837,628
                                             --------------   ------------    --------------    ----------------    --------------

 Net additions (deductions)                      55,181,696       (180,448)       12,248,144          13,427,033        11,013,029

 Net assets available for benefits-
      beginning of year                          73,576,134      8,915,757        18,463,499          19,491,063        18,200,799
                                             --------------   ------------    --------------    ----------------    --------------

 Net assets available for benefits-
      end of year                             $ 128,757,830    $ 8,735,309     $  30,711,643     $    32,918,096     $  29,213,828
                                             ==============   ============    ==============    ================    ==============


                                                                           Participant Directed
                                             --------------------------------------------------------------------------------
                                                Fidelity                     Fidelity Managed      Fidelity
                                              Intermediate    UGI Common         Income          U.S. Equity      Fidelity
                                               Bond Fund      Stock Fund    Portfolio II Fund     Index Fund        Fund
                                             -------------   ------------   -----------------   -------------   -------------
 Merger of AmeriGas Propane, Inc.
      Pension Plan (Note 1)                   $   356,982     $    59,105                        $    62,820     $     96,207

 Participants' contributions                      361,269         326,243    $       841,755         283,502          286,862
 Company contributions                            246,134         197,878            675,226         169,766          192,412

 Investment income:
      Interest                                        250              31                164             190              210
      Dividends                                   163,006          96,308            515,672          37,750           90,155
      Net appreciation
           in value of investments                 25,993         324,281                            465,414          317,293
 Other                                              9,382           3,428             25,352           5,590            4,130
 Transfers of participants' balances, net         324,398         175,958          9,111,487       2,120,814        1,437,298
                                             ------------    ------------   ----------------    ------------    -------------

                                                1,487,414       1,183,232         11,169,656       3,145,846        2,424,567

 Less - Distributions to participants             162,251          88,209          1,203,505         131,420           33,758
                                             ------------    ------------   ----------------    ------------    -------------

 Net additions (deductions)                     1,325,163       1,095,023          9,966,151       3,014,426        2,390,809

 Net assets available for benefits-
      beginning of year                         1,677,205       1,181,632               --              --               --
                                             ------------    ------------   ----------------    ------------    -------------

 Net assets available for benefits-
      end of year                             $ 3,002,368     $ 2,276,655    $     9,966,151     $ 3,014,426     $  2,390,809
                                             ============    ============   ================    ============    =============


                                                                            Participant Directed
                                              -------------------------------------------------------------------
                                                                  Fidelity
                                              Fidelity Growth     Overseas             GIC            Participant
                                               Company Fund         Fund               Fund              Loans
                                              ---------------   ------------       ------------       -----------
Merger of AmeriGas Propane, Inc.
     Pension Plan (Note 1)                      $   174,162      $    43,882

Participants' contributions                         576,969          179,913
Company contributions                               376,679          107,088

Investment income:
     Interest                                           149               81       $    77,002
     Dividends                                       42,342           21,154
     Net appreciation
          in value of investments                   404,016          108,932
Other                                                12,073            3,363              (260)       $    6,842
Transfers of participants' balances, net          1,186,162          492,967        (3,487,065)          958,003
                                              -------------     ------------       ------------       ----------
                                                  2,772,552          957,380        (3,410,323)          964,845

Less - Distributions to participants                 62,877           12,710           102,536           223,965
                                              ---------------   ------------       ------------       -----------

Net additions (deductions)                        2,709,675          944,670        (3,512,859)          740,880

Net assets available for benefits-
     beginning of year                                 --               --           3,512,859         2,133,320
                                              ---------------   ------------       ------------       -----------

Net assets available for benefits-
     end of year                                $ 2,709,675      $   944,670       $      --          $2,874,200
                                              =============     ============       ============       ==========



 The accompanying notes are an integral part of these financial statements.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1996


                                                                                 Participant Directed
                                                            --------------------------------------------------------------------
                                                             Fixed Income   Fidelity Equity   Fidelity Magellan    Fidelity Cash
                                                 Total           Fund         Income Fund           Fund           Reserves Fund
                                             ------------   -------------   ---------------   -----------------    -------------
Merger of Petrolane Savings
     Plan (Note 1)                           $ 37,204,406    $ 1,373,563     $  10,547,267     $     8,038,803      $ 9,494,976
Participants' contributions                     4,255,617        811,868         1,026,675           1,440,857          558,622
Investment income (loss):
     Interest                                     806,931        538,643             2,051               3,364            6,753
     Dividends                                  6,210,398                        1,119,465           4,006,292          919,895
     Net appreciation (depreciation)
          in value of investments              (1,589,451)                       1,725,245          (3,410,896)
Other                                             110,316         31,253            31,287              64,677           (5,466)
Transfers of participants' balances, net          609,381     (6,211,731)          654,401             318,190        6,954,988
                                             ------------   ------------    --------------    ----------------     ------------

                                               47,607,598     (3,456,404)       15,106,391          10,461,287       17,929,768

Less - Distributions to participants            8,473,929      1,105,530         1,697,978           1,863,714        2,814,287
                                             ------------   ------------    --------------    ----------------     ------------

Net additions (deductions)                     39,133,669     (4,561,934)       13,408,413           8,597,573       15,115,481

Net assets available for benefits-
     beginning of year                         34,442,465     13,477,691         5,055,086          10,893,490        3,085,318
                                             ------------   ------------    --------------    ----------------     ------------

Net assets available for benefits-
     end of year                             $ 73,576,134    $ 8,915,757     $  18,463,499     $    19,491,063      $18,200,799
                                             ============   ============    ==============    ================     ============




                                                                Participant Directed
                                             ----------------------------------------------------------
                                               Fidelity
                                             Intermediate    UGI Common         GIC         Participant
                                               Bond Fund     Stock Fund         Fund           Loans
                                             ------------   ------------   -------------   ------------
Merger of Petrolane Savings
     Plan (Note 1)                            $  765,074                    $  5,626,714    $1,358,009
Participants' contributions                      260,321     $  157,274
Investment income (loss):
     Interest                                        238            432          255,450
     Dividends                                   101,985         62,761
     Net appreciation (depreciation)
          in value of investments                (32,853)       129,053
Other                                              1,960         (6,088)          (7,307)
Transfers of participants' balances, net         103,413         69,861       (1,663,969)      384,228
                                             -----------    -----------    -------------   -----------

                                               1,200,138        413,293        4,210,888     1,742,237

Less - Distributions to participants              66,562         27,122          698,029       200,707
                                             -----------    -----------    -------------   -----------

Net additions (deductions)                     1,133,576        386,171        3,512,859     1,541,530

Net assets available for benefits-
     beginning of year                           543,629        795,461             --         591,790
                                             -----------    -----------    -------------   -----------

Net assets available for benefits-
     end of year                              $1,677,205     $1,181,632     $  3,512,859    $2,133,320
                                             ===========    ===========    =============   ===========


The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS



1.       DESCRIPTION OF THE PLAN

The following brief description of the AmeriGas Propane, Inc. Savings Plan
(Plan) provides general information on the provisions of the Plan in effect on September 30, 1997 and during the periods covered by the financial statements. More complete information is included in the Plan document.

GENERAL. The Plan is a defined contribution plan covering employees of AmeriGas Propane, Inc. (a Pennsylvania corporation, hereinafter referred to as "the Company"). The Plan covers employees of the Company having a minimum of one year of eligible service as defined in the Plan document. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is administered by the AmeriGas Propane, Inc. Benefits Committee (Plan Administrator), whose members are appointed by the President of the Company and subject to approval by the Company's Board of Directors.

AMERIGAS PROPANE, INC. PENSION PLAN MERGER. Effective October 1, 1996, the AmeriGas Propane, Inc. Pension Plan (the "Pension Plan") was frozen and the Pension Plan's assets were merged into the Plan (the "Pension Plan Merger"). The Pension Plan was a defined contribution plan covering certain eligible employees of the Company. The general provisions of the Plan were not affected by the Pension Plan Merger. However, in order to permit the orderly transfer and reconciliation of Pension Plan account balances, during the period September 13, 1996 through mid-November 1996, certain activities of Plan participants, including interfund transfers, loans and distributions upon termination or retirement, were suspended.

PETROLANE SAVINGS PLAN MERGER. Effective October 1, 1995, the Petrolane Savings Plan merged into the Plan (the "Petrolane Savings Plan Merger"). The Petrolane Savings Plan was a defined contribution plan covering certain eligible employees of the Company who, prior to the April 19, 1995 commencement of operations of AmeriGas Propane, L.P., were employees of Petrolane Incorporated, a predecessor company of AmeriGas Propane, L.P. Participant account balances and related trust assets were transferred to the Plan effective October 1, 1995 and participants in the Petrolane Savings Plan immediately became participants in the Plan. The general provisions of the Plan were not affected by the Petrolane Savings Plan Merger. However, during the period October 1, 1995 through January 1996, certain activities of former Petrolane Savings Plan participants, including interfund transfers, loans and distributions upon termination or retirement, were suspended to permit the orderly transfer and reconciliation of account balances transferred pursuant to the Petrolane Savings Plan Merger.

CONTRIBUTIONS. Effective October 1, 1996, subject to certain limitations, a participant may elect to contribute to the Plan on a before-tax basis through payroll reduction an amount equal to from

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



1% to 10%, in whole percentages, of eligible compensation. Prior to October 1, 1996, subject to certain limitations, a participant could elect to contribute to the Plan on a before-tax basis through payroll reduction an amount equal to from 1% to 6%, in whole percentages, of eligible compensation. Effective October 1, 1996, a participant may increase the rate of his or her contribution at any time. Prior to October 1, 1996, a participant could increase the rate of such contribution effective with the first payroll period after any January 1, April 1, July 1 and October 1 (Election Dates). A participant may reduce or suspend his or her contributions at any time by filing a written request with the Plan Administrator. However, prior to October 1, 1996, a participant who suspended such contributions could only recommence such contributions effective with the first payroll period beginning after any subsequent Election Date. A participant will at all times be fully (100%) vested in the portion of his or her account attributable to participant contributions.

Effective October 1, 1996, the Company shall contribute to the Plan an amount equal to 100% of contributions made by each participant for each payroll period up to a total of 5% of the participant's eligible compensation for each such payroll period. Prior to October 1, 1996, the Company, at its discretion, could make a contribution to the Plan equal to a percentage of participant contributions up to 6% of eligible compensation. For the 1996 Plan Year, there was no Company matching contribution. In order to be entitled to the Company matching contribution prior to October 1, 1996, a participant had to be actively employed by the Company or an affiliated company as of the end of the Plan year. In addition, if a participant was employed by the Company during the Plan year and retired, became disabled (as defined), was on a qualifying leave of absence, or died during the Plan year, such participant (or designated beneficiary) was eligible for that Plan year's matching contribution.

Commencing October 1, 1996, the Company may also contribute for each Plan year, out of its net profits, such amounts, if any, as shall be determined by its Board of Directors, in its sole discretion, to all active participants and those on a qualifying leave of absence on the last day of the Plan year and those participants who retired, died, or became disabled (as defined) during the Plan year, provided that these participants were not eligible to participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan. Subject to certain limitations, such amount to be credited to a participant's account shall be determined by dividing the total amount of such contribution by the number of eligible Plan participants.

The Plan also accepts on behalf of any employee, whether or not he or she has met the requirements for participation in the Plan, (i) the entire amount of cash received as a distribution from another qualified trust forming part of a plan described in section 401(a) of the Internal Revenue Code (IRC) or from an individual retirement program described in section 408 of the IRC, or (ii) a direct transfer from another plan qualified under Section 401(a) of the IRC.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



In addition, any participant eligible for a contribution who was a participant in the former Retirement Income Plan for Employees of AP Propane, Inc. as of December 31, 1988 and had attained the age of 50 as of that date is entitled to an additional contribution as of the last day of each Plan year as follows:

              Age as of                               Percentage of
          December 31, 1988                       Eligible Compensation
              50 to 54                                     2%
              55 to 59                                     3%
             60 and over                                   4%


Company matching contributions are invested in accordance with participant investment elections in effect on the dates of the contributions. A participant is fully vested in the portion of his or her account attributable to the Company's matching contributions (including contributions to the Pension Plan) upon the earlier of (i) the completion of five years of service or (ii) the attainment of normal retirement age, total disability (as defined by the Plan document) or death while in the employ of the Company or an affiliated company.

Forfeitures of amounts attributable to the Company's matching contributions and the Company's previous contributions to the Pension Plan by participants with less than fully vested interests remain in the Plan and are available to reduce future Company matching contributions. During the 1997 and 1996 Plan years, participants' balances attributable to Company contributions of $332,597 and $30,566, respectively, were forfeited. In addition, in conjunction with the Pension Plan Merger, $211,376 in accumulated amounts attributable to Pension Plan forfeitures were transferred to the Plan on October 1, 1996. At September 30, 1997 and 1996, there were $621,160 and $49,804 in accumulated amounts attributable to forfeitures remaining in the Plan, respectively.

INVESTMENT FUNDS. A participant may elect to have his or her funds invested in one or more of the following types of funds:

         -        Fixed Income Fund

                  Generally, this fund consists of three-year guaranteed investment contracts with insurance companies. The 1996 Plan Year contract was placed with New York Life Insurance Company. The 1995 and 1994 Plan Year contracts were placed with John Hancock Mutual Life Insurance Company. The investment objective of the fund is to provide a fixed rate of investment return guaranteed by the insurance companies for a specified period of time. The 1996 and 1995 Plan year contracts mature on September 30, 1998 and 1997, respectively. The 1994 Plan Year

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



                  contract matured on September 30, 1996. Effective October 1, 1996, contributions to the Fixed Income Fund were discontinued. Participant account balances in the Fixed Income Fund are liquidated and reinvested in accordance with participant elections (or, if an election is not made, the default funds described below) as the guaranteed investment contracts mature.

         -        Fidelity Equity Income Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities and whose investment objective is to achieve current income and capital appreciation.

         -        Fidelity Magellan Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of domestic, foreign, and multinational issuers and whose investment objective is to achieve capital appreciation over an extended period of time.

         -        Fidelity Cash Reserves Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise high-quality, short-term certificates of deposit, repurchase agreements, commercial paper or other similar short-term investments and whose investment objective is to achieve current income while maintaining a stable share price.

         -        Fidelity Intermediate Bond Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise investment-grade fixed income obligations including U.S. Government and corporate bonds and mortgage-backed securities with average maturities of three to ten years and whose investment objective is to achieve high current income.

         -        UGI Common Stock Fund

                  This fund invests principally in shares of UGI Corporation Common Stock. Participants in the fund do not individually own specific shares of UGI Corporation Common Stock but rather have an interest in the fund which invests in such shares. Effective November 8, 1996, the UGI Common Stock Fund was unitized in order

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



                  to allow participants to perform certain transactions on a daily basis without having to wait for the purchase or sale of UGI Common Stock to settle. After its unitization, the UGI Common Stock Fund holds a small cash position to facilitate these transactions. The value of a unit in the UGI Common Stock Fund was initially set at $10.00 and is recalculated daily by dividing the total assets of the fund (comprising shares of UGI Corporation Common Stock and temporary cash investments) by the total number of units that have been allocated to participants' accounts. During the period November 8, 1996 to September 30, 1997, the range of high and low unit values of the UGI Common Stock Fund were $11.78 and $9.03, respectively.

Effective October 1, 1996, the following additional funds were established by the Plan:

         -        Fidelity Managed Income Portfolio II Fund

                  This fund is an unaffiliated commingled pool whose investments comprise principally guaranteed investment contracts offered by insurance companies and financial institutions and whose investment objective is to provide a fixed rate of investment return guaranteed by the insurance company or financial institution for a specified period of time, generally between one and seven years.

         -        Fidelity U.S. Equity Index Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally U.S. equity securities that broadly represent the U.S. stock market as measured by the Standard & Poor's Composite Index of 500 stocks (S&P 500) and whose investment objective is to track the performance of the S&P 500.

         -        Fidelity Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity and fixed income securities of domestic and foreign issuers and whose investment objective is to achieve capital appreciation and current income.

         -        Fidelity Growth Company Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of companies with above

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



                  average potential for growth and whose investment objective is to achieve capital appreciation over an extended period of time.

                - Fidelity Overseas Fund

                  This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of foreign issuers in developed countries in the general geographic areas of the Americas (other than the United States), the Far East and Pacific Basin, and Western Europe. The fund's investment objective is to achieve capital appreciation over an extended period of time.

Prior to October 1, 1993, participants in the former Petrolane Savings Plan could invest their contributions in the Guaranteed Investment Contract Fund (GIC
Fund). The GIC Fund invested in guaranteed investment contracts offered by insurance companies which matured at varying times through April 1997. Participant account balances in the GIC Fund were liquidated and reinvested in accordance with participant elections (or, if an election was not made, the default funds described below) as group annuity contracts matured.

Effective November 15, 1996, participants may transfer amounts between funds (excluding transfers from the Fixed Income Fund and GIC Fund prior to the expiration of the investment contracts) at any time with no limit. Prior to November 15, 1996, participants could transfer amounts between funds (excluding the Fixed Income Fund and the GIC Fund prior to the expiration of the investment contracts) at any time during a calendar quarter, limited to once each quarter. Participants may also change their investment elections for future contributions at any time during the quarter (not limited to once each quarter). In the absence of a participant's Fixed Income Fund or GIC Fund reinvestment election, during the 1997 Plan Year and the 1996 Plan Year all amounts were reinvested in the Fidelity Managed Income Portfolio II Fund and the Fidelity Cash Reserve Fund, respectively.

Fidelity Management Trust Company is the Plan's trustee for all investment assets except for the investment assets of the Fixed Income Fund for which Mellon Bank, N.A. is the Plan's trustee.

DISTRIBUTIONS. The Plan benefit of a participant who terminates employment as a result of retirement, death or total disability, as defined by the Plan document, shall be equal to the proceeds of liquidation of 100% of the balance of his or her account. Participants may elect to receive their interest in the UGI Common Stock Fund in the form of shares of UGI Corporation Common Stock. The Plan benefit of a participant who terminates employment for reasons other than retirement, death or total disability shall be equal to the proceeds of liquidation of the vested portion of his or her account. Where the amount to be distributed exceeds $3,500, no distribution shall be made to any Plan participant prior to his or her normal retirement date (the later of the

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



fifth anniversary of the commencement of employment, or the attainment of age
65) unless the participant elects to receive such distribution. In those instances in which a participant elects such a distribution of his or her account, the date of the distribution will depend upon the timing of the receipt of the participant's distribution election form. Where the amount to be distributed does not exceed $3,500, a Plan participant's benefit will be distributed as soon as practicable. All distributions must be made or commence by April 1 of the calendar year following the year in which the participant attains age 70-1/2.

If a participant dies prior to receiving a distribution of his or her account, the participant's designated beneficiary shall be entitled to receive a lump-sum distribution of the proceeds of liquidation of 100% of the balance credited to the participant's account. Generally, the account will be distributed to the beneficiary as soon as practicable following the date of death. The designated beneficiary of a participant who is married at the time of the participant's death will be deemed to be the participant's spouse, unless the participant designated another beneficiary and the spouse consented to such designation in accordance with procedures specified in the Plan document.

Generally, a participant may withdraw up to 50% of the balance of his or her account attributable to previously permitted after-tax contributions at any time. However, the withdrawal must be in an amount of at least $250. If any portion of the amount withdrawn is attributable to Company matching contributions, the participant's participation in the Plan will be suspended for the three-month period following the withdrawal. No more than one withdrawal in any calendar year is permitted from each of the matched and unmatched portions of a participant's after-tax contribution account. A participant may withdraw once per calendar year up to 100% of amounts attributable to rollover contributions from other 401(a) or individual retirement program accounts, however the amount must be at least $500 or, if less, the total value of such account.

A participant may withdraw before-tax contributions (and earnings attributable thereto credited as of December 31, 1988) only on account of financial hardship resulting from (a) medical expenses; (b) educational expenses; (c) foreclosure on a primary residence; or (d) purchase of a primary residence. A hardship withdrawal will be permitted if the Plan Administrator determines that (i) the withdrawal is on account of an immediate and heavy financial need of the participant and (ii) the withdrawal is necessary to satisfy such financial need.

While a participant is still employed by the Company, withdrawals of the portion of the participant's Company matching contributions account, and post-1988 earnings attributable to participant before-tax contributions, are not permitted. However, such withdrawals are permitted if necessary to comply with the requirement of the IRC that distributions commence by April 1 of the calendar year following the year in which the participant attains age 70 1/2.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



LOAN PROVISION. The Plan includes an employee loan provision. Generally, at the time a loan is to be made, the amount of all loans to be outstanding may not exceed the lesser of (a) 50% of a participant's before-tax and rollover account balances, or (b) $50,000 less the highest balance of any loan during the prior twelve-month period. Each loan bears interest at a rate determined in accordance with generally prevailing market conditions for similar types of loans. The minimum loan amount is $500. The amount of the loan withdrawn from a participant's account is allocated in proportion to the value of the participant's salary deferral and rollover account balances in each investment fund. Repayments, including interest, are made in equal installments through payroll deductions and are allocated to participant accounts in accordance with current investment elections. No loan may have a final maturity in excess of five years except if such loan proceeds are for the purchase of a principal residence in which case such loan may have a final maturity of up to ten years. No participant shall be permitted to have more than two loans outstanding at any one time.

ADMINISTRATIVE EXPENSES. All administrative expenses of the Plan are chargeable to the Plan unless paid for by the Company. The Company currently pays such expenses. Mutual fund expenses are paid to fund managers from mutual fund assets. Loan administration fees are charged to participants with outstanding loan balances.

PLAN TERMINATION. Although it has not expressed any intent to do so, the Company has the right to terminate the Plan in whole or in part. In the event of a complete or partial termination of the Plan, the affected participants will become fully vested in their account balances.

VOTING RIGHTS OF UGI COMMON STOCK FUND PARTICIPANTS. A participant has the right to instruct the trustee of the Plan how to vote, at each meeting of shareholders, all shares of UGI Corporation Common Stock (including fractional shares) represented by the value of the participant's interest in the UGI Common Stock Fund, and a pro rata portion of unvoted shares. A participant also has the right to direct the trustee of the Plan whether or not to tender shares in response to a tender offer.

2.       ACCOUNTING POLICIES

Investments, other than contracts with insurance companies, are recorded at fair value generally based upon quoted market prices. The contracts with insurance companies included in the Fixed Income Fund and the GIC Fund approximate fair value and represent amounts on deposit with insurance companies plus accrued interest.

Dividend income is recorded on the record date. Interest earned on investments is recorded on the accrual basis. Purchases and sales of securities are recorded on a trade date basis.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



The Plan presents in the Statement of Changes in Net Assets Available for Benefits the net appreciation (depreciation) in fair value of investments which consists of realized gains or losses and unrealized appreciation (depreciation) in the fair value of those investments.

Distributions are made to Plan participants based upon the fair value of each participant's investment account (except for investments of the Fixed Income Fund and the GIC Fund for which distributions are based upon contract value) as of the date of distribution.

Transfers of participant balances represent amounts directed by participants to be transferred among investment funds, amounts transferred as a result of the maturity of group annuity contracts, and those amounts transferred to or from the UGI Utilities, Inc. Savings Plan and other affiliated plans.

The financial statements for the 1997 Plan Year reflect the activity of the Plan including the effects of the October 1, 1996 Pension Plan Merger. Accordingly, the accompanying Statement of Net Assets Available for Benefits as of September 30, 1997 and the related Statement of Changes in Net Assets Available for Benefits for the year then ended include the net assets of the former AmeriGas Propane, Inc. Pension Plan and the related amounts of income, appreciation (depreciation) in fair value of investments, distributions and expenses for the entire 1997 Plan Year.

The financial statements for the 1996 Plan Year reflect the activity of the Plan including the effects of the October 1, 1995 Petrolane Savings Plan Merger. Accordingly, the accompanying Statement of Net Assets Available for Benefits as of September 30, 1996 and the related Statement of Changes in Net Assets Available for Benefits for the year then ended include the net assets of the former Petrolane Savings Plan and the related amounts of income, appreciation (depreciation) in fair value of investments, distributions and expenses for the entire 1996 Plan Year.

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

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.   TRUST INVESTMENTS

The components of trust investments by fund at September 30, 1997 and 1996 are as follows:

                                                                                                    September 30,
                                                                                              1997                1996
                                                                                        -----------------   ------------------
Fixed Income Fund
     Group annuity contracts with insurance companies:
           1996 Plan Year - 6.12%                                                        $     3,776,326     $      2,260,961
           1995 Plan Year - 6.86%                                                              4,958,983            3,010,612
           1994 Plan Year - 4.34%                                                                   --              3,644,184
                                                                                        -----------------   ------------------
                                                                                               8,735,309            8,915,757
                                                                                        -----------------   ------------------


Fidelity Equity Income Fund (shares -- 1997 - 579,029; 1996 - 450,219)                        30,711,643           18,463,499
                                                                                        -----------------   ------------------

Fidelity Magellan Fund (shares -- 1997 - 329,679; 1995 - 256,293)                             32,918,096           19,491,063
                                                                                        -----------------   ------------------

Fidelity Cash Reserves Fund (shares -- 1997 - 29,213,828; 1996 - 18,200,799)                  29,213,828           18,200,799
                                                                                        -----------------   ------------------

Fidelity Intermediate Bond Fund (shares -- 1997 - 296,678; 1996 - 167,720)                     3,002,368            1,677,205
                                                                                        -----------------   ------------------

UGI Common Stock Fund
     UGI Corporation Common Stock (shares --1996 - 49,550)                                                          1,164,420
     UGI Corporation Unitized Stock Fund (units -- 1997 - 190,549)                             2,248,474
     Dividends receivable                                                                         28,181               17,212
                                                                                        -----------------   ------------------
                                                                                               2,276,655            1,181,632
                                                                                        -----------------   ------------------

Fidelity Managed Income Portfolio II Fund (shares -- 1997 - 9,966,151)                         9,966,151
                                                                                        -----------------

Fidelity U.S. Equity Index Fund (shares -- 1997 - 87,859)                                      3,014,426
                                                                                        -----------------

Fidelity Fund (shares -- 1997 - 79,192)                                                        2,390,809
                                                                                        -----------------

Fidelity Growth Company Fund (shares -- 1997 - 54,401)                                         2,709,675
                                                                                        -----------------

Fidelity Overseas Fund (shares -- 1997 - 25,747)                                                 944,670
                                                                                        -----------------

GIC Fund
     Group annuity contracts with insurance companies:
           Aetna Life Insurance Co. - 5.10%                                                                           675,178
           Metropolitan Life Insurance Co. - 9.06%                                                                    905,949
           Principal Mutual Insurance Co. - 5.36% - 7.30%                                                           1,788,889
           Cash and temporary cash investments                                                                        142,843
                                                                                                            ------------------
                                                                                                                    3,512,859
                                                                                                            ------------------
Total trust investments - fair value, except for group annuity contracts
     which are carried at cost plus accrued interest                                     $   125,883,630     $     71,442,814
                                                                                        =================   ==================

Total trust investments - cost                                                           $   106,699,448     $     66,344,995
                                                                                        =================   ==================

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The numbers of Plan participants with account balances by investment option at September 30, 1997 and 1996 were:

                                                                           1997                   1996
                                                                          ------                 ------
      Fixed Income Fund:
         1996 Plan Year contract                                           1,808                  1,198
         1995 Plan Year contract                                           1,544                  1,017
         1994 Plan Year contract                                            --                    1,227
      Fidelity Equity Income Fund                                          2,707                  2,408
      Fidelity Magellan Fund                                               2,880                  2,591
      Fidelity Cash Reserves Fund                                          3,946                  3,304
      Fidelity Intermediate Bond Fund                                        974                    793
      UGI Common Stock Fund                                                  823                    591
      Fidelity Managed Income Portfolio II Fund                            2,361                   --
      Fidelity U.S. Equity Index Fund                                        516                   --
      Fidelity Fund                                                          594                   --
      Fidelity Growth Company Fund                                           886                   --
      Fidelity Overseas Fund                                                 369                   --
      GIC Fund                                                              --                      771
      Participant loans                                                      881                    717

The total number of Plan participants with account balances at September 30, 1997 and 1996 of 5,707 and 4,733, respectively, was less than the sum of the numbers of participants shown in the schedule above because many participants invest in more than one fund.

During the 1997 and 1996 Plan years, the Plan purchased, at market prices, 25,029 and 16,086 shares of UGI Corporation Common Stock directly from UGI Corporation for $590,117 and $349,625, respectively.

The Plan's principal financial instruments subject to credit risk are the investments of the separate investment funds. The degree and concentration of credit risk varies by fund depending upon the type and diversity of investments. The Schedule of Assets Held for Investment Purposes depicts the types of investment funds available and the proportionate share of assets held in each particular investment option.

4.       FEDERAL INCOME TAX STATUS

On July 31, 1995, the Internal Revenue Service issued a favorable determination letter concerning the qualified status of the Plan in effect as of September 30, 1994 under Section 401(a) of the IRC. The Plan has since been amended, however, the Plan Administrator believes that the Plan is

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



designed and is currently being operated in compliance with the applicable requirements of the IRC. No U.S. income taxes are required to be paid by the trust created under the Plan (the Trust) and participants are not taxed on Company contributions to the Trust or income earned by the Trust. When a participant, or his or her beneficiary or estate, receives a distribution under the Plan, the taxability of the value of such distribution depends on the form and time of payment.

5.       SUBSEQUENT EVENT - CHANGE IN PLAN YEAR

Subsequent to the 1997 Plan Year, the Pension Committee of the Company's Board of Directors approved a change to the Plan's fiscal year from one ending on September 30 to one ending on December 31, effective January 1, 1999. The change in the Plan's fiscal year will result in a short plan year for the period October 1, 1998 to December 31, 1998.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
           Item 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES


                                                                                 September 30, 1997
                                                      -----------------------------------------------------------------------
                                                          Number of
                                                          Shares or                             Fair Value/
                                                          Principal                              Contract
NAME OF ISSUER AND TITLE OF ISSUE                           Amount             Cost                Value             % (3)
---------------------------------                     -----------------    ------------        ------------        ---------
FIXED INCOME FUND
Contracts with insurance companies:(1)
      1996 Plan Year -- New York Life - 6.12%         $ 3,776,326          $  3,776,326        $  3,776,326            43.23%
      1995 Plan Year -- John Hancock - 6.86%          $ 4,958,983             4,958,983           4,958,983            56.77%
                                                                           ------------        ------------        ---------
                                                                              8,735,309           8,735,309           100.00%
                                                                           ------------        ------------        ---------

FIDELITY EQUITY INCOME FUND (2) (4)                       579,029 shrs       21,452,813          30,711,643           100.00%
                                                                           ------------        ------------        ---------

FIDELITY MAGELLAN FUND (2) (4)                            329,679 shrs       24,654,636          32,918,096           100.00%
                                                                           ------------        ------------        ---------

FIDELITY CASH RESERVES FUND (2) (4)                    29,213,828 shrs       29,213,828          29,213,828           100.00%
                                                                           ------------        ------------        ---------

FIDELITY INTERMEDIATE BOND FUND (4)                       296,678 shrs        3,019,993           3,002,368           100.00%
                                                                           ------------        ------------        ---------

UGI COMMON STOCK FUND (4)
UGI Corporation Unitized Stock Fund                       190,549 units       1,797,821           2,248,474            98.76%
Dividends receivable                                      $28,181                28,181              28,181             1.24%
                                                                           ------------        ------------        ---------
                                                                              1,826,002           2,276,655           100.00%
                                                                           ------------        ------------        ---------

FIDELITY MANAGED INCOME
   PORTFOLIO II FUND (2) (4)                            9,966,151 shrs        9,966,151           9,966,151           100.00%
                                                                           ------------        ------------        ---------

FIDELITY U.S. EQUITY INDEX FUND (4)                        87,859 shrs        2,578,063           3,014,426           100.00%
                                                                           ------------        ------------        ---------

FIDELITY FUND (4)                                          79,192 shrs        2,084,702           2,390,809           100.00%
                                                                           ------------        ------------        ---------

FIDELITY GROWTH COMPANY FUND (4)                           54,401 shrs        2,325,197           2,709,675           100.00%
                                                                           ------------        ------------        ---------

FIDELITY OVERSEAS FUND (4)                                 25,747 shrs          842,754             944,670           100.00%
                                                                           ------------        ------------        ---------

PARTICIPANT LOANS
Loan principal outstanding (7.00% - 12.70%) (4) (5)                                --             2,874,200           100.00%
                                                                           ------------        ------------        ---------

Total - all funds                                                          $106,699,448        $128,757,830
                                                                           ============        ============


---------------------------

(1) Group annuity contracts are carried at cost plus accrued interest. The respective insurance companies guarantee the repayment of principal and the crediting of interest under these contracts. The timing of the remittance of participant and employer contributions, if any, and other participant-directed transactions may cause the actual yield to vary from these rates. The 1996 and 1995 Plan year contracts are for three-year terms.

(2)   Investment represents 5% or more of the net assets available for benefits.

(3) Percentages represent percentage of fair value / contract value of each fund.

(4)   Party in interest.

(5)   Range of interest rates for loans outstanding as of September 30, 1997.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN

               Item 27d - SCHEDULE OF REPORTABLE TRANSACTIONS (1)

                          YEAR ENDED SEPTEMBER 30, 1997


                                                                              Percent of                                  Net
                                                  Total          Total         Beginning    Number of     Number of     Realized
     TRANSACTION BY FUND OR CARRIER             Purchases        Sales        Net Assets    Purchases       Sales         Gains
     ------------------------------            -----------     ----------     -----------   ---------     ---------    ----------
     FIDELITY EQUITY INCOME FUND               $11,789,499     $6,552,126        16.8%         231           206       $1,323,740


     FIDELITY MAGELLAN FUND                    $13,697,021     $8,288,401        20.2%         233           215       $1,164,560


     FIDELITY CASH RESERVES FUND               $19,279,557     $8,266,671        25.3%         215           227             --


     FIDELITY MANAGED INCOME
          PORTFOLIO II FUND                    $12,535,602     $2,570,521        13.9%         193           200             --




(1) A transaction or series of transactions within the plan year with or in conjunction with the same person, which exceeds 5% of the net assets available for benefits as of the beginning of the plan year.

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

PART IV:   ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        (1), (2) The financial statements and financial statement schedules incorporated by reference or included in this Report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on page F-2 through F-3 of this Report, which is incorporated herein by reference.

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


     4.3 UGI's (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above.

     4.4        Utilities' Articles of Incorporation              Utilities            Form 8-K            4(a)
                                                                                      (9/22/94)
-----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

=================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=================================================================================================================
     4.5        Note Agreement dated as of April 12, 1995         AmeriGas            Form 10-Q            10.8
                among The Prudential Insurance Company of      Partners, L.P.         (3/31/95)
                America, Metropolitan Life Insurance
                Company, and certain other institutional
                investors and AmeriGas Propane, L.P., New
                AmeriGas Propane, Inc. and Petrolane
                Incorporated

     4.6        First Amendment dated as of September 12,         AmeriGas       Form 10-K (9/30/97)        4.5
                1997 to Note Agreement dated as of April       Partners, L.P.
                12, 1995

-----------------------------------------------------------------------------------------------------------------
     10.1       Service Agreement (Rate FSS) dated as of             UGI              Form 10-K            10.5
                November 1, 1989 between Utilities and                                (9/30/95)
                Columbia, as modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC P. 61,060 (1993), order on
                rehearing, 64 FERC P. 61,365 (1993)

     10.2       Service Agreement (Rate FTS) dated June 1,        Utilities           Form 10-K           (10)o.
                1987 between Utilities and Columbia, as                               (12/31/90)
                modified by Supplement No. 1 dated October
                1, 1988; Supplement No. 2 dated November 1,
                1989; Supplement No. 3 dated November 1,
                1990; Supplement No. 4 dated November 1,
                1990; and Supplement No. 5 dated January 1,
                1991, as further modified pursuant to the
                orders of the Federal Energy Regulatory
                Commission at Docket No. RS92-5-000
                reported at Columbia Gas Transmission
                Corp., 64 FERC P. 61,060 (1993), order on
                rehearing, 64 FERC P. 61,365 (1993)
-----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

=================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=================================================================================================================
     10.3       Transportation Service Agreement (Rate            Utilities      Form 10-K (12/31/90)     (10)p.
                FTS-1) dated November 1, 1989 between
                Utilities and Columbia Gulf Transmission
                Company, as modified pursuant to the orders
                of the Federal Energy Regulatory Commission
                in Docket No. RP93-6-000 reported at Columbia
                Gulf Transmission Co., 64 FERC P. 61,060
                (1993), order on rehearing, 64 FERC P. 61,365
                (1993)

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

    10.6**      UGI Corporation Directors Deferred                   UGI              Form 10-K            10.39
                Compensation Plan dated August 26, 1993                               (9/30/94)
-----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

=================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=================================================================================================================
    10.7**      UGI Corporation 1992 Stock Option and                UGI              Form 10-Q           (10)ee
                Dividend Equivalent Plan, as amended May                              (6/30/92)
                19, 1992

    10.8**      UGI Corporation Annual Bonus Plan dated              UGI              Form 10-Q            10.4
                March 8, 1996                                                         (6/30/96)

    10.9**      UGI Corporation Directors' Equity                    UGI              Form 10-Q            10.1
                Compensation Plan                                                     (3/31/97)

   10.10**      UGI Corporation 1997 Stock Option and                UGI              Form 10-Q            10.2
                Dividend Equivalent Plan                                              (3/31/97)

   10.11**      UGI Corporation 1992 Directors' Stock Plan           UGI         Form 10-Q (6/30/92)      (10)ff

   10.12**      UGI Corporation Senior Executive Employee
                Severance Pay Plan effective January 1, 1997

   10.13**      Change of Control Agreement between UGI
                Corporation and Lon R. Greenberg

   10.14**      Form of Change of Control Agreement between
                UGI Corporation and each of Messrs. Bunn and Ladner

   10.15**      Form of Change of Control Agreement between
                UGI Corporation and each of Messrs.
                Bovaird, Cuzzolina and Hall

   10.16**      1997 Stock Purchase Loan Plan
-----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

=================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=================================================================================================================
    10.17       Amended and Restated Credit Agreement dated       AmeriGas            Form 10-K            10.1
                as of September 15, 1997 among AmeriGas        Partners, L.P.         (9/30/97)
                Propane, L.P., AmeriGas Propane, Inc.,
                Petrolane Incorporated, Bank of America
                National Trust and Savings Association, as
                Agent, First Union National Bank, as
                Syndication Agent and certain banks

    10.18       Intercreditor and Agency Agreement dated as       AmeriGas       Form 10-Q (3/31/95)       10.2
                of April 19, 1995 among AmeriGas Propane,      Partners, L.P.
                Inc., Petrolane Incorporated, AmeriGas
                Propane, L.P., Bank of America National
                Trust and Savings Association ("Bank of
                America") as Agent, Mellon Bank, N.A. as
                Cash Collateral Sub-Agent, Bank of America
                as Collateral Agent and certain creditors
                of AmeriGas Propane, L.P.

    10.19       General Security Agreement dated as of            AmeriGas       Form 10-Q (3/31/95)       10.3
                April 19, 1995 among AmeriGas Propane,         Partners, L.P.
                L.P., Bank of America National Trust and
                Savings Association and Mellon Bank, N.A.

    10.20       Subsidiary Security Agreement dated as of         AmeriGas       Form 10-Q (3/31/95)       10.4
                April 19, 1995 among AmeriGas Propane,         Partners, L.P.
                L.P., Bank of America National Trust and
                Savings Association as Collateral Agent and
                Mellon Bank, N.A. as Cash Collateral Agent
-----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

=================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=================================================================================================================
    10.21       Restricted Subsidiary Guarantee dated as of       AmeriGas       Form 10-Q (3/31/95)       10.5
                April 19, 1995 by AmeriGas Propane, L.P.       Partners, L.P.
                for the benefit of Bank of America National
                Trust and Savings Association, as
                Collateral Agent

    10.22       Trademark License Agreement dated April 19,       AmeriGas       Form 10-Q (3/31/95)       10.6
                1995 among UGI Corporation, AmeriGas, Inc.,    Partners, L.P.
                AmeriGas Propane, Inc., AmeriGas Partners,
                L.P. and AmeriGas Propane, L.P.

    10.23       Trademark License Agreement, dated April          AmeriGas       Form 10-Q (3/31/95)       10.7
                19, 1995 among AmeriGas Propane, Inc.,         Partners, L.P.
                AmeriGas Partners, L.P. and AmeriGas
                Propane, L.P.

    10.24       Agreement dated as of May 1, 1996 between         AmeriGas       Form 10-K (9/30/97)       10.2
                TE Products Pipeline Company, L.P. and         Partners, L.P.
                AmeriGas Propane, L.P.
-----------------------------------------------------------------------------------------------------------------
      11        Statement re:  Computation of Per Share
                Earnings
-----------------------------------------------------------------------------------------------------------------
     13.1       Pages 10 through 39 of 1997 Annual Report
                to Shareholders

     13.2       Amendment No. 1 on Form 8-K/A to Form 8-K
                dated July 11, 1997
-----------------------------------------------------------------------------------------------------------------
      21        Subsidiaries of the Registrant
-----------------------------------------------------------------------------------------------------------------
     23.1       Consent of Arthur Andersen LLP
                re:  Financial Statements of UGI Corporation

     23.2       Consent of Arthur Andersen LLP
                re:  Financial Statements of AmeriGas
                Propane, Inc.

     23.3       Consent of Coopers & Lybrand L.L.P.
-----------------------------------------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

=================================================================================================================
 EXHIBIT NO.                      EXHIBIT                        REGISTRANT             FILING            EXHIBIT
=================================================================================================================
    *23.4       Consent of Arthur Andersen LLP  re:
                Financial statements of UGI Utilities, Inc.
                Savings Plan and AmeriGas Propane, Inc.
                Savings Plan
    *23.5       Consent of Coopers & Lybrand L.L.P.  re:
                Financial Statements of UGI Utilities, Inc.
                Savings Plan
-----------------------------------------------------------------------------------------------------------------
      27        Financial Data Schedule
-----------------------------------------------------------------------------------------------------------------
      99        Cautionary Statements Affecting
                Forward-looking Information
-----------------------------------------------------------------------------------------------------------------

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned.



                                            UGI CORPORATION


Date:  March 26, 1998                       By:  /s/Charles L. Ladner
                                                 -------------------------
                                                 Charles L. Ladner
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                       DESCRIPTION
----------                        -----------



23.4                              Consent of Arthur Andersen LLP

23.5                              Consent of Coopers & Lybrand L.L.P.