Form 10-Q
period 1998-03-31
UGI CORP /PA/
filed 1998-05-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

           At April 30 1998, there were 33,036,394 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                            PAGES
                                                                                                                            -----
PART I  FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Condensed Consolidated Balance Sheets as of March 31, 1998,
                            September 30, 1997 and March 31, 1997                                                             1

                      Condensed Consolidated Statements of Income for the three,
                            six and twelve months ended March 31, 1998 and 1997                                               2

                      Condensed Consolidated Statements of Cash Flows for the
                            six and twelve months ended March 31, 1998 and 1997                                               3

                      Notes to Condensed Consolidated Financial Statements                                                  4 - 10

       Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                            11 - 27


PART II  OTHER INFORMATION

       Item 4.        Submission of Matters to a Vote of Security Holders                                                    27

       Item 5.        Other Information                                                                                      28

       Item 6.        Exhibits and Reports on Form 8-K                                                                       28

       Signatures                                                                                                            29

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                              March 31,    September 30,     March 31,
                                                                                1998           1997            1997
                                                                             -----------    -----------     -----------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                $     78.4     $     64.0      $     85.9
    Short-term investments, at cost which approximates market value                70.0           65.4            67.8
    Accounts receivable (less allowances for doubtful accounts of
         $13.1, $11.3 and $13.6, respectively)                                    167.5          110.6           205.0
    Accrued utility revenues                                                       13.8            7.7            18.2
    Inventories                                                                    62.2           95.6            56.7
    Deferred income taxes                                                          24.5           20.3            22.9
    Prepaid expenses and other current assets                                      20.8           40.3            22.7
                                                                             -----------    -----------     -----------
      Total current assets                                                        437.2          403.9           479.2

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $436.5, $410.1 and $395.1, respectively)                  992.6          987.2           977.4

Intangible assets (less accumulated amortization of $129.3, $116.7 and
    $104.5, respectively)                                                         669.1          677.9           682.6
Regulatory income tax asset                                                        45.2           44.4            43.3
Other assets                                                                       40.1           38.3            37.5
                                                                             -----------    -----------     -----------
      Total assets                                                           $  2,184.2     $  2,151.7      $  2,220.0
                                                                             ===========    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current maturities of long-term debt - Propane                           $      6.7     $      6.7      $      9.8
    Current maturities of long-term debt - Utilities                                7.1           17.1            17.1
    Current maturities of long-term debt - other                                    0.4            0.4             0.4
    Current portion of UGI Utilities redeemable preferred stock                    15.2            3.0             -
    Bank loans - Propane                                                            -             28.0             -
    Bank loans - Utilities                                                         42.9           67.0            95.0
    Accounts payable                                                               75.9          103.2            81.3
    Other current liabilities                                                     205.3          179.1           196.3
                                                                             -----------    -----------     -----------
      Total current liabilities                                                   353.5          404.5           399.9

Long-term debt - Propane                                                          695.2          684.4           687.8
Long-term debt - Utilities                                                        187.2          152.2           139.3
Long-term debt - other                                                              8.0            8.2             8.4
Deferred income taxes                                                             156.9          152.5           152.4
Other noncurrent liabilities                                                       75.8           75.1            75.8

Commitments and contingencies

Minority interest in AmeriGas Partners                                            275.8          266.5           304.7

UGI Utilities redeemable preferred stock                                           20.0           32.2            35.2

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                 393.8          393.7           392.3
    Retained earnings (accumulated deficit)                                        22.4           (9.2)           26.7
                                                                             -----------    -----------     -----------
                                                                                  416.2          384.5           419.0
    Less treasury stock, at cost                                                    4.4            8.4             2.5
                                                                             -----------    -----------     -----------
      Total common stockholders' equity                                           411.8          376.1           416.5
                                                                             -----------    -----------     -----------
      Total liabilities and stockholders' equity                             $  2,184.2     $  2,151.7      $  2,220.0
                                                                             ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                   Three Months Ended           Six Months Ended             Twelve Months Ended
                                                        March 31,                   March 31,                     March 31,
                                                 ----------------------      ------------------------      ------------------------
                                                   1998         1997           1998           1997           1998           1997
                                                 ---------    ---------      ---------      ---------      ---------      ---------
Revenues:
    Propane                                      $  306.2     $  371.2       $  609.1       $  731.3       $  955.6       $1,083.9
    Utilities                                       152.3        173.2          287.8          307.4          441.6          464.3
    Energy marketing                                 29.8         32.0           62.6           67.3           98.3          105.9
                                                 ---------    ---------      ---------      ---------      ---------      ---------
                                                    488.3        576.4          959.5        1,106.0        1,495.5        1,654.1
                                                 ---------    ---------      ---------      ---------      ---------      ---------
Costs and expenses:
    Propane cost of sales                           146.8        215.8          310.0          420.5          489.9          618.2
    Utilities - gas, fuel and purchased power        80.7         94.3          153.2          163.6          228.6          242.9
    Other cost of sales                              28.2         31.3           59.8           65.4           93.8          102.5
    Operating and administrative expenses           117.0        113.9          226.0          227.1          438.7          439.3
    Depreciation and amortization                    21.9         22.0           43.5           43.7           85.9           86.7
    Miscellaneous income, net                        (4.0)        (8.6)          (8.3)         (11.6)         (19.3)         (18.1)
                                                 ---------    ---------      ---------      ---------      ---------      ---------
                                                    390.6        468.7          784.2          908.7        1,317.6        1,471.5
                                                 ---------    ---------      ---------      ---------      ---------      ---------

Operating income                                     97.7        107.7          175.3          197.3          177.9          182.6
Interest expense                                    (21.5)       (21.4)         (42.9)         (42.5)         (83.5)         (82.2)
Minority interest in AmeriGas Partners              (17.7)       (20.2)         (28.8)         (36.9)         (10.2)         (12.5)
                                                 ---------    ---------      ---------      ---------      ---------      ---------
Income before income taxes and
    subsidiary preferred stock dividends             58.5         66.1          103.6          117.9           84.2           87.9
Income taxes                                        (26.6)       (29.6)         (46.2)         (52.8)         (37.0)         (37.7)
Dividends on UGI Utilities Series
    Preferred Stock                                  (0.7)        (0.7)          (1.4)          (1.4)          (2.8)          (2.8)
                                                 ---------    ---------      ---------      ---------      ---------      ---------
Net income                                       $   31.2     $   35.8       $   56.0       $   63.7       $   44.4       $   47.4
                                                 =========    =========      =========      =========      =========      =========

Earnings per share:
    Basic                                        $   0.95     $   1.08       $   1.70       $   1.92       $   1.35       $   1.43
                                                 =========    =========      =========      =========      =========      =========

    Diluted                                      $   0.94     $   1.08       $   1.69       $   1.92       $   1.34       $   1.43
                                                 =========    =========      =========      =========      =========      =========

Average common shares outstanding:
    Basic                                          33.059       33.122         32.992         33.131         32.979         33.118
                                                 =========    =========      =========      =========      =========      =========

    Diluted                                        33.248       33.255         33.183         33.246         33.139         33.231
                                                 =========    =========      =========      =========      =========      =========

Dividends declared per share                     $   0.36     $  0.355       $   0.72       $   0.71       $   1.44       $   1.42
                                                 =========    =========      =========      =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                       Six Months Ended           Twelve Months Ended
                                                                           March 31,                   March 31,
                                                                    -----------------------     -----------------------
                                                                      1998          1997          1998          1997
                                                                    ---------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $   56.0      $   63.7      $   44.4      $   47.4
    Reconcile to net cash provided by operating activities:
          Depreciation and amortization                                 43.5          43.7          85.9          86.7
          Minority interest in AmeriGas Partners                        28.8          36.9          10.2          12.5
          Deferred income taxes, net                                    (1.9)         (2.9)         (1.2)          8.4
          Other, net                                                     4.4          (0.4)          8.9          (5.2)
                                                                    ---------     ---------     ---------     ---------
                                                                       130.8         141.0         148.2         149.8
          Net change in:
             Accounts receivable and accrued utility revenues          (68.6)       (107.0)         31.6          (0.7)
             Inventories and prepaid propane purchases                  55.4          56.8          (5.0)         13.9
             Deferred fuel adjustments                                  11.7          13.9           2.4          (3.0)
             Accounts payable                                          (27.7)        (13.4)         (5.8)         (7.8)
             Other current assets and liabilities                       12.2          18.7           4.4          (4.8)
                                                                    ---------     ---------     ---------     ---------
          Net cash provided by operating activities                    113.8         110.0         175.8         147.4
                                                                    ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                     (31.3)        (31.8)        (68.3)        (62.9)
    Net proceeds from disposals of assets                                3.8           8.1          10.1          10.3
    Acquisitions of businesses, net of cash acquired                    (5.6)         (2.7)        (14.5)        (22.1)
    Short-term investments increase                                     (4.6)        (44.6)        (47.4)        (44.7)
    Other, net                                                          (3.5)          0.5          38.9           0.5
                                                                    ---------     ---------     ---------     ---------
          Net cash used by investing activities                        (41.2)        (70.5)        (81.2)       (118.9)
                                                                    ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on Common Stock                                          (23.7)        (23.5)        (47.4)        (46.8)
    Distributions on Partnership public Common Units                   (19.5)        (19.4)        (38.9)        (38.7)
    Issuance of long-term debt                                          48.0           7.7          69.2          30.7
    Repayment of long-term debt                                        (12.8)        (20.3)        (21.9)        (29.2)
    Propane bank loans decrease                                        (28.0)        (15.0)         (7.0)          -
    UGI Utilities bank loans increase (decrease)                       (24.1)         44.5         (52.1)         69.5
    Issuance of Common Stock                                             6.0           6.2          11.5          10.9
    Repurchases of Common Stock                                         (4.1)         (7.8)        (15.5)        (11.1)
                                                                    ---------     ---------     ---------     ---------
          Net cash used by financing activities                        (58.2)        (27.6)       (102.1)        (14.7)
                                                                    ---------     ---------     ---------     ---------


Cash and cash equivalents increase (decrease)                       $   14.4      $   11.9      $   (7.5)     $   13.8
                                                                    =========     =========     =========     =========

Cash and cash equivalents:
    End of period                                                   $   78.4      $   85.9      $   78.4      $   85.9
    Beginning of period                                                 64.0          74.0          85.9          72.1
                                                                    ---------     ---------     ---------     ---------
       Increase (decrease)                                          $   14.4      $   11.9      $   (7.5)     $   13.8
                                                                    =========     =========     =========     =========


During the twelve months ended March 31, 1998 and 1997, UGI Utilities, Inc. paid cash dividends to UGI of $12.6 and $45.4, respectively. During the twelve months ended March 31, 1998 and 1997, AmeriGas, Inc. paid cash dividends to UGI of $56.5 and $49.0, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $47.4 and $46.8, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

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

           At March 31, 1998, UGI, through wholly owned subsidiaries, held an effective 2% general partner interest and a 56.6% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.4% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. A second-tier subsidiary of UGI serves as the general partner of AmeriGas Partners and the Operating Partnership.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.         SEGMENT INFORMATION

           Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                                 Three Months Ended         Six Months Ended        Twelve Months Ended
                                                     March 31,                 March 31,                 March 31,
                                               ----------------------    ----------------------    ----------------------
                                                 1998         1997         1998         1997         1998         1997
                                               ---------    ---------    ---------    ---------    ---------    ---------
REVENUES
--------
     Propane                                   $  306.2     $  371.2     $  609.1     $  731.3     $  955.6     $1,083.9
     Gas utility                                  133.2        153.3        250.1        269.1        370.1        392.8
     Electric utility                              19.1         19.9         37.7         38.3         71.5         71.5
     Energy marketing                              29.8         32.0         62.6         67.3         98.3        105.9
                                               ---------    ---------    ---------    ---------    ---------    ---------
        Total                                  $  488.3     $  576.4     $  959.5     $1,106.0     $1,495.5     $1,654.1
                                               =========    =========    =========    =========    =========    =========


OPERATING INCOME (LOSS)
-----------------------
     Propane                                   $   61.0     $   67.7     $  106.5     $  126.9     $   96.7     $  102.4
     Gas utility                                   33.7         38.9         62.0         67.5         69.3         74.2
     Electric utility                               3.5          3.3          6.6          6.3         11.0         10.0
     Energy marketing                               0.9          0.3          1.4          1.1          2.0          1.6
     Corporate general and other                   (1.4)        (2.5)        (1.2)        (4.5)        (1.1)        (5.6)
                                               ---------    ---------    ---------    ---------    ---------    ---------
        Total                                  $   97.7     $  107.7     $  175.3     $  197.3     $  177.9     $  182.6
                                               =========    =========    =========    =========    =========    =========


DEPRECIATION AND AMORTIZATION
-----------------------------
     Propane - depreciation                    $    9.7     $    9.7     $   19.3     $   19.3     $   38.6     $   38.5
     Propane - amortization                         6.6          6.5         13.1         12.9         25.9         25.7
     Gas utility                                    4.6          4.6          9.0          9.2         16.9         18.1
     Electric utility                               1.0          1.1          1.9          2.1          4.1          4.1
     Corporate general and other                    -            0.1          0.2          0.2          0.4          0.3
                                               ---------    ---------    ---------    ---------    ---------    ---------
        Total                                  $   21.9     $   22.0     $   43.5     $   43.7     $   85.9     $   86.7
                                               =========    =========    =========    =========    =========    =========


IDENTIFIABLE ASSETS
-------------------
     (at period end)
     Propane                                   $1,323.9     $1,393.3     $1,323.9     $1,393.3     $1,323.9     $1,393.3
     Gas utility                                  617.5        605.7        617.5        605.7        617.5        605.7
     Electric utility                              87.8         88.2         87.8         88.2         87.8         88.2
     Energy marketing                              20.1          9.5         20.1          9.5         20.1          9.5
     Corporate general and other                  134.9        123.3        134.9        123.3        134.9        123.3
                                               ---------    ---------    ---------    ---------    ---------    ---------
        Total                                  $2,184.2     $2,220.0     $2,184.2     $2,220.0     $2,184.2     $2,220.0
                                               =========    =========    =========    =========    =========    =========

OPERATING STATISTICS
--------------------
     Propane sales - millions of gallons:
           Retail                                 265.7        267.6        514.3        519.3        802.4        815.1
           Wholesale                               60.8         73.5        143.5        142.1        220.0        236.6
     Natural gas system throughput -
           billions of cubic feet                  25.9         27.9         48.5         52.5         76.3         82.5
     Electric sales and transportation -
           millions of kilowatt hours             237.2        248.6        464.9        472.3        861.1        871.4

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.         ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

           On August 7, 1997, Electric Utility filed with the Pennsylvania Public Utility Commission (PUC) its restructuring plan pursuant to the Electricity Generation Customer Choice and Competition Act (Customer Choice Act). The restructuring plan includes a claim for the recovery of $34.4 million for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $.5 million) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buy out or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing during the summer of 1998.

           The Customer Choice Act also authorized the PUC to implement pilot customer choice programs for up to five percent of the peak load of each customer class. In accordance with PUC directives, Electric Utility implemented such a pilot program effective November 1, 1997. The implementation of the pilot program did not have a material effect on Electric Utility's results of operations.

           The Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) has addressed the appropriateness of the continued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
           71) by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The EITF issued its statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a restructuring plan is in place and its terms are known. For UGI Utilities, this will be upon the issuance of the PUC's restructuring order which is expected to occur during the summer of 1998. If pursuant to the restructuring plan such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the form of transition cost recovery under the plan meets the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


           provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

           Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the adoption of a PUC restructuring order to have a material adverse effect on its financial condition or results of operations.

4.         COMMITMENTS AND CONTINGENCIES

           The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane) relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $60 million. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

           In addition to these environmental matters, there are various other pending claims and legal actions arising in the normal course of the Company's businesses. The final results of environmental and other matters cannot be predicted with certainty. However, it is reasonably possible that some of them could be resolved unfavorably to the Company. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on the Company's financial position but could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

5.         EARNINGS PER SHARE

           The Company adopted SFAS No. 128, "Earnings Per Share" (SFAS 128) during the quarter ended December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share and simplifies the previous standards for computing earnings per share contained in Accounting Principles Board Opinion No. 15. SFAS 128 requires restatement of all prior-period earnings per share data presented. The following table reflects the reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for the periods presented:


                                                Three Months Ended           Six Months Ended          Twelve Months Ended
                                                     March 31,                   March 31,                   March 31,
                                             ------------------------    ------------------------    ------------------------
                                                1998          1997         1998          1997          1998          1997
                                             ----------    ----------    ----------    ----------    ----------    ----------
Numerator:
   Net income (applicable to basic
       and diluted earnings per share)       $    31.2     $    35.8     $    56.0     $    63.7     $    44.4     $    47.4
                                             ==========    ==========    ==========    ==========    ==========    ==========

Denominator (millions of shares):
   Basic earnings per share                     33.059        33.122        32.992        33.131        32.979        33.118
   Incremental shares issuable upon
      exercise of stock options                  0.189         0.133         0.191         0.115         0.160         0.113
                                             ----------    ----------    ----------    ----------    ----------    ----------

   Diluted earnings per share                   33.248        33.255        33.183        33.246        33.139        33.231
                                             ==========    ==========    ==========    ==========    ==========    ==========



Basic earnings per common share              $    0.95     $    1.08     $    1.70     $    1.92     $    1.35     $    1.43
                                             ==========    ==========    ==========    ==========    ==========    ==========

Diluted earnings per common share            $    0.94    $     1.08    $     1.69    $     1.92    $     1.34    $     1.43
                                             ==========    ==========    ==========    ==========    ==========    ==========

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for the three months ended March 31, 1998 (1998 three-month period) with the three months ended March 31, 1997 (1997 three-month period); the six months ended March 31, 1998 (1998 six-month period) with the six months ended March 31, 1997 (1997 six-month period); and the twelve months ended March 31, 1998 (1998 twelve-month period) with the twelve months ended March 31, 1997 (1997 twelve-month period). The Company's results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements. Due to the seasonality of the Company's businesses, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

CONSOLIDATED RESULTS

----------------------------------------------------------------------------------------------------------

Three Months Ended March 31,                               1998           1997              Decrease
----------------------------------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                                 $   488.3     $   576.4     $  (88.1)     (15.3)%
Total margin                                             $   226.5     $   227.7     $   (1.2)       (.5)%
Operating income                                         $    97.7     $   107.7     $  (10.0)      (9.3)%
Net income                                               $    31.2     $    35.8     $   (4.6)     (12.8)%
Net income per share (diluted)                           $     .94     $    1.08     $   (.14)     (13.0)%
----------------------------------------------------------------------------------------------------------

The Company's net income in the 1998 three-month period decreased principally due to the effects of warmer weather on Gas Utility results. In addition, the Partnership's results reflect the effects of warmer weather, higher expenses associated with business development activities and a decrease in other income.

PROPANE

----------------------------------------------------------------------------------------------------------
                                                                                            Increase
Three Months Ended March 31,                               1998          1997              (Decrease)
----------------------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions                               265.7         267.6         (1.9)       (.7)%
Revenues                                                 $   306.2     $   371.2     $  (65.0)     (17.5)%
Total margin                                             $   159.4     $   155.4     $    4.0        2.6 %
Operating income                                         $    61.0     $    67.7     $   (6.7)      (9.9)%
EBITDA(a)                                                $    77.3     $    83.9     $   (6.6)      (7.9)%
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

Retail volumes of propane sold during the 1998 three-month period decreased slightly from volumes sold during the prior-year period. Based upon degree day information provided by the National Oceanic and Atmospheric Administration
(NOAA) for 335 airports in the continental U.S., weather during the 1998 three-month period was 14% warmer than normal and 8% warmer than last year. Wholesale volumes of propane sold declined 12.7 million gallons to 60.8 million gallons in the 1998 three-month period due in part to the warmer weather.

Total revenues from retail propane sales decreased $48.2 million to $260.3 million during the 1998 three-month period reflecting a $46.0 million decrease as a result of lower average retail propane selling prices and a $2.2 million decrease as a result of lower volumes sold. The lower average retail propane selling prices reflect lower 1998 three-month period propane product costs. Wholesale propane revenues decreased $16.8 million to $27.3 million due to lower average wholesale propane selling prices and the previously mentioned lower wholesale volumes sold. Other revenues, principally reflecting terminal and storage revenues and sales of appliances, were virtually unchanged in the 1998 three-month period.

Total margin increased $4.0 million in the 1998 three-month period as declining propane product costs resulted in slightly higher retail unit margins. Although wholesale volumes were lower in the 1998 three-month period, such decrease did not have a material impact on the change in total margin because wholesale unit margins are typically very small.

The decrease in EBITDA and operating income during the 1998 three-month period reflects a $5.8 million decrease in Partnership other income and slightly higher operating expenses partially offset by higher total margin. Miscellaneous income in the 1997 three-month period includes $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy), which owns and operates a liquefied petroleum gas storage terminal in Virginia, higher finance charge income and higher income from sales of fixed assets. Operating expenses of the Partnership increased $4.5 million reflecting, among other things, higher employee compensation and benefit expenses and increased equipment refurbishment and maintenance expenses due in large part to acquisitions and new business development activities.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


UTILITIES

-------------------------------------------------------------------------------------------------------
                                                                                        Increase
Three Months Ended March 31,                            1998          1997             (Decrease)
-------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
       Natural gas system throughput - bcf               25.9          27.9         (2.0)       (7.2)%
       Degree days - % warmer than normal               (24.0)        (10.0)         -           -
       Revenues                                        $133.2        $153.3       $(20.1)      (13.1)%
       Total margin (a)                                $ 56.2        $ 62.2       $ (6.0)       (9.6)%
       Operating income                                $ 33.7        $ 38.9       $ (5.2)      (13.4)%

ELECTRIC UTILITY:
       Electric sales and transportation - gwh          237.2         248.6        (11.4)       (4.6)%
       Revenues                                        $ 19.1        $ 19.9       $  (.8)       (4.0)%
       Total margin (a)                                $  9.3        $  9.4       $  (.1)       (1.1)%
       Operating income                                $  3.5        $  3.3       $   .2         6.1 %
-------------------------------------------------------------------------------------------------------

           bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service area during the three months ended March 31, 1998 was 24.0% warmer than normal compared with weather that was 10.0% warmer than normal in the prior-year period. As a result, total system throughput decreased 7.2% during the 1998 three-month period principally reflecting the warmer weather's effect on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The decrease in Gas Utility's total revenues during the 1998 three-month period is due principally to a $20.7 million decrease in core market revenues resulting primarily from the lower volumes sold. Cost of gas sold by the Gas Utility was $71.7 million during the 1998 three-month period, a decrease of $12.9 million from the prior-year period, reflecting the decrease in core market sales.

Gas Utility total margin during the 1998 three-month period was $6.0 million lower than in the prior-year period principally reflecting a $6.3 million decrease in total margin from core market customers. Total margin from Gas Utility interruptible customers during the 1998 three-month period was slightly lower than the prior-year period, notwithstanding an increase in throughput, as the price of alternative fuels, principally oil, declined relative to gas prices, resulting in lower interruptible transportation rates.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Although 1998 three-month period total margin decreased $6.0 million from the prior-year period, Gas Utility operating income decreased $5.2 million principally as a result of lower general and administrative expenses and slightly higher miscellaneous income.

ELECTRIC UTILITY. Electric Utility sales and transportation decreased during the 1998 three-month period on weather which was 18.2% warmer than last year. Electric Utility revenues decreased $.8 million during the three months ended March 31, 1998 principally as a result of the warmer weather and customers choosing alternative electric generation suppliers pursuant to the Customer Choice Act pilot program. Under transportation service, Electric Utility bills only for the transportation of electricity but not for the cost of the electricity itself. Electric Utility cost of sales decreased $.8 million as a result of the warmer weather and the effects of the pilot program on sales of electricity. Pursuant to the provisions of the Customer Choice Act, Electric Utility's rates were capped at levels in effect on January 1, 1997. Consequently, the rates Electric Utility charged customers were the same in both periods.

Although Electric Utility sales and transportation were lower in the 1998 three-month period, total margin and operating income were virtually unchanged. Electric Utility's rates, including rates associated with the recovery of energy costs, have been capped as of January 1, 1997, but the rate caps did not materially affect Electric Utility results during the 1998 three-month period. In addition, the implementation of Electric Utility's pilot program pursuant to the Customer Choice Act did not have a material effect on Electric Utility's results of operations.

ENERGY MARKETING

--------------------------------------------------------------------------------------------------
                                                                                  Increase
Three Months Ended March 31,                        1998        1997             (Decrease)
--------------------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                           $29.8        $32.0       $   (2.2)       (6.9)%
Total margin                                       $ 1.6        $  .7       $     .9       128.6 %
Operating income                                   $  .9        $  .3       $     .6       200.0 %
--------------------------------------------------------------------------------------------------

Total revenues from energy marketing in the 1998 three-month period decreased, notwithstanding slightly higher billed volumes, due to the effects of lower natural gas contractual selling prices. The increase in billed volumes was due principally to an increase in volume from customers outside Gas Utility's distribution system. Total margin for the 1998 three-month period increased $.9 million to $1.6 million. Total margin during the three months ended March 31, 1997 was negatively impacted by the warm weather's effect on the value of excess pipeline capacity. Operating income from energy marketing was $.9 million in the 1998 three-month period compared with $.3 million in the prior-year period principally reflecting the impact of the higher total margin partially offset by higher operating expenses and lower miscellaneous income.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CORPORATE GENERAL AND OTHER

Operating income (loss) from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $(1.4) million in the 1998 three-month period compared with $(2.5) million in the prior-year period. The decrease represents higher interest income on temporary cash investments and lower UGI corporate administrative expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $21.5 million in the 1998 three-month period from $21.4 million in the prior-year period principally as a result of higher levels of debt outstanding under the Partnership's Acquisition Facility. The effective income tax rate on pre-tax income for the three months ended March 31, 1998 was 45.5% compared with a rate of 44.8% for the three months ended March 31, 1997.

1998 SIX-MONTH PERIOD COMPARED WITH 1997 SIX-MONTH PERIOD

CONSOLIDATED RESULTS

---------------------------------------------------------------------------------------------------------------

Six Months Ended March 31,                              1998            1997                   Decrease
---------------------------------------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                            $     959.5      $  1,106.0        $ (146.5)       (13.2)%
Total margin                                        $     424.8      $    443.7        $  (18.9)        (4.3)%
Operating income                                    $     175.3      $    197.3        $  (22.0)       (11.2)%
Net income                                          $      56.0      $     63.7        $   (7.7)       (12.1)%
Net income per share (diluted)                      $      1.69      $     1.92        $   (.23)       (12.0)%
---------------------------------------------------------------------------------------------------------------

The decrease in the Company's results in the 1998 six-month period reflects the effects of lower average retail unit margins experienced by the Partnership, lower total margin experienced by Gas Utility as a result of warmer heating-season weather, and lower Partnership other income.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PROPANE

----------------------------------------------------------------------------------------------------------

Six Months Ended March 31,                          1998             1997                 Decrease
----------------------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions                       514.3            519.3           (5.0)        (1.0)%
Revenues                                          $  609.1         $  731.3       $ (122.2)       (16.7)%
Total margin                                      $  299.1         $  310.8       $  (11.7)        (3.8)%
Operating income                                  $  106.5         $  126.9       $  (20.4)       (16.1)%
EBITDA (a)                                        $  138.9         $  159.1       $  (20.2)       (12.7)%
----------------------------------------------------------------------------------------------------------

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

Retail volumes of propane sold were slightly lower during the 1998 six-month period reflecting warmer weather. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating-season months November 1997 through March 1998 was 9% warmer than normal and 5% warmer than the prior year. In particular, the period comprising January and February 1998 was the warmest in the last 104 years. Wholesale volumes of propane sold increased 1.4 million gallons to 143.5 million gallons in the 1998 six-month period.

Total revenues from retail propane sales decreased $93.8 million to $500.6 million during the 1998 six-month period reflecting an $88.1 million decrease as a result of lower average retail propane selling prices and a $5.7 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues decreased $25.5 million to $64.6 million due to lower 1998 six-month period selling prices. The lower average retail and wholesale selling prices resulted from significantly lower propane product costs. Other revenues declined $2.9 million to $43.9 million reflecting in large part lower terminal and storage revenues and lower appliance sales revenues.

Total margin declined $11.7 million in the 1998 six-month period reflecting the impact of significantly lower average retail unit margins early in the 1998 six-month period partially offset by slightly higher unit margins during the later half of the period. Unit margins in the first half of the prior-year period benefitted from fuel supply and pricing strategies that were especially effective during the unique market conditions (characterized by a rapid increase in propane spot-market prices) that existed at the time. During the second half of the 1998 six-month period, declining propane product costs resulted in slightly higher retail unit margins.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The decrease in operating income and EBITDA during the 1998 six-month period principally reflects the decrease in total propane margin, lower miscellaneous income and slightly higher operating expenses. Miscellaneous income in the prior-year six-month period includes $4.7 million from the sale of Atlantic Energy as well as higher customer finance charges and income from sales of fixed assets. Operating expenses of the Partnership increased $1.8 million reflecting higher employee compensation and benefit expenses and an increase in equipment refurbishment and maintenance expense due in large part to acquisitions and new business development activities partially offset by reduced workers' compensation expense reflecting the benefits of safety improvement programs initiated in 1996.

UTILITIES

-------------------------------------------------------------------------------------------------------
                                                                                         Increase
Six Months Ended March 31,                               1998          1997             (Decrease)
-------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
       Natural gas system throughput - bcf                48.5          52.5         (4.0)      (7.6)%
       Degree days - % warmer than normal                (14.8)         (7.2)           -          -
       Revenues                                         $250.1        $269.1       $(19.0)      (7.1)%
       Total margin                                     $104.8        $112.8       $ (8.0)      (7.1)%
       Operating income                                 $ 62.0        $ 67.5       $ (5.5)      (8.1)%

ELECTRIC UTILITY:
       Electric sales and transportation - gwh           464.9         472.3         (7.4)      (1.6)%
       Revenues                                         $ 37.7        $ 38.3       $  (.6)      (1.6)%
       Total margin                                     $ 18.2        $ 18.2       $    -          - %
       Operating income                                 $  6.6        $  6.3       $   .3        4.8 %
-------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 six-month period was 14.8% warmer than normal compared with weather that was 7.2% warmer than normal in the prior-year period. Total system throughput decreased 7.6% during the 1998 six-month period principally reflecting the effect of the warmer weather on core market sales as well as a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility.

The decrease in Gas Utility's total revenues reflects a $24.7 million decrease from lower sales to core market customers and a $1.2 million decrease from lower sales to interruptible customers partially offset by a $4.8 million increase from higher average purchased gas cost (PGC) rates and a $2.0 million increase from greater off-system sales volumes. Cost of gas sold by Gas Utility decreased $9.9 million to $135.3 million during the 1998 six-month period reflecting the lower sales to core market customers.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The decrease in Gas Utility total margin principally reflects a $6.2 million decrease from core market customers resulting from the warmer weather and a $1.8 million decrease from interruptible customers.

Gas Utility operating income decreased $5.5 million during the 1998 six-month period principally reflecting the lower total margin partially offset by lower operating expenses and higher miscellaneous income. Operating and administrative expenses during the 1998 six-month period decreased $1.6 million principally as a result of income from an insurance recovery, a decrease in distribution system expenses and lower general and administrative expenses partially offset by an increase in gas supply expenses.

ELECTRIC UTILITY. Electric Utility sales and transportation decreased during the 1998 six-month period on weather which was 7.0% warmer than in the 1997 six-month period. Electric Utility revenues decreased $.6 million reflecting the warmer weather and the effects of Electric Utility's pilot program on sales of electricity. Cost of sales decreased to $17.9 million in the 1998 six-month period from $18.5 million in the prior-year period as a result of the lower sales.

Electric Utility total margin was $18.2 million during the 1998 six-month period, unchanged from the prior-year period. However, Electric Utility operating income increased during the six months ended March 31, 1998 principally as a result of lower operating and administrative expenses and lower charges for depreciation.

ENERGY MARKETING

------------------------------------------------------------------------------
                                                                Increase
Six Months Ended March 31,         1998        1997            (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)

Revenues                           $62.6       $67.3      $(4.7)       (7.0)%
Total margin                       $ 2.7       $ 1.9      $  .8        42.1%
Operating income                   $ 1.4       $ 1.1      $  .3        27.3%
------------------------------------------------------------------------------

Total revenues from energy marketing in the 1998 six-month period decreased compared with revenues during the prior-year period principally as a result of lower contractual selling prices. Total margin for the 1998 six-month period was $.8 million higher than in the same period last year reflecting higher average unit margins. Unit margins during the six months ended March 31, 1997 were negatively impacted by a decline in the value of excess pipeline capacity. Operating income from energy marketing was $1.4 million in the 1998 six-month period compared with $1.1 million in the prior-year period principally as a result of the higher total margin partially offset by higher operating expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CORPORATE GENERAL AND OTHER

Operating income (loss) from corporate general and other, net, was $(1.2) million in the 1998 six-month period compared with $(4.5) million in the 1997 six-month period. The decrease in operating loss from corporate general and other principally reflects higher interest income on temporary cash investments, lower levels of UGI corporate expenses and a $1.2 million pre-tax gain from the sale of UTI Energy Corp. (UTI) Common Stock received in conjunction with the mid-1980's disposition of the Company's oilfield service businesses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $42.9 million in the 1998 six-month period from $42.5 million in the 1997 six-month period principally as a result of higher levels of debt outstanding under the Partnership's Acquisition Facility. The effective income tax rate on pre-tax income for the six months ended March 31, 1998 was 44.6% compared with 44.8% for the six months ended March 31, 1997.

1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

CONSOLIDATED RESULTS

----------------------------------------------------------------------------------------------------------

Twelve Months Ended March 31,                  1998               1997                    Decrease
----------------------------------------------------------------------------------------------------------
(Millions of dollars, except per share)

Revenues                                     $1,495.5           $1,654.1          $(158.6)         (9.6)%
Total margin                                 $  666.1           $  672.2          $  (6.1)          (.9)%
Operating income                             $  177.9           $  182.6          $  (4.7)         (2.6)%
Net income                                   $   44.4           $   47.4          $  (3.0)         (6.3)%
Net income per share (diluted)               $   1.34           $   1.43          $  (.09)         (6.3)%
----------------------------------------------------------------------------------------------------------

The Company's results in the 1998 twelve-month period reflect lower results from Gas Utility due in large part to the effects of warmer heating-season weather and a decrease in other income of the Partnership.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


PROPANE

----------------------------------------------------------------------------------------------------

Twelve Months Ended March 31,              1998             1997                   Decrease
----------------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions             802.4             815.1           (12.7)          (1.6)%
Revenues                                  $955.6          $1,083.9         $(128.3)         (11.8)%
Total margin                              $465.7          $  465.7         $  -                  -%
Operating income                          $ 96.7          $  102.4         $  (5.7)          (5.6)%
EBITDA (a)                                $161.2          $  166.6         $  (5.4)          (3.2)%
----------------------------------------------------------------------------------------------------

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

Retail volumes of propane sold decreased in the 1998 twelve-month period principally reflecting the effects of warmer temperatures. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating-season months of November 1997 through March 1998 averaged 9% warmer than normal and 5% warmer than the prior year. Wholesale volumes of propane sold decreased to 220.0 million gallons from 236.6 million gallons in the prior-year period reflecting in large part the effects of the warmer weather.

Total revenues from retail propane sales declined $91.8 million to $774.4 million reflecting a $78.3 million decrease as a result of lower average retail propane selling prices and a $13.5 million decrease as a result of the lower retail volumes sold. A $33.5 million decrease in wholesale propane revenues to $100.5 million reflects a $24.1 million decrease as a result of lower average selling prices and a $9.4 million decrease as a result of the lower volumes. The higher selling prices in the prior-year period were a result of significantly higher propane spot-market prices particularly during the three months ended December 31, 1996. Other revenues decreased $3.0 million to $80.7 million principally reflecting lower appliance sales revenues and lower terminal and storage revenues.

Total margin in the 1998 twelve-month period was comparable with the prior-year period, notwithstanding the lower retail and wholesale volumes sold, reflecting slightly higher average retail unit margins. Total margin from other sales and services during the 1998 twelve-month period were virtually unchanged from the prior-year period.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Although total margin during the 1998 twelve-month period was comparable with the prior-year period, EBITDA and operating income declined principally as a result of lower miscellaneous income. Miscellaneous income in the 1997 twelve-month period includes $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy. Miscellaneous income in the prior-year period also includes higher interest income and income from sales of fixed assets. Operating expenses of the Partnership were $2.5 million lower during the 1998 twelve-month period principally as a result of lower required self-insurance reserves associated with general and automobile liability and workers' compensation costs.

UTILITIES

-------------------------------------------------------------------------------------------------------------------
                                                                                                   Increase
Twelve Months Ended March 31,                              1998             1997                  (Decrease)
-------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
       Natural gas system throughput - bcf                  76.3             82.5            (6.2)          (7.5)%
       Degree days - % warmer than normal                  (11.5)            (6.0)              -              - %
       Revenues                                           $370.1           $392.8          $(22.7)          (5.8)%
       Total margin                                       $160.7           $168.8          $ (8.1)          (4.8)%
       Operating income                                   $ 69.3           $ 74.2          $ (4.9)          (6.6)%

ELECTRIC UTILITY:
       Electric sales and transportation - gwh             861.1            871.4          $(10.3)          (1.2)%
       Revenues                                           $ 71.5           $ 71.5          $    -              - %
       Total margin                                       $ 35.2           $ 34.3          $   .9            2.6 %
       Operating income                                   $ 11.0           $ 10.0          $  1.0           10.0 %
-------------------------------------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 twelve-month period was warmer than in the 1997 twelve-month period. Total system throughput declined principally as a result of a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility and the effects of the warmer weather on core market sales.

Gas Utility revenues were $22.7 million lower in the 1998 twelve-month period as a result of a $28.8 million decrease in core market revenues due to the lower volumes sold that was partially offset by a $9.9 million increase in core market revenues primarily from higher average PGC rates, a $2.6 million decrease in revenues from off-system sales, and lower revenues from interruptible customers. Cost of gas sold was $195.3 million during the 1998 twelve-month period, a decrease of $13.4 million from the same period in 1997, principally reflecting the reduced core market and off-system sales partially offset by the effects of higher average PGC rates.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas Utility total margin decreased in the twelve months ended March 31, 1998 principally reflecting a $7.1 million decrease in total margin from core market customers and a $1.3 million decrease in total margin from interruptible customers.

Gas Utility operating income decreased $4.9 million during the 1998 twelve-month period as the lower total margin was partially offset by a $.9 million decrease in operating expenses, a $1.2 million decrease in depreciation and amortization, and higher miscellaneous income.

ELECTRIC UTILITY. Electric Utility sales and transportation were lower during the twelve months ended March 31, 1998 than in the prior-year period due in part to warmer heating-season weather. Notwithstanding lower sales, Electric Utility revenues were essentially unchanged from the prior-year period as the effect of the lower sales was offset by an increase in base rates effective in July 1996. Electric Utility cost of sales decreased $.9 million to $33.2 million during the 1998 twelve-month period as a result of the lower sales.

Electric Utility total margin during the 1998 twelve-month period increased principally as a result of the full year effect of the higher base rates effective July 19, 1996. The increase in operating income reflects the increase in total margin.

ENERGY MARKETING

--------------------------------------------------------------------------------------
                                                                       Increase
Twelve Months Ended March 31,     1998            1997                (Decrease)
--------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                          $98.3          $105.9         $(7.6)         (7.2)%
Total margin                      $ 4.5          $  3.4         $ 1.1          32.4 %
Operating income                  $ 2.0          $  1.6         $  .4          25.0 %
--------------------------------------------------------------------------------------

Total revenues from energy marketing in the 1998 twelve-month period decreased compared with revenues during the prior-year period as a result of lower billed volumes and lower average selling prices. Total margin and operating income were higher in the 1998 twelve-month period compared with the 1997 twelve-month period principally due to higher average unit margins. The lower unit margins in the 1997 twelve-month period reflected the warm winter weather's effect on the value of excess pipeline capacity.

CORPORATE GENERAL AND OTHER

Operating income (loss) from corporate general and other, net, was $(1.1) million in the 1998 twelve-month period compared with $(5.6) million in the 1997 twelve-month period. The decrease in operating loss from corporate general and other principally reflects $4.7 million in pre-tax gains from the sale of UTI Common Stock and higher interest income on temporary cash

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


investments partially offset by higher levels of UGI corporate general expenses. Corporate general expenses in the prior-year period were lower reflecting adjustments of incentive accruals recorded in September 1996.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $83.5 million in the 1998 twelve-month period from $82.2 million in the 1997 twelve-month period principally as a result of higher Propane and Utilities' bank loans outstanding and higher levels of debt outstanding under the Partnership's Acquisition Facility. The Company's effective income tax rate in the 1998 twelve-month period was 43.9% compared with 42.9% in the 1997 twelve-month period.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at March 31, 1998 totaled $947.5 million, a decrease of $16.5 million from the amount outstanding at September 30, 1997. The decrease principally reflects $28 million in net repayments under the Partnership's Revolving Credit Facility, $24.1 million in net repayments under UGI Utilities' revolving credit agreements and $10.0 million in UGI Utilities' long-term debt repayments partially offset by the issuance of a combined $35 million of notes under UGI Utilities' Series B Medium-Term Note program and $13 million under the Partnership's Acquisition Facility.

During the six months ended March 31, 1998, the Partnership declared and paid distributions on all limited partner units outstanding and the general partner interests for the quarters ended September and December 1997. The Partnership's Minimum Quarterly Distribution (MQD) of 55 cents per limited partner unit for the quarter ended March 31, 1998 will be paid on May 18, 1998 to holders of record on May 8, 1998.

The ability of the Partnership to continue to pay the full MQD on all of its units will depend upon a number of factors including the level of Partnership earnings, the cash needs of the Partnership's operations (including cash needed for maintenance and growth capital), and the Partnership's ability to finance externally such cash needs. The Partnership's EBITDA during the 1998 six-month period was $19.8 million lower than during the 1997 six-month period. Given the level of EBITDA to date, it is unlikely the Partnership will be able to fund solely from cash generated from operations during fiscal 1998 payment of the full distribution on its Subordinated Units for the remainder of calendar year 1998. While the Company believes the Partnership will have sufficient borrowing capacity to fund all of its cash needs (including amounts for growth capital and the full distribution on the Subordinated Units) during this period, no assurance can be given that the General Partner will elect to utilize its borrowing capacity to fund the full distribution on the Subordinated Units. The Company expects that the Partnership will generate sufficient cash from operations during fiscal 1998 to continue to fund the full distribution on the Partnership's

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Common Units. Due to the expected receipt of both dividends from UGI Utilities and distributions on the Partnership's Common Units held by the Company, as well as UGI's substantial cash balances, a decision of the Partnership not to pay the full distribution on its Subordinated Units in 1998 will not adversely affect UGI's ability to pay dividends on its Common Stock.

On February 25, 1998, UGI Utilities announced the early redemption of 120,000 shares of its $8.00 Series Preferred Stock effective April 2, 1998 at a redemption price of $102.667 per share plus accrued and unpaid dividends. UGI Utilities also announced the optional redemption of all 7,983 outstanding shares of its $1.80 Series Preferred Stock on April 1, 1998 at a redemption price of $23.50 per share plus accrued and unpaid dividends. UGI Utilities used borrowings under its revolving credit agreements to fund such redemptions.

On April 28, 1998, the Company's Board of Directors increased the quarterly dividend on the Common Stock to 36.5 cents a share from 36 cents a share, effective for the dividend payable July 1, 1998.

CASH FLOWS

The Company's consolidated cash and short-term investments totaled $148.4 million at March 31, 1998 compared with $129.4 million at September 30, 1997. These amounts include $110.8 million and $94.8 million, respectively, of cash and short-term investments held by UGI. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1998 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities during the six months ended March 31, 1998 totaled $113.8 million compared with $110.0 million in the comparable prior-year period. Cash flows from operations before changes in operating working capital were $130.8 million in the six months ended March 31, 1998 compared with $141.0 million in the prior-year period. The decrease principally reflects a reduction in the Partnership's operating income. Changes in operating working capital during the six months ended March 31, 1998 required $17.0 million of operating cash flow principally from a $68.6 million seasonal increase in accounts receivable and accrued utility revenues and a $27.7 million decrease in accounts payable partially offset by a $55.4 million decrease in inventories and prepaid propane purchases; $11.7 million in purchased gas cost overcollections; and $12.2 million in cash from changes in other working capital accounts. Changes in operating working capital during the six months ended March 31, 1997 required $31.0 million of operating cash flow.

INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $31.3 million in the six months ended March 31, 1998 compared with $31.8 million in the same period in 1997. The decrease principally reflects lower Gas Utility capital expenditures partially offset by higher Propane

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


capital expenditures. Proceeds from disposals of assets totaled $3.8 million during the six months ended March 31, 1998 compared with $8.1 million in the same period last year. The 1997 six-month period includes proceeds from the sale of Atlantic Energy. During the six months ended March 31, 1998, the Partnership acquired several propane businesses for $5.6 million in cash. During the six months ended March 31, 1997, the Partnership made acquisition-related cash payments of $2.7 million. During the six months ended March 31, 1998, the Company increased its balance of short-term investments by $4.6 million compared with an increase of $44.6 million in the prior-year period. Cash used for other investing activities during the six months ended March 31, 1998 includes $3.4 million of loans issued to employees in conjunction with the Company's stock ownership policy for executives and key employees.

FINANCING ACTIVITIES. During the six months ended March 31, 1998, the Company paid cash dividends on Common Stock of $23.7 million compared with $23.5 million of cash dividends in the prior-year period. During the six months ended March 31, 1998 and 1997, the Company issued $6.0 million and $6.2 million, respectively, of its Common Stock in conjunction with dividend reinvestment and employee and executive benefit plans. During the six months ended March 31, 1998, the Company repurchased $4.1 million of its Common Stock compared with $7.8 million in the same period in the prior year. Also during each of the six-month periods ended March 31, 1998 and 1997, the Partnership paid distributions of $19.5 million and $19.4 million, respectively, to public unitholders (and $27.6 million and $27.5 million, respectively, to the General Partner) representing the MQD on all limited partner units and the general partner interests.

During the six months ended March 31, 1998, the Company issued $48 million of long-term debt. This amount includes $20 million of twenty-year 7.25% notes and $15 million of three-year 6.17% notes issued under UGI Utilities' Series B Medium-Term Note program (the proceeds of which were used to reduce bank loans). It also includes $13 million issued under the Partnership's Acquisition Facility relating to acquisitions made prior to fiscal 1998. During the comparable prior-year period, the Company issued $7.7 million of long-term debt including $7 million under the Partnership's Acquisition Facility. During the six months ended March 31, 1998, the Company repaid $12.8 million of long-term debt including $10 million of UGI Utilities' 8.70% Notes. In the prior-year six-month period, the Company made long-term debt repayments of $20.3 million.

The Partnership made net repayments of $28 million under its Revolving Credit Facility during the six months ended March 31, 1998 compared with $15 million of net repayments in the same period in 1997. During the six months ended March 31, 1998, UGI Utilities made net repayments of $24.1 million under its revolving credit agreements compared with net borrowings of $44.5 million in the prior-year period.

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

On August 7, 1997, Electric Utility filed with the PUC its restructuring plan pursuant to the Customer Choice Act. The restructuring plan includes a claim for the recovery of $34.4 million

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


for stranded costs during the period January 1, 1999 through December 31, 2002. The claim is primarily for the recovery of: (1) plant investments in excess of estimated competitive market value and electric generation facility retirement costs; (2) potential costs associated with existing power purchase agreements; and (3) regulatory assets (principally income taxes of approximately $.5 million) recoverable from ratepayers under current regulatory practice. The claim also seeks to establish a recovery mechanism that would permit the recovery of up to an additional $28 million of costs associated with the buy out or implementation of a December 1993 agreement to purchase power from an independent power producer. The PUC is expected to take action on Electric Utility's filing during the summer of 1998.

The Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force
(EITF) has addressed the appropriateness of the continued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. SFAS 71 permits the recording of costs (regulatory assets) that have been, or are expected to be, allowed in the ratesetting process in a period different from the period in which such costs would be charged to expense by an unregulated enterprise. The EITF issued its statement 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101" which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a restructuring plan is in place and its terms are known. For UGI Utilities, this will be upon the issuance of the PUC's restructuring order which is expected to occur during the summer of 1998. If pursuant to the restructuring plan such electric generation assets no longer meet the criteria of SFAS 71, any related regulatory assets would be written-off unless the form of transition cost recovery under the plan meets the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. Any generation-related, long-lived fixed and intangible assets would be evaluated for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Based upon an evaluation of the various factors and conditions affecting future cost recovery, the Company does not expect the adoption of a PUC restructuring order to have a material adverse effect on its financial condition or results of operations.

On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to exit the merchant function of selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and the Company has provided testimony on such issues as the recovery of costs associated with its existing gas supply assets and the need for standards to assure reliability of future gas supplies. At

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. To date, this group has failed to reach a consensus. The Company expects the collaborative process to continue, and it will participate and monitor developments, as appropriate.

YEAR 2000 MATTERS

The Company, in conjunction with outside consultants, has conducted a detailed assessment of its critical computer-based systems in order to evaluate its Year 2000 ("Y2K") exposure. The Y2K issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs having date sensitive software may recognize date fields using "00" as the year 1900 rather than the year 2000, resulting in miscalculations and possible computer-based system failures. The Company has also identified and is contacting major vendors on which it depends for products or services in order to assess their Y2K compliance readiness and, if necessary, to develop appropriate contingency plans.

The Company has a number of information system improvement initiatives under way which include the installation of integrated financial system software that is Y2K compliant. In addition, the Company, in conjunction with consultants, has begun modifying its computer-based systems that are not currently Y2K compliant. The Company anticipates that its critical computer-based systems will be Y2K compliant by March 31, 1999.

The Company does not expect the costs to modify its computer-based systems, which will be expensed as incurred, will have a material effect on its results of operations or cash flows. However, in the event that the Company or its major suppliers experience disruptions due to Y2K issues, the Company's operations could be adversely affected.




                            PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On February 24, 1998, the Annual Meeting of Shareholders of UGI was held. The shareholders elected all seven nominees to the Board of Directors, and ratified the appointment of Arthur Andersen LLP as independent certified public accountants. No other matters were considered at the meeting.

            The number of votes cast for and withheld from election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

                        UGI CORPORATION AND SUBSIDIARIES


            ELECTION OF DIRECTORS:

                                                 FOR                   WITHHELD
                                                 ---                   --------

            James W. Stratton                 29,073,522               210,763
            David I. J. Wang                  29,064,811               219,474
            Richard C. Gozon                  29,073,006               211,279
            Stephen D. Ban                    29,077,549               206,736
            Lon R. Greenberg                  29,066,435               217,850
            Marvin O. Schlanger               29,034,806               249,479
            Thomas F. Donovan                 29,041,347               242,938

            The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Arthur Andersen LLP is as follows: For, 29,072,199; Against, 67,175; Abstain, 144,911. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

            At the Annual Meeting of Shareholders of UGI Corporation held on February 24, 1998, Lon R. Greenberg, Chairman, President and Chief Executive Officer, announced that Charles L. Ladner, Senior Vice President-Finance and Chief Financial Officer of the Company, would retire on October 1, 1998 and that Richard L. Bunn, President and Chief Executive Officer of UGI Utilities, Inc. would retire during 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  List of Exhibits:

        27.398   Financial Data Schedule for the six months ended March 31, 1998

        27.696   Financial Data Schedule for the nine months ended June 30, 1996

        27.697   Financial Data Schedule for the nine months ended June 30, 1997

        27.997   Financial Data Schedule for the year ended September 30, 1997

   (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UGI Corporation
                               ---------------------
                                   (Registrant)

Date:  May 13, 1998            By:  C .L. Ladner
-------------------            --------------------------------
                               C. L. Ladner, Senior Vice President - Finance

Date:  May 13, 1998            By:  M. J. Cuzzolina
-------------------            --------------------------------
                               M. J. Cuzzolina, Vice President - Accounting and
                               Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




  27.398         Financial Data Schedule for the six months ended March 31, 1998

  27.696         Financial Data Schedule for the nine months ended June 30, 1996

  27.697         Financial Data Schedule for the nine months ended June 30, 1997

  27.997         Financial Data Schedule for the year ended September 30, 1997