Form 10-Q
period 1998-06-30
UGI CORP /PA/
filed 1998-08-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At July 31, 1998, there were 32,911,893 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                             PAGES
                                                                             -----
PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 1998,
                 September 30, 1997 and June 30, 1997                           1

             Condensed Consolidated Statements of Income for the three,
                 nine and twelve months ended June 30, 1998 and 1997            2

             Condensed Consolidated Statements of Cash Flows for the
                 nine and twelve months ended June 30, 1998 and 1997            3

             Notes to Condensed Consolidated Financial Statements             4 - 11

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          12 - 30


PART II  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                  30

    Item 6.  Exhibits and Reports on Form 8-K                                   31

    Signatures                                                                  32

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                              June 30,      September 30,       June 30,
                                                                                1998            1997             1997
                                                                                ----            ----             ----
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   42.1        $   64.0         $   93.9
   Short-term investments, at cost which approximates market value               101.9            65.4             43.2
   Accounts receivable (less allowances for doubtful accounts of
      $12.2, $11.3 and $12.0, respectively)                                      100.4           110.6            126.1
   Accrued utility revenues                                                        6.0             7.7              6.7
   Inventories                                                                    75.7            95.6             79.7
   Deferred income taxes                                                          21.5            20.3             22.3
   Prepaid expenses and other current assets                                      18.7            40.3             13.9
                                                                              --------        --------         --------
    Total current assets                                                         366.3           403.9            385.8

Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $450.2, $410.1 and $401.7, respectively)                  992.5           987.2            978.7

Intangible assets (less accumulated amortization of $135.3, $116.7 and
   $110.4, respectively)                                                         636.3           677.9            677.8
Regulatory income tax asset                                                       45.6            44.4             44.0
Other assets                                                                      49.2            38.3             36.4
                                                                              --------        --------         --------
    Total assets                                                              $2,089.9        $2,151.7         $2,122.7
                                                                              ========        ========         ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
   Current maturities of long-term debt - Propane                             $    6.3        $    6.7         $   12.2
   Current maturities of long-term debt - Utilities                                7.1            17.1             17.1
   Current maturities of long-term debt - other                                    0.4             0.4              0.4
   Current portion of UGI Utilities redeemable preferred stock                      --             3.0               --
   Bank loans - Propane                                                           11.0            28.0               --
   Bank loans - Utilities                                                         50.7            67.0             43.2
   Accounts payable                                                               65.8           103.2             71.3
   Other current liabilities                                                     147.6           179.1            171.0
                                                                              --------        --------         --------
    Total current liabilities                                                    288.9           404.5            315.2

Long-term debt - Propane                                                         693.9           684.4            685.0
Long-term debt - Utilities                                                       187.2           152.2            159.3
Long-term debt - other                                                             7.9             8.2              8.3
Deferred income taxes                                                            156.7           152.5            153.7
Other noncurrent liabilities                                                      83.9            75.1             77.9

Commitments and contingencies

Minority interest in AmeriGas Partners                                           259.1           266.5            288.6

UGI Utilities redeemable preferred stock                                          20.0            32.2             35.2

Common stockholders' equity:
   Common Stock, without par value (authorized - 100,000,000 shares;
    issued - 33,198,731 shares)                                                  393.8           393.7            392.7
   Retained earnings (accumulated deficit)                                         6.2            (9.2)            13.6
                                                                              --------        --------         --------
                                                                                 400.0           384.5            406.3
   Less treasury stock, at cost                                                    7.7             8.4              6.8
                                                                              --------        --------         --------
    Total common stockholders' equity                                            392.3           376.1            399.5
                                                                              --------        --------         --------
    Total liabilities and stockholders' equity                                $2,089.9        $2,151.7         $2,122.7
                                                                              ========        ========         ========

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                 Three Months Ended            Nine Months Ended            Twelve Months Ended
                                                        June 30,                   June 30,                      June 30,
                                                   1998         1997          1998           1997           1998           1997
                                                   ----         ----          ----           ----           ----           ----
Revenues:
   Propane                                      $   158.2    $   177.6     $    767.3     $    908.9     $    936.2     $  1,086.0
   Utilities                                         74.3         88.3          362.1          395.7          427.6          463.7
   Energy marketing                                  22.7         18.2           85.3           85.5          102.8          104.6
                                                ---------    ---------     ----------     ----------     ----------     ----------
                                                    255.2        284.1        1,214.7        1,390.1        1,466.6        1,654.3
                                                ---------    ---------     ----------     ----------     ----------     ----------
Costs and expenses:
   Propane cost of sales                             69.7         89.4          379.7          509.9          470.2          611.4
   Utilities - gas, fuel and purchased power         35.1         44.2          188.3          207.8          219.5          241.5
   Other cost of sales                               21.5         17.1           81.3           82.5           98.2          101.2
   Operating and administrative expenses            103.0        104.2          329.0          331.3          437.5          441.0
   Depreciation and amortization                     21.9         21.6           65.4           65.3           86.2           86.9
   Miscellaneous income, net                         (4.6)        (5.5)         (12.9)         (17.1)         (18.4)         (19.6)
                                                ---------    ---------     ----------     ----------     ----------     ----------
                                                    246.6        271.0        1,030.8        1,179.7        1,293.2        1,462.4
                                                ---------    ---------     ----------     ----------     ----------     ----------

Operating income                                      8.6         13.1          183.9          210.4          173.4          191.9
Interest expense                                    (20.7)       (20.3)         (63.6)         (62.8)         (83.9)         (82.7)
Minority interest in AmeriGas Partners                7.0          6.3          (21.8)         (30.6)          (9.5)         (15.5)
                                                ---------    ---------     ----------     ----------     ----------     ----------
Income (loss) before income taxes and
   subsidiary preferred stock dividends              (5.1)        (0.9)          98.5          117.0           80.0           93.7
Income tax (expense) benefit                          1.6          0.4          (44.6)         (52.4)         (35.8)         (41.0)
Dividends on UGI Utilities Series
   Preferred Stock                                   (0.4)        (0.7)          (1.8)          (2.1)          (2.5)          (2.8)
                                                ---------    ---------     ----------     ----------     ----------     ----------
Net income (loss)                               $    (3.9)   $    (1.2)    $     52.1     $     62.5     $     41.7     $     49.9
                                                =========    =========     ==========     ==========     ==========     ==========

Earnings (loss) per share:
   Basic                                        $    (0.12)   $    (0.04)    $     1.58     $     1.89     $     1.27     $     1.51
                                                ==========    ==========     ==========     ==========     ==========     ==========

   Diluted                                      $    (0.12)   $    (0.04)    $     1.57     $     1.88     $     1.26     $     1.50
                                                ==========    ==========     ==========     ==========     ==========     ==========

Average common shares outstanding:
   Basic                                            33.017        33.031         33.001         33.098         32.976         33.105
                                                ==========    ==========     ==========     ==========     ==========     ==========

   Diluted                                          33.017        33.031         33.176         33.206         33.147         33.216
                                                ==========    ==========     ==========     ==========     ==========     ==========

Dividends declared per share                    $    0.365    $     0.36     $    1.085     $     1.07     $    1.445     $     1.43
                                                ==========    ==========     ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                        Nine Months Ended                 Twelve Months Ended
                                                                            June 30,                             June 30,
                                                                      -----------------------           -------------------------
                                                                      1998              1997              1998              1997
                                                                      ----              ----              ----              ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                       $  52.1           $  62.5           $  41.7           $  49.9
   Reconcile to net cash provided by operating activities:
      Depreciation and amortization                                    65.4              65.3              86.2              86.9
      Minority interest in AmeriGas Partners                           21.8              30.6               9.5              15.5
      Deferred income taxes, net                                        6.8              (2.0)              6.6               6.6
      Other, net                                                        5.7               1.1               8.7              (6.6)
                                                                    -------           -------           -------           -------
                                                                      151.8             157.5             152.7             152.3
      Net change in:
       Accounts receivable and accrued utility revenues                 4.4             (18.4)             16.0              (8.1)
       Inventories and prepaid propane purchases                       41.9              33.9               4.4               4.2
       Deferred fuel adjustments                                        4.9              13.0              (3.5)              1.8
       Accounts payable                                               (37.8)            (23.4)             (5.9)              5.5
       Other current assets and liabilities                           (16.9)              3.1              (9.1)              7.8
                                                                    -------           -------           -------           -------
      Net cash provided by operating activities                       148.3             165.7             154.6             163.5
                                                                    -------           -------           -------           -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                     (46.4)            (47.3)            (67.9)            (66.5)
   Net proceeds from disposals of assets                                5.3               8.7              11.0               9.7
   Acquisitions of businesses, net of cash acquired                    (6.9)             (4.5)            (14.0)            (23.3)
   Short-term investments (increase) decrease                         (36.5)            (20.1)            (58.7)              2.0
   Other, net                                                          (4.2)              3.1              (9.5)              3.1
                                                                    -------           -------           -------           -------
      Net cash used by investing activities                           (88.7)            (60.1)           (139.1)            (75.0)
                                                                    -------           -------           -------           -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Dividends on Common Stock                                          (35.6)            (35.3)            (47.5)            (47.1)
   Distributions on Partnership public Common Units                   (29.2)            (29.1)            (38.9)            (38.7)
   Issuance of long-term debt                                          48.0              28.8              48.1              51.8
   Repayment of long-term debt                                        (14.5)            (21.8)            (22.1)            (29.5)
   Propane bank loans increase (decrease)                             (17.0)            (15.0)              4.0                --
   UGI Utilities bank loans increase (decrease)                       (16.3)             (7.3)              7.5              33.2
   Issuance of Common Stock                                             7.0               7.2              11.5              10.3
   Redemption of UGI Utilities Series Preferred Stock                 (15.5)               --             (15.5)               --
   Repurchases of Common Stock                                         (8.4)            (13.2)            (14.4)            (15.3)
                                                                    -------           -------           -------           -------
      Net cash used by financing activities                           (81.5)            (85.7)            (67.3)            (35.3)
                                                                    -------           -------           -------           -------


Cash and cash equivalents increase (decrease)                       $ (21.9)          $  19.9           $ (51.8)          $  53.2
                                                                    =======           =======           =======           =======

Cash and cash equivalents:
   End of period                                                    $  42.1           $  93.9           $  42.1           $  93.9
   Beginning of period                                                 64.0              74.0              93.9              40.7
                                                                    -------           -------           -------           -------
    Increase (decrease)                                             $ (21.9)          $  19.9           $ (51.8)          $  53.2
                                                                    =======           =======           =======           =======


During the twelve months ended June 30, 1998 and 1997, UGI Utilities, Inc. paid cash dividends to UGI of $22.6 and $45.4, respectively. During the twelve months ended June 30, 1998 and 1997, AmeriGas, Inc. paid cash dividends to UGI of $50.1 and $48.3, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $47.5 and $47.1, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

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

      At June 30, 1998, UGI, through wholly owned subsidiaries, held an effective 2% general partner interest and a 56.6% limited partnership interest in the Operating Partnership. This limited partner interest is evidenced by common units (Common Units) and subordinated units (Subordinated Units) representing limited partner interests in AmeriGas Partners. The remaining 41.4% effective interest in the Operating Partnership is publicly held. AmeriGas Partners and the Operating Partnership are collectively referred to herein as the Partnership. A second-tier subsidiary of UGI serves as the general partner of AmeriGas Partners and the Operating Partnership.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.    SEGMENT INFORMATION

      Information on revenues, operating income (loss), depreciation and amortization, identifiable assets and certain operating statistics by business segment for the periods presented follows:

                                               Three Months Ended           Nine Months Ended             Twelve Months Ended
                                                    June 30,                    June 30,                       June 30,
                                             -----------------------      -----------------------       -----------------------
                                               1998           1997          1998           1997           1998           1997
                                             --------       --------      --------       --------       --------       --------
REVENUES
   Propane                                   $  158.2       $  177.6      $  767.3       $  908.9       $  936.2       $1,086.0
   Gas utility                                   57.8           71.7         307.9          340.8          356.2          391.8
   Electric utility                              16.5           16.6          54.2           54.9           71.4           71.9
   Energy marketing                              22.7           18.2          85.3           85.5          102.8          104.6
                                             --------       --------      --------       --------       --------       --------
     Total                                   $  255.2       $  284.1      $1,214.7       $1,390.1       $1,466.6       $1,654.3
                                             ========       ========      ========       ========       ========       ========


OPERATING  INCOME (LOSS)
   Propane                                   $    0.5       $    2.0      $  107.0       $  128.9       $   95.2       $  109.3
   Gas utility                                    7.1            8.0          69.1           75.5           68.4           73.1
   Electric utility                               2.0            2.2           8.6            8.5           10.8           10.7
   Energy marketing                               0.5            0.7           1.9            1.8            1.8            1.8
   Corporate general and other                   (1.5)           0.2          (2.7)          (4.3)          (2.8)          (3.0)
                                             --------       --------      --------       --------       --------       --------
     Total                                   $    8.6       $   13.1      $  183.9       $  210.4       $  173.4       $  191.9
                                             ========       ========      ========       ========       ========       ========


DEPRECIATION  AND  AMORTIZATION
   Propane - depreciation                    $    9.9       $    9.6      $   29.2       $   28.9       $   38.9       $   38.6
   Propane - amortization                         6.4            6.2          19.5           19.1           26.1           25.5
   Gas utility                                    4.6            4.7          13.6           13.9           16.8           18.3
   Electric utility                               1.0            1.0           2.9            3.1            4.1            4.1
   Corporate general and other                     --            0.1           0.2            0.3            0.3            0.4
                                             --------       --------      --------       --------       --------       --------
     Total                                   $   21.9       $   21.6      $   65.4       $   65.3       $   86.2       $   86.9
                                             ========       ========      ========       ========       ========       ========


IDENTIFIABLE  ASSETS
   (at period end)
   Propane                                   $1,240.0       $1,324.4      $1,240.0       $1,324.4       $1,240.0       $1,324.4
   Gas utility                                  593.0          581.8         593.0          581.8          593.0          581.8
   Electric utility                              95.7           85.6          95.7           85.6           95.7           85.6
   Energy marketing                              15.4           13.4          15.4           13.4           15.4           13.4
   Corporate general and other                  145.8          117.5         145.8          117.5          145.8          117.5
                                             --------       --------      --------       --------       --------       --------
     Total                                   $2,089.9       $2,122.7      $2,089.9       $2,122.7       $2,089.9       $2,122.7
                                             ========       ========      ========       ========       ========       ========

OPERATING STATISTICS
   Propane sales - millions of gallons:
      Retail                                    135.9          145.4         650.2          664.7          792.9          814.0
      Wholesale                                  29.2           34.5         172.7          176.6          214.7          225.4
   Natural gas system throughput -
      billions of cubic feet                     14.5           15.9          63.0           68.4           74.9           81.4
   Electric sales -
      millions of kilowatt hours                197.7          195.0         662.6          667.3          863.8          868.2

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.    ELECTRIC UTILITY RESTRUCTURING ORDER

      On June 19, 1998, the Pennsylvania Public Utility Commission (PUC) entered its Opinion and Order in Electric Utility's restructuring proceeding (the "Order") pursuant to Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act). The Order essentially adopts the terms included in a comprehensive settlement agreement (the "Settlement Agreement") previously entered into by UGI Utilities and the active parties to the restructuring proceeding, except Pennsylvania Power and Light Company (PP&L). Under the terms of the Order, commencing January 1, 1999 Electric Utility is authorized to recover $32.5 million in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a Competitive Transition Charge (CTC) (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Stranded costs are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Electric Utility's recoverable stranded costs include $8.7 million for the buy-out of a 1993 power purchase agreement with an independent power producer. In June 1998, Electric Utility recorded a liability of $8.7 million for the buy-out of the 1993 power purchase agreement and also recorded a corresponding CTC regulatory asset. In Electric Utility's restructuring proceeding, PP&L claimed certain stranded costs associated with a 1992 power supply agreement for the wholesale sale of power by PP&L to Electric Utility. The PUC denied PP&L's claim in the Order. On July 20, 1998, PP&L appealed the PUC's decision to the Commonwealth Court of Pennsylvania.

      Under the terms of the Order and in accordance with the Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. For Electric Utility, this generation rate cap is expected to extend through December 31, 2002. All of Electric Utility's customers will be permitted to select an alternative generation supplier as of January 1, 1999. Customers choosing an alternative supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kwh in 1999 and 2000, and 4.3 cents per kwh in 2001 and 2002. The Settlement Agreement gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a non-regulated affiliate. The Company's management believes that, upon filing the necessary documents with the PUC, Electric Utility will receive such approval.

      The Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) in 1997 issued its statement 97-4, "Deregulation of the Pricing of Electricity -

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


      Issues Related to the Application of FASB Statements 71 and 101." EITF 97-4 concluded that utilities should discontinue application of SFAS 71 "Accounting for the Effects of Certain Types of Regulation" for the generation portion of their business when a restructuring plan is in place and its terms are known. Pursuant to such guidance, in June 1998 Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 5% of UGI Utilities' consolidated assets. The discontinuance of SFAS 71 did not have a material effect on the Company's financial position or results of operations for the three months ended June 30, 1998.

4.    UNUSUAL ITEMS

      In June 1998, the Company revised its estimate of the tax basis of certain assets contributed to the Partnership in conjunction with the Partnership's formation on April 19, 1995. The change in estimate resulted in adjustments to the June 30, 1998 condensed consolidated balance sheet as follows: (1) a $17.9 million decrease in goodwill; (2) a $9.6 million decrease in excess reorganization value; (3) a $20.8 million decrease in accrued income taxes and (4) a $6.7 million increase in deferred income tax benefits.

5.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane) relating to Petrolane's divestiture of nonpropane operations prior to its 1989 acquisition by QFB Partners. These leases are currently estimated to aggregate approximately $57 million. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

      At sites in which a former subsidiary of UGI Utilities operated a manufactured gas plant, UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, courts have found parent companies liable for environmental damage at sites owned by subsidiary companies when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, expenditures may not be reasonably quantifiable because of a number of factors, including various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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


                                                     Three Months Ended           Nine Months Ended          Twelve Months Ended
                                                         June 30,                     June 30,                     June 30,
                                                    --------------------          ------------------         ------------------
                                                    1998            1997          1998          1997         1998          1997
                                                    ----            ----          ----          ----         ----          ----
Numerator:
   Net income (loss)  (applicable to
       basic and diluted earnings per share)      $   (3.9)      $   (1.2)      $   52.1      $   62.5      $   41.7      $   49.9
                                                  ========       ========       ========      ========      ========      ========

Denominator (millions of shares):
   Basic earnings per share                         33.017         33.031         33.001        33.098        32.976        33.105
   Incremental shares issuable upon
      exercise of stock options and other
      stock-based compensation                          --             --          0.175         0.108         0.171         0.111
                                                  --------       --------       --------      --------      --------      --------

   Diluted earnings per share                       33.017         33.031         33.176        33.206        33.147        33.216
                                                  ========       ========       ========      ========      ========      ========



Basic earnings (loss) per common share            $  (0.12)      $  (0.04)      $   1.58      $   1.89      $   1.27      $   1.51
                                                  ========       ========       ========      ========      ========      ========

Diluted earnings (loss) per common share          $  (0.12)      $  (0.04)      $   1.57      $   1.88      $   1.26      $   1.50
                                                  ========       ========       ========      ========      ========      ========

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company's results of operations for the three months ended June 30, 1998 (1998 three-month period) with the three months ended June 30, 1997 (1997 three-month period); the nine months ended June 30, 1998 (1998 nine-month period) with the nine months ended June 30, 1997 (1997 nine-month period); and the twelve months ended June 30, 1998 (1998 twelve-month period) with the twelve months ended June 30, 1997 (1997 twelve-month period). The Company's results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements. Due to the seasonality of the Company's businesses, the results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

CONSOLIDATED RESULTS


--------------------------------------------------------------------------------
                                                                Increase
 Three Months Ended June 30,             1998      1997         (Decrease)
--------------------------------------------------------------------------------
 (Millions of dollars, except per
 share)
 Revenues                               $255.2     $284.1     $(28.9)    (10.2)%
 Total margin                           $126.1     $130.0     $ (3.9)     (3.0)%
 Operating income                       $  8.6     $ 13.1     $ (4.5)    (34.4)%
 Net loss                               $ (3.9)    $ (1.2)    $  2.7     225.0%
 Net loss per share - diluted           $ (.12)    $ (.04)    $  .08     200.0%
--------------------------------------------------------------------------------

The Company's net loss in the 1998 three-month period reflects the effects of warmer spring weather on the Partnership's and Gas Utility's results. Net income in the 1997 three-month period benefitted from a $1.4 million after-tax gain from the sale of UTI Energy Corp. (UTI) common stock.

PROPANE

-------------------------------------------------------------------------------
                                                                Increase
Three Months Ended June 30,                1998     1997        (Decrease)
-------------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions             135.9    145.4      (9.5)    (6.5)%
Revenues                                  $158.2   $177.6    $(19.4)   (10.9)%
Total margin                              $ 88.5   $ 88.2    $   .3       .3%
Operating income                          $   .5   $  2.0    $ (1.5)   (75.0)%
EBITDA(a)                                 $ 16.8   $ 17.8    $ (1.0)    (5.6)%
-------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


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

Retail volumes of propane sold during the 1998 three-month period decreased due in large part to warmer weather in April and May 1998. Based upon degree day information provided by the National Oceanic and Atmospheric Administration
(NOAA) for 335 airports in the continental U.S., weather during the 1998 three-month period was approximately 8% warmer than normal and 21% warmer than the same period of 1997. Wholesale volumes of propane sold were 5.3 million gallons (15.4%) lower in the 1998 three-month period also due to the warmer weather and lower purchases by independent retailers.

Total revenues from retail propane sales decreased $15.1 million to $128.2 million during the 1998 three-month period reflecting (1) a $9.4 million decrease as a result of the lower volumes sold and (2) a $5.7 million decrease as a result of lower average retail propane selling prices. The lower average retail propane selling prices reflect lower 1998 three-month period propane product costs. Wholesale propane revenues decreased $4.4 million to $12.1 million due to the previously mentioned lower wholesale volumes sold as well as lower average wholesale propane selling prices. Other revenues, principally reflecting terminal and storage revenues and sales of appliances, were essentially unchanged in the 1998 three-month period.

Notwithstanding the lower propane volumes sold, total margin increased $.3 million in the 1998 three-month period. Retail unit margins were higher in 1998 as the Partnership benefitted from lower industry-wide propane product costs. The decrease in wholesale volumes did not have a material impact on the change in total margin because wholesale unit margins are typically very small.

The decrease in EBITDA during the 1998 three-month period principally resulted from higher operating expenses. Operating expenses of the Partnership in the 1998 three-month period include net benefits of $2.2 million comprising (1) $2.0 million from lower required accruals for property taxes, (2) $1.7 million from lower required accruals for environmental matters and (3) a $1.5 million increase in accrued disability benefits. Excluding these items, operating and administrative expenses increased $3.1 million principally reflecting higher expenses associated with Partnership acquisitions and new business development activities.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


UTILITIES

--------------------------------------------------------------------------------
                                                                  Increase
 Three Months Ended June 30,               1998      1997        (Decrease)
--------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
     Natural gas system throughput -
       bcf                                 14.5      15.9      (1.4)    (8.8)%
     Degree days - % colder (warmer)
       than normal                        (23.7)     15.9        --       --
     Revenues                            $ 57.8    $ 71.7    $(13.9)   (19.4)%
     Total margin (a)                    $ 28.9    $ 32.3    $ (3.4)   (10.5)%
     Operating income                    $  7.1    $  8.0    $  (.9)   (11.3)%

 ELECTRIC UTILITY:
     Electric sales - gwh                 197.7     195.0       2.7      1.4%
     Revenues                            $ 16.5    $ 16.6    $  (.1)     (.6)%
     Total margin (a)                    $  7.5    $  8.4    $  (.9)   (10.7)%
     Operating income                    $  2.0    $  2.2    $  (.2)    (9.1)%
--------------------------------------------------------------------------------

      bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in the Gas Utility service territory during the 1998 three-month period was 23.7% warmer than normal compared with weather that was 15.9% colder than normal in the prior-year period. Total system throughput decreased 8.8% during the 1998 three-month period principally reflecting the warmer weather's effect on firm-residential, firm-commercial and firm-industrial (collectively, "core market") sales.

The $13.9 million decrease in Gas Utility's total revenues during the 1998 three-month period is due principally to (1) a $10.8 million decrease in core market revenues resulting from the lower volumes sold and (2) a $2.3 million decrease from lower off-system sales. Cost of gas sold by the Gas Utility was $26.9 million during the 1998 three-month period, a decrease of $9.8 million from the prior-year period, principally reflecting the decrease in off-system and core market sales.

Gas Utility total margin during the 1998 three-month period was $3.4 million lower than in the 1997 three-month period principally reflecting a $3.2 million decrease in total margin from core market customers. Total margin from Gas Utility interruptible customers during the 1998 three-month period was $.6 million lower than the prior-year period, notwithstanding an increase in interruptible throughput, as the price of alternative fuels, principally oil, declined relative to gas

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


prices, resulting in lower interruptible transportation rates. The decline in core market and interruptible margins was partially offset by slightly higher firm delivery service margins.

Although total margin during the three months ended June 30, 1998 decreased $3.4 million, Gas Utility operating income decreased only $.9 million principally as a result of (1) lower costs associated with environmental matters, (2) lower distribution system maintenance expenses, (3) a decrease in general and administrative expenses and (4) slightly higher miscellaneous income.

ELECTRIC UTILITY. Electric Utility sales increased 1.4% during the 1998 three-month period. Notwithstanding the higher sales, Electric Utility revenues decreased principally as a result of customers purchasing electricity from other providers under the pilot program. In accordance with the Customer Choice Act, Electric Utility implemented a pilot program effective November 1, 1997 for up to five percent of the peak load of each customer class. For those customers participating in the pilot program, Electric Utility bills only for the distribution of electricity but not for the electricity itself. Electric Utility cost of sales increased $.8 million as a result of higher generation and purchased power costs. As a result of Electric Utility's restructuring Order, its Energy Cost Rate (ECR) was combined with its base rates. Because the sources and costs of Electric Utility's power needs vary from period to period and its generation rates are capped until December 31, 2002, the elimination of the ECR may increase the volatility of Electric Utility's future quarterly results.

During the 1998 three-month period, Electric Utility total margin decreased $.9 million from the prior-year period primarily as a result of the previously mentioned increase in generation and purchased power costs. Operating income was $2.0 million during the 1998 three-month period compared with $2.2 million in the same period last year. The decrease reflects the net effects of (1) lower total margin, (2) higher legal expenses associated with the Electric Utility restructuring and (3) higher miscellaneous income. Miscellaneous income was $1.0 million in the 1998 three-month period compared with $.1 million in the 1997 three-month period. The increase in miscellaneous income principally resulted from adjustments to reserves associated with accrued Electric Utility revenues as a result of the restructuring Order.

ENERGY MARKETING

-------------------------------------------------------------------------------
                                                                Increase
Three Months Ended June 30,              1998      1997        (Decrease)
-------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                $22.7      $18.2     $  4.5     24.7%
Total margin                            $ 1.2      $ 1.1     $   .1      9.1%
Operating income                        $  .5      $  .7     $  (.2)   (28.6)%
-------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


Total revenues from energy marketing in the 1998 three-month period increased as a result of higher average gas prices and higher billed volumes. The increase in billed volumes was due principally to an increase in volume from customers outside Gas Utility's distribution system. Total margin for the 1998 three-month period increased slightly from the 1997 three-month period. Operating income from energy marketing was $.5 million in the 1998 three-month period compared with $.7 million in the prior-year period principally reflecting the impact of higher operating expenses and lower miscellaneous income.

CORPORATE GENERAL AND OTHER

Operating income (loss) from corporate general and other, net, consisting of expenses incurred by UGI corporate headquarters net of other miscellaneous income, was $(1.5) million in the 1998 three-month period compared with $.2 million in the prior-year period. The 1997 three-month period includes a $2.1 million pre-tax gain from the sale of UTI common stock received in conjunction with the mid-1980's disposition of the Company's oilfield service businesses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $20.7 million in the 1998 three-month period from $20.3 million in the prior-year period principally as a result of higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities. The effective income tax rate on the pre-tax loss for the three months ended June 30, 1998 was 31.4% compared with a rate of 44.4% for the three months ended June 30, 1997. The lower 1998 three-month period tax rate reflects the effect of a slight increase in the estimated annual effective income tax rate applied to year-to-date pre-tax income.

1998 NINE-MONTH PERIOD COMPARED WITH 1997 NINE-MONTH PERIOD

CONSOLIDATED RESULTS

-------------------------------------------------------------------------------

Nine Months Ended June 30,             1998        1997        Decrease
-------------------------------------------------------------------------------
(Millions of dollars, except per
share)
Revenues                             $1,214.7   $1,390.1   $(175.4)   (12.6)%
Total margin                         $  551.1   $  573.8   $ (22.7)    (4.0)%
Operating income                     $  183.9   $  210.4   $ (26.5)   (12.6)%
Net income                           $   52.1   $   62.5   $ (10.4)   (16.6)%
Net income per share - diluted       $    1.57  $    1.88  $   (.31)  (16.5)%
-------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)



The decrease in the Company's results in the 1998 nine-month period principally reflects lower Partnership and Gas Utility total margin as a result of warmer heating-season weather, and lower Partnership other income.

PROPANE

------------------------------------------------------------------------------

Nine Months Ended June 30,             1998     1997           Decrease
------------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions        650.2      664.7       (14.5)    (2.2)%
Revenues                             $767.3     $908.9     $(141.6)   (15.6)%
Total margin                         $387.6     $399.0     $ (11.4)    (2.9)%
Operating income                     $107.0     $128.9     $ (21.9)   (17.0)%
EBITDA (a)                           $155.7     $176.9     $ (21.2)   (12.0)%
------------------------------------------------------------------------------

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

Retail volumes of propane sold were slightly lower during the 1998 nine-month period. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating-season months November 1997 through March 1998 was 9% warmer than normal and 5% warmer than the prior year. In particular, the period comprising January and February 1998 was the warmest in more than 100 years.

Total revenues from retail propane sales decreased $108.9 million to $628.8 million during the 1998 nine-month period reflecting (1) a $92.8 million decrease as a result of lower average retail propane selling prices and (2) a $16.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues decreased $29.8 million to $76.8 million due principally to lower 1998 nine-month period selling prices. The lower average retail and wholesale selling prices resulted from significantly lower propane product costs. Other revenues declined $2.9 million to $61.7 million reflecting in large part lower terminal and storage revenues and lower appliance sales revenues.

Total margin declined $11.4 million in the 1998 nine-month period principally reflecting the impact of lower retail volumes sold. Although average retail propane unit margins for the 1998 nine-month period were comparable with the prior-year period, the Partnership recorded significantly lower retail unit margins early in the 1998 nine-month period (compared to the same period of the prior year) and higher retail unit margins later in the period. Retail unit margins early

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


in the prior-year period were higher due to fuel supply and pricing strategies that were especially effective during the unique market conditions (characterized by a rapid increase in propane spot-market prices) that existed at the time. Retail unit margins in the later part of the 1998 nine-month period benefitted from significantly lower propane product costs.

The decrease in operating income and EBITDA during the 1998 nine-month period principally reflects (1) the decrease in total margin, (2) lower miscellaneous income and (3) slightly higher operating expenses. Miscellaneous income in the prior-year nine-month period includes (1) $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc. (Atlantic Energy),
(2) higher customer finance charges and (3) higher interest income on short-term investments. Operating expenses of the Partnership increased $2.6 million in the 1998 nine-month period. Operating expenses in the 1998 nine-month period include net benefits of $2.2 million comprising (1) $2.0 million from lower required accruals for property taxes, (2) $1.7 million from lower required accruals for environmental matters and (3) a $1.5 million increase in accrued disability benefits. Excluding these items, operating and administrative expenses of the Partnership increased $4.8 million principally reflecting higher expenses associated with acquisitions and new business development activities.

UTILITIES

--------------------------------------------------------------------------------
                                                                   Increase
 Nine Months Ended June 30,                1998      1997         (Decrease)
--------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
     Natural gas system throughput -
       bcf                                   63.0     68.4       (5.4)   (7.9)%
     Degree days - % warmer than
       normal                               (15.8)    (4.7)        --      --
     Revenues                             $ 307.9   $340.8    $ (32.9)   (9.7)%
     Total margin                         $ 133.8   $145.2    $ (11.4)   (7.9)%
     Operating income                     $  69.1   $ 75.5    $  (6.4)   (8.5)%

 ELECTRIC UTILITY:
     Electric sales - gwh                   662.6    667.3       (4.7)    (.7)%
     Revenues                             $  54.2   $ 54.9    $   (.7)   (1.3)%
     Total margin                         $  25.7   $ 26.6    $   (.9)   (3.4)%
     Operating income                     $   8.6   $  8.5    $    .1     1.2%
--------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 nine-month period was 15.8% warmer than normal compared with weather that was 4.7% warmer than normal in the prior-year period. Total system throughput decreased 7.9% during the 1998 nine-month period principally reflecting the effect of the warmer heating-season weather on core market sales as well as a

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility.

The decrease in Gas Utility's total revenues reflects a $30.7 million decrease from lower sales to core market customers. Cost of gas sold by Gas Utility decreased $19.7 million to $162.2 million during the 1998 nine-month period principally reflecting the lower sales to core market customers.

The decrease in Gas Utility total margin principally reflects (1) a $9.3 million decrease from core market customers resulting from the warmer weather and (2) a $2.4 million decrease from interruptible customers resulting from lower transportation rates due to declining oil prices relative to gas prices.

Gas Utility operating income decreased $6.4 million during the 1998 nine-month period principally reflecting the lower total margin partially offset by lower operating expenses and higher miscellaneous income. Operating and administrative expenses during the 1998 nine-month period decreased $3.7 million principally as a result of (1) income from an insurance recovery, (2) a decrease in distribution system maintenance expenses, (3) lower costs associated with environmental matters and (4) lower general and administrative expenses. These decreases were partially offset by an increase in gas supply expenses.

ELECTRIC UTILITY. Electric Utility sales decreased during the 1998 nine-month period on weather which was 11.4% warmer than in the 1997 nine-month period. Electric Utility revenues decreased $.7 million reflecting the warmer weather and the effects of Electric Utility's pilot program. Notwithstanding the decrease in sales, cost of sales increased to $26.1 million in the 1998 nine-month period from $25.9 million in the prior-year period. The increase reflects higher purchased power costs and the effect of the inclusion of the former ECR in base rates.

Electric Utility total margin was $.9 million lower during the 1998 nine-month period than the prior-year period. However, Electric Utility operating income increased slightly during the nine months ended June 30, 1998 principally as a result of higher miscellaneous income and lower charges for depreciation. Miscellaneous income was $1.1 million in the 1998 nine-month period compared with $.1 million in the 1997 nine-month period. The increase principally resulted from adjustments to reserves associated with accrued Electric Utility revenues as a result of the restructuring Order.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)



ENERGY MARKETING


------------------------------------------------------------------------------
                                                               Increase
Nine Months Ended June 30,                 1998    1997        (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                  $85.3     $85.5     $ (.2)    (.2)%
Total margin                              $ 4.0     $ 3.0     $ 1.0    33.3%
Operating income                          $ 1.9     $ 1.8     $  .1     5.6%
------------------------------------------------------------------------------

Total revenues from energy marketing in the 1998 nine-month period decreased slightly compared with revenues during the prior-year period principally as a result of lower contractual selling prices. Total margin for the 1998 nine-month period was $1.0 million higher than in the same period last year reflecting higher average unit margins. Unit margins during the nine months ended June 30, 1997 were negatively impacted by a decline in the value of excess pipeline capacity. Operating income from energy marketing was $1.9 million in the 1998 nine-month period compared with $1.8 million in the prior-year period as the higher total margin was substantially offset by higher operating expenses and lower miscellaneous income.

CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, was $(2.7) million in the 1998 nine-month period compared with $(4.3) million in the 1997 nine-month period. The decrease in operating loss from corporate general and other principally reflects (1) higher interest income on temporary cash investments and (2) lower levels of UGI corporate expenses.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $63.6 million in the 1998 nine-month period from $62.8 million in the 1997 nine-month period principally as a result of higher levels of debt outstanding under the Partnership's Acquisition Facility. The effective income tax rate on pre-tax income for the nine months ended June 30, 1998 was 45.3% compared with 44.8% for the nine months ended June 30, 1997.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)



1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

CONSOLIDATED RESULTS

-------------------------------------------------------------------------------
Twelve Months Ended June 30,           1998        1997        Decrease
-------------------------------------------------------------------------------
(Millions of dollars, except per
share)
Revenues                             $1,466.6   $1,654.3   $(187.7)    (11.3)%
Total margin                         $  662.2   $  681.8   $ (19.6)     (2.9)%
Operating income                     $  173.4   $  191.9   $ (18.5)     (9.6)%
Net income                           $   41.7   $   49.9   $  (8.2)    (16.4)%
Net income per share - diluted       $    1.26  $    1.50  $   (.24)   (16.0)%
-------------------------------------------------------------------------------

The decrease in the Company's results in the 1998 twelve-month period reflects
(1) lower operating income from the Partnership and Gas Utility due in large part to the effects of warmer heating-season weather and (2) a decrease in miscellaneous income of the Partnership.

PROPANE

----------------------------------------------------------------------------
Twelve Months Ended June 30,           1998     1997         Decrease
----------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions         792.9      814.0     (21.1)    (2.6)%
Revenues                             $ 936.2   $1,086.0   $(149.8)   (13.8)%
Total margin                         $ 466.0   $  474.6   $  (8.6)    (1.8)%
Operating income                     $  95.2   $  109.3   $ (14.1)   (12.9)%
EBITDA (a)                           $ 160.2   $  173.4   $ (13.2)    (7.6)%
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

Retail and wholesale volumes of propane sold decreased in the 1998 twelve-month period principally reflecting the effects of warmer heating season temperatures. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the peak heating season months of November 1997 through March 1998 averaged 9% warmer than normal

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)



and 5% warmer than the prior year. In particular, the period comprising January and February 1998 was the warmest in more than 100 years.

Total revenues from retail propane sales declined $112.3 million to $759.3 million reflecting (1) an $89.7 million decrease as a result of lower average retail propane selling prices and (2) a $22.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues decreased $34.0 million to $96.2 million reflecting (1) a $27.8 million decrease as a result of lower average selling prices and (2) a $6.2 million decrease as a result of the lower volumes. The higher selling prices in the prior-year period were a result of significantly higher propane spot-market prices. Other revenues decreased $3.5 million to $80.7 million due to lower terminal and storage revenues and lower appliance sales revenues.

Total margin in the 1998 twelve-month period was lower than the prior-year period reflecting the impact of the lower propane volumes sold. Total margin from other sales and services during the 1998 twelve-month period was slightly lower than in the prior-year period.

EBITDA and operating income declined during the 1998 twelve-month period as a result of (1) the previously mentioned lower total margin and (2) lower miscellaneous income. Miscellaneous income in the 1997 twelve-month period includes $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy. Miscellaneous income in the prior-year period also includes higher interest income and income from sales of fixed assets. Operating expenses of the Partnership were $1.8 million lower during the 1998 twelve-month period principally as a result of (1) lower required self-insurance reserves and costs associated with general and automobile liability and workers' compensation and
(2) lower required accruals for environmental and property tax matters. These decreases were partially offset by higher expenses associated with Partnership acquisitions and new business development activities.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)



UTILITIES

--------------------------------------------------------------------------------
                                                                  Increase
 Twelve Months Ended June 30,              1998        1997       (Decrease)
--------------------------------------------------------------------------------
 (Millions of dollars)
 GAS UTILITY:
     Natural gas system throughput -
       bcf                                   74.9       81.4      (6.5)   (8.0)%
     Degree days - % warmer than
       normal                               (15.6)      (4.9)      -       -
     Revenues                             $ 356.2    $ 391.8    $(35.6)   (9.1)%
     Total margin                         $ 157.3    $ 168.8    $(11.5)   (6.8)%
     Operating income                     $  68.4    $  73.1    $ (4.7)   (6.4)%

 ELECTRIC UTILITY:
     Electric sales - gwh                   863.8      868.2      (4.4)    (.5)%
     Revenues                             $  71.4    $  71.9    $  (.5)    (.7)%
     Total margin                         $  34.3    $  35.0    $  (.7)   (2.0)%
     Operating income                     $  10.8    $  10.7    $   .1      .9%
--------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1998 twelve-month period was significantly warmer than in the 1997 twelve-month period. Total system throughput declined principally as a result of the effects of the warmer weather on core market sales and a decrease in low-margin interruptible delivery service volumes resulting from the shut-down of a gas-fired cogeneration facility.

Gas Utility revenues were $35.6 million lower in the 1998 twelve-month period as a result of (1) a $30.7 million decrease in core market revenues due to the lower volumes sold, (2) a $3.1 million decrease in revenues from off-system sales and (3) lower revenues from interruptible customers. Cost of gas sold was $185.5 million during the 1998 twelve-month period, a decrease of $22.2 million from the same period in 1997, principally reflecting the reduced core market and off-system sales partially offset by the effects of slightly higher average purchased gas cost rates.

Gas Utility total margin decreased during the 1998 twelve-month period principally reflecting a $9.7 million decrease in total margin from core market customers and a $2.1 million decrease in total margin from interruptible customers.

Gas Utility operating income decreased $4.7 million during the 1998 twelve-month period as the lower total margin was partially offset by (1) a $4.4 million decrease in operating expenses, (2) a $1.3 million decrease in depreciation and amortization and (3) higher miscellaneous income. Operating and administrative expenses decreased principally as a result of (1) income from an insurance recovery and (2) a decrease in distribution system maintenance expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


ELECTRIC UTILITY. Electric Utility sales were lower during the twelve months ended June 30, 1998 than in the prior-year period due in part to warmer heating-season weather. Electric Utility revenues were $.5 million lower than the prior-year period principally reflecting the effects of the warmer weather and Electric Utility's pilot program. Notwithstanding the lower sales, Electric Utility cost of sales increased $.2 million to $34.0 million during the 1998 twelve-month period as a result of higher purchased power costs and the effect of the inclusion of the former ECR in base rates in June 1998.

Electric Utility total margin decreased $.7 million during the 1998 twelve-month period principally as a result of the lower sales. Operating income during the 1998 twelve-month period was virtually unchanged from the prior-year period as the lower total margin and slightly higher operating expenses were offset by greater miscellaneous income. Miscellaneous income of Electric Utility was $1.1 million in the 1998 twelve-month period compared with $.2 million in the same period last year. The increase principally resulted from adjustments to reserves associated with accrued Electric Utility revenues as a result of the restructuring Order.

ENERGY MARKETING

------------------------------------------------------------------------------
                                                                Increase
Twelve Months Ended June 30,              1998      1997       (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                  $102.8   $104.6    $(1.8)   (1.7)%
Total margin                              $  4.6   $  3.4    $ 1.2    35.3%
Operating income                          $  1.8   $  1.8    $  --      --%
------------------------------------------------------------------------------

Total revenues from energy marketing in the 1998 twelve-month period decreased $1.8 million compared with revenues during the prior-year period as a result of lower billed volumes partially offset by higher average selling prices. Total margin was higher in the 1998 twelve-month period compared with the 1997 twelve-month period principally due to higher average unit margins. The lower unit margins in the 1997 twelve-month period reflected the warm winter weather's effect on the value of excess pipeline capacity. Operating income during the 1998 twelve-month period was essentially unchanged from the prior-year period as the benefit of the higher total margin in 1998 was offset by an increase in operating expenses and lower miscellaneous income.

CORPORATE GENERAL AND OTHER

Operating loss from corporate general and other, net, was $(2.8) million in the 1998 twelve-month period compared with $(3.0) million in the 1997 twelve-month period. The decrease in operating loss from corporate general and other principally reflects the net effects of (1) $2.6 million in pre-tax gains from the sale of UTI common stock in the 1998 twelve-month period

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


compared with $2.1 million of such gains in the prior-year period, (2) higher interest income on temporary cash investments and (3) higher levels of UGI corporate general expenses. Corporate general expenses in the prior-year period were lower reflecting adjustments of incentive accruals recorded in September 1996.

INTEREST EXPENSE AND INCOME TAXES

Interest expense increased to $83.9 million in the 1998 twelve-month period from $82.7 million in the 1997 twelve-month period principally as a result of higher levels of debt outstanding under the Partnership's Revolving Credit and Acquisition facilities and greater amounts of UGI Utilities long-term debt outstanding. The Company's effective income tax rate in the 1998 twelve-month period was 44.8% compared with 43.8% in the 1997 twelve-month period. The higher rate in 1998 reflects a higher effective income tax rate on propane operations.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding at June 30, 1998 totaled $964.5 million, comparable with the $964.0 million outstanding at September 30, 1997. The Partnership's total debt outstanding at June 30, 1998 was $711.1 million, a decrease of $7.7 million from September 30, 1997, reflecting a $17 million decrease in borrowings under its Revolving Credit Facility and a $3.7 million decrease in other long-term debt partially offset by the issuance of $13 million under the Partnership's Acquisition Facility. UGI Utilities' debt was $245.0 million at June 30, 1998, an increase of $8.7 million from September 30, 1997, reflecting the issuance of an aggregate $35 million of notes under its Series B Medium-Term Note program partially offset by a $16.3 million decrease in borrowings under its revolving credit agreements and $10 million in scheduled long-term debt repayments.

In June 1998, the Company revised its estimate of the tax basis of certain assets contributed to the Partnership in conjunction with the Partnership's formation on April 19, 1995. The change in estimate resulted in adjustments to the June 30, 1998 condensed consolidated balance sheet as follows: (1) a $17.9 million decrease in goodwill; (2) a $9.6 million decrease in excess reorganization value; (3) a $20.8 million decrease in accrued income taxes and
(4) a $6.7 million increase in deferred income tax benefits.

During the nine months ended June 30, 1998, the Partnership declared and paid the MQD on all limited partner units outstanding and the distribution on the general partner interests for the quarters ended March 31, 1998, December 31, 1997 and September 30, 1997. The MQD for the quarter ended June 30, 1998 will be paid on August 18, 1998 to holders of record on August 10, 1998 of all Common and Subordinated units.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


The ability of the Partnership to continue to pay the full MQD on all of its units will depend upon a number of factors including the level of Partnership earnings, the cash needs of the Partnership's operations (including cash needed for maintenance and growth capital), and the Partnership's ability to finance externally such cash needs. The Partnership's EBITDA during the 1998 nine-month period was $20.6 million lower than during the 1997 nine-month period. Given the level of EBITDA to date, it is unlikely the Partnership will be able to fund solely from cash generated from operations during fiscal 1998 payment of the full distribution on its Subordinated Units for the remainder of calendar year 1998. While the Company believes the Partnership will have sufficient borrowing capacity to fund all of its cash needs (including amounts for growth capital and the full distribution on the Subordinated Units) during this period, no assurance can be given that the General Partner will elect to utilize its borrowing capacity to fund the full distribution on the Subordinated Units. The Company expects that the Partnership will generate sufficient cash from operations during fiscal 1998 to continue to fund the full distribution on the Partnership's Common Units. Due to the expected receipt of both dividends from UGI Utilities and distributions on the Partnership's Common Units held by the Company, as well as UGI's substantial cash balances, a decision by the Partnership not to pay the full distribution on its Subordinated Units in 1998 will not adversely affect UGI's ability to pay dividends on its Common Stock.

CASH FLOWS

The Company's consolidated cash and short-term investments totaled $144.0 million at June 30, 1998 compared with $129.4 million at September 30, 1997. These amounts include $119.9 million and $94.8 million, respectively, of cash and short-term investments held by UGI. The Company's cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1998 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash flows from operating activities during the nine months ended June 30, 1998 totaled $148.3 million compared with $165.7 million in the comparable prior-year period. Cash flows from operations before changes in operating working capital were $151.8 million in the nine months ended June 30, 1998 compared with $157.5 million in the prior-year period. The decrease principally reflects a reduction in the Partnership's operating cash flows before changes in working capital. Changes in operating working capital during the nine months ended June 30, 1998 required $3.5 million of operating cash flow principally from a $37.8 million decrease in accounts payable and a $16.9 million use of cash from changes in other current assets and liabilities partially offset by a $41.9 million seasonal decrease in inventories and prepaid propane purchases; $4.9 million in purchased gas cost overcollections; and $4.4 million in cash from a decrease in accounts receivable and accrued utility revenues. Changes in operating working capital during the nine months ended June 30, 1997 generated $8.2 million of operating cash flow.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


INVESTING ACTIVITIES. Cash expenditures for property, plant and equipment totaled $46.4 million in the nine months ended June 30, 1998 compared with $47.3 million in the same period in 1997. The decrease principally reflects lower Gas Utility capital expenditures partially offset by higher capital expenditures by the Partnership. Proceeds from disposals of assets totaled $5.3 million during the nine months ended June 30, 1998 compared with $8.7 million in the same period last year. The 1997 nine-month period includes proceeds from the sale of the Partnership's interest in Atlantic Energy. During the nine months ended June 30, 1998, the Partnership acquired several propane businesses for $6.9 million in cash. During the nine months ended June 30, 1997, the Partnership made acquisition-related cash payments of $4.5 million. Cash used for other investing activities during the nine months ended June 30, 1998 includes $3.7 million of loans issued to employees in conjunction with the Company's stock ownership policy for executives and key employees.

FINANCING ACTIVITIES. During the nine months ended June 30, 1998, the Company paid cash dividends on Common Stock of $35.6 million compared with $35.3 million of cash dividends in the prior-year period. During the nine months ended June 30, 1998 and 1997, the Company issued $7.0 million and $7.2 million, respectively, of its Common Stock in conjunction with dividend reinvestment and employee and executive benefit plans. During the nine months ended June 30, 1998, the Company repurchased $8.4 million of its Common Stock compared with $13.2 million in the same period in the prior year. Also during each of the nine-month periods ended June 30, 1998 and 1997, the Partnership paid the MQD on all limited partner units and the general partner interests. In April 1998, UGI Utilities voluntarily redeemed 120,000 shares of its $8.00 Series Preferred Stock at a redemption price of $102.667 per share and all 7,983 outstanding shares of its $1.80 Series Preferred Stock at a redemption price of $23.50 per share. UGI Utilities used borrowings under its revolving credit agreements to fund such redemptions.

During the nine months ended June 30, 1998, the Company issued $48 million of long-term debt. This amount includes $20 million of twenty-year 7.25% notes and $15 million of three-year 6.17% notes issued under UGI Utilities' Series B Medium-Term Note program (the proceeds of which were used to reduce bank loans). It also includes $13 million issued under the Partnership's Acquisition Facility. During the nine months ended June 30, 1998, the Company made $14.5 million of scheduled repayments of its long-term debt including $10 million of UGI Utilities' long-term debt and $3.9 million of the Partnership's long-term debt. In the prior-year nine-month period, the Company made long-term debt repayments of $21.8 million.

The Partnership made net repayments of $17 million under its Revolving Credit Facility during the nine months ended June 30, 1998 compared with $15 million of net repayments in the same period in 1997. During the nine months ended June 30, 1998, UGI Utilities made net repayments of $16.3 million under its revolving credit agreements compared with $7.3 million in the prior-year period.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


ELECTRIC UTILITY RESTRUCTURING ORDER

On June 19, 1998, the PUC entered its Opinion and Order in Electric Utility's restructuring proceeding pursuant to Pennsylvania's Customer Choice Act. Under the terms of the Order, commencing January 1, 1999 Electric Utility is authorized to recover $32.5 million in stranded costs (on a full revenue requirements basis which includes all income and gross receipts taxes) over a four-year period through a CTC (together with carrying charges on unrecovered balances of 7.94%) and to charge unbundled rates for generation, transmission and distribution services. Electric Utility's recoverable stranded costs include $8.7 million for the buy-out of a 1993 power purchase agreement with an independent power producer. In June 1998, Electric Utility recorded a liability of $8.7 million for the buy-out of the 1993 power purchase agreement and also recorded a corresponding CTC regulatory asset.

Under the terms of the Order and in accordance with the Customer Choice Act, Electric Utility's rates for transmission and distribution services are capped through July 1, 2001. In addition, Electric Utility generally may not increase the generation component of prices as long as stranded costs are being recovered through the CTC. For Electric Utility, this generation rate cap is expected to extend through December 31, 2002. All of Electric Utility's customers will be permitted to select an alternative generation supplier as of January 1, 1999. Customers choosing an alternative supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kwh in 1999 and 2000, and 4.3 cents per kwh in 2001 and 2002. The Settlement Agreement gives Electric Utility the right, subject to prior PUC approval, to transfer its electric generation assets to a non-regulated affiliate. The Company's management believes that, upon filing the necessary documents with the PUC, Electric Utility will receive such approval.

As a result of the Order, in June 1998 Electric Utility discontinued the application of SFAS 71 as it relates to the electric generation portion of its business, which assets comprise less than 5% of UGI Utilities' consolidated assets. The discontinuance of SFAS 71 did not have a material effect on the Company's financial position or results of operations for the three months ended June 30, 1998.

The Company continues to evaluate the future financial impact of the Order on Electric Utility's results of operations. Ultimately, Electric Utility's future financial results will depend upon a number of factors including, among others, the number of customers who choose alternative electric generation suppliers and the ability of Electric Utility to produce or purchase electricity at competitive prices for its customers in the future. For a more detailed discussion of the Order, see Note 3 to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


PROPOSED GAS UTILITY CUSTOMER CHOICE

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

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Boards (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon the intended use of such derivative. The Company expects to adopt the provisions of SFAS 133 in fiscal 2000.

The Company utilizes derivative commodity instruments, including futures contracts, price swap agreements and option contracts, to manage market risk associated primarily with 1) fluctuations in the price of natural gas sold under firm commitments and 2) market risk associated with a portion of its anticipated propane supply requirements. Additionally, the Company, from time to time, utilizes a managed program of derivative instruments including natural gas and oil futures contracts to preserve margin associated with certain of the Company's customer segments, which margin otherwise could be affected by major commodity price movements. The Company's price risk management policy does not permit speculative trading of derivative instruments. To the extent such derivative instruments qualify and are designated as hedges of forecasted transactions, changes in the fair value will generally be reported as a component of other comprehensive income and reclassified into earnings when the forecasted transaction affects earnings. To the extent such derivative qualifies as a hedge of a firm commitment, any gain or loss would generally be recognized in earnings together with the offsetting gain or loss on the hedged item.

The impact of the adoption of SFAS 133 on the Company's future financial condition and results of operations will depend upon a number of factors including the extent to which the Company uses derivative instruments and the designation and effectiveness of such derivatives as hedging market risk.



                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


      Foster Wheeler Penn Resources, Inc. v. UGI Utilities, Inc. Civil Action No. 97CV4592. On July 14, 1997, Foster Wheeler Penn Resources, Inc. filed suit against UGI Utilities, Inc. in United States District Court for the Eastern District of Pennsylvania alleging, among other things, that UGI Utilities breached an Agreement for the Sale and Purchase of Net Electrical Energy under which UGI Utilities had agreed to purchase electricity from a generating facility yet to be built by Foster Wheeler. On May 20, 1998, UGI Utilities and Foster Wheeler entered into a settlement agreement whereby UGI Utilities agreed to pay Foster Wheeler $8.7 million, plus interest, in equal quarterly installments over the same four year period as the CTC recovery period

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


established by the Pennsylvania Public Utility Commission (PUC) in UGI Utilities' electric restructuring proceeding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Electric Utility Restructuring Order" in Part I of this Report. The settlement agreement was contingent upon an order of the PUC permitting UGI Utilities full recovery of the settlement payments from its customers through the CTC. The PUC entered such an order on June 19, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)   List of Exhibits:

            10 UGI Corporation Supplemental Executive Retirement Plan Amended and Restated Effective October 1, 1996

            27          Financial Data Schedule


      (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              UGI Corporation
                                    ----------------------------------
                                             (Registrant)








Date:  August 12, 1998              By:  C .L. Ladner
----------------------              -----------------------------------------
                                    C. L. Ladner, Senior Vice President -
                                    Finance








Date:  August 12, 1998              By:  M. J. Cuzzolina
----------------------              -----------------------------------------
                                    M. J. Cuzzolina, Vice President -
                                    Accounting and Financial Control
                                    (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX



            10 UGI Corporation Supplemental Executive Retirement Plan Amended and Restated Effective October 1, 1996


            27    Financial Data Schedule