Form 10-K405
period 1998-09-30
UGI CORP /PA/
filed 1998-12-23
CIK 884614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on December 1, 1998 was $803,660,293.

At December 1, 1998 there were 32,861,834 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 1998 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 1999 are incorporated by reference into Part III of this Form 10-K.

                              TABLE OF CONTENTS

PART I               BUSINESS                                                     PAGE

     Items 1 and 2   Business and Properties.......................................1
                     Propane Business..............................................2
                     Utility Operations...........................................11
                     UGI Enterprises, Inc.........................................20

     Item 3          Legal Proceedings............................................22

     Item 4          Submission of Matters to a Vote of
                     Security Holders.............................................25

PART II              SECURITIES AND FINANCIAL INFORMATION

     Item 5          Market for Registrant's Common Equity
                     and Related Stockholder Matters..............................25

     Item 6          Selected Financial Data......................................27

     Item 7          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations................28

     Item 7A         Quantitative and Qualitative Disclosure About Market Risk....28

     Item 8          Financial Statements and Supplementary Data..................28

     Item 9          Changes in and Disagreements with
                     Accountants on Accounting and Financial Disclosure...........28

PART III             UGI MANAGEMENT AND SECURITY HOLDERS

     Item 10         Directors and Executive Officers of the Registrant...........29

     Item 11         Executive Compensation.......................................29

     Item 12         Security Ownership of Certain Beneficial
                     Owners and Management........................................29

     Item 13         Certain Relationships and Related Transactions...............29

PART IV              ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

     Item 14         Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K......................................32

                     Signatures...................................................38

                     Index to Financial Statements and
                     Financial Statement Schedules...............................F-2




                                     (i)

PART I: BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

      UGI Corporation is a holding company that operates propane distribution, gas and electric utility and energy marketing businesses through subsidiaries.

      Our majority-owned subsidiary, AmeriGas Partners, L.P., a Delaware limited partnership ("AmeriGas Partners" or the "Partnership"), conducts the nation's largest retail propane distribution business through its 98.99% owned subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"). We have been in the retail propane distribution business for almost 40 years, operating through various subsidiaries. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." We have a 58.6% combined ownership interest in the Partnership and the Operating Partnership. The remaining interest is publicly held.

      Our subsidiary UGI Utilities, Inc. ("Utilities") owns and operates a natural gas distribution utility and an electric utility in eastern Pennsylvania. Utilities is the successor to a business founded in 1882. Utilities supplies 258,000 natural gas customers and 61,000 electric customers.

      Our subsidiary UGI Enterprises, Inc. ("Enterprises") conducts a retail gas and electric marketing business, and is currently engaged in two international energy-related joint ventures through subsidiaries. Black Sea LPG, L.P. is developing an energy import and distribution business in Romania. ChinaGas Partners, L.P. is developing an integrated propane import, storage and distribution business in China. We expect Enterprises to continue to evaluate and develop new international and domestic business opportunities for us.

      UGI was incorporated in Pennsylvania in 1991 as part of the restructuring of Utilities into a holding company system. UGI is not subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). It is also exempt from registration as a holding company and not otherwise subject to the Public Utility Holding Company Act of 1935, except for Section 9(a)(2), which regulates the acquisition of voting securities of an electric or gas utility company. Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms "Company" and "UGI," as well as the terms "our," "we," and "its," are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms "AmeriGas Partners" and the "Partnership" are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries, including the Operating Partnership.

                                PROPANE BUSINESS

      Our domestic propane distribution business is conducted through AmeriGas Partners. The Partnership is the largest retail propane distributor in the United States, based on fiscal year 1998 retail volume of 785 million gallons. The Partnership operates from approximately 600 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues and assets, our net income reflects only our 58.6% share in the income or loss of the Partnership, due to the publicly-owned limited partner interest.


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

      The primary customers for propane are residential, commercial, agricultural, engine fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, we are unable to predict the extent to which the price of electricity may drop. Therefore, we cannot predict the ultimate impact that electric utility deregulation may have on propane's existing competitive price advantage over electricity.


PRODUCTS, SERVICES AND MARKETING

      As of September 30, 1998, the Partnership distributed propane to approximately 956,000 customers from approximately 600 district locations in 46 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 79% of the Partnership's 1998 fiscal year sales (based on gallons sold) were to retail accounts (32% to residential customers, 29% to industrial/commercial customers, 11% to motor fuel customers and 7% to agricultural customers), and approximately 21% were to wholesale customers. Sales to residential customers in fiscal 1998 represented approximately 40% of retail gallons sold and 51% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

      In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. Agricultural uses include tobacco curing and crop drying.

      Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 100 gallons to approximately 1,200 gallons.

      The Partnership also delivers propane to retail customers in portable cylinders with capacities of 5 to 30 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. During fiscal year 1998, the Partnership expanded its prefilled cylinder exchange program, called PPX Prefilled Propane Xchange(TM). The PPX(TM) program enables customers to exchange their empty 20-pound propane cylinders at various retail locations. PPX(TM) is available at over 5,000 retail locations throughout the country. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.


PROPANE SUPPLY AND STORAGE

      Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 1998, the Partnership purchased over 70% of its propane from 10 suppliers, including the Shell Oil companies (approximately 18%), Dynergy (approximately 17%), and the Amoco companies (approximately 15%). Management believes that if supplies from these sources were interrupted, the Partnership would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Shell, Dynergy and Amoco, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 1998. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

      The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Approximately 70% of propane purchases by the Partnership in the 1998 fiscal year were on a contractual basis under one-year agreements subject to annual renewal. More than half of the supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Michigan, Mississippi, Rhode Island, Utah and several other locations.

      Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. In fiscal year 1997, when the Mont Belvieu price per gallon of propane more than doubled between April 1, 1996 ($.34625) and December 16, 1996 ($.75), the Partnership was able to maintain its profitability through the use of risk management techniques designed to control product costs, and by passing product cost increases through to end users.

      The Partnership expects to be able to secure adequate product supply for its customers during fiscal year 1999. Periods of severe cold weather, supply interruptions, or other unforeseen events, however, could result in rapid increases in product cost. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. Current strategies include the use of summer storage, prepaid contracts for future product delivery and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Results of Operations - Market Risk Disclosures."

      The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

[Average Propane Spot Market Prices Graph]

                                   Mont Belvieu   Conway
1993 October Avg.        Oct-93      29.566       33.821
1993 November Avg.       Nov-93      27.763       32.138
1993 December Avg.       Dec-93      24.726       25.994
1994 January Avg.        Jan-94      26.613       25.708
1994 February Avg.       Feb-94      29.349       27.724
1994 March Avg.          Mar-94      28.467       26.875
1994 April Avg.          Apr-94      28.819       28.788
1994 May Avg.            May-94      29.619       28.732
1994 June Avg.           Jun-94      28.790       27.943
1994 July Avg.           Jul-94      29.244       27.981
1994 August Avg.         Aug-94      30.060       29.462
1994 September Avg.      Sep-94      30.113       29.833
1994 October Avg.        Oct-94      32.595       29.530
1994 November Avg.       Nov-94      34.606       30.694
1994 December Avg.       Dec-94      33.435       30.161
1995 January Avg.        Jan-95      32.834       29.551
1995 February Avg.       Feb-95      31.869       28.925
1995 March Avg.          Mar-95      32.837       30.011
1995 April Avg.          Apr-95      32.313       30.041
1995 May Avg.            May-95      32.753       31.229
1995 June Avg.           Jun-95      31.842       31.496
1995 July Avg.           Jul-95      30.811       31.383
1995 August Avg.         Aug-95      31.343       33.172
1995 September Avg.      Sep-95      31.361       32.477
1995 October Avg.        Oct-95      30.946       32.778
1995 November Avg.       Nov-95      30.953       32.741
1995 December Avg.       Dec-95      35.322       38.172
1996 January Avg.        Jan-96      36.000       36.242
1996 February Avg.       Feb-96      40.856       37.769
1996 March Avg.          Mar-96      37.229       36.012
1996 April Avg.          Apr-96      35.574       34.107
1996 May Avg.            May-96      34.923       34.477
1996 June Avg.           Jun-96      34.925       36.353
1996 July Avg.           Jul-96      35.634       37.268
1996 August Avg.         Aug-96      38.440       37.977
1996 September Avg.      Sep-96      47.016       44.784
1996 October Avg.        Oct-96      51.573       51.527
1996 November Avg.       Nov-96      58.049       63.411
1996 December Avg.       Dec-96      61.045       84.292
1997 January Avg.        Jan-97      47.455       63.392
1997 February Avg.       Feb-97      38.711       39.020
1997 March Avg.          Mar-97      38.500       37.256
1997 April Avg.          Apr-97      34.875       35.261
1997 May Avg.            May-97      35.310       36.476
1997 June Avg.           Jun-97      34.429       35.863
1997 July Avg.           Jul-97      34.906       34.628
1997 August Avg.         Aug-97      37.027       36.527
1997 September Avg.      Sep-97      38.679       37.952
1997 October Avg.        Oct-97      39.826       37.321
1997 November Avg.       Nov-97      35.948       35.004
1997 December Avg.       Dec-97      33.571       31.364
1998 January Avg.        Jan-98      30.066       28.206
1998 February Avg.       Feb-98      29.786       28.324
1998 March Avg.          Mar-98      27.389       27.838
1998 April Avg.          Apr-98      29.057       29.470
1998 May Avg.            May-98      27.419       27.823
1998 June Avg.           Jun-98      24.421       24.841
1998 July Avg.           Jul-98      24.540       24.548
1998 August Avg.         Aug-98      24.116       23.866
1998 September Avg.      Sep-98      24.830       24.042

COMPETITION

      Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, we are unable to predict the ultimate impact that electric utility deregulation may have on propane's current competitive price advantage. Since the 1970s, many new homes have been built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

      The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. Based on the most recent annual survey by the American Petroleum Institute, the 1996 domestic retail market for propane (annual sales for other than chemical uses) was approximately 10.4 billion gallons and, based on LP-GAS magazine rankings, 1997 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic sales. The Partnership's retail volume of 785 million gallons in fiscal 1998 represented approximately 8% of the 1996 domestic retail market. The ability to compete effectively depends on supplying customer service, maintaining competitive retail prices and controlling operating expenses.

      Competition can intensify in response to a variety of factors, including significantly warmer-than-normal weather, higher prices resulting from extraordinary increases in the cost of propane, and recessionary economic factors. The Partnership may experience greater than normal customer losses in certain years when competitive conditions reflect any of these factors.

      In the motor fuel market, propane competes with gasoline and diesel fuel. When gasoline prices are high relative to propane, propane competes effectively. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end users are price sensitive and frequently involve a competitive bidding process.


PROPERTIES

      As of September 30, 1998, the Partnership owned approximately 76% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Rhode Island, the Partnership leases storage with a 400,000 barrel capacity.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 1998, the Partnership owned a fleet of approximately 150 transport trucks; it leased approximately 350 transport trailers and 500 railroad tank cars. In addition, the Partnership fleet included over 2,400 bobtail and rack trucks, and over 2,000 other delivery and service vehicles. Approximately 46% of these vehicles were owned. The Partnership owned more than 800,000 stationary storage tanks with typical capacities of 100 to 1,000 gallons and over 1,000,000 portable propane cylinders with typical capacities of 5 to 100 gallons. The Partnership also owns more than 2,100 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.


TRADE NAMES, TRADE AND SERVICE MARKS

      The Partnership markets propane principally under the "AmeriGas," "America's Propane Company" and "PPX Prefilled Propane Xchange(TM)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and "Petrolane" trade names and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" trade name and related service mark. The Partnership has an exclusive (except for use by AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI, Petrolane Incorporated and the General Partner each has the option to terminate its respective license agreement on 12 months prior notice (immediately in the case of the General Partner), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, Petrolane and the General Partner each has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

      The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas," "America's Propane Company" and "PPX Prefilled Propane Xchange(TM)" trade names and related service marks. The General Partner has filed applications with the United States Patent and Trademark Office to register the mark "PPX Prefilled Propane Xchange(TM)" for use in connection with the Partnership's cylinder exchange business.


SEASONALITY

      Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 57% of the Partnership's fiscal year 1998 retail sales volume and approximately 82% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

      Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

      The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 11 to the Company's Consolidated Financial Statements.

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

      The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

      On December 13, 1996, the Research and Special Programs Administration ("RSPA"), a division of the DOT, issued an advisory notice that alerted persons involved in the design, manufacture, assembly, maintenance or transportation of hazardous materials in certain cargo tank motor vehicles, including the type of vehicles used by the Partnership, of a problem with emergency discharge systems. On February 19, 1997, RSPA issued an emergency interim final rule indicating that the emergency discharge control systems on the affected vehicles may not function as required by federal regulations under all operating conditions. The interim final rule specified the conditions under which the affected vehicles could continue to be operated. On August 18, 1997, after conducting a series of public hearings and workshops, RSPA issued an interim final rule which sets forth the requirements that must be satisfied to continue operating such vehicles. The interim final rule requires, among other things, that in the event of an unintentional release of product, the person attending the unloading operation must be able to promptly activate the internal self-closing stop valve on the motor vehicle and shut down all power equipment. The interim final rule provides alternative ways to comply with this requirement and permits the use of radio-controlled systems that are capable of stopping the transfer of propane by use of a transmitter carried by a qualified person who also satisfies the attendance requirements contained in the regulations. The Partnership is in the process of installing a radio-controlled emergency shut-down system on its bobtail vehicles.

      As a result of a civil action filed by five major multi-state propane marketers (not including the Partnership), the U.S. District Court for the Western District of Missouri issued a preliminary injunction against the DOT, staying and postponing certain provisions of the interim final rule. In addition, a parallel civil action brought by the propane industry's trade association, the National Propane Gas Association ("NPGA"), is pending in Texas.

      In June 1998, RSPA responded to these actions by beginning a Negotiated Rulemaking Proceeding under the Negotiated Rulemaking Act of 1990. In such a negotiated rulemaking proceeding, representatives of interests that will be affected by a regulation meet to discuss the safety issues and to identify potential solutions. In this particular proceeding, the group must reach unanimity on the proposed solution and prepare a notice of proposed rulemaking for publication by the agency in early 1999.

      The goal of the proceeding is to develop a regulatory framework relating to the safe unloading of propane from cargo tank motor vehicles. The General Partner is participating in the process and believes that the radio-controlled shut-off systems which it is installing on its bobtail trucks will be part of the final solution to the safety issues presented in the civil actions and the Negotiated Rulemaking with respect to these delivery vehicles. As to the Partnership's large vehicles known as transports, the General Partner is waiting for DOT to approve a final rule relating to emergency shutdown requirements. In the interim, the General Partner plans to investigate and test several different transport systems.

EMPLOYEES

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1998, the General Partner had 5,107 employees, including 287 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

                               UTILITY OPERATIONS

      Our utility business is conducted by UGI Utilities, Inc. a wholly owned subsidiary. Utilities operates its business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). The business conducted by each of these divisions is described below.


GAS UTILITY

SERVICE AREA; REVENUE ANALYSIS

      Gas Utility distributes natural gas to approximately 258,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,400 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 1998, 1997 and 1996, revenues of Gas Utility accounted for approximately 24%, 24%, and 25%, respectively, of our total consolidated revenues.

      System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 1998 fiscal year was approximately 74.9 billion cubic feet ("bcf"). System sales of gas accounted for approximately 42% of system throughput, while gas transported for commercial and industrial customers (who buy their gas from others) accounted for approximately 58% of system throughput. Based on industry data for 1997, residential customers account for approximately 38% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1998 fiscal year, Gas Utility's residential customers represented 22% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

      Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, ANR Pipeline Company, Columbia Gulf Transmission Company, CNG Transmission Corporation, National Fuel Gas Supply Corporation, Transcontinental Gas Pipeline Corporation, Trunkline Gas Company, Texas Gas Transmission Corporation, Panhandle Eastern Pipe Line Company and Tennessee Gas Pipeline Co.

GAS SUPPLY CONTRACTS

      During the 1998 fiscal year, Gas Utility purchased approximately 30.8 bcf of natural gas and sold approximately 31.3 bcf to customers. Approximately 25 bcf or 81% of the volumes purchased were supplied under agreements with six major suppliers of natural gas. The remaining 5.8 bcf or 19% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. Certain gas supply contracts require minimum gas purchases, however, each of these agreements either terminates in fiscal year 1999, or includes provisions that entitle Utilities to terminate the agreement if it is not market responsive.

STORAGE AND PEAK SHAVING

      Gas Utility contracts for 9.5 bcf of seasonal storage with several interstate pipelines. Gas is injected in storage during the summer and delivered during the winter at combined peak day capacities of approximately 0.16 bcf. In Harrisburg, Reading and Bethlehem, Pennsylvania, Gas Utility operates peak-shaving facilities capable of producing 0.06 bcf of gas per day from propane-air and liquefied natural gas facilities. These facilities are used to meet winter peak service requirements.

SEASONAL VARIATION

      Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal, with approximately 57% of fiscal year 1998 throughput and approximately 76% of earnings before interest expense, income taxes, depreciation and amortization occurring during the winter season from November through March.

COMPETITION

      Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are aggressively seeking new load, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

      In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 13 years, Gas Utility provides transportation services for those sales. Pennsylvania is considering legislation which would require a customer choice option for retail purchasers of natural gas.
See "Utility Regulation and Rates."

      Customers representing approximately 41% of Gas Utility's transportation system throughput (22% of transportation revenues) have the ability to switch to an alternate fuel at any time and, therefore, are served under flexible, interruptible rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 33% of transportation system throughput (19% of transportation revenues) have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in the latter group are served under transportation contracts having three- to ten-year terms. Included in these two groups are the ten Utilities' customers with the highest volume of system throughput. Three of the top five customers have entered into long-term agreements with Utilities. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

      Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 1999. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements.

      During the 1998 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 6,955 additional residential heating customers during the 1998 fiscal year, a modest increase from the previous year. Of those new customers, new home construction accounted for a record 4,905 heating customers, an increase of approximately 14% from the prior year. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The total number of new commercial and industrial customers was 1,246, up from 1,068 in fiscal year 1997.

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

      Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in litigation before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving Gas Utility, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights, costs of service and gas costs.


ELECTRIC UTILITY

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

      On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act (Customer Choice Act) became effective. The Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier over a three-year phase-in period commencing January 1, 1999. The Customer Choice Act required all electric utilities to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from all distribution customers from January 1, 1999 until December 31, 2002. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

      On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the Customer Choice Act. The Restructuring Order approved a settlement agreement among all parties to Utilities' proceeding except Pennsylvania Power & Light Company ("PP&L"). Under the terms of the Restructuring Order, commencing January 1, 1999 Electric Utility is authorized to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. The Restructuring Order also provides that Electric Utility may extend the CTC period to recover additional amounts it may be ordered to pay as a result of a contract dispute with PP&L. See "Sources of Supply" below. All of Electric Utility's customers will be permitted to select an alternative electric generation supplier as of January 1, 1999. Customers choosing another supplier will on average receive a generation "shopping credit" developed from system-wide generation rates of 3.67 cents per kilowatt hour ("kwh") in calendar years 1999 and 2000, and 4.3 cents per kwh in calendar years 2001 and 2002. As noted above, Electric Utility's power generation rates are capped until December 31, 2002. Because the sources and costs of Electric Utility's electric power vary from period to period and because Electric Utility no longer defers the difference between its actual power costs and amounts included in its rates, Electric Utility's quarterly results may become more volatile in the future. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period. Utilities has applied to the PUC for approval to transfer its electric generation assets to a non-regulated subsidiary as provided for in the settlement agreement approved by the Restructuring Order. Utilities' management believes that the PUC will approve this request.

SERVICE AREA; REVENUE ANALYSIS

      Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1998 fiscal year, about 51% of sales volume came from residential customers, 34% from commercial customers and 13% from industrial customers. The remaining 2% represents electricity transported for customers who purchased their power from others during the pilot program phase of the Customer Choice Act. For the 1998, 1997 and 1996 fiscal years, revenues of Electric Utility accounted for approximately 5%, 4%, and 4%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

      Electric Utility distributes both electricity that it generates or purchases from others and, since November 1, 1997, electricity that customers purchase from other suppliers. Utilities owns and operates Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"), and has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 46% of its energy requirements during the 1998 fiscal year.

      Utilities has short-term, fixed-price, power supply agreements to purchase the total output, 32 megawatts of electric power, from the Montgomery County (Maryland) Resource Recovery Facility (the "Montgomery Facility"). The Montgomery Facility output is expected to replace higher cost power under the PP&L contract through calendar year 1999.

      Utilities has a long-term power supply agreement with PP&L. Under this agreement, PP&L supplies all the electric power required by Electric Utility above that provided from certain other sources, including Hunlock Station and the Montgomery Facility. The cost of electricity supplied by PP&L is based on PP&L's actual system costs. As a result of the availability and projected cost of alternative supplies, Utilities provided PP&L with notice of its intent to stop purchasing power under their power supply agreement as of March 2001. In addition, if certain conditions are met, the power supply agreement may terminate at an earlier date.

      There currently is a dispute between Utilities and PP&L over the effect of customer choice on Utilities' obligations under the agreement. Utilities filed an action in the Court of Common Pleas of Luzerne County, Pennsylvania seeking a declaration of the rights and responsibilities of the parties to the agreement, including a declaration that Utilities is obligated to purchase only the amount of energy required to serve its customers who do not elect to purchase energy from alternate suppliers. On August 31, 1998 the Court granted Utilities' motion for partial judgment on the pleadings, holding that Utilities' purchase obligation does not include energy for customers who have chosen alternative suppliers. Utilities expects PP&L to appeal this decision at the conclusion of the case. In addition, PP&L disputes Utilities' right to displace PP&L power with power purchased from the Montgomery Facility. The Restructuring Order provides that Utilities may extend the CTC period to recover any additional stranded costs it may incur if it is ultimately determined that Utilities must pay PP&L for power that is no longer needed to serve customers.

      In a regulated utility environment, Hunlock Station could be expected to operate until the end of its useful life in 2004. As a result of electric deregulation, however, Hunlock Station may cease operations earlier, depending on a number of factors, including customer load, contract purchase obligations, the availability and cost of replacement power and the ability to market Hunlock Station's output. Utilities estimates that the cost of electricity supplied by Hunlock Station is higher than projected market rates, but lower than the cost of electricity purchased under the current PP&L contract. Utilities' decisions regarding the operation of Hunlock Station will be highly dependent on the maturation of the emerging deregulated energy market in Pennsylvania.

ENVIRONMENTAL FACTORS

      The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, Utilities has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River.

      The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

      More stringent regulation of nitrous oxide emissions at both Hunlock and Conemaugh Stations may be required due to the actions of the Northeast Ozone Transport Commission. The Commission was created by the Clean Air Act Amendments to provide a plan to reduce ground level ozone in the Northeast to a level acceptable to the U.S. Environmental Protection Agency. Future actions of the Commission may cause the DER to modify its regulations for nitrous oxides and thereby affect the compliance plans of Hunlock and Conemaugh Stations.

SEASONALITY

      Sales and distribution of electricity for residential heating purposes accounted for approximately 21% of the total sales of Electric Utility during the 1998 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 53% of volume occurred during November through April, the six coldest months of the 1998 fiscal year, demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.


UTILITIES' PROPERTIES

      Utilities' Mortgage and Deed of Trust constitutes a first lien on substantially all real and personal property of Utilities.


UTILITY REGULATION AND RATES

REGULATORY ENVIRONMENT

      Since December 1982, Gas Utility has provided transportation service for commercial and industrial customers who purchase their gas from others. As previously reported, this unbundled service accounted for approximately 58% of Gas Utility's system throughput in fiscal year 1998. Certain states, including Pennsylvania, are considering whether transportation service options should be extended to residential and small commercial customers. On March 27, 1997, proposed customer choice legislation was introduced in the Pennsylvania General Assembly that would, among other things, extend the availability of gas transportation service to residential and small commercial customers of local gas distribution companies. It would permit all customers of natural gas distribution utilities to transport their natural gas supplies through the distribution systems of Pennsylvania gas utilities by April 1, 1999 and would also require Pennsylvania gas utilities to stop selling natural gas. Legislative committees have conducted public hearings on the proposed legislation and Utilities has provided testimony on such issues as the need for standards to assure reliability of future gas supplies and the recovery of costs associated with existing gas supply assets. At the request of the Governor of Pennsylvania, in December 1997 a collaborative group of industry stakeholders was convened to attempt to further develop the proposed legislation. To date, this group has failed to reach a consensus. We expect the collaborative process to continue, and we will participate as appropriate. Independently, Utilities is considering a number of options for addressing the provision of unbundled transportation services to residential and small commercial customers.

FERC ORDERS 888 AND 889

      In April 1996, FERC issued Orders No. 888 and 889 which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which Utilities is a member, has filed an open access transmission tariff with the FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when its transmission facilities are used by third parties.

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

      Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

PURCHASED GAS COST RATES

      Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. In accordance with regulations adopted by the PUC on June 14, 1995, PGC rates may also be adjusted quarterly to reflect purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load may qualify for the PGC(2) rate. In accordance with the schedule established by law and PUC regulations, Gas Utility will file a new PGC tariff on June 1, 1999, to be effective December 1, 1999. When filed, the proposed tariff will reflect estimated PGC over-collections and under-collections through November 30, 1999.

ENERGY COST RATES

      In accordance with provisions of the Customer Choice Act, the PUC approved Electric Utility's application to roll its energy cost rate ("ECR") into its base rates effective as of May 2, 1997, at a combined level not to exceed the rate cap established as of January 1, 1997. Before January 1, 1997, the ECR permitted Electric Utility to adjust customers' monthly charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Electric Utility may no longer adjust customer charges to reflect changes in such costs.

GAS RATE CASE

      On January 27, 1995, Gas Utility filed with the PUC for a $41.3 million increase in base rates. The PUC approved a $19.5 million settlement of this proceeding, effective August 31, 1995.

ELECTRIC RATE CASE

      On January 26, 1996, Electric Utility filed with the PUC for a $6.2 million increase in its base rates. On July 18, 1996, the PUC approved a settlement of this proceeding authorizing a $3.1 million increase in annual revenues. This increase in base rates became effective on July 19, 1996.

STATE TAX SURCHARGE CLAUSES

      Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effect of increases in most of the Pennsylvania taxes to which it is subject, however, any increase in Electric Utility's state tax surcharge is generally subject to the rate caps discussed above.


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

      Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS-Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Generation and Distribution of Electricity-Environmental Factors."

                            UGI ENTERPRISES, INC.

      UGI Enterprises, Inc. is a wholly owned subsidiary of UGI that was formed in 1994. Through its subsidiaries, Enterprises is developing the domestic and international energy businesses described below.

NATURAL GAS AND ELECTRICITY MARKETING

      In 1995, the gas marketing business previously conducted by a subsidiary of Utilities was transferred to UGI Energy Services, Inc. ("Energy Services"), a wholly owned subsidiary of Enterprises. Energy Services conducts this business under the trade names GASMARK(R) and POWERMARK. GASMARK(R) sells natural gas directly to more than 900 commercial and industrial customers in the Mid-Atlantic region and Ohio through the transportation systems of 15 utility systems and recently it began to market electricity to retail customers in Pennsylvania. Another Enterprises subsidiary, UGI Power Supply, Inc., has FERC authority to engage in wholesale electric power sales.

INTERNATIONAL ENERGY-RELATED JOINT VENTURES

      During 1996, Enterprises formed a joint venture with affiliates of Energy Transportation Group, Inc. ("ETG") and North American World Trade, Ltd. to develop, build and operate a liquefied petroleum gas ("LPG") import project in Romania. ETG has extensive experience in the transportation of liquefied natural gas, and North American World Trade, Ltd. is a consulting firm with Romanian expertise. The joint venture is known as Black Sea LPG, L.P. The project will include construction of a marine LPG import terminal and propane-air mixing plants to deliver propane to Bucharest, Romania's capital. Enterprises has funded the initial development of the joint venture through its subsidiary, UGI Black Sea Enterprises, Inc. Black Sea LPG, L.P. will develop the project and UGI Black Sea Enterprises, Inc. will operate the terminal and the propane-air plants. On December 11, 1997, affiliates of Enterprises and ETG entered into an agreement creating a Romanian joint venture known as Black Sea LPG Romania, S.A. for the purpose of financing and constructing the project. The Romanian partners in this venture are Regia Autonoma a Gazelor Naturale "Romgaz" Medias, the Romanian national gas utility; Regia Autonoma de Electricitate "Renel", the Romanian national electric utility; and Rompetrol, S.A., a privately-held energy services company. The current economic climate in Romania has slowed development of the project.

      During 1998, Enterprises formed a joint venture known as ChinaGas Partners, L.P. ("ChinaGas") with affiliates of ETG to develop, build and operate LPG projects in the People's Republic of China. On October 28, 1998, ChinaGas acquired 50% of the shares of an existing Chinese company known as the Nantong Huayang LPG Port Co., Ltd. ("Port Company") which operates an integrated LPG business, including an import terminal and distribution business, serving the provinces along the lower and middle reaches of the Yangtze River. The other shareholders in the Port Company are China National Chemical Supply & Sales Corporation and two of its affiliates. Three of our experienced employees have been placed in key management positions within the Port Company, including the position of General Manager. These employees will guide the introduction of our propane operating techniques and lead the expansion of the business.

      In addition, on October 31, 1998, ChinaGas signed a Cooperation Agreement with the Hainan Minsheng Gas Corporation to develop an integrated LPG company, including import facilities and distribution businesses, to serve parts of southwest China.


                          BUSINESS SEGMENT INFORMATION

      The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's business segments for the 1998, 1997 and 1996 fiscal years appears on page 22 of UGI's 1998 Annual Report to Shareholders and is incorporated in this Report by reference.


                                  EMPLOYEES

      At September 30, 1998, UGI and its subsidiaries had 6,381 employees.

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

      Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage caused by a subsidiary company when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

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

      The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in other states. See also Notes 1 and 11 to the Company's Consolidated Financial Statements.


OUT OF STATE GAS PLANT SITES

      1. Halladay Street, Jersey City, New Jersey. By letter dated April 12, 1993, Public Service Electric and Gas Company ("PSE&G") informed Utilities that PSE&G had been named as a defendant in a civil action pending in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1899. PPG Industries, Inc. has also been named as a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. In July 1993, PSE&G served Utilities with a complaint naming Utilities as a third-party defendant in this civil action. PSE&G subsequently amended the complaint to allege additional theories of liability for the period from 1899 to 1940. To date, that action has focused on the chemical contamination allegedly associated with PPG Industries' activities and there have been no developments concerning liability for gas plant related contamination. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of the 1998 fiscal year.


                               EXECUTIVE OFFICERS

      Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

      Our Common Stock is traded on the New York and Philadelphia stock exchanges under the symbol "UGI". The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

      1998 FISCAL YEAR            HIGH          LOW

      4th Quarter              $25.813      $20.500
      3rd Quarter               28.750       23.750
      2nd Quarter               29.750       27.000
      1st Quarter               30.125       25.125


      1997 FISCAL YEAR            HIGH          LOW

      4th Quarter              $28.000      $22.125
      3rd Quarter               24.375       21.625
      2nd Quarter               25.375       21.750
      1st Quarter               24.125       20.875

DIVIDENDS

      Quarterly dividends on our Common Stock were paid in the 1998 and 1997 fiscal years as follows:

      1998 FISCAL YEAR                  AMOUNT

      4th Quarter                        $.365
      3rd Quarter                         .360
      2nd Quarter                         .360
      1st Quarter                         .360

      1997 FISCAL YEAR                  AMOUNT

      4th Quarter                        $.360
      3rd Quarter                         .355
      2nd Quarter                         .355
      1st Quarter                         .355


HOLDERS

      On December 1, 1998, UGI had 13,007 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                       Year Ended
                                                                                      September 30,
                                                   -----------------------------------------------------------------------------
                                                     1998             1997              1996            1995               1994
                                                   ---------        ---------        ---------        ---------         ---------
                                                                     (Millions of dollars, except per share amounts)
FOR THE PERIOD:
Income statement data:
Revenues                                           $ 1,439.7        $ 1,642.0        $ 1,557.6        $   877.6         $   762.2
                                                   =========        =========        =========        =========         =========

Income from:
     Continuing operations                         $    40.3        $    52.1        $    39.5        $     7.9         $    37.4
     Discontinued operations                            --               --               --               --                 7.6
                                                   ---------        ---------        ---------        ---------         ---------
Income before extraordinary loss
     and change in accounting                           40.3             52.1             39.5              7.9              45.0
Extraordinary loss - debt restructuring                 --               --               --              (13.2)             --
Change in accounting for
     postemployment benefits                            --               --               --               (3.1)             --
                                                   ---------        ---------        ---------        ---------         ---------

Net income (loss)                                  $    40.3        $    52.1        $    39.5        $    (8.4)        $    45.0
                                                   =========        =========        =========        =========         =========

Diluted earnings per share:
     Earnings from continuing operations           $    1.22        $    1.57        $    1.19        $    0.24         $    1.16
     Earnings from discontinued operations              --               --               --               --                0.23
                                                   ---------        ---------        ---------        ---------         ---------
     Earnings before extraordinary loss
        and change in accounting                        1.22             1.57             1.19             0.24              1.39
     Extraordinary loss - debt restructuring            --               --               --              (0.40)             --
     Change in accounting for
        postemployment benefits                         --               --               --              (0.10)             --
                                                   ---------        ---------        ---------        ---------         ---------

     Net earnings (loss)                           $    1.22        $    1.57        $    1.19        $   (0.26)        $    1.39
                                                   =========        =========        =========        =========         =========

Cash dividends declared                            $    1.45        $    1.43        $    1.41        $    1.39         $    1.36
                                                   =========        =========        =========        =========         =========


Total assets                                       $ 2,074.6        $ 2,151.7        $ 2,133.0        $ 2,152.3         $ 1,182.2
                                                   =========        =========        =========        =========         =========

Capitalization:
    Debt:
      Bank loans - Propane                         $    10.0        $    28.0        $    15.0        $    --           $    --
      Bank loans - Utilities                            68.4             67.0             50.5             42.0              17.0
      Long-term debt
       (including current maturities):
           Propane                                     709.0            691.1            692.5            658.5             210.3
           Utilities                                   187.2            169.3            174.8            206.3             175.6
           Other                                         8.2              8.6              9.0              9.3               9.6
                                                   ---------        ---------        ---------        ---------         ---------
     Total debt                                        982.8            964.0            941.8            916.1             412.5
                                                   =========        =========        =========        =========         =========

     Minority interest in AmeriGas Partners            236.5            266.5            284.4            318.9              --
     UGI Utilities preferred stock subject
         to mandatory redemption                        20.0             35.2             35.2             35.2              35.2
     Common stockholders' equity                       367.1            376.1            377.6            380.5             424.3
                                                   ---------        ---------        ---------        ---------         ---------
Total capitalization                               $ 1,606.4        $ 1,641.8        $ 1,639.0        $ 1,650.7         $   872.0
                                                   =========        =========        =========        =========         =========

Ratio of capitalization:
      Total debt                                        61.2%            58.7%            57.5%            55.5%             47.3%
      Minority interest                                 14.7%            16.3%            17.4%            19.3%             --
      UGI Utilities preferred stock                      1.2%             2.1%             2.1%             2.1%              4.0%
      Common stockholders' equity                       22.9%            22.9%            23.0%            23.1%             48.7%
                                                   ---------        ---------        ---------        ---------         ---------
                                                       100.0%           100.0%           100.0%           100.0%            100.0%
                                                   =========        =========        =========        =========         =========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 21 of UGI's 1998 Annual Report to Shareholders, is incorporated in this report by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Quantitative and Qualitative Disclosure about market risk is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on page 20 and 21 of the UGI 1998 Annual Report to Shareholders and is incorporated in this report by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated in this Report by reference.


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

PART III:   UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 13.

      In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12 and 13 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 1999:

                                           CAPTIONS OF PROXY STATEMENT
      INFORMATION                            INCORPORATED BY REFERENCE
      -----------                            -------------------------

Item 10.  Directors and Executive          Election of Directors - Nominees
          Officers of Registrant.

Item 11.  Executive Compensation.          Compensation of Executive Officers
                                           Compensation of Directors

Item 12.  Security Ownership of            Securities Ownership of Management
          Certain Beneficial
          Owners and Management.

Item 13.  Certain Relationships            Compensation of Executive Officers-
          and Related Transactions.        Stock Ownership Policy and
                                           Indebtedness of Management

      The information concerning the Company's executive officers required by
Item 10 is set forth below.


                               EXECUTIVE OFFICERS

       NAME               AGE                POSITION
       ----               ---                --------

 Lon R. Greenberg          48        Chairman, Director, President
                                     and Chief Executive Officer

 Brendan P. Bovaird        50        Vice President and General Counsel

 Michael J. Cuzzolina      53        Vice President - Accounting
                                     and Financial Control

 Bradley C. Hall           45        Vice President - New Business Development

 Anthony J. Mendicino      50        Vice President - Finance
                                     and Chief Financial Officer

 Richard L. Bunn           62        President and Chief Executive
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

Lon R. Greenberg

      Mr. Greenberg was elected Chairman of UGI effective August 1, 1996, having been elected Chief Executive Officer effective August 1, 1995. He was elected Director and President of UGI and a Director of UGI Utilities in July 1994. Mr. Greenberg was Senior Vice President - Legal and Corporate Development (1989 to
1994), and also served as Vice President - Legal and Corporate Development (1987 to 1989). Previously, he was Vice President Legal (1984 to 1987), General Counsel (1983 to 1994) and Secretary (1982 to 1988). He joined the Company in 1980 as Corporate Development Counsel. Mr. Greenberg is also a director on the Mellon PSFS Advisory Board.

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

Michael J. Cuzzolina

      Mr. Cuzzolina is Vice President - Accounting and Financial Control of the Company (since 1984). He joined the Company in 1974 and has previously served as Treasurer and Assistant Controller of the Company and as Vice President - Finance of AmeriGas.

Bradley C. Hall

      Mr. Hall was elected Vice President - New Business Development on October 25, 1994, having been Vice President - Marketing and Rates, UGI Utilities, Inc. Gas Division. He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in Gas Utility.

Anthony J. Mendicino

      Mr. Mendicino was elected Vice President - Finance and Chief Financial Officer on September 8, 1998. He previously served as President and Chief Operating Officer (July 1997 to June 1998) and as Senior Vice President (January 1997 to June 1997) of Eastwind Group, Inc., a holding company formed to acquire and consolidate middle-market manufacturing businesses. Mr. Mendicino was Senior Vice President and Chief Financial Officer and a director (1987 to 1996) of UTI Energy Corp., a diversified oil field service company. From 1980 to 1986 Mr. Mendicino held various positions with UGI, including Treasurer from 1984 to 1987.

Richard L. Bunn

      Mr. Bunn is President and Chief Executive Officer of UGI Utilities, Inc., (since May 1992). Mr. Bunn began his career with UGI as an engineer in Electric Utility (1958).

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

            (3)  LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

---------------------------------------------------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
--------------------- --------------------------------------------- ------------------ --------------------- --------------

        3.1           (Second) Amended and Restated Articles of            UGI          Amendment No. 1 on     3.(3)(a)
                      Incorporation of the Company                                      Form 8 to Form 8-B
                                                                                            (4/10/92)

        *3.2          Bylaws of UGI as in effect since October
                      27, 1998

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

        4.1           Rights Agreement, as amended as of                    UGI          Form 8-K (4/17/96)        4.1
                      April 17, 1996, between the Company
                      and Mellon Bank, N.A., successor to
                      Mellon Bank (East) N.A., as Rights
                      Agent, and Assumption Agreement dated
                      April 7, 1992

        4.2           The description of the Company's Common              UGI         Form 8-B/A (4/17/96)      3.(4)
                      Stock contained in the Company's
                      registration statement filed under the
                      Securities Exchange Act of 1934, as amended

        4.3           UGI's (Second) Amended and Restated
                      Articles of Incorporation and Bylaws
                      referred to in 3.1 and 3.2 above

        4.4           Utilities' Articles of Incorporation              Utilities       Form 8-K (9/22/94)       4(a)

        4.5           Note Agreement dated as of April 12, 1995         AmeriGas            Form 10-Q            10.8
                      among The Prudential Insurance Company of      Partners, L.P.
                      America, Metropolitan Life Insurance                                  (3/31/95)
                      Company, and certain other institutional
                      investors and AmeriGas Propane, L.P., New
                      AmeriGas Propane, Inc. and Petrolane
                      Incorporated

        4.6           First Amendment dated as of September 12,         AmeriGas       Form 10-K (9/30/97)        4.5
                      1997 to Note Agreement dated as of April       Partners, L.P.
                      12, 1995

        4.7           Second Amendment dated as of September 15,        AmeriGas       Form 10-K (9/30/98)        4.6
                      1998 to Note Agreement dated as of April       Partners, L.P.
                      12, 1995

---------------------------------------------------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
--------------------- --------------------------------------------- ------------------ --------------------- --------------

        10.1          Service Agreement (Rate FSS) dated as             UGI           Form 10-K (9/30/95)       10.5
                      of November 1, 1989 between Utilities
                      and Columbia, as modified pursuant to
                      the orders of the Federal Energy
                      Regulatory Commission at Docket No.
                      RS92-5-000 reported at Columbia Gas
                      Transmission Corp., 64 FERC P. 61,060
                      (1993), order on rehearing, 64 FERC
                      P. 61,365 (1993)

        10.2          Service Agreement (Rate FTS) dated June 1,        Utilities      Form 10-K (12/31/90)     (10)o.
                      1987 between Utilities and Columbia, as
                      modified by Supplement No. 1 dated October
                      1, 1988; Supplement No. 2 dated November 1,
                      1989; Supplement No. 3 dated November 1,
                      1990; Supplement No. 4 dated November 1,
                      1990; and Supplement No. 5 dated January 1,
                      1991, as further modified pursuant to the
                      orders of the Federal Energy Regulatory
                      Commission at Docket No. RS92-5-000
                      reported at Columbia Gas Transmission
                      Corp., 64 FERC P. 61,060 (1993), order on
                      rehearing, 64 FERC P. 61,365 (1993)

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

        10.4          Amended and Restated Sublease Agreement              UGI         Form 10-K (9/30/94)       10.35
                      dated April 1, 1988 between Southwest Salt
                      Co. and AP Propane, Inc. (the "Southwest
                      Salt Co. Agreement")

        10.5          Letter dated September 26, 1994 pursuant to          UGI         Form 10-K (9/30/94)       10.36
                      Article 1, Section 1.2 of the Southwest
                      Salt Co. Agreement re: option to renew for
                      period of June 1, 1995 to May 31, 2000

       10.6**         UGI Corporation Directors Deferred                   UGI         Form 10-K (9/30/94)       10.39
                      Compensation Plan dated August 26, 1993

       10.7**         UGI Corporation 1992 Stock Option and                UGI         Form 10-Q (6/30/92)      (10)ee
                      Dividend Equivalent Plan, as amended May
                      19, 1992

---------------------------------------------------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
---------------------------------------------------------------------------------------------------------------------------


       10.8**         UGI Corporation Annual Bonus Plan dated              UGI         Form 10-Q (6/30/96)       10.4
                      March 8, 1996

       10.9**         UGI Corporation Directors' Equity                    UGI         Form 10-Q (3/31/97)       10.1
                      Compensation Plan

      10.10**         UGI Corporation 1997 Stock Option and                UGI         Form 10-Q (3/31/97)       10.2
                      Dividend Equivalent Plan

      10.11**         UGI Corporation 1992 Directors' Stock Plan           UGI         Form 10-Q (6/30/92)      (10)ff

      10.12**         UGI Corporation Senior Executive Employee            UGI         Form 10-K (9/30/97)       10.12
                      Severance Pay Plan effective January 1, 1997

      10.13**         Change of Control Agreement between UGI              UGI         Form 10-K (9/30/97)       10.13
                      Corporation and Lon R. Greenberg

      10.14**         Form of Change of Control Agreement between          UGI         Form 10-K (9/30/97)       10.14
                      UGI Corporation and Mr. Bunn

      10.15**         Form of Change of Control Agreement between          UGI         Form 10-K (9/30/97)       10.15
                      UGI Corporation and each of Messrs.
                      Bovaird, Cuzzolina, Hall and Mendicino

      10.16**         1997 Stock Purchase Loan Plan                        UGI         Form 10-K (9/30/97)       10.16

      10.17**         UGI Corporation Supplemental Executive               UGI         Form 10-Q (6/30/98)        10
                      Retirement Plan Amended and Restated
                      effective October 1, 1996

       10.18          Amended and Restated Credit Agreement dated       AmeriGas            Form 10-K            10.1
                      as of September 15, 1997 among AmeriGas        Partners, L.P.
                      Propane, L.P., AmeriGas Propane, Inc.,                                (9/30/97)
                      Petrolane Incorporated, Bank of America
                      National Trust and Savings Association, as
                      Agent, First Union National Bank, as
                      Syndication Agent and certain banks

       10.19          First Amendment dated as of September 15,         AmeriGas       Form 10-K (9/30/98)       10.2
                      1998 to Amended and Restated Credit            Partners, L.P.
                      Agreement

---------------------------------------------------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
--------------------- --------------------------------------------- ------------------ --------------------- --------------

       10.20          Intercreditor and Agency Agreement dated as       AmeriGas       Form 10-Q (3/31/95)       10.2
                      of April 19, 1995 among AmeriGas Propane,      Partners, L.P.
                      Inc., Petrolane Incorporated, AmeriGas
                      Propane, L.P., Bank of America National
                      Trust and Savings Association ("Bank of
                      America") as Agent, Mellon Bank, N.A. as
                      Cash Collateral Sub-Agent, Bank of America
                      as Collateral Agent and certain creditors
                      of AmeriGas Propane, L.P.

        10.21         General Security Agreement dated as of            AmeriGas       Form 10-Q (3/31/95)       10.3
                      April 19, 1995 among AmeriGas Propane,         Partners, L.P.
                      L.P., Bank of America National Trust
                      and Savings Association and Mellon
                      Bank, N.A.

       10.22          Subsidiary Security Agreement dated as of         AmeriGas       Form 10-Q (3/31/95)       10.4
                      April 19, 1995 among AmeriGas Propane,         Partners, L.P.
                      L.P., Bank of America National Trust and
                      Savings Association as Collateral Agent and
                      Mellon Bank, N.A. as Cash Collateral Agent

       10.23          Restricted Subsidiary Guarantee dated as of       AmeriGas       Form 10-Q (3/31/95)       10.5
                      April 19, 1995 by AmeriGas Propane, L.P.       Partners, L.P.
                      for the benefit of Bank of America National
                      Trust and Savings Association, as
                      Collateral Agent

       10.24          Trademark License Agreement dated April 19,       AmeriGas       Form 10-Q (3/31/95)       10.6
                      1995 among UGI Corporation, AmeriGas, Inc.,    Partners, L.P.
                      AmeriGas Propane, Inc., AmeriGas Partners,
                      L.P. and AmeriGas Propane, L.P.

       10.25          Trademark License Agreement, dated April          AmeriGas       Form 10-Q (3/31/95)       10.7
                      19, 1995 among AmeriGas Propane, Inc.,         Partners, L.P.
                      AmeriGas Partners, L.P. and AmeriGas
                      Propane, L.P.

       10.26          Agreement dated as of May 1, 1996 between         AmeriGas       Form 10-K (9/30/97)       10.2
                      TE Products Pipeline Company, L.P. and         Partners, L.P.
                      AmeriGas Propane, L.P.

       *13.1 Pages 13 through 43 of 1998 Annual Report to Shareholders

       *13.2 Amendment No. 1 on Form 8-K/A to Form 8-K dated July 11, 1997

---------------------------------------------------------------------------------------------------------------------------
                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
---------------------------------------------------------------------------------------------------------------------------


        *21           Subsidiaries of the Registrant


       *23.1          Consent of Arthur Andersen LLP re:
                      Financial Statements of UGI Corporation

       *23.2          Consent of Arthur Andersen LLP re:
                      Financial Statements of AmeriGas Propane,
                      Inc.

       *23.3          Consent of PricewaterhouseCoopers LLP

        *27           Financial Data Schedule


      *      Filed herewith.
      ** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)   Reports on Form 8-K:

      During the last quarter of the 1998 fiscal year, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UGI CORPORATION


Date:  December 15, 1998                  By:   Anthony J. Mendicino
                                                ------------------------------
                                                Anthony J. Mendicino
                                                Vice President - Finance
                                                and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 15, 1998, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                     TITLE
---------                     -----

Lon R. Greenberg              Chairman, President
-------------------           and Chief Executive Officer
Lon R. Greenberg              (Principal Executive Officer)
                              and Director



Anthony J. Mendicino          Vice President -
-------------------           Finance and Chief Financial
Anthony J. Mendicino          Officer (Principal
                              Financial Officer)


Michael J. Cuzzolina          Vice President -
-------------------           Accounting and
Michael J. Cuzzolina          Financial Control
                              (Principal Accounting
                              Officer)


Stephen D. Ban                Director
-------------------
Stephen D. Ban


Thomas F. Donovan             Director
-------------------
Thomas F. Donovan

SIGNATURE                     TITLE
---------                     -----



Richard C. Gozon              Director
--------------------
Richard C. Gozon


Marvin O. Schlanger           Director
--------------------
Marvin O. Schlanger


James W. Stratton             Director
--------------------
James W. Stratton


David I. J. Wang              Director
--------------------
David I. J. Wang

                        UGI CORPORATION AND SUBSIDIARIES





                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1998





Title                                  F-1

                        UGI CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 13, 1998, listed in the following index, are included in UGI's 1998 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                                         Reference
                                                                             ---------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                               (page)                (page)
                                                                             ---------            ------------
Reports of Independent Public Accountants:

   On Consolidated Financial Statements                                                                43

   On Financial Statement Schedules                                             F-4

   On Consolidated Financial Statements and Financial
        Statement Schedule                                                      F-5

Report of Independent Public Accountants on the Consolidated Financial
   Statements of AmeriGas Propane, Inc. and subsidiaries for the
   fiscal year ended September 30, 1996                                         F-6

Financial Statements:

   Consolidated Balance Sheets, September 30,
        1998 and 1997                                                                               24 to 25

    For the years ended September 30, 1998, 1997 and 1996:

        Consolidated Statements of Income                                                              23

        Consolidated Statements of Cash Flows                                                          26

        Consolidated Statements of Stockholders'
           Equity                                                                                      27

Index                                  F-2

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                        Reference
                                                                             ---------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                               (page)                (page)
        Notes to Consolidated Financial
           Statements                                                                               28 to 42

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 1998 and 1997                                                                    42

Financial Statement Schedules:

    For the years ended September 30, 1998, 1997 and 1996:

           I        -  Condensed Financial
                           Information of Registrant
                           (Parent Company)                                  S-1 to S-3

           II       -  Valuation and Qualifying
                           Accounts                                          S-4 to S-5

Annual Reports on Form 10-K/A

      Annual Reports on Form 10-K/A for the UGI Utilities, Inc. and AmeriGas Propane, Inc. savings plans will be filed by amendment within the time period specified by Rule 15d-21(b).


We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of UGI Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in UGI Corporation's annual report to shareholders for the year ended September 30, 1998, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 13, 1998. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the Index on pages F-2 and F-3 are the responsibility of UGI Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The information for the years ended September 30, 1998 and 1997 included on these schedules has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Chicago, Illinois
November 13, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UGI Corporation

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of UGI Corporation and subsidiaries for the year ended September 30, 1996. We have also audited the related financial statement schedules for the year ended September 30, 1996 listed in the index on pages F-2 and F-3 inclusive, of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We did not audit the consolidated financial statements of AmeriGas Propane, Inc. and subsidiaries, for the year ended September 30, 1996, which statements reflect total revenues constituting 65 percent of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for AmeriGas Propane, Inc. and subsidiaries for those periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements and financial statement schedules referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of UGI Corporation and subsidiaries for the year ended September 30, 1996, in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.

Philadelphia, Pennsylvania
November 22, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of AmeriGas Propane, Inc.:

We have audited the consolidated balance sheet of AmeriGas Propane, Inc. (a Pennsylvania corporation and a wholly owned subsidiary of AmeriGas, Inc.) and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriGas Propane, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Chicago, Illinois
November 22, 1996

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)




                                                                            September 30,
ASSETS                                                                     1998       1997
                                                                          ------     ------
Current assets:
     Cash and cash equivalents                                            $ 15.2     $ 20.1
     Accounts receivable                                                     0.5        0.5
     Deferred income taxes                                                   0.2        0.2
     Prepaid expenses and other current assets                               0.5        0.1
                                                                          ------     ------
        Total current assets                                                16.4       20.9

Investments in subsidiaries                                                375.1      376.2

Other assets                                                                 2.1        4.0
                                                                          ------     ------

        Total assets                                                      $393.6     $401.1
                                                                          ======     ======

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable                                           $ 10.3     $ 10.3
     Accrued liabilities                                                    13.1       13.2
                                                                          ------     ------
        Total current liabilities                                           23.4       23.5

Noncurrent liabilities                                                       3.2        1.5

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                        394.3      393.7
     Accumulated deficit                                                   (17.7)      (9.2)
                                                                          ------     ------
                                                                           376.6      384.5
        Less treasury stock, at cost                                        (9.6)      (8.4)
                                                                          ------     ------
          Total common stockholders' equity                                367.0      376.1
                                                                          ------     ------

          Total liabilities and common stockholders' equity               $393.6     $401.1
                                                                          ======     ======

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)


                                                            Year Ended
                                                           September 30,
                                                   ----------------------------
                                                    1998       1997       1996
                                                   ------     ------     ------
Revenues                                           $   --     $   --     $   --

Costs and expenses:
    Operating and administrative expenses            10.7       12.2       10.1
    Miscellaneous income, net                       (10.4)     (14.8)     (13.4)
                                                   ------     ------     ------
                                                      0.3       (2.6)      (3.3)
                                                   ------     ------     ------

Operating income (loss)                              (0.3)       2.6        3.3
Interest income                                        --         --        0.1
                                                   ------     ------     ------

Income (loss) before income taxes                    (0.3)       2.6        3.4
Income taxes                                         (0.1)       1.1        1.4
                                                   ------     ------     ------

Income (loss) before equity in income
    of unconsolidated subsidiaries                   (0.2)       1.5        2.0
Equity in income
    of unconsolidated subsidiaries                   40.5       50.6       37.5
                                                   ------     ------     ------

Net income                                         $ 40.3     $ 52.1     $ 39.5
                                                   ======     ======     ======

Earnings per common share:
    Basic                                          $ 1.22     $ 1.58     $ 1.19
                                                   ======     ======     ======
    Diluted                                        $ 1.22     $ 1.57     $ 1.19
                                                   ======     ======     ======

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)



                                                             Year Ended
                                                            September 30,
                                                      -------------------------
                                                      1998      1997      1996
                                                      -----     -----     -----
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                   $77.8     $77.5     $96.6

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Investments in unconsolidated subsidiaries       (34.8)    (74.6)     (1.1)
     Other                                              2.5      20.6     (21.1)
                                                      -----     -----     -----
        Net cash used by investing activities         (32.3)    (54.0)    (22.2)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock             (47.6)    (47.2)    (46.4)
     Issuance of Common Stock                           8.5      11.7      11.3
     Purchase of Common Stock                         (11.3)    (19.2)     (7.1)
                                                      -----     -----     -----
        Net cash used by financing activities         (50.4)    (54.7)    (42.2)
                                                      -----     -----     -----

Cash and cash equivalents increase (decrease)         $(4.9)   $(31.2)    $32.2
                                                      =====     =====     =====

Cash and cash equivalents:
     End of period                                    $15.2     $20.1     $51.3
     Beginning of period                               20.1      51.3      19.1
                                                      -----     -----     -----
         Increase (decrease)                          $(4.9)   $(31.2)    $32.2
                                                      =====     =====     =====

(a) Includes dividends received from unconsolidated subsidiaries of $77.6, $75.8 and $95.2, respectively, for the years ended September 30, 1998, 1997 and 1996.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                  Charged
                                                   Balance at    (credited)                 Balance at
                                                    beginning   to costs and                  end of
                                                     of year      expenses       Other         year
                                                      -----         -----        -----         -----
YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                 $11.3         $ 8.4      $(11.8)(1)      $ 7.9
                                                      =====                                    =====

      Allowance for amortization of deferred
         financing costs - Propane                    $ 3.8         $ 1.6      $   --          $ 5.4
                                                      =====                                    =====

      Allowance for amortization of
        other deferred costs - Propane                $ 3.9         $ 0.7      $   --          $ 4.6
                                                      =====                                    =====

Other reserves:

      Self-insured property and casualty liability    $48.5         $11.7      $(11.7)(2)      $48.5
                                                      =====                                    =====

      Insured property and casualty liability         $ 1.8         $ 2.9      $ (0.4)(2)      $ 4.3
                                                      =====                                    =====

      Environmental, litigation and other             $22.6         $(4.0)     $ (4.7)(2)      $13.9
                                                      =====                                    =====

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
                                                      =====                                    =====

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                              (Millions of dollars)


                                                                       Charged
                                                      Balance at      (credited)                 Balance at
                                                       beginning     to costs and                  end of
                                                        of year        expenses       Other         year
                                                         -----           -----        -----         -----
YEAR ENDED SEPTEMBER 30, 1996
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $ 7.3           $10.5        $(7.2)(1)     $10.6
                                                         =====                                      =====

      Allowance for amortization of deferred
         financing costs - Propane                       $ 0.7           $ 1.5        $  --         $ 2.2
                                                         =====                                      =====

      Allowance for amortization of
        other deferred costs - Propane                   $ 1.8           $ 1.0        $  --         $ 2.8
                                                         =====                                      =====

Other reserves:

      Self-insured property and casualty liability       $48.5           $14.0        $(14.8)(2)    $47.7
                                                         =====                                      =====

      Insured property and casualty liability            $11.7           $ 6.8        $ 0.5 (3)     $19.0
                                                         =====                                      =====

      Environmental, litigation and other                $26.1           $(7.1)       $(2.9)(2)     $16.1
                                                         =====                                      =====

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Payments.
(3)   Other adjustments.

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.2               Bylaws of UGI as in effect since October 27, 1998

13.1              Pages 13 to 43 of 1998 Annual Report to Shareholders

13.2              Amendment No. 1 on Form 8-K/A to Form 8-K dated July 11, 1997

21                Subsidiaries of the Registrant

23.1              Consent of Arthur Andersen LLP re: Financial Statements of UGI
                  Corporation

23.2 Consent of Arthur Andersen LLP re: Financial Statements of AmeriGas Propane, Inc.

23.3              Consent of PricewaterhouseCoopers LLP

27                Financial Data Schedule