Form 10-Q
period 1998-12-31
UGI CORP /PA/
filed 1999-02-16
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---
         At January 31, 1999, there were 32,901,463 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements
                                                                          PAGES
                                                                          -----
          Condensed Consolidated Balance Sheets as of December 31, 1998,
               September 30, 1998 and December 31, 1997                      1

          Condensed Consolidated Statements of Income for the three
               and twelve months ended December 31, 1998 and 1997            2

          Condensed Consolidated Statements of Cash Flows for the three
               and twelve months ended December 31, 1998 and 1997            3

          Notes to Condensed Consolidated Financial Statements            4-10

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       11-21

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     22-23

PART II OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                  23

  Signatures                                                                24

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)



                                                                             December 31,    September 30,     December 31,
                                                                                1998              1998             1997
                                                                            -------------    -------------     -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $    80.5        $    66.6           $    78.8
    Short-term investments, at cost which approximates market value                  70.2             81.8                73.7
    Accounts receivable (less allowances for doubtful accounts of
          $8.0, $7.9 and $11.2, respectively)                                       131.3             81.8               180.7
    Accrued utility revenues                                                         21.7              6.7                23.1
    Inventories                                                                      70.3             77.9               105.6
    Deferred income taxes                                                            14.7             14.7                20.4
    Prepaid expenses and other current assets                                        16.5             21.1                12.7
                                                                           --------------   --------------    ----------------
       Total current assets                                                         405.2            350.6               495.0

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $479.9, $465.5 and $422.7, respectively)                  1,000.3            999.0               990.0

Intangible assets (less accumulated amortization of $147.6, $141.5 and
    $122.9, respectively)                                                           626.5            630.7               673.6
Utility regulatory assets                                                            59.3             59.3                49.0
Other assets                                                                         36.2             35.0                36.4
                                                                           --------------   --------------    ----------------
       Total assets                                                             $ 2,127.5        $ 2,074.6           $ 2,244.0
                                                                           ==============   ==============    ================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt - Propane                              $     6.3        $     6.1           $     6.8
    Current maturities of long-term debt - Utilities                                  7.1              7.1                17.1
    Current maturities of long-term debt - other                                      0.4              0.4                 0.4
    Current portion of UGI Utilities redeemable preferred stock                       -                -                   3.0
    Bank loans - Propane                                                             62.0             10.0                75.0
    Bank loans - Utilities                                                           70.2             68.4                62.7
    Accounts payable                                                                 97.7             80.1               105.8
    Other current liabilities                                                       139.9            149.7               173.7
                                                                           --------------   --------------    ----------------
       Total current liabilities                                                    383.6            321.8               444.5

Long-term debt - Propane                                                            693.6            702.9               696.3
Long-term debt - Utilities                                                          180.0            180.1               172.2
Long-term debt - other                                                                7.7              7.8                 8.1
Deferred income taxes                                                               156.0            154.4               154.9
Other noncurrent liabilities                                                         78.3             84.0                74.3

Commitments and contingencies

Minority interest in AmeriGas Partners                                              234.2            236.5               267.9

UGI Utilities redeemable preferred stock                                             20.0             20.0                32.2

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
       issued - 33,198,731 shares)                                                  394.3            394.3               393.7
    Retained earnings (accumulated deficit)                                         (11.8)           (17.7)                3.1
                                                                           --------------   --------------    ----------------
                                                                                    382.5            376.6               396.8
    Treasury stock, at cost                                                          (8.4)            (9.5)               (3.2)
                                                                           --------------   --------------    ----------------
       Total common stockholders' equity                                            374.1            367.1               393.6
                                                                           --------------   --------------    ----------------
       Total liabilities and stockholders' equity                               $ 2,127.5        $ 2,074.6           $ 2,244.0
                                                                           ==============   ==============    ================

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)



                                                       Three Months Ended                          Twelve Months Ended
                                                          December 31,                                December 31,
                                                  --------------------------------           ----------------------------------
                                                       1998              1997                     1998               1997
                                                  --------------    --------------           --------------    ----------------
Revenues:
    Propane                                              $ 237.8           $ 302.9                  $ 849.3           $ 1,020.6
    Utilities                                              112.8             135.5                    399.6               462.5
    Energy marketing                                        23.1              32.8                     93.3               100.5
                                                  --------------    --------------           --------------    ----------------
                                                           373.7             471.2                  1,342.2             1,583.6
                                                  --------------    --------------           --------------    ----------------
Costs and expenses:
    Propane cost of sales                                  104.5             163.2                    385.1               558.9
    Utilities - gas, fuel and purchased power               55.3              72.5                    197.4               242.2
    Other cost of sales                                     21.8              31.6                     88.5                96.9
    Operating and administrative expenses                  112.7             109.0                    441.4               435.6
    Depreciation and amortization                           21.7              21.6                     87.9                86.0
    Other income, net                                       (3.8)             (4.3)                   (12.2)              (23.9)
                                                  --------------    --------------           --------------    ----------------
                                                           312.2             393.6                  1,188.1             1,395.7
                                                  --------------    --------------           --------------    ----------------

Operating income                                            61.5              77.6                    154.1               187.9
Interest expense                                           (21.2)            (21.4)                   (84.2)              (83.4)
Minority interest in AmeriGas Partners                      (7.4)            (11.1)                    (5.2)              (12.7)
                                                  --------------    --------------           --------------    ----------------
Income before income taxes and
    subsidiary preferred stock dividends                    32.9              45.1                     64.7                91.8
Income taxes                                               (14.5)            (19.6)                   (29.3)              (40.0)
Dividends on UGI Utilities Series
    Preferred Stock                                         (0.4)             (0.7)                    (1.9)               (2.8)
                                                  --------------    --------------           --------------    ----------------
Net income                                                $ 18.0            $ 24.8                   $ 33.5              $ 49.0
                                                  ==============    ==============           ==============    ================

Earnings per share:
    Basic                                                 $ 0.55            $ 0.75                   $ 1.02              $ 1.49
                                                  ==============    ==============           ==============    ================

    Diluted                                               $ 0.55            $ 0.75                   $ 1.01              $ 1.48
                                                  ==============    ==============           ==============    ================

Average common shares outstanding:
    Basic                                                 32.855            32.927                   32.953              32.995
                                                  ==============    ==============           ==============    ================

    Diluted                                               32.939            33.081                   33.081              33.101
                                                  ==============    ==============           ==============    ================

Dividends declared per share                             $ 0.365           $ 0.36                   $ 1.455             $ 1.435
                                                  ==============    ==============           ==============    ================

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)



                                                                       Three Months Ended                  Twelve Months Ended
                                                                          December 31,                        December 31,
                                                                   ------------------------------   ----------------------------
                                                                       1998              1997           1998            1997
                                                                   ------------    --------------   ------------    ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                            $ 18.0            $ 24.8         $ 33.5         $ 49.0
    Reconcile to net cash provided (used) by operating activities:
          Depreciation and amortization                                     21.7              21.6           87.9           86.0
          Minority interest in AmeriGas Partners                             7.4              11.1            5.2           12.7
          Deferred income taxes, net                                         1.7               0.9           10.9           (3.1)
          Other, net                                                        (4.8)             (0.1)           0.2            4.5
                                                                   -------------   ---------------  -------------    -----------
                                                                            44.0              58.3          137.7          149.1
          Net change in:
             Accounts receivable and accrued utility revenues              (66.2)            (87.6)          43.4           25.2
             Inventories and prepaid propane purchases                       8.7              11.9           35.8           17.1
             Deferred fuel costs                                             -                 2.4           (7.2)           4.4
             Accounts payable                                               17.8               2.2           (7.9)         (31.5)
             Other current assets and liabilities                           (7.4)             (2.1)         (11.5)           8.6
                                                                   -------------   ---------------  -------------    -----------
          Net cash provided (used) by operating activities                  (3.1)            (14.9)         190.3          172.9
                                                                   -------------   ---------------  -------------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                         (16.2)            (15.6)         (69.8)         (67.3)
    Net proceeds from disposals of assets                                    0.9               3.1            3.7           16.8
    Acquisitions of businesses, net of cash acquired                        (2.4)             (1.4)          (9.1)         (12.1)
    Short-term investments (increase) decrease                              11.6              (8.4)           3.6          (41.4)
    Other, net                                                               -                (3.7)           1.4           (6.4)
                                                                   -------------   ---------------  -------------    -----------
          Net cash used by investing activities                             (6.1)            (26.0)         (70.2)        (110.4)
                                                                   -------------   ---------------  -------------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                              (12.0)            (11.9)         (47.7)         (47.3)
    Distributions on Partnership public Common Units                        (9.7)             (9.7)         (39.0)         (38.8)
    Issuance of long-term debt                                               -                33.0           25.0           54.2
    Repayment of long-term debt                                            (10.0)             (1.8)         (30.6)         (21.8)
    Propane bank loans increase (decrease)                                  52.0              47.0          (13.0)          (2.0)
    UGI Utilities bank loans increase (decrease)                             1.8              (4.3)           7.5           (6.6)
    Issuance of Common Stock                                                 1.0               4.9            4.6           15.3
    Repurchases of Common Stock                                              -                (1.5)          (9.7)         (18.2)
    Redemption of UGI Utilities Series Preferred Stock                       -                 -            (15.5)           -
                                                                   -------------   ---------------  -------------    -----------
          Net cash provided (used) by financing activities                  23.1              55.7         (118.4)         (65.2)
                                                                   -------------   ---------------  -------------    -----------


Cash and cash equivalents increase (decrease)                             $ 13.9            $ 14.8         $  1.7         $ (2.7)
                                                                   =============   ===============  =============    ===========

Cash and cash equivalents:
    End of period                                                         $ 80.5            $ 78.8         $ 80.5         $ 78.8
    Beginning of period                                                     66.6              64.0           78.8           81.5
                                                                   -------------   ---------------  -------------    -----------
       Increase (decrease)                                                $ 13.9            $ 14.8         $  1.7         $ (2.7)
                                                                   =============   ===============  =============    ===========


During the twelve months ended December 31, 1998 and 1997, UGI Utilities, Inc. paid cash dividends to UGI of $10.0 and $36.7, respectively. During the twelve months ended December 31, 1998 and 1997, AmeriGas, Inc. paid cash dividends to UGI of $50.8 and $56.2, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $47.7 and $47.3, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon its receipt of Partnership distributions.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------------------
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

1.          BASIS OF PRESENTATION

            UGI Corporation (UGI) is a holding company with three principal businesses. Our utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. (UGI Utilities). UGI Utilities owns and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. (AmeriGas Partners) and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." We also conduct an energy marketing business principally through our second-tier subsidiary, UGI Energy Services, Inc., a wholly owned subsidiary of UGI Enterprises, Inc. (Enterprises). Through other subsidiaries, Enterprises is a participant in propane joint-venture projects in Romania and China.

            Our condensed consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries, together referred to as "we" or "the Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public unitholders' interest in AmeriGas Partners' results of operations and net assets as minority interest in the condensed consolidated statements of income and balance sheets. We have reclassified certain prior-period balances to conform with the current period presentation.

            The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 1998. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                       UGI CORPORATION AND SUBSIDIARIES

       ----------------------------------------------------------------
                                 (unaudited)
               (Millions of dollars, except per share amounts)



            Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

            During the quarter ended December 31, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. The Company's comprehensive income was not materially different from its net income for all periods presented.

                       UGI CORPORATION AND SUBSIDIARIES

       ----------------------------------------------------------------
                                 (unaudited)
               (Millions of dollars, except per share amounts)



2.          SEGMENT INFORMATION

            During the quarter ended December 31, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our businesses for making operating decisions and assessing business performance. Based upon the guidance provided by SFAS 131, we have determined that the Company has four principal operating segments:
            (1) a propane business which distributes propane and related equipment and supplies to retail customers from locations in 46 states; (2) a gas utility operating in eastern Pennsylvania; (3) an electric utility operation which generates and distributes electricity to customers in two northeastern Pennsylvania counties; and (4) an energy marketing business principally involved in arranging the supply and transportation of natural gas to customers located primarily in the Middle Atlantic states.

            Although Electric Utility's June 1998 Restructuring Order provides for the unbundling of prices for electric generation, transmission and distribution services, we currently manage and evaluate our electric generation, transmission and distribution operations together. Accordingly, these operations are combined for segment reporting purposes.

            The accounting policies of the four segments are the same as those described in the Significant Accounting Policies note contained in our Annual Report on Form 10-K for the year ended September 30, 1998. We evaluate each segment's performance principally based on its earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Although EBITDA is used internally to evaluate segment performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

            No single customer represents more than 5% of consolidated revenues. In addition, virtually all of our reportable segments' revenues are derived from sources within the U. S., and virtually all of our reportable segments' long-lived assets are located in the U.S. Although the Company holds investments in foreign joint-venture projects, such investments are not significant. Financial information by business segment follows:

                      UGI  CORPORATION  AND  SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                  (unaudited)
                (Millions of dollars, except per share amounts)

2. SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED DECEMBER 31, 1998:

                                                                          Reportable Segments
                                                      Inter-     --------------------------------------------
                                                      segment                  Gas        Electric    Energy                  All
                                             Total    Elims.     Propane     utility      utility    marketing   Corporate   other
                                        -------------------------------------------------------------------------------------------
Revenues                                 $  373.7   $  ( 0.5)   $  237.8    $   94.6      $  18.2      $23.1     $   -     $    0.5

Segment profit (loss):
 EBITDA                                  $   83.2   $    2.5    $   50.8    $   26.2      $   4.7      $ 0.7     $ (0.9)   $   (0.8)
 Depreciation and amortization              (21.7)       0.0       (16.1)       (4.6)        (0.8)      (0.1)        -         (0.1)
                                         ------------------------------------------------------------------------------------------
 Operating income (loss)                     61.5        2.5        34.7        21.6          3.9        0.6       (0.9)       (0.9)
 Interest expense                           (21.2)       -         (16.6)       (3.8)        (0.6)       -           -         (0.2)
 Minority interest                           (7.4)       -          (7.4)        -            -          -           -          -
                                         ------------------------------------------------------------------------------------------
 Income (loss) before income taxes       $   32.9   $    2.5    $   10.7    $   17.8      $   3.3      $ 0.6     $ (0.9)    $ ( 1.1)
                                         ==========================================================================================

Segment assets (at period end)           $2,127.5   $ ( 19.7)   $1,264.6    $  619.9      $  96.8      $15.7     $125.6     $  24.6
                                         ==========================================================================================
Investment in equity method investees    $    1.8   $    -      $    -      $    -        $   -        $ -       $   -      $   1.8
                                         ==========================================================================================


THREE MONTHS ENDED DECEMBER 31, 1997:

                                                                              Reportable Segments
                                                     Inter-      ----------------------------------------------
                                                     segment                  Gas        Electric      Energy                  All
                                            Total    Elims.      Propane     utility      utility     marketing   Corporate   other
                                       --------------------------------------------------------------------------------------------
Revenues                                $  471.2    $   (0.8)  $  302.9    $  116.9      $   18.6      $  32.8   $   -      $   0.8

Segment profit (loss):
 EBITDA                                 $   99.2    $    2.6   $   60.1    $   31.8      $    3.8      $   0.6   $  (1.2)   $   1.5
 Depreciation and amortization             (21.6)        -        (16.1)       (4.4)         (0.9)        (0.1)      -         (0.1)
                                       --------------------------------------------------------------------------------------------
 Operating income (loss)                    77.6         2.6       44.0        27.4           2.9          0.5   $  (1.2)       1.4
 Interest expense                          (21.4)        -        (17.0)       (3.7)         (0.6)         -         -         (0.1)
 Minority interest                         (11.1)        -        (11.1)        -             -            -         -          -
                                       --------------------------------------------------------------------------------------------
 Income (loss) before income taxes      $   45.1    $    2.6   $   15.9    $   23.7      $    2.3      $   0.5   $  (1.2)   $   1.3
                                       ============================================================================================
Segment assets (at period end)          $2,244.0    $  (19.0)  $1,393.9    $  620.9      $   86.6      $  23.0   $ 116.4    $  22.2
                                       ============================================================================================
Investment in equity method investees   $    0.7    $   -      $   -       $    -        $    -        $   -     $   -      $   0.7
                                       ============================================================================================

                     UGI  CORPORATION  AND  SUBSIDIARIES

       ----------------------------------------------------------------
                                 (unaudited)
               (Millions of dollars, except per share amounts)

2. SEGMENT INFORMATION (CONTINUED)

Twelve Months Ended December 31, 1998:

                                                                            Reportable Segments
                                                                 -----------------------------------------
                                                       Inter-
                                                       segment                 Gas     Electric   Energy                  All
                                             Total     Elims.     Propane    utility   utility   marketing  Corporate    other
                                           --------------------------------------------------------------------------------------

Revenues                                   $1,342.2   $   (2.3)    $849.3    $327.9     $71.7      $93.3     $   -       $   2.3

Segment profit (loss):
  EBITDA                                   $  242.0   $   10.6   $  144.0    $ 77.4     $14.5      $ 2.3     $ ( 4.6)    $ ( 2.2)
  Depreciation and amortization               (87.9)       -        (65.4)    (18.4)     (3.8)      (0.2)        -          (0.1)
                                           --------------------------------------------------------------------------------------
  Operating income (loss)                     154.1       10.6       78.6      59.0      10.7        2.1        (4.6)       (2.3)
  Interest expense                            (84.2)       -        (65.7)    (15.3)     (2.4)       -           -          (0.8)
  Minority interest                            (5.2)       -         (5.2)      -         -          -           -           -
                                           --------------------------------------------------------------------------------------
  Income (loss) before income taxes        $   64.7   $   10.6   $    7.7    $ 43.7     $ 8.3      $ 2.1     $  (4.6)    $  (3.1)
                                           ======================================================================================
Segment assets (at period end)             $2,127.5   $  (19.7)  $1,264.6    $619.9     $96.8      $15.7     $ 125.6     $  24.6
                                           ======================================================================================
Investment in equity method investees      $    1.8   $    -     $   -       $  -       $ -        $ -       $   -       $   1.8
                                           ======================================================================================



Twelve Months Ended December 31, 1997:

                                                                                Reportable Segments
                                                                     ------------------------------------------
                                                         Inter-
                                                         segment                   Gas      Electric   Energy                  All
                                              Total      Elims.       Propane    utility    utility   marketing  Corporate    other
                                            ----------------------------------------------------------------------------------------
Revenues                                    $1,583.6    $  ( 3.4)    $1,020.6     $390.2     $72.3     $100.5     $   -       $ 3.4

Segment profit (loss):
  EBITDA                                    $  273.9    $   12.1     $  161.2     $ 86.8     $14.1     $  1.5     $ ( 7.6)    $ 5.8
  Depreciation and amortization                (86.0)        -          (64.4)     (16.9)     (4.2)      (0.1)       (0.1)     (0.3)
                                            ----------------------------------------------------------------------------------------
  Operating income (loss)                      187.9        12.1         96.8       69.9       9.9        1.4        (7.7)      5.5
  Interest expense                             (83.4)        -          (66.0)     (14.3)     (2.5)       -           -        (0.6)
  Minority interest                            (12.7)        -          (12.7)       -          -         -           -         -
                                            ----------------------------------------------------------------------------------------
  Income (loss) before income taxes         $   91.8    $   12.1     $   18.1     $ 55.6     $ 7.4     $  1.4     $ ( 7.7)    $ 4.9
                                            ========================================================================================
Segment assets (at period end)              $2,244.0    $ ( 19.0)    $1,393.9     $620.9     $86.6     $ 23.0     $ 116.4     $22.2
                                            ========================================================================================
Investment in equity method investees       $    0.7    $    -        $   -       $  -       $  -      $  -       $   -       $ 0.7
                                            ========================================================================================

                     UGI  CORPORATION  AND  SUBSIDIARIES

       ----------------------------------------------------------------
                                 (unaudited)
               (Millions of dollars, except per share amounts)


3.          COMMITMENTS AND CONTINGENCIES

            The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $51 million at December 31, 1998. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

            In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. (Shell) for various scheduled claims that were pending against Tropigas de Puerto Rico (Tropigas). Petrolane had entered into this indemnification agreement in conjunction with its sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions aggregating at least $68 million, remain pending.

            We, along with other companies, have been named as a potentially responsible party (PRP) in several administrative proceedings and private party recovery actions for the cleanup or recovery of costs associated with cleanup of various waste sites, including some Superfund sites. In addition, we have identified environmental contamination at several of our properties and have voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

            The gas distribution business has been one of UGI Utilities' main businesses since it began in 1882. Prior to the construction of major natural gas pipelines in the 1950s, gas used for lighting and heating was produced at manufactured gas plants (MGPs) from processes involving coal, coke or oil. Some constituents of coal tars produced from this process are today considered hazardous substances under the Superfund Law and may be located at these sites. At sites where a former subsidiary of UGI Utilities operated a MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain

                       UGI CORPORATION AND SUBSIDIARIES

       ----------------------------------------------------------------
                                 (unaudited)
               (Millions of dollars, except per share amounts)


            circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, we may not be able to reasonably quantify expenditures because of a number of factors. These factors include the various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

            In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position but could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended December 31, 1998 (1998 three-month period) with the three months ended December 31, 1997 (1997 three-month period) and (2) the twelve months ended December 31, 1998 (1998 twelve-month period) with the twelve months ended December 31, 1997 (1997 twelve-month period). Our results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements. Although the adoption of SFAS 131 did not change the operating segments we disclose, certain of our segment's operating results now include billed UGI corporate overhead costs.

1998 THREE-MONTH PERIOD COMPARED WITH 1997 THREE-MONTH PERIOD

PROPANE


  -------------------------------------------------------------------------------------------------------------------------
  Three Months Ended December 31,                  1998               1997                         Decrease
  -------------------------------------------------------------------------------------------------------------------------
  (Millions of dollars)

  Retail gallons sold - millions                 220.7               248.6                   (27.9)            (11.2)%
  Revenues                                   $   237.8           $   302.9                $  (65.1)            (21.5)%
  Total margin                               $   133.3           $   139.7                $   (6.4)             (4.6)%
  Operating income                           $    34.7           $    44.0                $   (9.3)            (21.1)%
  EBITDA                                     $    50.8           $    60.1                $   (9.3)            (15.5)%

  -------------------------------------------------------------------------------------------------------------------------


Retail volumes sold during the 1998 three-month period were lower than the prior-year period due primarily to significantly warmer weather. Based upon degree day information obtained from the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the three months ended December 31, 1998 was 11.0% warmer than normal and 12.2% warmer than the same period last year. Although weather-sensitive heating volumes declined the most, agricultural volumes were also down as a result of the warmer than normal weather and a dry autumn which reduced demand for crop drying. Wholesale volumes of propane sold were lower in the 1998 three-month period due to reduced low margin sales of storage inventories and the effects of the warmer weather.

Total revenues from retail propane sales decreased $46.5 million to $193.7 million during the 1998 three-month period reflecting (1) a $27.0 million decrease as a result of the lower volumes sold and (2) a $19.5 million decrease from a reduction in average selling prices. Wholesale revenues declined $18.9 million to $18.4 million during the 1998 three-month period due to (1) a $15.6 million reduction from the lower volumes sold and (2) a $3.3 million decrease from lower average selling prices. The lower average retail and wholesale selling prices were due to significantly lower propane product costs.

                       UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------

Total margin decreased $6.4 million in the 1998 three-month period as a result of the lower retail volumes sold. The decline in total margin resulting from the lower sales was partially offset by higher average retail unit margins. The higher average retail unit margins reflect lower propane product costs during the three months ended December 31, 1998.

The decrease in EBITDA and operating income in the 1998 three-month period primarily reflects (1) the decline in total margin and (2) modestly higher operating expenses. Operating expenses of the Partnership were $83.6 million during the three months ended December 31, 1998 compared with $80.9 million in the same period last year. The increase in operating expenses principally resulted from (1) higher compensation and benefit expenses and (2) higher vehicle repair and lease expense.

UTILITIES


  --------------------------------------------------------------------------------------------------------------------------
                                                                                                      Increase
  Three Months Ended December 31,                        1998                1997                    (Decrease)
  --------------------------------------------------------------------------------------------------------------------------
  (Millions of dollars)
  GAS UTILITY:
         Natural gas system throughput - bcf              20.3               22.7                (2.4)            (10.6)%
         Degree days - % warmer than normal              (17.1)              (1.6)                -                    -
         Revenues                                    $    94.6           $  116.9             $ (22.3)            (19.1)%
         Total margin (a)                            $    43.2           $   48.6             $  (5.4)            (11.1)%
         Operating income                            $    21.6           $   27.4             $  (5.8)            (21.2)%
         EBITDA                                      $    26.2           $   31.8             $  (5.6)            (17.6)%

  ELECTRIC UTILITY:
         Electric sales - gwh                            223.2              227.8                (4.6)             (2.0)%
         Revenues                                    $    18.2           $   18.6             $   (.4)             (2.2)%
         Total margin (a)                            $     9.7           $    8.9             $    .8               9.0%
         Operating income                            $     3.9           $    2.9             $   1.0              34.5%
         EBITDA                                      $     4.7           $    3.8             $    .9              23.7%
  --------------------------------------------------------------------------------------------------------------------------

       bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

GAS UTILITY. Weather in Gas Utility's service territory was 17.1% warmer than normal and 15.8% warmer than in the prior-year period. As a result of the warmer temperatures, volumes we sold to our firm- residential, commercial and small industrial customers (we refer to these customers as our "core market") declined 20% (2.1 bcf). The warmer weather also impacted, to a

                       UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------


much lesser extent, volumes we sold or transported to our large industrial and commercial customers.

The decrease in Gas Utility's revenues in the 1998 three-month period is due to
(1) the decline in core market volumes and (2) lower off-system sales. Gas Utility's cost of gas decreased $15.9 million reflecting (1) the previously mentioned decrease in volumes sold to our core market customers and (2) the lower off-system sales.

The decrease in Gas Utility's total margin principally resulted from (1) a $5.0 million decline in margin from core market customers and (2) a $.5 million decline in margin from interruptible customers. The decline in core market margin reflects the lower volumes sold while the decline in interruptible margin was the result of a less favorable difference between natural gas prices and oil prices.

Gas Utility operating income and EBITDA decreased in the 1998 three-month period reflecting the lower total margin and slightly higher operating expenses. Total operating expenses, excluding revenue-related taxes, were slightly higher in the 1998 three-month period because the 1997 three-month period expenses are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales were 2.0% lower in the 1998 three-month period reflecting the impact of warmer weather. Temperatures were 9.1% warmer than normal in 1998 compared to temperatures that were 7.3% colder than normal in 1997. Electric Utility revenues decreased $.4 million in the 1998 three-month period primarily due to the lower sales.

Electric Utility cost of sales decreased $1.3 million in the 1998 three-month period reflecting (1) lower power costs and (2) the lower sales. In accordance with the June 1998 Restructuring Order issued by the Pennsylvania Public Utility Commission (PUC), our base rates reflect a fixed amount for electric generation costs and we no longer recover a separate Energy Cost Rate (ECR). As a result, we no longer defer the difference between our actual costs of electricity and the amount of such costs included in our rates.

Electric Utility's total margin increased $.8 million in the 1998 three-month period, notwithstanding the lower sales, reflecting lower power costs. The lower power costs resulted in large part from lower cost power supply agreements. Operating income and EBITDA increased principally as a result of the higher total margin.

                       UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------



ENERGY MARKETING

----------------------------------------------------------------------------------------------------------------------
                                                                                             Increase
Three Months Ended December 31,             1998                  1997                      (Decrease)
----------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                 $  23.1                $ 32.8             $   (9.7)         (29.6)%
Total margin                             $   1.3                $  1.2             $     .1            8.3%
Operating income                         $    .6                $   .5             $     .1           20.0%
EBITDA                                   $    .7                $   .6             $     .1           16.7%
----------------------------------------------------------------------------------------------------------------------


Total revenues from energy marketing in the 1998 three-month period decreased as a result of lower average gas prices and a reduction in billed volumes. The decrease in billed volumes was due principally to the effects of warmer weather during the three months ended December 31, 1998. Total margin for the 1998 three-month period increased slightly from the 1997 three-month period. Operating income and EBITDA from energy marketing were comparable with the prior-year period amounts.

CORPORATE AND OTHER

Corporate operating loss, net, which consists of corporate overhead expenses net of interest income, was $(.9) million during the 1998 three-month period compared with $(1.2) million during the 1997 three-month period. The net decrease in corporate operating loss is principally due to higher interest income.

Other operating loss was $(.9) million in the 1998 three-month period compared with operating income of $1.4 million in the 1997 three-month period. The 1998 three-month period includes higher development costs associated with Enterprises' domestic and international new business activities. Operating income in the 1997 three-month period includes $1.2 million from the sale of UTI Energy Corp. (UTI) common stock.

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------


1998 TWELVE-MONTH PERIOD COMPARED WITH 1997 TWELVE-MONTH PERIOD

PROPANE

----------------------------------------------------------------------------------------------------------------------
                                                                                          Increase
Twelve Months Ended December 31,          1998                  1997                     (Decrease)
----------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions             757.4                 804.3                (46.9)         (5.8)%
Revenues                               $   849.3           $   1,020.6            $  (171.3)        (16.8)%
Total margin                           $   464.2           $     461.7            $     2.5            .5%
Operating income                       $    78.6           $      96.8            $   (18.2)        (18.8)%
EBITDA                                 $   144.0           $     161.2            $   (17.2)        (10.7)%
----------------------------------------------------------------------------------------------------------------------


The Partnership sold fewer retail gallons of propane in the 1998 twelve-month period due to significantly warmer temperatures during the peak heating-season months (comprising January through March and November through December). Based upon degree day information provided by NOAA for 335 airports in the continental U.S., temperatures during these peak heating-season months in the 1998 twelve-month period were 13.1% warmer than normal and 9.4% warmer than the same period last year. Wholesale volumes of propane sold were lower in the 1998 twelve-month period due to reduced sales of storage inventories.

Total revenues from retail propane sales declined $122.9 million to $699.6 million in the twelve months ended December 31, 1998. The decrease reflects (1) a $74.9 million decrease as a result of lower average retail propane selling prices and (2) a $48.0 million reduction as a result of the lower volumes sold. Wholesale revenues decreased $47.7 million to $69.6 million in the 1998 twelve-month period due to (1) a $31.4 million decrease resulting from the lower volumes sold and (2) a $16.3 million decline from lower average selling prices. The lower average retail and wholesale selling prices reflect significantly lower propane product costs.

Total margin increased $2.5 million in the 1998 twelve-month period, notwithstanding the decline in retail volumes, primarily due to higher average retail unit margins. Average retail unit margins were greater during the 1998 twelve-month period principally as a result of the lower propane product costs.

Although total margin during the 1998 twelve-month period was greater than the prior-year period, EBITDA and operating income declined primarily due to (1) lower other income and (2) higher operating and administrative expenses. The Partnership's other income in the 1998 twelve-month period includes a $4.0 million loss from two interest rate protection agreements. The Partnership entered into these agreements to reduce interest rate exposure associated with an anticipated refinancing of the Operating Partnership's Acquisition Facility in late fiscal 1998.

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------

When the Partnership postponed the refinancing due to volatility in the corporate debt markets in the fourth quarter of fiscal 1998, we recorded a loss on the interest rate protection agreements because they no longer qualified for hedge accounting treatment. The Partnership's other income in the 1997 twelve-month period includes (1) $4.7 million of income from the sale of the Partnership's 50% interest in Atlantic Energy, Inc., (2) higher customer finance charges and (3) higher interest income. Operating and administrative expenses of the Partnership were $322.9 million in the 1998 twelve-month period compared with $313.7 million in the same period last year. The increase in operating expenses is primarily due to (1) incremental expenses associated with acquisitions and new business activities (including start-up locations and our PPX Prefilled Propane Xchange(R) program) and (2) higher compensation and benefit expenses.

UTILITIES

  ---------------------------------------------------------------------------------------------------------------------------
                                                                                                      Increase
  Twelve Months Ended December 31,                     1998                 1997                     (Decrease)
  ---------------------------------------------------------------------------------------------------------------------------
  (Millions of dollars)
  GAS UTILITY:

         Natural gas system throughput - bcf               72.6               78.3               (5.7)           (7.3)%
         Degree days - % warmer than normal               (21.8)              (4.2)                 -               -
         Revenues                                     $   327.9          $   390.2            $ (62.3)          (16.0)%
         Total margin                                 $   151.8          $   166.7            $ (14.9)           (8.9)%
         Operating income                             $    59.0          $    69.9            $ (10.9)          (15.6)%
         EBITDA                                       $    77.4          $    86.8            $  (9.4)          (10.8)%

  ELECTRIC UTILITY:

         Electric sales - gwh                             871.8              872.5                (.7)            (.1)%
         Revenues                                     $    71.7          $    72.3            $   (.6)            (.8)%
         Total margin                                 $    34.8          $    35.3            $   (.5)           (1.4)%
         Operating income                             $    10.7          $     9.9            $    .8             8.1%
         EBITDA                                       $    14.5          $    14.1            $    .4             2.8%
  ---------------------------------------------------------------------------------------------------------------------------


GAS UTILITY. Weather in Gas Utility's service territory was 21.8% warmer than normal during the 1998 twelve-month period compared to weather that was 4.2% warmer than normal in the prior-year period. The decrease in total system throughput primarily reflects a 20% (6.8 bcf) decline in core market volumes partially offset by higher interruptible delivery service volumes.

The decrease in Gas Utility's revenues reflects the decline in core market volumes resulting from the warmer weather as well as a reduction in revenues from off-system sales. Cost of gas sold declined $44.5 million due to the lower core market and off-system sales.

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------

The decrease in Gas Utility's total margin principally reflects a $15.1 million decline in margin from our core market customers. Operating income and EBITDA in the 1998 twelve-month period declined reflecting the $14.9 million decrease in total margin partially offset by (1) lower operating expenses and (2) a $1.1 million increase in other income. Gas Utility's operating expenses, excluding revenue-related taxes, were $2.9 million lower in the 1998 twelve-month period reflecting (1) the absence of charges for environmental matters and (2) lower distribution system maintenance expenditures due in part to the mild heating-season weather.

ELECTRIC UTILITY. Total electric sales during the 1998 twelve-month period were comparable with the prior year as the effects of warmer heating-season weather were mitigated by the warmer summer's effect on electricity used for air conditioning and an increase in number of customers. Electric Utility revenues declined $.7 million during the 1998 twelve-month period primarily due to the impact of Electric Utility's Customer Choice Act Pilot Program which began November 1, 1997. Because pilot program participants buy their electricity from other suppliers, we record the revenues for distributing the electricity but we do not record revenues (or costs) related to the electricity itself.

Electric Utility cost of sales decreased $.2 million principally reflecting the impact of the pilot program. Electric Utility's total margin decreased $.5 million in the 1998 twelve-month period reflecting the lower sales and slightly higher average power costs. The increase in operating income and EBITDA, notwithstanding the lower total margin, reflects higher other income.

ENERGY MARKETING

---------------------------------------------------------------------------------------------------------------------
                                                                                              Increase
Twelve Months Ended December 31,                 1998              1997                      (Decrease)
---------------------------------------------------------------------------------------------------------------------
(Millions of dollars)

Revenues                                      $   93.3          $  100.5           $ (7.2)            (7.2)%
Total margin                                  $    4.8          $    3.6           $  1.2             33.3%
Operating income                              $    2.1          $    1.4           $   .7             50.0%
EBITDA                                        $    2.3          $    1.5           $   .8             53.3%
---------------------------------------------------------------------------------------------------------------------

Total revenues from energy marketing in the 1998 twelve-month period decreased $7.2 million compared with revenues during the prior-year period primarily as a result of lower average selling prices. Total margin was higher in the 1998 twelve-month period compared with the 1997 twelve-month period principally due to higher average unit margins. Unit margins in the 1997 twelve-month period were negatively impacted by the warm weather's effect on the value of pipeline capacity. Operating income and EBITDA increased in the 1998 twelve-month period as the benefit of the higher total margin in 1998 was partially offset by an increase in operating expenses.

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------


CORPORATE AND OTHER

Corporate operating loss, net, was $(4.6) million in the 1998 twelve-month period compared with $(7.7) million in the same period last year. The decrease in corporate operating loss reflects higher interest income on temporary cash investments and lower corporate expenses.

Other operating loss was $(2.3) million in the 1998 twelve-month period while other operating income was $5.5 million in the prior-year period. The 1998 twelve-month period includes higher expenses associated with Enterprises' new business activities. The 1997 twelve-month period operating income includes $4.7 million in gains from the sale of UTI common stock.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,027.3 million at December 31, 1998 compared with $982.8 million at September 30, 1998. The increase in debt principally reflects a $43 million seasonal increase in net borrowings under the Operating Partnership's Bank Credit Agreement.

During the three months ended December 31, 1998, the Partnership declared and paid the minimum quarterly distribution of $.55 (the "MQD") on all limited partner units outstanding and the distribution on the general partner interests for the quarter ended September 30, 1998. The MQD for the quarter ended December 31, 1998 will be paid on February 18, 1999 to holders of record on February 10, 1999 of all Common and Subordinated units. The ability of the Partnership to continue to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

The subordination period applicable to the Subordinated Units of AmeriGas Partners will extend until the first day of any quarter beginning on or after April 1, 2000, provided that certain cash performance and distribution requirements are met. However, 4,945,537 Subordinated Units may convert into Common Units on the first day after the record date for distributions based upon any quarter ending on or after March 31, 1998, and an additional 4,945,537 may convert on the first day after the record date for distributions based upon any quarter ending on or after March 31, 1999, if certain cash performance and distribution requirements are met. The cash performance requirements for conversion have not been met to date. They are dependent upon many factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Management believes, however, that it is

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------

reasonably possible that 9,891,074 Subordinated Units will convert into Common Units during fiscal 1999.

CASH FLOWS

Our consolidated cash and short-term investments totaled $150.7 million at December 31, 1998 compared with $148.4 million at September 30, 1998. These amounts include $117.3 million and $120.5 million, respectively, of cash and short-term investments held by UGI. Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 1998 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities during the three months ended December 31, 1998 totaled $(3.1) million compared with $(14.9) million during the prior-year period. The decrease in cash used for operating activities reflects the warmer weather's impact on cash needed to fund operating working capital. Changes in operating working capital during the three months ended December 31, 1998 required $47.1 million of operating cash flow while changes in operating working capital during the three months ended December 31, 1997 required $73.2 million of operating cash flow. Cash flow from operating activities before changes in operating working capital was $44.0 million in the three months ended December 31, 1998 compared with $58.3 million in the prior-year period. The decrease principally reflects a reduction in the Partnership's and UGI Utilities' operating results.

INVESTING ACTIVITIES. Cash used by investing activities during the three months ended December 31, 1998 totaled $(6.1) million compared with $(26.0) million in the prior-year period. Cash from changes in short-term investments was $11.6 million in the 1998 three-month period compared with $(8.4) million in the prior year period. During the three months ended December 31, 1997, cash used for other investing activities included $3.7 million of loans issued to employees in conjunction with our executive stock ownership policy.

FINANCING ACTIVITIES. During the three months ended December 31, 1998 and 1997, we paid cash dividends on Common Stock of $12.0 million and $11.9 million, respectively, and the Partnership paid the full MQD on all publicly held Common Units (as well as the Common and Subordinated units we own.) During the three months ended December 31, 1998 and 1997, the Company received proceeds of $1.0 million and $4.9 million, respectively, from issuances of its Common Stock in conjunction with dividend reinvestment and employee plans.

During the three months ended December 31, 1998, we made $10.0 million of long-term debt repayments principally reflecting prepayments of the Operating Partnership's Acquisition Facility. During the three months ended December 31, 1997, we issued $33 million of long-term debt including

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------

(1) $20 million of UGI Utilities' medium-term notes and (2) $13 million under the Partnership's Acquisition Facility.

During the three months ended December 31, 1998, the Operating Partnership borrowed $52 million under its Revolving Credit Facility principally to meet seasonal working capital needs and to fund the Partnership's distribution payments. During the 1997 three-month period, the Operating Partnership borrowed $47 million under its Revolving Credit Facility and $13 million under its Acquisition Facility.

YEAR 2000 MATTERS

The Year 2000 (Y2K) issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs, computer-controlled systems and equipment with embedded software may recognize date fields using "00" as the year 1900 rather than the year 2000. If uncorrected, miscalculations and possible computer-based system failures could result which might disrupt business operations. We are designating the following information as our "Year 2000 Readiness Disclosure."

Recognizing the potential business consequences of the Y2K issue, we are using internal and external resources to conduct a detailed assessment of critical, date sensitive computer-based systems and to identify and modify systems which are not Y2K compliant. The scope of such efforts includes (1) our information technology (IT) systems such as computer hardware and software we use in the operation of our business; (2) non-IT systems that contain embedded computer technology such as micro-controllers contained in various equipment, facilities and vehicles; and (3) the readiness of third parties, including our suppliers and key vendors, and certain of our customers. We have directed our Y2K compliance efforts toward ensuring that we will be able to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition, the PUC has ordered that all Pennsylvania utilities' mission critical systems must be Y2K compliant by March 31, 1999 or, alternatively, the utility must file contingency plans with the PUC by that date. AmeriGas Partners and UGI Utilities are addressing their Y2K issues separately. UGI Utilities and AmeriGas Partners have completed the assessments of their IT and non-IT systems.

AmeriGas Partners has successfully modified or replaced all of its critical IT systems. Gas Utility and Electric Utility have successfully modified and unit tested all of their critical IT and non-IT systems which are not being replaced. These systems include our customer information and data systems; our financial systems including payroll and the propane fuel accounting supply and transportation system; and our Gas Utility and Electric Utility distribution control systems except for Electric Utility's System Control and Data Acquisition (SCADA) system which is scheduled for replacement with a Y2K compliant system in April 1999. We began integrated testing of our Gas Utility and Electric Utility IT systems in February 1999. We currently anticipate that any required modification of AmeriGas Partners' or UGI Utilities' critical non-IT systems will be

                      UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
            ---------------------------------------------------------

completed by March 31, 1999 except for the Electric Utility SCADA system which will be Y2K compliant upon its replacement and testing in April 1999.

In addition to internal Y2K remediation activities, we are in the process of assessing the readiness of our key suppliers and third-party providers. Although none of our products or services are directly date sensitive, as a diversified energy distribution company with operations throughout the United States, we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We rely on these companies for the supply and transportation of propane and natural gas and for the generation of electricity beyond that which we generate ourselves. Additionally, we depend on other companies to supply us with propane tanks and cylinders, fuel for our vehicles, as well as other products and services we need to operate our businesses. If key third parties cannot provide products or services because of their own Y2K problems, it could have a material adverse impact on our operations. The extent of such impact would depend upon the duration of disruption and our costs to find alternative sources of products and services, among other factors. We expect to complete our evaluation of key supplier and third-party provider Y2K readiness by March 31, 1999.

We are in the process of developing contingency plans to address, to the extent reasonably possible, disruptions arising from Y2K related failures of key suppliers and third-party providers. We anticipate the major elements of these contingency plans will be based upon the use of manual backup systems, alternative supply sources, higher critical inventory levels, and additional staffing. These contingency plans attempt to mitigate the impact of third-party Y2K noncompliance. However, they cannot assure that business disruptions caused by key suppliers or third-party providers will not have a material adverse impact on our operations. We anticipate the business contingency plans for AmeriGas Partners will be completed by June 30, 1999. We expect such plans for Gas Utility and Electric Utility will be completed by March 31, 1999. In addition to the business risks noted above, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

Incremental costs associated with our Y2K efforts have not had a material effect on our results of operations. Estimated future costs to modify existing IT and non-IT systems are expected to be less than $1 million. We expense Y2K costs as incurred. Costs associated with information system improvement initiatives are expensed or capitalized in accordance with our accounting policy for software development costs.

                      UGI CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for natural gas and propane and changes in long-term interest rates.

Price risk associated with fluctuations in the prices our nonregulated businesses pay for natural gas and propane is principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs and the Partnership generally seeks to pass on increases in such costs to customers. There is no assurance, however, that the Partnership will be able to do so. In order to manage propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. In order to manage market price risk relating to substantially all of UGI Energy Services' firm commitments to sell natural gas, we purchase exchange-traded natural gas futures contracts. Although we use derivative financial and commodity instruments to reduce market price risk associated with firm commitments or forecasted transactions, we do not use derivative financial and commodity instruments for trading purposes.

We use long-term debt as a primary source of capital. These debt instruments are typically issued at fixed rates of interest. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Consequently, there is limited commodity price risk associated with Gas Utility due to the current rate-making.

Because the sources and costs of our electric power vary from period to period and because we no longer defer the difference between actual power costs and amounts included in our rates, Electric Utility's quarterly results may be more volatile in the future. In addition, future financial results will likely depend upon a number of factors including the number of our customers who choose alternative electricity suppliers and our success in producing or purchasing electricity at competitive market prices. If our costs to produce or purchase power exceed the amounts we are able to charge our customers (including an allocable portion of our CTC revenues), Electric Utility's results would be aversely affected.

At December 31, 1998, the impact on the fair value of the Company's market risk sensitive instruments resulting from (1) a 5 cent a gallon decline in the market price of propane, (2) a 25

                      UGI CORPORATION AND SUBSIDIARIES

cent per dekatherm decline in the market price of natural gas, and (3) a 50 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Company's 1998 Annual Report on Form 10-K. We expect that any losses from market risk sensitive instruments used to manage commodity or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    List of Exhibits:

                     27      Financial Data Schedule

              (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UGI Corporation
                                 --------------------
                                    (Registrant)






Date:  February 11, 1999        By:  A. J. Mendicino
------------------------        ---------------------------------------------
                                A. J. Mendicino, Vice President - Finance and
                                Chief Financial Officer








Date:  February 11, 1999        By:  M. J. Cuzzolina
------------------------        ------------------------------------------------
                                M. J. Cuzzolina, Vice President - Accounting and
                                Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

         27                Financial Data Schedule