Form 10-K/A
period 1998-09-30
UGI CORP /PA/
filed 1999-03-29
CIK 884614

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

                       -----------------------------------

   The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 to include the financial statements required by Form 11-K with respect to the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth herein:

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

                                                                                     Reference
                                                                          ------------------------------------
                                                                                                   Annual
                                                                                                  Report to
                                                                           Form 10-K            Shareholders
                                                                             (page)                (page)
                                                                          -------------         --------------
Reports of Independent Public Accountants:

   On Consolidated Financial Statements                                                                43

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

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                     Reference
                                                                          ------------------------------------
                                                                                                   Annual
                                                                                                  Report to
                                                                           Form 10-K            Shareholders
                                                                             (page)                (page)
                                                                          -------------         --------------
        Notes to Consolidated Financial
           Statements                                                                               28 to 42

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 1998 and 1997                                                                    42

Financial Statements for the UGI Utilities, Inc.
    Savings Plan                                                            F-7 to F-26

Financial Statements for the AmeriGas Propane, Inc.
    Savings Plan                                                            F-27 to F-47

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




ARTHUR ANDERSEN LLP


Chicago, Illinois
November 22, 1996

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                              FINANCIAL STATEMENTS

                 for the years ended September 30, 1998 and 1997

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN



                          INDEX TO FINANCIAL STATEMENTS





FINANCIAL STATEMENTS:                                                 Page(s)
                                                                      -------
    Report of Independent Public Accountants                            F-9

    Financial Statements:

          Statements of Net Assets Available for Benefits at
               September 30, 1998 and 1997                         F-10 to F-11


          Statements of Changes in Net Assets Available for
               Benefits for the years ended September 30, 1998
               and 1997                                            F-12 to F-13

          Notes to Financial Statements                            F-14 to F-24


    Item 27a - Schedule of Assets Held for Investment Purposes -
               September 30, 1998                                      F-25

    Item 27d - Schedule of Reportable Transactions for the year
               ended September 30, 1998                                F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Retirement Committee of
UGI Utilities, Inc.:

We have audited the accompanying statements of net assets available for benefits of the UGI Utilities, Inc. Savings Plan (the "Plan") as of September 30, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1998 and 1997 and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Chicago, Illinois
March 19, 1999

                        UGI UTILITIES, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1998

                                                                                 Participant Directed
                                                   -----------------------------------------------------------------------------


                                                                  Fidelity                 Fidelity      Fidelity        UGI
                                                      Fixed        Equity      Fidelity      Cash      Intermediate    Common
                                                      Income       Income      Magellan    Reserves        Bond         Stock
                                         TOTAL         Fund         Fund         Fund        Fund          Fund         Fund
                                      -----------  -----------  -----------  -----------  -----------  ------------  -----------
Trust investments (Note  3)           $40,084,418  $ 1,985,693  $ 9,856,218  $12,361,716  $ 3,053,522     $ 849,079  $ 2,434,427
Loans to participants                   1,333,525
Employers' contributions receivable     1,064,821                   230,527      288,833       24,854        25,610       70,048
                                      -----------  -----------  -----------  -----------  -----------  ------------  -----------

   Net assets available for benefits  $42,482,764  $ 1,985,693  $10,086,745  $12,650,549  $ 3,078,376     $ 874,689  $ 2,504,475
                                      ===========  ===========  ===========  ===========  ===========  ============  ===========

                                                                      Participant Directed
                                      --------------------------------------------------------------------------------------

                                        Fidelity
                                         Managed     Fidelity                Fidelity
                                         Income     U.S. Equity               Growth    Fidelity    Other
                                      Portfolio II     Index     Fidelity    Company    Overseas  Investment     Participant
                                          Fund         Fund        Fund        Fund       Fund      Funds           Loans
                                      ------------  -----------  ----------  ---------  --------- ----------     -----------
Trust investments (Note  3)            $ 5,278,268   $1,607,693  $1,346,425  $ 895,539  $ 415,838
Loans to participants                                                                                             $1,333,525
Employers' contributions receivable        209,995       68,372      59,975     45,613     24,922   $ 16,072(1)
                                      ------------  -----------  ----------  ---------  --------- ----------     -----------

   Net assets available for benefits   $ 5,488,263   $1,676,065  $1,406,400  $ 941,152  $ 440,760   $ 16,072      $1,333,525
                                      ============  ===========  ==========  =========  ========= ==========     ===========


(1) Amount represents employers' contribution receivable which was allocated to new investment funds established effective October 1, 1998. See Note 1.





The accompanying notes are an integral part of these financial statements.

                        UGI UTILITIES, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1997

                                                                                Participant Directed
                                                    -----------------------------------------------------------------------------

                                                                  Fidelity                  Fidelity      Fidelity       UGI
                                                       Fixed       Equity      Fidelity       Cash      Intermediate    Common
                                                      Income       Income      Magellan     Reserves        Bond        Stock
                                          TOTAL        Fund         Fund         Fund         Fund          Fund         Fund
                                       -----------  -----------  -----------  -----------  -----------  ------------  -----------
Trust investments (Note  3)            $36,744,193  $ 4,407,963  $ 9,691,206  $10,856,466  $ 3,020,671     $ 558,240  $ 2,766,116
Loans to participants                    1,149,746
Employers' contributions receivable        988,310                   235,085      270,011       36,672        18,097       70,233
                                       -----------  -----------  -----------  -----------  -----------  ------------  -----------

   Net assets available for benefits   $38,882,249  $ 4,407,963  $ 9,926,291  $11,126,477  $ 3,057,343     $ 576,337  $ 2,836,349
                                       ===========  ===========  ===========  ===========  ===========  ============  ===========

                                                                  Participant Directed
                                       -----------------------------------------------------------------------------
                                          Fidelity
                                          Managed       Fidelity                 Fidelity
                                           Income      U.S. Equity                Growth     Fidelity
                                        Portfolio II      Index      Fidelity    Company     Overseas    Participant
                                            Fund          Fund         Fund        Fund        Fund         Loans
                                       -------------  ------------  ----------  ----------  ----------  ------------
Trust investments (Note  3)              $ 3,238,410     $ 760,750    $640,847   $ 585,598   $ 217,926
Loans to participants                                                                                     $1,149,746
Employers' contributions receivable          224,489        40,928      38,291      40,001      14,503
                                       -------------  ------------  ----------  ----------  ----------  ------------

   Net assets available for benefits     $ 3,462,899     $ 801,678    $679,138   $ 625,599   $ 232,429    $1,149,746
                                       =============  ============  ==========  ==========  ==========  ============

The accompanying notes are an integral part of these financial statements.

                        UGI UTILITIES, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1998


                                                                                  Participant Directed
                                                    --------------------------------------------------------------------------------

                                                                    Fidelity                   Fidelity      Fidelity        UGI
                                                       Fixed         Equity       Fidelity       Cash      Intermediate    Common
                                                       Income        Income       Magellan     Reserves        Bond         Stock
                                          TOTAL         Fund          Fund          Fund         Fund          Fund         Fund
                                      ------------  ------------  ------------  ------------  -----------  ------------  -----------
Participants' contributions           $ 4,045,619                 $   916,323   $ 1,125,648   $  160,577      $104,964   $  291,562
Employers' contributions                1,064,821                     230,527       288,833       24,854        25,610       70,048
Investment income:
     Interest                             118,381       118,381
     Dividends                          2,325,606                     608,049       835,775      156,697        45,035      141,842
     Net appreciation (depreciation)
         in value of investments       (1,531,066)                   (621,701)     (374,256)                    20,503     (408,247)
Other                                     106,039        (2,598)       20,731        33,707        6,078         1,571        7,881
Transfers of participants'
   balances, net                         (173,836)   (2,436,555)     (462,071)      266,772      (52,022)      111,204     (297,832)
                                      ------------  ------------  ------------  ------------  -----------  ------------  -----------

                                        5,955,564    (2,320,772)      691,858     2,176,479      296,184       308,887     (194,746)

Less - Distributions to participants    2,355,049       101,498       531,404       652,407      275,151        10,535      137,128
                                      ------------  ------------  ------------  ------------  -----------  ------------  -----------

Net additions (deductions)              3,600,515    (2,422,270)      160,454     1,524,072       21,033       298,352     (331,874)

Net assets available for benefits-
     beginning of year                 38,882,249     4,407,963     9,926,291    11,126,477    3,057,343       576,337    2,836,349
                                      ------------  ------------  ------------  ------------  -----------  ------------  -----------

Net assets available for benefits-
     end of year                      $42,482,764   $ 1,985,693   $10,086,745   $12,650,549   $3,078,376      $874,689   $2,504,475
                                      ============  ============  ============  ============  ===========  ============  ===========

                                                                      Participant Directed
                                      ---------------------------------------------------------------------------------------
                                        Fidelity
                                         Managed     Fidelity                 Fidelity
                                         Income     U.S. Equity                Growth    Fidelity     Other
                                      Portfolio II     Index      Fidelity    Company    Overseas   Investment    Participant
                                          Fund         Fund         Fund        Fund       Fund       Funds          Loans
                                      ------------  -----------  -----------  ---------  ---------  ----------    -----------
Participants' contributions           $   698,201   $  279,276   $  193,872   $185,717   $ 89,479
Employers' contributions                  209,995       68,372       59,975     45,613     24,922    $ 16,072(1)
Investment income:
     Interest
     Dividends                            303,894       35,117      113,477     72,019     13,701
     Net appreciation (depreciation)
         in value of investments                        44,760      (58,226)   (68,683)   (65,216)
Other                                      27,986        3,323        2,628      3,143      1,589
Transfers of participants'
   balances, net                        1,294,290      500,690      458,735     81,711    144,847                 $  216,395
                                      ------------  -----------  -----------  ---------  ---------  ----------    -----------

                                        2,534,366      931,538      770,461    319,520    209,322      16,072        216,395

Less - Distributions to participants      509,002       57,151       43,199      3,967        991                     32,616
                                      ------------  -----------  -----------  ---------  ---------  ----------    -----------

Net additions (deductions)              2,025,364      874,387      727,262    315,553    208,331      16,072        183,779

Net assets available for benefits-
     beginning of year                  3,462,899      801,678      679,138    625,599    232,429                  1,149,746
                                      ------------  -----------  -----------  ---------  ---------  ----------    -----------

Net assets available for benefits-
     end of year                      $ 5,488,263   $1,676,065   $1,406,400   $941,152   $440,760    $ 16,072     $1,333,525
                                      ============  ===========  ===========  =========  =========  ==========    ===========


(1) Amount represents employers' contribution receivable which was allocated to new investment funds established effective October 1, 1998. See Note 1.

The accompanying notes are an integral part of these financial statements.

                        UGI UTILITIES, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1997


                                                                                    Participant Directed
                                                     -------------------------------------------------------------------------------

                                                                    Fidelity                   Fidelity     Fidelity        UGI
                                                        Fixed        Equity      Fidelity        Cash     Intermediate     Common
                                                        Income       Income      Magellan      Reserves       Bond         Stock
                                          TOTAL          Fund         Fund         Fund          Fund         Fund          Fund
                                       ------------  ------------  ----------  ------------  ------------ ------------  ------------
Participants' contributions            $ 2,856,432   $       296   $  631,171  $   797,428   $   124,475    $  61,994   $   224,609
Employers' contributions                   988,310                    235,085      270,011        36,672       18,097        70,233
Investment income:
     Interest                              290,535       290,535
     Dividends                           1,333,527                    468,812      300,106       168,173       33,003       135,772
     Net appreciation in
         value of investments            5,397,064                  2,029,913    2,618,194                      7,711       416,924
Other                                       85,644         2,707       16,335       25,829         2,725          716         5,117
Transfers of participants'
   balances, net                          (293,614)   (2,705,141)     250,179   (1,791,901)     (307,293)     (65,478)     (128,585)
                                       ------------  ------------  ----------  ------------  ------------ ------------  ------------

                                        10,657,898    (2,411,603)   3,631,495    2,219,667        24,752       56,043       724,070

Less - Distributions to participants     1,967,127       600,688      296,895      252,959       264,765       22,402       126,761
                                       ------------  ------------  ----------  ------------  ------------ ------------  ------------

Net additions (deductions)               8,690,771    (3,012,291)   3,334,600    1,966,708      (240,013)      33,641       597,309

Net assets available for benefits-
     beginning of year                  30,191,478     7,420,254    6,591,691    9,159,769     3,297,356      542,696     2,239,040
                                       ------------  ------------  ----------  ------------  ------------ ------------  ------------

Net assets available for benefits-
     end of year                       $38,882,249   $ 4,407,963   $9,926,291  $11,126,477   $ 3,057,343    $ 576,337   $ 2,836,349
                                       ============  ============  ==========  ============  ============ ============  ============

                                                               Participant Directed
                                       ----------------------------------------------------------------------
                                       Fidelity
                                         Managed      Fidelity               Fidelity
                                          Income     U.S. Equity              Growth    Fidelity
                                       Portfolio II     Index     Fidelity   Company    Overseas  Participant
                                           Fund         Fund        Fund       Fund       Fund       Loans
                                       ------------  -----------  --------  ---------  ---------  -----------
Participants' contributions            $   756,986    $  67,827   $ 72,180  $  89,650  $  29,816
Employers' contributions                   224,489       40,928     38,291     40,001     14,503
Investment income:
     Interest
     Dividends                             175,949       10,658     25,090     10,374      5,590
     Net appreciation in
         value of investments                           120,615     90,550     85,884     27,273
Other                                       27,966        1,296      1,000      1,493        460
Transfers of participants'
   balances, net                         2,597,944      584,131    442,501    385,296    149,723  $  295,010
                                       ------------  -----------  --------  ---------  ---------  -----------

                                         3,783,334      825,455    669,612    612,698    227,365     295,010

Less - Distributions to participants       346,939       34,106      3,893      2,178        592      14,949
                                       ------------  -----------  --------  ---------  ---------  -----------

Net additions (deductions)               3,436,395      791,349    665,719    610,520    226,773     280,061

Net assets available for benefits-
     beginning of year                      26,504       10,329     13,419     15,079      5,656     869,685
                                       ------------  -----------  --------  ---------  ---------  -----------

Net assets available for benefits-
     end of year                       $ 3,462,899    $ 801,678   $679,138  $ 625,599  $ 232,429  $1,149,746
                                       ============  ===========  ========  =========  =========  ===========


The accompanying notes are an integral part of these financial statements.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS



1.       DESCRIPTION OF THE PLAN

The following brief description of the UGI Utilities, Inc. Savings Plan (Plan) provides general information on the provisions of the Plan in effect on September 30, 1998 and during the periods covered by the financial statements. More complete information is included in the Plan document.

GENERAL. The Plan is a defined contribution plan covering employees of UGI Utilities, Inc. (UGI Utilities), its holding company parent UGI Corporation
(UGI), and certain affiliated companies (collectively, the Employers). Effective October 1, 1997, employees of the Employers are eligible upon hire to participate in the Plan. Prior to October 1, 1997, the Plan covered employees of the Employers having a minimum of one year of eligible service, as defined in the Plan document. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is administered by the UGI Utilities Retirement Committee (Plan Administrator) whose members are appointed by the Board of Directors of UGI Utilities.

CONTRIBUTIONS. Effective October 1, 1997, a participant may elect to contribute to the Plan on a before-tax basis through payroll reduction an amount equal to from 1% to 15%, in whole percentages, of eligible compensation. Prior to October 1, 1997, a participant could elect to contribute to the Plan on a before-tax basis through payroll reduction an amount equal to from 1% to 6%, in whole percentages, of eligible compensation. In addition, a participant may elect to contribute to the Plan on an after-tax basis through payroll deduction an amount equal to from 1% to 6%, in whole percentages, of eligible compensation provided that the combination of before-tax and after-tax contributions does not exceed 15% of eligible compensation during the 1998 Plan year, or 10% of eligible compensation during the 1997 Plan year. Calendar year before-tax and after-tax contribution amounts are subject to limits prescribed by the Internal Revenue Code (IRC). A participant may increase the rate of his or her before-tax or after-tax contributions at any time. A participant may reduce or suspend his or her before-tax or after-tax contributions at any time by filing a written request with the Plan Administrator. A participant will at all times be fully (100%) vested in the portion of his or her account attributable to participant contributions.

Effective October 1, 1997, the Plan also accepts on behalf of any employee, whether or not he or she has met the requirements for participation in the Plan,
(i) the entire amount of cash received as a distribution from another qualified trust forming part of a plan described in section 401(a) of the IRC or from a "rollover" individual retirement plan described in section 408 of the IRC, or
(ii) a direct transfer from another plan qualified under Section 401(a) of the IRC.

For each Plan year, each of the Employers may, at their discretion, make a contribution to the Plan equal to a percentage of participant before-tax and after-tax contributions, up to a total of 6% of compensation for each eligible participant. In order to be entitled to the Employers'

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

contribution, a participant must (i) have completed a year of service, and (ii) either (A) be actively employed by any of the Employers, or on a qualifying leave of absence, on the last day of the Plan year or (B) have retired, become disabled (as defined in the Plan), or died while an employee during the Plan year. Employers' contributions for the 1998 and 1997 Plan years, which were made in October 1998 and October 1997, respectively, were invested in accordance with participant investment elections in effect on the dates of the contributions.

A participant is fully vested in the portion of his or her account attributable to Employers' contributions upon the earlier of (i) the completion of five years of service or (ii) the attainment of normal retirement age, total disability (as defined by the Plan document) or death while in the employ of the Employers or an affiliated company. For Plan purposes, a participant will attain normal retirement age on the later of his or her 65th birthday or the fifth anniversary of his or her date of hire.

A participant who terminates employment before he or she is fully vested will forfeit nonvested amounts attributable to the Employers' contributions. These forfeited amounts remain in the Plan and are available to reduce future Employer contributions. For the 1998 and 1997 Plan years, forfeitures of $25,146 and $5,000, respectively, were used to reduce the Employers' contributions. During the 1998 and 1997 Plan years, $22,283 and $6,728, respectively, were forfeited from participants' accounts. As of September 30, 1998 and 1997, there were $744 and $943, respectively, of forfeitures remaining in the Plan.

INVESTMENT FUNDS. A participant may elect to have his or her funds invested in one or more of the following funds:

         -          Fixed Income Fund

                    This fund consists of three-year guaranteed investment contracts with insurance companies. The 1996 Plan year contract was placed with New York Life Insurance Company. The 1995 Plan year contract was placed with John Hancock Mutual Life Insurance Company. The investment objective of the fund is to provide a fixed rate of investment return guaranteed by the insurance companies for a specified period of time. The 1996 and 1995 Plan year contracts matured on September 30, 1998 and 1997, respectively. Effective October 1, 1996, contributions to the Fixed Income Fund were discontinued. Participant account balances in the Fixed Income Fund are liquidated and reinvested in accordance with participant elections (or, if an election is not made, the default fund described below) as the guaranteed investment contracts mature.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)



         -          Fidelity Equity Income Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally income-producing equity securities and whose investment objective is to achieve reasonable income and capital appreciation.

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

         -          UGI Common Stock Fund

                    This fund invests principally in shares of UGI Corporation Common Stock. Participants in the fund do not individually own specific shares of UGI Corporation Common Stock but rather own units in the fund that invests in such shares. The value of a unit in the UGI Common Stock Fund was initially set at $10.00 and is recalculated daily by dividing the fair value of the fund's assets (comprising shares of UGI Corporation Common Stock and temporary cash investments) by the total number of units outstanding. The UGI Common Stock Fund holds a small cash position in order to allow participants to perform certain transactions on a daily basis without having to wait for the purchase or sale of UGI Common Stock to settle. During the 1998 Plan year and the period November 8, 1996 (the date the fund was initially unitized) to September 30,

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


                    1997, the range of high and low unit values were $12.76 and $9.12, and $11.68 and $9.05, respectively.

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

         -          Fidelity Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity and fixed income securities of domestic and foreign issuers and whose investment objective is to achieve long-term capital appreciation and current income.

         -          Fidelity Growth Company Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of companies with above average potential for growth and whose investment objective is to achieve capital appreciation over an extended period of time.

         -          Fidelity Overseas Fund

                    This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of foreign issuers and whose investment objective is to achieve capital appreciation over an extended period of time.

Effective October 1, 1998, twenty additional fund options were established by the Plan. Because the Employers' contributions for the 1998 Plan year were made subsequent to September 30,

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


1998, a portion of such contributions were allocated to these funds in accordance with then-existing participant investment elections as follows:

Fidelity Puritan Fund                               $   208
Fidelity Growth and Income Portfolio                     98
Fidelity Value Fund                                      --
Fidelity OTC Portfolio                                  218
Fidelity Real Estate Investment Portfolio                83
Fidelity Balanced Fund                                  213
Fidelity International Growth and Income Fund           255
Fidelity Blue Chip Growth Fund                        4,193
Fidelity Low-Priced Stock Fund                           --
Fidelity Worldwide Fund                                  --
Fidelity Equity Income II Fund                          115
Fidelity Small Cap Selector Fund                        685
Fidelity U.S. Bond Index Fund                         1,305
Fidelity Freedom Income Fund                          2,461
Fidelity Freedom 2000 Fund                            3,306
Fidelity Freedom 2010 Fund                               82
Fidelity Freedom 2020 Fund                            2,677
Fidelity Freedom 2030 Fund                              173
Fidelity Capital Appreciation Fund                       --
Fidelity Capital and Income Fund                         --
                                                    -------
                                                    $16,072
                                                    =======


Effective November 15, 1996, participants may transfer amounts between funds (excluding transfers from the Fixed Income Fund prior to the expiration of the investment contracts) at any time with no limit. Prior to November 15, 1996, participants could transfer amounts between funds (excluding the Fixed Income Fund prior to the expiration of the investment contracts) at any time during a calendar quarter, limited to once each quarter. Participants may change their investment elections for future contributions at any time. In the absence of a participant's Fixed Income Fund reinvestment election, during the 1998 and 1997 Plan years all amounts were reinvested in the Fidelity Managed Income Portfolio II Fund.

Fidelity Management Trust Company is the Plan's trustee for all investment assets except for investment assets of the Fixed Income Fund for which Mellon Bank, N.A. is the Plan's trustee.

DISTRIBUTIONS. The Plan benefit of a participant who terminates employment as a result of retirement, death or total disability, as defined by the Plan document, shall be equal to the proceeds of liquidation of 100% of the balance of his or her account. Participants may elect to receive their interest in the UGI Common Stock Fund in the form of shares of UGI Corporation

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


Common Stock. The Plan benefit of a participant who terminates employment for reasons other than retirement, death or total disability shall be equal to the proceeds of liquidation of the vested portion of his or her account. Where the amount to be distributed exceeds $3,500, no distribution shall be made to any Plan participant prior to his or her normal retirement age (as defined above) unless the participant elects to receive such distribution. Where the amount to be distributed does not exceed $3,500, a Plan participant's benefit will be distributed as soon as practicable after the participant's termination of employment.

A participant who continues to work past age 70-1/2 may elect to defer distribution until he terminates employment. In all other cases, distributions must be made or commence by April 1 of the calendar year following the year in which the participant attains age 70-1/2.

DEATH. If a participant dies prior to receiving a distribution of his or her account, the participant's designated beneficiary shall be entitled to receive a lump-sum distribution of the proceeds of liquidation of 100% of the balance credited to the participant's account. Generally, the account will be distributed to the beneficiary as soon as practicable following the date of death. The beneficiary of a participant who is married at the time of the participant's death will be the participant's spouse, unless the participant designated another beneficiary and the spouse consented to such designation in accordance with procedures specified by the Plan document.

WITHDRAWALS. Generally, a participant may withdraw up to 50% of the balance of his or her account attributable to after-tax contributions (including after-tax contributions that were matched by the Employer) at any time. However, the withdrawal must be in an amount of at least $250. If any portion of the amount withdrawn is attributable to Employer contributions, the participant's participation in the Plan will be suspended for the three-month period following the withdrawal. No more than one withdrawal in any calendar year is permitted from each of the matched and unmatched portions of a participant's after-tax contribution account.

A participant may withdraw before-tax contributions (and earnings attributable thereto credited as of December 31, 1988) and effective October 1, 1997, rollover contributions, only on account of financial hardship resulting from (a) medical expenses; (b) educational expenses; (c) foreclosure on a primary residence; or (d) purchase of a primary residence. A hardship withdrawal will be permitted if the Plan Administrator determines that (i) the withdrawal is on account of an immediate and heavy financial need of the participant and (ii) the withdrawal is necessary to satisfy such financial need.

While a participant is still employed by any of the Employers, withdrawals of amounts attributable to Employer's contributions and post-1988 earnings on participant before-tax contributions, are not permitted.

LOAN PROVISION. The Plan includes an employee loan provision. Generally, at the time a loan is to be made, the amount of all loans to be outstanding may not exceed the lesser of (a) 50% of a

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

participant's before-tax and rollover account balances, or (b) $50,000 less the highest balance of any loan during the prior twelve-month period. Each loan bears interest at a rate determined in accordance with generally prevailing market conditions for similar types of loans. The minimum loan amount is $500. The amount of the loan withdrawn from a participant's account is allocated in proportion to the value of the participant's salary deferral and rollover account balances in each investment fund. Repayments, including interest, are made in equal installments through payroll deductions and are allocated to participant accounts in accordance with current investment elections. No loan may have a final maturity in excess of five years except that, if the loan is used to purchase a principal residence for the participant, the loan may have a final maturity of up to ten years. No participant shall be permitted to have more than two loans outstanding at any one time.

ADMINISTRATIVE EXPENSES. All administrative expenses of the Plan are chargeable to the Plan unless paid for by the Employers. The Employers currently pay such expenses. Mutual fund expenses are paid to fund managers from mutual fund assets.

PLAN TERMINATION. Although it has not expressed any intent to do so, UGI Utilities has the right to terminate the Plan in whole or in part at any time for any reason. In the event of a complete or partial termination of the Plan, the affected participants will become fully vested in their account balances.

PLAN AMENDMENT. UGI Utilities may amend the Plan at any time for any reason by written action of its Board of Directors. Amendments required to comply with applicable legal requirements, however, may be made by an officer of the Company without Board approval.

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

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and changes therein. Actual results could differ from these estimates.

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.    TRUST INVESTMENTS

The components of trust investments by fund at September 30, 1998 and 1997 are as follows:

                                                                                           September 30,
                                                                                        1998            1997
                                                                                     -----------     -----------
Fixed Income Fund
      Group annuity contracts with insurance companies:
            1996 Plan Year - 6.12%                                                   $ 1,985,693     $ 2,009,833
            1995 Plan Year - 6.86%                                                             -       2,398,130
                                                                                     -----------     -----------
                                                                                       1,985,693       4,407,963
                                                                                     -----------     -----------


Fidelity Equity Income Fund (shares -- 1998 - 198,714; 1997 - 182,715)                 9,856,218       9,691,206
                                                                                     -----------     -----------


Fidelity Magellan Fund (shares -- 1998 - 126,761; 1997 - 108,728)                     12,361,716      10,856,466
                                                                                     -----------     -----------


Fidelity Cash Reserves Fund (shares -- 1998 - 3,053,522; 1997 - 3,020,671)             3,053,522       3,020,671
                                                                                     -----------     -----------


Fidelity Intermediate Bond Fund (shares -- 1998 - 81,642; 1997 - 55,162)                 849,079         558,240
                                                                                     -----------     -----------

UGI Common Stock Fund
      UGI Corporation Unitized Stock Fund (units -- 1998 - 241,341;
           1997 - 230,823)                                                             2,398,928       2,730,641
      Dividends receivable                                                                35,499          35,475
                                                                                     -----------     -----------
                                                                                       2,434,427       2,766,116
                                                                                     -----------     -----------

Fidelity Managed Income Portfolio II Fund (shares -- 1998 - 5,278,268;
     1997 - 3,238,410)                                                                 5,278,268       3,238,410
                                                                                     -----------     -----------


Fidelity U.S. Equity Index Fund (shares -- 1998 - 44,253; 1997 - 22,173)               1,607,693         760,750
                                                                                     -----------     -----------


Fidelity Fund (shares -- 1998 - 44,881; 1997 - 21,227)                                 1,346,425         640,847
                                                                                     -----------     -----------


Fidelity Growth Company Fund (shares -- 1998 - 19,883; 1997 - 11,757)                    895,539         585,598
                                                                                     -----------     -----------


Fidelity Overseas Fund (shares -- 1998 - 13,354; 1997 - 5,940)                           415,838         217,926
                                                                                     -----------     -----------

Total trust investments - fair value, except for group annuity contracts
      which are carried at cost plus accrued interest                                $40,084,418     $36,744,193
                                                                                     ===========     ===========

Total trust investments - cost                                                       $35,755,412     $29,926,254
                                                                                     ===========     ===========

                               UGI UTILITIES, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The numbers of Plan participants with account balances by investment option at September 30, 1998 and 1997 were:

                                                                           1998                   1997
                                                                           ----                   ----
        Fixed Income Fund:
           1996 Plan Year contract                                          546                    569
           1995 Plan Year contract                                            -                    570
        Fidelity Equity Income Fund                                         677                    640
        Fidelity Magellan Fund                                              779                    701
        Fidelity Cash Reserves Fund                                         464                    498
        Fidelity Intermediate Bond Fund                                     141                    109
        UGI Common Stock Fund                                               506                    463
        Fidelity Managed Income Portfolio II Fund                           575                    591
        Fidelity U.S. Equity Index Fund                                     233                    134
        Fidelity Fund                                                       212                    122
        Fidelity Growth Company Fund                                        181                    129
        Fidelity Overseas Fund                                              135                     86
        Participant loans                                                   245                    228

The total number of Plan participants with account balances at September 30, 1998 and 1997 of 1,253 and 1,153, respectively, was less than the sum of the numbers of participants shown in the schedule above because many participants invest in more than one fund.

During the 1998 and 1997 Plan years, the Plan purchased, at market prices, 14,043 and 16,987 shares of UGI Corporation Common Stock directly from UGI for $371,480 and $397,544, respectively.

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

                             UGI UTILITIES, INC.
                                 SAVINGS PLAN

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.       CHANGE IN PLAN YEAR

The Pension Committee of UGI Utilities' Board of Directors approved a change to the Plan's fiscal year from one ending on September 30 to one ending on December
31. The change in the Plan's fiscal year will result in a short Plan year for the period October 1, 1998 to December 31, 1998.

6.       SUBSEQUENT EVENT

On February 28, 1999, the board of directors of UGI and Unisource Worldwide, Inc. (Unisource) approved an Agreement and Plan of Merger (Merger Agreement) for a stock-for-stock transaction. Under the terms of the Merger Agreement, UGI will exchange 0.566 shares of UGI common stock for each share of Unisource common stock outstanding at the effective time of the merger. The merger is conditioned upon, among other things, the approvals of UGI and Unisource shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. UGI and Unisource anticipate the transaction will be completed by the end of June 1999.

Also on February 28, 1999, the Board of Directors of UGI determined that, in connection with the merger, UGI will sell its natural gas and electric utility operations and its energy marketing businesses. UGI has commenced seeking buyers for these businesses and expects to complete the sale of these businesses substantially for cash during fiscal 2000. The sale of UGI's gas and electric utility operations will be subject to approval by the Pennsylvania Public Utility Commission.

                        UGI UTILITIES, INC. SAVINGS PLAN
           Item 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                                                    September 30, 1998
                                                         ------------------------------------------------------------------
                                                           Number of
                                                           Shares or                             Fair Value/
                                                           Principal                              Contract
NAME OF ISSUER AND TITLE OF ISSUE                            Amount               Cost              Value           % (3)
---------------------------------                        ---------------      -----------        -----------        ------
FIXED INCOME FUND
Contract with insurance company: (1)
      1996 Plan Year -- New York Life - 6.12% (2)        $1,985,693           $ 1,985,693        $ 1,985,693        100.00%
                                                                              -----------        -----------        ------

FIDELITY EQUITY INCOME FUND (2) (4)                         198,714 shrs        7,822,322          9,856,218        100.00%
                                                                              -----------        -----------        ------

FIDELITY MAGELLAN FUND (2) (4)                              126,761 shrs       10,246,999         12,361,716        100.00%
                                                                              -----------        -----------        ------

FIDELITY CASH RESERVES FUND (2) (4)                       3,053,522 shrs        3,053,522          3,053,522        100.00%
                                                                              -----------        -----------        ------

FIDELITY INTERMEDIATE BOND FUND (4)                          81,642 shrs          836,653            849,079        100.00%
                                                                              -----------        -----------        ------

UGI COMMON STOCK FUND (2) (4)
UGI Corporation Unitized Stock Fund                         241,341 units       2,319,914          2,398,928         98.54%
Dividends receivable                                     $   35,499                35,499             35,499          1.46%
                                                                              -----------        -----------        ------

                                                                                2,355,413          2,434,427        100.00%
                                                                              -----------        -----------        ------

FIDELITY MANAGED INCOME
  PORTFOLIO II FUND (2) (4)                               5,278,268 shrs        5,278,268          5,278,268        100.00%
                                                                              -----------        -----------        ------

FIDELITY U.S. EQUITY INDEX FUND (4)                          44,253 shrs        1,477,426          1,607,693        100.00%
                                                                              -----------        -----------        ------

FIDELITY FUND (4)                                            44,881 shrs        1,346,083          1,346,425        100.00%
                                                                              -----------        -----------        ------

FIDELITY GROWTH COMPANY FUND (4)                             19,883 shrs          893,832            895,539        100.00%
                                                                              -----------        -----------        ------

FIDELITY OVERSEAS FUND (4)                                   13,354 shrs          459,201            415,838        100.00%
                                                                              -----------        -----------        ------

PARTICIPANT  LOANS
Loan principal outstanding (7.00% - 10.00%) (4)(5)                                   --            1,333,525        100.00%
                                                                              -----------        -----------        ------

Total - all funds                                                             $35,755,412        $41,417,943
                                                                              ===========        ===========


(1) The 1996 Plan Year group annuity contract is carried at cost plus accrued interest. The insurance company guarantees the repayment of principal and the crediting of interest under this contract. The timing of the remittance of participant and employer contributions, if any, and other participant-directed transactions may cause the actual yield to vary from this rate. The 1996 Plan year contract is for a three-year term.

(2) Investment represents 5% or more of the net assets available for benefits.

(3) Percentages represent percentage of fair value / contract value of each fund.

(4)      Party in interest.

(5)      Range of interest rates for loans outstanding as of September 30, 1998.

                        UGI UTILITIES, INC. SAVINGS PLAN
               Item 27d - SCHEDULE OF REPORTABLE TRANSACTIONS (1)
                          YEAR ENDED SEPTEMBER 30, 1998

                                                                           Percent of                                   Net
                                                  Total         Total      Beginning      Number of    Number of      Realized
     TRANSACTION BY FUND OR CARRIER             Purchases       Sales      Net Assets     Purchases      Sales          Gains
     ------------------------------            -----------    ----------   ----------    ----------    ---------      --------
FIXED INCOME FUND
Group Annuity Contract -- 1995
     John Hancock Mutual Life - 6.86% (2)       $     --      $2,397,407      6.2%           --              1             --


FIDELITY EQUITY INCOME FUND                     $2,647,875    $1,861,162     11.6%            147           77        $437,722


FIDELITY MAGELLAN FUND                          $3,621,076    $1,741,569     13.8%            157           68        $325,258


FIDELITY MANAGED INCOME
   PORTFOLIO II FUND                            $3,613,056    $1,573,197     13.3%            127          109             --





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

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                              FINANCIAL STATEMENTS

                 for the years ended September 30, 1998 and 1997

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN



                          INDEX TO FINANCIAL STATEMENTS





FINANCIAL STATEMENTS:                                                  Page(s)
                                                                       -------
    Report of Independent Public Accountants                            F-29

    Financial Statements:

          Statements of Net Assets Available for Benefits at
               September 30, 1998 and 1997                          F-30 to F-31

          Statements of Changes in Net Assets Available for
               Benefits for the years ended September 30, 1998
               and 1997                                             F-32 to F-33

          Notes to Financial Statements                             F-34 to F-45


    Item 27a - Schedule of Assets Held for Investment Purposes -
          September 30, 1998                                            F-46

    Item 27d - Schedule of Reportable Transactions for the year
          ended September 30, 1998                                      F-47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Benefits Committee of
AmeriGas Propane, Inc.:

We have audited the accompanying statements of net assets available for benefits of the AmeriGas Propane, Inc. Savings Plan (the "Plan") as of September 30, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements and the supplemental schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and supplemental schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of September 30, 1998 and 1997, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Chicago, Illinois
March 19, 1999

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1998


                                                                                Participant Directed
                                                       ---------------------------------------------------------------------------
                                                                    Fidelity                  Fidelity      Fidelity      UGI
                                                          Fixed      Equity      Fidelity       Cash      Intermediate   Common
                                                         Income      Income      Magellan     Reserves       Bond        Stock
                                            Total         Fund        Fund         Fund         Fund         Fund         Fund
                                         ------------  ----------  -----------  -----------  -----------  ------------  ----------
   Trust investments  (Note 3)           $127,715,516  $3,498,512  $28,011,033  $34,000,364  $28,120,717   $ 3,665,176  $2,207,684
   Loans to participants                    3,682,518
                                         ------------  ----------  -----------  -----------  -----------  ------------  ----------
      Net assets available for benefits  $131,398,034  $3,498,512  $28,011,033  $34,000,364  $28,120,717   $ 3,665,176  $2,207,684
                                         ============  ==========  ===========  ===========  ===========  ============  ==========


                                                                                Participant Directed
                                             ------------------------------------------------------------------------------------
                                                 Fidelity         Fidelity                   Fidelity
                                                  Managed       U.S. Equity                   Growth      Fidelity
                                                  Income           Index        Fidelity      Company     Overseas    Participant
                                             Portfolio II Fund      Fund          Fund         Fund         Fund         Loans
                                             -----------------  -------------  -----------  -----------  -----------  -----------
   Trust investments  (Note 3)                   $ 15,763,425     $ 3,849,983  $ 3,924,749  $ 3,637,906  $ 1,035,967
   Loans to participants                                                                                              $ 3,682,518
                                             -----------------  -------------  -----------  -----------  -----------  -----------
        Net assets available for benefits        $ 15,763,425     $ 3,849,983  $ 3,924,749  $ 3,637,906  $ 1,035,967  $ 3,682,518
                                             =================  =============  ===========  ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
      STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                               September 30, 1997


                                                                                 Participant Directed
                                                       ---------------------------------------------------------------------------
                                                                    Fidelity                   Fidelity     Fidelity       UGI
                                                          Fixed      Equity      Fidelity        Cash     Intermediate    Common
                                                         Income      Income      Magellan      Reserves       Bond        Stock
                                            Total         Fund        Fund         Fund          Fund         Fund         Fund
                                         ------------  ----------  -----------  -----------  -----------  ------------  ----------
Trust investments  (Note 3)              $125,883,630  $8,735,309  $30,711,643  $32,918,096  $29,213,828   $ 3,002,368  $2,276,655
Loans to participants                       2,874,200
                                         ------------  ----------  -----------  -----------  -----------  ------------  ----------
     Net assets available for benefits   $128,757,830  $8,735,309  $30,711,643  $32,918,096  $29,213,828   $ 3,002,368  $2,276,655
                                         ============  ==========  ===========  ===========  ===========  ============  ==========

                                                                      Participant Directed
                                         -----------------------------------------------------------------------------
                                             Fidelity         Fidelity                Fidelity
                                             Managed        U.S. Equity                Growth    Fidelity
                                             Income            Index      Fidelity    Company    Overseas  Participant
                                         Portfolio II Fund      Fund        Fund        Fund       Fund       Loans
                                         -----------------  -----------  ----------  ----------  --------  -----------
Trust investments  (Note 3)                 $ 9,966,151      $3,014,426  $2,390,809  $2,709,675  $944,670
Loans to participants                                                                                      $ 2,874,200
                                           ------------     -----------  ----------  ----------  --------  -----------
     Net assets available for benefits      $ 9,966,151      $3,014,426  $2,390,809  $2,709,675  $944,670  $ 2,874,200
                                           ============     ===========  ==========  ==========  ========  ===========




   The accompanying notes are an integral part of these financial statements.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1998

                                                                                   Participant Directed
                                                     ------------------------------------------------------------------------------
                                                                   Fidelity                    Fidelity      Fidelity       UGI
                                                       Fixed        Equity       Fidelity        Cash      Intermediate    Common
                                                       Income       Income       Magellan      Reserves        Bond        Stock
                                         Total          Fund         Fund          Fund          Fund          Fund         Fund
                                      ------------   ----------   -----------   -----------   -----------  ------------  ----------
Participants' contributions           $  6,675,809                $ 1,406,751   $ 1,765,003   $   381,701   $  340,887   $  302,146
Company contributions                    4,383,100                    891,399     1,172,746       298,390      226,584      203,125

Investment income:
     Interest                              216,115   $  216,115
     Dividends                           7,652,793                  1,777,481     2,388,243     1,492,069      201,176      129,293
     Net appreciation (depreciation)
          in value of investments       (3,274,376)                (1,849,169)     (699,822)                    92,796     (433,909)
Loan administration fees                   (28,119)                    (2,639)      (12,745)       (2,496)        (365)      (5,840)
Other                                      228,448          (17)       48,655        65,526        28,871        9,914        9,570
Transfers of participants'
      balances, net                        173,836   (4,976,872)   (2,514,643)     (969,057)      134,496      269,046     (152,121)
                                      ------------   ----------   -----------   -----------   -----------   ----------   ----------

                                        16,027,606   (4,760,774)     (242,165)    3,709,894     2,333,031    1,140,038       52,264

Less - Distributions to participants    13,387,402      476,023     2,458,445     2,627,626     3,426,142      477,230      121,235
                                      ------------   ----------   -----------   -----------   -----------   ----------   ----------

Net additions (deductions)               2,640,204   (5,236,797)   (2,700,610)    1,082,268    (1,093,111)     662,808      (68,971)

Net assets available for benefits-
     beginning of year                 128,757,830    8,735,309    30,711,643    32,918,096    29,213,828    3,002,368    2,276,655
                                      ------------   ----------   -----------   -----------   -----------   ----------   ----------

Net assets available for benefits-
     end of year                      $131,398,034   $3,498,512   $28,011,033   $34,000,364   $28,120,717   $3,665,176   $2,207,684
                                      ============   ==========   ===========   ===========   ===========   ==========   ==========

                                                                        Participant Directed
                                         -----------------------------------------------------------------------------------
                                               Fidelity       Fidelity                  Fidelity
                                                Managed     U.S. Equity                  Growth      Fidelity
                                                Income         Index       Fidelity     Company      Overseas    Participant
                                         Portfolio II Fund     Fund          Fund         Fund         Fund         Loans
                                         -----------------  -----------   ----------   ----------   ----------   -----------
Participants' contributions                   $   812,796    $  425,734   $  384,815   $  659,691   $  196,285
Company contributions                             597,798       241,992      234,914      401,736      114,416

Investment income:
     Interest
     Dividends                                    896,879        98,358      324,881      297,413       47,000
     Net appreciation (depreciation)
          in value of investments                               197,302     (124,147)    (275,288)    (182,139)
Loan administration fees                             (208)          (46)      (3,610)        (170)
Other                                              29,055         8,465        8,197       17,081        4,886   $   (1,755)
Transfers of participants'
      balances, net                             6,109,894       227,124      875,587      109,790       39,779    1,020,813
                                         ----------------   -----------   ----------   ----------   ----------   ----------

                                                8,446,214     1,198,929    1,700,637    1,210,253      220,227    1,019,058

Less - Distributions to participants            2,648,940       363,372      166,697      282,022      128,930      210,740
                                         ----------------   -----------   ----------   ----------   ----------   ----------

Net additions (deductions)                      5,797,274       835,557    1,533,940      928,231       91,297      808,318

Net assets available for benefits-
     beginning of year                          9,966,151     3,014,426    2,390,809    2,709,675      944,670    2,874,200
                                         ----------------   -----------   ----------   ----------   ----------   ----------

Net assets available for benefits-
     end of year                              $15,763,425    $3,849,983   $3,924,749   $3,637,906   $1,035,967   $3,682,518
                                         ================   ===========   ==========   ==========   ==========   ==========






 The accompanying notes are an integral part of these financial statements.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
 STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION

                      For the Year Ended September 30, 1997

                                                                                Participant Directed
                                                    -------------------------------------------------------------------------------
                                                                  Fidelity                    Fidelity       Fidelity       UGI
                                                      Fixed        Equity       Fidelity        Cash       Intermediate    Common
                                                      Income       Income       Magellan       Reserves        Bond         Stock
                                        Total          Fund         Fund          Fund          Fund           Fund         Fund
                                     ------------   ----------   -----------   -----------   -----------   ------------  ----------
 Merger of AmeriGas Propane, Inc.
      Pension Plan (Note 1)          $ 35,418,653   $6,778,721   $ 5,074,664   $ 8,246,264   $14,525,846    $  356,982   $   59,105

 Participants' contributions            6,574,791                  1,301,147     1,714,947       702,184       361,269      326,243
 Company contributions                  4,604,209                    916,658     1,194,047       528,321       246,134      197,878

 Investment income:
      Interest                            648,429      567,171         1,265           944           972           250           31
      Dividends                         5,116,269                  1,615,956       940,404     1,593,522       163,006       96,308
      Net appreciation
           in value of investments     16,809,205                  7,065,909     8,097,367                      25,993      324,281
 Loan administration fees                 (15,335)                    (1,432)       (6,679)       (1,839)         (209)      (3,425)
 Other                                    174,890       (8,436)       37,355        49,034        21,652         9,591        6,853
 Transfers of participants'
      balances, net                       293,614   (6,484,143)     (560,967)   (3,461,297)   (1,520,001)      324,398      175,958
                                     ------------   ----------   -----------   -----------   -----------   -----------   ----------

                                       69,624,725      853,313    15,450,555    16,775,031    15,850,657     1,487,414    1,183,232

 Less - Distributions to
      participants                     14,443,029    1,033,761     3,202,411     3,347,998     4,837,628       162,251       88,209
                                     ------------   ----------   -----------   -----------   -----------   -----------   ----------

 Net additions (deductions)            55,181,696     (180,448)   12,248,144    13,427,033    11,013,029     1,325,163    1,095,023

 Net assets available for benefits-
      beginning of year                73,576,134    8,915,757    18,463,499    19,491,063    18,200,799     1,677,205    1,181,632
                                     ------------   ----------   -----------   -----------   -----------   ------------ -----------

 Net assets available for benefits-
      end of year                    $128,757,830   $8,735,309   $30,711,643   $32,918,096   $29,213,828    $3,002,368   $2,276,655
                                     ============   ==========   ===========   ===========   ===========   ===========   ==========

                                                                                Participant Directed
                                     -----------------------------------------------------------------------------------------------
                                          Fidelity        Fidelity                  Fidelity
                                          Managed        U.S. Equity                 Growth      Fidelity
                                           Income           Index       Fidelity     Company     Overseas     GIC        Participant
                                     Portfolio II Fund      Fund          Fund        Fund         Fund      Fund          Loans
                                     -----------------   -----------   ----------   ----------   --------  -----------   -----------
 Merger of AmeriGas Propane, Inc.
      Pension Plan (Note 1)                               $   62,820   $   96,207   $  174,162   $ 43,882

 Participants' contributions                $  841,755       283,502      286,862      576,969    179,913
 Company contributions                         675,226       169,766      192,412      376,679    107,088

 Investment income:
      Interest                                     164           190          210          149         81  $    77,002
      Dividends                                515,672        37,750       90,155       42,342     21,154
      Net appreciation
           in value of investments                           465,414      317,293      404,016    108,932
 Loan administration fees                         (166)                    (1,585)
 Other                                          25,518         5,590        5,715       12,073      3,363         (260)   $    6,842
 Transfers of participants'
      balances, net                          9,111,487     2,120,814    1,437,298    1,186,162    492,967   (3,487,065)      958,003
                                     -----------------   -----------   ----------   ----------   --------  -----------   -----------

                                            11,169,656     3,145,846    2,424,567    2,772,552    957,380   (3,410,323)      964,845

 Less - Distributions to
      participants                           1,203,505       131,420       33,758       62,877     12,710      102,536       223,965
                                     -----------------   -----------   ----------   ----------   --------  -----------   -----------

 Net additions (deductions)                  9,966,151     3,014,426    2,390,809    2,709,675    944,670   (3,512,859)      740,880

 Net assets available for benefits-
      beginning of year                           --            --           --           --         --      3,512,859     2,133,320
                                     -----------------   -----------   ----------   ----------   --------  -----------   -----------

 Net assets available for benefits-
      end of year                           $9,966,151    $3,014,426   $2,390,809   $2,709,675   $944,670  $      --      $2,874,200
                                     =================   ===========   ==========   ==========   ========  ===========   ===========






 The accompanying notes are an integral part of these financial statements.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS



1.       DESCRIPTION OF THE PLAN

The following brief description of the AmeriGas Propane, Inc. Savings Plan
(Plan) provides general information on the provisions of the Plan in effect on September 30, 1998 and during the periods covered by the financial statements. More complete information is included in the Plan document.

GENERAL. The Plan is a defined contribution plan covering employees of AmeriGas Propane, Inc. (a Pennsylvania corporation, hereinafter referred to as "the Company"). The Plan covers employees of the Company having a minimum of one year of eligible service as defined in the Plan document. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan is administered by the AmeriGas Propane, Inc. Benefits Committee (Plan Administrator), whose members are appointed by the President of the Company and subject to approval by the Company's Compensation/Pension Committee.

CONTRIBUTIONS. Subject to certain statutory limitations prescribed by the Internal Revenue Code (IRC), a participant may elect to contribute to the Plan on a before-tax basis through payroll reduction an amount equal to from 1% to 10%, in whole percentages, of eligible compensation. A participant may increase the rate of his or her contribution at any time. A participant may reduce or suspend his or her contributions at any time by calling Fidelity Institutional Retirement Services Co. (FIRSCO).

The Plan also accepts on behalf of any employee, whether or not he or she has met the requirements for participation in the Plan, (i) the entire amount of cash received as a distribution from another qualified trust forming part of a plan described in section 401(a) of the IRC or from a "rollover" individual retirement plan described in section 408 of the IRC, or (ii) a direct transfer from another plan qualified under Section 401(a) of the IRC.

The Company shall contribute to the Plan an amount equal to 100% of contributions made by each eligible participant for each payroll period of up to a total of 5% of the participant's eligible compensation for each such payroll period. A participant will be eligible to receive matching contributions after he or she has completed a year of service.

The Company may also contribute for each Plan year, out of its net profits, such amounts, if any, as shall be determined by its Board of Directors, in its sole discretion, to all eligible participants. A participant will be eligible to receive profit sharing contributions if he or she (a) has completed a year of service, (b) was not eligible to participate in the AmeriGas Propane, Inc. Supplemental Executive Retirement Plan as of the last day of the Plan year and
(c) either (i) was actively employed or on a qualifying leave of absence on the last day of the Plan year or (ii) retired, died,

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

or became disabled (as defined in the Plan) during the Plan year. Subject to certain limitations, the profit sharing contribution to be credited to a participant's account shall be determined by dividing the total amount of such contribution by the number of eligible Plan participants. No such amounts were contributed to the Plan for the 1998 or 1997 Plan year.

Any participant who satisfies the eligibility requirements for the profit sharing contributions described in the preceding paragraph, was a participant in the former Retirement Income Plan for Employees of AP Propane, Inc. as of December 31, 1988 and had attained the age of 50 as of that date, is entitled to an additional contribution as of the last day of each Plan year as follows:

                   Age as of                     Percentage of
               December 31, 1988             Eligible Compensation
               -----------------             ---------------------
                   50 to 54                            2%
                   55 to 59                            3%
                  60 and over                          4%

All contributions are invested in accordance with participant investment elections in effect on the dates of the contributions.

A participant will at all times be fully (100%) vested in the portion of his or her account attributable to participant contributions. A participant is fully vested in the portion of his or her account attributable to the Company's contributions (including Company contributions previously made to the AmeriGas Propane, Inc. Pension Plan (the "Pension Plan")) upon the earlier of (i) the completion of five years of service or (ii) the attainment of normal retirement age, total disability (as defined by the Plan document) or death while in the employ of the Company or an affiliated company. For Plan purposes, a participant will attain normal retirement age on the later of his or her 65th birthday or the fifth anniversary of his or her date of hire.

A participant who terminates employment before he or she is fully vested will forfeit nonvested amounts attributable to Company contributions in his account. These forfeited amounts remain in the Plan and are available to reduce future Company contributions. For the 1998 Plan year, Plan forfeitures of $425,686 were used to reduce Company contributions. During the 1998 and 1997 Plan years, $346,273 and $332,597, respectively, were forfeited from participant accounts. In addition, in conjunction with the Pension Plan Merger, as more fully described below, forfeitures of $211,376 were transferred to the Plan effective October 1, 1996. As of September 30, 1998 and 1997, there was $569,447 and $621,160, respectively, of forfeitures remaining in the Plan.

INVESTMENT FUNDS. A participant may elect to have his or her funds invested in one or more of the following types of funds:

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


     .    Fixed Income Fund

          This fund consists of three-year guaranteed investment contracts with insurance companies. The 1996 Plan Year contract was placed with New York Life Insurance Company. The 1995 Plan Year contract was placed with John Hancock Mutual Life Insurance Company. The investment objective of the fund is to provide a fixed rate of investment return guaranteed by the insurance companies for a specified period of time. The 1996 and 1995 Plan year contracts matured on September 30, 1998 and 1997, respectively. Effective October 1, 1996, contributions to the Fixed Income Fund were discontinued. Participant account balances in the Fixed Income Fund are liquidated and reinvested in accordance with participant elections (or, if an election is not made, the default funds described below) as the guaranteed investment contracts mature.

     .    Fidelity Equity Income Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally income-producing equity securities and whose investment objective is to achieve reasonable income and capital appreciation.

     .    Fidelity Magellan Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of domestic, foreign, and multinational issuers and whose investment objective is to achieve capital appreciation over an extended period of time.

     .    Fidelity Cash Reserves Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise high-quality, short-term certificates of deposit, repurchase agreements, commercial paper or other similar short-term investments and whose investment objective is to achieve current income while maintaining a stable share price.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


     .    Fidelity Intermediate Bond Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise investment-grade fixed income obligations including U.S. Government and corporate bonds and mortgage-backed securities with average maturities of three to ten years and whose investment objective is to achieve high current income.

     .    UGI Common Stock Fund

          This fund invests principally in shares of UGI Corporation Common Stock. Participants in the fund do not individually own specific shares of UGI Corporation Common Stock but rather own units in the fund that invests in such shares. The value of a unit in the UGI Common Stock Fund was initially set at $10.00 and is recalculated daily by dividing the fair value of the fund's assets (comprising shares of UGI Corporation Common Stock and temporary cash investments) by the total number of units outstanding. The UGI Common Stock Fund holds a small cash position in order to allow participants to perform certain transactions on a daily basis without having to wait for the purchase or sale of UGI Common Stock to settle. During the 1998 Plan year, the range of high and low unit values were $12.72 and $8.95, respectively. During the period November 8, 1996 (the date the fund was initially unitized) to September 30, 1997, the range of high and low unit values were $11.78 and $9.03, respectively.

     .    Fidelity Managed Income Portfolio II Fund

          This fund is an unaffiliated commingled pool whose investments comprise principally guaranteed investment contracts offered by insurance companies and financial institutions and whose investment objective is to provide a fixed rate of investment return guaranteed by the insurance company or financial institution for a specified period of time, generally between one and seven years.

     .    Fidelity U.S. Equity Index Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally U.S. equity securities that broadly represent the U.S. stock market as measured by the Standard & Poor's Composite Index of 500 Stocks (S&P 500) and whose investment objective is to track the performance of the S&P 500.

     .    Fidelity Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity and fixed income securities of domestic and foreign issuers and whose investment objective is to achieve long-term capital appreciation and current income.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


     .    Fidelity Growth Company Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of companies with above average potential for growth and whose investment objective is to achieve capital appreciation over an extended period of time.

     .    Fidelity Overseas Fund

          This fund is an unaffiliated registered investment company mutual fund whose investments comprise principally equity securities of foreign issuers and whose investment objective is to achieve capital appreciation over an extended period of time.

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

Effective November 15, 1996, participants may transfer amounts between funds (excluding transfers from the Fixed Income Fund prior to the expiration of the investment contracts) at any time with no limit. Prior to November 15, 1996, participants could transfer amounts between funds (excluding the Fixed Income Fund prior to the expiration of the investment contracts) at any time during a calendar quarter, limited to once each quarter. Participants may change their investment elections for future contributions at any time. In the absence of a participant's Fixed Income Fund reinvestment election, during the 1998 and 1997 Plan years all amounts were reinvested in the Fidelity Managed Income Portfolio II Fund.

Fidelity Management Trust Company is the Plan's trustee for all investment assets except for the investment assets of the Fixed Income Fund for which Mellon Bank, N.A. is the Plan's trustee.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


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

Distributions will generally be made in the form of a lump sum. If the value of a participant's account exceeds $3,500 and the participant is married, the participant's Pension Account and Predecessor Pension Rollover Account will be distributed in the form of a joint and survivor annuity. Under a joint and survivor annuity, the participant will receive a monthly benefit for his or her lifetime; upon the participant's death, the participant's surviving spouse, if any, will receive a monthly benefit equal to 50% of the benefit the participant was receiving. If the value of the participant's account exceeds $3,500 and the participant is not married, the participant's Pension Account and Predecessor Pension Rollover Account will be distributed in the form of a single life annuity. In lieu of a joint and survivor annuity or a single life annuity, a participant may generally elect to receive his Pension Account and Predecessor Pension Rollover Account in the form of (i) a lump sum, (ii) a single life annuity, (iii) a joint and survivor annuity with 50% or 100% of the participant's monthly payments continuing, after the participant's death, for the life of the participant's beneficiary, or (iv) installments over 5 or 10 years, as elected by the participant. Any such election will be subject to spousal consent, if applicable.

Where the amount to be distributed exceeds $3,500, no distribution shall be made to any Plan participant prior to his or her normal retirement age (as defined above) unless the participant elects to receive such distribution. Where the amount to be distributed does not exceed $3,500, a Plan participant's benefit will be distributed as soon as practicable after the participant's termination of employment.

A participant who continues to work past age 70-1/2 may elect to defer distribution until he terminates employment. Otherwise, distributions must generally be made as soon as practicable after the participant reaches the normal retirement age as defined above.

DEATH. If a participant dies prior to receiving a distribution of his or her account, the participant's designated beneficiary shall be entitled to receive a distribution of the proceeds of liquidation of 100% of the vested balance of the participant's account. Generally, the account will be distributed to the beneficiary as soon as practicable following the date of death. The beneficiary of a participant who is married at the time of the participant's death will be the participant's spouse, unless the participant designated another beneficiary and the spouse consented to such designation in accordance with procedures specified by the Plan document.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


Death benefits are generally paid in the form of a lump sum. Death benefits payable to a spouse from the Pension Account and the Predecessor Pension Rollover Account are paid in the form of a single life annuity unless the spouse elects a lump sum distribution.

WITHDRAWALS. Generally, a participant may withdraw up to 50% of the balance of his or her account attributable to previously permitted after-tax contributions (including after-tax contributions that were matched by the Company) at any time. However, the withdrawal must be in an amount of at least $250. No more than one withdrawal in any calendar year is permitted from each of the matched and unmatched portions of a participant's after-tax contribution account.

A participant may withdraw once per calendar year up to 100% of amounts attributable to participation in certain "predecessor plans" and rollover contributions from other 401(a) or individual retirement plan accounts, however the amount must be at least $500 or, if less, the total value of the applicable account.

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

While a participant is still employed by the Company, withdrawals of amounts attributable to Company contributions, and post-1988 earnings on participant before-tax contributions, are not permitted.

LOAN PROVISION. The Plan includes an employee loan provision. Generally, at the time a loan is to be made, the amount of all loans to be outstanding may not exceed the lesser of (a) 50% of a participant's before-tax and rollover account balances, or (b) $50,000 less the highest balance of any loan during the prior twelve-month period. Each loan bears interest at a rate determined in accordance with generally prevailing market conditions for similar types of loans. The minimum loan amount is $500. The amount of the loan withdrawn from a participant's account is allocated in proportion to the value of the participant's salary deferral and rollover account balances in each investment fund. Repayments, including interest, are made in equal installments through payroll deductions and are allocated to participant accounts in accordance with current investment elections. No loan may have a final maturity in excess of five years except that, if the loan is used to purchase a principal residence for the participant, the loan may have a final maturity of up to ten years. No participant shall be permitted to have more than two loans outstanding at any one time.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


ADMINISTRATIVE EXPENSES. Administrative expenses of the Plan are chargeable to the Plan unless paid for by the Company. The Company currently pays Plan administrative expenses other than loan administration fees which are charged to participants. Mutual fund expenses are paid to fund managers from mutual fund assets.

PLAN TERMINATION. Although it has not expressed any intent to do so, the Company has the right to terminate the Plan in whole or in part at any time for any reason. In the event of a complete or partial termination of the Plan, the affected participants will become fully vested in their account balances.

PLAN AMENDMENT. The Company may amend the Plan at any time for any reason by written action of its Board of Directors. Amendments required to comply with applicable legal requirements, however, may be made by an officer of the Company without Board approval.

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

AMERIGAS PROPANE, INC. PENSION PLAN MERGER. Effective October 1, 1996, the Pension Plan was frozen and its assets were merged into the Plan (the "Pension Plan Merger"). The Pension Plan was a defined contribution plan covering certain eligible employees of the Company. The general provisions of the Plan were not affected by the Pension Plan Merger. However, in order to permit the orderly transfer and reconciliation of Pension Plan account balances, during the period September 13, 1996 through mid-November 1996, certain activities of Plan participants, including interfund transfers, loans and distributions upon termination or retirement, were suspended.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of net assets available for benefits and changes therein. Actual results could differ from these estimates.

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.   TRUST INVESTMENTS

The components of trust investments by fund at September 30, 1998 and 1997 are as follows:

                                                                                                        September 30,
                                                                                                  1998                1997
                                                                                               -------------        -------------
Fixed Income Fund
     Group annuity contracts with insurance companies:
           1996 Plan Year - 6.12%                                                              $   3,498,512        $   3,776,326
           1995 Plan Year - 6.86%                                                                         --            4,958,983
                                                                                               -------------        -------------
                                                                                                   3,498,512            8,735,309
                                                                                               -------------        -------------

Fidelity Equity Income Fund (shares -- 1998 - 564,738; 1997 - 579,029)                            28,011,033           30,711,643
                                                                                               -------------        -------------
Fidelity Magellan Fund (shares -- 1998 - 348,650; 1997 - 329,679)                                 34,000,364           32,918,096
                                                                                               -------------        -------------
Fidelity Cash Reserves Fund (shares -- 1998 - 28,120,717; 1997 - 29,213,828)                      28,120,717           29,213,828
                                                                                               -------------        -------------
Fidelity Intermediate Bond Fund (shares -- 1998 - 352,421; 1997 - 296,678)                         3,665,176            3,002,368
                                                                                               -------------        -------------
UGI Common Stock Fund
     UGI Corporation Unitized Stock Fund (units -- 1998 - 221,951; 1997 - 190,549)                 2,173,578            2,248,474
     Dividends receivable                                                                             34,106               28,181
                                                                                               -------------        -------------
                                                                                                   2,207,684            2,276,655
                                                                                               -------------        -------------

Fidelity Managed Income Portfolio II Fund (shares -- 1998 - 15,763,425; 1997 - 9,966,151)         15,763,425            9,966,151
                                                                                               -------------        -------------
Fidelity U.S. Equity Index Fund (shares -- 1998 - 105,973; 1997 - 87,859)                          3,849,983            3,014,426
                                                                                               -------------        -------------
Fidelity Fund (shares -- 1998 - 130,825; 1997 - 79,192)                                            3,924,749            2,390,809
                                                                                               -------------        -------------
Fidelity Growth Company Fund (shares -- 1998 - 80,771; 1997 - 54,401)                              3,637,906            2,709,675
                                                                                               -------------        -------------
Fidelity Overseas Fund (shares -- 1998 - 33,268; 1997 - 25,747)                                    1,035,967              944,670
                                                                                               -------------        -------------

Total trust investments - fair value, except for group annuity contracts
     which are carried at cost plus accrued interest                                           $ 127,715,516        $ 125,883,630
                                                                                               -============        =============
Total trust investments - cost                                                                 $ 115,306,882        $ 106,699,448
                                                                                               -============        =============


                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)


The numbers of Plan participants with account balances by investment option at September 30, 1998 and 1997 were:

                                                                            1998                  1997
                                                                            ----                  ----
      Fixed Income Fund:
         1996 Plan Year contract                                           1,958                 1,808
         1995 Plan Year contract                                               -                 1,544
      Fidelity Equity Income Fund                                          2,556                 2,707
      Fidelity Magellan Fund                                               2,795                 2,880
      Fidelity Cash Reserves Fund                                          3,553                 3,946
      Fidelity Intermediate Bond Fund                                        955                   974
      UGI Common Stock Fund                                                  841                   823
      Fidelity Managed Income Portfolio II Fund                            2,341                 2,361
      Fidelity U.S. Equity Index Fund                                        625                   516
      Fidelity Fund                                                          666                   594
      Fidelity Growth Company Fund                                           906                   886
      Fidelity Overseas Fund                                                 394                   369
      Participant loans                                                      971                   881

The total number of Plan participants with account balances at September 30, 1998 and 1997 of 5,481 and 5,707, respectively, was less than the sum of the numbers of participants shown in the schedule above because many participants invest in more than one fund.

During the 1998 and 1997 Plan years, the Plan purchased, at market prices, 19,786 and 25,029 shares of UGI Corporation Common Stock directly from UGI Corporation for $521,127 and $590,117, respectively.

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

                             AMERIGAS PROPANE, INC.
                                  SAVINGS PLAN

                    NOTES TO FINANCIAL STATEMENTS (Continued)

and participants are not taxed on Company contributions to the Trust or income earned by the Trust. When a participant, or his or her beneficiary or estate, receives a distribution under the Plan, the taxability of the value of such distribution depends on the form and time of payment.

5.       CHANGE IN PLAN YEAR

The Compensation/Pension Committee of the Company's Board of Directors approved a change to the Plan's fiscal year from one ending on September 30 to one ending on December 31. The change in the Plan's fiscal year will result in a short plan year for the period October 1, 1998 to December 31, 1998.

6.       SUBSEQUENT EVENT

On February 28, 1999, the board of directors of UGI Corporation (UGI) and Unisource Worldwide, Inc. (Unisource) approved an Agreement and Plan of Merger (Merger Agreement) for a stock-for-stock transaction. Under the terms of the Merger Agreement, UGI will exchange 0.566 shares of UGI common stock for each share of Unisource common stock outstanding at the effective time of the merger. The merger is conditioned upon, among other things, the approvals of UGI and Unisource shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Canadian Competition Act. UGI and Unisource anticipate the transaction will be completed by the end of June 1999.

Also on February 28, 1999, the Board of Directors of UGI determined that, in connection with the merger, UGI will sell its natural gas and electric utility operations and its energy marketing businesses. UGI has commenced seeking buyers for these businesses and expects to complete the sale of these businesses substantially for cash during fiscal 2000. The sale of UGI's gas and electric utility operations will be subject to approval by the Pennsylvania Public Utility Commission.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
           Item 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                                                                    September 30, 1998
                                                       -------------------------------------------------------------------------
                                                          Number of
                                                          Shares or                             Fair Value/
                                                          Principal                              Contract
Name of Issuer and Title of Issue                          Amount                 Cost              Value              % (3)
---------------------------------                          ------                 ----              -----               ---
FIXED INCOME FUND
Contract with insurance company:(1)
      1996 Plan Year -- New York Life - 6.12%          $ 3,498,512              $ 3,498,512       $ 3,498,512            100.00%
                                                                              -------------     -------------        ----------
FIDELITY EQUITY INCOME FUND (2) (4)                        564,738 shrs          22,348,802        28,011,033            100.00%
                                                                              -------------     -------------        ----------
FIDELITY MAGELLAN FUND (2) (4)                             348,650 shrs          27,753,440        34,000,364            100.00%
                                                                              -------------     -------------        ----------
FIDELITY CASH RESERVES FUND (2) (4)                     28,120,717 shrs          28,120,717        28,120,717            100.00%
                                                                              -------------     -------------        ----------
FIDELITY INTERMEDIATE BOND FUND (4)                        352,421 shrs           3,590,091         3,665,176            100.00%
                                                                              -------------     -------------        ----------
UGI COMMON STOCK FUND (4)
UGI Corporation Unitized Stock Fund                        221,951 units          2,203,881         2,173,578             98.46%
Dividends receivable                                      $ 34,106                   34,106            34,106              1.54%
                                                                              -------------     -------------        ----------
                                                                                  2,237,987         2,207,684            100.00%
                                                                              -------------     -------------        ----------
FIDELITY MANAGED INCOME
   PORTFOLIO II FUND (2) (4)                            15,763,425 shrs          15,763,425        15,763,425            100.00%
                                                                              -------------     -------------        ----------
FIDELITY U.S. EQUITY INDEX FUND (4)                        105,973 shrs           3,443,176         3,849,983            100.00%
                                                                              -------------     -------------        ----------
FIDELITY FUND (4)                                          130,825 shrs           3,836,422         3,924,749            100.00%
                                                                              -------------     -------------        ----------
FIDELITY GROWTH COMPANY FUND (4)                            80,771 shrs           3,586,955         3,637,906            100.00%
                                                                              -------------     -------------        ----------
FIDELITY OVERSEAS FUND (4)                                  33,268 shrs           1,127,355         1,035,967            100.00%
                                                                              -------------     -------------        ----------
PARTICIPANT LOANS
Loan principal outstanding (7.00% - 12.70%) (4) (5)                                       -         3,682,518            100.00%
                                                                              -------------     -------------        ----------
Total - all funds                                                             $ 115,306,882     $ 131,398,034
                                                                              =============     ==============

-------------------------------------------------------------------------------

(1) The 1996 Plan Year Group annuity contract is carried at cost plus accrued interest. The insurance company guarantees the repayment of principal and the crediting of interest under this contract. The timing of the remittance of participant and employer contributions, if any, and other participant-directed transactions may cause the actual yield to vary from this rate. The 1996 Plan year contract is for a three-year term.

(2)  Investment represents 5% or more of the net assets available for benefits.

(3) Percentages represent percentage of fair value / contract value of each fund.

(4)  Party in interest.

(5)  Range of interest rates for loans outstanding as of September 30, 1998.

                       AMERIGAS PROPANE, INC. SAVINGS PLAN
               Item 27d - SCHEDULE OF REPORTABLE TRANSACTIONS (1)
                          YEAR ENDED SEPTEMBER 30, 1998


                                                                       Percent of                                     Net
                                             Total         Total       Beginning     Number of     Number of        Realized
      Transaction by Fund                  Purchases       Sales       Net Assets    Purchases       Sales            Gains
      -------------------                 -----------   -----------    ----------    ---------       -----          ---------
      FIDELITY EQUITY INCOME  FUND        $ 5,556,142   $ 6,407,581         9.3%       237            217         $ 1,747,428

      FIDELITY MAGELLAN FUND              $ 7,431,877   $ 5,649,788        10.2%       245            224         $ 1,316,715

      FIDELITY CASH RESERVES FUND         $ 4,681,621   $ 5,774,588         8.1%       185            221                   -

      FIDELITY MANAGED INCOME
           PORTFOLIO II FUND              $ 9,949,078   $ 4,151,801        11.0%       186            216                   -


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

                           INCORPORATION BY REFERENCE

   EXHIBIT NO.                     EXHIBIT                       REGISTRANT           FILING             EXHIBIT
       3.1       (Second) Amended and Restated Articles of          UGI         Amendment No. 1 on       3.(3)(a)
                 Incorporation of the Company                                   Form 8 to Form 8-B
                                                                                     (4/10/92)
       3.2       Bylaws of UGI as in effect since October
                 27, 1998

       4         Instruments defining the rights of
                 security holders, including indentures.
                 (The Company agrees to furnish to the
                 Commission upon request a copy of any
                 instrument defining the rights of holders of its long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

       4.1       Rights Agreement, as amended as of April           UGI         Form 8-K (4/17/96)         4.1
                 17, 1996, between the Company and Mellon
                 Bank, N.A., successor to Mellon Bank
                 (East) N.A., as Rights Agent, and
                 Assumption Agreement dated April 7, 1992

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

       4.6       First Amendment dated as of September 12,        AmeriGas           Form 10-K             4.5
                 1997 to Note Agreement dated as of April      Partners, L.P.        (9/30/97)
                 12, 1995


                          INCORPORATION BY REFERENCE

       4.7       Second Amendment dated as of September           AmeriGas           Form 10-K             4.6
                 15, 1998 to Note Agreement dated as of        Partners, L.P.        (9/30/98)
                 April 12, 1995

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


                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                     EXHIBIT                      REGISTRANT          FILING          EXHIBIT
      10.5      Letter dated September 26, 1994 pursuant          UGI             Form 10-K         10.36
                to Article 1, Section 1.2 of the                                  (9/30/94)
                Southwest Salt Co. Agreement re: option
                to renew for period of June 1, 1995 to
                May 31, 2000

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

     10.8**     UGI Corporation Annual Bonus Plan dated           UGI             Form 10-Q         10.4
                March 8, 1996                                                     (6/30/96)

     10.9**     UGI Corporation Directors' Equity                 UGI             Form 10-Q         10.1
                Compensation Plan                                                (3/31/97)

    10.10**     UGI Corporation 1997 Stock Option and             UGI             Form 10-Q         10.2
                Dividend Equivalent Plan                                          (3/31/97)

    10.11**     UGI Corporation 1992 Directors' Stock             UGI             Form 10-Q        (10)ff
                Plan                                                              (6/30/92)

    10.12**     UGI Corporation Senior Executive Employee         UGI             Form 10-K         10.12
                Severance Pay Plan effective January 1,                           (9/30/97)
                1997

    10.13**     Change of Control Agreement between UGI           UGI             Form 10-K         10.13
                Corporation and Lon R. Greenberg                                  (9/30/97)

    10.14**     Form of Change of Control Agreement               UGI             Form 10-K         10.14
                between UGI Corporation and Mr. Bunn                              (9/30/97)

    10.15**     Form of Change of Control Agreement               UGI             Form 10-K         10.15
                between UGI Corporation and each of                               (9/30/97)
                Messrs. Bovaird, Cuzzolina, Hall and
                Mendicino

    10.16**     1997 Stock Purchase Loan Plan                     UGI             Form 10-K         10.16
                                                                                  (9/30/97)

    10.17**     UGI Corporation Supplemental Executive            UGI             Form 10-Q          10
                Retirement Plan Amended and Restated                              (6/30/98)
                effective October 1, 1996


                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                     EXHIBIT                      REGISTRANT          FILING          EXHIBIT
     10.18      Amended and Restated Credit Agreement           AmeriGas          Form 10-K         10.1
                dated as of September 15, 1997 among         Partners, L.P.       (9/30/97)
                AmeriGas Propane, L.P., AmeriGas Propane,
                Inc., Petrolane Incorporated, Bank of
                America National Trust and Savings
                Association, as Agent, First Union
                National Bank, as Syndication Agent and
                certain banks

     10.19      First Amendment dated as of September 15,       AmeriGas          Form 10-K         10.2
                1998 to Amended and Restated Credit          Partners, L.P.       (9/30/98)
                Agreement

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


                           INCORPORATION BY REFERENCE

  EXHIBIT NO.                     EXHIBIT                      REGISTRANT          FILING          EXHIBIT
     10.24      Trademark License Agreement dated April         AmeriGas          Form 10-Q         10.6
                19, 1995 among UGI Corporation, AmeriGas,    Partners, L.P.       (3/31/95)
                Inc., AmeriGas Propane, Inc., AmeriGas
                Partners, L.P. and AmeriGas Propane, L.P.

     10.25      Trademark License Agreement, dated April        AmeriGas          Form 10-Q         10.7
                19, 1995 among AmeriGas Propane, Inc.,       Partners, L.P.       (3/31/95)
                AmeriGas Partners, L.P. and AmeriGas
                Propane, L.P.

     10.26      Agreement dated as of May 1, 1996 between       AmeriGas          Form 10-K         10.2
                TE Products Pipeline Company, L.P. and       Partners, L.P.       (9/30/97)
                AmeriGas Propane, L.P.

      13.1 Pages 13 through 43 of 1998 Annual Report to Shareholders

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

       27       Financial Data Schedule

    *     Filed herewith.

    ** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

    (b)      Reports on Form 8-K:

             The Company did not file any Current Reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned.



                                        UGI CORPORATION


Date:  March 29, 1999                   By:     s/Anthony J. Mendicino
                                                -----------------------------
                                                Anthony J. Mendicino
                                                Vice President - Finance
                                                and Chief Financial Officer

                                 EXHIBIT INDEX



    EXHIBIT NO.                                DESCRIPTION
    -----------                                -----------
    23.4                                       Consent of Arthur Andersen LLP