Form 10-Q
period 1999-03-31
UGI CORP /PA/
filed 1999-05-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At April 30, 1999, there were 31,595,012 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                        PAGES
                                                                                                        -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 1999,
                        September 30, 1998 and March 31, 1998                                               1

                   Condensed Consolidated Statements of Income for the three,
                        six and twelve months ended March 31, 1999 and 1998                                 2

                   Condensed Consolidated Statements of Cash Flows for the
                        six and twelve months ended March 31, 1999 and 1998                                 3

                   Notes to Condensed Consolidated Financial Statements                                   4 - 12

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              13- 29

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            29 - 30

PART II  OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security Holders                                   30 - 31

      Item 5.      Other Information                                                                       31

      Item 6.      Exhibits and Reports on Form 8-K                                                        31

      Signatures                                                                                           32

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                            March 31,   September 30,   March 31,
                                                                              1999         1998           1998
                                                                           --------      --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                              $  128.2      $   66.6      $   78.4
    Short-term investments, at cost which approximates market value            21.7          81.8          70.0
    Accounts receivable (less allowances for doubtful accounts of
        $10.2, $7.9 and $13.1, respectively)                                  166.5          81.8         167.5
    Accrued utility revenues                                                   14.4           6.7          13.8
    Inventories                                                                47.6          77.9          62.2
    Deferred income taxes                                                      19.5          14.7          24.5
    Prepaid expenses and other current assets                                  25.8          21.1          20.8
                                                                           --------      --------      --------
      Total current assets                                                    423.7         350.6         437.2

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $494.5, $465.5 and $436.5, respectively)              999.9         999.0         992.6

Intangible assets (less accumulated amortization of $153.7, $141.5 and
    $129.3, respectively)                                                     621.1         630.7         669.1
Utility regulatory assets                                                      59.9          59.3          48.7
Other assets                                                                   44.4          35.0          36.6
                                                                           --------      --------      --------
      Total assets                                                         $2,149.0      $2,074.6      $2,184.2
                                                                           ========      ========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt - Propane                         $    5.2      $    6.1      $    6.7
    Current maturities of long-term debt - Utilities                            7.1           7.1           7.1
    Current maturities of long-term debt - other                                0.4           0.4           0.4
    Current portion of UGI Utilities redeemable preferred stock                --            --            15.2
    Bank loans - Propane                                                        5.0          10.0          --
    Bank loans - Utilities                                                     72.8          68.4          42.9
    Accounts payable                                                           80.1          80.1          75.9
    Other current liabilities                                                 187.8         149.7         205.3
                                                                           --------      --------      --------
      Total current liabilities                                               358.4         321.8         353.5

Long-term debt - Propane                                                      714.7         702.9         695.2
Long-term debt - Utilities                                                    180.0         180.1         187.2
Long-term debt - other                                                          7.6           7.8           8.0
Deferred income taxes                                                         158.0         154.4         156.9
Other noncurrent liabilities                                                   78.8          84.0          75.8

Commitments and contingencies

Minority interest in AmeriGas Partners                                        247.6         236.5         275.8

UGI Utilities redeemable preferred stock                                       20.0          20.0          20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                             394.3         394.3         393.8
    Retained earnings (accumulated deficit)                                    13.5         (17.7)         22.4
                                                                           --------      --------      --------
                                                                              407.8         376.6         416.2
    Treasury stock, at cost                                                   (23.9)         (9.5)         (4.4)
                                                                           --------      --------      --------
      Total common stockholders' equity                                       383.9         367.1         411.8
                                                                           --------      --------      --------
      Total liabilities and stockholders' equity                           $2,149.0      $2,074.6      $2,184.2
                                                                           ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)


                                                    Three Months Ended         Six Months Ended          Twelve Months Ended
                                                        March 31,                  March 31,                   March 31,
                                                 -----------------------   -----------------------     -------------------------
                                                      1999         1998       1999         1998             1999          1998
                                                 ----------   ----------   ----------   ----------     ----------     ----------
Revenues:
    Propane                                      $    304.9   $    306.2   $    542.7   $    609.1     $    848.0     $    955.6
    Utilities                                         167.7        152.3        280.5        287.8          415.0          441.6
    Energy marketing                                   26.6         29.8         49.7         62.6           90.1           98.3
                                                 ----------   ----------   ----------   ----------     ----------     ----------
                                                      499.2        488.3        872.9        959.5        1,353.1        1,495.5
                                                 ----------   ----------   ----------   ----------     ----------     ----------
Costs and expenses:
    Propane cost of sales                             128.8        146.8        233.3        310.0          367.1          489.9
    Utilities - gas, fuel and purchased power          87.5         80.7        142.8        153.2          204.2          228.6
    Energy marketing cost of sales                     25.1         28.2         46.9         59.8           85.4           93.8
    Operating and administrative expenses             123.5        117.0        236.2        226.0          447.9          438.7
    Depreciation and amortization                      22.6         21.9         44.3         43.5           88.6           85.9
    Other income, net                                  (2.3)        (4.0)        (6.1)        (8.3)         (10.5)         (19.3)
                                                 ----------   ----------   ----------   ----------     ----------     ----------
                                                      385.2        390.6        697.4        784.2        1,182.7        1,317.6
                                                 ----------   ----------   ----------   ----------     ----------     ----------

Operating income                                      114.0         97.7        175.5        175.3          170.4          177.9
Interest expense                                      (20.9)       (21.5)       (42.1)       (42.9)         (83.6)         (83.5)
Minority interest in AmeriGas Partners                (23.2)       (17.7)       (30.6)       (28.8)         (10.7)         (10.2)
                                                 ----------   ----------   ----------   ----------     ----------     ----------
Income before income taxes and
    subsidiary preferred stock dividends               69.9         58.5        102.8        103.6           76.1           84.2
Income taxes                                          (32.0)       (26.6)       (46.5)       (46.2)         (34.7)         (37.0)
Dividends on UGI Utilities Series
    Preferred Stock                                    (0.4)        (0.7)        (0.8)        (1.4)          (1.6)          (2.8)
                                                 ----------   ----------   ----------   ----------     ----------     ----------
Net income                                       $     37.5   $     31.2   $     55.5   $     56.0     $     39.8     $     44.4
                                                 ==========   ==========   ==========   ==========     ==========     ==========
Earnings per share:
    Basic                                        $     1.15   $     0.95   $     1.69   $     1.70     $     1.21     $     1.35
                                                 ==========   ==========   ==========   ==========     ==========     ==========

    Diluted                                      $     1.14   $     0.94   $     1.69   $     1.69     $     1.21     $     1.34
                                                 ==========   ==========   ==========   ==========     ==========     ==========

Average common shares outstanding:
    Basic                                            32.733       33.059       32.795       32.992         32.873         32.979
                                                 ==========   ==========   ==========   ==========     ==========     ==========

    Diluted                                          32.773       33.248       32.855       33.183         32.958         33.139
                                                 ==========   ==========   ==========   ==========     ==========     ==========
Dividends declared per share                     $    0.365   $     0.36   $     0.73   $     0.72     $     1.46     $     1.44
                                                 ==========   ==========   ==========   ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                Six Months Ended    Twelve Months Ended
                                                                    March 31,            March 31,
                                                                ----------------    -------------------
                                                                1999       1998       1999       1998
                                                               ------     ------     ------     ------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                 $ 55.5     $ 56.0     $ 39.8     $ 44.4
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                            44.3       43.5       88.6       85.9
        Minority interest in AmeriGas Partners                   30.6       28.8       10.7       10.2
        Deferred income taxes, net                               (3.2)      (1.9)       8.8       (1.2)
        Other, net                                                6.0        4.4        6.5        8.9
                                                               ------     ------     ------     ------
                                                                133.2      130.8      154.4      148.2
        Net change in:
          Accounts receivable and accrued utility revenues      (96.6)     (68.6)      (6.0)      31.6
          Inventories and prepaid propane purchases              31.1       55.4       14.7       (5.0)
          Deferred fuel costs                                    12.2       11.7       (5.3)       2.4
          Accounts payable                                        0.1      (27.7)       4.3       (5.8)
          Other current assets and liabilities                   13.8       12.2       (3.6)       4.4
                                                               ------     ------     ------     ------
        Net cash provided by operating activities                93.8      113.8      158.5      175.8
                                                               ------     ------     ------     ------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment              (32.6)     (31.3)     (70.5)     (68.3)
    Net proceeds from disposals of assets                         2.2        3.8        6.3       10.1
    Acquisitions of businesses, net of cash acquired             (3.0)      (5.6)      (5.5)     (14.5)
    Investments in joint venture partnerships                    (4.9)      --         (6.9)      --
    Short-term investments (increase) decrease                   60.1       (4.6)      48.3      (47.4)
    Other, net                                                   (5.4)      (3.5)      (4.2)      38.9
                                                               ------     ------     ------     ------
        Net cash provided (used) by investing activities         16.4      (41.2)     (32.5)     (81.2)
                                                               ------     ------     ------     ------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                   (24.0)     (23.7)     (47.9)     (47.4)
    Distributions on Partnership public Common Units            (19.5)     (19.5)     (39.0)     (38.9)
    Issuance of long-term debt                                   73.0       48.0       83.0       69.2
    Repayment of long-term debt                                 (62.7)     (12.8)     (72.2)     (21.9)
    Propane bank loans increase (decrease)                       (5.0)     (28.0)       5.0       (7.0)
    UGI Utilities bank loans increase (decrease)                  4.4      (24.1)      29.9      (52.1)
    Issuance of treasury stock                                    2.1        6.0        4.6       11.5
    Redemption of UGI Utilities preferred stock                  --         --        (15.5)      --
    Repurchases of Common Stock                                 (16.9)      (4.1)     (24.1)     (15.5)
                                                               ------     ------     ------     ------
        Net cash used by financing activities                   (48.6)     (58.2)     (76.2)    (102.1)
                                                               ------     ------     ------     ------

Cash and cash equivalents increase (decrease)                  $ 61.6     $ 14.4     $ 49.8     $ (7.5)
                                                               ======     ======     ======     ======
Cash and cash equivalents:
    End of period                                              $128.2     $ 78.4     $128.2     $ 78.4
    Beginning of period                                          66.6       64.0       78.4       85.9
                                                               ------     ------     ------     ------
      Increase (decrease)                                      $ 61.6     $ 14.4     $ 49.8     $ (7.5)
                                                               ======     ======     ======     ======


During the twelve months ended March 31, 1999 and 1998, UGI Utilities, Inc. paid cash dividends to UGI of $34.0 and $12.6, respectively. During the twelve months ended March 31, 1999 and 1998, AmeriGas, Inc. paid cash dividends to UGI of $49.6 and $56.5, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $47.9 and $47.4, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)



1.       BASIS OF PRESENTATION

         UGI Corporation (UGI) is a holding company with three principal businesses. Our utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. (UGI Utilities). UGI Utilities owns and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. (AmeriGas Partners) and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." We also conduct an energy marketing business principally through our second-tier subsidiary, UGI Energy Services, Inc., a wholly owned subsidiary of UGI Enterprises, Inc. (Enterprises). Through other subsidiaries, Enterprises participates in propane joint-venture projects in Romania and China.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K, as amended, for the year ended September 30, 1998. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

         On October 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes net income and all other nonowner changes in equity. The Company's comprehensive income was not materially different from its net income for all periods presented.

2.       SEGMENT INFORMATION

         On October 1, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments as well as related disclosures about products and services, geographic areas, and major customers. In determining our reportable segments under the provisions of SFAS 131, we examined the way we organize our businesses for making operating decisions and assessing business performance. Based upon the guidance provided by SFAS 131, we have determined that the Company has four principal operating segments:
         (1) a propane business which distributes propane and related equipment and supplies to retail customers from locations in 46 states; (2) a gas utility operating in eastern Pennsylvania; (3) an electric utility operation which generates and distributes electricity to customers in two northeastern Pennsylvania counties; and (4) an energy marketing business principally involved in arranging the supply and transportation of natural gas and electricity to customers located primarily in the Middle Atlantic states.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.            SEGMENT INFORMATION (CONTINUED)


THREE MONTHS ENDED MARCH 31, 1999:

                                                                             Reportable Segments
                                                      Inter-     --------------------------------------------
                                                      segment                 Gas        Electric    Energy                  All
                                            Total     Elims.     Propane     utility     utility    marketing  Corporate    other
                                          -----------------------------------------------------------------------------------------
Revenues                                  $  499.2   $   (0.5)  $  304.9    $  147.6    $   20.1   $   26.6   $   --       $  0.5

Segment profit (loss):
      EBITDA                              $  136.6   $    2.7   $   89.0    $   44.0    $    5.0   $    0.6   $   (3.1)    $ (1.6)
      Depreciation and amortization          (22.6)      --        (16.7)       (4.8)       (1.1)      --         --         --
                                          -----------------------------------------------------------------------------------------
      Operating income (loss)                114.0        2.7       72.3        39.2         3.9        0.6       (3.1)      (1.6)
      Interest expense                       (20.9)      --        (16.4)       (3.8)       (0.6)      --         --         (0.1)
      Minority interest                      (23.2)      --        (23.2)       --          --         --         --         --
                                          -----------------------------------------------------------------------------------------
      Income (loss) before income taxes   $   69.9   $    2.7   $   32.7    $   35.4    $    3.3   $    0.6   $   (3.1)    $ (1.7)

Segment assets (at period end)            $2,149.0   $  (15.3)  $1,261.0    $  636.3    $   97.9   $   19.6   $  119.4     $ 30.1
                                          =========================================================================================
Investment in equity method investees     $    6.3   $   --     $   --      $   --      $   --     $   --     $   --       $  6.3
                                          =========================================================================================


THREE MONTHS ENDED MARCH 31, 1998:

                                                                        Reportable Segments
                                                          Inter-  -------------------------------------------
                                                         segment                 Gas       Electric  Energy                All
                                              Total       Elims.   Propane     utility     utility  marketing  Corporate   other
                                            ------------------------------------------------------------------------------------
Revenues                                    $  488.3    $  (0.8)  $  306.2    $  133.2    $  19.1   $   29.8  $   --      $  0.8

Segment profit (loss):
      EBITDA                                $  119.6    $   2.8   $   75.8    $   37.2    $   4.3   $    0.9  $   (1.4)   $ --
      Depreciation and amortization            (21.9)      --        (16.3)       (4.6)      (1.0)      --        --        --
                                            ------------------------------------------------------------------------------------
      Operating income (loss)                   97.7        2.8       59.5        32.6        3.3        0.9      (1.4)     --
      Interest expense                         (21.5)      --        (16.8)       (3.8)      (0.6)      --        --        (0.3)
      Minority interest                        (17.7)      --        (17.7)       --         --         --        --        --
                                            ------------------------------------------------------------------------------------
      Income (loss) before income taxes     $   58.5    $   2.8   $   25.0    $   28.8    $   2.7   $    0.9  $   (1.4)   $ (0.3)
                                            ====================================================================================
Segment assets (at period end)              $2,184.2    $ (15.9)  $1,333.9    $  618.1    $  87.8   $   21.1  $  115.3    $ 23.9
                                            ====================================================================================
Investment in equity method investees       $    1.4    $  --     $   --      $   --      $  --     $   --    $   --      $  1.4
                                            ====================================================================================

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.       SEGMENT INFORMATION (CONTINUED)


SIX MONTHS ENDED MARCH 31, 1999:

                                                                      Reportable Segments
                                                       Inter-   ------------------------------------------
                                                       segment               Gas        Electric  Energy                All
                                              Total     Elims.   Propane    utility     utility  marketing Corporate   other
                                            ---------------------------------------------------------------------------------
Revenues                                    $  872.9   $ (1.0)  $  542.7    $ 242.2    $  38.3   $  49.7   $  --      $   1.0

Segment profit (loss):
      EBITDA                                $  219.8   $  5.2   $  139.8    $  70.2    $   9.7   $   1.3   $  (4.0)   $  (2.4)
      Depreciation and amortization            (44.3)    --        (32.8)      (9.4)      (1.9)     (0.1)     --         (0.1)
                                            ---------------------------------------------------------------------------------
      Operating income (loss)                  175.5      5.2      107.0       60.8        7.8       1.2      (4.0)      (2.5)
      Interest expense                         (42.1)    --        (33.0)      (7.6)      (1.2)     --        --         (0.3)
      Minority interest                        (30.6)    --        (30.6)      --         --        --        --         --
                                            ---------------------------------------------------------------------------------
      Income (loss) before income taxes     $  102.8   $  5.2   $   43.4    $  53.2    $   6.6   $   1.2   $  (4.0)   $  (2.8)
                                            =================================================================================
Segment assets (at period end)              $2,149.0   $(15.3)  $1,261.0    $ 636.3    $  97.9   $  19.6   $ 119.4    $  30.1
                                            =================================================================================
Investment in equity method investees       $    6.3   $ --     $   --      $  --      $  --     $  --     $  --      $   6.3
                                            =================================================================================

SIX MONTHS ENDED MARCH 31, 1998:

                                                                       Reportable Segments
                                                         Inter-   -------------------------------------------
                                                         segment                 Gas      Electric   Energy                 All
                                              Total      Elims.    Propane     utility     utility  marketing   Corporate   other
                                            -------------------------------------------------------------------------------------
Revenues                                    $  959.5    $  (1.7)  $  609.1    $  250.1    $  37.7   $  62.6    $   --      $  1.7

Segment profit (loss):
      EBITDA                                $  218.8    $   5.4   $  135.9    $   69.0    $   8.1   $   1.4    $   (2.6)   $  1.6
      Depreciation and amortization            (43.5)      --        (32.4)       (9.0)      (1.9)     --          --        (0.2)
                                            -------------------------------------------------------------------------------------
      Operating income (loss)                  175.3        5.4      103.5        60.0        6.2       1.4        (2.6)      1.4
      Interest expense                         (42.9)      --        (33.8)       (7.6)      (1.1)     --          --        (0.4)
      Minority interest                        (28.8)      --        (28.8)       --         --        --          --        --
                                            -------------------------------------------------------------------------------------
      Income (loss) before income taxes     $  103.6    $   5.4   $   40.9    $   52.4    $   5.1   $   1.4    $   (2.6)   $  1.0
                                            =====================================================================================
Segment assets (at period end)              $2,184.2    $ (15.9)  $1,333.9    $  618.1    $  87.8   $  21.1    $  115.3    $ 23.9
                                            =====================================================================================
Investment in equity method investees       $    1.4    $  --     $   --      $   --      $  --     $  --      $   --      $  1.4
                                            =====================================================================================

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.       SEGMENT INFORMATION (CONTINUED)


TWELVE MONTHS ENDED MARCH 31, 1999:

                                                                       Reportable Segments
                                                         Inter-   -------------------------------------------
                                                         segment                 Gas      Electric  Energy                 All
                                              Total      Elims.     Propane    utility     utility  marketing  Corporate  other
                                            ------------------------------------------------------------------------------------
Revenues                                    $1,353.1   $   (2.3)  $  848.0    $  342.3    $  72.7   $   90.1   $  --      $  2.3

Segment profit (loss):
      EBITDA                                $  259.0   $   10.5   $  157.2    $   84.2    $  15.2   $    2.0   $  (6.3)   $ (3.8)
      Depreciation and amortization            (88.6)      --        (65.8)      (18.6)      (3.9)      (0.2)     --        (0.1)
                                            ------------------------------------------------------------------------------------
      Operating income (loss)                  170.4       10.5       91.4        65.6       11.3        1.8      (6.3)     (3.9)
      Interest expense                         (83.6)      --        (65.3)      (15.3)      (2.4)      --        --        (0.6)
      Minority interest                        (10.7)      --        (10.7)       --         --         --        --        --
                                            ------------------------------------------------------------------------------------
      Income (loss) before income taxes     $   76.1   $   10.5   $   15.4    $   50.3    $   8.9   $    1.8   $  (6.3)   $ (4.5)
                                            ====================================================================================
Segment assets (at period end)              $2,149.0   $  (15.3)  $1,261.0    $  636.3    $  97.9   $   19.6   $ 119.4    $ 30.1
                                            ====================================================================================
Investment in equity method investees       $    6.3   $   --     $   --      $   --      $  --     $   --     $  --      $  6.3
                                            ====================================================================================


TWELVE MONTHS ENDED MARCH 31, 1998:

                                                                      Reportable Segments
                                                         Inter-   --------------------------------------------
                                                         segment                Gas        Electric   Energy                  All
                                             Total       Elims.   Propane      utility     utility   marketing  Corporate    other
                                            --------------------------------------------------------------------------------------
Revenues                                    $1,495.5   $   (3.4)  $  955.6    $  370.1    $  71.5   $   98.3   $   --      $   3.4

Segment profit (loss):
      EBITDA                                $  263.8   $   11.7   $  154.9    $   81.7    $  14.2   $    2.0   $   (6.2)   $   5.5
      Depreciation and amortization            (85.9)      --        (64.5)      (16.9)      (4.1)      --         (0.1)      (0.3)
                                            --------------------------------------------------------------------------------------
      Operating income (loss)                  177.9       11.7       90.4        64.8       10.1        2.0       (6.3)       5.2
      Interest expense                         (83.5)      --        (65.8)      (14.5)      (2.4)      --         --         (0.8)
      Minority interest                        (10.2)      --        (10.2)       --         --         --         --         --
                                            --------------------------------------------------------------------------------------
      Income (loss) before income taxes     $   84.2   $   11.7   $   14.4    $   50.3    $   7.7   $    2.0   $   (6.3)   $   4.4
                                            ======================================================================================
Segment assets (at period end)              $2,184.2   $  (15.9)  $1,333.9    $  618.1    $  87.8   $   21.1   $  115.3    $  23.9
                                            ======================================================================================
Investment in equity method investees       $    1.4   $   --     $   --      $   --      $  --     $   --     $   --      $   1.4
                                            ======================================================================================

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $48 million at March 31, 1999. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

         UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various manufactured gas plant sites.

         In addition to these environmental matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position. However, such damages or settlements could be material to operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

4.       UGI PROPOSED MERGER WITH UNISOURCE WORLDWIDE, INC.

         On March 1, 1999, UGI and Unisource Worldwide, Inc. (Unisource) announced that their boards of directors had approved a definitive merger agreement for a stock-for-stock transaction. Under the merger agreement, Unisource would be merged with a wholly owned subsidiary of UGI and UGI would exchange 0.566 common shares of UGI common stock for each common share of Unisource. It is estimated that UGI would issue up to approximately 40 million shares of UGI common stock in the merger. The acquisition of Unisource is subject to the approval of Unisource's shareholders. The issuance of UGI common stock to effect the merger is subject to the approval of UGI shareholders. In addition, the merger is subject to customary regulatory approvals. In

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         connection with the merger, UGI announced its intention to sell UGI Utilities; reduce its annual dividend to $.75 per common share from $1.46; and repurchase up to 6.6 million shares of UGI Common Stock.

         On May 10, 1999, Unisource announced that it had received an unsolicited written proposal from Georgia-Pacific Corporation (Georgia-Pacific) to acquire Unisource at a price of $12.00 per share in cash and that the Unisource board of directors had authorized management to begin discussions with Georgia-Pacific concerning its proposal. The UGI-Unisource merger transaction is pending.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 1999 (1999 three-month period) with the three months ended March 31, 1998 (1998 three-month period); (2) the six months ended March 31, 1999 (1999 six-month period) with the six months ended March 31, 1998 (1998 six-month period); and (3) the twelve months ended March 31, 1999 (1999 twelve-month period) with the twelve months ended March 31, 1998 (1998 twelve-month period). Our results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements. Although the adoption of SFAS 131 did not change the operating segments we disclose, certain of our segments' operating results now include billed UGI corporate overhead costs.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

PROPANE

                                                                Increase
Three Months Ended March 31,       1999         1998           (Decrease)
----------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions      284.8       265.7        19.1        7.2%
Heating degree days - % warmer
   than normal                      (11.0)      (14.0)       --         --
Revenues                           $304.9      $306.2      $ (1.3)       (.4)%
Total margin                       $176.1      $159.4      $ 16.7       10.5%
Operating income                   $ 72.3      $ 59.5      $ 12.8       21.5%
EBITDA (a)                         $ 89.0      $ 75.8      $ 13.2       17.4%
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

Retail and wholesale volumes of propane sold during the 1999 three-month period increased due to slightly colder weather and growth in our customer base. Based upon degree day information obtained from the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the three months ended March 31, 1999 was 11.0% warmer than normal but 3.5% colder than the same period last year.

Total revenues from retail propane sales decreased $.8 million to $259.5 million during the 1999 three-month period reflecting a $19.6 million decrease in average retail propane selling prices

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

partially offset by an $18.8 million increase as a result of the higher volumes sold. Wholesale propane revenues declined $2.5 million to $24.8 million during the three months ended March 31, 1999 due to a $5.1 million decrease from lower average selling prices partially offset by a $2.6 million increase from greater volumes sold. The lower average retail and wholesale selling prices reflect lower propane product costs. Other revenues increased $2.0 million to $20.6 million principally due to higher terminal and appliance sales revenues.

Total margin increased $16.7 million in the 1999 three-month period primarily as a result of the greater retail propane volumes sold and, to a lesser extent, higher average retail propane unit margin. The higher average retail unit margin reflects lower propane product costs during the three months ended March 31, 1999.

The increases in EBITDA and operating income during the 1999 three-month period principally reflect the increase in total margin partially offset by moderately higher operating expenses. Operating expenses of the Partnership were $88.7 million during the 1999 three-month period compared with $85.6 million in the same period last year. The increase in operating expenses principally resulted from higher payroll costs, a portion of which is associated with the increase in retail volumes sold.

UTILITIES


Three Months Ended March 31,                 1999         1998           Increase
-------------------------------------------------------------------------------------
(Millions of dollars)

GAS UTILITY:
     Natural gas system throughput - bcf       29.1        25.9         3.2      12.4%
     Heating degree days - % warmer
        than normal                            (8.4)      (24.0)       --        --
     Revenues                                $147.6      $133.2      $ 14.4      10.8%
     Total margin (a)                        $ 63.2      $ 56.2      $  7.0      12.5%
     Operating income                        $ 39.2      $ 32.6      $  6.6      20.2%
     EBITDA (b)                              $ 44.0      $ 37.2      $  6.8      18.3%

ELECTRIC UTILITY:
     Electric sales - gwh                     255.2       237.2        18.0       7.6%
     Revenues                                $ 20.1      $ 19.1      $  1.0       5.2%
     Total margin (a)                        $ 10.2      $  9.3      $   .9       9.7%
     Operating income                        $  3.9      $  3.3      $   .6      18.2%
     EBITDA (b)                              $  5.0      $  4.3      $   .7      16.3%
-------------------------------------------------------------------------------------

         bcf - billions of cubic feet.  gwh - millions of kilowatt hours.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(a) Gas and Electric utilities' total margin represents total revenues less cost of sales and revenue-related taxes.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

GAS UTILITY. Weather in the Gas Utility service area in the 1999 three-month period was 8.4% warmer than normal but 20.6% colder than in the comparable prior-year period. Total system throughput increased 3.2 bcf (12.4%) including a
2.0 bcf (16.3%) increase in throughput to our firm- residential, commercial and industrial (collectively, "core market") customers and a 1.3 bcf increase in delivery service volumes. Part of the increase in firm delivery service throughput resulted from some of our industrial core market customers switching to firm delivery service. Under delivery service tariffs, we record revenues for the transportation of gas through our distribution system but not for the gas itself.

The increase in Gas Utility's total revenues in the 1999 three-month period is due principally to a $13.5 million increase in core market revenues. These increases were primarily a result of the higher volumes sold to our core market residential and commercial customers. Cost of gas sold was $78.4 million in the 1999 three-month period, an increase of $6.7 million over the 1998 three-month period, principally reflecting the increase in core market sales.

Gas Utility total margin for the 1999 three-month period increased $7.0 million (12.5%) resulting from (1) a $5.7 million increase in margin from core market customers and (2) a $2.0 million increase in margin from firm delivery service customers. Total margin from our interruptible customers, who have the ability to switch to alternate fuels, principally oil, decreased $.7 million. The lower interruptible margins in the 1999 three-month period were a result of oil prices declining relative to natural gas prices.

As a result of the higher core market and delivery service total margin, Gas Utility operating income and EBITDA for the 1999 three-month period increased $6.5 million and $6.8 million, respectively. Operating and administrative expenses (excluding revenue-related taxes which are included in the analysis of margin above) were comparable with the prior-year period.

ELECTRIC UTILITY. Total electric sales in the 1999 three-month period increased
18.0 gwh (7.6%) reflecting the impact of colder weather in the Electric Utility service territory. Although the terms of our Electric Utility Restructuring Order permit all of our customers to choose their electricity supplier effective January 1, 1999, less than 5% of our sales during the 1999 three-month period represents electricity we distributed for alternate suppliers.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In accordance with its June 19, 1998 Restructuring Order, in January 1999 Electric Utility began charging customers unbundled rates for generation, transmission and distribution services, and a competitive transition charge
(CTC) for the recovery of stranded costs. The increase in Electric Utility revenues reflects the higher 1999 three-month period total sales partially offset by lower revenues from customers who purchased electricity from other suppliers. Because these customers buy their electricity from others, we record revenues for distributing the electricity over our wires but we do not record revenues related to the electricity itself. Electric Utility cost of sales was $9.0 million in the 1999 three-month period, virtually unchanged from the prior-year period, as the impact of the higher sales was offset by lower per unit purchased power costs.

Electric Utility's total margin increased $.9 million reflecting (1) the impact of the higher sales and (2) lower per unit purchased power costs. Electric Utility operating income and EBITDA increased during the 1999 three-month period as a result of the higher total margin partially offset by slightly higher operating expenses.

ENERGY MARKETING

Three Months Ended March 31,       1999      1998          Decrease
----------------------------------------------------------------------
(Millions of dollars)
Revenues                           $26.6     $29.8     $(3.2)    (10.7)%
Total margin                       $ 1.5     $ 1.6     $ (.1)     (6.3)%
Operating income                   $  .6     $  .9     $ (.3)    (33.3)%
EBITDA                             $  .6     $  .9     $ (.3)    (33.3)%
----------------------------------------------------------------------

Total revenues from energy marketing in the 1999 three-month period decreased principally as a result of lower average gas prices. Billed volumes were slightly higher in the 1999 three-month period due in part to cooler weather. Operating income and EBITDA decreased $.3 million from the 1998 three-month period as a result of higher operating and administrative expenses and slightly lower total margin.

CORPORATE AND OTHER

Corporate expenses, net, which consists of corporate overhead expenses net of interest income, were $(3.1) million during the 1999 three-month period compared with $(1.4) million during the 1998 three-month period. The increase in net corporate expenses is a result of expenses related to UGI's proposed merger with Unisource Worldwide, Inc. (Unisource).

Other activities' operating loss was $(1.6) million in the 1999 three-month period. The 1999 three-month period loss primarily reflects due diligence expenses associated with international propane business opportunities and start-up costs of Enterprises' retail hearth products business.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result of our proposed merger with Unisource, we suspended our international propane due diligence activities.

1999 SIX-MONTH PERIOD COMPARED WITH 1998 SIX-MONTH PERIOD

PROPANE

                                                               Increase
Six Months Ended March 31,          1999        1998         (Decrease)
----------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions      505.5       514.3        (8.8)      (1.7)%
Heating degree days - % warmer
   than normal                      (11.0)       (7.5)       --         --
Revenues                           $542.7      $609.1      $(66.4)     (10.9)%
Total margin                       $309.4      $299.1      $ 10.3        3.4%
Operating income                   $107.0      $103.5      $  3.5        3.4%
EBITDA                             $139.8      $135.9      $  3.9        2.9%
----------------------------------------------------------------------------

Retail volumes of propane sold were slightly lower in the 1999 six-month period primarily as a result of a significant decline in agricultural gallons, due to a dry autumn which reduced demand for crop drying, and the effects of warmer heating-season weather. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., weather during the six months ended March 31, 1999 was 11.0% warmer than normal and 3.8% warmer than the same period last year. The decrease in retail volumes resulting from the lower agricultural sales and the warmer weather was partially offset by the effects of an increase in the number of customers we serve. Wholesale volumes sold during the 1999 six-month period decreased primarily from reduced sales of storage inventories.

Total revenues from retail propane sales declined $47.4 million to $453.2 million during the 1999 six-month period reflecting (1) a $38.8 million decrease as a result of lower average retail propane selling prices and (2) an $8.6 million decrease from the lower retail volumes sold. Wholesale propane revenues decreased $21.4 million to $43.2 million reflecting (1) a $12.9 million decrease from lower volumes sold and (2) an $8.5 million decrease as a result of lower average wholesale selling prices. The decline in average retail and wholesale selling prices resulted from lower propane product costs. Other revenues increased $2.4 million to $46.3 million in the 1999 six-month period principally due to greater appliance sales, terminal revenues and various fees.

Total margin increased $10.3 million in the 1999 six-month period, notwithstanding the lower volumes sold, principally due to (1) higher average retail propane unit margin and (2) greater margin from other sales and services including appliance sales and terminal operations. Average retail propane unit margin was greater during the six months ended March 31, 1999 as a result of

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the lower propane product costs and, to a lesser extent, a greater proportion of higher margin residential heating gallons.

EBITDA and operating income increased during the six months ended March 31, 1999 principally reflecting the increase in total margin partially offset by higher operating expenses. Operating and administrative expenses of the Partnership were $172.3 million during the 1999 six-month period compared with $166.4 million in the prior-year period. The increase in operating expenses is principally due to (1) higher compensation and benefit expenses, (2) an increase in vehicle repair and lease expense and (3) higher expenses associated with acquisitions and new business activities. These increases were partially offset by a reduction in general liability insurance expense.

UTILITIES

                                                                         Increase
Six Months Ended March 31,                     1999       1998          (Decrease)
--------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf       49.4        48.5          .9        1.9%
     Heating degree days - % warmer
        than normal                           (12.0)      (14.8)       --         --
     Revenues                                $242.2      $250.1      $ (7.9)      (3.2)%
     Total margin                            $106.4      $104.8      $  1.6        1.5%
     Operating income                        $ 60.8      $ 60.0      $   .8        1.3%
     EBITDA                                  $ 70.2      $ 69.0      $  1.2        1.7%

ELECTRIC UTILITY:
     Electric sales - gwh                     478.4       464.9        13.5        2.9%
     Revenues                                $ 38.3      $ 37.7      $   .6        1.6%
     Total margin                            $ 20.0      $ 18.2      $  1.8        9.9%
     Operating income                        $  7.8      $  6.2      $  1.6       25.8%
     EBITDA                                  $  9.7      $  8.1      $  1.6       19.8%
--------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1999 six-month period was 12.0% warmer than normal compared with weather that was 14.8% warmer than normal in the prior-year period. As a result of the slightly colder weather and an increase in total customers, system throughput increased .9 bcf (1.9%).

The decrease in Gas Utility revenues in the 1999 six-month period is principally due to decreases in revenues from off-system sales, core-market industrial customers, and retail interruptible customers. These decreases were partially offset by an increase in revenues from firm delivery

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

service customers. Gas Utility's cost of gas was $126.1 million, a decrease of $9.2 million from the prior-year period, reflecting the decline in off-system sales and lower purchased gas cost rates.

The increase in the 1999 six-month period total margin principally resulted from
(1) a $2.3 million increase in margin from core market residential and commercial customers and (2) a $2.2 million increase in margin from firm delivery service customers. These margin increases were partially reduced by (1) a $1.6 million decline in margin from core market industrial customers (due in large part to customers switching to firm delivery service) and (2) a $1.2 million decrease in margin from interruptible customers. The decline in margin from interruptible customers resulted from a decline in oil prices relative to natural gas prices.

Gas Utility operating income and EBITDA were slightly higher in the 1999 six-month period reflecting the increase in total margin. Total operating and administrative expenses, excluding revenue-related taxes, were essentially unchanged from the prior-year period. Operating expenses in the 1999 six-month period reflect lower accruals for uncollectible accounts and medical benefits while operating expenses in the 1998 six-month period are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales were 13.5 gwh (2.9%) higher in the 1998 six-month period on weather that was 2.0% colder than last year. Notwithstanding the colder weather, temperatures were 6.5% warmer than normal in the 1999 six-month period.

Electric Utility revenues increased $.6 million in the 1999 six-month period as a result of the higher total sales. The increase in total revenues resulting from the greater total sales was partially reduced by lower revenues from Electric Utility customers who purchase the electric generation portion of their electric service from other suppliers. Electric Utility cost of sales was $16.7 million, a decline of $1.2 million from the prior-year period, as the impact of the higher sales was more than offset by lower per unit purchased power costs.

Electric Utility's total margin increased $1.8 million (9.9%) in the 1999 six-month period reflecting the impact of (1) the lower per unit purchased power costs and (2) the higher sales. Operating income and EBITDA were also higher principally due to the increase in total margin.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ENERGY MARKETING

                                                      Increase
Six Months Ended March 31,    1999      1998         (Decrease)
------------------------------------------------------------------
(Millions of dollars)
Revenues                      $49.7     $62.6     $(12.9)    (20.6)%
Total margin                  $ 2.8     $ 2.7     $  .1        3.7%
Operating income              $ 1.2     $ 1.4     $ (.2)     (14.3)%
EBITDA                        $ 1.3     $ 1.4     $ (.1)      (7.1)%
------------------------------------------------------------------

Total revenues from energy marketing in the 1999 six-month period decreased principally as a result of lower average gas prices and a decline in billed volumes. The decrease in billed volumes reflects the effects of warmer weather during the 1999 six-month period. Operating income and EBITDA from energy marketing during the 1999 six-month period decreased slightly from the prior-year period reflecting higher operating and administrative expenses.

CORPORATE AND OTHER

Corporate expenses, net, were $(4.0) million in the 1999 six-month period compared with $(2.6) million in the 1998 six-month period. The increase in net corporate expenses principally reflects expenses associated with UGI's proposed merger with Unisource.

Other activities' operating loss was $(2.5) million in the 1999 six-month period compared with other activities' operating income of $1.4 million in the prior-year period. The operating loss in the 1999 six-month period reflects due diligence expenses related to international propane business opportunities and start-up costs of Enterprises' retail hearth products business. As a result of our proposed merger with Unisource, we suspended our international propane due diligence activities. Other operating income in the 1998 six-month period includes a $1.2 million pretax gain from the sale of UTI Energy Corp. (UTI) common stock.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

PROPANE


                                                                Increase
Twelve Months Ended March 31,       1999       1998            (Decrease)
-----------------------------------------------------------------------------
(Millions of dollars)

Retail gallons sold - millions      776.5       802.4       (25.9)       (3.2)%
Heating degree days - % warmer
   than normal                      (11.7)       (4.9)       --          --
Revenues                           $848.0      $955.6      $(107.6)     (11.3)%
Total margin                       $480.9      $465.7      $ 15.2         3.3%
Operating income                   $ 91.4      $ 90.4      $  1.0         1.1%
EBITDA                             $157.2      $154.9      $  2.3         1.5%
-----------------------------------------------------------------------------

We sold fewer retail gallons of propane in the 1999 twelve-month period due to the effects of warmer temperatures. Based upon degree day information provided by NOAA for 335 airports in the continental U.S., temperatures during the 1999 twelve-month period were 11.7% warmer than normal and 7.1% warmer than the 1998 twelve-month period. Wholesale volumes of propane sold were lower in the 1999 twelve-month period due to reduced sales of storage inventories.

Total retail propane revenues declined $75.7 million to $698.7 million in the twelve months ended March 31, 1999. The decrease reflects (1) a $50.7 million decrease as a result of lower average retail propane selling prices and (2) a $25.0 million reduction due to the lower volumes of propane sold. Wholesale propane revenues declined $33.3 million to $67.2 million in the 1999 twelve-month period due to (1) a $19.9 million reduction from the lower volumes sold and (2) a $13.4 million decrease as a result of lower average wholesale selling prices. The lower average retail and wholesale selling prices reflect significantly lower propane product costs. Other revenues increased $1.3 million to $82.1 million in the 1999 twelve-month period.

Total margin increased $15.2 million in the 1999 twelve-month period, notwithstanding the decline in retail volumes, principally due to (1) higher average retail unit margins and (2) higher margins from other sales and services including appliance sales, terminal operations and various fees.

The increase in EBITDA and operating income for the 1999 twelve-month period primarily reflects the increase in total margin partially offset by (1) an $8.0 million increase in operating and administrative expenses and (2) a $4.0 million decrease in other income. Operating and administrative expenses of the Partnership were $326.1 million during the 1999 twelve-month period compared with $318.1 million in the same period last year. The increase in operating expenses primarily reflects (1) an increase in compensation and benefits expenses, (2) higher

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

incremental expenses associated with acquisitions and new business activities (including start-up locations and our PPX Prefilled Propane Xchange(R) program), and (3) higher vehicle lease costs. These increases were partially offset by lower accruals for uncollectible accounts. The Partnership's other income in the 1999 twelve-month period includes a $4.0 million loss from two interest rate protection agreements associated with an anticipated refinancing of the Operating Partnership's Acquisition Facility in late fiscal 1998. When we postponed the refinancing due to volatility in the corporate debt markets in the fourth quarter of fiscal 1998, we recorded a loss on the interest rate protection agreements because they no longer qualified for hedge accounting treatment.

UTILITIES

                                                                          Increase
Twelve Months Ended March 31,                 1999       1998            (Decrease)
--------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf       75.8        76.3         (.5)       (.7)%
     Heating degree days - % warmer
        than normal                           (13.8)      (11.5)       --         --
     Revenues                                $342.3      $370.1      $(27.8)      (7.5)%
     Total margin                            $158.7      $160.7      $ (2.0)      (1.2)%
     Operating income                        $ 65.6      $ 64.8      $   .8        1.2%
     EBITDA                                  $ 84.2      $ 81.7      $  2.5        3.1%

ELECTRIC UTILITY:
     Electric sales - gwh                     889.9       861.1        28.8        3.3%
     Revenues                                $ 72.7      $ 71.5      $  1.2        1.7%
     Total margin                            $ 35.7      $ 35.2      $   .5        1.4%
     Operating income                        $ 11.3      $ 10.1      $  1.2       11.9%
     EBITDA                                  $ 15.2      $ 14.2      $  1.0        7.0%
--------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory was 13.8% warmer than normal in the 1999 twelve-month period, slightly warmer than the 11.5% warmer than normal temperatures experienced in the 1998 twelve-month period. As a result, total system throughput declined a modest .5 bcf (.7%).

The decrease in Gas Utility's revenues principally reflects (1) a $17.3 million decrease in revenues from core market customers, principally industrial customers, (2) a $10.4 million decrease in revenues from off-system sales and
(3) a $3.0 million decrease in revenues from interruptible retail customers. These decreases were partially offset by a $3.0 million increase in revenues from firm delivery service customers. Cost of gas sold for the 1999 twelve-month period was $170.5

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


million, a decrease of $24.8 million. The decline is a result of the lower off-system sales and lower sales to core market customers.

The decrease in 1999 twelve-month period total margin reflects (1) a $2.8 million decline in margin from our core market industrial customers due in large part to customers switching to delivery service and (2) a $2.1 million decline in total margin from interruptible customers reflecting a less favorable spread between natural gas and oil prices. These decreases were partially offset by (1) a $2.5 million increase in total margin from firm delivery service customers and
(2) slightly higher core market residential margin.

Operating income and EBITDA in the 1999 twelve-month period were higher than in the 1998 twelve-month period, notwithstanding the lower total margin, reflecting
(1) lower operating and administrative costs and (2) a $.6 million increase in other income. Gas Utility's operating and administrative expenses, excluding revenue-related taxes, were $3.7 million lower in the 1999 twelve-month period reflecting (1) the absence of charges for environmental matters recorded in the 1998 twelve-month period, (2) lower distribution system maintenance expenses, and (3) lower accruals for uncollectible accounts. Operating expenses in the 1998 twelve-month period are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales during the 1999 twelve-month period were higher than the prior year reflecting the effects of (1) slightly colder heating-season weather, (2) the warmer summer's effect on electricity used for air conditioning, and (3) an increase in customers. Electric Utility revenues increased $1.2 million as the effect of the higher sales was partially offset by the impact of customers choosing alternate suppliers for the electric generation component of their electric service.

Electric Utility cost of sales was $33.8 million in the 1999 twelve-month period, an increase of $.6 million, reflecting the increase in total sales partially offset by lower per unit purchased power costs. Electric Utility operating income and EBITDA were also higher in the 1999 twelve-month period reflecting the higher total margin and higher other income.

ENERGY MARKETING

                                                          Increase
Twelve Months Ended March 31,      1999       1998       (Decrease)
----------------------------------------------------------------------
(Millions of dollars)

Revenues                           $90.1     $98.3     $(8.2)     (8.3)%
Total margin                       $ 4.7     $ 4.5     $  .2       4.4%
Operating income                   $ 1.8     $ 2.0     $ (.2)    (10.0)%
EBITDA                             $ 2.0     $ 2.0     $--           --%
----------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total revenues from energy marketing in the 1999 twelve-month period decreased $8.2 million principally as a result of lower average gas prices. Operating income decreased $.2 million in the 1999 twelve-month period as the slightly higher total margin was more than offset by an increase in depreciation and operating expenses.

CORPORATE AND OTHER

Corporate expenses, net, were $(6.3) million in the 1999 and 1998 twelve-month periods. Higher 1999 twelve-month period expenses related to UGI's proposed merger with Unisource were offset by lower corporate expenses and higher interest income on temporary cash investments.

Other activities' operating loss was $(3.9) million in the 1999 twelve-month period compared to other activities' operating income of $5.2 million in the prior-year period. The 1999 twelve-month period loss includes expenses related to international propane business opportunities and start-up costs of Enterprises' retail hearth products business. The 1998 twelve-month period operating income includes $4.7 million in pretax gains from the sale of UTI common stock.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $992.8 million at March 31, 1999 compared with $982.8 million at September 30, 1998. The increase in debt principally reflects the net effects of (1) the issuance of $70 million of Series D First Mortgage Notes by the Operating Partnership and (2) the repayment of $60 million of borrowings under the Operating Partnership's Acquisition Facility.

During the six months ended March 31, 1999, the Partnership declared and paid the minimum quarterly distribution of $.55 (the "MQD") on all limited partner units and the general partner interests for the quarters ended September 30, 1998 and December 31, 1998. The MQD for the quarter ended March 31, 1999 will be paid on May 18, 1999 to holders of record on May 10, 1999 of all Common and Subordinated units. The ability of the Partnership to continue to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

The Amended and Restated Agreement of Limited Partnership of AmeriGas Partners provides that a total of 4,945,537 Subordinated Units may convert into Common Units on the first day after the distribution record date for any quarter ending on or after March 31, 1998, and an additional 4,945,537

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash generation based requirements are met. All of the Partnership's Subordinated Units are held by AmeriGas Propane, Inc., general partner of AmeriGas Partners (General Partner), and its wholly owned subsidiary, Petrolane. Because the required cash generation based objectives were achieved at March 31, 1999, a total of 9,891,074 Subordinated Units will convert to Common Units on May 18, 1999. The remaining 9,891,072 Subordinated Units are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation based requirements are met.

CASH FLOWS

Our consolidated cash and short-term investments totaled $149.9 million at March 31, 1999 compared with $148.4 million at September 30, 1998. These amounts include $111.4 million and $120.5 million, respectively, of cash and short-term investments held by UGI. Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 1999 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities during the six months ended March 31, 1999 totaled $93.8 million compared with $113.8 million during the prior-year period. Changes in operating working capital during the six months ended March 31, 1999 required $39.4 million of operating cash flow while changes in operating working capital during the six months ended March 31, 1998 required $17.0 million of operating cash flow. Cash flow from operating activities before changes in operating working capital was $133.2 million in the six months ended March 31, 1999 compared with $130.8 million of cash flow in the prior-year period.

INVESTING ACTIVITIES. Cash provided by investing activities during the six months ended March 31, 1999 totaled $16.4 million compared with net cash used by investing activities of $(41.2) million in the prior-year period. Cash from changes in short-term investments was $60.1 million in the 1999 six-month period compared with $(4.6) million in the prior-year period. We spent $32.6 million for property, plant and equipment during the six months ended March 31, 1999 compared with $31.3 million in the same period last year. During the 1999 six-month period, we invested $4.9 million in our propane joint venture in China.

FINANCING ACTIVITIES. During the six months ended March 31, 1999 and 1998, we paid cash dividends on Common Stock of $24.0 million and $23.7 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as the Common and Subordinated units we own.) During the six months ended March 31, 1999 and 1998, the Company received proceeds of $2.1 million and $6.0 million, respectively, from issuances of its Common Stock in conjunction with dividend reinvestment and employee plans. During the six months ended March 31, 1999, UGI repurchased

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$16.9 million of its Common Stock. During the six months ended March 31, 1998, UGI repurchased $4.1 million of its Common Stock.

During the six months ended March 31, 1999, we repaid $60.0 million of borrowings under the Operating Partnership's Acquisition Facility. In the 1998 six-month period, we made long-term debt repayments totaling $12.8 million. On March 31, 1999, the Operating Partnership issued $70 million of ten-year Series D First Mortgage Notes the proceeds of which were used principally to repay outstanding borrowings under its Acquisition and Revolving Credit facilities. During the six months ended March 31, 1998, we issued $48 million of long-term debt including (1) $35 million of UGI Utilities' medium-term notes and (2) $13 million under the Operating Partnership's Acquisition Facility.

During the six months ended March 31, 1999 and 1998, the Operating Partnership made net repayments of $5 million and $28 million, respectively, under its Revolving Credit Facility. During the six months ended March 31, 1999, UGI Utilities had net borrowings of $4.4 million under its revolving credit agreements compared with net repayments of $24.1 million in the same period a year ago.

PROPOSED NATURAL GAS CUSTOMER CHOICE LEGISLATION

In March of 1999, proposed legislation was introduced in both houses of the Pennsylvania General Assembly which would extend to all Pennsylvania gas customers the right to choose their natural gas supplier. Senate Bill No. 601 (introduced on March 15, 1999) and House Bill No. 937 (introduced on March 17,
1999) (collectively, the "Competition Bills") contain identical language crafted by a legislative collaborative conducted under the auspices of the Governor of Pennsylvania. The Company was an active participant in this collaborative process and supports the legislation if it is passed in conjunction with companion bills that would repeal Pennsylvania's gross receipts tax on natural gas service. The Company believes that it is likely that natural gas customer choice legislation will be enacted by the Pennsylvania General Assembly in the summer of 1999.

The Competition Bills would give all Pennsylvania natural gas consumers the right to choose their natural gas commodity supplier by November 1, 1999. The Pennsylvania Public Utility Commission (PUC) would have the right to extend this deadline for a period of up to eight months. Each Pennsylvania local distribution company (LDC) would be required to file a restructuring plan with the PUC which would be acted upon no later than nine months after the filing date.

The Competition Bills avoid the need for recovery of stranded costs associated with interstate pipeline contracts. The Competition Bills would permit each LDC to require energy marketers serving customers on its system to accept an assignment of an appropriate amount of the LDC's interstate pipeline capacity. After July 1, 2002, an energy marketer could petition the PUC to avoid such an assignment, but the PUC could not grant the request unless the LDC is assured of full recovery of interstate pipeline capacity costs. Energy marketers and customers would be given

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the opportunity to replace expiring contracts or to meet increased system requirements. Approximately 75% of the Company's existing pipeline contract capacity commitments will expire by the end of 2003.

YEAR 2000 MATTERS

The Year 2000 ("Y2K") issue is a result of computer programs being written using two digits (rather than four) to identify and process a year in a date field. Computer programs, computer-controlled systems and equipment with embedded software may recognize date fields using "00" as the year 1900 rather than the year 2000. If uncorrected, miscalculations and possible computer-based system failures could result which might disrupt business operations. We are designating the following information as our "Year 2000 Readiness Disclosure."

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and developed a program to modify those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition, the PUC ordered that all Pennsylvania utilities' mission critical systems must be Y2K compliant by March 31, 1999.

Those systems that we assessed included (1) our information technology ("IT") systems such as computer hardware and software we use in the operation of our business and (2) our non-IT systems that contain embedded systems with potentially date sensitive components such as micro-controllers contained in various equipment and facilities. Among these systems are our customer information and data systems; our financial systems including payroll and our propane fuel accounting, supply and transportation system; and our Gas Utility and Electric Utility distribution control systems. In order to identify and modify those systems that we determined were not Y2K compliant, we used internal resources as well as outside consultants and vendor representatives. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers.

As of March 31, 1999, AmeriGas Partners has successfully modified or replaced all of its critical IT and non-IT systems that were not Y2K compliant. Gas Utility and Electric Utility have successfully modified and tested all of their critical IT and non-IT systems that were not Y2K compliant except for Electric Utility's System Control and Data Acquisition (SCADA) system. We anticipate replacing this system with a Y2K compliant system by July 31, 1999.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

party providers, including suppliers of interstate transportation capacity, natural gas producers and electricity interchange providers. Although none of our products or services are of themselves date sensitive, as a diversified energy distribution company with operations throughout the United States, we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed or are in the process of developing contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. Gas Utility and Electric Utility have completed their contingency plans. AmeriGas Partners anticipates that its contingency plans will be completed by June 30, 1999.

In addition, there are other Y2K risks which are beyond our control, any of which could have a material adverse impact on our operations. Such risks include, but are not limited to, the failure of utility and telecommunications companies to provide service and the failure of financial institutions to process transactions.

Incremental costs associated with our Y2K efforts, which we expense as incurred, have not had a material effect on our results of operations. Because our Y2K compliance program is substantially complete, we do not expect future costs will be significant.

PROPOSED MERGER WITH UNISOURCE WORLDWIDE, INC.

On March 1, 1999, UGI and Unisource Worldwide, Inc. (Unisource) announced that their boards of directors had approved a definitive merger agreement for a stock-for-stock transaction. Under the merger agreement, Unisource would be merged with a wholly owned subsidiary of UGI and UGI would exchange 0.566 common shares of UGI common stock for each common share of Unisource. It is estimated that UGI would issue up to approximately 40 million shares of UGI common stock in the merger. The acquisition of Unisource is subject to the approval of Unisource's shareholders. The issuance of UGI common stock to effect the merger is subject to the approval of UGI shareholders. In addition, the merger is subject to customary regulatory approvals. In connection with the merger, UGI announced its intention to sell UGI Utilities; reduce its annual dividend to $.75 per common share from $1.46; and repurchase up to 6.6 million shares of UGI Common Stock.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On May 10, 1999, Unisource announced that it had received an unsolicited written proposal from Georgia-Pacific Corporation (Georgia-Pacific) to acquire Unisource at a price of $12.00 per share in cash and that the Unisource board of directors had authorized management to begin discussions with Georgia-Pacific concerning its proposal. The UGI-Unisource merger transaction is pending.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for natural gas and propane and changes in interest rates.

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

The Company has interest rate exposure associated with borrowings under the Operating Partnership's Bank Credit Agreement and UGI Utilities' revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon the level of borrowings outstanding under these agreements at March 31, 1999, an increase in short-term interest rates of 50 basis points (0.5%) would increase annual interest expense by less than $.5 million. Due to the seasonal nature of our businesses, the level of borrowings outstanding at March 31, 1999 is not necessarily indicative of the level of borrowings throughout the year. Additionally, we use long-term debt as a primary source of capital. These debt instruments are typically issued at fixed rates of interest. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

                        UGI CORPORATION AND SUBSIDIARIES


Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Consequently, there is limited commodity price risk associated with Gas Utility due to the current rate-making.

Because the sources and costs of our electric power vary from period to period and because we no longer defer the difference between actual power costs and amounts included in our rates, Electric Utility's quarterly results may be more volatile in the future. In addition, future financial results will likely depend upon a number of factors including the number of our customers who choose alternative electricity suppliers and our success in producing or purchasing electricity at competitive market prices. If our costs to produce or purchase power exceed the amounts we are able to charge our customers (including an allocable portion of our CTC revenues), Electric Utility's results would be adversely affected.

At March 31, 1999, the impact on the fair value of the Company's market risk sensitive instruments resulting from (1) a 5 cent a gallon decline in the market price of propane, (2) a 25 cent per dekatherm decline in the market price of natural gas, and (3) a 50 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Company's 1998 Annual Report on Form 10-K. We expect that any losses from market risk sensitive instruments used to manage commodity or interest rate market risk would be substantially offset by gains on the associated underlying transactions.


                            PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 23, 1999, the Annual Meeting of Shareholders of UGI was held. The shareholders elected all seven nominees to the Board of Directors, and ratified the appointment of Arthur Andersen LLP as independent certified public accountants. No other matters were considered at the meeting.

         The number of votes cast for and withheld from election of each nominee is set forth below. There were no votes against, abstentions or broker non-votes in the election of directors.

         ELECTION OF DIRECTORS:

                                              FOR                 WITHHELD
                                              ---                 --------
         James W. Stratton                  27,046,510            262,991
         David I. J. Wang                   27,046,368            263,133
         Richard C. Gozon                   27,065,425            244,076
         Stephen D. Ban                     27,070,947            238,554
         Lon R. Greenberg                   27,053,189            256,312

                        UGI CORPORATION AND SUBSIDIARIES

         Marvin O. Schlanger                27,040,550            268,951
         Thomas F. Donovan                  27,037,557            271,944


         The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Arthur Andersen LLP is as follows:
For, 27,094,944; Against, 80,835; Abstain, 134,172. There were no broker non-votes.

ITEM 5.  OTHER

         As previously disclosed, on March 1, 1999 UGI Corporation and Unisource Worldwide, Inc. announced that they had entered into a merger agreement for a stock-for-stock merger transaction. In connection with the merger, UGI announced its intention to sell its utility subsidiary, UGI Utilities, Inc. and to reduce its annual dividend to $.75 from $1.46. UGI also announced that its Board of Directors had authorized the repurchase of up to 6.6 million shares of its common stock.

         On May 10, 1999, Unisource announced that it had received an unsolicited written proposal from Georgia-Pacific Corporation to acquire Unisource at a price of $12.00 per share in cash and that the Unisource board of directors had authorized management to begin discussions with Georgia-Pacific concerning its proposal. The UGI-Unisource merger transaction is pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10 Agreement and Plan of Merger among Unisource Worldwide, Inc., UGI Corporation and Vulcan Acquisition Corp. dated as of February 28, 1999, incorporated by reference to Exhibit 2 to the Company's Registration Statement No. 333-75089 on Form S-4.

                  27       Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K dated March 1, 1999, reporting the proposed merger with Unisource Worldwide, Inc. in Items 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              UGI Corporation
                             -------------------------
                             (Registrant)








Date:  May 14, 1999         By:  A. J. Mendicino
-------------------         ----------------------------------------------
                            A. J. Mendicino, Vice President - Finance and
                            Chief Financial Officer








Date:  May 14, 1999         By:  M. J. Cuzzolina
-------------------         ----------------------------------------------
                            M. J. Cuzzolina, Vice President - Accounting and
                            Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX


                  10 Agreement and Plan of Merger among Unisource Worldwide, Inc., UGI Corporation and Vulcan Acquisition Corp. dated as of February 28, 1999, incorporated by reference to Exhibit 2 to the Company's Registration Statement No. 333-75089 on Form S-4.

                  27       Financial Data Schedule