Form 10-K/A
period 1998-09-30
UGI CORP /PA/
filed 1999-06-29
CIK 884614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

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

        (3)       LIST OF EXHIBITS:

        The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING           EXHIBIT
    -----------                        -------                         ----------             ------           -------


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


        4.6          First Amendment dated as of September 12,          AmeriGas       Form 10-K (9/30/97)       4.5
                     1997 to Note Agreement dated as of April        Partners, L.P.
                     12, 1995

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING           EXHIBIT
    -----------                        -------                         ----------             ------           -------

        4.7          Second Amendment dated as of September 15,         AmeriGas       Form 10-K (9/30/98)       4.6
                     1998 to Note Agreement dated as of April        Partners, L.P.
                     12, 1995

       10.1          Service Agreement (Rate FSS) dated as of             UGI          Form 10-K (9/30/95)       10.5
                     November 1, 1989 between Utilities and
                     Columbia, as modified pursuant to the orders
                     of the Federal Energy Regulatory Commission
                     at Docket No. RS92-5-000 reported at
                     Columbia Gas Transmission Corp., 64 FERC
                     Paragraph 61,060 (1993), order on rehearing,
                     64 FERC Paragraph 61,365 (1993)


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
                     Salt Co. Agreement")

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING           EXHIBIT
    -----------                        -------                         ----------             ------           -------


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


      10.16**        1997 Stock Purchase Loan Plan                        UGI          Form 10-K (9/30/97)      10.16


      10.17**        UGI Corporation Supplemental Executive               UGI          Form 10-Q (6/30/98)        10
                     Retirement Plan Amended and Restated
                     effective October 1, 1996

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING           EXHIBIT
    -----------                        -------                         ----------             ------           -------

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
                     Collateral Agent

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING           EXHIBIT
    -----------                        -------                         ----------             ------           -------


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


        21           Subsidiaries of the Registrant


       23.1          Consent of Arthur Andersen LLP re:
                     Financial Statements of UGI Corporation


       23.2          Consent of Arthur Andersen LLP re:
                     Financial Statements of AmeriGas Propane,
                     Inc.


       23.3          Consent of PricewaterhouseCoopers LLP


       23.4          Consent of Arthur Andersen LLP re:
                     Financial Statements of UGI Utilities, Inc.
                     Savings Plan and AmeriGas Propane, Inc.
                     Savings Plan for Plan years ended September
                     30, 1998


       *23.5         Consent of Arthur Andersen LLP re:
                     Financial Statements and Supplemental
                     Schedules of UGI Utilities, Inc. Savings
                     Plan and AmeriGas Propane, Inc. Savings
                     Plan for the three months ended December
                     31, 1998


        27           Financial Data Schedule

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING           EXHIBIT
    -----------                        -------                         ----------             ------           -------


        *99          Financial Statements and Supplemental
                     Schedules of UGI Utilities, Inc. Savings
                     Plan and AmeriGas Propane, Inc. Savings
                     Plan for the three months ended December
                     31, 1998


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



                                         UGI CORPORATION


Date:  June 28, 1999                     By:      s/Anthony J. Mendicino
                                                  ------------------------------
                                                  Anthony J. Mendicino
                                                  Vice President - Finance
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NO.                                 DESCRIPTION
----------                                  -----------



23.5                                        Consent of Arthur Andersen LLP


99                                          Financial Statements and Supplemental Schedules of UGI Utilities,
                                            Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the
                                            three months ended December 31, 1998