Form 10-Q
period 1999-06-30
UGI CORP /PA/
filed 1999-08-13
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At July 31, 1999, there were 31,740,504 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                          PAGES
                                                                                          -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 1999,
                        September 30, 1998 and June 30, 1998                                 1

                   Condensed Consolidated Statements of Income for the three,
                        nine and twelve months ended June 30, 1999 and 1998                  2

                   Condensed Consolidated Statements of Cash Flows for the
                        nine and twelve months ended June 30, 1999 and 1998                  3

                   Notes to Condensed Consolidated Financial Statements                    4 - 12

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               13- 29

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk             29 - 30

PART II  OTHER INFORMATION

      Item 6.      Exhibits and Reports on Form 8-K                                         31

      Signatures                                                                            32

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                                  June 30,         September 30,    June 30,
                                                                                    1999             1998             1998
                                                                                -------------    -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $   152.5        $    66.6        $    42.1
    Short-term investments, at cost which approximates market value                   5.4             81.8            101.9
    Accounts receivable (less allowances for doubtful accounts of
        $9.0, $7.9 and $12.2, respectively)                                         101.5             81.8            100.4
    Accrued utility revenues                                                          5.8              6.7              6.0
    Inventories                                                                      55.3             77.9             75.7
    Deferred income taxes                                                            17.4             14.7             21.5
    Prepaid expenses and other current assets                                        18.6             21.1             18.7
                                                                                ---------        ---------        ---------
      Total current assets                                                          356.5            350.6            366.3

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $502.6, $465.5 and $450.2, respectively)                  1,002.4            999.0            992.5

Intangible assets (less accumulated amortization of $159.6, $141.5 and
    $135.3, respectively)                                                           615.2            630.7            636.3
Utility regulatory assets                                                            59.4             59.3             58.8
Other assets                                                                         45.4             35.0             36.0
                                                                                ---------        ---------        ---------
      Total assets                                                              $ 2,078.9        $ 2,074.6        $ 2,089.9
                                                                                =========        =========        =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt - Propane                                 $ 15.8            $ 6.1            $ 6.3
    Current maturities of long-term debt - Utilities                                  7.1              7.1              7.1
    Current maturities of long-term debt - other                                      0.5              0.4              0.4
    Bank loans - Propane                                                             20.0             10.0             11.0
    Bank loans - Utilities                                                           59.6             68.4             50.7
    Accounts payable                                                                 67.4             80.1             65.8
    Other current liabilities                                                       144.8            149.7            147.6
                                                                                ---------        ---------        ---------
      Total current liabilities                                                     315.2            321.8            288.9

Long-term debt - Propane                                                            706.2            702.9            693.9
Long-term debt - Utilities                                                          180.0            180.1            187.2
Long-term debt - other                                                                7.5              7.8              7.9
Deferred income taxes                                                               160.0            154.4            156.7
Other noncurrent liabilities                                                         79.9             84.0             83.9

Commitments and contingencies

Minority interest in AmeriGas Partners                                              231.8            236.5            259.1

UGI Utilities redeemable preferred stock                                             20.0             20.0             20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                   394.5            394.3            393.8
    Retained earnings (accumulated deficit)                                          13.2            (17.7)             6.2
    Unearned compensation                                                            (2.0)               -                -
                                                                                ---------        ---------        ---------
                                                                                    405.7            376.6            400.0
    Treasury stock, at cost                                                         (27.4)            (9.5)            (7.7)
                                                                                ---------        ---------        ---------
      Total common stockholders' equity                                             378.3            367.1            392.3
                                                                                ---------        ---------        ---------
      Total liabilities and stockholders' equity                                $ 2,078.9        $ 2,074.6        $ 2,089.9
                                                                                =========        =========        =========

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)



                                                   Three Months Ended           Nine Months Ended            Twelve Months Ended
                                                        June 30,                     June 30,                      June 30,
                                                 -----------------------      -----------------------      -------------------------
                                                   1999         1998            1999         1998             1999         1998
                                                 ----------  -----------      ----------  -----------      -----------  ------------
Revenues:
    Propane                                      $   162.0      $ 158.2        $  704.7     $  767.3         $  851.8      $  936.2
    Utilities                                         77.3         74.3           357.8        362.1            418.0         427.6
    Energy marketing                                  20.0         22.7            69.7         85.3             87.4         102.8
                                                 ---------      -------        --------     --------         --------      --------
                                                     259.3        255.2         1,132.2      1,214.7          1,357.2       1,466.6
                                                 ---------      -------        --------     --------         --------      --------
Costs and expenses:
    Propane cost of sales                             71.0         69.7           304.3        379.7            368.4         470.2
    Utilities - gas, fuel and purchased power         33.8         35.1           176.6        188.3            202.9         219.5
    Energy marketing cost of sales                    18.3         21.5            65.2         81.3             82.2          98.2
    Operating and administrative expenses            109.8        103.0           344.4        329.0            453.1         437.5
    Depreciation and amortization                     22.6         21.9            66.9         65.4             89.3          86.2
    Other income, net                                 (5.6)        (4.6)          (11.7)       (12.9)           (11.5)        (18.4)
                                                 ---------      -------        --------     --------         --------      --------
                                                     249.9        246.6           945.7      1,030.8          1,184.4       1,293.2
                                                 ---------      -------        --------     --------         --------      --------

Operating income                                       9.4          8.6           186.5        183.9            172.8         173.4
Merger fee income and expenses, net                   21.5            -            19.9            -             19.9             -
Interest expense                                     (21.0)       (20.7)          (63.1)       (63.6)           (83.9)        (83.9)
Minority interest in AmeriGas Partners                 7.8          7.0           (22.8)       (21.8)            (9.9)         (9.5)
                                                 ---------      -------        --------     --------          -------      --------
Income (loss) before income taxes and
    subsidiary preferred stock dividends              17.7         (5.1)          120.5         98.5             98.9          80.0
Income tax (expense) benefit                          (5.9)         1.6           (52.4)       (44.6)           (42.2)        (35.8)
Dividends on UGI Utilities Series
    Preferred Stock                                   (0.4)        (0.4)           (1.2)        (1.8)            (1.6)         (2.5)
                                                 ---------      -------        --------     --------         --------      --------
Net income (loss)                                $    11.4      $  (3.9)         $ 66.9     $   52.1         $   55.1      $   41.7
                                                 =========      =======        ========     ========         ========      ========

Earnings (loss) per share:
    Basic                                        $    0.36      $ (0.12)       $   2.06     $   1.58         $   1.69      $   1.27
                                                 =========      =======        ========     ========         ========      ========

    Diluted                                      $    0.36      $ (0.12)       $   2.06     $   1.57         $   1.69      $   1.26
                                                 =========      =======        ========     ========         ========      ========

Average common shares outstanding:
    Basic                                           31.672       33.017          32.420       33.001           32.538        32.976
                                                 =========      =======        ========     ========         ========      ========

    Diluted                                         31.711       33.017          32.474       33.176           32.597        33.147
                                                 =========      =======        ========     ========         ========      ========

Dividends declared per share                     $   0.365      $ 0.365        $  1.095     $  1.085         $   1.46      $  1.445
                                                 =========      =======        ========     ========         ========      ========



The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)



                                                                            Nine Months Ended            Twelve Months Ended
                                                                                 June 30,                      June 30,
                                                                        ---------------------------   ---------------------------
                                                                           1999           1998           1999           1998
                                                                        ------------   ------------   ------------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                               $ 66.9      $ 52.1        $ 55.1        $  41.7
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                          66.9        65.4          89.3           86.2
        Minority interest in AmeriGas Partners                                 22.8        21.8           9.9            9.5
        Deferred income taxes, net                                              0.1         6.8           3.4            6.6
        Other, net                                                              7.0         5.7           6.2            8.7
                                                                             ------      ------        ------        --------
                                                                              163.7       151.8         163.9          152.7
        Net change in:
          Accounts receivable and accrued utility revenues                    (24.4)        4.4          (6.8)          16.0
          Inventories and prepaid propane purchases                            23.5        41.9          20.6            4.4
          Deferred fuel costs                                                   6.9         4.9          (3.8)          (3.5)
          Accounts payable                                                    (12.5)      (37.8)          1.8           (5.9)
          Other current assets and liabilities                                (13.5)      (16.9)         (1.8)          (9.1)
                                                                             ------      ------        ------        --------
        Net cash provided by operating activities                             143.7       148.3         173.9          154.6
                                                                             ------      ------        ------        --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                            (51.5)      (46.4)        (74.3)         (67.9)
    Net proceeds from disposals of assets                                       2.6         5.3           5.2           11.0
    Acquisitions of businesses, net of cash acquired                           (3.2)       (6.9)         (4.4)         (14.0)
    Investments in joint venture partnerships                                  (4.9)          -          (6.9)             -
    Short-term investments (increase) decrease                                 76.4       (36.5)         96.5          (58.7)
    Other, net                                                                 (5.4)       (4.2)         (3.5)          (9.5)
                                                                             ------      ------        ------        -------
        Net cash provided (used) by investing activities                       14.0       (88.7)         12.6         (139.1)
                                                                             ------      ------        ------        -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                                 (36.4)      (35.6)        (48.4)         (47.5)
    Distributions on Partnership public Common Units                          (29.2)      (29.2)        (39.0)         (38.9)
    Issuance of long-term debt                                                 75.8        48.0          85.8           48.1
    Repayment of long-term debt                                               (63.4)      (14.5)        (71.2)         (22.1)
    Propane bank loans increase (decrease)                                     10.0       (17.0)          9.0            4.0
    UGI Utilities bank loans increase (decrease)                               (8.8)      (16.3)          8.9            7.5
    Issuance of treasury stock                                                  3.4         7.0           4.9           11.5
    Redemption of UGI Utilities preferred stock                                   -       (15.5)            -          (15.5)
    Repurchases of Common Stock                                               (23.2)       (8.4)        (26.1)         (14.4)
                                                                             ------      ------        ------        -------
        Net cash used by financing activities                                 (71.8)      (81.5)        (76.1)         (67.3)
                                                                             ------      ------        ------        -------

Cash and cash equivalents increase (decrease)                                $ 85.9      $(21.9)       $110.4        $ (51.8)
                                                                             ======      ======        ======        =======
Cash and cash equivalents:
    End of period                                                            $152.5      $ 42.1        $152.5        $  42.1
    Beginning of period                                                        66.6        64.0          42.1           93.9
                                                                             ------      ------        ------        -------
      Increase (decrease)                                                    $ 85.9      $(21.9)       $110.4        $ (51.8)
                                                                             ======      ======        ======        =======


During the twelve months ended June 30, 1999 and 1998, UGI Utilities, Inc. paid cash dividends to UGI of $29.0 and $22.6, respectively. During the twelve months ended June 30, 1999 and 1998, AmeriGas, Inc. paid cash dividends to UGI of $48.2 and $50.1, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $48.4 and $47.5, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

The accompanying notes are an integral part of these financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


1.       BASIS OF PRESENTATION

         UGI Corporation (UGI) is a holding company with three principal businesses. Our utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. (UGI Utilities). UGI Utilities owns and operates a natural gas distribution utility (Gas Utility) in parts of eastern and southeastern Pennsylvania and an electric utility (Electric Utility) in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. (AmeriGas Partners) and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." At June 30, 1999, UGI, through subsidiaries, held an effective 2% general partner interest and a 56.4% limited partner interest in the Operating Partnership. We also conduct an energy marketing business principally through our wholly owned second-tier subsidiary, UGI Energy Services, Inc., a wholly owned subsidiary of UGI Enterprises, Inc. (Enterprises). Through other subsidiaries, Enterprises participates in propane joint-venture projects in Romania and China and is in the process of developing a retail hearth products business.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K, as amended, for the year ended September 30, 1998 (Company's 1998 Annual Report). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

         In June 1999, the Financial Accounting Standards Board deferred the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) to fiscal years beginning after June 15, 2000. We expect to adopt SFAS 133 in fiscal 2001.

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

         Although Electric Utility's June 1998 Restructuring Order provides for the unbundling of prices for electric generation, transmission and distribution services, we currently manage and evaluate our electric generation, transmission and distribution operations on a combined basis. Accordingly, these operations are combined for segment reporting purposes.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         The accounting policies of the four segments are the same as those described in the Significant Accounting Policies note contained in the Company's 1998 Annual Report. We evaluate each segment's performance principally based on its earnings before interest expense, income taxes, depreciation and amortization (EBITDA). Although we use EBITDA to evaluate segment performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.        SEGMENT INFORMATION (CONTINUED)


Three Months Ended June 30, 1999:

                                                                               Reportable Segments
                                                                    -----------------------------------------
                                                       Inter-
                                                       segment                  Gas      Electric   Energy                   All
                                             Total     Elims.      Propane    utility    utility   marketing   Corporate    other
                                             -----    --------    --------   --------    --------  ---------   ---------   --------
Revenues                                   $  259.3   $ (0.8)     $  162.0   $ 60.4      $16.9      $20.0      $   --      $ 0.8
                                           ========   ======      ========   ======      =====      =====      ======      =====
Segment profit (loss):
     EBITDA                                $   32.0   $  2.7      $   14.3   $ 11.3      $ 5.3      $ 0.9      $ (1.7)     $(0.8)
     Depreciation and amortization            (22.6)      --         (16.6)    (4.7)      (1.1)        --          --       (0.2)
                                           --------   ------      --------   ------      -----      -----      ------      -----
     Operating income (loss)                    9.4      2.7          (2.3)     6.6        4.2        0.9        (1.7)      (1.0)
     Merger fee income and expenses, net       21.5       --            --       --         --         --          --       21.5
     Interest expense                         (21.0)      --         (16.6)    (3.6)      (0.6)        --          --       (0.2)
     Minority interest                          7.8       --           7.8       --         --         --          --         --
                                           --------   ------      --------   ------      -----      -----      ------      -----
     Income (loss) before income taxes     $   17.7   $  2.7      $  (11.1)  $  3.0      $ 3.6      $ 0.9      $ (1.7)     $20.3
                                           ========   ======      ========   ======      =====      =====      ======      =====
Segment assets (at period end)             $2,078.9   $(15.3)     $1,202.5   $608.6      $95.4      $15.5      $143.1      $29.1
                                           ========   ======      ========   ======      =====      =====      ======      =====
Investment in equity method investees      $    6.1   $   --      $     --   $   --      $  --      $  --      $   --      $ 6.1
                                           ========   ======      ========   ======      =====      =====      ======      =====


Three Months Ended June 30, 1998:

                                                                               Reportable Segments
                                                                 -------------------------------------------
                                                       Inter-
                                                       segment                  Gas      Electric   Energy                   All
                                             Total     Elims.      Propane    utility    utility   marketing   Corporate    other
                                             -----    --------    --------   --------    --------  ---------   ---------   --------
Revenues                                   $  255.2   $ (0.8)     $  158.2   $ 57.8      $16.5      $22.7      $   --      $ 0.8
                                           ========   ======      ========   ======      =====      =====      ======      =====
Segment profit (loss):
     EBITDA                                $   30.5   $  2.4      $   15.5   $ 10.7      $ 2.8      $ 0.5      $ (1.1)     $(0.3)
     Depreciation and amortization            (21.9)      --         (16.3)    (4.6)      (1.0)        --          --         --
                                           --------   ------      --------   ------      -----      -----      ------      -----
     Operating income (loss)                    8.6      2.4          (0.8)     6.1        1.8        0.5        (1.1)      (0.3)
     Interest expense                         (20.7)      --         (16.3)    (3.8)      (0.5)        --          --       (0.1)
     Minority interest                          7.0       --           7.0       --         --         --          --         --
                                           --------   ------      --------   ------      -----      -----      ------      -----
     Income (loss) before income taxes     $   (5.1)  $  2.4      $  (10.1)  $  2.3      $ 1.3      $ 0.5      $ (1.1)     $(0.4)
                                           ========   ======      ========   ======      =====      =====      ======      =====
Segment assets (at period end)             $2,089.9   $(17.2)     $1,250.0   $593.6      $95.7      $ 6.6      $125.0      $26.2
                                           ========   ======      ========   ======      =====      =====      ======      =====
Investment in equity method investees      $    2.2   $   --      $     --   $   --      $  --      $  --      $   --      $ 2.2
                                           ========   ======      ========   ======      =====      =====      ======      =====

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.        SEGMENT INFORMATION (CONTINUED)


Nine Months Ended June 30, 1999:

                                                                               Reportable Segments
                                                         Inter-     ------------------------------------------
                                                         segment                Gas        Electric  Energy                 All
                                              Total       Elims.    Propane    utility     utility   marketing  Corporate   other
                                             --------   --------    --------   --------    --------  ---------  ---------   ------
Revenues                                     $1,132.2    $ (1.6)    $  704.7   $302.6       $55.2     $69.7      $  --       $ 1.6
                                             ========    =======    ========   ======       =====     =====      ======      =====

Segment profit (loss):
     EBITDA                                  $  253.4    $  7.9     $  154.1   $ 81.6       $15.0     $ 2.1      $ (4.1)     $(3.2)
     Depreciation and amortization              (66.9)       --        (49.4)   (14.2)       (3.0)       --          --       (0.3)
                                             --------    -------    --------   -------      -----     -----      ------      -----
     Operating income (loss)                    186.5       7.9        104.7     67.4        12.0       2.1        (4.1)      (3.5)
     Merger fee income and expenses, net         19.9        --           --       --          --        --          --       19.9
     Interest expense                           (63.1)       --        (49.6)   (11.1)       (1.9)       --          --       (0.5)
     Minority interest                          (22.8)       --        (22.8)      --          --        --          --         --
                                             --------    -------    --------   -------      -----     -----      ------      -----
     Income (loss) before income taxes       $  120.5    $  7.9     $   32.3   $ 56.3       $10.1     $ 2.1      $ (4.1)     $15.9
                                             ========    =======    ========   ======       =====     =====      ======      =====
Segment assets (at period end)               $2,078.9    $(15.3)    $1,202.5   $608.6       $95.4     $15.5      $143.1      $29.1
                                             ========    =======    ========   ======       =====     =====      ======      =====
Investment in equity method investees        $    6.1    $   --     $     --   $   --       $  --     $  --      $   --      $ 6.1
                                             ========    =======    ========   ======       =====     =====      ======      =====


Nine Months Ended June 30, 1998:

                                                                               Reportable Segments
                                                         Inter-     ------------------------------------------
                                                         segment                Gas        Electric  Energy                 All
                                              Total       Elims.    Propane    utility     utility   marketing  Corporate   other
                                             --------   --------    --------   --------    --------  ---------  ---------   ------
Revenues                                     $1,214.7    $ (2.5)    $  767.3   $307.9       $54.2     $85.3      $   --      $ 2.5
                                             ========    =======    ========   ======       =====     =====      ======      =====
Segment profit (loss):
     EBITDA                                  $  249.3    $  7.8     $  151.4   $ 79.7       $10.9     $ 1.9      $ (3.7)     $ 1.3
     Depreciation and amortization              (65.4)       --        (48.7)   (13.6)       (2.9)       --          --       (0.2)
                                             --------    -------    --------   -------      -----     -----      ------      -----
     Operating income (loss)                    183.9       7.8        102.7     66.1         8.0       1.9        (3.7)       1.1
     Interest expense                           (63.6)       --        (50.1)   (11.3)       (1.7)       --          --       (0.5)
     Minority interest                          (21.8)       --        (21.8)      --          --        --          --         --
                                             --------    -------    --------   -------      -----     -----      ------      -----
     Income (loss) before income taxes       $   98.5    $  7.8     $   30.8   $ 54.8       $ 6.3     $ 1.9      $ (3.7)     $ 0.6
                                             ========    =======    ========   ======       =====     =====      ======      =====
Segment assets (at period end)               $2,089.9    $(17.2)    $1,250.0   $593.6       $95.7     $16.6      $125.0      $26.2
                                             ========    =======    ========   ======       =====     =====      ======      =====
Investment in equity method investees        $    2.2    $   --     $     --   $   --       $  --     $  --      $   --      $ 2.2
                                             ========    =======    ========   ======       =====     =====      ======      =====

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.       SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended June 30, 1999:

                                                                             Reportable Segments
                                                          Inter-    -------------------------------------------
                                                          segment                Gas       Electric   Energy                 All
                                             Total        Elims.    Propane    utility     utility    marketing  Corporate  other
                                            ------       --------   --------   --------    --------   ---------  ---------- ------
Revenues                                     $1,357.2    $ (2.1)    $  851.8      $344.9    $   73.1   $   87.4   $   --    $ 2.1
                                             ========    ======     ========      ======    ========   ========   ======    =====
Segment profit (loss):
     EBITDA                                     262.1    $ 10.9     $  156.0      $ 84.9    $   17.7   $    2.3   $ (5.3)   $(4.4)
     Depreciation and amortization              (89.3)       --        (66.1)      (18.8)       (4.0)      (0.1)      --     (0.3)
                                             --------    ------     --------      ------    --------   --------   ------    -----
     Operating income (loss)                    172.8      10.9         89.9        66.1        13.7        2.2     (5.3)    (4.7)
     Merger fee income and expenses, net         19.9        --           --          --          --         --       --     19.9
     Interest expense                           (83.9)       --        (65.6)      (15.1)       (2.5)        --       --     (0.7)
     Minority interest                           (9.9)       --         (9.9)         --          --         --       --       --
                                             --------    ------     --------      ------    --------   --------   ------    -----
     Income (loss) before income taxes       $   98.9    $ 10.9     $   14.4      $ 51.0    $   11.2   $    2.2   $ (5.3)   $14.5
                                             ========    ======     ========      ======    ========   ========   ======    =====
Segment assets (at period end)               $2,078.9    $(15.3)    $1,202.5      $608.6    $   95.4   $   15.5   $143.1    $29.1
                                             ========    ======     ========      ======    ========   ========   ======    =====
Investment in equity method investees        $    6.1    $   --     $     --      $   --    $     --   $     --   $   --    $ 6.1
                                             ========    ======     ========      ======    ========   ========   ======    =====


Twelve Months Ended June 30, 1998:

                                                                             Reportable Segments
                                                          Inter-    ------------------------------------------
                                                          segment                 Gas       Electric  Energy                 All
                                                Total     Elims.    Propane     utility     utility   marketing Corporate   other
                                               ------    --------   --------    --------    --------  --------- ----------  ------
Revenues                                     $1,466.6    $ (3.4)    $  936.2      $356.2    $   71.4   $  102.8   $   --    $ 3.4
                                             ========    ======     ========      ======    ========   ========   ======    =====
Segment profit (loss):
     EBITDA                                  $  259.6    $ 11.5     $  153.9      $ 80.8    $   14.0   $    1.8   $ (5.4)   $ 3.0
     Depreciation and amortization              (86.2)       --        (65.0)      (16.8)       (4.1)        --       --     (0.3)
                                             --------    ------     --------      ------    --------   --------   ------    -----
     Operating income (loss)                    173.4      11.5         88.9        64.0         9.9        1.8     (5.4)     2.7
     Interest expense                           (83.9)       --        (66.2)      (14.8)       (2.3)        --       --     (0.6)
     Minority interest                           (9.5)       --         (9.5)         --          --         --       --       --
                                             --------    ------     --------      ------    --------   --------   ------    -----
     Income (loss) before income taxes       $   80.0    $ 11.5     $   13.2      $ 49.2    $    7.6   $    1.8   $ (5.4)   $ 2.1
                                             ========    ======     ========      ======    ========   ========   ======    =====
Segment assets (at period end)               $2,089.9    $(17.2)    $1,250.0      $593.6    $   95.7   $   16.6   $125.0    $26.2
                                             ========    ======     ========      ======    ========   ========   ======    =====
Investment in equity method investees        $    2.2    $   --     $     --      $   --    $     --   $     --   $   --    $ 2.2
                                             ========    ======     ========      ======    ========   ========   ======    =====

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated (Petrolane), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Lease payments under these leases total approximately $45 million at June 30, 1999. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation (Texas Eastern), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

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

4.       PROPOSED MERGER WITH UNISOURCE WORLDWIDE, INC.

         On March 1, 1999, UGI and Unisource Worldwide, Inc. (Unisource) announced that their boards of directors had approved a definitive merger agreement (Merger Agreement) for a stock-for-stock transaction.

         On May 25, 1999, UGI announced that it was notified that the board of directors of Unisource had decided to enter into a merger agreement with Georgia-Pacific Corp. and that UGI would allow Unisource to terminate the Merger Agreement with UGI. Pursuant to the terms of the Merger Agreement, on May 25, 1999 UGI received from Unisource a merger termination fee of $25 million which amount, net of related expenses, is classified

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         as merger fee income and expenses, net, on the Condensed Consolidated Statements of Income.

5.       NATURAL GAS COMPETITION LEGISLATION

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act (Gas Competition Act) was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies (LDCs) may continue to sell gas to customers. However, such sales are subject to price regulation by the Pennsylvania Public Utility Commission (PUC). The Gas Competition Act, in conjunction with a companion bill, effectively eliminates the gross receipts tax (currently 5%) on sales of gas commencing January 1, 2000. Gas distribution services provided by LDCs remain subject to rate regulation.

         Under the Gas Competition Act, all Pennsylvania natural gas consumers will have the right to choose their natural gas commodity supplier no later than July 1, 2000. Generally, LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. Natural gas distribution companies are required to make restructuring filings pursuant to a schedule determined by the PUC. In such restructuring filings, natural gas distribution companies may seek to recover most costs resulting from the implementation of the Gas Competition Act by requesting permission to capitalize and amortize such costs over appropriate periods. Certain other costs incurred before June 30, 2002 may be deferred for possible future recovery. Notwithstanding the ultimate treatment of such costs resulting from the implementation of the Gas Competition Act, LDCs are precluded from increasing rates for the recovery of costs, other than gas costs, until January 1, 2001.

         In order to avoid stranded costs associated with interstate pipeline capacity and storage contracts, the Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept release or assignment of a portion of the LDC's contracts (as well as contracts for Pennsylvania gas supplies) at contract rates. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or assignment. The PUC, however, could only grant such petition if certain findings are made and the difference, if any, between amounts recovered by the LDC in the secondary market for such contracts and the cost of the contract is authorized for recovery.

         The Company is currently evaluating the impact of the Gas Competition Act on its operations and is in the process of developing its restructuring filing. Based upon such evaluation to date, the Company does not expect the Gas Competition Act will have a material adverse impact on its financial condition or results of operations.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 1999 (1999 three-month period) with the three months ended June 30, 1998 (1998 three-month period); (2) the nine months ended June 30, 1999 (1999 nine-month period) with the nine months ended June 30, 1998 (1998 nine-month period); and (3) the twelve months ended June 30, 1999 (1999 twelve-month period) with the twelve months ended June 30, 1998 (1998 twelve-month period). Our results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements. Although the adoption of SFAS 131 on October 1, 1998 did not change the operating segments we disclose, certain of our segments' operating results for all periods presented include billed UGI corporate overhead costs.

1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

PROPANE

--------------------------------------------------------------------------------
                                                                 Increase
Three Months Ended June 30,             1999      1998          (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions          140.5     135.9         4.6       3.4%
Heating degree days - % warmer
   than normal                           (3.8)     (8.4)         --        --
Revenues                               $162.0    $158.2       $ 3.8       2.4%
Total margin                           $ 91.0    $ 88.5       $ 2.5       2.8%
EBITDA (a)                             $ 14.3    $ 15.5       $(1.2)      7.7%
Operating loss                         $ (2.3)   $  (.8)      $ 1.5     187.5%
--------------------------------------------------------------------------------

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

Retail and wholesale volumes of propane sold during the 1999 three-month period increased primarily due to the effects of slightly cooler spring weather and growth in our customer base. In addition, sales under our expanding PPX Prefilled Propane Xchange(R) program were higher than in the prior year. Based upon degree day information obtained from the National Oceanic and Atmospheric Administration (NOAA) for 335 airports in the continental U.S., weather during the three months ended June 30, 1999 was 3.8% warmer than normal but 5.1% colder than the same period last year.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Total revenues from retail propane sales increased $1.6 million during the 1999 three-month period reflecting a $4.3 million increase as a result of higher retail volumes sold partially offset by a $2.7 million decrease as a result of lower average retail propane selling prices. Wholesale propane revenues increased $0.5 million during the three months ended June 30, 1999 due to a 10% increase in volumes sold. Other revenues increased $1.7 million to $19.5 million principally due to greater hauling revenue and revenue from appliance sales.

Total margin increased $2.5 million in the 1999 three-month period primarily reflecting the effects of the cooler weather as well as an increase in total margin from our prefilled cylinder exchange program. Average retail unit margins were comparable with the 1998 three-month period.

The lower EBITDA and higher operating loss during the 1999 three-month period, notwithstanding the previously noted increase in total margin, principally reflect higher operating expenses. Operating expenses of the Partnership were $78.3 million during the 1999 three-month period compared with $74.8 million in the same period last year. However, operating expenses in the 1998 three-month period include the net benefit of $2.2 million from adjustments to environmental, tax and benefit accruals. The slight increase in operating expenses, excluding the impact of these items in the prior year, primarily reflects higher payroll costs as well as costs associated with new business initiatives.

UTILITIES

-------------------------------------------------------------------------------------------
Three Months Ended June 30,                     1999        1998            Increase
-------------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf         14.7        14.5         0.2       1.4%
     Heating degree days - % warmer
        than normal                             (15.5)      (23.7)        -         -
     Revenues                                  $ 60.4      $ 57.8        $2.6       4.5%
     Total margin (a)                          $ 30.0      $ 28.9        $1.1       3.8%
     EBITDA (b)                                $ 11.3      $ 10.7        $0.6       5.6%
     Operating income                          $  6.6      $  6.1        $0.5       8.2%

ELECTRIC UTILITY:
     Electric sales - gwh                       198.2       197.7         0.5       0.3%
     Revenues                                  $ 16.9      $ 16.5        $0.4       2.4%
     Total margin (a)                          $ 10.8      $  7.5        $3.3      44.0%
     EBITDA (b)                                $  5.3      $  2.8        $2.5      89.3%
     Operating income                          $  4.2      $  1.8        $2.4     133.3%
-------------------------------------------------------------------------------------------

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

GAS UTILITY. Weather in the Gas Utility service territory during the 1999 three-month period was 15.5% warmer than normal but 10.6% cooler than last year. Total system throughput increased 0.2 bcf primarily as a result of the cooler weather's effect on firm- residential and commercial customers who use natural gas for space heating purposes.

The $2.6 million increase in Gas Utility's revenues during the 1999 three-month period principally reflects a $2.9 million increase in revenues from off-system sales partially offset by the impact on revenues from core market industrial customers switching to delivery service. Gas Utility cost of gas was $28.3 million, an increase of $1.4 million from the prior year period, reflecting an increase in gas costs associated with the higher off-system sales partially offset by the impact on gas costs of core market industrial customers switching to delivery service.

Gas Utility total margin during the 1999 three-month period was $1.1 million higher than in the 1998 three-month period reflecting a $0.7 million increase in margin from core market customers. In addition, total margin from delivery service customers was higher in the 1999 three-month period reflecting higher average delivery service rates and slightly higher volumes transported.

Gas Utility 1999 three-month period EBITDA and operating income increased $0.6 million and $0.5 million, respectively, as the higher total margin and greater other income was partially offset by a $0.9 million increase in operating expenses. The increase in operating expenses primarily reflects higher distribution system maintenance expenses.

ELECTRIC UTILITY. Total electric sales in the 1999 three-month period were slightly greater than last year. Although Electric Utility's Restructuring Order pursuant to Pennsylvania's Customer Choice Act permits all customers to choose their electricity generation supplier effective January 1, 1999, only approximately 5% of our sales during the 1999 three-month period represents electricity we distributed for alternate suppliers. Electric Utility revenues were higher in the 1999 three-month period reflecting in part the slight increase in sales. Electric Utility cost of sales was $5.5 million, a decline of $2.7 million, reflecting (1) lower average purchased power costs and (2) the benefit of $1.5 million resulting from the settlement of disputes arising under a power supply agreement

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Electric Utility's total margin increased during the 1999 three-month period reflecting the previously mentioned lower average purchased power costs and the $1.5 million benefit resulting from the power supply agreement settlement. Electric Utility EBITDA and operating income also increased during the 1999 three-month period reflecting the higher total margin.

ENERGY MARKETING

------------------------------------------------------------------------------
                                                               Increase
Three Months Ended June 30,      1999         1998            (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)
Revenues                         $20.0        $22.7        $(2.7)    (11.9)%
Total margin                     $ 1.7        $ 1.2        $ 0.5      41.7%
EBITDA                           $ 0.9        $ 0.5        $ 0.4      80.0%
Operating income                 $ 0.9        $ 0.5        $ 0.4      80.0%
------------------------------------------------------------------------------

Total revenues from energy marketing in the 1999 three-month period decreased principally as a result of lower billed volumes. Notwithstanding the lower billed volumes, total margin was higher in the 1999 three-month period reflecting higher average unit margins and income from the sale of pipeline capacity. EBITDA and operating income each increased $0.4 million from the 1998 three-month period amounts reflecting the higher total margin partially offset by higher operating and administrative expenses.

CORPORATE AND OTHER

Corporate expenses, net, which consists of corporate overhead expenses net of interest income, was $(1.7) million during the 1999 three-month period compared with $(1.2) million during the 1998 three-month period reflecting higher UGI corporate expenses and slightly lower interest income. Other activities' operating loss was $(1.0) million in the 1999 three-month period compared with ($0.3) million in the 1998 three-month period. The increase in the 1999 three-month period loss primarily reflects start-up costs of Enterprises' retail hearth products business.

As a result of Unisource Worldwide's decision to enter into a merger agreement with Georgia-Pacific Corp., the Company's Merger Agreement with Unisource was terminated. A merger termination fee of $25 million, net of merger expenses of $3.5 million incurred during the 1999 three-month period, has been reflected in the Condensed Consolidated Statements of Income as "Merger fee income and expenses, net."

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 NINE-MONTH PERIOD COMPARED WITH 1998 NINE-MONTH PERIOD

PROPANE

----------------------------------------------------------------------------------
                                                                  Increase
Nine Months Ended June 30,            1999       1998            (Decrease)
----------------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions        646.0      650.2         (4.2)      (0.6)%
Heating degree days - % warmer
   than normal                         (9.6)      (7.4)          --         --
Revenues                             $704.7     $767.3       $(62.6)      (8.2)%
Total margin                         $400.4     $387.6       $ 12.8        3.3%
EBITDA                               $154.1     $151.4       $  2.7        1.8%
Operating income                     $104.7     $102.7       $  2.0        1.9%
----------------------------------------------------------------------------------

Weather during the nine months ended June 30, 1999 was 9.6% warmer than normal and 2.3% warmer than the 1998 nine-month period. Retail volumes of propane sold were slightly lower in the 1999 nine-month period reflecting a 7.0 million gallon decrease (11.7%) in agricultural volumes due largely to a dry autumn which reduced demand for crop drying. Partially offsetting this decrease were higher gallons sold by our pre-filled cylinder exchange program, higher engine fuel sales, and slightly higher sales to residential customers. Wholesale volumes sold during the 1999 nine-month period decreased primarily as a result of reduced sales of storage inventories.

Total revenues from retail propane sales declined $45.8 million in the 1999 nine-month period reflecting (1) a $41.7 million decrease as a result of lower average retail propane selling prices and (2) a $4.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $20.8 million reflecting (1) an $11.4 million decrease as a result of lower volumes sold and (2) a $9.4 million decrease as a result of lower average wholesale selling prices. The decline in both retail and wholesale selling prices resulted from lower 1999-period propane product costs. Other revenues increased $4.0 million to $65.7 million in the 1999 nine-month period principally reflecting higher appliance sales, terminal operations revenue and various customer fees.

Total margin increased $12.8 million in the 1999 nine-month period principally due to slightly higher average retail unit margin per gallon and a $3.3 million increase in total margin from ancillary sales and services including appliance sales, income from terminal operations and various customer fees. Average retail propane unit margin was greater in the 1999 nine-month period due in large part to lower propane product costs.

EBITDA and operating income increased slightly during the nine months ended June 30, 1999 reflecting the increase in total margin offset by higher operating expenses. Operating and

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


administrative expenses of the Partnership were $250.6 million during the 1999 nine-month period compared with $241.3 million in the 1998 nine-month period. Operating expenses in the 1998 nine-month period are net of (1) $2.7 million from lower required accruals for environmental matters and (2) $2.0 million from lower required accruals for property taxes. Excluding the impact of these items in the prior-year period, operating expenses increased a modest $4.7 million (1.9%) principally due to (1) higher compensation and benefit costs; (2) higher vehicle lease expense; and (3) expenses associated with new business initiatives. These operating expense increases were partially offset by lower general liability insurance expense.

UTILITIES

----------------------------------------------------------------------------------------
                                                                         Increase
Nine Months Ended June 30,                     1999       1998          (Decrease)
----------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf        64.1       63.0        1.1       1.7%
     Heating degree days - % warmer
        than normal                            (12.4)     (15.8)       -         -
     Revenues                                 $302.6     $307.9      $(5.3)     (1.7)%
     Total margin                             $136.3     $133.8      $ 2.5       1.9%
     EBITDA                                   $ 81.6     $ 79.7      $ 1.9       2.4%
     Operating income                         $ 67.4     $ 66.1      $ 1.3       2.0%

ELECTRIC UTILITY:
     Electric sales - gwh                      676.6      662.6       14.0       2.1%
     Revenues                                 $ 55.2     $ 54.2      $ 1.0       1.8%
     Total margin                             $ 30.7     $ 25.7      $ 5.0      19.5%
     EBITDA                                   $ 15.0     $ 10.9      $ 4.1      37.6%
     Operating income                         $ 12.0     $  8.0      $ 4.0      50.0%
----------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory in the 1999 nine-month period was 12.4% warmer than normal compared with weather that was 15.8% warmer than normal in the prior-year period. As a result of the slightly cooler weather and an increase in total customers, total system throughput increased 1.1 bcf (1.7%).

The decrease in Gas Utility revenues is principally due to decreases in revenues from (1) core-market industrial customers; (2) retail interruptible customers; and (3) off-system sales. These decreases were partially offset by an increase in revenues from firm delivery service (including customers previously served under retail rates) and higher revenues from core market residential and commercial customers as a result of higher volumes sold. Gas Utility's cost of gas was $154.4

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


million in the 1999 nine-month period, a decrease of $7.7 million from the prior-year period, reflecting the decline in core market industrial and off-system sales.

The increase in the 1999 nine-month period Gas Utility total margin principally resulted from (1) a $3.4 million increase in margin from core market residential and commercial customers and (2) a $2.9 million increase in margin from firm delivery service customers. These margin increases were reduced by (1) a $2.0 million decline in margin from core market industrial customers (due in large part to customers switching to firm delivery service); (2) a $1.2 million decrease in margin from interruptible customers; and (3) a $0.6 million decrease in other margin. The decline in margin from interruptible customers resulted from a decline in oil prices relative to natural gas prices.

Gas Utility EBITDA and operating income were slightly higher in the 1999 nine-month period reflecting the increase in total margin. Total operating and administrative expenses were $1.3 million higher in the 1999 nine-month period. Operating expenses in the 1999 period reflect higher distribution system maintenance expenses offset by lower accruals for uncollectible accounts and medical benefits. Operating expenses in the 1998 nine-month period are net of $1.6 million of income from an insurance recovery.

ELECTRIC UTILITY. Total electric sales were 14.0 gwh (2.1%) higher in the 1999 nine-month period on weather that was 2.9% colder than last year.
Notwithstanding the colder weather, temperatures were nearly 7% warmer than normal.

Electric Utility revenues increased $1.0 million in the 1999 nine-month period as a result of the higher sales. The increase in revenues resulting from the higher sales was partially reduced by lower revenues from Electric Utility customers who purchased the electric generation portion of their electric service from other suppliers. Electric Utility cost of sales was $22.2 million, a decrease of $3.9 million, as the impact of the higher sales was more than offset by (1) the benefit of $1.5 million resulting from a power supply agreement settlement entered into during the 1999 three-month period and (2) lower average purchased power costs.

Electric Utility's total margin increased $5.0 million as a result of (1) lower average purchased power costs; (2) the impact of the power supply agreement settlement; and (3) the higher sales. Electric Utility EBITDA and operating income increased as a result of the higher total margin partially offset by a decrease in other income.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ENERGY MARKETING

---------------------------------------------------------------------------------
                                                               Increase
Nine Months Ended June 30,         1999         1998          (Decrease)
---------------------------------------------------------------------------------
(Millions of dollars)
Revenues                           $69.7        $85.3     $(15.6)     (18.3)%
Total margin                       $ 4.5        $ 4.0     $  0.5       12.5%
EBITDA                             $ 2.1        $ 1.9     $  0.2       10.5%
Operating income                   $ 2.1        $ 1.9     $  0.2       10.5%
---------------------------------------------------------------------------------

Total revenues from energy marketing in the 1999 nine-month period decreased principally as a result of lower average gas prices and, to a lesser extent, a decline in billed volumes. Total margin increased in the 1999 nine-month period reflecting higher average unit margins and income from the sale of pipeline capacity. EBITDA and operating income during the 1999 nine-month period increased slightly from the prior-year period reflecting the increase in margin partially offset by higher operating and administrative expenses.

CORPORATE AND OTHER

Corporate expenses, net, was $(4.1) million in the 1999 nine-month period compared with $(3.7) million in the 1998 nine-month period reflecting slightly higher UGI corporate overhead expenses and a decrease in interest income as a result of lower average interest rates. Other activities' operating loss was $(3.5) million in the 1999 nine-month period compared with operating income of $1.1 million in the prior-year period. The operating loss in the 1999 nine-month period includes, among others, due diligence expenses related to international propane business opportunities and start-up costs of Enterprises' retail hearth products business. Other operating income in the 1998 nine-month period includes a $1.2 million pre-tax gain from the sale of UTI Energy Corp. common stock.

The nine-month period ended June 30, 1999 includes $25 million of merger fee income, net of merger expenses of $5.1 million, associated with the previously mentioned May 1999 termination of the Company's Merger Agreement with Unisource.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD

PROPANE

--------------------------------------------------------------------------------
                                                              Increase
Twelve Months Ended June 30,          1999      1998         (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
Retail gallons sold - millions        781.1     792.9      (11.8)     (1.5)%
Heating degree days - % warmer
   than normal                        (11.2)     (7.9)        --        --
Revenues                             $851.8    $936.2     $(84.4)     (9.0)%
Total margin                         $483.4    $466.0     $ 17.4       3.7%
EBITDA                               $156.0    $153.9     $  2.1       1.4%
Operating income                     $ 89.9    $ 88.9     $  1.0       1.1%
--------------------------------------------------------------------------------

Temperatures based upon heating degree days were 11.2% warmer than normal and 3.6% warmer than the 1998 twelve-month period. Retail gallons of propane sold were slightly lower in the 1999 twelve-month period reflecting a 9.7 million gallon decrease in agricultural gallons primarily related to lower crop drying demand and the effects on heating-related volumes of the slightly warmer temperatures. Wholesale gallons of propane sold were also lower primarily as a result of lower sales of storage inventories.

Total retail propane revenues declined $59.0 million in the 1999 twelve-month period. The decrease reflects (1) a $47.7 million decrease as a result of lower average retail propane selling prices and (2) an $11.3 million reduction due to the lower volumes sold. Wholesale propane revenues declined $28.5 million due to
(1) a $15.8 million reduction from the lower volumes sold and (2) a $12.7 million decrease as a result of lower average wholesale selling prices. The lower average retail and wholesale selling prices reflect lower propane product costs. Other revenues from propane operations during the 1999 twelve-month period were $83.7 million, an increase of $3.0 million over the prior-year period, reflecting higher appliance sales and hauling revenues.

Total margin increased $17.4 million in the 1999 twelve-month period due to (1) higher average retail unit margin and (2) higher total margin from other sales and services including appliance sales, terminal operations and various customer fees. The higher average retail unit margin is principally a result of the lower 1999 twelve-month period propane product costs.

The slight increase in EBITDA and operating income for the 1999 twelve-month period was the result of the higher total margin substantially offset by (1) higher operating expenses and (2) a decrease in other income, net. Operating expenses of the Partnership in the 1998 twelve-month period are net of $4.7 million from lower required accruals for environmental and property tax matters. Excluding these items, operating expenses increased $5.9 million reflecting (1) an

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increase in compensation and benefit expenses, (2) higher expenses associated with acquisitions and new business initiatives and (3) higher vehicle lease expenses. These increases were partially offset by lower required accruals for uncollectible accounts. Other income, net, in the 1999 twelve-month period includes a $4.0 million loss from two interest rate protection agreements.

UTILITIES

-------------------------------------------------------------------------------------
                                                                       Increase
Twelve Months Ended June 30,                  1999        1998        (Decrease)
-------------------------------------------------------------------------------------
(Millions of dollars)
GAS UTILITY:
     Natural gas system throughput - bcf        76.0       74.9       1.1      1.5%
     Heating degree days - % warmer
        than normal                            (12.9)     (15.6)      -        -
     Revenues                                 $344.9     $356.2    $(11.3)    (3.2)%
     Total margin                             $159.8     $157.3    $  2.5      1.6%
     EBITDA                                   $ 84.9     $ 80.8    $  4.1      5.1%
     Operating income                         $ 66.1     $ 64.0    $  2.1      3.3%

ELECTRIC UTILITY:
     Electric sales - gwh                      890.4      863.8      26.6      3.1%
     Revenues                                 $ 73.1     $ 71.4    $  1.7      2.4%
     Total margin                             $ 39.0     $ 34.3    $  4.7     13.7%
     EBITDA                                   $ 17.7     $ 14.0    $  3.7     26.4%
     Operating income                         $ 13.7     $  9.9    $  3.8     38.4%
-------------------------------------------------------------------------------------

GAS UTILITY. Weather in Gas Utility's service territory during the 1999 twelve-month period was 12.9% warmer than normal but 3.2% colder than the 1998 twelve-month period. As a result of the slightly colder weather and an increase in our customer base, total system throughput increased 1.1 bcf (1.5%).

The decrease in Gas Utility's revenues principally reflects (1) an $8.6 million decrease in revenues from core market industrial customers (due largely to customers switching to delivery service); (2) a $5.2 million decrease in revenues from off-system sales; and (3) a $2.8 million decrease in revenues from interruptible retail customers. These decreases were offset by a $2.6 million increase in revenues from delivery service customers and an increase in revenues from core market residential customers resulting from the higher sales. Cost of gas sold for the 1999 twelve-month period was $171.9 million, a decrease of $13.6 million from the prior year twelve-month period. The decline is a result of the lower off-system sales, lower average purchased gas costs, and the impact of the lower sales to core market industrial customers.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in Gas Utility's 1999 twelve-month period total margin includes a $3.2 million increase in total margin from core market residential and commercial customers and a $3.3 million increase in total margin from firm delivery service customers. These increases were primarily reduced by a $2.4 million decline in margin from core market industrial customers and a $1.5 million reduction in margin from interruptible customers reflecting a less favorable price spread between natural gas and oil.

EBITDA in the 1999 twelve-month period was higher than in the 1998 twelve-month period reflecting the higher total margin, a $0.9 million increase in other income, and slightly lower operating expenses due in part to lower expenses for uncollectible accounts. Operating income also increased in the 1999 twelve-month period reflecting the increase in EBITDA offset by higher charges for depreciation.

ELECTRIC UTILITY. Total electric sales during the 1999 twelve-month period were higher than during the prior year as a result of (1) slightly colder heating-season weather; (2) warmer summer air conditioning weather; and (3) an increase in the number of customers. Electric Utility revenues increased $1.7 million as the greater revenue from the higher sales was partially offset by the decline in revenues from customers choosing alternate electric generation suppliers.

Electric Utility cost of sales was $31.1 million in the 1999 twelve-month period, a decrease of $2.9 million from the prior year, as the impact of the higher sales was more than offset by the benefit of $1.5 million resulting from the previously mentioned power supply agreement settlement and lower average purchased power costs.

Electric Utility's total margin increased $4.7 million as a result of (1) lower average purchased power costs; (2) the impact of the power supply agreement settlement; and (3) the higher sales. Electric Utility EBITDA and operating income increased as a result of the higher margin partially offset by a decrease in other income.

ENERGY MARKETING

------------------------------------------------------------------------
                                                         Increase
Twelve Months Ended June 30,     1999      1998         (Decrease)
------------------------------------------------------------------------
(Millions of dollars)
Revenues                         $87.4    $102.8     $(15.4)   (15.0)%
Total margin                     $ 5.2    $  4.6     $  0.6     13.0%
EBITDA                           $ 2.2    $  1.8     $  0.4     22.2%
Operating income                 $ 2.2    $  1.8     $  0.4     22.2%
------------------------------------------------------------------------

Total revenues from energy marketing in the 1999 twelve-month period decreased $15.4 million principally as a result of lower average gas prices and, to a lesser extent, lower volumes sold.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


EBITDA and operating income each increased $0.4 million in the 1999 twelve-month period as higher total margin was partially offset by an increase in operating expenses.

CORPORATE AND OTHER

Corporate expenses, net, was $(5.3) million in the 1999 twelve-month period and $(5.4) million in the 1998 twelve-month period. The benefit of lower corporate expenses in the 1999 twelve-month period was offset by lower interest on short-term investments.

Other activities' operating loss was $(4.7) million in the 1999 twelve-month period compared to other activities' operating income of $2.7 million in the prior-year period. The 1999 twelve-month period loss includes expenses related to international propane business opportunities and start-up costs of Enterprises' retail hearth products business. The 1998 twelve-month period operating income includes $2.6 million in pre-tax gains from the sale of UTI Energy Corp. common stock.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $996.7 million at June 30, 1999 compared with $982.8 million at September 30, 1998. The increase in debt principally reflects the net effects of (1) the issuance of $70 million of Series D First Mortgage Notes by the Operating Partnership and (2) the repayment of $60 million of borrowings under the Operating Partnership's Acquisition Facility.

During the nine months ended June 30, 1999, the Partnership declared and paid the minimum quarterly distribution of $.55 (the "MQD") on all limited partner units and the general partner interests for the quarters ended September 30, 1998, December 31, 1998 and March 31, 1999. The MQD for the quarter ended June 30, 1999 will be paid on August 18, 1999 to holders of record on August 10, 1999 of all Common and Subordinated units. The ability of the Partnership to continue to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF SUBORDINATED UNITS

The Amended and Restated Agreement of Limited Partnership of AmeriGas Partners provides that a total of 4,945,537 of its Subordinated Units may convert into Common Units on the first day after the distribution record date for any quarter ending on or after March 31, 1998, and an additional 4,945,537 Subordinated Units may convert on the first day after the distribution record date for any quarter ending on or after March 31, 1999, if as of such quarterly dates certain historical and projected cash

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


generation based requirements are met. Because the required cash generation based objectives were achieved as of March 31, 1999, a total of 9,891,074 Subordinated Units held by the Company, through subsidiaries, were converted to Common Units on May 18, 1999. The remaining 9,891,072 Subordinated Units held by the Company are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash generation based requirements are met.

CASH FLOWS

Our consolidated cash and short-term investments totaled $157.9 million at June 30, 1999 compared with $148.4 million at September 30, 1998. These amounts include $135.1 million and $120.5 million, respectively, of cash and short-term investments held by UGI. Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 1999 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities during the nine months ended June 30, 1999 totaled $143.7 million compared with $148.3 million during the prior-year period. The Partnership's cash flow from operations during the 1999 nine-month period was $73.1 million compared with operating cash flow of $107.4 million in the prior-year period reflecting a decrease in cash flow from changes in operating working capital. UGI Utilities' operating cash flow for the 1999 nine-month period was $61.0 million compared with $45.8 million in the prior year. Changes in consolidated operating working capital during the nine months ended June 30, 1999 used $20.0 million of operating cash flow while changes in consolidated operating working capital during the nine months ended June 30, 1998 used $3.5 million of operating cash flow. Cash flow from operating activities before changes in operating working capital was $163.7 million in the nine months ended June 30, 1999 compared with $151.8 million of cash flow in the prior-year period. The 1999 nine-month period amount includes the after-tax benefit of the Unisource merger termination fee.

INVESTING ACTIVITIES. Cash provided by investing activities during the nine months ended June 30, 1999 totaled $14.0 million compared with net cash used by investing activities of $88.7 million in the prior-year period. Changes in short-term investments provided $76.4 million of cash in the 1999 nine-month period compared with a use of $36.5 million in the prior-year period. We spent $51.5 million for property, plant and equipment during the nine months ended June 30, 1999 compared with $46.4 million in the same period last year. The increase is principally a result of a $3.8 million increase in Partnership capital expenditures. During the 1999 nine-month period, we invested $4.9 million in our propane joint venture in China.

FINANCING ACTIVITIES. During the nine months ended June 30, 1999 and 1998, we paid cash dividends on Common Stock of $36.4 million and $35.6 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as the Common and Subordinated units we own.) During

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the nine months ended June 30, 1999 and 1998, the Company received proceeds of $3.4 million and $7.0 million, respectively, from issuances of treasury stock in conjunction with dividend reinvestment and employee plans. During the nine months ended June 30, 1999, UGI repurchased $23.2 million of its Common Stock compared with repurchases of $8.4 million in the prior-year nine-month period.

On March 31, 1999, the Operating Partnership issued $70 million of ten-year Series D First Mortgage Notes the proceeds of which were used principally to repay outstanding borrowings under its Acquisition and Revolving Credit facilities. During the nine months ended June 30, 1998, we issued $48 million of long-term debt including (1) $35 million of UGI Utilities' medium-term notes and
(2) $13 million under the Operating Partnership's Acquisition Facility.

During the nine months ended June 30, 1999, the Operating Partnership had net borrowings of $10 million compared with net repayments of $17 million in the 1998 nine-month period. During the nine months ended June 30, 1999, UGI Utilities had net repayments of $8.8 million under its revolving credit agreements compared with net repayments of $16.3 million in the same period a year ago.

PROPOSED MERGER WITH UNISOURCE WORLDWIDE

On March 1, 1999, UGI and Unisource announced that their boards of directors had approved a definitive merger agreement for a stock-for-stock transaction. On May 25, 1999, UGI announced that it was notified that the board of directors of Unisource had decided to enter into a merger agreement with Georgia-Pacific Corp. and that UGI would allow Unisource to terminate its Merger Agreement with UGI. Pursuant to the terms of the UGI-Unisource Merger Agreement, UGI received from Unisource a merger termination fee of $25 million.

CORPORATE STRATEGIC INITIATIVES

On July 28, 1999, UGI announced a number of strategic and financial initiatives to increase shareholder value and position the Company for future growth. Among the initiatives were (1) an increase in the annual dividend rate to $1.50 a share from $1.46 a share; (2) the repurchase of up to 4.5 million shares of UGI Common Stock through a modified "Dutch auction" tender offer at a price no greater than $26.00 a share and no less than $23.00 a share to be financed with existing cash and short-term investment balances; and (3) a focus on growing UGI's existing propane and utility businesses and related and complementary businesses. The offer to repurchase shares will expire August 27, 1999, unless extended by the Company, with the payment for such shares to occur shortly thereafter. On July 28 1999, UGI also announced that it was terminating its previously announced intention to sell UGI Utilities.

NATURAL GAS COMPETITION LEGISLATION

On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act (Gas Competition Act) was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, all Pennsylvania natural gas consumers will have the right to choose their natural gas commodity supplier by July 1, 2000. Local gas distribution companies (LDCs) may continue to sell gas to customers. However, such sales are subject to price regulation by the Pennsylvania Public Utility Commission (PUC). The Gas Competition Act, in conjunction with a companion bill, effectively eliminates the gross receipts tax (currently 5%) on sales of gas commencing January 1, 2000. Gas distribution services provided by LDCs remain subject to rate regulation.

The Company is currently evaluating the impact of the Gas Competition Act on its operations and is in the process of developing its restructuring filing. Based upon such evaluation to date, the Company does not expect the Gas Competition Act will have a material adverse impact on its financial condition or results of operations. For a more detailed discussion of the Gas Competition Act, see Note 5 to Condensed Consolidated Financial Statements.

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

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


AmeriGas Partners has successfully modified or replaced all of its critical IT and non-IT systems that were not Y2K compliant. Gas Utility and Electric Utility have successfully modified and tested all of their critical IT and non-IT systems that were not Y2K compliant including Electric Utility's System Control and Data Acquisition (SCADA) system. This system was installed during July 1999.

As previously mentioned, in addition to assuring our IT and non-IT systems are Y2K compliant, we developed and implemented a program to assess the readiness of our key suppliers and third-party providers, including suppliers of interstate transportation capacity, natural gas producers and electricity interchange providers. Although none of our products or services are of themselves date sensitive, as a diversified energy distribution company with operations throughout the United States, we are dependent upon other companies whose IT and non-IT systems may not be Y2K compliant. We have completed our program to contact and inquire of the readiness of these key suppliers and vendors. We have evaluated the responses received from our critical vendors and suppliers and to the extent we were not satisfied with the responses, or have determined that the responses indicate a lack of Y2K readiness, we have developed or are in the process of finalizing the development of contingency plans. The major elements of these contingency plans are based upon the use of manual back-up systems, additional staffing, and alternative supply sources. These contingency plans attempt to mitigate the potential impact of Y2K noncompliance by our key suppliers and vendors. However, these plans cannot assure that business disruptions that may be caused by key suppliers or third-party providers will not have a material adverse impact on our operations. Gas Utility and Electric Utility have completed their business contingency plans. AmeriGas Partners has substantially completed its contingency plans and anticipates that such contingency plans will be fully completed during the fourth quarter of fiscal 1999.

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

FORWARD-LOOKING STATEMENTS

Information contained above in this item and elsewhere in this Quarterly Report with respect to expected financial results and future events is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                        UGI CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following important factors could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements:

(1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, oil, electricity and natural gas and the capacity to transport to market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) liability for environmental claims; (6) improvements in energy efficiency and technology resulting in reduced demand;
(7) labor relations; (8) large customer defaults; (9) operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and propane including the risk of explosions and fires resulting in personal injury and property damage; (10) regional economic conditions; (11) the success of the company and its suppliers in achieving Year 2000 compliance; (12) political, regulatory and economic conditions in foreign countries; (13) interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; (14) reduced distributions from subsidiaries; and (15) the timing and success of the Company's efforts to develop new business opportunities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for natural gas, electricity and propane and changes in interest rates.

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

                        UGI CORPORATION AND SUBSIDIARIES


commitments or forecasted transactions, we do not use derivative financial and commodity instruments for trading purposes.

The Company has interest rate exposure associated with borrowings under the Operating Partnership's Bank Credit Agreement and UGI Utilities' revolving credit agreements. These agreements provide for interest rates on borrowings which are indexed to short-term market interest rates. Based upon average borrowings under these agreements during the twelve months ended June 30, 1999, an increase in short-term interest rates of 50 basis points (0.5%) would increase annual interest expense by less than $0.7 million. Additionally, we use long-term debt as a primary source of capital. These debt instruments are typically issued at fixed rates of interest. When these debt instruments mature, we refinance such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, we may attempt to reduce interest rate risk associated with a forecasted issuance of new debt. In order to reduce interest rate risk associated with these transactions, we occasionally enter into interest rate protection agreements.

Although Gas Utility is subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, the Gas Competition Act permits LDCs to recover prudently incurred costs of gas sold to customers including requiring customers transferring to alternate natural gas suppliers to pay or receive undercollections or overcollections of gas costs for an appropriate period of time following such transfer. Consequently, there is limited commodity price risk associated with Gas Utility due to the current and projected rate-making.

Because the sources and costs of our electric power vary from period to period and because we discontinued regulatory accounting for the electric generation portion of our business in June 1998, Electric Utility's quarterly results have been, and future results are likely to be, more volatile. In addition, Electric Utility purchases power it does not otherwise produce, representing slightly more than 50% of its power needs, under power supply arrangements with other producers and, to a much lesser extent, on the spot market. Spot market prices for power can be volatile, especially during peak demand periods. Because Electric Utility's generation rates are capped pursuant to the Restructuring Order during the period stranded costs are being recovered (which period is expected to extend until December 31, 2002), increases in costs to purchase or produce its electric power needs will adversely impact Electric Utility's results.

At June 30, 1999, the impact on the fair value of the Company's market risk sensitive instruments resulting from (1) a 5 cent a gallon decline in the market price of propane, (2) a 25 cent per dekatherm decline in the market price of natural gas, and (3) a 50 basis point decline in interest rates on U.S. treasury notes, would not be materially different than that reported in the Company's 1998 Annual Report. We expect that any losses from market risk sensitive instruments used to manage commodity or interest rate market risk would be substantially offset by gains on the associated underlying transactions.

                        UGI CORPORATION AND SUBSIDIARIES


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10 Summary of Terms of UGI Corporation 1999 Restricted Stock Awards

                  27       Financial Data Schedule


         (b) The Company filed Current Reports on Form 8-K during the quarter ended June 30, 1999 dated (1) April 28, 1999, reporting developments in the proposed merger with Unisource Worldwide, Inc. in Items 5 and 7, and (2) dated May 25, 1999, reporting the termination of the Company's merger agreement with Unisource Worldwide, Inc. in Items 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   UGI Corporation
                                              --------------------------
                                                    (Registrant)








Date:  August 13, 1999          By:  A. J. Mendicino
----------------------          ------------------------------------------------
                                A. J. Mendicino, Vice President - Finance and
                                Chief Financial Officer








Date:  August 13, 1999          By:  M. J. Cuzzolina
----------------------          ------------------------------------------------
                                M. J. Cuzzolina, Vice President - Accounting and
                                Financial Control (Principal Accounting Officer)

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX





         10       Summary of Terms of UGI Corporation 1999 Restricted Stock
                  Awards

         27       Financial Data Schedule