Form 10-K405
period 1999-09-30
UGI CORP /PA/
filed 1999-12-23
CIK 884614

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on December 1, 1999 was $544,095,354.

At December 1, 1999 there were 27,330,251 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 1999 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 29, 2000 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


PART I                 BUSINESS                                                                   PAGE
    Items 1 and 2      Business and Properties..................................................    1
                       AmeriGas Propane Business................................................    2
                       Utility Operations.......................................................   10
                       UGI Enterprises, Inc.....................................................   19

    Item 3             Legal Proceedings........................................................   21

    Item 4             Submission of Matters to a Vote of
                       Security Holders.........................................................   24

PART II                SECURITIES AND FINANCIAL INFORMATION

    Item 5             Market for Registrant's Common Equity
                       and Related Stockholder Matters..........................................   24

    Item 6             Selected Financial Data..................................................   26

    Item 7             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations............................   27

    Item 7A            Quantitative and Qualitative Disclosures About Market Risk...............   27

    Item 8             Financial Statements and Supplementary Data..............................   27

    Item 9             Changes in and Disagreements with
                       Accountants on Accounting and Financial Disclosure.......................   27

PART III               UGI MANAGEMENT AND SECURITY HOLDERS

    Item 10            Directors and Executive Officers of the Registrant.......................   28

    Item 11            Executive Compensation...................................................   28

    Item 12            Security Ownership of Certain Beneficial
                       Owners and Management....................................................   28

    Item 13            Certain Relationships and Related Transactions...........................   28

PART IV                ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

    Item 14            Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K..................................................   31

                       Signatures...............................................................   37

                       Index to Financial Statements and
                       Financial Statement Schedules............................................  F-2

                                       (i)

PART I: BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

     UGI Corporation is a holding company that operates propane distribution, gas and electric utility, energy marketing and related businesses through subsidiaries.

     Our majority-owned subsidiary, AmeriGas Partners, L.P., a Delaware limited partnership ("AmeriGas Partners" or the "Partnership"), conducts the nation's largest retail propane distribution business through its 98.99% owned subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"). We have been in the retail propane distribution business for over 40 years, operating through various subsidiaries. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." We have a 58.4% combined ownership interest in the Partnership and the Operating Partnership. The remaining interest is publicly held.

     Our subsidiary UGI Utilities, Inc. ("Utilities") owns and operates a natural gas distribution utility and an electric distribution utility in eastern Pennsylvania. Effective October 1, 1999, Utilities' electric generation assets were transferred to its non-utility subsidiary, UGI Development Company ("UGID"). Utilities is the successor to a business founded in 1882. It serves 265,000 natural gas customers and 61,000 electric customers.

     Our subsidiary UGI Enterprises, Inc. ("Enterprises") conducts domestic and international businesses through subsidiaries. The domestic businesses include retail gas and electric marketing, and a supercenter retailer of quality hearth, spa and grill products, Hearth USA(TM). In September 1999, Enterprises acquired FLAGA Beteiligungs Aktiengesellschaft, the largest retail propane distributor in Austria. Enterprises also has two international energy-related joint ventures. We expect Enterprises to continue to evaluate and develop new related and complementary business opportunities for us.

     UGI was incorporated in Pennsylvania in 1991. UGI is not subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). It is also exempt from registration as a holding company and not otherwise subject to the Public Utility Holding Company Act of 1935, except for Section 9(a)(2), which regulates the acquisition of voting securities of an electric or gas utility company. Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms "Company" and "UGI," as well as the terms "our," "we," and "its," are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms "AmeriGas Partners" and the "Partnership" are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries, including the Operating Partnership.

BUSINESS STRATEGY

     In July 1999, following a comprehensive study, we announced our intention to refocus our strategic direction on growing our existing natural gas, electric and propane businesses while seeking additional related and complementary growth opportunities. We plan to employ our core competencies from our existing businesses, as well as use our national scope, extensive asset base and access to customers, to accelerate growth in related and complementary businesses, both domestic and international. We expect to achieve compound annual earnings per share growth of 6% to 10% over the next five years and we have set a 20% earnings contribution target for our new businesses over the same period.

     During September 1999, we announced the acquisition of FLAGA Beteiligungs Aktiengesellschaft ("FLAGA") by Enterprises. FLAGA is the largest retail propane distributor in Austria and one of the largest distributors in the Czech Republic. On September 10, 1999, Hearth USA(TM) held its grand opening in Rockville, Maryland. Hearth USA(TM) is the first retail supercenter for quality hearth, spa and grill products.

     Our domestic propane distribution business is conducted through AmeriGas Partners. The Partnership is the largest retail propane distributor in the United States, based on fiscal year 1999 retail volume of 783 million gallons. The Partnership operates from approximately 600 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our 58.4% share in the income or loss of the Partnership, due to the publicly-owned limited partner interest.


                            AMERIGAS PROPANE BUSINESS

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

     The primary customers for propane are residential, commercial, agricultural, motor fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the generation portion of the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, we are unable to predict the extent to which the price of electricity may drop. Therefore, we cannot predict the ultimate impact that electric utility deregulation may have on propane's existing competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

     As of September 30, 1999, the Partnership distributed propane to approximately 969,000 customers from approximately 600 district locations in 46 states. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

     The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 80% of the Partnership's 1999 fiscal year sales (based on gallons sold) were to retail accounts (33% to residential customers, 29% to industrial/commercial customers, 11% to motor fuel customers and 7% to agricultural customers), and approximately 20% were to wholesale customers. Sales to residential customers in fiscal 1999 represented approximately 41% of retail gallons sold and 50% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

     In the residential market, which includes both conventional and mobile homes, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. Our PPX Prefilled Propane Xchange(R) program ("PPX(R)") enables consumers to exchange their empty 20-pound propane barbecue grill cylinders at various retail locations such as home centers and convenience stores. Sales of PPX(R) cylinders to retailers are included in the commercial/industrial market. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing and crop drying.

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

     The Partnership also delivers propane to retail customers in portable cylinders with capacities of 5 to 30 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. The Partnership continues to expand its PPX(R) program. PPX(R) is availabLe at approximately 6,000 retail locations throughout the country. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

PROPANE SUPPLY AND STORAGE

     Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 1999, the Partnership purchased over 65% of its propane from 10 suppliers, including the Shell Oil companies (approximately 16%), Dynegy (approximately 15%), and the Amoco companies (approximately 14%). Management believes that if supplies from these sources were interrupted, the Partnership would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the cost of procuring replacement supplies might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Shell, Dynegy and Amoco, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 1999. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

     The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Over 80% of propane purchases by the Partnership in the 1999 fiscal year were on a contractual basis under one- or two-year agreements subject to annual review. More than 70% of the supply contracts provide for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island, Utah and several other locations.

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

     The Partnership expects to be able to secure adequate product supply for its customers during fiscal year 2000. Periods of severe cold weather, supply interruptions, or other unforeseen events, however, could result in rapid increases in product cost. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. These practices currently include the use of summer storage, prepaid contracts for future product delivery and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

     The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES
                               (CENTS PER GALLON)

                               Mont Belvieu      Conway
                    Oct-94      $0.32.5952     $0.29.5298
                    Nov-94      $0.34.6063     $0.30.6938
                    Dec-94      $0.33.4345     $0.30.1607
                    Jan-95      $0.32.8338      $0.29.551
                    Feb-95      $0.31.8687     $0.28.9253
                    Mar-95      $0.32.8372     $0.30.0111
                    Apr-95      $0.32.3126     $0.30.0406
                    May-95      $0.32.7534     $0.31.2293
                    Jun-95       $0.31.842     $0.31.4955
                    Jul-95      $0.30.8108     $0.31.3834
                    Aug-95      $0.31.3433     $0.33.1724
                    Sep-95      $0.31.3608     $0.32.4765
                    Oct-95       $0.30.946     $0.32.7784
                    Nov-95      $0.30.9531     $0.32.7406
                    Dec-95      $0.35.3219     $0.38.1719
                    Jan-96           $0.36     $0.36.2415
                    Feb-96      $0.40.8563     $0.37.7688
                    Mar-96      $0.37.2292     $0.36.0119
                    Apr-96      $0.35.5744     $0.34.1071
                    May-96      $0.34.9233     $0.34.4773
                    Jun-96       $0.34.925     $0.36.3531
                    Jul-96      $0.35.6339     $0.37.2679
                    Aug-96      $0.38.4403     $0.37.9773
                    Sep-96      $0.47.0156     $0.44.7844
                    Oct-96      $0.51.5734     $0.51.5272
                    Nov-96      $0.58.0493     $0.63.4112
                    Dec-96      $0.61.0446     $0.84.2917
                    Jan-97      $0.47.4545      $0.63.392
                    Feb-97      $0.38.7105     $0.39.0197
                    Mar-97         $0.38.5     $0.37.2563
                    Apr-97       $0.34.875     $0.35.2614
                    May-97      $0.35.3095     $0.36.4762
                    Jun-97      $0.34.4286     $0.35.8631
                    Jul-97      $0.34.9063     $0.34.6278
                    Aug-97      $0.37.0268     $0.36.5268
                    Sep-97      $0.38.6786     $0.37.9524
                    Oct-97      $0.39.8261     $0.37.3207
                    Nov-97      $0.35.9479     $0.35.0035
                    Dec-97       $0.33.571     $0.31.3636
                    Jan-98      $0.30.0656     $0.28.2063
                    Feb-98      $0.29.7862     $0.28.3237
                    Mar-98      $0.27.3892     $0.27.8381
                    Apr-98      $0.29.0565     $0.29.4702
                    May-98      $0.27.4188     $0.27.8231
                    Jun-98      $0.24.4205     $0.24.8409
                    Jul-98      $0.24.5398     $0.24.5483
                    Aug-98      $0.24.1161     $0.23.8661
                    Sep-98      $0.24.8304     $0.24.0417
                    Oct-98      $0.25.7188     $0.24.5682
                    Nov-98      $0.24.7862     $0.23.2007
                    Dec-98      $0.20.8949     $0.18.7188
                    Jan-99      $0.21.7467     $0.19.6086
                    Feb-99      $0.22.4342     $0.20.5822
                    Mar-99      $0.24.1005     $0.23.4022
                    Apr-99      $0.28.2619     $0.27.5774
                    May-99      $0.28.3063     $0.26.8813
                    Jun-99      $0.30.9517      $0.28.679
                    Jul-99      $0.37.2619      $0.34.622
                    Aug-99      $0.40.5085     $0.37.5597
                    Sep-99      $0.43.1786     $0.42.4048

COMPETITION

     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, we are unable to predict the ultimate impact that the deregulation of electric generation may have on propane's current competitive price advantage. Since the 1970s, many new homes have been built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

     The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. Based on the most recent annual survey by the American Petroleum Institute, the 1997 domestic retail market for propane (annual sales for other than chemical uses) was approximately 10.3 billion gallons and, based on LP-GAS magazine rankings, 1998 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales. Management believes the Partnership's 1999 retail volume represents approximately 8% of the domestic retail market. The ability to compete effectively depends on supplying customer service, maintaining competitive retail prices and controlling operating expenses.

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

PROPERTIES

     As of September 30, 1999, the Partnership owned approximately 81% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Rhode Island, the Partnership leases storage with a 400,000 barrel capacity.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 1999, the Partnership operated a fleet of approximately 150 transport trucks, 40% of which are leased. It owned approximately 315 transport trailers and leased over 400 railroad tank cars. In addition, the Partnership fleet included over 2,400 bobtail and rack trucks, and approximately 1,800 other delivery and service vehicles. Approximately 41% of these vehicles were owned. Other assets owned at September 30, 1999 included more than one million stationary storage tanks with typical capacities of 100 to 1,000 gallons and over 1.1 million portable propane cylinders with typical capacities of 5 to 100 gallons. The Partnership also owned more than 2,400 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.

TRADE NAMES, TRADE AND SERVICE MARKS

     The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and "Petrolane(R)" trade names and related trade and service marks. ThE General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI, Petrolane Incorporated and the General Partner each has the option to terminate its respective license agreement on 12 months prior notice (immediately in the case of the General Partner), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, Petrolane and the General Partner each has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

     The General Partner has discontinued widespread use of the "Petrolane" trade name and conducts Partnership operations almost exclusively under the "AmeriGas," "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks.

SEASONALITY

     Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 56% of the Partnership's fiscal year 1999 retail sales volume and approximately 83% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

     Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

     The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 13 to the Company's Consolidated Financial Statements.

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

     With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). During 1999, the Research and Special Programs Administration ("RSPA"), a division of the DOT, issued new regulations applicable to cargo tanks used to transport propane and procedures for loading propane on and off cargo tanks. Specific provisions include, among other things, revised attendance requirements for unloading propane and new requirements for emergency discharge control equipment, such as remote control devices that enable the driver to stop the unloading process at a distance from the vehicle and passive systems that will shut down loading and unloading without human intervention. The Partnership is in compliance with the new regulations and is evaluating the equipment that is being developed to comply with the passive systems requirements that will become effective in July 2001.

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

EMPLOYEES

     The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 1999, the General Partner had 5,026 employees, including 277 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

                               UTILITY OPERATIONS

     Our utility business is conducted by UGI Utilities, Inc. a wholly owned subsidiary. Utilities operates its business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). The business conducted by each of these divisions is described below.


GAS UTILITY

SERVICE AREA; REVENUE ANALYSIS

     Gas Utility distributes natural gas to approximately 265,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,400 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 1999, 1998 and 1997, revenues of Gas Utility accounted for approximately 25%, 24%, and 24%, respectively, of our total consolidated revenues.

     System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 1999 fiscal year was approximately 76.1 billion cubic feet ("bcf"). System sales of gas accounted for approximately 40% of system throughput, while gas transported for commercial and industrial customers (who bought their gas from others) accounted for approximately 60% of system throughput. Based on industry data for 1998, residential customers account for approximately 35% of total system throughput by local gas distribution companies in the United States. By contrast, for the 1999 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

     Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, storage and transportation services from pipeline companies, and its own propane-air and liquefied natural gas peak-shaving facilities. Purchases of natural gas in the spot market are also made to reduce costs and manage storage inventory levels. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

     During the 1999 fiscal year, Gas Utility purchased approximately 32.5 bcf of natural gas for sale to customers. Approximately 30.2 bcf or 93% of the volumes purchased were supplied under agreements with six major suppliers of natural gas. The remaining 2.3 bcf or 7% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. In fiscal year 2000, Gas Utility expects to obtain necessary gas supplies under contracts no longer than 12 months in duration. See "Natural Gas Choice and Competition Act."

SEASONAL VARIATION

     Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal, with approximately 58% of fiscal year 1999 throughput and approximately 74% of earnings before interest expense, income taxes, depreciation and amortization occurring during the winter season from November through March.

COMPETITION

     Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are seeking new load, primarily in the new construction market. Competition with fuel oil dealers is focused on industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

     In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide transportation services. While unregulated gas marketers have been selling gas to commercial and industrial customers in Gas Utility's service territory for over 14 years, Gas Utility provides transportation services for those sales. Pennsylvania has enacted legislation which requires a customer choice option for retail purchasers of natural gas. See "Natural Gas Choice and Competition Act."

     Commercial and industrial customers representing approximately 42% of Gas Utility's transportation system throughput (22% of transportation revenues) have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 31% of transportation system throughput (19% of transportation revenues) have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in the latter group are served under transportation contracts having three- to ten-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, seven of which extend into fiscal year 2002. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

     Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2000. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers. Gas Utility also operates propane air and liquefied natural gas facilities to meet winter peak service requirements.

     During the 1999 fiscal year, Gas Utility supplied transportation service to three major cogeneration installations and two utility generation sites. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 7,130 additional residential heating customers during the 1999 fiscal year, a modest increase from the previous year. Of those new customers, new home construction accounted for a record 5,692 heating customers, an increase of approximately 16% from the prior year. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The total number of new commercial and industrial customers was 1,174.

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

NATURAL GAS CHOICE AND COMPETITION ACT

     Since December 1982, Gas Utility has provided transportation service for commercial and industrial customers who purchase their gas from others. As noted earlier, this unbundled service accounted for approximately 60% of Gas Utility's system throughput in fiscal year 1999.

     In June 1999, Governor Ridge signed into law the Natural Gas Choice and Competition Act ("Gas Competition Act") which requires local natural gas distribution companies to extend the availability of gas transportation service to residential and small commercial customers by July 1, 2000 pursuant to a PUC-approved plan. Gas Utility submitted its plan to the PUC on October 1, 1999. We expect the PUC to act on the plan in the spring of 2000. Gas Utility designed its plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial customers. The plan also provides for recovery of costs associated with Gas Utility's existing pipeline capacity and gas supply contracts. If the plan is approved substantially as filed, we do not expect that the Gas Competition Act will have a material adverse impact on our financial condition or results of operations. See Note 3 to the Consolidated Financial Statements included in the Company's 1999 Annual Report and incorporated by reference in this Report.


ELECTRIC UTILITY

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

     On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("Electricity Customer Choice Act") became effective. The Electricity Customer Choice Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the Electricity Customer Choice Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from all distribution customers until December 31, 2002. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

     On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the Electricity Customer Choice Act. The Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period commencing January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative electric generation supplier. Customers choosing another supplier currently receive an average generation "shopping credit" (developed from system-wide generation rates) of 3.67 cents per kilowatt hour ("kwh"), which will remain in effect through December 31, 2000. The shopping credit will increase to
4.3 cents per kwh in calendar years 2001 and 2002.

     As noted above, Electric Utility's power generation rates are capped until December 31, 2002. Because Electric Utility has discontinued regulatory accounting, which permitted it to adjust customer charges to reflect changes in Electric Utility's power costs, quarterly results have been, and future results are likely to be, more volatile, due in large part to seasonal variations in such costs. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period. During fiscal 1999, Utilities received PUC approval to transfer its electric generation assets to a non-utility subsidiary. These electric generation assets, consisting principally of Utilities' Hunlock generating station and its 1.11% interest in the Conemaugh generating station, were transferred effective October 1, 1999 to UGID, a wholly-owned subsidiary of Utilities. UGID has been granted "Exempt Wholesale Generator" status by FERC.

SERVICE AREA; REVENUE ANALYSIS

     Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For the 1999 fiscal year, about 52% of sales volume came from residential customers, 35% from commercial customers and 13% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the Electricity Customer Choice Act represented approximately 5% of this sales volume. For the 1999, 1998 and 1997 fiscal years, revenues of Electric Utility accounted for approximately 5%, 5%, and 4%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

     Electric Utility distributes both electricity that it purchases from others (including UGID) and, since November 1, 1997, electricity that customers purchase from other suppliers. Through UGID, Utilities owns and operates the Hunlock generating station located near Kingston, Pennsylvania ("Hunlock Station"); it also has a 1.11% ownership interest in the Conemaugh generating station located near Johnstown, Pennsylvania ("Conemaugh Station"), which is operated by another utility. These two coal-fired stations can generate up to 69 megawatts of electric power for Electric Utility and provided approximately 50% of its energy requirements during the 1999 fiscal year.

     Effective August 1, 1999, Utilities and PP&L terminated their 1992 power supply agreement and entered into a new agreement. Through December 2000, PP&L will supply approximately 30% of Electric Utility's energy requirements and, through February 2001, PP&L will supply all of Electric Utility's capacity requirements in excess of its capacity from other sources. Electric Utility expects to enter into short-term contracts to meet the balance of its energy needs.

     UGID is evaluating the potential of the Hunlock Station site, and currently expects to operate the Hunlock plant through the next few years. Decisions regarding the operation of Hunlock Station will be highly dependent on market prices for power.

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

SEASONALITY

     Sales and distribution of electricity for residential heating purposes accounted for approximately 20% of the total sales of Electric Utility during the 1999 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 53% of volume occurred during the six coldest months of the 1999 fiscal year (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.

UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

     Utilities' gas and electric utility operations, which exclude electric generation, are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. As noted earlier, effective October 1, 1999 Utilities transferred its electric generation assets to UGID. UGID has FERC authority to sell power at market-based rates. Generally, UGID is not subject to regulation by the PUC.

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

PURCHASED GAS COST RATES

     Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate.

ENERGY COST RATES

     In accordance with provisions of the Electricity Customer Choice Act, the PUC approved Electric Utility's application to roll its energy cost rate ("ECR") into its base rates effective as of May 2, 1997, at a combined level not to exceed the rate cap established as of January 1, 1997. Before January 1, 1997, the ECR permitted Electric Utility to adjust customer charges to reflect annual changes in the cost of purchased power, fuel, interchange power and the cost of transmitting power purchased from external sources. Electric Utility may no longer adjust customer charges to reflect changes in such costs.

BASE RATES

     Gas Utility's current base rates have been in effect since August 31, 1995. Rates for total non-gas charges to retail customers are currently capped through December 31, 2000 pursuant to the Gas Competition Act. Electric Utility's current base rates have been in effect since July 19, 1996 and are capped through June 2001 pursuant to the Electricity Customer Choice Act. See Note 3 to the Consolidated Financial Statements included in the Company's 1999 Annual Report and incorporated by reference in this Report.

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


OTHER GOVERNMENT REGULATION

     In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the transmission of electricity, transactions with non-utility generators of electricity, like UGID, and other matters, are also subject to the jurisdiction of FERC.

     Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Electric Utility Environmental Factors."

EMPLOYEES

     At September 30, 1999, Utilities and its subsidiaries had 1,138 employees.

                              UGI ENTERPRISES, INC.

     UGI Enterprises, Inc. is a wholly owned subsidiary of UGI that was formed in 1994. Through its subsidiaries, Enterprises is developing the domestic and international businesses described below.

INTERNATIONAL PROPANE DISTRIBUTION

     In September 1999, subsidiaries of Enterprises acquired all of the stock of Flaga, a privately-held company founded in 1947. Flaga is the largest retail propane distributor in Austria and a leading distributor in the Czech Republic. FLAGA operates from 7 distribution locations in Austria, 8 in the Czech Republic and 2 in Slovakia. Flaga markets over 40 million gallons of propane annually and has revenues of approximately $50 million. Its assets totaled $138 million at September 30, 1999.

NATURAL GAS AND ELECTRICITY MARKETING

     In 1995, the gas marketing business previously conducted by a subsidiary of Utilities was transferred to UGI Energy Services, Inc. ("Energy Services"), a wholly owned subsidiary of Enterprises. Energy Services conducts this business under the trade name GASMARK(R). GASMARK(R) sells natural gas directly to more than 1,100 commercial and industrial customers in the Mid-Atlantic region through the transportation systems of 15 utility systems. Energy Services also sells electricity to over 500 commercial and industrial customers in Pennsylvania. Another Enterprises subsidiary, UGI Power Supply, Inc., has FERC authority to engage in wholesale electric power sales.

RETAIL HEARTH PRODUCTS

     In September 1999, Enterprises opened the first Hearth USA(TM) retail store in Rockville, Maryland. HeartH USA(TM) is the nation's first large-scale retailer to offer a wide selection of hearth, grill and spa products together with installation services. Another store is scheduled to open in the Mid-Atlantic region early in 2000. Enterprises expects to evaluate the Hearth retail concept further prior to scheduling openings in other markets.

INTERNATIONAL ENERGY-RELATED JOINT VENTURES

     During 1996, Enterprises formed a partnership with affiliates of Energy Transportation Group, Inc. ("ETG") and North American World Trade, Ltd. to develop, build and operate a liquefied petroleum gas ("LPG") import project in Romania. ETG has extensive experience in the transportation of liquefied natural gas, and North American World Trade, Ltd. is a consulting firm with Romanian expertise. The joint venture is known as Black Sea LPG Romania, S.A. Enterprises has funded the initial development of the joint venture through its subsidiary, UGI Romania, Inc. The Romanian partners in this venture are Regia Autonoma a Gazelor Naturale "Romgaz" Medias, the Romanian national gas utility; Regia Autonoma de Electricitate "Renel", the Romanian national electric utility; and Rompetrol, S.A., a privately-held energy services company. The economic climate in Romania in recent years has slowed project development.

     During 1998, Enterprises formed ChinaGas Partners, L.P. ("ChinaGas") with affiliates of ETG to develop, build and operate LPG projects in the People's Republic of China. On October 28, 1998, ChinaGas and its wholly owned subsidiary together acquired 50% of the shares of an existing Chinese company known as the Nantong Huayang LPG Port Co., Ltd. ("Port Company") which operates an integrated LPG business, including an import terminal and distribution business, serving the provinces along the lower and middle reaches of the Yangtze River. The other shareholders in the Port Company are China National Chemical Supply & Sales Corporation and two of its affiliates. Our effective ownership interest in the Port Company is 25%.


                          BUSINESS SEGMENT INFORMATION

     The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's business segments for the 1999, 1998 and 1997 fiscal years appears in Note 17 to the Consolidated Financial Statements contained in our 1999 Annual Report and is incorporated in this Report by reference.


                                   EMPLOYEES

     At September 30, 1999, UGI and its subsidiaries had 6,720 employees.

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

     The following is a short description of the status of certain matters involving Utilities related to manufactured gas plants located in other states. See also Notes 1 and 13 to the Company's Consolidated Financial Statements.


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


RELATED MATTER

     1. UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by Utilities at various manufactured gas plant sites. The case is in the preliminary discovery and pleadings stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the last fiscal quarter of the 1999 fiscal year.


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


PART II:  SECURITIES AND FINANCIAL INFORMATION


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

     Our Common Stock is traded on the New York and Philadelphia stock exchanges under the symbol "UGI". The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:


         1999 FISCAL YEAR                        HIGH                 LOW
         4th Quarter                            $24.688             $19.750
         3rd Quarter                             21.000              16.563
         2nd Quarter                             24.375              15.000
         1st Quarter                             25.750              21.625

         1998 FISCAL YEAR                        HIGH                 LOW
         4th Quarter                            $25.813             $20.500
         3rd Quarter                             28.750              23.750
         2nd Quarter                             29.750              27.000
         1st Quarter                             30.125              25.125

DIVIDENDS

     Quarterly dividends on our Common Stock were paid in the 1999 and 1998 fiscal years as follows:

         1999 FISCAL YEAR                                    AMOUNT
         4th Quarter                                          $.365
         3rd Quarter                                           .365
         2nd Quarter                                           .365
         1st Quarter                                           .365

         1998 FISCAL YEAR                                    AMOUNT
         4th Quarter                                          $.365
         3rd Quarter                                           .360
         2nd Quarter                                           .360
         1st Quarter                                           .360

HOLDERS

     On December 1, 1999, UGI had 11,711 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                     (Millions of dollars, except per share amounts)

                                                                                   Year Ended
                                                                                  September 30,
                                                     ---------------------------------------------------------------------
                                                        1999           1998           1997           1996           1995
                                                     ---------      ---------      ---------      ---------      ---------

                                                                (Millions of dollars, except per share amounts)
FOR THE PERIOD:
INCOME STATEMENT DATA:
     Revenues                                        $ 1,383.6      $ 1,439.7      $ 1,642.0      $ 1,557.6      $   877.6
                                                     =========      =========      =========      =========      =========

     Income before extraordinary loss
          and change in accounting                   $    55.7      $    40.3      $    52.1      $    39.5      $     7.9
     Extraordinary loss - debt restructuring                --             --             --             --          (13.2)
     Change in accounting for
          postemployment benefits                           --             --             --             --           (3.1)
                                                     ---------      ---------      ---------      ---------      ---------

     Net income (loss)                               $    55.7      $    40.3      $    52.1      $    39.5      $    (8.4)
                                                     =========      =========      =========      =========      =========

DILUTED EARNINGS PER SHARE:(a)
     Earnings before extraordinary loss
        and change in accounting                     $    1.74      $    1.22      $    1.57      $    1.19      $    0.24
     Extraordinary loss - debt restructuring                --             --             --             --          (0.40)
     Change in accounting for
        postemployment benefits                             --             --             --             --          (0.10)
                                                     ---------      ---------      ---------      ---------      ---------

     Net earnings (loss)                             $    1.74      $    1.22      $    1.57      $    1.19      $   (0.26)
                                                     =========      =========      =========      =========      =========

     Cash dividends declared                         $    1.47      $    1.45      $    1.43      $    1.41      $    1.39
                                                     =========      =========      =========      =========      =========

AT PERIOD END:
BALANCE SHEET DATA:
     Total assets                                    $ 2,135.9      $ 2,074.6      $ 2,151.7      $ 2,133.0      $ 2,152.3
                                                     =========      =========      =========      =========      =========

     Capitalization:
         Debt:
           Bank loans - AmeriGas Propane             $    22.0      $    10.0      $    28.0      $    15.0      $      --
           Bank loans - UGI Utilities                     87.4           68.4           67.0           50.5           42.0
           Bank loans - other                             11.6             --             --             --             --
           Long-term debt
            (including current maturities):
                AmeriGas Propane                         744.7          709.0          691.1          692.5          658.5
                UGI Utilities                            180.0          187.2          169.3          174.8          206.3
                Other                                     91.6            8.2            8.6            9.0            9.3
                                                     ---------      ---------      ---------      ---------      ---------
          Total debt                                   1,137.3          982.8          964.0          941.8          916.1
                                                     =========      =========      =========      =========      =========
          Minority interest in AmeriGas Partners         209.9          236.5          266.5          284.4          318.9
          UGI Utilities preferred stock subject
              to mandatory redemption                     20.0           20.0           35.2           35.2           35.2
          Common stockholders' equity                    249.2          367.1          376.1          377.6          380.5
                                                     ---------      ---------      ---------      ---------      ---------
     Total capitalization                            $ 1,616.4      $ 1,606.4      $ 1,641.8      $ 1,639.0      $ 1,650.7
                                                     =========      =========      =========      =========      =========

RATIO OF CAPITALIZATION:
     Total debt                                           70.4%          61.2%          58.7%          57.5%          55.5%
     Minority interest                                    13.0%          14.7%          16.3%          17.4%          19.3%
     UGI Utilities preferred stock                         1.2%           1.2%           2.1%           2.1%           2.1%
     Common stockholders' equity                          15.4%          22.9%          22.9%          23.0%          23.1%
                                                     ---------      ---------      ---------      ---------      ---------
                                                         100.0%         100.0%         100.0%         100.0%         100.0%
                                                     =========      =========      =========      =========      =========

      (a) Basic earnings per share was $1.58 in 1997. For all other periods presented, basic earnings (loss) per share was the same as diluted earnings (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 21 of UGI's 1999 Annual Report to Shareholders, is incorporated in this report by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on pages 20 and 21 of the UGI 1999 Annual Report to Shareholders and are incorporated in this Report by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated in this Report by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III: UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 13.

     In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12 and 13 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2000:

                                               CAPTIONS OF PROXY STATEMENT
         INFORMATION                            INCORPORATED BY REFERENCE
         -----------                            -------------------------
Item 10.  Directors and Executive              Election of Directors - Nominees
           Officers of Registrant.

Item 11.  Executive Compensation.              Compensation of Executive Officers
                                               Compensation of Directors

Item 12.  Security Ownership of                Securities Ownership of Management
           Certain Beneficial
           Owners and Management.

Item 13.  Certain Relationships                Compensation of Executive Officers -
           and Related Transactions.           Stock Ownership Policy and
                                               Indebtedness of Management

         The information concerning the Company's executive officers required by
Item 10 is set forth below.


                               EXECUTIVE OFFICERS

           NAME                   AGE                      POSITION
           ----                   ---                      --------

     Lon R. Greenberg              49              Chairman, Director, President
                                                   and Chief Executive Officer

     Brendan P. Bovaird            51              Vice President and General Counsel

     Bradley C. Hall               46              Vice President - New Business Development

     Anthony J. Mendicino          51              Vice President - Finance
                                                   and Chief Financial Officer

     Robert J. Chaney              57              President and Chief Executive
                                                   Officer, UGI Utilities, Inc.

     All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

     There are no family relationships between any of the officers or between any of the officers and any of the directors.

Lon R. Greenberg
----------------

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

Brendan P. Bovaird
------------------

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

Bradley C. Hall
---------------

     Mr. Hall was elected Vice President - New Business Development on October 25, 1994, having been Vice President - Marketing and Rates, UGI Utilities, Inc. Gas Division. He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in Gas Utility.

Anthony J. Mendicino
--------------------

     Mr. Mendicino was elected Vice President - Finance and Chief Financial Officer on September 8, 1998. He previously served as President and Chief Operating Officer (July 1997 to June 1998) and as Senior Vice President (January 1997 to June 1997) of Eastwind Group, Inc., a holding company formed to acquire and consolidate middle-market manufacturing businesses. Mr. Mendicino was Senior Vice President and Chief Financial Officer and a director (1987 to 1996) of UTI Energy Corp., a diversified oil field service company. From 1981 to 1987 Mr. Mendicino held various positions with UGI, including Treasurer from 1984 to 1987.

Robert J. Chaney
----------------

     Mr. Chaney is President and Chief Executive Officer of UGI Utilities, Inc., (since March 1999). He previously served as Executive Vice President (1998 to
1999), Vice President and General Manager - Gas Utility Division (1991 to 1998) and Vice President - Rates and Energy Utilization - Gas Utility Division (1981 to 1991).

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

               (3) LIST OF EXHIBITS:

               The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                           REGISTRANT            FILING              EXHIBIT
    -----------                         -------                           ----------            ------              -------
        3.1           (Second) Amended and Restated Articles of              UGI            Amendment No. 1           3.(3)(a)
                      Incorporation of the Company                                         on Form 8 to Form
                                                                                             8-B (4/10/92)

        3.2           Bylaws of UGI as in effect since October               UGI               Form 10-K              3.2
                      27, 1998                                                                 (9/30/98)

         4 Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item
                      601(b)(4) of Regulation S-K)

        4.1           Rights Agreement, as amended as of April               UGI               Form 8-K               4.1
                      17, 1996, between the Company and Mellon Bank,                           (4/17/96)
                      N.A., successor to Mellon Bank (East) N.A., as
                      Rights Agent, and Assumption Agreement dated
                      April 7, 1992

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

        4.3           UGI's (Second) Amended and Restated
                      Articles of Incorporation and Bylaws
                      referred to in 3.1 and 3.2 above

        4.4           Note Agreement dated as of April 12, 1995            AmeriGas            Form 10-Q              10.8
                      among The Prudential Insurance Company of          Partners, L.P.        (3/31/95)
                      America, Metropolitan Life Insurance
                      Company, and certain other institutional
                      investors and AmeriGas Propane, L.P., New
                      AmeriGas Propane, Inc. and Petrolane
                      Incorporated

        4.5           First Amendment dated as of September 12,            AmeriGas            Form 10-K              4.5
                      1997 to Note Agreement dated as of April           Partners, L.P.        (9/30/97)
                      12, 1995

        4.6           Second Amendment dated as of September 15,           AmeriGas            Form 10-K              4.6
                      1998 to Note Agreement dated as of April           Partners, L.P.        (9/30/98)
                      12, 1995

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                           REGISTRANT            FILING              EXHIBIT
    -----------                         -------                           ----------            ------              -------
        4.7           Third Amendment dated as of March 23, 1999           AmeriGas            Form 10-Q             10.2
                      to Note Agreement dated as of April 12, 1995       Partners, L.P.        (3/31/99)

        4.8           Note Agreement dated as of March 15, 1999            AmeriGas            Form 10-Q             10.3
                      among AmeriGas Propane, L.P., AmeriGas             Partners, L.P.        (3/31/99)
                      Propane, Inc. and certain institutional
                      investors

        10.1          Service Agreement (Rate FSS) dated as of               UGI               Form 10-K             10.5
                      November 1, 1989 between Utilities and                                   (9/30/95)
                      Columbia, as modified pursuant to the orders
                      of the Federal Energy Regulatory Commission
                      at Docket No. RS92-5-000 reported at Columbia
                      Gas Transmission Corp., 64 FERC Section 61,060
                      (1993), order on rehearing, 64 FERC Section
                      61,365 (1993)

        10.2          Service Agreement (Rate FTS) dated June 1,           Utilities           Form 10-K            (10)o.
                      1987 between Utilities and Columbia, as                                  (12/31/90)
                      modified by Supplement No. 1 dated October
                      1, 1988; Supplement No. 2 dated November 1,
                      1989; Supplement No. 3 dated November 1,
                      1990; Supplement No. 4 dated November 1,
                      1990; and Supplement No. 5 dated January 1,
                      1991, as further modified pursuant to the
                      orders of the Federal Energy Regulatory
                      Commission at Docket No. RS92-5-000
                      reported at Columbia Gas Transmission
                      Corp., 64 FERC Section 61,060 (1993), order
                      on rehearing, 64 FERC Section 61,365 (1993)

        10.3          Transportation Service Agreement (Rate               Utilities           Form 10-K            (10)p.
                      FTS-1) dated November 1, 1989 between                                    (12/31/90)
                      Utilities and Columbia Gulf Transmission
                      Company, as modified pursuant to the orders
                      of the Federal Energy Regulatory Commission
                      in Docket No. RP93-6-000 reported at Columbia
                      Gulf Transmission Co., 64 FERC Section 61,060
                      (1993), order on rehearing, 64 FERC Section
                      61,365 (1993)

        10.4          Amended and Restated Sublease Agreement                UGI               Form 10-K             10.35
                      dated April 1, 1988 between Southwest Salt                               (9/30/94)
                      Co. and AP Propane, Inc. (the "Southwest
                      Salt Co. Agreement")

       *10.5          Letter dated July 8, 1998 pursuant to
                      Article 1, Section 1.2 of the Southwest
                      Salt Co. Agreement re: option to renew for period of June 1, 2000 to May 31, 2005 and related extension notice

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                              REGISTRANT            FILING               EXHIBIT
    -----------                         -------                              ----------            ------               -------
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

       10.7**         UGI Corporation 1992 Stock Option and                     UGI               Form 10-Q              (10)ee
                      Dividend Equivalent Plan, as amended May                                    (6/30/92)
                      19, 1992

       10.8**         UGI Corporation Annual Bonus Plan dated                   UGI               Form 10-Q               10.4
                      March 8, 1996                                                               (6/30/96)

       10.9**         UGI Corporation Directors' Equity                         UGI               Form 10-Q               10.1
                      Compensation Plan                                                           (3/31/97)

      10.10**         UGI Corporation 1997 Stock Option and                     UGI               Form 10-Q               10.2
                      Dividend Equivalent Plan                                                    (3/31/97)

      10.11**         UGI Corporation 1992 Directors' Stock Plan                UGI               Form 10-Q              (10)ff
                                                                                                  (6/30/92)

      10.12**         UGI Corporation Senior Executive Employee                 UGI               Form 10-K               10.12
                      Severance Pay Plan effective January 1, 1997                                (9/30/97)

      *10.13**        UGI Corporation 2000 Directors' Stock
                      Option Plan

      *10.14**        UGI Corporation 2000 Stock Incentive Plan

      10.15**         1997 Stock Purchase Loan Plan                             UGI               Form 10-K               10.16
                                                                                                  (9/30/97)

      10.16**         UGI Corporation Supplemental Executive                    UGI               Form 10-Q                10
                      Retirement Plan Amended and Restated                                        (6/30/98)
                      effective October 1, 1996

      10.17**         Summary of Terms of UGI Corporation 1999                  UGI               Form 10-Q                10
                      Restricted Stock Awards                                                     (6/30/99)

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

       10.19          First Amendment dated as of September 15,               AmeriGas            Form 10-K               10.2
                      1998 to Amended and Restated Credit                  Partners, L.P.         (9/30/98)
                      Agreement


       10.20          Second Amendment dated as of March 25, 1999             AmeriGas            Form 10-Q               10.1
                      to Amended and Restated Credit Agreement             Partners, L.P.         (3/31/99)



                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                               REGISTRANT             FILING              EXHIBIT
    -----------                         -------                               ----------             ------              -------
       10.21          Intercreditor and Agency Agreement dated as              AmeriGas             Form 10-Q             10.2
                      of April 19, 1995 among AmeriGas Propane,             Partners, L.P.          (3/31/95)
                      Inc., Petrolane Incorporated, AmeriGas
                      Propane, L.P., Bank of America National
                      Trust and Savings Association ("Bank of
                      America") as Agent, Mellon Bank, N.A. as
                      Cash Collateral Sub-Agent, Bank of America
                      as Collateral Agent and certain creditors
                      of AmeriGas Propane, L.P.

       10.22          General Security Agreement dated as of                   AmeriGas             Form 10-Q             10.3
                      April 19, 1995 among AmeriGas Propane,                Partners, L.P.          (3/31/95)
                      L.P., Bank of America National Trust and Savings
                      Association and Mellon Bank, N.A.

       10.23          Subsidiary Security Agreement dated as of                AmeriGas             Form 10-Q             10.4
                      April 19, 1995 among AmeriGas Propane,                Partners, L.P.          (3/31/95)
                      L.P., Bank of America National Trust and
                      Savings Association as Collateral Agent and
                      Mellon Bank, N.A. as Cash Collateral Agent

       10.24          Restricted Subsidiary Guarantee dated as of              AmeriGas             Form 10-Q             10.5
                      April 19, 1995 by AmeriGas Propane, L.P.              Partners, L.P.          (3/31/95)
                      for the benefit of Bank of America National
                      Trust and Savings Association, as
                      Collateral Agent

       10.25          Trademark License Agreement dated April 19,              AmeriGas             Form 10-Q             10.6
                      1995 among UGI Corporation, AmeriGas, Inc.,           Partners, L.P.          (3/31/95)
                      AmeriGas Propane, Inc., AmeriGas Partners,
                      L.P. and AmeriGas Propane, L.P.

       10.26          Trademark License Agreement, dated April                 AmeriGas             Form 10-Q             10.7
                      19, 1995 among AmeriGas Propane, Inc.,                Partners, L.P.          (3/31/95)
                      AmeriGas Partners, L.P. and AmeriGas
                      Propane, L.P.

       10.27          Agreement dated as of May 1, 1996 between                AmeriGas             Form 10-K             10.2
                      TE Products Pipeline Company, L.P. and                Partners, L.P.          (9/30/97)
                      AmeriGas Propane, L.P.

       *10.28         Pledge Agreement dated September 1999
                      between Eastfield International Holdings,
                      Inc. and Reiffeisen Zentralbank Osterreich
                      Aktiengesellschaft ("RZB")

       *10.29         Pledge Agreement dated September 1999
                      between EuroGas Holdings, Inc. and RZB

       *10.30         Form of Guarantee Agreement dated September
                      1999 between UGI Corporation and RZB relating to loan amount of EURO 74 million

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                         REGISTRANT             FILING              EXHIBIT
    -----------                         -------                         ----------             ------              -------
      *10.31          Form of Guarantee Agreement dated September
                      1999 between UGI Corporation and RZB relating
                      to loan amount of EURO 16 million

      *10.32          Form of Guarantee Agreement dated September
                      1999 between UGI Corporation and RZB relating to loan amount of EURO 15 million

     *10.33** Description of Change of Control arrangements for Messrs. Greenberg, Bovaird, Cuzzolina,
                      Hall and Mendicino

     *10.34** Description of Change of Control arrangement for Mr. Chaney

       *13.1          Pages 13 through 43 of 1999 Annual Report to
                      Shareholders

        *21           Subsidiaries of the Registrant

       *23.1          Consent of Arthur Andersen LLP re:
                      Financial Statements of UGI Corporation

        *27           Financial Data Schedule


*   Filed herewith.
** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

     (b) Reports on Form 8-K:

     During the last quarter of the 1999 fiscal year, the Company filed the following Current Reports on Form 8-K:

Date of Report             Item Numbers Included
--------------             ---------------------

7/28/99                    5 and 7 - News release regarding dividend
                                     increase, stock repurchase and strategic initiatives

8/2/99                     5 and 7 - News release regarding
                                     commencement of self-tender offer

9/7/99                     5 and 7 - News release regarding final
                                     results of self-tender offer

9/21/99                    5 and 7 - News release regarding acquisition
                                     of FLAGA Beteiligungs Aktiengesellschaft in
                                     Austria

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UGI CORPORATION


Date:  December 14, 1999               By: Anthony J. Mendicino
                                           -----------------------------------
                                           Anthony J. Mendicino
                                           Vice President - Finance
                                           and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 14, 1999, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----

Lon R. Greenberg                            Chairman, President
---------------------                       and Chief Executive Officer
Lon R. Greenberg                            (Principal Executive Officer)
                                            and Director


Anthony J. Mendicino                        Vice President - Finance
---------------------                       and Chief Financial Officer
Anthony J. Mendicino                        (Principal Financial Officer
                                            and Principal Accounting Officer)



Stephen D. Ban                              Director
---------------------
Stephen D. Ban


Thomas F. Donovan                           Director
---------------------
Thomas F. Donovan

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 14, 1999, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----



Richard C. Gozon                            Director
---------------------
Richard C. Gozon


                                            Director
---------------------
Anne Pol


Marvin O. Schlanger                         Director
---------------------
Marvin O. Schlanger


James W. Stratton                           Director
---------------------
James W. Stratton


David I. J. Wang                            Director
---------------------
David I. J. Wang

                        UGI CORPORATION AND SUBSIDIARIES





                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 1999

                        UGI CORPORATION AND SUBSIDIARIES


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 12, 1999, listed in the following index, are included in UGI's 1999 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Report.



                                                                                         Reference
                                                                             ---------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                               (page)                (page)
                                                                               ------                ------
Reports of Independent Public Accountants:

   On Consolidated Financial Statements                                                                22

   On Financial Statement Schedules                                             F-4

Financial Statements:

   Consolidated Balance Sheets, September 30,
        1999 and 1998                                                                               24 to 25

    For the years ended September 30, 1999,
        1998 and 1997:

        Consolidated Statements of Income                                                              23

        Consolidated Statements of Cash Flows                                                          26

        Consolidated Statements of Stockholders'
           Equity                                                                                      27

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                         Reference
                                                                             ---------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                               (page)                (page)
                                                                               ------                ------
        Notes to Consolidated Financial
           Statements                                                                               28 to 43

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 1999 and 1998                                                                    42

Financial Statement Schedules:

    For the years ended September 30, 1999,
      1998 and 1997:

           I        -  Condensed Financial
                           Information of Registrant
                           (Parent Company)                                  S-1 to S-3

           II       -  Valuation and Qualifying
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of UGI Corporation:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in UGI Corporation's annual report to shareholders for the year ended September 30, 1999, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 12, 1999. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the Index on pages F-2 and F-3 are the responsibility of UGI Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Chicago, Illinois
November 12, 1999

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)




                                                                                        September 30,
ASSETS                                                                            1999                  1998
------                                                                       ---------------        --------------
Current assets:
     Cash and cash equivalents                                               $          0.4         $        15.2
     Accounts receivable                                                                0.1                   0.5
     Deferred income taxes                                                              0.2                   0.2
     Prepaid expenses and other current assets                                          0.3                   0.5
                                                                             ---------------        --------------
        Total current assets                                                            1.0                  16.4

Investments in subsidiaries                                                           271.3                 375.1

Other assets                                                                            2.2                   2.1
                                                                             ---------------        --------------
        Total assets                                                         $        274.5         $       393.6
                                                                             ===============        ==============

LIABILITIES  AND  COMMON  STOCKHOLDERS'  EQUITY
-----------------------------------------------

Current liabilities:
     Accounts and notes payable                                              $         11.1         $        10.3
     Accrued liabilities                                                               10.7                  13.1
                                                                             ---------------        --------------
        Total current liabilities                                                      21.8                  23.4

Noncurrent liabilities                                                                  3.5                   3.2

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                                   394.8                 394.3
     Accumulated deficit                                                               (8.2)                (17.7)
     Accumulated other comprehensive income                                             0.5                     -
     Unearned compensation - restricted stock                                          (1.7)                    -
                                                                             ---------------        --------------
                                                                                      385.4                 376.6
        Less treasury stock, at cost                                                 (136.2)                 (9.6)
                                                                             ---------------        --------------
          Total common stockholders' equity                                           249.2                 367.0
                                                                             ---------------        --------------

          Total liabilities and common stockholders' equity                  $        274.5         $       393.6
                                                                             ===============        ==============

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)



                                                                                       Year Ended
                                                                                      September 30,
                                                                          --------------------------------------
                                                                            1999          1998          1997
                                                                          ----------    ----------    ----------
      Revenues                                                             $      -      $      -      $      -

      Costs and expenses:
          Operating and administrative expenses                                10.4          10.7          12.2
          Other income, net                                                   (10.5)        (10.4)        (14.8)
                                                                          ----------    ----------    ----------
                                                                               (0.1)          0.3          (2.6)
                                                                          ----------    ----------    ----------

      Operating income (loss)                                                   0.1          (0.3)          2.6

                                                                          ----------    ----------    ----------

      Income (loss) before income taxes                                         0.1          (0.3)          2.6
      Income tax expense (benefit)                                              0.3          (0.1)          1.1
                                                                          ----------    ----------    ----------

      Income (loss) before equity in income
          of unconsolidated subsidiaries                                       (0.2)         (0.2)          1.5
      Equity in income
          of unconsolidated subsidiaries                                       55.9          40.5          50.6
                                                                          ----------    ----------    ----------

      Net income                                                           $   55.7      $   40.3      $   52.1
                                                                          ==========    ==========    ==========



      Earnings per common share:
          Basic                                                            $   1.74      $   1.22      $   1.58
                                                                          ==========    ==========    ==========
          Diluted                                                          $   1.74      $   1.22      $   1.57
                                                                          ==========    ==========    ==========


      Average common shares outstanding (millions):
          Basic                                                              31.954        32.971        33.049
                                                                          ==========    ==========    ==========
          Diluted                                                            32.016        33.123        33.132
                                                                          ==========    ==========    ==========

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)



                                                                                     Year Ended
                                                                                   September 30,
                                                                  -------------------------------------------------
                                                                      1999              1998              1997
                                                                  -------------     -------------     -------------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                                $     178.0       $      77.8       $      77.5

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Investments in unconsolidated subsidiaries                          (16.5)            (34.8)            (74.6)
     Other                                                                   -               2.5              20.6
                                                                  -------------     -------------     -------------
        Net cash used by investing activities                            (16.5)            (32.3)            (54.0)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock                                (47.9)            (47.6)            (47.2)
     Issuance of Common Stock                                              4.7               8.5              11.7
     Repurchases of Common Stock                                        (133.1)            (11.3)            (19.2)
                                                                  -------------     -------------     -------------
        Net cash used by financing activities                           (176.3)            (50.4)            (54.7)
                                                                  -------------     -------------     -------------

Cash and cash equivalents decrease                                 $     (14.8)      $      (4.9)      $     (31.2)
                                                                  =============     =============     =============

Cash and cash equivalents:
     End of period                                                 $       0.4       $      15.2       $      20.1
     Beginning of period                                                  15.2              20.1              51.3
                                                                  -------------     -------------     -------------
         Decrease                                                  $     (14.8)      $      (4.9)      $     (31.2)
                                                                  =============     =============     =============


(a) Includes dividends received from unconsolidated subsidiaries of $176.7, $77.6 and $75.8, respectively, for the years ended September 30, 1999, 1998 and 1997.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                         Charged
                                                         Balance at     (credited)                        Balance at
                                                         beginning     to costs and                         end of
                                                          of year        expenses         Other              year
                                                         -----------    ----------     -----------       ------------
YEAR ENDED SEPTEMBER 30, 1999
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                     $     7.9      $     7.8       $    (7.9)(1)    $      8.0
                                                         ===========                                     ============
                                                                                               0.2 (2)
      Allowance for amortization of deferred
        financing costs - AmeriGas Propane                $     5.4      $     1.7       $       -        $      7.1
                                                         ===========                                     ============

      Allowance for amortization of
        other deferred costs - AmeriGas Propane           $     4.6      $     1.0       $    (3.5)(3)    $      2.1
                                                         ===========                                     ============

Other reserves:

      Self-insured property and casualty liability        $    48.5      $    12.9       $   (22.9)(4)    $     38.7
                                                         ===========                                     ============
                                                                                               0.2 (3)

      Insured property and casualty liability             $     4.3      $     0.8                        $      5.1
                                                         ===========                                     ============

      Environmental, litigation and other                 $    13.9                      $    (1.5)(4)    $     12.5
                                                         ===========                                     ============

                                                                                         $     0.1 (3)

YEAR ENDED SEPTEMBER 30, 1998
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                     $    11.3      $     8.4       $   (11.8)(1)    $      7.9
                                                         ===========                                     ============

      Allowance for amortization of deferred
        financing costs - AmeriGas Propane                $     3.8      $     1.6       $       -        $      5.4
                                                         ===========                                     ============

      Allowance for amortization of
        other deferred costs - AmeriGas Propane           $     3.9      $     0.7       $       -        $      4.6
                                                         ===========                                     ============

Other reserves:

      Self-insured property and casualty liability        $    48.5      $    11.7       $   (11.7)(4)    $     48.5
                                                         ===========                                     ============

      Insured property and casualty liability             $     1.8      $     2.9       $    (0.4)(4)    $      4.3
                                                         ===========                                     ============

      Environmental, litigation and other                 $    22.6      $    (4.0)      $    (4.7)(4)    $     13.9
                                                         ===========                                     ============

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                              (Millions of dollars)


                                                                         Charged
                                                         Balance at     (credited)                        Balance at
                                                         beginning     to costs and                         end of
                                                          of year        expenses         Other              year
                                                         -----------    ----------     -----------        ------------
YEAR ENDED SEPTEMBER 30, 1997
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                     $    10.6     $     11.3      $   (10.6)(1)      $     11.3
                                                         ===========                                      ============

      Allowance for amortization of deferred
        financing costs - AmeriGas Propane                $     2.2     $      1.6      $       -          $      3.8
                                                         ===========                                      ============

      Allowance for amortization of
        other deferred costs - AmeriGas Propane           $     2.8     $      1.1      $       -          $      3.9
                                                         ===========                                      ============

Other reserves:

      Self-insured property and casualty liability        $    47.7     $     11.3      $   (10.5)(4)      $     48.5
                                                         ===========                                      ============

      Insured property and casualty liability             $    19.0     $      3.3      $   (20.5)(4)      $      1.8
                                                         ===========                                      ============

      Environmental, litigation and other                 $    16.1     $      7.6      $    (1.1)(4)      $     22.6
                                                         ===========                                      ============




(1)   Uncollectible accounts written off, net of recoveries.
(2)   Acquisitions of businesses.
(3)   Other adjustments.
(4)   Payments, net.

                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
10.5                       Letter dated July 8, 1998 pursuant to Article 1,
                           Section 1.2 of the Southwest Salt Co. Agreement re:
                           option to renew for period of June 1, 2000 to May 31,
                           2005 and related extension notice

10.13                      UGI Corporation 2000 Directors' Stock Option Plan

10.14                      UGI Corporation 2000 Stock Incentive Plan

10.28                      Pledge Agreement dated September 1999 between
                           Eastfield International Holdings, Inc. and Reiffeisen
                           Zentralbank Osterreich Aktiengesellschaft ("RZB")

10.29                      Pledge Agreement dated September 1999 between EuroGas
                           Holdings, Inc. and RZB

10.30 Form of Guarantee Agreement dated September 1999 between UGI Corporation and RZB relating to loan amount of EURO 74 million

10.31 Form of Guarantee Agreement dated September 1999 between UGI Corporation and RZB relating to loan amount of EURO 16 million

10.32 Form of Guarantee Agreement dated September 1999 between UGI Corporation and RZB relating to loan amount of EURO 15 million

10.33 Description of Change of Control arrangements for Messrs. Greenberg, Bovaird, Cuzzolina, Hall and
                           Mendicino

10.34                      Description of Change of Control arrangements for Mr.
                           Chaney

13.1                       Pages 13 to 43 of the 1999 Annual Report

21                         Subsidiaries of the Registrant

23.1                       Consent of Arthur Andersen LLP re: Financial
                           Statements of UGI Corporation

27                         Financial Data Schedule