Form 10-Q
period 1999-12-31
UGI CORP /PA/
filed 2000-02-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

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

         At January 31, 2000, there were 27,276,265 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                         PAGES
                                                                                                         -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of December 31, 1999,
                        September 30, 1999 and December 31, 1998                                            1

                   Condensed Consolidated Statements of Income for the three
                        and twelve months ended December 31, 1999 and 1998                                  2

                   Condensed Consolidated Statements of Cash Flows for the
                        three and twelve months ended December 31, 1999 and 1998                            3

                   Notes to Condensed Consolidated Financial Statements                                  4 - 11

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              12 - 22

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            23 - 24

PART II  OTHER INFORMATION

      Item 6.      Exhibits and Reports on Form 8-K                                                        24

      Signatures                                                                                           25

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                          December 31,  September 30,  December 31,
                                                                             1999          1999           1998
                                                                          ------------  -------------  ------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $   71.3      $   40.5      $   80.5
    Short-term investments, at cost which approximates market value             4.3          15.1          70.2
    Accounts receivable (less allowances for doubtful accounts of
        $8.1, $8.0 and $8.0, respectively)                                    178.4         102.9         131.3
    Accrued utility revenues                                                   25.6           6.9          21.7
    Inventories                                                                84.2          87.1          70.3
    Deferred income taxes                                                      13.5          13.7          14.7
    Prepaid expenses and other current assets                                  25.4          24.7          16.5
                                                                           --------      --------      --------
      Total current assets                                                    402.7         290.9         405.2

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $532.2, $514.9 and $479.9, respectively)            1,059.7       1,084.1       1,000.3

Intangible assets (less accumulated amortization of $171.9, $165.9 and
    $147.6, respectively)                                                     659.6         653.1         626.5
Utility regulatory assets                                                      61.6          61.1          59.3
Other assets                                                                   46.0          46.7          36.2
                                                                           --------      --------      --------
      Total assets                                                         $2,229.6      $2,135.9      $2,127.5
                                                                           ========      ========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $   32.5      $   26.7      $   13.8
    Operating Partnership bank loans                                           50.0          22.0          62.0
    UGI Utilities bank loans                                                  101.8          87.4          70.2
    Other bank loans                                                             --          11.6            --
    Accounts payable                                                          121.9         100.6          97.7
    Other current liabilities                                                 148.4         154.0         139.9
                                                                           --------      --------      --------
      Total current liabilities                                               454.6         402.3         383.6

Long-term debt                                                              1,034.9         989.6         881.3
Deferred income taxes                                                         170.2         174.3         156.0
Other noncurrent liabilities                                                   82.4          90.6          78.3

Commitments and contingencies

Minority interest in AmeriGas Partners                                        208.2         209.9         234.2

UGI Utilities redeemable preferred stock                                       20.0          20.0          20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                             394.8         394.8         394.3
    Retained earnings (accumulated deficit)                                     2.6          (8.2)        (11.8)
    Accumulated other comprehensive income                                      0.5           0.5            --
    Unearned compensation - restricted stock                                   (1.5)         (1.7)           --
                                                                           --------      --------      --------
                                                                              396.4         385.4         382.5
    Treasury stock, at cost                                                  (137.1)       (136.2)         (8.4)
                                                                           --------      --------      --------
      Total common stockholders' equity                                       259.3         249.2         374.1
                                                                           --------      --------      --------
      Total liabilities and stockholders' equity                           $2,229.6      $2,135.9      $2,127.5
                                                                           ========      ========      ========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                         Three Months Ended             Twelve Months Ended
                                                             December 31,                   December 31,
                                                      ------------------------      --------------------------
                                                         1999          1998            1999            1998
                                                      ----------    ----------      ----------      ----------
Revenues:
    AmeriGas Propane                                  $    301.0    $    237.8      $    935.7      $    849.3
    UGI Utilities                                          121.2         112.8           429.0           399.6
    International Propane                                   13.9            --            13.9              --
    Energy Services and other                               30.5          23.1            97.9            93.3
                                                      ----------    ----------      ----------      ----------
                                                           466.6         373.7         1,476.5         1,342.2
                                                      ----------    ----------      ----------      ----------
Costs and expenses:
    AmeriGas Propane cost of sales                         158.7         104.5           445.0           385.1
    UGI Utilities - gas, fuel and purchased power           57.5          55.3           207.4           197.4
    International Propane cost of sales                      8.1            --             8.1              --
    Energy Services and other cost of sales                 28.6          21.8            91.2            88.5
    Operating and administrative expenses                  125.1         112.7           466.8           441.4
    Depreciation and amortization                           23.5          21.7            91.5            87.9
    Other income, net                                       (5.6)         (3.8)          (18.6)          (12.2)
                                                      ----------    ----------      ----------      ----------
                                                           395.9         312.2         1,291.4         1,188.1
                                                      ----------    ----------      ----------      ----------
Operating income                                            70.7          61.5           185.1           154.1
Merger fee income, net                                        --            --            19.9              --
Interest expense                                           (23.8)        (21.2)          (87.2)          (84.2)
Minority interest in AmeriGas Partners                      (8.0)         (7.4)          (11.3)           (5.2)
                                                      ----------    ----------      ----------      ----------
Income before income taxes and
    subsidiary preferred stock dividends                    38.9          32.9           106.5            64.7
Income tax expense                                         (17.4)        (14.5)          (46.1)          (29.3)
Dividends on UGI Utilities Series
    Preferred Stock                                         (0.4)         (0.4)           (1.6)           (1.9)
                                                      ----------    ----------      ----------      ----------
Net income                                            $     21.1    $     18.0      $     58.8      $     33.5
                                                       ==========    ==========      ==========      ==========

Earnings per share:
    Basic                                             $     0.77    $     0.55      $     1.92      $     1.02
                                                      ==========    ==========      ==========      ==========
    Diluted                                           $     0.77    $     0.55      $     1.92      $     1.01
                                                      ==========    ==========      ==========      ==========
Average common shares outstanding:
    Basic                                                 27.295        32.855          30.553          32.953
                                                      ==========    ==========      ==========      ==========
    Diluted                                               27.375        32.939          30.615          33.081
                                                      ==========    ==========      ==========      ==========
Dividends declared per share                          $    0.375    $    0.365      $     1.48      $    1.455
                                                      ==========    ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)



                                                                        Three Months Ended       Twelve Months Ended
                                                                            December 31,             December 31,
                                                                       --------------------      --------------------
                                                                         1999        1998         1999         1998
                                                                       -------      -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $  21.1      $  18.0      $  58.8      $  33.5
    Reconcile to net cash provided (used) by operating activities:
        Depreciation and amortization                                     23.5         21.7         91.5         87.9
        Minority interest in AmeriGas Partners                             8.0          7.4         11.3          5.2
        Deferred income taxes, net                                         1.9          1.7          7.9         10.9
        Other, net                                                        (4.5)        (4.8)         6.8          0.2
                                                                       -------      -------      -------      -------
                                                                          50.0         44.0        176.3        137.7
        Net change in:
          Accounts receivable and accrued utility revenues               (96.4)       (66.2)       (54.7)        43.4
          Inventories and prepaid propane purchases                       (1.5)         8.7        (15.2)        35.8
          Deferred fuel costs                                              0.2           --         (4.9)        (8.2)
          Accounts payable                                                21.5         17.8         21.1         (7.9)
          Other current assets and liabilities                            (3.1)        (7.4)        (6.9)       (10.5)
                                                                       -------      -------      -------      -------
        Net cash provided (used) by operating activities                 (29.3)        (3.1)       115.7        190.3
                                                                       -------      -------      -------      -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                       (14.2)       (16.2)       (68.2)       (69.8)
    Net proceeds from disposals of assets                                  1.5          0.9          5.5          3.7
    Acquisitions of businesses, net of cash acquired                      (2.4)        (2.4)       (77.6)        (9.1)
    Investments in joint venture partnerships                               --           --         (4.9)          --
    Short-term investments decrease                                       10.8         11.6         65.9          3.6
    Other, net                                                              --           --         (5.4)         1.4
                                                                       -------      -------      -------      -------
        Net cash  used by investing activities                            (4.3)        (6.1)       (84.7)       (70.2)
                                                                       -------      -------      -------      -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                            (10.2)       (12.0)       (46.1)       (47.7)
    Distributions on Partnership public Common Units                      (9.8)        (9.7)       (39.1)       (39.0)
    Issuance of long-term debt                                            57.0           --        230.7         25.0
    Repayment of long-term debt                                           (2.6)       (10.0)       (63.5)       (30.6)
    AmeriGas Propane bank loans increase (decrease)                       28.0         52.0        (12.0)       (13.0)
    UGI Utilities bank loans increase                                     14.4          1.8         31.6          7.5
    Other bank loans decrease                                            (11.4)          --        (11.4)          --
    Issuance of treasury stock                                             1.5          1.0          5.2          4.6
    Repurchases of Common Stock                                           (2.4)          --       (135.5)        (9.7)
    Redemption of UGI Utilities preferred stock                             --           --           --        (15.5)
                                                                       -------      -------      -------      -------
        Net cash provided (used) by financing activities                  64.5         23.1        (40.1)      (118.4)
                                                                       -------      -------      -------      -------
FOREIGN CURRENCY EXCHANGE EFFECT ON CASH:                                 (0.1)          --         (0.1)          --
                                                                       -------      -------      -------      -------

Cash and cash equivalents increase (decrease)                          $  30.8      $  13.9      $  (9.2)     $   1.7
                                                                       =======      =======      =======      =======

Cash and cash equivalents:
    End of period                                                      $  71.3      $  80.5      $  71.3      $  80.5
    Beginning of period                                                   40.5         66.6         80.5         78.8
                                                                       -------      -------      -------      -------
      Increase (decrease)                                              $  30.8      $  13.9      $  (9.2)     $   1.7
                                                                       =======      =======      =======      =======

During the twelve months ended December 31, 1999 and 1998, UGI Utilities, Inc. paid cash dividends to UGI of $49.0 and $10.0 , respectively. During the twelve months ended December 31, 1999 and 1998, AmeriGas, Inc. paid cash dividends to UGI of $46.7 and $50.8, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $46.1 and $47.7, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


1.       BASIS OF PRESENTATION

         UGI Corporation ("UGI") is a holding company with three primary subsidiaries. Our natural gas utility and electric utility operations are conducted through a wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric utility generation and distribution operation ("Electric Utility") in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." At December 31, 1999, UGI, through subsidiaries, held an effective 2% general partner interest and a 56.4% limited partner interest in the Operating Partnership. Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia, (2) owns and operates a newly formed retail hearth products business in the Middle Atlantic region of the U.S., and (3) participates in propane joint-venture projects in Romania and China.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 1999 ("Company's

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         1999 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The Company's other comprehensive income for the three months ended December 31, 1999, as determined under Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was less than $0.1 million.

         Management makes estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

2.       SEGMENT INFORMATION

         Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has five business segments: (1) a national propane distribution business ("AmeriGas Propane"), (2) a natural gas utility operating in eastern Pennsylvania ("Gas Utility"), (3) an electricity distribution and generation operation in northeastern Pennsylvania ("Electric Utility"), (4) an energy marketing business arranging the supply and transportation of natural gas and electricity to customers in the Middle Atlantic states ("Energy Services"), and (5) an international propane distribution segment comprising a wholly owned propane distribution business in eastern Europe and joint-venture projects in Romania and China ("International Propane"). Although AmeriGas Propane and Gas Utility are the only segments that meet the SFAS 131 quantitative thresholds for reportable segments, the Company has chosen to include supplemental segment information for Electric Utility, Energy Services, and International Propane.

         The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 1999 Annual Report. We evaluate our AmeriGas Propane and International Propane segments' performance principally based on their earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). Although we use EBITDA to evaluate these segments' performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles. We evaluate the performance of Gas Utility, Electric Utility, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         No single customer represents more than 5% of consolidated revenues. In addition, all of our reportable segments' revenues, other than those of our International Propane segment, are derived from sources within the U. S., and all of our reportable segments' long-lived assets, other than those of our International Propane segment, are located in the U.S. Financial information by business segment follows:

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.    SEGMENT INFORMATION (CONTINUED)

Three Months Ended December 31, 1999:

                                                                                    AmeriGas            Gas           Electric
                                                  Total             Elims.           Propane          Utility         Utility
                                               ------------       --------        ------------       ----------      ----------
Revenues                                       $   466.6         $    (0.8)        $   301.0         $   102.0       $    19.2
                                               =========         =========         =========         =========       =========

Segment profit (loss):
   EBITDA                                      $    94.2         $      --         $    54.2         $    32.7       $     6.8
   Depreciation and amortization                   (23.5)               --             (16.5)             (4.9)           (0.8)
                                               ---------         ---------         ---------         ---------       ---------
   Operating income (loss)                          70.7                --              37.7              27.8             6.0
   Interest expense                                (23.8)               --             (18.0)             (4.2)           (0.5)
   Minority interest                                (8.0)               --              (8.0)               --              --
                                               ---------         ---------         ---------         ---------       ---------
   Income (loss) before income taxes           $    38.9         $      --         $    11.7         $    23.6       $     5.5
                                               =========         =========         =========         =========       =========
Segment assets (at period end)                 $ 2,229.6         $   (28.2)        $ 1,290.9         $   638.6       $    96.4
                                               =========         =========         =========         =========       =========
Investment in equity  investees                $     6.0         $      --         $      --         $      --       $      --
                                               =========         =========         =========         =========       =========


                                                              Energy          International          Other              Corp.
                                                             Services            Propane           Enterprises         & Other
                                                             --------         -------------        -----------         -------
Revenues                                                      $ 29.8             $ 13.9              $  0.7            $  0.8
                                                              ======             ======              ======            ======
Segment profit (loss):
   EBITDA                                                     $  0.8             $  0.6              $ (1.4)           $  0.5
   Depreciation and amortization                                (0.1)              (1.1)                 --              (0.1)
                                                              ------             ------              ------            ------
   Operating income (loss)                                       0.7               (0.5)               (1.4)              0.4
   Interest expense                                               --               (0.9)                 --              (0.2)
   Minority interest                                              --                 --                  --                --
                                                              ------             ------              ------            ------
   Income (loss) before income taxes                          $  0.7             $ (1.4)             $ (1.4)           $  0.2
                                                              ======             ======              ======            ======
Segment assets (at period end)                                $ 15.8             $130.7              $  4.7            $ 80.7
                                                              ======             ======              ======            ======
Investment in equity  investees                               $   --             $  6.0              $   --            $   --
                                                              ======             ======              ======            ======

Three Months Ended December 31, 1998:

                                                                                             AmeriGas               Gas
                                                       Total               Elims.             Propane             Utility
                                                      --------            --------           --------            --------
Revenues                                              $  373.7            $   (0.5)          $  237.8            $   94.6
                                                      ========            ========           ========            ========

Segment profit (loss):
   EBITDA                                             $   83.2            $     --           $   50.8            $   26.2
   Depreciation and amortization                         (21.7)                 --              (16.1)               (4.6)
                                                      --------            --------           --------            --------
  Operating income (loss)                                61.5                   --               34.7                21.6
   Interest expense                                      (21.2)                 --              (16.6)               (3.8)
   Minority interest                                      (7.4)                 --               (7.4)                 --
                                                      --------            --------           --------            --------
   Income (loss) before income taxes                  $   32.9            $     --           $   10.7            $   17.8
                                                      ========            ========           ========            ========
Segment assets (at period end)                        $2,127.5            $  (19.8)          $1,264.6            $  619.9
                                                      ========            ========           ========            ========
Investment in equity  investees                       $    1.8            $     --           $     --            $     --
                                                      ========            ========           ========            ========

                                                 Electric         Energy       International     Other         Corp.
                                                  Utility        Services        Propane       Enterprises    & Other
                                                 --------        --------      -------------   -----------    -------
Revenues                                          $ 18.2          $ 23.1          $   --         $  --         $  0.5
                                                  ======          ======          ======         ======         ======

Segment profit (loss):
   EBITDA                                         $  4.7          $  0.7          $(0.2)         $ (0.7)        $  1.7
   Depreciation and amortization                    (0.8)           (0.1)             --             --           (0.1)
                                                  ------          ------          ------         ------         ------
   Operating income (loss)                           3.9             0.6            (0.2)          (0.7)           1.6
   Interest expense                                 (0.6)             --              --             --           (0.2)
   Minority interest                                  --              --              --             --             --
                                                  ======          ======          ======         ======         ======
   Income (loss) before income taxes              $  3.3          $  0.6          $ (0.2)        $ (0.7)        $  1.4
                                                  ======          ======          ======         ======         ======
Segment assets (at period end)                    $ 96.8          $ 15.8          $  1.8         $  0.7         $147.7
                                                  ======          ======          ======         ======         ======
Investment in equity  investees                   $   --          $   --          $  1.8         $   --         $   --
                                                  ======          ======          ======         ======         ======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.    SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended December 31, 1999:


                                                                                     AmeriGas            Gas
                                                  Total              Elims.           Propane          Utility
                                                 --------           --------         ---------         --------
Revenues                                         $1,476.5           $   (2.6)         $  935.7         $  353.0
                                                 ========           ========          ========         ========

Segment profit (loss):
   EBITDA                                        $  276.6           $     --          $  162.2         $   93.5
   Depreciation and amortization                    (91.5)                --             (66.7)           (19.3)
                                                 ---------          --------          ---------        ---------
   Operating income (loss)                          185.1                 --              95.5             74.2
   Merger fee income, net                            19.9                                   --               --
   Interest expense                                 (87.2)                --             (67.9)           (15.6)
   Minority interest                                (11.3)                --             (11.3)              --
                                                 --------           ---------         ---------        ---------
   Income (loss) before income taxes             $  106.5           $     --          $   16.3         $   58.6
                                                 ========           =========         ========         ========
Segment assets (at period end)                   $2,229.6           $  (28.2)         $1,290.9         $  638.6
                                                 ========           =========         =========        ========
Investment in equity  investees                  $    6.0           $     --          $     --         $     --
                                                 ========           ========          ========         ========

                                             Electric       Energy        International         Other           Corp.
                                             Utility        Services         Propane         Enterprises      & Other
                                             -------        --------      -------------      -----------      -------
Revenues                                      $ 76.0         $ 97.1           $ 13.9            $  0.8          $  2.6
                                              ======         ======           ======            ======          ======

Segment profit (loss):
   EBITDA                                     $ 18.8         $  2.8           $  0.6            $ (6.4)         $  5.1
   Depreciation and amortization                (4.0)          (0.1)            (1.1)               --            (0.3)
                                              ------         ------           ------            ------          ------
   Operating income (loss)                      14.8            2.7             (0.5)             (6.4)            4.8
   Merger fee income, net                         --             --               --                --            19.9
   Interest expense                             (2.2)            --             (0.9)               --            (0.6)
   Minority interest                              --             --               --                --              --
                                              ------         ------           ------            ------          ------
   Income (loss) before income taxes          $ 12.6         $  2.7           $ (1.4)           $ (6.4)         $ 24.1
                                              ======         ======           ======            ======          ======
Segment assets (at period end)                $ 96.4         $ 15.8           $130.7            $  4.7          $ 80.7
                                              ======         ======           ======            ======          ======
Investment in equity  investees               $   --         $   --           $  6.0            $   --          $   --
                                              ======         ======           ======            ======          ======

Twelve Months Ended December 31, 1998:

                                                                            AmeriGas            Gas         Electric
                                              Total           Elims.         Propane          Utility        Utility
                                            ----------      ----------      ----------       ----------     ----------
Revenues                                    $  1,342.2      $     (2.3)     $    849.3       $    327.9     $     71.7
                                            ==========      ==========      ==========       ==========     ==========

Segment profit (loss):
   EBITDA                                   $    242.0      $       --      $    144.0       $     77.4     $     14.5
   Depreciation and amortization                 (87.9)             --           (65.4)           (18.4)          (3.8)
                                            ----------      ----------      ----------       ----------     ----------
   Operating income (loss)                       154.1              --            78.6             59.0           10.7
   Interest expense                              (84.2)             --           (65.7)           (15.4)          (2.3)
   Minority interest                              (5.2)             --            (5.2)              --             --
                                            ----------      ----------      ----------       ----------     ----------
   Income (loss) before income taxes        $     64.7      $       --      $      7.7       $     43.6     $      8.4
                                            ==========      ==========      ==========       ==========     ==========
Segment assets (at period end)              $  2,127.5      $    (19.8)     $  1,264.6       $    619.9     $     96.8
                                            ==========      ==========      ==========       ==========     ==========
Investment in equity  investees             $      1.8      $       --      $       --       $       --     $       --
                                            ==========      ==========      ==========       ==========     ==========

                                                    Energy           International        Other               Corp.
                                                   Services             Propane         Enterprises          & Other
                                                   --------          -------------      -----------          -------
Revenues                                            $ 93.3              $   --             $   --             $  2.3
                                                    ======              ======             ======             ======

Segment profit (loss):
   EBITDA                                           $  2.3              $ (1.2)            $ (2.4)            $  7.4
   Depreciation and amortization                      (0.2)                 --                 --               (0.1)
                                                    ------              ------             ------             ------
   Operating income (loss)                             2.1                (1.2)              (2.4)               7.3
   Interest expense                                     --                  --                 --               (0.8)
   Minority interest                                    --                  --                 --                 --
                                                    ------              ------             ------             ------
   Income (loss) before income taxes                $  2.1              $ (1.2)            $ (2.4)            $  6.5
                                                    ======              ======             ======             ======
Segment assets (at period end)                      $ 15.8              $  1.8             $  0.7             $147.7
                                                    ======              ======             ======             ======
Investment in equity  investees                     $   --              $  1.8             $   --             $   --
                                                    ======              ======             ======             ======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $40 million. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane Incorporated ("Petrolane") a predecessor company of the partnership by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership's having to honor its guarantee. The Partnership believes the probability that it will be required to directly satisfy such lease obligations is remote.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. ("Shell") for various scheduled claims that were pending against Tropigas de Puerto Rico ("Tropigas"). Petrolane had entered into this indemnification agreement in conjunction with its sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity, but several claims by Shell, including claims related to certain antitrust actions, aggregate at least $68 million. One of the antitrust cases which is the subject of the indemnity, Pressure Vessels of Puerto Rico, et al. v. Empire Gas, et al., has been dismissed by the trial court. The grounds for the dismissal are that the Public Service Commission of Puerto Rico has exclusive jurisdiction over the claims asserted against the defendants which are public service companies under the laws of Puerto Rico. Our inquiries have failed to uncover any information that an appeal has been filed or that any complaint has been filed with the Public Service Commission. The remaining antitrust suit, Puerto Rico Fuels, is pending before the Puerto Rico Supreme Court.

         We, along with other companies, have been named as a potentially responsible party ("PRP") in several administrative proceedings and private party recovery actions for the cleanup or recovery of costs associated with cleanup of various waste sites, including some Superfund sites. In addition, we have identified environmental contamination at several of our properties and have voluntarily undertaken investigation and, as appropriate, remediation of these sites in cooperation with appropriate environmental agencies or private parties.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         The gas distribution business has been one of UGI Utilities' main businesses since it began in 1882. Prior to the construction of major natural gas pipelines in the 1950s, gas used for lighting and heating was produced at manufactured gas plants ("MGPs") from processes involving coal, coke or oil. Some constituents of coal tars produced from this process are today considered hazardous substances under the Superfund Law and may be located at these sites. At sites where a former subsidiary of UGI Utilities operated an MGP, we believe that UGI Utilities should not have significant liability because UGI Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage at sites owned by a subsidiary company when the parent company either (1) itself operated the facility causing the environmental damage or (2) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by MGPs that UGI Utilities owned or directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. In many circumstances where UGI Utilities may be liable, we may not be able to reasonably quantify expenditures because of a number of factors. These factors include the various costs associated with potential remedial alternatives, the unknown number of other potentially responsible parties involved and their ability to contribute to the costs of investigation and remediation, and changing environmental laws and regulations.

         UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various MGPs. The parties to the suit are in the early stages of exchanging information.

         In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Management believes, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position but could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


4.       PRO FORMA FINANCIAL INFORMATION

         On September 21, 1999, Enterprises, through subsidiaries, acquired all of the outstanding stock of FLAGA Beteiligungs Aktiengesellschaft ("FLAGA") for net cash consideration of $73.7 million and the assumption of approximately $18 million of debt. The purchase price has been preliminary allocated to the net assets acquired based upon their estimated fair values. Unaudited pro forma revenues, net income and diluted earnings per share of the Company for the three months ended December 31, 1998 as if the acquisition of FLAGA had occurred as of October 1, 1998 are $383.8 million, $18.2 million, and $0.55, respectively. The pro forma results of operations give effect to FLAGA's historical operating results in accordance with U.S. generally accepted accounting principles and adjustments for interest expense, goodwill amortization and depreciation expense, and income taxes, but do not adjust for normal weather conditions and anticipated operating efficiencies. In management's opinion, the unaudited pro forma results are not indicative of the actual results that would have occurred had the acquisition of FLAGA occurred as of October 1, 1998, or of future operating results under the ownership and management of the Company.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       ANALYSIS OF RESULTS OF OPERATIONS





The following analyses compare our results of operations for (1) the three months ended December 31, 1999 ("1999 three-month period") with the three months ended December 31, 1998 ("1998 three-month period") and (2) the twelve months ended December 31, 1999 ("1999 twelve-month period") with the twelve months ended December 31, 1998 ("1998 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 THREE-MONTH PERIOD COMPARED WITH 1998 THREE-MONTH PERIOD

Three Months Ended December 31,                      1999           1998                Increase
(Millions of dollars)
---------------------------------------------------------------------------------------------------------------
AMERIGAS PROPANE:
  Revenues                                          $301.0         $237.8         $ 63.2          26.6%
  Total margin                                      $142.3         $133.3         $  9.0           6.8%
  EBITDA                                            $ 54.2         $ 50.8         $  3.4           6.7%
  Operating income                                  $ 37.7         $ 34.7         $  3.0           8.6%
  Retail gallons sold (millions)                     233.7          220.7           13.0           5.9%
  Degree days - % warmer than normal (a)             (14.1)         (11.0)            --            --

GAS UTILITY:
  Revenues                                          $102.0         $ 94.6         $  7.4           7.8%
  Total margin (b)                                  $ 47.9         $ 43.2         $  4.7          10.9%
  EBITDA (c)                                        $ 32.7         $ 26.2         $  6.5          24.8%
  Operating income                                  $ 27.8         $ 21.6         $  6.2          28.7%
  System throughput - billions of
    cubic feet ("bcf")                                22.1           20.3            1.8           8.9%
  Degree days - % warmer than normal                 (12.2)         (17.1)            --            --

ELECTRIC UTILITY:
  Revenues                                          $ 19.2         $ 18.2         $  1.0           5.5%
  Total margin (b)                                  $ 11.0         $  9.7         $  1.3          13.4%
  EBITDA (c)                                        $  6.8         $  4.7         $  2.1          44.7%
  Operating income                                  $  6.0         $  3.9         $  2.1          53.8%
  Sales - millions of kilowatt hours ("gwh")         225.5          223.2            2.3           1.0%

ENERGY SERVICES:
  Revenues                                          $ 29.8         $ 23.1         $  6.7          29.0%
  Total margin                                      $  1.5         $  1.3         $  0.2          15.4%
  EBITDA (c)                                        $  0.8         $  0.7         $  0.1          14.3%
  Operating income                                  $  0.7         $  0.6         $  0.1          16.7%

INTERNATIONAL PROPANE:
  Revenues                                          $ 13.9         $   --         $ 13.9          N.M.
  Total margin                                      $  5.8         $   --         $  5.8          N.M.
  EBITDA (c) (d)                                    $  0.6         $ (0.2)        $  0.8          N.M.
  Operating loss (d)                                $ (0.5)        $ (0.2)        $ (0.3)         N.M.
---------------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(a) Based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.
(b) Gas and Electric utilities' total margin represents revenues less cost of sales and revenue-related taxes.
(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(d)      Includes equity in net income (loss) of international joint ventures.
N.M.     Not meaningful.

AMERIGAS PROPANE. For the second consecutive year, results for the three-month period ended December 31 were impacted significantly by warmer than normal weather. Based upon national heating degree day data, temperatures in the 1999 three-month period were 14.1% warmer than normal and 3.4% warmer than in the prior-year period. Notwithstanding the warmer weather, retail volumes of propane sold increased 13.0 million gallons (5.9%) reflecting higher sales in virtually all of the Partnership's customer categories. The increase in retail volumes is attributable in large part to the acceleration of purchases by some customers resulting from the year 2000 ("Y2K") issue as well as an increase in the number of customers and further expansion of our PPX Prefilled Propane Xchange(R) program.

Total revenues from retail propane sales increased $46.7 million during the 1999 three-month period reflecting a $35.3 million increase as a result of higher average selling prices and an $11.4 million increase as a result of the higher retail volumes sold. Wholesale propane revenues increased $11.0 million due primarily to higher selling prices and, to a lesser extent, higher volumes. The higher retail and wholesale selling prices resulted from higher propane supply costs. Other revenues increased $5.5 million reflecting, in part, higher customer fee, hauling, appliance and service revenues. Cost of sales in the 1999 three-month period increased $54.2 million primarily as a result of the higher propane product costs and the increase in retail volumes sold.

Total margin increased $9.0 million in the 1999 three-month period principally as a result of (1) the impact of greater volumes sold to higher margin residential and PPX(R) customers, (2) an increase in total margin from customer fees, and (3) an increase in total margin from higher appliance sales and hauling and terminal revenues.

EBITDA and operating income were higher in the 1999 three-month period as a result of the higher total margin and a $0.4 million increase in other income. These increases were partially offset by a $5.9 million increase in the Partnership's operating and administrative expenses. The increase in operating and administrative expenses includes (1) higher expenses associated with new business initiatives and (2) increased vehicle fuel costs and vehicle and tank repair and

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


maintenance expenses. Partially offsetting these increases in operating expenses was $0.8 million of income from adjustments to incentive compensation accruals.

GAS UTILITY. Weather in Gas Utility's service territory during the 1999 three-month period was 12.2% warmer than normal but 5.9% colder than the prior-year period. The colder weather was the primary factor in a 1.8 bcf (8.9%) increase in total system throughput.

The $7.4 million increase in Gas Utility's revenues during the 1999 three-month period principally resulted from (1) a $6.5 million increase from higher sales to our firm residential, commercial and industrial ("core market") customers, and (2) a $2.0 million increase in revenues from interruptible customers. These increases were partially offset by lower revenues from off-system sales. Gas Utility cost of gas was $50.0 million, an increase of $2.3 million from the prior-year period, primarily reflecting increased gas costs associated with the higher core market sales partially offset by lower gas costs associated with off-system sales.

Gas Utility total margin during the 1999 three-month period was $4.7 million higher than in the 1998 three-month period. The higher total margin includes (1) a $2.2 million increase in total core market margin as a result of the colder weather, (2) a $1.7 million increase in total interruptible retail and delivery service margin reflecting higher throughput and the impact of a greater spread between oil and natural gas prices, and (3) greater firm delivery service margin.

Gas Utility EBITDA and operating income were higher in the 1999 three-month period reflecting the increase in total margin and higher other income. Other income in the current-year period includes a total of $1.6 million of interest income from (1) revenue-related tax overpayments made in prior years and (2) purchased gas cost undercollections. Operating and administrative expenses in the 1999 three-month period, which are net of $0.9 million of income from adjustments to incentive compensation accruals, were essentially unchanged from the prior-year period.

ELECTRIC UTILITY. The increase in kilowatt-hour sales in the 1999 three-month period reflects the impact of increased sales from weather that was 5% colder than the prior-year period. Electric Utility revenues increased as a result of the higher sales as well as transmission revenues from alternate electric power suppliers selling electricity to some of our customers pursuant to Pennsylvania's Electricity Customer Choice Act. Approximately 5% of our kilowatt-hour sales during the 1999 three-month period represented electricity we distributed for alternate suppliers. Notwithstanding the slight increase in electric sales, cost of sales decreased $0.2 million to $7.4 million reflecting lower average purchased power costs.

Electric Utility operations total margin increased $1.3 million reflecting the impact of (1) lower power costs and (2) higher electric sales. EBITDA and operating income were also higher reflecting the higher total margin and higher other income. Operating expenses in the 1999 three-

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


month period were slightly higher reflecting modestly higher power generation maintenance costs offset by $0.3 million of income from adjustments to incentive compensation accruals.

ENERGY SERVICES. Total revenues from Energy Services increased $6.7 million as a result of higher average prices for natural gas and, to a lesser extent, higher sales of natural gas and electricity. Total margin increased $0.2 million reflecting slightly higher margin from gas marketing and greater income from power marketing. The increase in 1999 three-month period EBITDA and operating income reflects the higher total margin.

INTERNATIONAL PROPANE. International Propane in the 1999 three-month period includes results of the Company's European propane distribution operation, FLAGA, acquired in September 1999, and equity income (loss) from the Company's effective 25% interests in propane joint-ventures in China and Romania. The variance in revenues, total margin, EBITDA, and operating income (loss) is principally attributable to the inclusion of FLAGA in the 1999 three-month period.

OTHER ENTERPRISES. Other Enterprises in the 1999 three-month period primarily reflects the start-up operating results of Hearth USA(TM), the Company's retail hearth, grill and spa superstores. Other Enterprises' results in the prior-year period include due diligence expenses associated with Enterprises' domestic and international new business activities.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1999 TWELVE-MONTH PERIOD COMPARED WITH 1998 TWELVE-MONTH PERIOD


---------------------------------------------------------------------------------------------------------------------
Twelve Months Ended December 31,                                 1999           1998                Increase
---------------------------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                                      $935.7         $849.3         $ 86.4         10.2%
  Total margin                                                  $490.7         $464.2         $ 26.5          5.7%
  EBITDA                                                        $162.2         $144.0         $ 18.2         12.6%
  Operating income                                              $ 95.5         $ 78.6         $ 16.9         21.5%
  Retail gallons sold (millions)                                 796.2          757.4           38.8          5.1%
  Degree days - % warmer than normal                             (11.0)         (13.1)            --           --

GAS UTILITY:
  Revenues                                                      $353.0         $327.9         $ 25.1          7.7%
  Total margin                                                  $165.3         $151.8         $ 13.5          8.9%
  EBITDA                                                        $ 93.5         $ 77.4         $ 16.1         20.8%
  Operating income                                              $ 74.2         $ 59.0         $ 15.2         25.8%
  System throughput - billions of
    cubic feet ("bcf")                                            77.9           72.6            5.3          7.3%
  Degree days - % warmer than normal                             (11.0)         (21.8)            --           --

ELECTRIC UTILITY:
  Revenues                                                      $ 76.0         $ 71.7         $  4.3          6.0%
  Total margin                                                  $ 39.9         $ 34.8         $  5.1         14.7%
  EBITDA                                                        $ 18.8         $ 14.5         $  4.3         29.7%
  Operating income                                              $ 14.8         $ 10.7         $  4.1         38.3%
  Sales - millions of kilowatt hours ("gwh")                     902.8          871.8           31.0          3.6%

ENERGY SERVICES:
  Revenues                                                      $ 97.1         $ 93.3         $  3.8          4.1%
  Total margin                                                  $  6.4         $  4.8         $  1.6         33.3%
  EBITDA                                                        $  2.8         $  2.3         $  0.5         21.7%
  Operating income                                              $  2.7         $  2.1         $  0.6         28.6%

INTERNATIONAL PROPANE:
  Revenues                                                      $ 13.9         $   --         $ 13.9         N.M.
  Total margin                                                  $  5.8         $   --         $  5.8         N.M.
  EBITDA                                                        $  0.6         $ (1.2)        $  1.8         N.M.
  Operating loss                                                $ (0.5)        $ (1.2)        $  0.7         N.M.
---------------------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


AMERIGAS PROPANE. Temperatures based upon heating degree days were 11.0% warmer than normal in the 1999 twelve-month period but 2.5% colder than during the prior-year period. Retail propane gallons sold increased 38.8 million gallons as a result of the slightly colder weather, the impact of targeted customer growth in higher-margin residential heating and PPX(R) cylinder exchange markets, and the acceleration of purchases by some of our customers in anticipation of Y2K. Wholesale volumes of propane sold increased 28.7 million gallons reflecting in part the effects of the slightly colder weather.

Total retail propane revenues increased $56.9 million in the 1999 twelve-month period reflecting (1) a $35.8 million increase as a result of the higher volumes sold and (2) a $21.1 million increase as a result of higher average retail propane selling prices. Wholesale propane revenues increased $16.7 million on higher volumes sold and higher average selling prices. Propane selling prices in the 1999 twelve-month period were generally lower during the first half of the period and higher during the latter part of the year reflecting a significant increase in propane supply costs. Other revenues increased $13.0 million in the 1999 twelve-month period reflecting higher appliance sales, increased terminal and hauling revenues, and greater customer fee revenues. Cost of sales increased $59.9 million primarily as a result of the higher propane volumes sold and higher average product costs.

Total margin increased $26.5 million in the 1999 twelve-month period due to (1) the higher retail propane volumes sold and (2) an increase in total margin from appliance sales, customer fees, and hauling and terminal revenue.

The increase in EBITDA and operating income reflects (1) the greater total margin and (2) higher other income. The impact of these increases was partially offset by higher operating and administrative expenses. Other income, net, in the 1998 twelve-month period is net of a $4.0 million loss from two interest rate protection agreements entered into to reduce interest rate exposure associated with an anticipated debt refinancing. Operating expenses of the Partnership were $335.5 million in the 1999 twelve-month period compared with $322.9 million in the prior-year period. Operating expenses in the prior-year period are net of (1) $2.7 million of income from lower required accruals for environmental matters and (2) $2.0 million of income from lower required accruals for property taxes. Excluding the impact of these items in the prior year, operating expenses of the Partnership increased $7.9 million principally due to expenses associated with new business initiatives and, to a lesser extent, higher vehicle expenses.

GAS UTILITY. Weather in Gas Utility's service territory during the 1999 twelve-month period was 11.0% warmer than normal but 13.9% colder than the prior-year twelve-month period. As a result of the colder weather and, to a lesser extent, an increase in total customers, system throughput increased 5.3 bcf (7.3%).

The increase in Gas Utility's revenues during the 1999 twelve-month period resulted from a $19.1 million increase in core market revenues, due primarily to higher sales, and higher delivery service

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


revenues. Gas Utility cost of gas was $174.3 million in the 1999 twelve-month period, an increase of $10.6 million, principally reflecting the higher core market sales.

Gas Utility total margin in the 1999 twelve-month period increased $13.5 million from the prior-year period. The increase includes (1) $8.4 million from core market customers, (2) a $2.0 million increase from interruptible retail and delivery service customers, and (3) higher margin from firm delivery service customers.

Gas Utility EBITDA and operating income were higher in the 1999 twelve-month period reflecting the increase in total margin and higher other income. The increase in other income includes, among other things, interest income from revenue-related tax overpayments and purchased gas cost undercollections. Gas Utility total operating expenses in the 1999 twelve-month period, excluding charges for depreciation and amortization, were virtually unchanged from the prior-year twelve-month period.

ELECTRIC UTILITY. Total kilowatt-hour sales were 31.0 gwh (3.6%) higher in the 1999 twelve-month period reflecting higher weather-related sales for both heating and air conditioning. Electric Utility revenues increased $4.3 million as a result of the higher sales and higher transmission revenue from alternate suppliers serving customers on our distribution system pursuant to the Electricity Customer Choice Act. Notwithstanding the increase in kilowatt-hour sales, cost of sales decreased $0.9 million to $32.9 million. The increase in purchased power costs resulting from the higher sales was more than offset by
(1) lower average purchased power costs and (2) the benefit of a power supply agreement settlement.

Electric Utility's total margin increased $5.1 million as a result of (1) the lower average purchased power costs, (2) the power supply agreement settlement, and (3) the higher 1999 twelve-month period sales. EBITDA and operating income were also higher reflecting the increase in total margin and higher other income partially offset by higher (1) power generation maintenance costs, (2) customer service and information expenses, and (3) charges for depreciation.

ENERGY SERVICES. Total revenues from Energy Services increased $3.8 million as a result of slightly higher average gas prices. Total margin increased $1.6 million reflecting higher average margins from gas marketing and greater income from power marketing and other services. EBITDA and operating income increased $0.5 million and $0.6 million, respectively, as a result of the higher total margin offset by slightly higher operating expenses.

INTERNATIONAL PROPANE. Revenues and total margin in the 1999 twelve-month period include the results of FLAGA subsequent to its acquisition on September 22, 1999. EBITDA in the 1999 period includes $0.7 million of EBITDA from FLAGA subsequent to its acquisition in September 1999 and a decrease in equity losses from our international propane joint ventures. International Propane operating losses in the 1999 twelve-month period were lower due to the lower equity losses from our international propane joint ventures.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OTHER ENTERPRISES. The higher losses from other Enterprises' operations during the 1999 twelve-month period principally reflects start-up operating costs associated with Hearth USA(TM).


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,219.2 million at December 31, 1999 compared with $1,137.3 million at September 30, 1999. The increase in debt principally reflects the issuance of $46 million under the Operating Partnership's Acquisition Facility and increases in borrowings under UGI Utilities and the Operating Partnership's revolving credit facilities.

During the three months ended December 31, 1999, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units and the general partner interests for the quarter ended September 30, 1999. The MQD for the quarter ended December 31, 1999 will be paid on February 18, 2000 to holders of record on February 10, 2000 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow and refinance debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The 9,891,072 Subordinated Units of the Partnership which are held by the Company are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash-based performance and distribution requirements are met. The ability of the Partnership to attain the cash-based performance and distribution requirements will depend upon a number of factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due in large part to the impact of higher propane product costs on working capital, it is possible but unlikely that the cash generation based requirements for conversion will be attained during fiscal 2000.

CASH FLOWS

Our consolidated cash and short-term investments totaled $71.3 million at December 31, 1999 compared with $40.5 million at September 30, 1999. These amounts include $38.1 million and $23.3 million, respectively, of cash and short-term investments held by UGI. Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


quarters. Accordingly, cash flows from operations during the three months ended December 31, 1999 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash used by operating activities during the three months ended December 31, 1999 totaled $(29.3) million compared with $(3.1) million during the prior-year three-month period. The Partnership's cash used by operations during the 1999 three-month period was $(26.6) million compared with cash used by operations of $(4.8) million in the prior-year period. Much of this increase in cash used by the Partnership is due to higher cash needed to finance operating working capital due in large part to higher 1999 three-month period propane product costs. UGI Utilities' operating cash flow for the 1999 three-month period was $7.2 million compared with $6.0 million in the prior year.

Changes in consolidated operating working capital during the three months ended December 31, 1999 used $79.3 million of operating cash flow while changes in consolidated operating working capital during the three months ended December 31, 1998 used $47.1 million of operating cash flow. Cash flow from operating activities before changes in operating working capital was $50.0 million in the three months ended December 31, 1999 compared with $44.0 million of cash flow in the prior-year period reflecting the improved UGI Utilities and AmeriGas Partners results.

INVESTING ACTIVITIES. Cash used by investing activities during the three months ended December 31, 1999 totaled $(4.3) million compared with net cash used of $(6.1) million in the prior-year period. We spent $14.2 million for property, plant and equipment during the three months ended December 31, 1999 compared with $16.2 million in the same period last year. The decrease is principally a result of a $2.0 million decrease in Partnership capital expenditures.

FINANCING ACTIVITIES. During the three months ended December 31, 1999 and 1998, we paid cash dividends on Common Stock of $10.2 million and $12.0 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as on the Common and Subordinated units we own.)

During the three months ended December 31, 1999, the Operating Partnership borrowed $46 million under its Acquisition Facility relating to propane business and asset expenditures incurred in prior fiscal years. During the three months ended December 31, 1999, the Operating Partnership had net borrowings of $28 million compared with net borrowings of $52 million in the 1998 three-month period. During the three months ended December 31, 1999, UGI Utilities had net borrowings of $14.4 million under its revolving credit agreements compared with net borrowings of $1.8 million in the same period a year ago.

YEAR 2000 MATTERS

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

Recognizing the potential business consequences of the Y2K issue, we conducted a detailed assessment of our critical, date sensitive, computer-based systems to identify those systems that were not Y2K compliant and modified those systems that were not otherwise scheduled for replacement prior to the year 2000. Our Y2K compliance efforts focused on our ability to continue to perform three critical operating functions: (1) obtain products to sell; (2) provide service to our customers; and (3) bill customers and pay our vendors and employees. In addition to assessing, identifying and modifying our own systems, we developed and implemented a program to attempt to determine the Y2K compliance status of third parties, including our key suppliers and vendors, and certain of our customers.

Since December 31, 1999, we have not experienced, nor have we become aware of, any Y2K-related problems affecting any of our mission critical computer-based systems or our computer-controlled systems and equipment that contain embedded systems with potentially date sensitive components. Furthermore, we have not experienced, nor have we become aware of, any Y2K-related problems with any of our key suppliers and third-party providers including utility and telecommunications companies or financial institutions with which we do business.

The Partnership believes that a significant portion of the 13.0 million increase in retail gallons sold during the 1999 three-month period may have resulted from customers accelerating purchases in advance of Y2K. Expenses associated with our Y2K compliance efforts during the last three years total approximately $3.0 million. We do not expect additional Y2K-related expenditure of a material amount in the future.

                        UGI CORPORATION AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane, natural gas and electricity, and changes in interest rates.

Price risk associated with fluctuations in the prices the Partnership pays for propane and Energy Services pays for natural gas is principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally seeks to pass on increases in such costs to customers. There is no assurance, however, that the Partnership will be able to do so. In order to manage a portion of our propane market price risk, we use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. In order to manage market price risk relating to substantially all of UGI Energy Services' firm commitments to sell natural gas, we purchase exchange-traded natural gas futures contracts. Although we use derivative financial and commodity instruments to reduce market price risk associated with firm commitments or forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Although Gas Utility is also subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, Pennsylvania's Natural Gas Choice and Competition Act permits local distribution companies to recover prudently incurred costs of gas sold to customers. Because of this ratemaking, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility purchases electricity it does not otherwise produce, representing slightly more than 50% of its electric power needs, under power supply arrangements with other producers and, to a lesser extent, from monthly market based contracts and on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market based contracts, can be volatile, especially during periods of high demand. Because Electric Utility's generation rates are capped during the period that it is recovering stranded costs under its Restructuring Order issued pursuant to the Electricity Customer Choice Act, any increases in costs to purchase power will negatively impact Electric Utility's results.

We have market risk exposure from changes in interest rates on borrowings primarily from the Operating Partnership's Bank Credit Agreement, UGI Utilities' revolving credit agreements and debt agreements of FLAGA. These agreements have interest rates on borrowings that are indexed to short-term market interest rates. Based upon average borrowings under these agreements during fiscal 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by approximately $2.0 million. We also use long-term debt as a source of capital. This debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions.

                        UGI CORPORATION AND SUBSIDIARIES

This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

We do not currently use derivative instruments to hedge foreign currency exposure associated with our international propane operations, principally FLAGA. As a result, the U.S. dollar value of foreign denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. Our net exposure to changes in foreign currency exchange rates has been significantly limited, however, because our net investment in FLAGA, our principal international propane operation, was financed with EURO denominated debt. At December 31, 1999, the impact on the fair value of market risk sensitive derivative instruments from an adverse change in (1) the market price of propane of 10 cents a gallon, (2) the market price of natural gas of 50 cents a dekatherm (3) interest rates on ten-year U.S. treasury notes of 100 basis points, and (4) the market price of oil of 10 cents a gallon, would not be materially different from that reported in the Company's 1999 Annual Report.


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  List of Exhibits:


       27    Financial Data Schedule

  (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         UGI Corporation
                                   -----------------------------
                                          (Registrant)








Date:  February 11, 2000           By:  A. J. Mendicino
------------------------           ---------------------------------------------
                                   A. J. Mendicino, Vice President - Finance and
                                   Chief Financial Officer

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX





          27      Financial Data Schedule