Form 10-Q
period 2000-03-31
UGI CORP /PA/
filed 2000-05-15
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At April 30, 2000, there were 27,186,875 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                PAGES

PART I  FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2000,
                   September 30, 1999 and March 31, 1999                           1

              Condensed Consolidated Statements of Income for the three, six
                   and twelve months ended March 31, 2000 and 1999                 2

              Condensed Consolidated Statements of Cash Flows for the six
                   and twelve months ended March 31, 2000 and 1999                 3

              Notes to Condensed Consolidated Financial Statements               4 - 12

      Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          13 - 27

      Item 3. Quantitative and Qualitative Disclosures About Market Risk        27 - 28

PART II  OTHER INFORMATION

      Item 1. Legal Proceedings                                                   28

      Item 4. Submission of Matters to a Vote of Security Holders                 29

      Item 6. Exhibits and Reports on Form 8-K                                    30

      Signatures                                                                  31

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                             March 31,      September 30,    March 31,
                                                                               2000            1999            1999
                                                                             ----------      ----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                $     60.4      $     40.5      $    128.2
    Short-term investments, at cost which approximates market value                 4.3            15.1            21.7
    Accounts receivable (less allowances for doubtful accounts of
        $10.2, $8.0 and $10.2, respectively)                                      202.9           102.9           166.5
    Accrued utility revenues                                                       16.2             6.9            14.4
    Inventories                                                                    66.0            87.1            47.6
    Deferred income taxes                                                          19.1            13.7            19.5
    Prepaid expenses and other current assets                                      20.5            24.7            25.8
                                                                             ----------      ----------      ----------
      Total current assets                                                        389.4           290.9           423.7

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $548.3, $514.9 and $494.5, respectively)                1,060.6         1,084.1           999.9

Intangible assets (less accumulated amortization of $178.1, $165.9 and
    $153.7, respectively)                                                         658.8           653.1           621.1
Utility regulatory assets                                                          57.0            61.1            59.9
Other assets                                                                       48.1            46.7            44.4
                                                                             ----------      ----------      ----------
      Total assets                                                           $  2,213.9      $  2,135.9      $  2,149.0
                                                                             ==========      ==========      ==========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $     25.2      $     26.7      $     12.7
    Operating Partnership bank loans                                                5.0            22.0             5.0
    UGI Utilities bank loans                                                       71.2            87.4            72.8
    Other bank loans                                                                6.8            11.6              --
    Accounts payable                                                              104.2           100.6            80.1
    Other current liabilities                                                     182.7           154.0           187.8
                                                                             ----------      ----------      ----------
      Total current liabilities                                                   395.1           402.3           358.4

Long-term debt                                                                  1,042.8           989.6           902.3
Deferred income taxes                                                             169.3           174.3           158.0
Other noncurrent liabilities                                                       81.4            90.6            78.8

Commitments and contingencies

Minority interest in AmeriGas Partners                                            218.9           209.9           247.6

UGI Utilities redeemable preferred stock                                           20.0            20.0            20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                 394.6           394.8           394.3
    Retained earnings (accumulated deficit)                                        31.2            (8.2)           13.5
    Accumulated other comprehensive income                                          0.4             0.5              --
    Unearned compensation - restricted stock                                       (1.2)           (1.7)             --
                                                                             ----------      ----------      ----------
                                                                                  425.0           385.4           407.8
    Treasury stock, at cost                                                      (138.6)         (136.2)          (23.9)
                                                                             ----------      ----------      ----------
      Total common stockholders' equity                                           286.4           249.2           383.9
                                                                             ----------      ----------      ----------
      Total liabilities and stockholders' equity                             $  2,213.9      $  2,135.9      $  2,149.0
                                                                             ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)



                                                    Three Months Ended        Six Months Ended         Twelve Months Ended
                                                         March 31,                 March 31,                 March 31,
                                                   ----------------------   -----------------------   -----------------------
                                                      2000        1999         2000         1999         2000         1999
                                                   ----------  ----------   ----------   ----------   ----------   ----------
Revenues:
    AmeriGas Propane                               $    388.9  $    304.9   $    689.9   $    542.7   $  1,019.7   $    848.0
    UGI Utilities                                       169.8       167.7        291.0        280.5        431.1        415.0
    International Propane                                15.4          --         29.3           --         29.3           --
    Energy Services and other                            36.3        26.6         66.8         49.7        107.6         90.1
                                                   ----------  ----------   ----------   ----------   ----------   ----------
                                                        610.4       499.2      1,077.0        872.9      1,587.7      1,353.1
                                                   ----------  ----------   ----------   ----------   ----------   ----------
Costs and expenses:
    AmeriGas Propane cost of sales                      215.4       128.8        374.1        233.3        531.6        367.1
    UGI Utilities - gas, fuel and purchased power        92.4        87.5        149.9        142.8        212.3        204.2
    International Propane cost of sales                   9.1          --         17.2           --         17.2           --
    Energy Services and other cost of sales              34.4        25.1         63.0         46.9        100.5         85.4
    Operating and administrative expenses               121.0       112.3        238.9        218.4        449.7        421.0
    Utility taxes other than income taxes                 4.2         9.6         11.4         16.2         20.4         25.3
    Depreciation and amortization                        23.5        22.6         47.0         44.3         92.4         88.6
    Other income, net                                    (7.5)       (2.3)       (13.1)        (6.1)       (23.8)       (10.5)
                                                   ----------  ----------   ----------   ----------   ----------   ----------
                                                        492.5       383.6        888.4        695.8      1,400.3      1,181.1
                                                   ----------  ----------   ----------   ----------   ----------   ----------

Operating income                                        117.9       115.6        188.6        177.1        187.4        172.0
Merger fee income (expenses), net                          --        (1.6)          --         (1.6)        21.5         (1.6)
Interest expense                                        (24.0)      (20.9)       (47.8)       (42.1)       (90.3)       (83.6)
Minority interest in AmeriGas Partners                  (20.6)      (23.2)       (28.6)       (30.6)        (8.7)       (10.7)
                                                   ----------  ----------   ----------   ----------   ----------   ----------
Income before income taxes and
    subsidiary preferred stock dividends                 73.3        69.9        112.2        102.8        109.9         76.1
Income taxes                                            (34.1)      (32.0)       (51.5)       (46.5)       (48.2)       (34.7)
Dividends on UGI Utilities Series
    Preferred Stock                                      (0.4)       (0.4)        (0.8)        (0.8)        (1.6)        (1.6)
                                                   ----------  ----------   ----------   ----------   ----------   ----------
Net income                                         $     38.8  $     37.5   $     59.9   $     55.5   $     60.1   $     39.8
                                                   ==========  ==========   ==========   ==========   ==========   ==========

Earnings per share:
    Basic                                          $     1.42  $     1.15   $     2.19   $     1.69   $     2.05   $     1.21
                                                   ==========  ==========   ==========   ==========   ==========   ==========

    Diluted                                        $     1.42  $     1.14   $     2.19   $     1.69   $     2.05   $     1.21
                                                   ==========  ==========   ==========   ==========   ==========   ==========

Average common shares outstanding:
    Basic                                              27.286      32.733       27.312       32.795       29.272       32.873
                                                   ==========  ==========   ==========   ==========   ==========   ==========

    Diluted                                            27.286      32.773       27.331       32.855       29.317       32.958
                                                   ==========  ==========   ==========   ==========   ==========   ==========

Dividends declared per share                       $    0.375  $    0.365   $     0.73   $     0.73   $     1.49   $     1.46
                                                   ==========  ==========   ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)



                                                                 Six Months Ended         Twelve Months Ended
                                                                     March 31,                  March 31,
                                                                --------------------      --------------------
                                                                 2000         1999         2000         1999
                                                                -------      -------      -------      -------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                  $  59.9      $  55.5      $  60.1      $  39.8
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                              47.0         44.3         92.4         88.6
        Minority interest in AmeriGas Partners                     28.6         30.6          8.7         10.7
        Deferred income taxes, net                                 (4.7)        (3.2)         6.2          8.8
        Other, net                                                  0.4          6.0          0.9          6.5
                                                                -------      -------      -------      -------
                                                                  131.2        133.2        168.3        154.4
        Net change in:
          Accounts receivable and accrued utility revenues       (114.5)       (96.6)       (42.4)        (6.0)
          Inventories and prepaid propane purchases                23.4         31.1        (12.7)        14.7
          Deferred fuel costs                                      15.5         12.2         (1.8)        (5.3)
          Accounts payable                                          3.9          0.1         21.2          4.3
          Other current assets and liabilities                     15.3         13.8         (9.7)        (3.6)
                                                                -------      -------      -------      -------
        Net cash provided by operating activities                  74.8         93.8        122.9        158.5
                                                                -------      -------      -------      -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                (30.5)       (32.6)       (68.1)       (70.5)
    Net proceeds from disposals of assets                           1.6          2.2          4.3          6.3
    Acquisitions of businesses, net of cash acquired              (14.8)        (3.0)       (89.4)        (5.5)
    Investments in joint venture partnerships                        --         (4.9)          --         (6.9)
    Short-term investments decrease                                10.8         60.1         17.4         48.3
    Other, net                                                     (0.7)        (5.4)        (0.7)        (4.2)
                                                                -------      -------      -------      -------
        Net cash provided (used) by investing activities          (33.6)        16.4       (136.5)       (32.5)
                                                                -------      -------      -------      -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                     (20.4)       (24.0)       (44.3)       (47.9)
    Distributions on Partnership public Common Units              (19.6)       (19.5)       (39.1)       (39.0)
    Issuance of long-term debt                                    134.9         73.0        235.6         83.0
    Repayment of long-term debt                                   (76.0)       (62.7)       (84.2)       (72.2)
    AmeriGas Propane bank loans increase (decrease)               (17.0)        (5.0)          --          5.0
    UGI Utilities bank loans increase (decrease)                  (16.2)         4.4         (1.6)        29.9
    Other bank loans  decrease                                     (4.5)          --         (4.5)          --
    Issuance of treasury stock                                      2.4          2.1          5.0          4.6
    Repurchases of Common Stock                                    (4.9)       (16.9)      (121.1)       (24.1)
    Redemption of UGI Utilities preferred stock                      --           --           --        (15.5)
                                                                -------      -------      -------      -------
        Net cash used by financing activities                     (21.3)       (48.6)       (54.2)       (76.2)
                                                                -------      -------      -------      -------


Cash and cash equivalents increase (decrease)                   $  19.9      $  61.6      $ (67.8)     $  49.8
                                                                =======      =======      =======      =======

Cash and cash equivalents:
    End of period                                               $  60.4      $ 128.2      $  60.4      $ 128.2
    Beginning of period                                            40.5         66.6        128.2         78.4
                                                                -------      -------      -------      -------
      Increase (decrease)                                       $  19.9      $  61.6      $ (67.8)     $  49.8
                                                                =======      =======      =======      =======


During the twelve months ended March 31, 2000 and 1999, UGI Utilities, Inc. paid cash dividends to UGI of $33.0 and $34.0, respectively. During the twelve months ended March 31, 2000 and 1999, AmeriGas, Inc. paid cash dividends to UGI of $48.5 and $49.6, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $44.3 and $47.9, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)




1.       BASIS OF PRESENTATION

         UGI Corporation ("UGI") is a holding company with three primary subsidiaries. Our natural gas utility and electric utility operations are conducted through a wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric utility generation and distribution operation ("Electric Utility") in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." At March 31, 2000, UGI, through subsidiaries, held an effective 2% general partner interest and a 56.4% limited partner interest in the Operating Partnership. Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia, (2) owns and operates a newly formed retail hearth products business in the Middle Atlantic region of the U.S., and (3) participates in propane joint-venture projects in Romania and China.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 1999 ("Company's

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         1999 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The Company's other comprehensive income (loss) for the six months ended March 31, 2000 as determined under Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was less than $(0.1) million.

2.       SEGMENT INFORMATION

         Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has five business segments: (1) a U.S. propane distribution business ("AmeriGas Propane"), (2) a natural gas utility operating in eastern Pennsylvania ("Gas Utility"), (3) an electricity distribution and generation operation in northeastern Pennsylvania ("Electric Utility"), (4) an energy marketing business arranging the supply and transportation of natural gas and electricity to customers in the Middle Atlantic states ("Energy Services"), and (5) an international propane distribution segment comprising a wholly owned propane distribution business in eastern Europe and joint-venture projects in Romania and China ("International Propane"). Although AmeriGas Propane and Gas Utility are the only segments that meet the SFAS 131 quantitative thresholds for reportable segments, the Company has included supplemental segment information for Electric Utility, Energy Services, and International Propane.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.    SEGMENT INFORMATION (CONTINUED)


Three Months Ended March 31, 2000:

                                                                     AmeriGas         Gas          Electric
                                        Total          Elims.        Propane        Utility        Utility
                                       --------       --------       --------       --------       --------
Revenues                               $  610.4       $   (0.8)      $  388.9       $  148.8       $   21.0
                                       ========       ========       ========       ========       ========

Segment profit (loss):
   EBITDA                              $  141.4       $   --         $   84.0       $   49.7       $    5.0
   Depreciation and amortization          (23.5)          --            (16.8)          (4.5)          (1.2)
                                       --------       --------       --------       --------       --------
   Operating income (loss)                117.9           --             67.2           45.2            3.8
   Interest expense                       (24.0)          --            (18.0)          (4.1)          (0.6)
   Minority interest                      (20.6)          --            (20.6)          --             --
                                       --------       --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                     $   73.3       $   --         $   28.6       $   41.1       $    3.2
                                       ========       ========       ========       ========       ========
Segment assets (at period end)         $2,213.9       $  (39.2)      $1,267.7       $  637.9       $   98.9
                                       ========       ========       ========       ========       ========
Investment in equity investees         $    6.0       $   --         $   --         $   --         $   --
                                       ========       ========       ========       ========       ========

                                               Energy    International     Other            Corp.
                                              Services      Propane      Enterprises      & Other
                                              --------      --------       --------       --------
Revenues                                      $   35.7      $   15.4       $    0.6       $    0.8
                                              ========      ========       ========       ========

Segment profit (loss):
   EBITDA                                     $    0.9      $    1.3       $   (1.3)      $    1.8
   Depreciation and amortization                  --            (0.9)          (0.1)          --
                                              --------      --------       --------       --------
   Operating income (loss)                         0.9           0.4           (1.4)           1.8
   Interest expense                               --            (1.2)          --             (0.1)
   Minority interest                              --            --             --             --
                                              --------      --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                            $    0.9      $   (0.8)      $   (1.4)      $    1.7
                                              ========      ========       ========       ========
Segment assets (at period end)                $   20.6      $  124.4       $    6.0       $   97.6
                                              ========      ========       ========       ========
Investment in equity investees                $   --        $    6.0       $   --         $   --
                                              ========      ========       ========       ========

Three Months Ended March 31, 1999:

                                                                     AmeriGas         Gas          Electric
                                        Total          Elims.         Propane       Utility        Utility
                                       --------       --------       --------       --------       --------
Revenues                               $  499.2       $   (0.5)      $  304.9       $  147.6       $   20.1
                                       ========       ========       ========       ========       ========

Segment profit (loss):
   EBITDA                              $  138.2       $   --         $   89.0       $   44.0       $    5.0
   Depreciation and amortization          (22.6)          --            (16.7)          (4.8)          (1.1)
                                       --------       --------       --------       --------       --------
   Operating income (loss)                115.6           --             72.3           39.2            3.9
   Merger expenses                         (1.6)          --             --             --             --
   Interest expense                       (20.9)          --            (16.4)          (3.8)          (0.6)
   Minority interest                      (23.2)          --            (23.2)          --             --
                                       --------       --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                     $   69.9       $   --         $   32.7       $   35.4       $    3.3
                                       ========       ========       ========       ========       ========
Segment assets (at period end)         $2,149.0       $  (15.3)      $1,261.0       $  636.3       $   97.9
                                       ========       ========       ========       ========       ========
Investment in equity investees         $    6.3       $   --         $   --         $   --         $   --
                                       ========       ========       ========       ========       ========

                                              Energy    International      Other           Corp.
                                             Services      Propane      Enterprises      & Other
                                             --------      --------       --------       --------
Revenues                                     $   26.6      $   --         $   --         $    0.5
                                             ========      ========       ========       ========

Segment profit (loss):
   EBITDA                                    $    0.6      $   (0.1)      $   (2.0)      $    1.7
   Depreciation and amortization                 --            --             --             --
                                             --------      --------       --------       --------
   Operating income (loss)                        0.6          (0.1)          (2.0)           1.7
   Merger expenses                               --            --             --             (1.6)
   Interest expense                              --            --             --             (0.1)
   Minority interest                             --            --             --             --
                                             --------      --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                           $    0.6      $   (0.1)      $   (2.0)      $   --
                                             ========      ========       ========       ========
Segment assets (at period end)               $   19.6      $    6.3       $    1.0       $  142.2
                                             ========      ========       ========       ========
Investment in equity investees               $   --        $    6.3       $   --         $   --
                                             ========      ========       ========       ========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.    SEGMENT INFORMATION (CONTINUED)


Six Months Ended March 31, 2000:

                                                                  AmeriGas         Gas        Electric
                                        Total          Elims.     Propane        Utility      Utility
                                       --------       --------    --------       --------     --------
Revenues                               $1,077.0       $   (1.6)   $  689.9       $  250.8     $   40.2
                                       ========       ========    ========       ========     ========

Segment profit (loss):
   EBITDA                              $  235.6       $   --      $  138.2       $   82.4     $   11.8
   Depreciation and amortization          (47.0)          --         (33.3)          (9.4)        (2.0)
                                       --------       --------    --------       --------     --------
   Operating income (loss)                188.6           --         104.9           73.0          9.8
   Interest expense                       (47.8)          --         (36.0)          (8.3)        (1.1)
   Minority interest                      (28.6)          --         (28.6)          --           --
                                       --------       --------    --------       --------     --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                     $  112.2       $   --      $   40.3       $   64.7     $    8.7
                                       ========       ========    ========       ========     ========
Segment assets (at period end)         $2,213.9       $  (39.2)   $1,267.7       $  637.9     $   98.9
                                       ========       ========    ========       ========     ========
Investment in equity investees         $    6.0       $   --      $   --         $   --       $   --
                                       ========       ========    ========       ========     ========

                                            Energy  International    Other      Corp.
                                           Services    Propane    Enterprises  & Other
                                           --------    --------     --------   --------
Revenues                                   $   65.5    $   29.3     $    1.3   $    1.6
                                           ========    ========     ========   ========

Segment profit (loss):
   EBITDA                                  $    1.7    $    1.9     $   (2.7)  $    2.3
   Depreciation and amortization               (0.1)       (2.0)        (0.1)      (0.1)
                                           --------    --------     --------   --------
   Operating income (loss)                      1.6        (0.1)        (2.8)       2.2
   Interest expense                            --          (2.1)        --         (0.3)
   Minority interest                           --          --           --         --
                                           --------    --------     --------   --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                         $    1.6    $   (2.2)    $   (2.8)  $    1.9
                                           ========    ========     ========   ========
Segment assets (at period end)             $   20.6    $  124.4     $    6.0   $   97.6
                                           ========    ========     ========   ========
Investment in equity investees             $   --      $    6.0     $   --     $   --
                                           ========    ========     ========   ========

Six Months Ended March 31, 1999:

                                                                     AmeriGas         Gas         Electric
                                        Total          Elims.        Propane        Utility        Utility
                                       --------       --------       --------       --------       --------
Revenues                               $  872.9       $   (1.0)      $  542.7       $  242.2       $   38.3
                                       ========       ========       ========       ========       ========

Segment profit (loss):
   EBITDA                              $  221.4       $   --         $  139.8       $   70.2       $    9.7
   Depreciation and amortization          (44.3)          --            (32.8)          (9.4)          (1.9)
                                       --------       --------       --------       --------       --------
   Operating income (loss)                177.1           --            107.0           60.8            7.8
   Merger expenses                         (1.6)          --             --             --             --
   Interest expense                       (42.1)          --            (33.0)          (7.6)          (1.2)
   Minority interest                      (30.6)          --            (30.6)          --             --
                                       --------       --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                     $  102.8       $   --         $   43.4       $   53.2       $    6.6
                                       ========       ========       ========       ========       ========
Segment assets (at period end)         $2,149.0       $  (15.3)      $1,261.0       $  636.3       $   97.9
                                       ========       ========       ========       ========       ========
Investment in equity investees         $    6.3       $   --         $   --         $   --         $   --
                                       ========       ========       ========       ========       ========

                                              Energy     International       Other          Corp.
                                             Services       Propane       Enterprises      & Other
                                             --------       --------       --------       --------
Revenues                                     $   49.7       $   --         $   --         $    1.0
                                             ========       ========       ========       ========

Segment profit (loss):
   EBITDA                                    $    1.3       $   (0.3)      $   (2.7)      $    3.4
   Depreciation and amortization                 (0.1)          --             --             (0.1)
                                             --------       --------       --------       --------
   Operating income (loss)                        1.2           (0.3)          (2.7)           3.3
   Merger expenses                               --             --             --             (1.6)
   Interest expense                              --             --             --             (0.3)
   Minority interest                             --             --             --             --
                                             --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                           $    1.2       $   (0.3)      $   (2.7)      $    1.4
                                             ========       ========       ========       ========
Segment assets (at period end)               $   19.6       $    6.3       $    1.0       $  142.2
                                             ========       ========       ========       ========
Investment in equity investees               $   --         $    6.3       $   --         $   --
                                             ========       ========       ========       ========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.    SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended March 31, 2000:

                                                                     AmeriGas         Gas         Electric
                                         Total         Elims.        Propane        Utility        Utility
                                       --------       --------       --------       --------       --------
Revenues                               $1,587.7       $   (2.9)      $1,019.7       $  354.2       $   76.9
                                       ========       ========       ========       ========       ========

Segment profit (loss):
   EBITDA                              $  279.8       $   --         $  157.2       $   99.2       $   18.8
   Depreciation and amortization          (92.4)          --            (66.8)         (19.0)          (4.1)
                                       --------       --------       --------       --------       --------
   Operating income (loss)                187.4           --             90.4           80.2           14.7
   Merger fee income, net                  21.5           --             --             --             --
   Interest expense                       (90.3)          --            (69.5)         (15.9)          (2.2)
   Minority interest                       (8.7)          --             (8.7)          --             --
                                       --------       --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                     $  109.9       $   --         $   12.2       $   64.3       $   12.5
                                       ========       ========       ========       ========       ========
Segment assets (at period end)         $2,213.9       $  (39.2)      $1,267.7       $  637.9       $   98.9
                                       ========       ========       ========       ========       ========
Investment in equity investees         $    6.0       $   --         $   --         $   --         $   --
                                       ========       ========       ========       ========       ========

                                              Energy     International       Other          Corp.
                                             Services       Propane       Enterprises      & Other
                                             --------       --------       --------       --------
Revenues                                     $  106.2       $   29.3       $    1.4       $    2.9
                                             ========       ========       ========       ========

Segment profit (loss):
   EBITDA                                    $    3.1       $    2.1       $   (5.7)      $    5.1
   Depreciation and amortization                 (0.1)          (2.0)          (0.1)          (0.3)
                                             --------       --------       --------       --------
   Operating income (loss)                        3.0            0.1           (5.8)           4.8
   Merger fee income, net                        --             --             --             21.5
   Interest expense                              --             (2.1)          --             (0.6)
   Minority interest                             --             --             --             --
                                             --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                           $    3.0       $   (2.0)      $   (5.8)      $   25.7
                                             ========       ========       ========       ========
Segment assets (at period end)               $   20.6       $  124.4       $    6.0       $   97.6
                                             ========       ========       ========       ========
Investment in equity investees               $   --         $    6.0       $   --         $   --
                                             ========       ========       ========       ========

Twelve Months Ended March 31,1999:

                                                                     AmeriGas         Gas         Electric
                                        Total          Elims.        Propane        Utility        Utility
                                       --------       --------       --------       --------       --------
Revenues                               $1,353.1       $   (2.3)      $  848.0       $  342.3       $   72.7
                                       ========       ========       ========       ========       ========
Segment profit (loss):
   EBITDA                              $  260.6       $   --         $  157.2       $   84.2       $   15.2
   Depreciation and amortization          (88.6)          --            (65.8)         (18.6)          (3.9)
                                       --------       --------       --------       --------       --------
   Operating income (loss)                172.0           --             91.4           65.6           11.3
   Merger expenses, net                    (1.6)          --             --             --             --
   Interest expense                       (83.6)          --            (65.3)         (15.3)          (2.4)
   Minority interest                      (10.7)          --            (10.7)          --             --
                                       --------       --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                     $   76.1       $   --         $   15.4       $   50.3       $    8.9
                                       ========       ========       ========       ========       ========
Segment assets (at period end)         $2,149.0       $  (15.3)      $1,261.0       $  636.3       $   97.9
                                       ========       ========       ========       ========       ========
Investment in equity investees         $    6.3       $   --         $   --         $   --         $   --
                                       ========       ========       ========       ========       ========

                                              Energy     International       Other          Corp.
                                             Services       Propane       Enterprises      & Other
                                             --------       --------       --------       --------
Revenues                                     $   90.1       $   --         $   --         $    2.3
                                             ========       ========       ========       ========
Segment profit (loss):
   EBITDA                                    $    2.0       $   (1.3)      $   (3.9)      $    7.2
   Depreciation and amortization                 (0.2)          --             --             (0.1)
                                             --------       --------       --------       --------
   Operating income (loss)                        1.8           (1.3)          (3.9)           7.1
   Merger expenses, net                          --             --             --             (1.6)
   Interest expense                              --             --             --             (0.6)
   Minority interest                             --             --             --             --
                                             --------       --------       --------       --------
   Income (loss) before income
   taxes and subsidiary preferred
   stock dividends                           $    1.8       $   (1.3)      $   (3.9)      $    4.9
                                             ========       ========       ========       ========
Segment assets (at period end)               $   19.6       $    6.3       $    1.0       $  142.2
                                             ========       ========       ========       ========
Investment in equity investees               $   --         $    6.3       $   --         $   --
                                             ========       ========       ========       ========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated ("Petrolane"), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $37 million. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership's having to honor its guarantee.

         In addition, the Partnership has succeeded to Petrolane's agreement to indemnify Shell Petroleum N.V. ("Shell") for various scheduled claims, including claims related to antitrust actions, that were pending against Tropigas de Puerto Rico ("Tropigas"). Petrolane had entered into this indemnification agreement in conjunction with its sale of the international operations of Tropigas to Shell in 1989. The Partnership also succeeded to Petrolane's right to seek indemnity on these claims first from International Controls Corp., which sold Tropigas to Petrolane, and then from Texas Eastern. To date, neither the Partnership nor Petrolane has paid any sums under this indemnity. In 1999, a case brought by an unsuccessful entrant into the Puerto Rican propane market was dismissed by the Supreme Court of Puerto Rico for lack of subject matter jurisdiction, with the Court concluding that the Public Service Commission of Puerto Rico has exclusive jurisdiction over the matter. In the only pending litigation, the Supreme Court of Puerto Rico denied the motion of the defendants to dismiss, remanding the matter to the trial court for proceedings consistent with its ruling. In this case the plaintiff seeks treble damages in excess of $11.7 million.

         The Partnership believes the probability that it will be required to directly satisfy the above-described lease obligations and the remaining claim subject to the indemnification agreements is remote.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

         UGI Utilities has filed suit against more than fifty insurance companies alleging that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various MGPs. The parties have agreed to stay the litigation pending the voluntary exchange of documents and settlement negotiations. To date, UGI Utilities has entered into settlement agreements with several of the insurers and during the three months ended March 31, 2000 recorded pretax income of $2.4 million which is net of recoveries applied to site-specific environmental costs associated with Pennsylvania sites.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

4.       PRO FORMA FINANCIAL INFORMATION

         On September 21, 1999, Enterprises, through subsidiaries, acquired all of the outstanding stock of FLAGA Beteiligungs Aktiengesellschaft ("FLAGA") for net cash consideration of $73.7 million and the assumption of approximately $18 million of debt. The purchase price has been allocated to the net assets acquired based upon their estimated fair values. Unaudited pro forma revenues, net income and diluted earnings per share of the Company for the three and six months ended March 31, 1999 as if the acquisition of FLAGA had occurred as of October 1, 1998 are $516.3 million, $37.3 million, and $1.14; and $900.1 million, $55.5 million and $1.69, respectively. The pro forma results of operations give effect to FLAGA's historical operating results in accordance with U.S. generally accepted accounting principles and adjustments for interest expense, goodwill amortization and depreciation expense, and income taxes, but do not adjust for normal weather conditions and anticipated operating efficiencies. In management's opinion, the unaudited pro forma results are not indicative of the actual results that would have occurred had the acquisition of FLAGA occurred as of October 1, 1998, or of future operating results under the ownership and management of the Company.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS




The following analyses compare our results of operations for (1) the three months ended March 31, 2000 ("2000 three-month period") with the three months ended March 31, 1999 ("1999 three-month period"); (2) the six months ended March 31, 2000 ("2000 six-month period") with the six months ended March 31, 1999 ("1999 six-month period"); and (3) the twelve months ended March 31, 2000 ("2000 twelve-month period") with the twelve months ended March 31, 1999 ("1999 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD

----------------------------------------------------------------------------------------------------
                                                                                      Increase
Three Months Ended March 31,                           2000        1999              (Decrease)
----------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                           $ 388.9      $ 304.9       $  84.0        27.6%
  Total margin                                       $ 173.5      $ 176.1       $  (2.6)       (1.5)%
  EBITDA (c)                                         $  84.0      $  89.0       $  (5.0)       (5.6)%
  Operating income                                   $  67.2      $  72.3       $  (5.1)       (7.1)%
  Retail gallons sold (millions)                       266.8        284.8         (18.0)       (6.3)%
  Degree days - % warmer than normal (a)                15.4         11.0           -           -

GAS UTILITY:
  Revenues                                           $ 148.8      $ 147.6       $   1.2         0.8%
  Total margin (b)                                   $  65.4      $  63.2       $   2.2         3.5%
  EBITDA (c)                                         $  49.7      $  44.0       $   5.7        13.0%
  Operating income                                   $  45.2      $  39.2       $   6.0        15.3%
  System throughput - billions of
     cubic feet ("bcf")                                 29.8         29.1           0.7         2.4%
  Degree days - % warmer than normal                    11.1          8.4           -           -

ELECTRIC UTILITY:
  Revenues                                           $  21.0      $  20.1       $   0.9         4.5%
  Total margin (b)                                   $  11.2      $  10.2       $   1.0         9.8%
  EBITDA (c)                                         $   5.0      $   5.0       $   -             - %
  Operating income                                   $   3.8      $   3.9       $  (0.1)       (2.6)%
  Sales - millions of kilowatt hours ("gwh")           258.4        255.2           3.2         1.3%

ENERGY SERVICES:
  Revenues                                           $  35.7      $  26.6       $   9.1        34.2%
  Total margin                                       $   1.6      $   1.5       $   0.1         6.7%
  EBITDA (c)                                         $   0.9      $   0.6       $   0.3        50.0%
  Operating income                                   $   0.9      $   0.6       $   0.3        50.0%

INTERNATIONAL PROPANE:
  Revenues                                           $  15.4      $   -         $  15.4        N.M.
  Total margin                                       $   6.3      $   -         $   6.3        N.M.
  EBITDA (c) (d)                                     $   1.3      $  (0.1)      $   1.4        N.M.
  Operating income (loss) (d)                        $   0.4      $  (0.1)      $   0.5        N.M.
------------------------------------------------------- -------------- --------------- --------------- -------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(a) Based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.
(b) Gas and Electric utilities' total margin represents revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the condensed consolidated statements of income.
(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(d)      Includes equity in net income (loss) of international joint ventures.
N.M.     Not meaningful.

AMERIGAS PROPANE. For the third consecutive year, results for the three-month period ended March 31 were significantly impacted by warmer than normal weather. Based upon national heating degree day data, temperatures in the 2000 three-month period were 15.4% warmer than normal and 4.6% warmer than in the prior-year period. Retail volumes of propane sold decreased 18.0 million gallons (6.3%) principally reflecting the impact of the warmer winter weather on sales to our residential heating customers and the Year 2000 ("Y2K") issue which resulted in some of our customers accelerating propane deliveries in November and December 1999. Wholesale volumes of propane sold increased 19.8 million gallons in the 2000 three-month period reflecting higher sales associated with product cost management activities.

Total revenues from retail propane sales increased $54.0 million during the 2000 three-month period reflecting a $70.4 million increase as a result of higher average selling prices partially offset by a $16.4 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $27.9 million due primarily to higher selling prices and, to a lesser extent, higher volumes sold. The higher retail and wholesale selling prices resulted from higher propane product costs. Other revenues increased $2.1 million reflecting, in part, higher customer fees and hauling revenues. Cost of sales in the 2000 three-month period increased $86.6 million as a result of the higher propane product costs and the increase in wholesale volumes sold.

Total margin decreased $2.6 million in the 2000 three-month period principally as a result of lower volumes sold to residential customers partially offset by greater total margin from PPX Prefilled Propane Xchange(R) ("PPX(R)") and higher customer fees.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


EBITDA and operating income were lower in the 2000 three-month period principally as a result of the lower total margin and an increase in operating expenses. Operating and administrative expenses of the Partnership were $92.0 million in the 2000 three-month period compared to $88.7 million in the prior-year period. The increase in operating and administrative expenses includes (1) increased vehicle fuel costs and vehicle repair and maintenance expenses and (2) higher expenses associated with new business initiatives.

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 three-month period was 11.1% warmer than normal and 2.0% warmer than the prior-year period. The increase in total system throughput principally resulted from higher interruptible delivery service volumes and, to a lesser extent, higher core market sales resulting from an increase in the number of customers.

Gas Utility revenues were virtually unchanged in the 2000 three-month period as the impact on revenues from higher core market sales, higher average purchased gas costs, and greater interruptible delivery service volumes was offset by the elimination of gross receipts tax revenue effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of sales was $83.6 million in the 2000 three-month period, an increase of $5.1 million, principally reflecting higher average purchased gas costs and slightly higher core market sales. Gas Utility total margin increased $2.2 million principally reflecting (1) increased margin from interruptible customers as a result of the higher interruptible throughput and a greater spread between oil and natural gas prices and (2) increased core market margin.

Gas Utility EBITDA and operating income increased $5.7 million and $6.0 million, respectively, during the 2000 three-month period. The increase reflects (1) the previously mentioned $2.2 million increase in total margin; (2) higher other income; and (3) a decrease in net operating and administrative expenses. Other income in the 2000 three-month period includes income from the refund of revenue-related tax overpayments made in prior years and greater income from a construction project and other activities. Operating and administrative expenses, excluding depreciation and amortization, declined $1.4 million in the 2000 three-month period principally reflecting modest increases in distribution system, uncollectible accounts and environmental matters expenses which were more than offset by income of $2.4 million from an insurance settlement.

ELECTRIC UTILITY. Electric Utility sales during the 2000 three-month period increased slightly on weather that was generally comparable to the prior year. Revenues increased as a result of the higher sales as well as higher transmission revenues from alternate electric power suppliers selling electricity to some of our customers pursuant to the Electricity Customer Choice Act. Notwithstanding the higher sales, Electric Utility cost of sales was $8.9 million, a decrease of $0.1 million, reflecting slightly lower average power costs.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Electric Utility's total margin increased $1.0 million reflecting the impact of the lower average power costs and the slightly higher sales. EBITDA and operating income were virtually unchanged from the prior year as the higher margin was offset by higher utility realty taxes.

ENERGY SERVICES. Total revenues from Energy Services increased $9.1 million (34.2%) in the 2000 three-month period principally as a result of higher average natural gas costs. Total margin increased $0.1 million principally reflecting the impact of higher power marketing (electricity) sales. The higher 2000 three-month period EBITDA and operating income reflects the higher total margin and greater other income.

INTERNATIONAL PROPANE. The variance in revenues, total margin, EBITDA and operating income (loss) is principally due to the Company's European propane distribution operation, FLAGA, which was acquired in September 1999. Weather in Austria and the Czech Republic was approximately 8% warmer than normal during the 2000 three-month period. The warmer weather, and conservation by customers resulting from higher propane supply costs, reduced volumes sold. Additionally, FLAGA's unit margins during the 2000 three-month period were lower than normal due to the higher propane product costs.

CORPORATE AND OTHER ENTERPRISES. Corporate and other EBITDA and operating income during the 2000 three-month period were virtually unchanged from the prior year. Other Enterprises' results in the 2000 three-month period reflects the operating results of the Company's retail hearth, grill and spa superstore business, Hearth USA(TM), while results in the prior-year period principally reflect due diligence and start-up expenses associated with Enterprises' domestic and international new business activities.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


2000 SIX-MONTH PERIOD COMPARED WITH 1999 SIX-MONTH PERIOD

---------------------------------------------------------------------------------------------------
                                                                                    Increase
Six Months Ended March 31,                          2000         1999              (Decrease)
---------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                        $ 689.9      $ 542.7       $ 147.2          27.1%
  Total margin                                    $ 315.8      $ 309.4       $   6.4           2.1%
  EBITDA                                          $ 138.2      $ 139.8       $  (1.6)         (1.1)%
  Operating income                                $ 104.9      $ 107.0       $  (2.1)         (2.0)%
  Retail gallons sold (millions)                    500.5        505.5          (5.0)         (1.0)%
  Degree days - % warmer than normal                 14.8         11.0           -             -

GAS UTILITY:
  Revenues                                        $ 250.8      $ 242.2       $   8.6           3.6%
  Total margin                                    $ 113.2      $ 106.4       $   6.8           6.4%
  EBITDA                                          $  82.4      $  70.2       $  12.2          17.4%
  Operating income                                $  73.0      $  60.8       $  12.2          20.1%
  System throughput - billions of
     cubic feet ("bcf")                              51.8         49.4           2.4           4.9%
  Degree days - % warmer than normal                 11.6         12.0           -             -

ELECTRIC UTILITY:
  Revenues                                        $  40.2      $  38.3       $   1.9           5.0%
  Total margin                                    $  22.2      $  20.0       $   2.2          11.0%
  EBITDA                                          $  11.8      $   9.7       $   2.1          21.6%
  Operating income                                $   9.8      $   7.8       $   2.0          25.6%
  Sales - millions of kilowatt hours ("gwh")        483.9        478.4           5.5           1.1%

ENERGY SERVICES:
  Revenues                                        $  65.5      $  49.7       $  15.8          31.8%
  Total margin                                    $   3.2      $   2.8       $   0.4          14.3%
  EBITDA                                          $   1.7      $   1.3       $   0.4          30.8%
  Operating income                                $   1.6      $   1.2       $   0.4          33.3%

INTERNATIONAL PROPANE:
  Revenues                                        $  29.3      $   -         $  29.3          N.M.
  Total margin                                    $  12.1      $   -         $  12.1          N.M.
  EBITDA                                          $   1.9      $  (0.3)      $   2.2          N.M.
  Operating loss                                  $  (0.1)     $  (0.3)      $   0.2          N.M.
---------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


AMERIGAS PROPANE. Temperatures based upon heating degree days were 14.8% warmer than normal in the 2000 six-month period and 4.1% warmer than the prior-year period. Retail propane volumes sold decreased 5.0 million gallons as a result of the warmer weather's effect on heating-related sales partially offset by increased non-heating related PPX(R) and motor fuel sales. Wholesale volumes increased 28.3 million gallons (24.6%) as a result of higher wholesale sales associated with product cost management activities.

Total retail propane revenues increased $100.7 million due almost entirely to higher average selling prices resulting from significantly higher propane product costs. Wholesale propane revenues increased $38.9 million reflecting a $28.3 million increase from higher average selling prices and a $10.6 million increase as a result of the higher wholesale volumes sold. Other revenues increased $7.6 million reflecting, in part, higher customer fees and hauling, service and PPX(R) cylinder sales revenue. Cost of sales in the 2000 six-month period increased $140.8 million as a result of the higher propane product costs and higher wholesale volumes sold.

Notwithstanding the overall lower retail volumes in the 2000 six-month period, total margin increased $6.4 million principally as a result of (1) greater volumes sold to higher margin PPX(R) customers and (2) an increase in other margin from customer fees and hauling and service related revenues.

EBITDA declined $1.6 million, notwithstanding the slightly higher total margin, reflecting higher operating and administrative expenses in the 2000 six-month period. Operating and administrative expenses of the Partnership were $181.5 million in the 2000 six-month period compared with $172.3 million in the 1999 six-month period. The increase in operating expenses includes (1) higher vehicle fuel and repairs and maintenance expenses and (2) higher expenses associated with the expansion of PPX(R) and other new business initiatives. Operating income decreased $2.1 million in the 2000 six-month period reflecting the lower EBITDA and slightly higher depreciation and amortization expense.

GAS UTILITY. Weather in Gas Utility's service territory in the 2000 six-month period was 11.6% warmer than normal but comparable to weather during the prior year period. Approximately seventy-five percent of the increase in system throughput reflects increased delivery service volumes to interruptible customers with the remainder representing higher sales to core market customers reflecting an increase in the number of core market customers.

The increase in Gas Utility's revenues during the 2000 six-month period principally resulted from (1) a $6.0 million increase in core market revenues reflecting higher sales and higher average purchased gas costs partially offset by the impact of the elimination of gross receipts tax effective January 1, 2000 and (2) a $4.7 million increase in revenues from interruptible customers. These increases in revenue were partially offset by lower off-system sales and lower firm delivery service revenues. Gas Utility cost of gas was $133.6 million in the 2000 six-month period compared with $126.1 million in the prior-year period. The increase reflects higher average purchased gas cost

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


rates and higher core market sales partially offset by lower costs associated with the previously mentioned decline in off-system sales.

Gas Utility total margin increased $6.8 million reflecting (1) an increase in total interruptible retail and interruptible delivery service margin; (2) increased core market margin; and (3) slightly higher firm delivery service total margin.

Gas Utility EBITDA and operating income each increased $12.2 million during the 2000 six-month period as a result of (1) the higher total margin; (2) a $3.7 million increase in other income; and (3) a slight decrease in net operating expenses. Other income in the 2000 six-month period includes (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest); (2) interest income from purchased gas cost undercollections; and (3) higher income from a construction project and other activities. Gas Utility's net operating expenses declined $1.5 million reflecting higher distribution system, environmental matters, and customer accounts expense more than offset by (1) $2.4 million in income from an insurance settlement and (2) $0.9 million from adjustments to incentive compensation accruals recorded in the three months ended December 31, 1999.

ELECTRIC UTILITY. Electric sales for the 2000 six-month period increased 1.1 percent on weather that was only slightly colder than in the prior year. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from alternate electric power suppliers selling electricity to some of our customers. Cost of sales decreased to $16.4 million in the 2000 six-month period from $16.7 million in the prior year reflecting lower average purchased power costs.

Electric Utility operations total margin increased $2.2 million reflecting the impact of (1) lower power costs and (2) higher sales. EBITDA and operating income also increased reflecting higher total margin and a $1.4 million increase in other income reduced by higher operating expenses, principally higher utility realty taxes.

ENERGY SERVICES. Energy Services' revenues increased $15.8 million (31.8%) during the 2000 six-month period principally as a result of higher average natural gas prices. Total margin increased $0.4 million reflecting higher average unit margins from gas marketing and greater income from power marketing. The higher 2000 six-month period EBITDA and operating income resulted from the greater total margin.

INTERNATIONAL PROPANE. International Propane results for the six months ended March 31, 2000 include the results of FLAGA which was acquired in September 1999. The results of FLAGA during the 2000 six-month period were negatively impacted by warmer than normal weather in Austria and the Czech Republic and higher propane supply costs which resulted in lower than normal unit margins and price-induced conservation.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CORPORATE AND OTHER ENTERPRISES. The decrease in corporate and other EBITDA and operating income during the 2000 six-month period reflects lower interest income on cash investments. Other Enterprises' results in the 2000 six-month period primarily reflects the operating results of Hearth USA(TM). The prior-year results principally include due diligence and start-up expenses associated with Enterprises' domestic and international new business activities.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD

------------------------------------------------------------------------------------------------------
                                                                                        Increase
Twelve Months Ended March 31,                            2000         1999             (Decrease)
------------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                            $ 1,019.7     $ 848.0       $ 171.7        20.2%
  Total margin                                        $   488.1     $ 480.9       $   7.2         1.5%
  EBITDA                                              $   157.2     $ 157.2       $   -            - %
  Operating income                                    $    90.4     $  91.4       $  (1.0)       (1.1)%
  Retail gallons sold (millions)                          778.2       776.5           1.7         0.2%
  Degree days - % warmer than normal                       13.2        11.7           -           -

GAS UTILITY:
  Revenues                                            $   354.2     $ 342.3       $  11.9         3.5%
  Total margin                                        $   167.4     $ 158.7       $   8.7         5.5%
  EBITDA                                              $    99.2     $  84.2       $  15.0        17.8%
  Operating income                                    $    80.2     $  65.6       $  14.6        22.3%
  System throughput - billions of
     cubic feet ("bcf")                                    78.5        75.8           2.7         3.6%
  Degree days - % warmer than normal                       12.4        13.8           -           -

ELECTRIC UTILITY:
  Revenues                                            $    76.9     $  72.7       $   4.2         5.8%
  Total margin                                        $    40.9     $  35.7       $   5.2        14.6%
  EBITDA                                              $    18.8     $  15.2       $   3.6        23.7%
  Operating income                                    $    14.7     $  11.3       $   3.4        30.1%
  Sales - millions of kilowatt hours ("gwh")              905.9       889.9          16.0         1.8%

ENERGY SERVICES:
  Revenues                                            $   106.2     $  90.1       $  16.1        17.9%
  Total margin                                        $     6.5     $   4.7       $   1.8        38.3%
  EBITDA                                              $     3.1     $   2.0       $   1.1        55.0%
  Operating income                                    $     3.0     $   1.8       $   1.2        66.7%

INTERNATIONAL PROPANE:
  Revenues                                            $    29.3     $   -         $  29.3        N.M.
  Total margin                                        $    12.1     $   -         $  12.1        N.M.
  EBITDA                                              $     2.1     $  (1.3)      $   3.4        N.M.
  Operating income (loss)                             $     0.1     $  (1.3)      $   1.4        N.M.
-------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


AMERIGAS PROPANE. Temperatures based upon heating degree days were 13.2% warmer than normal in the 2000 twelve-month period and slightly warmer than in the 1999 twelve-month period. Notwithstanding the warmer weather, retail propane gallons sold were virtually unchanged as weather-related reductions were offset by higher motor fuel and PPX(R) sales. Wholesale volumes of propane sold increased
42.4 million gallons to 218.9 million gallons reflecting an increase in sales associated with propane product cost management activities.

Total retail propane revenues increased $111.8 million due almost entirely to higher average retail propane selling prices. Wholesale propane revenues increased $47.0 million reflecting (1) a $30.9 million increase from higher average prices and (2) a $16.1 million increase as a result of the higher wholesale volumes. The higher average propane selling prices during the 2000 twelve-month period were a result of significantly higher propane product costs. Other revenues increased $13.0 million reflecting higher hauling revenue, higher ancillary sales and service revenue, and greater customer fee revenues. Cost of sales increased $164.5 million as a result of the higher propane product costs.

Total margin increased $7.2 million in the 2000 twelve-month period due to (1) an increase in margin from customer fees and ancillary sales and services and
(2) higher total margin from our expanding PPX(R) cylinder exchange business.

EBITDA and operating income were virtually unchanged from the prior year as the increase in total margin and higher other income was offset by higher operating and administrative expenses. Other income in the 1999 twelve-month period is net of a $4.0 million loss from interest rate protection agreements. Operating expenses of the Partnership were $338.8 million in the 2000 twelve-month period compared with $326.1 million in the prior-year period. The increase in operating and administrative expenses includes higher expenses associated with new business activities and higher vehicle expenses.

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 twelve-month period was 12.4% warmer than normal but 2.1% colder than the prior year. Total system throughput increased as a result of the colder weather and an increase in total customers.

The increase in Gas Utility's revenues during the 2000 twelve-month period resulted from a $5.1 million increase in core market revenues (due primarily to higher core market volumes), greater interruptible delivery service revenues, and slightly higher revenues from off-system sales. Gas Utility cost of sales was $179.4 million in the 2000 twelve-month period compared with $170.5 million in the 1999 twelve-month period reflecting higher average purchased gas cost rates and the higher core market and off-system sales.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas Utility total margin increased $8.7 million reflecting (1) increased margin from interruptible customers from higher volumes transported and higher average margins (2) increased core market margin, and (3) a slight increase in firm delivery service margin.

Gas Utility EBITDA and operating income were higher in the 2000 twelve-month period principally as a result of the greater total margin and a $4.7 million increase in other income. Other income in the 2000 twelve-month period includes
(1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest), (2) greater income from a construction project and other activities, and (3) interest income from purchased gas cost undercollections.

ELECTRIC UTILITY. Total kilowatt-hour sales were higher in the 2000 twelve-month period reflecting greater air-conditioning related sales during the warmer than normal summer of 1999 and an increase in the number of customers. Electric Utility revenues increased $4.2 million as a result of the increased sales and higher transmission revenues associated with alternate suppliers serving customers on our distribution system. Cost of sales decreased $0.9 million, notwithstanding the increase in sales, reflecting (1) lower average purchased power costs and (2) the benefit of a power supply agreement settlement.

Electric Utility's total margin increased $5.2 million as a result of (1) lower average purchased power costs, (2) the power supply agreement settlement, and
(3) the higher 2000 twelve-month period sales. EBITDA and operating income increased $3.6 million and $3.4 million, respectively, reflecting the increase in total margin and higher other income partially offset by greater (1) utility realty taxes, (2) power generation maintenance costs, and (3) customer service and information expenses.

ENERGY SERVICES. Total revenues from Energy Services increased $16.1 million as a result of higher average natural gas prices during the 2000 winter heating season. Total margin increased $1.8 million reflecting higher average margins from gas marketing and greater income from power marketing and other services. EBITDA and operating income increased $1.1 million and $1.2 million, respectively, as a result of the higher total margin offset by slightly higher operating expenses.

INTERNATIONAL PROPANE. Revenues and total margin in the 2000 twelve-month period include the results of FLAGA subsequent to its acquisition on September 21, 1999. EBITDA from International Propane in the 2000 twelve-month period included $1.9 million from FLAGA as well as income associated with the Company's joint venture investments in China and Romania. International Propane EBITDA and operating income in the 2000 twelve-month period was higher than the prior year reflecting lower equity losses from joint ventures and the impact of FLAGA subsequent to September 21, 1999.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CORPORATE AND OTHER ENTERPRISES. The decrease in corporate and other EBITDA and operating income reflects lower interest income on cash investments. Other Enterprises' results in the 2000 twelve-month period primarily reflects start-up costs and operating losses of Hearth USA(TM). Results in the prior twelve-month period reflect due diligence and start-up expenses associated with Enterprises' domestic and international new business activities.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,151.0 million at March 31, 2000 compared with $1,137.3 million at September 30, 1999. The increase in debt principally reflects the issuance of $80 million of Series E First Mortgage Notes by the Operating Partnership offset by decreases in borrowings under UGI Utilities' revolving credit facility and the Operating Partnership's Acquisition and revolving credit facilities.

During the six months ended March 31, 2000, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units and the general partner interests for the quarters ended September 30, 1999 and December 31, 1999. The MQD for the quarter ended March 31, 2000 will be paid on May 18, 2000 to holders of record on May 10, 2000 of all Common and Subordinated units. The ability of the Partnership to pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the Partnership's ability to borrow and refinance debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

The 9,891,072 Subordinated Units of the Partnership which are held by the Company are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash-based performance and distribution requirements are met. The ability of the Partnership to attain the cash-based performance and distribution requirements depends upon a number of factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to significantly warmer than normal weather and the impact of higher propane product costs on working capital, the Partnership did not achieve the cash-based performance requirements in respect of the quarter ended March 31, 2000. Due to the historical "look-back" provisions of the conversion test, the possibility is remote that the Partnership will satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending March 31, 2002.

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


On April 25, 2000, we announced a 3.3% increase in our quarterly dividend to $0.3875 per common share, or $1.55 per share on an annual basis. The dividend is payable July 1, 2000 to shareholders of record on May 31, 2000.

CASH FLOWS

Our consolidated cash and short-term investments totaled $60.4 million at March 31, 2000 compared with $40.5 million at September 30, 1999. These amounts include $42.6 million and $23.3 million, respectively, of cash and short-term investments held by UGI. Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 2000 are not necessarily indicative of the cash flows to be expected for a full year.

OPERATING ACTIVITIES. Cash provided by operating activities during the six months ended March 31, 2000 totaled $74.8 million compared with $93.8 million during the prior-year period. Changes in operating working capital during the 2000 six-month period required $56.4 million of operating cash flow while changes in operating working capital during the prior-year period required $39.4 million of operating cash flow. The higher cash required for working capital in the 2000 six-month period reflects the impact of higher propane product costs on accounts receivable and inventories. Operating cash flow before changes in working capital was $131.2 million in the 2000 six-month period compared to $133.2 million in the 1999 six-month period.

INVESTING ACTIVITIES. Cash used by investing activities during the six months ended March 31, 2000 totaled $33.6 million compared with cash provided by investing activities of $16.4 million in the prior-year period. The prior year includes cash from changes in short-term investments of $60.1 million compared to $10.8 million in the current year. We spent $30.5 million for property, plant and equipment in the 2000 six-month period compared with $32.6 million in the prior year principally reflecting lower Partnership capital expenditures. Cash paid for Partnership acquisitions totaled $14.8 million in the 2000 six-month period compared with $3.0 million in the prior-year six-month period.

FINANCING ACTIVITIES. During the six months ended March 31, 2000 and 1999, we paid cash dividends on Common Stock of $20.4 million and $24.0 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as on the Common and Subordinated units we own). During the 2000 six-month period, the Operating Partnership borrowed $46 million under the Acquisition Facility and subsequently repaid all Acquisition Facility borrowings, totaling $69 million, with proceeds from the issuance of ten-year Series E First Mortgage Notes. These notes bear interest at an effective rate of 8.47%.

During the six months ended March 31, 2000, the Operating Partnership made net repayments of $17 million under its Revolving Credit Facility compared with net repayments of $5 million in the prior-year

                        UGI CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


period. UGI Utilities made net revolving credit agreement repayments of $16.2 million in the 2000 six-month period compared with net borrowings of $4.4 million in the same period last year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are market prices for propane, natural gas and electricity, and changes in interest rates.

In order to manage a portion of our propane market price risk, the Partnership uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. On occasion, the Partnership enters into wholesale product cost management activities to reduce price risk associated with changes in the fair value of a portion of its propane storage inventory. In order to manage market price risk relating to substantially all of UGI Energy Services' firm commitments to sell natural gas, we purchase exchange-traded natural gas futures contracts.

Although Gas Utility is also subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. In addition, Pennsylvania's Natural Gas Choice and Competition Act permits local distribution companies to recover prudently incurred costs of gas sold to customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

The Company's Electric Utility operations include the regulated sale of electricity through its distribution business and the production of electricity through its electric generation business unit. Currently our electric generation operations produces electricity exclusively for our distribution business, generating approximately 50% of the distribution businesses' electricity needs. Electric Utility purchases the remainder of its electric power needs under power supply arrangements of varying length terms with other producers and, to a lesser extent, on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. In accordance with Electric Utility's Restructuring Order, the transmission and distribution components of Electric Utility's rates are "capped" through July 1, 2001. In addition, Electric Utility's generation rate cap is expected to extend through December 31, 2002. Accordingly, Electric Utility does not currently have the ability to pass on increases in its power costs through rate increases to its customers.

We have market risk exposure from changes in interest rates on borrowings primarily from the Operating Partnership's Bank Credit Agreement, UGI Utilities' revolving credit agreements and debt agreements of FLAGA. These agreements have interest rates on borrowings that are indexed to short-term market interest rates. Based upon average borrowings under these agreements

                        UGI CORPORATION AND SUBSIDIARIES
during fiscal 1999, an increase in short-term interest rates of 100 basis points (1%) would have increased annual interest expense by approximately $2.0 million. On occasion we enter into interest rate protection agreements to reduce interest rate risk associated with forecasted issuances of debt.

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

At March 31, 2000, the impact on the fair value of market risk sensitive derivative instruments from an adverse change in (1) the market price of propane of 10 cents a gallon, (2) the market price of natural gas of 50 cents a dekatherm (3) interest rates on ten-year U.S. treasury notes of 100 basis points, and (4) the market price of oil of 10 cents a gallon, would not be materially different from that reported in the Company's 1999 Annual Report.


                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         1. UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania, against more than fifty insurance companies, including Associated Electric & Gas Insurance Services, Limited (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify UGI Utilities for certain environmental costs. The suit seeks to recover more than $11 million in costs incurred by UGI Utilities at various manufactured gas plant sites.

         The parties have agreed to stay the litigation through July 2000 pending the voluntary exchange of documents and settlement negotiations. To date, UGI Utilities has settled with three defendants, including AEGIS.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 29, 2000, the Annual Meeting of Shareholders of UGI was held. The shareholders reelected the eight nominees from the existing Board of Directors to another term, approved two new compensation plans, the UGI Corporation 2000 Stock Incentive Plan and the UGI Corporation 2000 Directors' Stock Option Plan, and ratified the appointment of Arthur Andersen LLP as independent certified public accountants. No other matters were considered at the meeting.

         The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

            Director
            Nominees                      For                     Withheld
            --------                      ---                     --------
         James W. Stratton             19,218,934                 5,410,487
         David I. J. Wang              19,230,112                 5,399,309
         Richard C. Gozon              19,239,027                 5,390,394
         Stephen D. Ban                19,304,524                 5,324,897
         Lon R. Greenberg              19,237,616                 5,391,805
         Marvin O. Schlanger           19,285,601                 5,343,820
         Thomas F. Donovan             19,234,395                 5,395,026
         Anne Pol                      19,282,260                 5,347,161

         The number of votes cast for and against, and the number of abstentions in the approval of the UGI Corporation 2000 Stock Incentive Plan is as follows:
For, 18,512,467; Against, 5,612,484; Abstain, 503,064. There were 1,406 broker non-votes.

         The number of votes cast for and against, and the number of abstentions in the approval of the UGI Corporation 2000 Directors' Stock Option Plan is as follows: For, 17,210,182; Against, 6,852,476; Abstain, 565,359. There were 1,404 broker non-votes.

         The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Arthur Andersen LLP is as follows:
For, 24,337,395; Against, 107,447; Abstain, 144,579. There were no broker non-votes.

                        UGI CORPORATION AND SUBSIDIARIES


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:


                  27       Financial Data Schedule


         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UGI Corporation
                                  ------------------------------------
                                              (Registrant)








Date:  May 12, 2000               By:  A. J. Mendicino
-------------------               ----------------------------------------------
                                  A. J. Mendicino, Vice President - Finance and
                                  Chief Financial Officer

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX





         27       Financial Data Schedule