Form 10-K/A
period 1999-09-30
UGI CORP /PA/
filed 2000-06-28
CIK 884614

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

                       -----------------------------------

   The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1999 to include the financial statements required by Form 11-K with respect to the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth herein:

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

        (3)       LIST OF EXHIBITS:

        The exhibits filed as part of this Report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE


    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
    -----------                         -------                        ----------             ------            -------
        3.1           (Second) Amended and Restated Articles of            UGI          Amendment No. 1 on     3.(3)(a)
                      Incorporation of the Company                                      Form 8 to Form 8-B
                                                                                            (4/10/92)

        3.2           Bylaws of UGI as in effect since October             UGI         Form 10-K (9/30/98)        3.2
                      27, 1998

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

        4.5           First Amendment dated as of September 12,         AmeriGas       Form 10-K (9/30/97)        4.5
                      1997 to Note Agreement dated as of April       Partners, L.P.
                      12, 1995

        4.6           Second Amendment dated as of September 15,        AmeriGas       Form 10-K (9/30/98)        4.6
                      1998 to Note Agreement dated as of April       Partners, L.P.
                      12, 1995

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
    -----------                         -------                        ----------             ------            -------

        4.7           Third Amendment dated as of March 23, 1999        AmeriGas       Form 10-Q (3/31/99)       10.2
                      to Note Agreement dated as of April 12, 1995   Partners, L.P.

        4.8           Note Agreement dated as of March 15, 1999         AmeriGas       Form 10-Q (3/31/99)       10.3
                      among AmeriGas Propane, L.P., AmeriGas         Partners, L.P.
                      Propane, Inc. and certain institutional
                      investors


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
                      64 FERC Paragraph 61,365 (1993)

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
    -----------                         -------                        ----------             ------            -------
        10.4          Amended and Restated Sublease Agreement              UGI          Form 10-K (9/30/94)       10.35
                      dated April 1, 1988 between Southwest Salt
                      Co. and AP Propane, Inc. (the "Southwest
                      Salt Co. Agreement")

        10.5          Letter dated July 8, 1998 pursuant to                UGI          Form 10-K (9/30/99)       10.5
                      Article 1, Section 1.2 of the Southwest
                      Salt Co. Agreement re: option to renew for
                      period of June 1, 2000 to May 31, 2005 and
                      related extension notice

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

       10.9**         UGI Corporation Directors' Equity                    UGI          Form 10-Q (3/31/97)       10.1
                      Compensation Plan

      10.10**         UGI Corporation 1997 Stock Option and                UGI          Form 10-Q (3/31/97)       10.2
                      Dividend Equivalent Plan

      10.11**         UGI Corporation 1992 Directors' Stock Plan           UGI          Form 10-Q (6/30/92)      (10)ff

      10.12**         UGI Corporation Senior Executive Employee            UGI          Form 10-K (9/30/97)       10.12
                      Severance Pay Plan effective January 1, 1997

      10.13**         UGI Corporation 2000 Directors' Stock                UGI          Form 10-K (9/30/99)       10.13
                      Option Plan

      10.14**         UGI Corporation 2000 Stock Incentive Plan            UGI          Form 10-K (9/30/99)       10.14

      10.15**         1997 Stock Purchase Loan Plan                        UGI          Form 10-K (9/30/97)       10.16

      10.16**         UGI Corporation Supplemental Executive               UGI          Form 10-Q (6/30/98)        10
                      Retirement Plan Amended and Restated
                      effective October 1, 1996

      10.17**         Summary of Terms of UGI Corporation 1999             UGI          Form 10-Q (6/30/99)        10
                      Restricted Stock Awards

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

       10.19         First Amendment dated as of September 15,          AmeriGas       Form 10-K (9/30/98)        10.2
                     1998 to Amended and Restated Credit             Partners, L.P.
                     Agreement

       10.20         Second Amendment dated as of March 25, 1999        AmeriGas       Form 10-Q (3/31/99)        10.1
                     to Amended and Restated Credit Agreement        Partners, L.P.

       10.21         Intercreditor and Agency Agreement dated as        AmeriGas       Form 10-Q (3/31/95)        10.2
                     of April 19, 1995 among AmeriGas Propane,       Partners, L.P.
                     Inc., Petrolane Incorporated, AmeriGas
                     Propane, L.P., Bank of America National
                     Trust and Savings Association ("Bank of
                     America") as Agent, Mellon Bank, N.A. as
                     Cash Collateral Sub-Agent, Bank of America
                     as Collateral Agent and certain creditors
                     of AmeriGas Propane, L.P.

       10.22         General Security Agreement dated as of             AmeriGas       Form 10-Q (3/31/95)        10.3
                     April 19, 1995 among AmeriGas Propane,          Partners, L.P.
                     L.P., Bank of America National Trust and
                     Savings Association and Mellon Bank, N.A.

       10.23         Subsidiary Security Agreement dated as of          AmeriGas       Form 10-Q (3/31/95)        10.4
                     April 19, 1995 among AmeriGas Propane,          Partners, L.P.
                     L.P., Bank of America National Trust and
                     Savings Association as Collateral Agent and
                     Mellon Bank, N.A. as Cash Collateral Agent

       10.24         Restricted Subsidiary Guarantee dated as of        AmeriGas       Form 10-Q (3/31/95)        10.5
                     April 19, 1995 by AmeriGas Propane, L.P.        Partners, L.P.
                     for the benefit of Bank of America National
                     Trust and Savings Association, as
                     Collateral Agent

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
    -----------                         -------                        ----------             ------            -------

       10.25         Trademark License Agreement dated April 19,        AmeriGas       Form 10-Q (3/31/95)        10.6
                     1995 among UGI Corporation, AmeriGas, Inc.,     Partners, L.P.
                     AmeriGas Propane, Inc., AmeriGas Partners,
                     L.P. and AmeriGas Propane, L.P.

       10.26         Trademark License Agreement, dated April           AmeriGas       Form 10-Q (3/31/95)        10.7
                     19, 1995 among AmeriGas Propane, Inc.,          Partners, L.P.
                     AmeriGas Partners, L.P. and AmeriGas
                     Propane, L.P.

       10.27         Agreement dated as of May 1, 1996 between          AmeriGas       Form 10-K (9/30/97)        10.2
                     TE Products Pipeline Company, L.P. and          Partners, L.P.
                     AmeriGas Propane, L.P.

       10.28         Pledge Agreement dated September 1999                UGI          Form 10-K (9/30/99)       10.28
                     between Eastfield International Holdings,
                     Inc. and Reiffeisen Zentralbank Osterreich
                     Aktiengesellschaft ("RZB")

       10.29         Pledge Agreement dated September 1999                UGI          Form 10-K (9/30/99)       10.29
                     between EuroGas Holdings, Inc. and RZB

       10.30         Form of Guarantee Agreement dated September          UGI          Form 10-K (9/30/99)       10.30
                     1999 between UGI Corporation and RZB
                     relating to loan amount of EURO 74 million

       10.31         Form of Guarantee Agreement dated September          UGI          Form 10-K (9/30/99)       10.31
                     1999 between UGI Corporation and RZB
                     relating to loan amount of EURO 16 million

       10.32         Form of Guarantee Agreement dated September          UGI          Form 10-K (9/30/99)       10.32
                     1999 between UGI Corporation and RZB
                     relating to loan amount of EURO 15 million

      10.33**        Description of Change of Control                     UGI          Form 10-K (9/30/99)       10.33
                     arrangements for Messrs. Greenberg,
                     Bovaird, Cuzzolina, Hall and Mendicino

      10.34**        Description of Change of Control                     UGI          Form 10-K (9/30/99)       10.34
                     arrangement for Mr. Chaney

       13.1          Pages 13 through 43 of 1999 Annual Report            UGI          Form 10-K (9/30/99)        13.1
                     to Shareholders

                           INCORPORATION BY REFERENCE

    EXHIBIT NO.                         EXHIBIT                        REGISTRANT             FILING            EXHIBIT
    -----------                         -------                        ----------             ------            -------

        21           Subsidiaries of the Registrant                       UGI          Form 10-K (9/30/99)         21


       23.1          Consent of Arthur Andersen LLP re:                   UGI          Form 10-K (9/30/99)        23.1
                     Financial Statements of UGI Corporation

       *23.2         Consent of Arthur Andersen LLP re:
                     Financial Statements and Supplemental
                     Schedule of UGI Utilities, Inc. Savings
                     Plan and AmeriGas Propane, Inc. Savings
                     Plan for the year ended December 31, 1999

        27           Financial Data Schedule                              UGI          Form 10-K (9/30/99)         27

        *99          Financial Statements and Supplemental
                     Schedule of UGI Utilities, Inc. Savings
                     Plan and AmeriGas Propane, Inc. Savings
                     Plan for the year ended December 31, 1999.


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

                                            UGI CORPORATION


Date:  June 28, 2000                        By:      /s/Anthony J. Mendicino
                                                     -----------------------
                                                     Anthony J. Mendicino
                                                     Vice President - Finance
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

23.2 Consent of Arthur Andersen LLP re: Financial Statements and Supplemental Schedule of UGI Utilities, Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 1999


99 Financial Statements and Supplemental Schedule of UGI Utilities, Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 1999