Form 10-Q
period 2000-06-30
UGI CORP /PA/
filed 2000-08-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At July 31, 2000, there were 27,009,719 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGES
                                                                                         -----
PART I  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000,
                  September 30, 1999 and June 30, 1999                                     1

                  Condensed Consolidated Statements of Income for the three,
                  nine and twelve months ended June 30, 2000 and 1999                      2

                  Condensed Consolidated Statements of Cash Flows for the nine
                  and twelve months ended June 30, 2000 and 1999                           3

                  Notes to Condensed Consolidated Financial Statements                   4 - 12

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             13 - 27

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            27 - 28

PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                        29

         Signatures                                                                       30

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                           June 30,    September 30,   June 30,
                                                                             2000          1999          1999
                                                                           --------      --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                              $   91.3      $   40.5      $  152.5
    Short-term investments, at cost which approximates market value             3.9          15.1           5.4
    Accounts receivable (less allowance for doubtful accounts of
        $10.1, $8.0 and $9.0, respectively)                                   145.4         102.9         101.5
    Accrued utility revenues                                                    7.0           6.9           5.8
    Inventories                                                                91.7          87.1          55.3
    Deferred income taxes                                                      15.7          13.7          17.4
    Prepaid expenses and other current assets                                  17.4          24.7          18.6
                                                                           --------      --------      --------
      Total current assets                                                    372.4         290.9         356.5

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $563.8, $514.9 and $502.6, respectively)            1,075.9       1,084.1       1,002.4

Intangible assets (less accumulated amortization of $184.9, $165.9 and
    $159.6, respectively)                                                     677.9         653.1         615.2
Utility regulatory assets                                                      56.6          61.1          59.4
Other assets                                                                   47.2          46.7          45.4
                                                                           --------      --------      --------
      Total assets                                                         $2,230.0      $2,135.9      $2,078.9
                                                                           ========      ========      ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $   95.7      $   26.7      $   23.4
    Operating Partnership bank loans                                           25.0          22.0          20.0
    UGI Utilities bank loans                                                   61.9          87.4          59.6
    Other bank loans                                                            1.9          11.6            --
    Accounts payable                                                          111.3         100.6          67.4
    Other current liabilities                                                 154.4         154.0         144.8
                                                                           --------      --------      --------
      Total current liabilities                                               450.2         402.3         315.2

Long-term debt                                                              1,035.2         989.6         893.7
Deferred income taxes                                                         170.8         174.3         160.0
Other noncurrent liabilities                                                   85.5          90.6          79.9

Commitments and contingencies

Minority interest in AmeriGas Partners                                        200.2         209.9         231.8

UGI Utilities redeemable preferred stock                                       20.0          20.0          20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                             394.6         394.8         394.5
    Retained earnings (accumulated deficit)                                    16.1          (8.2)         13.2
    Accumulated other comprehensive income (loss)                              (0.1)          0.5            --
    Unearned compensation - restricted stock                                   (1.0)         (1.7)         (2.0)
                                                                           --------      --------      --------
                                                                              409.6         385.4         405.7
    Treasury stock, at cost                                                  (141.5)       (136.2)        (27.4)
                                                                           --------      --------      --------
      Total common stockholders' equity                                       268.1         249.2         378.3
                                                                           --------      --------      --------
      Total liabilities and stockholders' equity                           $2,230.0      $2,135.9      $2,078.9
                                                                           ========      ========      ========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)


                                                        Three Months Ended              Nine Months Ended
                                                              June 30,                       June 30,
                                                     -------------------------    ---------------------------
                                                         2000         1999           2000             1999
                                                     -----------   -----------    -----------     -----------
Revenues:
    AmeriGas Propane                                 $     209.7   $     162.0    $     899.6     $     704.7
    UGI Utilities                                           77.6          77.3          368.6           357.8
    International Propane                                    9.2            --           38.5              --
    Energy Services and other                               39.4          20.0          106.2            69.7
                                                     -----------   -----------    -----------     -----------
                                                           335.9         259.3        1,412.9         1,132.2
                                                     -----------   -----------    -----------     -----------
Costs and expenses:
    AmeriGas Propane cost of sales                         119.3          71.0          493.4           304.3
    UGI Utilities - gas, fuel and purchased power           35.9          33.8          185.8           176.6
    International Propane cost of sales                      5.1            --           22.3              --
    Energy Services and other cost of sales                 37.9          18.3          100.9            65.2
    Operating and administrative expenses                  107.4         104.9          346.3           323.3
    Utility taxes other than income taxes                    2.9           4.9           14.3            21.1
    Depreciation and amortization                           23.8          22.6           70.8            66.9
    Other income, net                                       (5.1)         (5.6)         (18.2)          (11.7)
                                                     -----------   -----------    -----------     -----------
                                                           327.2         249.9        1,215.6           945.7
                                                     -----------   -----------    -----------     -----------

Operating income                                             8.7           9.4          197.3           186.5
Merger fee income, net                                        --          21.5             --            19.9
Interest expense                                           (24.3)        (21.0)         (72.1)          (63.1)
Minority interest in AmeriGas Partners                       8.9           7.8          (19.7)          (22.8)
                                                     -----------   -----------    -----------     -----------
Income (loss) before income taxes and
    subsidiary preferred stock dividends                    (6.7)         17.7          105.5           120.5
Income tax (expense) benefit                                 2.4          (5.9)         (49.1)          (52.4)
Dividends on UGI Utilities Series
    Preferred Stock                                         (0.4)         (0.4)          (1.2)           (1.2)
                                                     -----------   -----------    -----------     -----------
Net income (loss)                                    $      (4.7)  $      11.4    $      55.2     $      66.9
                                                     ===========   ===========    ===========     ===========

Earnings (loss) per share:
    Basic                                            $     (0.17)  $      0.36    $      2.02     $      2.06
                                                     ===========   ===========    ===========     ===========
    Diluted                                          $     (0.17)  $      0.36    $      2.02     $      2.06
                                                     ===========   ===========    ===========     ===========

Average common shares outstanding:
    Basic                                                 27.190        31.672         27.270          32.420
                                                     ===========   ===========    ===========     ===========
    Diluted                                               27.190        31.711         27.300          32.474
                                                     ===========   ===========    ===========     ===========

Dividends declared per share                         $    0.3875   $     0.375    $    1.1375     $     1.095
                                                     ===========   ===========    ===========     ===========


                                                          Twelve Months Ended
                                                                June 30,
                                                      ---------------------------
                                                          2000            1999
                                                      -----------     -----------
Revenues:
    AmeriGas Propane                                  $   1,067.4     $     851.8
    UGI Utilities                                           431.4           418.0
    International Propane                                    38.5              --
    Energy Services and other                               127.0            87.4
                                                      -----------     -----------
                                                          1,664.3         1,357.2
                                                      -----------     -----------
Costs and expenses:
    AmeriGas Propane cost of sales                          579.9           368.4
    UGI Utilities - gas, fuel and purchased power           214.4           202.9
    International Propane cost of sales                      22.3              --
    Energy Services and other cost of sales                 120.1            82.2
    Operating and administrative expenses                   452.2           427.8
    Utility taxes other than income taxes                    18.4            25.3
    Depreciation and amortization                            93.6            89.3
    Other income, net                                       (23.3)          (11.5)
                                                      -----------     -----------
                                                          1,477.6         1,184.4
                                                      -----------     -----------

Operating income                                            186.7           172.8
Merger fee income, net                                         --            19.9
Interest expense                                            (93.6)          (83.9)
Minority interest in AmeriGas Partners                       (7.6)           (9.9)
                                                      -----------     -----------
Income (loss) before income taxes and
    subsidiary preferred stock dividends                     85.5            98.9
Income tax (expense) benefit                                (39.9)          (42.2)
Dividends on UGI Utilities Series
    Preferred Stock                                          (1.6)           (1.6)
                                                      -----------     -----------
Net income (loss)                                     $      44.0     $      55.1
                                                      ===========     ===========

Earnings (loss) per share:
    Basic                                             $      1.56     $      1.69
                                                      ===========     ===========
    Diluted                                           $      1.56     $      1.69
                                                      ===========     ===========

Average common shares outstanding:
    Basic                                                  28.188          32.538
                                                      ===========     ===========
    Diluted                                                28.217          32.597
                                                      ===========     ===========

Dividends declared per share                          $    1.5125     $      1.46
                                                      ===========     ===========


See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                   Nine Months Ended           Twelve Months Ended
                                                                         June 30,                   June 30,
                                                                  --------------------        --------------------
                                                                   2000          1999          2000          1999
                                                                  ------        ------        ------        ------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                    $ 55.2        $ 66.9        $ 44.0        $ 55.1
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                               70.8          66.9          93.6          89.3
        Minority interest in AmeriGas Partners                      19.7          22.8           7.6           9.9
        Deferred income taxes, net                                   1.6           0.1           9.2           3.4
        Other, net                                                   5.9           7.0           5.4           6.2
                                                                  ------        ------        ------        ------
                                                                   153.2         163.7         159.8         163.9
        Net change in:
          Accounts receivable and accrued utility revenues         (50.0)        (24.4)        (50.1)         (6.8)
          Inventories and prepaid propane purchases                 (1.2)         23.5         (29.7)         20.6
          Deferred fuel costs                                        7.9           6.9          (4.1)         (3.8)
          Accounts payable                                           8.8         (12.5)         38.7           1.8
          Other current assets and liabilities                      (1.2)        (13.5)          1.1          (1.8)
                                                                  ------        ------        ------        ------
        Net cash provided by operating activities                  117.5         143.7         115.7         173.9
                                                                  ------        ------        ------        ------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                 (50.2)        (51.5)        (68.9)        (74.3)
    Net proceeds from disposals of assets                            4.4           2.6           6.7           5.2
    Acquisitions of businesses, net of cash acquired               (55.9)         (3.2)       (130.3)         (4.4)
    Investments in joint venture partnerships                         --          (4.9)           --          (6.9)
    Short-term investments decrease                                 11.2          76.4           1.5          96.5
    Other, net                                                      (1.0)         (5.4)         (1.0)         (3.5)
                                                                  ------        ------        ------        ------
        Net cash provided by investing activities                  (91.5)         14.0        (192.0)         12.6
                                                                  ------        ------        ------        ------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                      (30.9)        (36.4)        (42.4)        (48.4)
    Distributions on Partnership public Common Units               (29.4)        (29.2)        (39.2)        (39.0)
    Issuance of long-term debt                                     210.2          75.8         308.1          85.8
    Repayment of long-term debt                                    (87.5)        (63.4)        (95.0)        (71.2)
    AmeriGas Propane bank loans increase                             3.0          10.0           5.0           9.0
    UGI Utilities bank loans increase (decrease)                   (25.5)         (8.8)          2.3           8.9
    Other bank loans  decrease                                      (9.3)           --          (9.3)           --
    Issuance of treasury stock                                       3.0           3.4           4.3           4.9
    Repurchases of Common Stock                                     (8.6)        (23.2)       (118.5)        (26.1)
                                                                  ------        ------        ------        ------
        Net cash provided (used) by financing activities            25.0         (71.8)         15.3         (76.1)
                                                                  ------        ------        ------        ------
    FOREIGN CURRENCY EXCHANGE EFFECT ON CASH:                       (0.2)           --          (0.2)           --
                                                                  ------        ------        ------        ------

Cash and cash equivalents increase (decrease)                     $ 50.8        $ 85.9        $(61.2)       $110.4
                                                                  ======        ======        ======        ======
Cash and cash equivalents:
    End of period                                                 $ 91.3        $152.5        $ 91.3        $152.5
    Beginning of period                                             40.5          66.6         152.5          42.1
                                                                  ------        ------        ------        ------
      Increase (decrease)                                         $ 50.8        $ 85.9        $(61.2)       $110.4
                                                                  ======        ======        ======        ======


During the twelve months ended June 30, 2000 and 1999, UGI Utilities, Inc. paid cash dividends to UGI of $36.0 and $29.0, respectively. During the twelve months ended June 30, 2000 and 1999, AmeriGas, Inc. paid cash dividends to UGI of $46.6 and $48.2, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $42.4 and $48.4, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


1.       BASIS OF PRESENTATION

         UGI Corporation ("UGI") is a holding company with three primary subsidiaries. Our natural gas utility and electric utility operations are conducted through a wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric utility generation and distribution operation ("Electric Utility") in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." At June 30, 2000, UGI, through subsidiaries, held an effective 2% general partner interest and a 56.4% limited partner interest in the Operating Partnership. Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia, (2) owns and operates a newly formed retail hearth products business in the Middle Atlantic region of the U.S., and (3) participates in propane joint-venture projects in Romania and China.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission. They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K, as amended, for the year ended September 30, 1999 ("Company's 1999 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         The Company's other comprehensive income (loss) for the three and nine months ended June 30, 2000 as determined under Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was approximately $(0.5) million.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.       SEGMENT INFORMATION (CONTINUED)


Three Months Ended June 30, 2000:

                                                                            AmeriGas          Gas         Electric
                                             Total          Elims.           Propane        Utility       Utility
                                          ----------      ----------       ----------      ----------    ----------
Revenues                                  $    335.9      $     (0.8)      $    209.7      $     59.3    $     18.3
                                          ==========      ==========       ==========      ==========    ==========
Segment profit (loss):
   EBITDA                                 $     32.5      $       --       $     14.0      $     14.3    $      3.8
   Depreciation and amortization               (23.8)             --            (17.0)           (4.9)         (0.9)
                                          ----------      ----------       ----------      ----------    ----------
   Operating income (loss)                       8.7              --             (3.0)            9.4           2.9
   Interest expense                            (24.3)             --            (18.7)           (3.8)         (0.6)
   Minority interest                             8.9              --              8.9              --            --
                                          ----------      ----------       ----------      ----------    ----------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $     (6.7)     $       --       $    (12.8)     $      5.6    $      2.3
                                          ==========      ==========       ==========      ==========    ==========
Segment assets (at period end)            $  2,230.0      $    (14.7)      $  1,286.6      $    615.3    $     96.8
                                          ==========      ==========       ==========      ==========    ==========
Investment in equity  investees           $      5.8      $       --       $       --      $       --    $       --
                                          ==========      ==========       ==========      ==========    ==========

                                            Energy      International       Other          Corp.
                                           Services        Propane        Enterprises     & Other
                                          ----------      ----------      ----------     ----------
Revenues                                  $     38.2      $      9.2      $      1.2     $      0.8
                                          ==========      ==========      ==========     ==========
Segment profit (loss):
   EBITDA                                 $      0.6      $     (0.3)     $     (1.4)    $      1.5
   Depreciation and amortization                (0.1)           (0.7)           (0.1)          (0.1)
                                          ----------      ----------      ----------     ----------
   Operating income (loss)                       0.5            (1.0)           (1.5)           1.4
   Interest expense                               --            (1.1)             --           (0.1)
   Minority interest                              --              --              --             --
                                          ----------      ----------      ----------     ----------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $      0.5      $     (2.1)     $     (1.5)    $      1.3
                                          ==========      ==========      ==========     ==========
Segment assets (at period end)            $     36.0      $    123.9      $      7.6     $     78.5
                                          ==========      ==========      ==========     ==========
Investment in equity  investees           $       --      $      5.8      $       --     $       --
                                          ==========      ==========      ==========     ==========


Three Months Ended June 30, 1999:

                                                                              AmeriGas            Gas             Electric
                                             Total            Elims.          Propane           Utility           Utility
                                          ----------        ----------       ----------        ----------        ----------
Revenues                                  $    259.3        $     (0.8)      $    162.0        $     60.4        $     16.9
                                          ==========        ==========       ==========        ==========        ==========
Segment profit (loss):
   EBITDA                                 $     32.0        $       --       $     14.3        $     11.3        $      5.3
   Depreciation and amortization               (22.6)               --            (16.6)             (4.7)             (1.1)
                                          ----------        ----------       ----------        ----------        ----------
   Operating income (loss)                       9.4                --             (2.3)              6.6               4.2
   Merger fee income, net                       21.5                --               --                --                --
   Interest expense                            (21.0)               --            (16.6)             (3.6)             (0.6)
   Minority interest                             7.8                --              7.8                --                --
                                          ----------        ----------       ----------        ----------        ----------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $     17.7        $       --       $    (11.1)       $      3.0        $      3.6
                                          ==========        ==========       ==========        ==========        ==========
Segment assets (at period end)            $  2,078.9        $    (15.3)      $  1,202.5        $    608.6        $     95.4
                                          ==========        ==========       ==========        ==========        ==========
Investment in equity  investees           $      6.1        $       --       $       --        $       --        $       --
                                          ==========        ==========       ==========        ==========        ==========

                                            Energy       International        Other            Corp.
                                           Services         Propane         Enterprises       & Other
                                          ----------       ----------       ----------        ----------
Revenues                                  $     20.0       $       --       $       --        $      0.8
                                          ==========       ==========       ==========        ==========
Segment profit (loss):
   EBITDA                                 $      0.9       $       --       $     (0.9)       $      1.1
   Depreciation and amortization                  --               --               --              (0.2)
                                          ----------       ----------       ----------        ----------
   Operating income (loss)                       0.9               --             (0.9)              0.9
   Merger fee income, net                         --               --               --              21.5
   Interest expense                               --               --               --              (0.2)
   Minority interest                              --               --               --                --
                                          ----------       ----------       ----------        ----------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $      0.9       $       --       $     (0.9)             22.2
                                          ==========       ==========       ==========        ==========
Segment assets (at period end)            $     15.5       $      6.2       $      1.3        $    164.7
                                          ==========       ==========       ==========        ==========
Investment in equity  investees           $       --       $      6.1       $       --        $       --
                                          ==========       ==========       ==========        ==========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.       SEGMENT INFORMATION (CONTINUED)


Nine Months Ended June 30, 2000:


                                                                         AmeriGas          Gas           Electric
                                            Total          Elims.        Propane         Utility         Utility
                                          --------        --------       --------        --------        --------
Revenues                                  $1,412.9        $   (2.3)      $  899.6        $  310.1        $   58.5
                                          ========        ========       ========        ========        ========
Segment profit (loss):
   EBITDA                                 $  268.1        $     --       $  152.2        $   96.7        $   15.6
   Depreciation and amortization             (70.8)             --          (50.3)          (14.3)           (2.9)
                                          --------        --------       --------        --------        --------
   Operating income (loss)                   197.3              --          101.9            82.4            12.7
   Interest expense                          (72.1)             --          (54.7)          (12.1)           (1.7)
   Minority interest                         (19.7)             --          (19.7)             --              --
                                          --------        --------       --------        --------        --------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $  105.5        $     --       $   27.5        $   70.3        $   11.0
                                          ========        ========       ========        ========        ========

Segment assets (at period end)            $2,230.0        $  (14.7)      $1,286.6        $  615.3        $   96.8
                                          ========        ========       ========        ========        ========

Investment in equity  investees           $    5.8        $     --       $     --        $     --        $     --
                                          ========        ========       ========        ========        ========


                                           Energy       International      Other           Corp.
                                          Services         Propane       Enterprises      & Other
                                          --------        --------        --------        --------
Revenues                                  $  103.8        $   38.5        $    2.4        $    2.3
                                          ========        ========        ========        ========
Segment profit (loss):
   EBITDA                                 $    2.3        $    1.6        $   (4.1)       $    3.8
   Depreciation and amortization              (0.2)           (2.7)           (0.2)           (0.2)
                                          --------        --------        --------        --------
   Operating income (loss)                     2.1            (1.1)           (4.3)            3.6
   Interest expense                             --            (3.2)             --            (0.4)
   Minority interest                            --              --              --              --
                                          --------        --------        --------        --------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $    2.1        $   (4.3)       $   (4.3)       $    3.2
                                          ========        ========        ========        ========
Segment assets (at period end)            $   36.0        $  123.9        $    7.6        $   78.5
                                          ========        ========        ========        ========
Investment in equity  investees           $     --        $    5.8        $     --        $     --
                                          ========        ========        ========        ========


Nine Months Ended June 30, 1999:


                                                                           AmeriGas            Gas           Electric
                                            Total            Elims.         Propane          Utility          Utility
                                          ---------        ---------       ---------        ---------        ---------
Revenues                                  $ 1,132.2        $    (1.6)      $   704.7        $   302.6        $    55.2
                                          =========        =========       =========        =========        =========
Segment profit (loss):
   EBITDA                                 $   253.4        $      --       $   154.1        $    81.6        $    15.0
   Depreciation and amortization              (66.9)              --           (49.4)           (14.2)            (3.0)
                                          ---------        ---------       ---------        ---------        ---------
   Operating income (loss)                    186.5               --           104.7             67.4             12.0
   Merger fee income, net                      19.9               --              --               --               --
   Interest expense                           (63.1)              --           (49.6)           (11.1)            (1.9)
   Minority interest                          (22.8)              --           (22.8)              --               --
                                          ---------        ---------       ---------        ---------        ---------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $   120.5        $      --       $    32.3        $    56.3        $    10.1
                                          =========        =========       =========        =========        =========
Segment assets (at period end)            $ 2,078.9        $   (15.3)      $ 1,202.5        $   608.6        $    95.4
                                          =========        =========       =========        =========        =========
Investment in equity  investees           $     6.1        $      --       $      --        $      --        $      --
                                          =========        =========       =========        =========        =========

                                            Energy      International       Other            Corp.
                                           Services        Propane        Enterprises       & Other
                                          ---------       ---------        ---------       ---------
Revenues                                  $    69.7       $      --        $      --       $     1.6
                                          =========       =========        =========       =========
Segment profit (loss):
   EBITDA                                 $     2.1       $    (0.3)       $    (3.6)      $     4.5
   Depreciation and amortization                 --              --               --            (0.3)
                                          ---------       ---------        ---------       ---------
   Operating income (loss)                      2.1            (0.3)            (3.6)            4.2
   Merger fee income, net                        --              --               --            19.9
   Interest expense                              --              --               --            (0.5)
   Minority interest                             --              --               --              --
                                          ---------       ---------        ---------       ---------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $     2.1       $    (0.3)       $    (3.6)      $    23.6
                                          =========       =========        =========       =========
Segment assets (at period end)            $    15.5       $     6.2        $     1.3       $   164.7
                                          =========       =========        =========       =========
Investment in equity  investees           $      --       $     6.1        $      --       $      --
                                          =========       =========        =========       =========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.       SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended June 30, 2000:


                                                                         AmeriGas          Gas           Electric
                                           Total            Elims.       Propane         Utility         Utility
                                          --------        --------       --------        --------        --------
Revenues                                  $1,664.3        $   (3.0)      $1,067.4        $  353.1        $   78.3
                                          ========        ========       ========        ========        ========
Segment profit (loss):
   EBITDA                                 $  280.3        $     --       $  156.9        $  102.1        $   17.3
   Depreciation and amortization             (93.6)             --          (67.2)          (19.1)           (3.9)
                                          --------        --------       --------        --------        --------
   Operating income (loss)                   186.7              --           89.7            83.0            13.4
   Interest expense                          (93.6)             --          (71.6)          (16.2)           (2.1)
   Minority interest                          (7.6)             --           (7.6)             --              --
                                          --------        --------       --------        --------        --------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $   85.5        $     --       $   10.5        $   66.8        $   11.3
                                          ========        ========       ========        ========        ========
Segment assets (at period end)            $2,230.0        $  (14.7)      $1,286.6        $  615.3        $   96.8
                                          ========        ========       ========        ========        ========
Investment in equity  investees           $    5.8        $     --       $     --        $     --        $     --
                                          ========        ========       ========        ========        ========

                                           Energy      International       Other           Corp.
                                          Services        Propane       Enterprises       & Other
                                          --------        --------        --------        --------
Revenues                                  $  124.5        $   38.5        $    2.5        $    3.0
                                          ========        ========        ========        ========
Segment profit (loss):
   EBITDA                                 $    2.9        $    1.8        $   (6.2)       $    5.5
   Depreciation and amortization              (0.3)           (2.7)           (0.2)           (0.2)
                                          --------        --------        --------        --------
   Operating income (loss)                     2.6            (0.9)           (6.4)            5.3
   Interest expense                             --            (3.2)             --            (0.5)
   Minority interest                            --              --              --              --
                                          --------        --------        --------        --------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $    2.6        $   (4.1)       $   (6.4)       $    4.8
                                          ========        ========        ========        ========
Segment assets (at period end)            $   36.0        $  123.9        $    7.6        $   78.5
                                          ========        ========        ========        ========
Investment in equity  investees           $     --        $    5.8        $     --        $     --
                                          ========        ========        ========        ========


Twelve Months Ended June 30, 1999:


                                                                              AmeriGas            Gas             Electric
                                             Total             Elims.         Propane           Utility           Utility
                                          ----------        ----------       ----------        ----------        ----------
Revenues                                  $  1,357.2        $     (2.1)      $    851.8        $    344.9        $     73.1
                                          ==========        ==========       ==========        ==========        ==========
Segment profit (loss):
   EBITDA                                 $    262.1        $       --       $    156.0        $     84.9        $     17.7
   Depreciation and amortization               (89.3)               --            (66.1)            (18.8)             (4.0)
                                          ----------        ----------       ----------        ----------        ----------
   Operating income (loss)                     172.8                --             89.9              66.1              13.7
   Merger fee income, net                       19.9                --               --                --                --
   Interest expense                            (83.9)               --            (65.6)            (15.1)             (2.5)
   Minority interest                            (9.9)               --             (9.9)               --                --
                                          ----------        ----------       ----------        ----------        ----------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $     98.9        $       --       $     14.4        $     51.0        $     11.2
                                          ==========        ==========       ==========        ==========        ==========
Segment assets (at period end)            $  2,078.9        $    (15.3)      $  1,202.5        $    608.6        $     95.4
                                          ==========        ==========       ==========        ==========        ==========
Investment in equity  investees           $      6.1        $       --       $       --        $       --        $       --
                                          ==========        ==========       ==========        ==========        ==========

                                            Energy         International        Other             Corp.
                                           Services           Propane        Enterprises         & Other
                                          ----------        ----------        ----------       ----------
Revenues                                  $     87.4        $       --        $       --       $      2.1
                                          ==========        ==========        ==========       ==========
Segment profit (loss):
   EBITDA                                 $      2.3        $     (0.8)        $    (4.6)      $      6.6
   Depreciation and amortization                (0.1)               --                --             (0.3)
                                          ----------        ----------        ----------       ----------
   Operating income (loss)                       2.2              (0.8)             (4.6)             6.3
   Merger fee income, net                         --                --                --             19.9
   Interest expense                               --                --                --             (0.7)
   Minority interest                              --                --                --               --
                                          ----------        ----------        ----------       ----------
   Income (loss) before income
     taxes and subsidiary preferred
     stock dividends                      $      2.2        $     (0.8)       $     (4.6)      $     25.5
                                          ==========        ==========        ==========       ==========
Segment assets (at period end)            $     15.5        $      6.2        $      1.3       $    164.7
                                          ==========        ==========        ==========       ==========
Investment in equity  investees           $       --        $      6.1        $       --       $       --
                                          ==========        ==========        ==========       ==========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane Incorporated ("Petrolane"), a predecessor company of the Partnership, relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $35 million. The leases expire through 2010, and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. To date, Texas Eastern has directly satisfied defaulted lease obligations without the Partnership's having to honor its guarantee.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


4.       PRO FORMA FINANCIAL INFORMATION

         On September 21, 1999, Enterprises, through subsidiaries, acquired all of the outstanding stock of FLAGA Beteiligungs Aktiengesellschaft ("FLAGA") for net cash consideration of $73.7 million and the assumption of approximately $18 million of debt. The purchase price has been allocated to the net assets acquired based upon their estimated fair values. Unaudited pro forma revenues, net income (loss) and diluted earnings (loss) per share of the Company for the three and nine months ended June 30, 1999 as if the acquisition of FLAGA had occurred as of October 1, 1998 are $271.9 million, $9.8 million, and $0.31; and $1,171.9 million, $65.5 million and $2.02, respectively. The pro forma results of operations give effect to FLAGA's historical operating results in accordance with U.S. generally accepted accounting principles and adjustments for interest expense, goodwill amortization and depreciation expense, and income taxes, but do not adjust for normal weather conditions and anticipated operating efficiencies. In management's opinion, the unaudited pro forma results are not indicative of the actual results that would have occurred had the acquisition of FLAGA occurred as of October 1, 1998, or of future operating results under the ownership and management of the Company.

         During the nine months ended June 30, 2000, the Partnership acquired several retail propane distribution businesses for net cash consideration of $55.9 million. These acquisitions have been accounted for by the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to the assets and liabilities based upon their estimated fair values with the balance of the purchase price recorded as goodwill. Results of those acquired businesses are included in the consolidated results from the date of their acquisition. On a pro forma basis, these acquired businesses would not have had a material impact on the Company's results of operations for the periods presented.

5.       NATURAL GAS COMPETITION ACT

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC"). The Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas commencing January 1, 2000.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         Generally, LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. LDCs are generally precluded from increasing rates for the recovery of costs, other than gas costs, until January 1, 2001. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's interstate pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs. After July 1, 2002, a natural gas supplier may petition the PUC to avoid such contract release or assignment. The PUC, however, may only grant the petition if certain findings are made and the LDC fully recovers the cost of contracts.

         On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") in Gas Utility's restructuring plan approving such plan substantially as filed. The Company does not believe the Gas Competition Act and the Gas Restructuring Order will have a material adverse impact on its financial condition or results of operations.

                        UGI CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS



         The following analyses compare our results of operations for (1) the three months ended June 30, 2000 ("2000 three-month period") with the three months ended June 30, 1999 ("1999 three-month period"); (2) the nine months ended June 30, 2000 ("2000 nine-month period") with the nine months ended June 30, 1999 ("1999 nine-month period"); and (3) the twelve months ended June 30, 2000 ("2000 twelve-month period") with the twelve months ended June 30, 1999 ("1999 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES


2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD
-------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                                                  Increase
Three Months Ended June 30,                        2000         1999             (Decrease)
-------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                        $209.7       $162.0       $ 47.7        29.4%
  Total margin                                    $ 90.3       $ 91.0       $ (0.7)       (0.8)%
  EBITDA (c)                                      $ 14.0       $ 14.3       $ (0.3)       (2.1)%
  Operating loss                                  $ (3.0)      $ (2.3)      $  0.7        30.4%
  Retail gallons sold (millions)                   135.4        140.5         (5.1)       (3.6)%
  Degree days - % warmer than normal (a)             9.0          3.8           --          --

GAS UTILITY:
  Revenues                                        $ 59.3       $ 60.4       $ (1.1)       (1.8)%
  Total margin (b)                                $ 31.7       $ 30.0       $  1.7         5.7%
  EBITDA (c)                                      $ 14.3       $ 11.3       $  3.0        26.5%
  Operating income                                $  9.4       $  6.6       $  2.8        42.4%
  System throughput - billions of
     cubic feet ("bcf")                             15.4         14.7          0.7         4.8%
  Degree days - % warmer than normal                 7.4         15.5           --          --

ELECTRIC UTILITY:
  Revenues                                        $ 18.3       $ 16.9       $  1.4         8.3%
  Total margin (b)                                $  9.2       $ 10.8       $ (1.6)      (14.8)%
  EBITDA (c)                                      $  3.8       $  5.3       $ (1.5)      (28.3)%
  Operating income                                $  2.9       $  4.2       $ (1.3)      (30.1)%
  Sales - millions of kilowatt hours ("gwh")       205.5        198.2          7.3         3.7%

ENERGY SERVICES:
  Revenues                                        $ 38.2       $ 20.0       $ 18.2        91.0%
  Total margin                                    $  1.4       $  1.7       $ (0.3)      (17.6)%
  EBITDA (c)                                      $  0.6       $  0.9       $ (0.3)      (33.3)%
  Operating income                                $  0.5       $  0.9       $ (0.4)      (44.4)%

INTERNATIONAL PROPANE:
  Revenues                                        $  9.2       $   --       $  9.2        N.M.
  Total margin                                    $  4.0       $   --       $  4.0        N.M.
  EBITDA (c) (d)                                  $ (0.3)      $   --       $ (0.3)       N.M.
  Operating income (loss) (d)                     $ (1.0)      $   --       $ (1.0)       N.M.

                        UGI CORPORATION AND SUBSIDIARIES


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

AMERIGAS PROPANE. Weather during the 2000 three-month period was 9.0% warmer than normal and 5.4% warmer than last year. Temperatures in the Partnership's mountain and western regions, which typically comprise a substantial portion of heating-related volume in the spring season, were significantly warmer than normal. The warmer temperatures and price-induced deferrals of purchases by customers resulted in a 5.1 million gallon decrease in retail volumes sold. Wholesale volumes of propane sold increased 26.3 million gallons reflecting higher sales associated with product cost management activities.

Total revenues from retail propane sales increased $27.1 million during the 2000 three-month period reflecting a $31.8 million increase as a result of higher average selling prices partially offset by the impact of the lower retail gallons sold. Wholesale propane revenues increased $20.3 million due about equally to the higher volumes sold and higher average selling prices. The increase in retail and wholesale selling prices resulted from higher propane product costs. Cost of sales in the 2000 three-month period increased $48.3 million as a result of the higher propane product costs and the increase in wholesale volumes.

Total margin for the 2000 three-month period was $0.7 million (0.8%) lower than the prior-year period as the impact of lower retail volumes sold to residential and commercial customers was offset by slightly higher average unit margins and greater total margin from PPX Prefilled Propane Xchange(R) ("PPX (R)").

                        UGI CORPORATION AND SUBSIDIARIES


EBITDA for the 2000 three-month period was $0.3 million (2.1%) lower than the prior-year period as the slightly lower total margin was offset by slightly lower total operating expenses. Operating expenses of the Partnership were $77.9 million in the 2000 three-month period compared to $78.3 million in the prior-year period. Operating expenses in the 2000 three-month period are net of $3.3 million of income from adjustments to employee compensation and benefit accruals recorded earlier in the fiscal year. Excluding the impact of these adjustments, operating expenses were higher reflecting expenses associated with recent business acquisitions, higher vehicle fuel expenses, and expenses associated with new business initiatives, primarily PPX(R). Operating income declined $0.7 million reflecting higher depreciation and amortization expense.

GAS UTILITY. Weather in Gas utility's service territory during the 2000 three-month period was 7.4% warmer than normal but 9.6% colder than the prior-year period. The increase in total system throughput principally resulted from higher interruptible delivery service volumes and to a lesser extent higher core market sales resulting from an increase in the number of customers and the colder spring weather.

Gas Utility revenues declined $1.1 million in the 2000 three-month period as the impact on revenues from the greater interruptible delivery service volumes and higher core market sales was more than offset by (1) a $3.6 million decrease in off-system sales revenue and (2) the elimination of gross receipts tax ("GRT") revenue effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of sales was $27.5 million in the 2000 three-month period, a decrease of $0.8 million, principally reflecting the lower off-system sales. Gas Utility total margin increased $1.7 million reflecting (1) increased margin from interruptible customers as a result of the higher interruptible throughput and a greater spread between oil and natural gas prices and (2) increased core market margin.

Gas Utility EBITDA and operating income increased $3.0 million and $2.8 million, respectively, during the 2000 three-month period. The increase reflects (1) the previously mentioned $1.7 million increase in total margin and (2) a decrease in operating and administrative expenses. Operating and administrative expenses, excluding depreciation and amortization, declined $1.3 million in the 2000 three-month period principally reflecting a decrease in distribution system maintenance expenses.

ELECTRIC UTILITY. Electric Utility sales during the 2000 three-month period increased slightly from the prior year. Revenues increased as a result of the higher sales as well as higher transmission revenues from alternate electric power suppliers. Electric Utility cost of sales was $8.3 million in the 2000 three-month period, an increase of $2.8 million from the prior-year period. Electric Utility cost of sales in the current-year period includes costs associated with the higher sales and transmission revenues. Cost of sales in the prior-year period includes a benefit of $1.5 million from a power supply agreement settlement.

                        UGI CORPORATION AND SUBSIDIARIES


Electric Utility's total margin decreased $1.6 million because the prior year included the beneficial impact of the previously mentioned power supply agreement settlement on 1999 three-month period results. The decline in EBITDA and operating income in the 2000 three-month period principally reflects the decrease in total margin.

ENERGY SERVICES. Total revenues from Energy Services increased $18.2 million in the 2000 three-month period primarily as a result of significantly higher natural gas prices and, to a much lesser extent, higher volumes sold including additional sales resulting from acquisition activity during the period. Notwithstanding the slightly higher sales, total margin was slightly lower due to lower average unit margins. The lower EBITDA and operating income reflect the decrease in total margin.

INTERNATIONAL PROPANE. Variances in international propane revenue, total margin, EBITDA and operating income (loss) are mainly due to the Company's European propane distribution operation, FLAGA, acquired in September 1999. Weather in Austria and the Czech Republic was nearly 50% warmer than normal during the 2000 three-month period. The warmer weather and customer conservation resulting from higher propane product costs adversely impacted volumes sold. Additionally, the higher propane costs negatively impacted FLAGA's unit margin.

CORPORATE AND OTHER ENTERPRISES. Corporate and other EBITDA and operating income in the 2000 three-month period were higher reflecting income from the sale of UTI Energy Corporation common stock. Other Enterprises' results in the 2000 three-month period reflects the operating results of the Company's retail hearth, grill and spa superstore business, Hearth USA(TM), while results in the prior-year period reflect pre-operating expenses associated with this business.

                        UGI CORPORATION AND SUBSIDIARIES


2000 NINE-MONTH PERIOD COMPARED WITH 1999 NINE-MONTH PERIOD
-----------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                                                  Increase
Nine Months Ended June 30,                         2000         1999             (Decrease)
-------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                        $899.6       $704.7       $194.9         27.7%
  Total margin                                    $406.2       $400.4       $  5.8          1.4%
  EBITDA                                          $152.2       $154.1       $ (1.9)        (1.2)%
  Operating income                                $101.9       $104.7       $ (2.8)        (2.7)%
  Retail gallons sold (millions)                   635.9        646.0        (10.1)        (1.6)%
  Degree days - % warmer than normal                14.1          9.6           --           --

GAS UTILITY:
  Revenues                                        $310.1       $302.6       $  7.5          2.5%
  Total margin                                    $145.0       $136.3       $  8.7          6.4%
  EBITDA                                          $ 96.7       $ 81.6       $ 15.1         18.5%
  Operating income                                $ 82.4       $ 67.4       $ 15.0         22.3%
  System throughput - billions of
     cubic feet ("bcf")                             67.2         64.1          3.1          4.8%
  Degree days - % warmer than normal                11.1         12.4           --           --

ELECTRIC UTILITY:
  Revenues                                        $ 58.5       $ 55.2       $  3.3          6.0%
  Total margin                                    $ 31.3       $ 30.7       $  0.6          2.0%
  EBITDA                                          $ 15.6       $ 15.0       $  0.6          4.0%
  Operating income                                $ 12.7       $ 12.0       $  0.7          5.8%
  Sales - millions of kilowatt hours ("gwh")       689.5        676.6         12.9          1.9%

ENERGY SERVICES:
  Revenues                                        $103.8       $ 69.7       $ 34.1         48.9%
  Total margin                                    $  4.6       $  4.5       $  0.1          2.2%
  EBITDA                                          $  2.3       $  2.1       $  0.2          9.5%
  Operating income                                $  2.1       $  2.1       $   --           --

INTERNATIONAL PROPANE:
  Revenues                                        $ 38.5       $   --       $ 38.5         N.M.
  Total margin                                    $ 16.1       $   --       $ 16.1         N.M.
  EBITDA                                          $  1.6       $ (0.3)      $  1.9         N.M.
  Operating loss                                  $ (1.1)      $ (0.3)      $  0.8         N.M.

                        UGI CORPORATION AND SUBSIDIARIES


AMERIGAS PROPANE. Temperatures based upon heating degree days were 14.1% warmer than normal in the 2000 nine-month period and 4% warmer than the prior-year period. Retail propane volumes sold declined 10.1 million gallons as a result of the warmer weather's effect on heating-related sales partially offset by increased non-heating related PPX(R) and motor fuel sales. Wholesale volumes increased 54.7 million gallons as a result of higher wholesale sales associated with product cost management activities.

Total retail propane revenues increased $127.8 million reflecting a $136.9 million increase from higher average selling prices partially offset by a $9.1 million decrease from the lower retail volumes sold. Wholesale propane revenues increased $59.0 million reflecting a $38.2 million increase from higher wholesale prices and $20.8 million from the higher wholesale volumes sold. As previously mentioned, the higher propane selling prices reflect significantly higher propane product costs during the 2000 nine-month period. Other revenues increased $8.1 million reflecting, in part, higher customer fees and hauling, tank rent and PPX(R) cylinder sales revenue. Cost of sales in the 2000 nine-month period increased $189.2 million as a result of the higher propane product costs and the greater wholesale volumes sold.

Notwithstanding the lower retail volumes in the 2000 nine-month period, total margin increased $5.8 million principally as a result of (1) greater volumes sold to higher margin PPX(R) customers, (2) slightly higher average unit margins, and (3) an increase in margin from customer fees, tank rent and ancillary sales and services.

EBITDA declined $1.9 million, notwithstanding the slightly higher total margin, reflecting higher operating and administrative expenses in the 2000 nine-month period. Operating and administrative expenses of the Partnership were $259.4 million in the 2000 nine-month period compared to $250.6 million in the prior-year period. The increase in operating expenses includes (1) higher vehicle fuel costs and (2) higher expenses associated with the expansion of PPX(R) and other new business and acquisition activities. Operating income decreased $2.8 million in the 2000 nine-month period reflecting the decline in EBITDA and slightly higher charges for depreciation and amortization.

GAS UTILITY. Weather in Gas Utility's service territory in the 2000 nine-month period was 11.1% warmer than normal compared to weather that was 12.4% warmer than normal during the prior year period. More than eighty percent of the increase in system throughput during the 2000 nine-month period resulted from increased delivery service volumes to interruptible customers with the remainder representing higher sales to core market customers.

                        UGI CORPORATION AND SUBSIDIARIES


The increase in Gas Utility's revenues during the 2000 nine-month period principally resulted from (1) a $7.4 million increase in core market revenues, reflecting higher sales and higher average purchased gas cost ("PGC") rates partially offset by the impact of the elimination of GRT effective January 1, 2000, and (2) a $6.5 million increase in revenues from interruptible customers. These increases in revenue were partially offset by lower off-system sales revenues and lower firm delivery service revenues. Gas Utility cost of gas was $161.1 million in the 2000 nine-month period compared with $154.4 million in the prior-year period. The increase reflects higher average PGC rates and higher core market sales partially offset by lower costs associated with the previously mentioned decline in off-system sales.

Gas Utility total margin increased $8.7 million reflecting (1) a $4.4 million increase in total interruptible retail and interruptible delivery service margin; (2) a $3.2 million increase in core market margin; and (3) slightly higher firm delivery service total margin.

Gas Utility EBITDA and operating income increased $15.1 million and $15.0 million, respectively, during the 2000 nine-month period as a result of (1) the higher total margin; (2) a $3.7 million increase in other income; and (3) a decrease in net operating expenses. Other income in the 2000 nine-month period includes (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest); (2) interest income from purchased gas cost undercollections; and (3) higher income from a construction project and other activities. Gas Utility's net operating expenses declined $2.8 million reflecting higher costs associated with environmental matters and customer accounts more than offset by (1) $2.4 million in income from an insurance settlement and (2) $0.9 million from adjustments to incentive compensation accruals recorded in the three months ended December 31, 1999.

ELECTRIC UTILITY. Electric sales for the 2000 nine-month period increased 1.9% on weather that was slightly colder than in the prior year. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from alternate electric power suppliers selling electricity to some of our customers. Cost of sales increased to $24.7 million in the 2000 nine-month period from $22.2 million in the prior year reflecting the higher sales and higher costs associated with the greater transmission revenues.

Electric Utility operations total margin increased $0.6 million principally reflecting the impact of the higher sales. EBITDA and operating income also increased reflecting higher total margin and a $2.0 million increase in other income. These increases were partially offset by higher utility realty taxes and greater power production maintenance expenses.

ENERGY SERVICES. Revenues increased $34.0 million during the 2000 nine-month period primarily as a result of higher natural gas prices. Total margin, EBITDA and operating income were approximately equal to the prior-year period, despite slightly higher volumes sold, due to lower average unit margins.

                        UGI CORPORATION AND SUBSIDIARIES


INTERNATIONAL PROPANE. International Propane results for the nine months ended June 30, 2000 include FLAGA, acquired September 1999. The results of FLAGA during the 2000 nine-month period were adversely affected by warmer than normal weather and higher propane supply costs resulting in lower than normal unit margins and price-induced conservation.

CORPORATE AND OTHER ENTERPRISES. The decrease in corporate and other EBITDA and operating income reflects lower interest income on cash investments. Other Enterprise' results in the 2000 nine-month period primarily reflects the operating results of Hearth USA(TM). The prior-year nine-month period includes due diligence expenses associated with Enterprises' domestic and international new business activities as well as start-up expenses associated with Hearth USA(TM).

                        UGI CORPORATION AND SUBSIDIARIES


2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD
---------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
                                                                                    Increase
Twelve Months Ended June 30,                        2000           1999            (Decrease)
-----------------------------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                                        $1,067.4       $  851.8     $  215.6      25.3%
  Total margin                                    $  487.5       $  483.4     $    4.1       0.8%
  EBITDA                                          $  156.9       $  156.0     $    0.9       0.6%
  Operating income                                $   89.7       $   89.9     $   (0.2)     (0.2)%
  Retail gallons sold (millions)                     773.1          781.1         (8.0)     (1.0)%
  Degree days - % warmer than normal                  13.8           11.2           --        --

GAS UTILITY:
  Revenues                                        $  353.1       $  344.9     $    8.2       2.4%
  Total margin                                    $  169.2       $  159.8     $    9.4       5.9%
  EBITDA                                          $  102.1       $   84.9     $   17.2      20.3%
  Operating income                                $   83.0       $   66.1     $   16.9      25.6%
  System throughput - billions of
     cubic feet ("bcf")                               79.3           76.0          3.3       4.3%
  Degree days - % warmer than normal                  11.6           12.9           --        --

ELECTRIC UTILITY:
  Revenues                                        $   78.3       $   73.1     $    5.2       7.1%
  Total margin                                    $   39.3       $   39.0     $    0.3       0.8%
  EBITDA                                          $   17.3       $   17.7     $   (0.4)     (2.3)%
  Operating income                                $   13.4       $   13.7     $   (0.3)     (2.2)%
  Sales - millions of kilowatt hours ("gwh")         913.3          890.4         22.9       2.6%

ENERGY SERVICES:
  Revenues                                        $  124.5       $   87.4     $   37.1      42.4%
  Total margin                                    $    6.1       $    5.2     $    0.9      17.3%
  EBITDA                                          $    2.9       $    2.3     $    0.6      26.1%
  Operating income                                $    2.6       $    2.2     $    0.4      18.2%

INTERNATIONAL PROPANE:
  Revenues                                        $   38.5       $     --     $   38.5      N.M.
  Total margin                                    $   16.1       $     --     $   16.1      N.M.
  EBITDA                                          $    1.8       $   (0.8)    $    2.6      N.M.
  Operating loss                                  $   (0.9)      $   (0.8)    $    0.1      N.M.

                        UGI CORPORATION AND SUBSIDIARIES


AMERIGAS PROPANE. Temperatures based upon heating degree days were 13.8% warmer than normal in the 2000 twelve-month period and 2.6% warmer than the 1999 twelve-month period. Retail propane gallons sold were 8.0 million gallons lower as reductions in heating-related sales were partially offset by higher motor fuel and PPX(R) sales. Wholesale volumes of propane sold increased 65.8 million gallons to 245.3 million gallons reflecting an increase in sales associated with propane product cost management activities.

Total retail propane revenues increased $137.3 million due to higher average retail propane selling prices. Wholesale propane revenue increased $66.8 million reflecting (1) a $41.9 million increase as a result of higher prices and (2) a $24.9 million increase as a result of higher wholesale volumes. Other revenues increased $11.7 million reflecting higher customer fees and higher hauling, tank rent, and ancillary sales and service revenue. Cost of sales increased $211.6 million as a result of higher propane product costs.

Total margin increased $4.1 million in the 2000 twelve-month period due to (1) higher total margin from our expanding PPX(R) cylinder exchange business, (2) slightly higher average unit margins, and (3) an increase in margin from customer fees, tank rent and ancillary sales and services.

EBITDA was $0.9 million higher in the 2000 twelve-month period as the increase in total margin and a $6.1 million increase in other income was partially offset by higher operating and administrative expenses. Other income in the 1999 twelve-month period is net of a $4.0 million loss from interest rate protection agreements. Other income in the 2000 twelve-month period includes, among other things, higher gains from asset sales and greater finance charge income. Operating expenses of the Partnership were $338.4 million in the 2000 twelve-month period compared with $329.6 million in the prior-year period. The increase in operating and administrative expenses includes higher vehicle fuel and repairs and maintenance expenses and expenses associated with new business activities. Operating income declined $0.2 million, despite the increase in EBITDA, reflecting a $1.1 million increase in depreciation and amortization expense.

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 twelve-month period was 11.6% warmer than normal but 2.1% colder than the prior year. Total system throughput increased as a result of the colder weather and an increase in total customers.

The increase in Gas Utility's revenues during the 2000 twelve-month period resulted from (1) a $5.8 million increase in core market revenues (reflecting higher core market volumes and PGC rates less the elimination of GRT revenue effective January 1, 2000) and (2) a $7.5 million increase in interruptible delivery service revenues. Partially offsetting these revenue increases were lower firm delivery service revenues and lower revenues from off-system sales. Gas Utility cost of sales was $178.6 million in the 2000 twelve-month period compared with $171.9 million in the 1999 twelve-month period reflecting higher average purchased gas cost rates and the higher core market sales.

                        UGI CORPORATION AND SUBSIDIARIES


Gas Utility total margin increased $9.4 million reflecting (1) a $5.3 million increase in margin from interruptible customers as a result of higher volumes transported and higher average margins, (2) increased core market margin, and
(3) a slight increase in firm delivery service margin.

Gas Utility EBITDA and operating income were higher in the 2000 twelve-month period principally as a result of the greater total margin, a $4.2 million increase in other income and slightly lower operating expenses. Other income in the 2000 twelve-month period includes (1) income from the refund of revenue-related tax overpayments made in prior years (including associated interest), (2) greater income from a construction project and other activities, and (3) interest income from purchased gas cost undercollections.

ELECTRIC UTILITY. Total kilowatt-hour sales were higher in the 2000 twelve-month period reflecting greater air-conditioning related sales during the fourth quarter of fiscal 1999 and an increase in the number of customers. Electric Utility revenues increased $5.2 million as a result of the increased sales and higher transmission revenues associated with alternate suppliers serving customers on our distribution system. Cost of sales increased $4.7 million reflecting the increase in total sales and costs associated with the higher transmission revenues.

Electric Utility's total margin increased $0.3 million principally as a result of the higher 2000 twelve-month period sales. EBITDA and operating income decreased $0.4 million and $0.3 million, respectively, notwithstanding the increase in total margin and higher other income, reflecting greater (1) utility realty taxes, (2) power generation maintenance costs, and (3) customer service and information expenses.

ENERGY SERVICES. Revenues from Energy Services during the 2000 twelve-month period increased substantially from the prior-year period reflecting higher average natural gas prices. Total margin increased $0.9 million reflecting higher average unit margins from gas marketing and greater income from power marketing and other services. The greater 2000 twelve-month period EBITDA and operating income reflects the increase in total margin.

INTERNATIONAL PROPANE. Revenues and total margin in the 2000 twelve-month period represent the operations of FLAGA subsequent to September 21, 1999. EBITDA in the 2000 twelve-month period primarily reflects the results of FLAGA and, to a much lesser extent, results of the company's equity investments in China and Romania. EBITDA and operating loss in the 1999 twelve-month period reflects equity losses from our China and Romanian joint ventures.

CORPORATE AND OTHER ENTERPRISES. The decrease in corporate and other EBITDA and operating income reflects lower interest income on cash investments. Other Enterprises' results in the 2000 and 1999 twelve-month periods reflects start-up costs and operating results of Hearth USA(TM). The 1999 twelve-month period also includes greater due diligence expenses associated with Enterprises domestic and international new business activities.

                        UGI CORPORATION AND SUBSIDIARIES


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,219.7 million at June 30, 2000 compared to $1,137.3 million at September 30, 1999. The increase in debt reflects the Operating Partnership's issuance of $80 million of Series E First Mortgage Notes at an effective interest rate of 8.47%. In addition, the Operating Partnership borrowed a total of $116 million under its Acquisition Facility and made Acquisition Facility repayments of $69 million with the proceeds from the Series E First Mortgage Notes. At June 30, 2000, there was $70 million outstanding under the Acquisition Facility. Partially offsetting these increases in Partnership debt was a $25.5 million decline in UGI Utilities bank loans outstanding. At June 30, 2000, UGI Utilities had $61.9 million of bank loans outstanding and had agreements under which it could borrow up to a total of $97 million. In addition, UGI Utilities can also issue an additional $52 million of debt under its Medium Term Note Program.

In June 2000, the Operating Partnership's Bank Credit Agreement was amended to, among other things, extend the Acquisition Facility termination date to September 15, 2002. Then-outstanding borrowings under the Acquisition Facility will be due in their entirety on such date.

The Partnership makes distribution to its partners 45 days after the end of each quarter in a total amount equal to Available Cash (as defined in the partnership Agreement) for such quarter. During the nine months ended June 30, 2000, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units and the general partner interest for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000. The MQD for the quarter ended June 30, 2000 will be paid on August 18, 2000 to holders of record August 10, 2000 of all Common and Subordinated Units. The Partnership's ability to declare and pay the full MQD on all units depends upon a number of factors including (1) the level of earnings, (2) the cash needs of the Partnership's operations (including cash needed for maintaining and growing operating capacity), (3) changes in operating working capital, and (4) the ability of the Partnership to borrow and refinance debt. Some of these factors are affected by conditions beyond the Partnership's control including weather, competition in markets we serve, and the cost of propane.

The 9,891,072 Subordinated Units of the Partnership which are held by the Company are eligible to convert to Common Units on the first day after the record date for any quarter ending on or after March 31, 2000 in respect of which certain historical cash-based performance and distribution requirements are met. The ability of the Partnership to attain the cash-based performance and distribution requirements depends upon a number of factors including highly seasonal operating results, changes in working capital, asset sales and debt refinancings. Due to significantly warmer than normal weather and the impact of higher propane product costs on working capital, the Partnership did not achieve the cash-based performance requirements in respect of the quarters ended March 31, 2000 and June 30, 2000. Due to the historical "look-back" provisions of the conversion test, the possibility is remote that the Partnership will satisfy the cash-based performance requirements for conversion any earlier than in respect of the quarter ending March 31, 2002.

                        UGI CORPORATION AND SUBSIDIARIES


On April 25, 2000, UGI announced a 3.3% increase in its quarterly dividend to $0.3875 per common share, or $1.55 per share on an annual basis.

On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") in Gas Utility's restructuring plan approving such plan substantially as filed. The Company does not believe the Gas Competition Act and the Gas Restructuring Order will have a material adverse impact on its financial condition or results of operations (see Note 5).

CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 2000 are not necessarily indicative of the cash flows to be expected for a full year. Included in consolidated cash and short-term investments at June 30, 2000 and 1999 are $48.3 million and $23.3 million, respectively, of cash and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities during the nine months ended June 30, 2000 totaled $117.5 million compared with $143.7 million during the prior-year period which included the after-tax benefit of a $25 million merger termination fee. Changes in operating working capital during the 2000 nine-month period required $35.7 million of operating cash flow while changes in operating working capital during the prior-year period required $20.0 million of operating cash flow. The higher cash required for working capital in the 2000 nine-month period reflects the impact of higher propane product costs on accounts receivable and inventories. Operating cash flow before changes in working capital was $153.2 million in the 2000 nine-month period compared to $163.7 million in the 1999 nine-month period The 1999 nine-month period amount includes the after-tax benefit of the merger termination fee.

INVESTING ACTIVITIES. Cash used by investing activities during the nine months ended June 30, 2000 totaled $91.5 million compared with cash provided by investing activities of $14.0 million in the prior-year period. The prior year includes cash from changes in short-term investments of $76.4 million compared to $11.2 million in the current year. We spent $50.2 million for property, plant and equipment in the 2000 nine-month period compared with $51.5 million in the prior year principally reflecting lower Partnership capital expenditures. Cash paid for Partnership acquisitions totaled $55.9 million in the 2000 nine-month period compared with $3.2 million in the prior-year nine-month period.

FINANCING ACTIVITIES. During the nine months ended June 30, 2000 and 1999, we paid cash dividends on Common Stock of $30.9 million and $36.4 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as on the Common and Subordinated units we own). During the 2000 nine-month period, the Operating Partnership borrowed $116 million under the Acquisition Facility and made Acquisition Facility repayments, totaling $69 million. Acquisition Facility repayments were made with the proceeds from the issuance of ten-year Series E First Mortgage Notes.

                        UGI CORPORATION AND SUBSIDIARIES


During the nine months ended June 30, 2000, the Operating Partnership had net borrowings of $3 million under its Revolving Credit Facility compared with borrowings of $10 million in the prior-year period. UGI Utilities made net revolving credit agreement repayments of $25.5 million in the 2000 nine-month period compared with net repayments of $8.8 million in the same period last year.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is required to be adopted by the Company for the first quarter of fiscal 2001. The Company is currently assessing its impact on the Company's financial position and results of operations.

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

The Company's Electric Utility operations include the regulated sale of electricity through its distribution business and the production of electricity through its electric generation business unit. Currently our electric generation operations produce electricity exclusively for our distribution business, generating approximately 50% of its electricity needs. Electric Utility purchases the remainder of its electric power needs under power supply arrangements of varying length terms with other producers and, to a lesser extent, on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. In accordance with Electric Utility's Restructuring Order, the transmission and distribution components of Electric Utility's rates are "capped" through July 1,

                        UGI CORPORATION AND SUBSIDIARIES


2001. In addition, Electric Utility's generation rate cap is expected to extend through December 31, 2002. Accordingly, Electric Utility does not currently have the ability to pass on increases in its power costs through rate increases to its customers.

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

At June 30, 2000, the impact on the fair value of market risk sensitive derivative instruments from an adverse change in (1) the market price of propane of 10 cents a gallon, (2) the market price of natural gas of 50 cents a dekatherm (3) interest rates on ten-year U.S. treasury notes of 100 basis points, and (4) the market price of oil of 10 cents a gallon, would not be materially different from that reported in the Company's 1999 Annual Report.

                        UGI CORPORATION AND SUBSIDIARIES
                           PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                  10.1     UGI Corporation 2000 Stock Incentive Plan

                  10.2 First Amendment dated as of March 16, 2000 to Note Agreement dated as of March 15, 1999 is incorporated by reference to Exhibit 10.1 to AmeriGas Partners L.P's. Form 10-Q for the Quarter ended June 30, 2000

                  10.3 Fourth Amendment dated as of March 16, 2000 to Note Agreement dated as of April 12, 1995 is incorporated by reference to Exhibit 10.2 to AmeriGas Partners, L.P. Form 10-Q for the Quarter ended June 30, 2000

                  10.4 Third Amendment dated as of March 22, 2000 to Amended and Reinstated Credit Agreement is incorporated by reference to Exhibit 10.3 to AmeriGas Partners, L.P. Form 10-Q for the Quarter ended June 30, 2000

                  10.5 Fourth Amendment dated as of June 6, 2000 to Amended and Reinstated Credit Agreement is incorporated by reference to Exhibit 10.4 to AmeriGas Partners, L.P. Form 10-Q for the quarter ended June 30, 2000

                  10.6 Note Agreement dated as of March 15, 2000 among AmeriGas Propane L.P., AmeriGas Propane Inc. and certain institutional investors is incorporated by reference to Exhibit 10.5 to AmeriGas Partners L.P. Form 10-Q for the Quarter ended June 30, 2000

                  27       Financial Data Schedule


         (b) The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UGI Corporation
                                   -----------------------
                                         (Registrant)








Date:  August 11, 2000             By:  /s/ A. J. Mendicino
----------------------             ---------------------------------------------
                                   A. J. Mendicino, Vice President - Finance and
                                   Chief Financial Officer

                        UGI CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX


         10.1     UGI Corporation 2000 Stock Incentive Plan

         27       Financial Data Schedule