Form 10-K
period 2000-09-30
UGI CORP /PA/
filed 2000-12-22
CIK 884614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on December 1, 2000 was $630,716,648.

At December 8, 2000 there were 27,024,689 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 2000 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I                         BUSINESS                                                                         PAGE

        Items 1 and 2          Business and Properties....................................................        1
                               AmeriGas Propane Business..................................................        2
                               Utility Operations.........................................................        9
                               UGI Enterprises, Inc.......................................................       17
                                      -        Domestic Businesses .......................................       17
                                      -        International Businesses ..................................       17

        Item 3                 Legal Proceedings..........................................................       19

        Item 4                 Submission of Matters to a Vote of
                               Security Holders...........................................................       21

PART II                        SECURITIES AND FINANCIAL INFORMATION

        Item 5                 Market for Registrant's Common Equity
                               and Related Stockholder Matters............................................       21

        Item 6                 Selected Financial Data....................................................       23

        Item 7                 Management's Discussion and Analysis of
                               Financial Condition and Results of Operations..............................       24

        Item 7A                Quantitative and Qualitative Disclosures About Market Risk.................       24

        Item 8                 Financial Statements and Supplementary Data................................       24

        Item 9                 Changes in and Disagreements with
                               Accountants on Accounting and Financial Disclosure.........................       24

PART III                       UGI MANAGEMENT AND SECURITY HOLDERS

        Item 10                Directors and Executive Officers of the Registrant.........................       25

        Item 11                Executive Compensation.....................................................       25

        Item 12                Security Ownership of Certain Beneficial
                               Owners and Management......................................................       25

        Item 13                Certain Relationships and Related Transactions.............................       25

PART IV                        ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

        Item 14                Exhibits, Financial Statement Schedules
                               and Reports on Form 8-K....................................................       28

                               Signatures.................................................................       34

                               Index to Financial Statements and
                               Financial Statement Schedules..............................................      F-2


                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

         UGI Corporation is a holding company that operates propane distribution, gas and electric utility, energy marketing and related businesses through subsidiaries.

         Our majority-owned subsidiary, AmeriGas Partners, L.P., a Delaware limited partnership ("AmeriGas Partners" or the "Partnership"), conducts one of the nation's largest retail propane distribution businesses through its 98.99% owned subsidiary AmeriGas Propane, L.P. (the "Operating Partnership"). We have been in the retail propane distribution business for over 40 years, operating through various subsidiaries. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners, which represent limited partner interests, are traded on the New York Stock Exchange under the symbol "APU." We have a 55.5% combined ownership interest in the Partnership and the Operating Partnership. The remaining interest is publicly held.

         Our subsidiary UGI Utilities, Inc. ("Utilities") owns and operates a natural gas distribution utility and an electric distribution utility in eastern Pennsylvania. In response to state deregulation legislation, effective October 1, 1999, Utilities' transferred its electric generation assets to its non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain of its generation assets to a joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000. Utilities is the successor to a business founded in 1882. It serves 272,000 natural gas customers and 61,000 electric customers.

         Our subsidiary UGI Enterprises, Inc. ("Enterprises") conducts domestic and international businesses through subsidiaries. The domestic businesses include retail gas and electric marketing, a retailer of hearth, spa and grill products, Hearth USA(TM), and a heating, ventilation and air-conditioning business. In September 1999, Enterprises acquired FLAGA GmbH, the largest retail propane distributor in Austria. Enterprises also has two international energy-related joint ventures. We expect Enterprises to continue to evaluate and develop new related and complementary business opportunities for us.

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

BUSINESS STRATEGY

         In July 1999, following a comprehensive study, we announced our intention to refocus our strategic direction on growing our existing natural gas, electric and propane businesses while seeking additional related and complementary growth opportunities. We are employing our core competencies from our existing businesses, as well as using our national scope, extensive asset base and access to customers, to accelerate growth in related and complementary businesses, both domestic and international. During fiscal year 2000, we completed four transactions in pursuit of this strategy.

                            AMERIGAS PROPANE BUSINESS

         Our domestic propane distribution business is conducted through AmeriGas Partners. The Partnership is one of the largest retail propane distributors in the United States, based on fiscal year 2000 retail volume of 771 million gallons. The Partnership operates from approximately 550 district locations in 45 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our majority interest in the income or loss of the Partnership, due to the publicly-owned limited partner interest. See Note 1 to the Company's Consolidated Financial Statements.

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

         The primary customers for propane are residential, commercial, agricultural, motor fuel and industrial users to whom natural gas is not readily available. Propane is typically more expensive than natural gas, competitive with fuel oil when operating efficiencies are taken into account and, in most areas, cheaper than electricity on an equivalent energy basis. Several states have adopted or are considering proposals that would substantially deregulate the generation portion of the electric utility industry and thereby permit retail electric customers to choose their electric supplier. While proponents of electric utility deregulation believe that competition will ultimately reduce the cost of electricity, we are unable to predict whether, or the extent to which, the price of electricity may drop. Therefore, we cannot predict the ultimate impact that electric utility deregulation may have on propane's existing competitive price advantage over electricity.

PRODUCTS, SERVICES AND MARKETING

         As of September 30, 2000, the Partnership distributed propane to approximately 968,000 customers from approximately 550 district locations. The Partnership's operations are located primarily in the Northeast, Southeast, Great Lakes and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 75% of the Partnership's 2000 fiscal year sales (based on gallons sold) were to retail accounts and approximately 25% were to wholesale customers. Sales to residential customers in fiscal 2000 represented approximately 40% of retail gallons sold, industrial/commercial customers 37%, motor fuel customers 15%, and agricultural customers 8%. Residential customers represented 49% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The PPX Prefilled Propane Xchange program ("PPX(R)") enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home center and convenience stores. Sales of our PPX(R) grill cylinders to retailers are included in the commercial/industrial market. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

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

         The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 30 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. The Partnership continues to expand its PPX(R) program. At September 30, 2000, PPX(R) was available at approximately 10,700 retail locations throughout the country.

PROPANE SUPPLY AND STORAGE

         Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2000, the Partnership purchased approximately 65% of its propane from 10 suppliers, including Enterprise Products Operating LP (approximately 18%), the BP companies (approximately 17%) and Dynegy (approximately 13%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2001. If supply from major sources were interrupted, however, the cost of procuring product might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Enterprise Products Operating LP, the BP companies and Dynegy, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2000. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Over 90% of propane purchases by the Partnership in fiscal year 2000 were on a contractual basis under one- or two-year agreements subject to annual review. More than 90% of those contracts provided for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Rhode Island and several other states.

         Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, or other unforeseen events. The General Partner has adopted supply acquisition and product price risk management practices to reduce the effect of price volatility on product costs. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

         The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

              [PLOT POINTS FOR AVERAGE PROPANE SPOT MARKET PRICES]

LP History for Mt Be

                                                        Mont Belvieu   Conway

1995 October Avg.                            Oct-95         30.946    32.7784
1995 November Avg.                           Nov-95        30.9531    32.7406
1995 December Avg.                           Dec-95        35.3219    38.1719
1996 January Avg.                            Jan-96             36    36.2415
1996 February Avg.                           Feb-96        40.8563    37.7688
1996 March Avg.                              Mar-96        37.2292    36.0119
1996 April Avg.                              Apr-96        35.5744    34.1071
1996 May Avg.                                May-96        34.9233    34.4773
1996 June Avg.                               Jun-96         34.925    36.3531
1996 July Avg.                               Jul-96        35.6339    37.2679
1996 August Avg.                             Aug-96        38.4403    37.9773
1996 September Avg.                          Sep-96        47.0156    44.7844
1996 October Avg.                            Oct-96        51.5734    51.5272
1996 November Avg.                           Nov-96        58.0493    63.4112
1996 December Avg.                           Dec-96        61.0446    84.2917
1997 January Avg.                            Jan-97        47.4545     63.392
1997 February Avg.                           Feb-97        38.7105    39.0197
1997 March Avg.                              Mar-97           38.5    37.2563
1997 April Avg.                              Apr-97         34.875    35.2614
1997 May Avg.                                May-97        35.3095    36.4762
1997 June Avg.                               Jun-97        34.4286    35.8631
1997 July Avg.                               Jul-97        34.9063    34.6278
1997 August Avg.                             Aug-97        37.0268    36.5268
1997 September Avg.                          Sep-97        38.6786    37.9524
1997 October Avg.                            Oct-97        39.8261    37.3207
1997 November Avg.                           Nov-97        35.9479    35.0035
1997 December Avg.                           Dec-97         33.571    31.3636
1998 January Avg.                            Jan-98        30.0656    28.2063
1998 February Avg.                           Feb-98        29.7862    28.3237
1998 March Avg.                              Mar-98        27.3892    27.8381
1998 April Avg.                              Apr-98        29.0565    29.4702
1998 May Avg.                                May-98        27.4188    27.8231
1998 June Avg.                               Jun-98        24.4205    24.8409
1998 July Avg.                               Jul-98        24.5398    24.5483
1998 August Avg.                             Aug-98        24.1161    23.8661
1998 September Avg.                          Sep-98        24.8304    24.0417
1998 October Avg.                            Oct-98        25.7188    24.5682
1998 November Avg.                           Nov-98        24.7862    23.2007
1998 December Avg.                           Dec-98        20.8949    18.7188
1999 January Avg.                            Jan-99        21.7467    19.6086
1999 February Avg.                           Feb-99        22.4342    20.5822
1999 March Avg.                              Mar-99        24.1005    23.4022
1999 April Avg.                              Apr-99        28.2619    27.5774
1999 May Avg.                                May-99        28.3063    26.8813
1999 June Avg.                               Jun-99        30.9517     28.679
1999 July Avg.                               Jul-99        37.2619     34.622
1999 August Avg.                             Aug-99        40.5085    37.5597
1999 September Avg.                          Sep-99        43.1786    42.4048
1999 October Avg.                            Oct-99        45.4554    43.3899
1999 November Avg.                           Nov-99        43.4406    38.7781
1999 December Avg.                           Dec-99        42.8304    35.1012
2000 January Avg.                            Jan-00        56.1086    42.3191
2000 February Avg.                           Feb-00        59.7219    47.2625
2000 March Avg.                              Mar-00        51.1277    47.6495
2000 April Avg.                              Apr-00         46.875    43.6414
2000 May Avg.                                May-00        51.3068    50.8068
2000 June Avg.                               Jun-00        55.4716    56.2244
2000 July Avg.                               Jul-00         54.875    56.2862
2000 August Avg.                             Aug-00        58.5408    63.5245
2000 September Avg.                          Sep-00       64.20945    70.9466

COMPETITION

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers against suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. As previously stated, we are unable to predict the ultimate impact that deregulation of electric generation may have on propane's current competitive price advantage. Since the 1970s, many new homes have been built to use electrical heating systems and appliances. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. Based on the most recent annual survey by the American Petroleum Institute, the 1998 domestic retail market for propane (annual sales for other than chemical uses) was approximately 9.5 billion gallons and, based on LP-GAS magazine rankings, 1999 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 41% of domestic retail sales. Management believes the Partnership's 2000 retail volume represents approximately 8% of the domestic retail market. The ability to compete effectively depends on supplying customer service, maintaining competitive retail prices and controlling operating expenses.

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

PROPERTIES

         As of September 30, 2000, the Partnership owned approximately 83% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Rhode Island, the Partnership leases storage with a 400,000 barrel capacity.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2000, the Partnership operated a fleet of approximately 165 transport trucks, approximately 40% of which were leased. It owned approximately 320 transport trailers and leased 270 railroad tank cars. In addition, the Partnership fleet included approximately 2,600 bobtail and rack trucks, and approximately 1,800 other delivery and service vehicles. The vehicle fleet is 62% leased. Other assets owned at September 30, 2000 included approximately 1.0 million stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately
1.3 million portable propane cylinders with typical capacities of 4 to 100 gallons. The Partnership also owned more than 2,200 large volume tanks which are used for its own storage requirements. Most of the Partnership's debt is secured by liens and mortgages on the Partnership's real and personal property.

TRADE NAMES, TRADE AND SERVICE MARKS

         The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane

Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

SEASONALITY

         Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 55% of the Partnership's fiscal year 2000 retail sales volume and approximately 83% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2000, the General Partner had 4,874 employees, including 311 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

                               UTILITY OPERATIONS

         Our utility business is conducted by UGI Utilities, Inc. a wholly owned subsidiary. Utilities operates its business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). The business conducted by each of these divisions is described below.

GAS UTILITY

NATURAL GAS CHOICE AND COMPETITION ACT

         On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act is to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local gas distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC").

         Generally, Pennsylvania LDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. The Gas Competition Act requires energy marketers seeking to serve customers of LDCs to accept assignment of a portion of the LDC's interstate pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs.

         On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. Gas Utility designed its restructuring plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial customers. The plan also provides for recovery of costs associated with existing pipeline capacity and gas supply contracts. In addition, the plan changes Gas Utility's base rates for firm customers. It also changes the calculation of purchased gas cost rates. See "Utility Regulation and Rates." The effect of these two changes is to lessen the financial impact of volatility in revenues associated with customers who have the ability to switch to another fuel and are served under "interruptible rates." On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan substantially as filed.

         Effective October 1, 2000, all of Gas Utility's customers have the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. Management believes neither the Gas Competition Act nor the Gas Restructuring Order will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 272,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,500 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 2000, 1999 and 1998, revenues of Gas Utility accounted for approximately 20%, 25% and 24%, respectively, of our total consolidated revenues.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2000 fiscal year was approximately 79.7 billion cubic feet ("bcf"). System sales of gas accounted for approximately 40% of system throughput, while gas transported for commercial and industrial customers (who bought their gas from others) accounted for approximately 60% of system throughput. Based on industry data for 1999, residential customers account for approximately 33% of total system throughput by local gas distribution companies in the United States. By contrast, for the 2000 fiscal year, Gas Utility's residential customers represented 23% of its total system throughput.

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

GAS SUPPLY CONTRACTS

         During the 2000 fiscal year, Gas Utility purchased approximately 31.5 bcf of natural gas for sale to customers. Approximately 87% of the volumes purchased were supplied under agreements with ten major suppliers of natural gas. The remaining 13% of gas purchased was supplied by producers and marketers under other arrangements, including multi-month agreements at spot prices. In fiscal year 2001, Gas Utility will continue to obtain necessary gas supplies under contracts no longer than 12 months in duration.

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 58% of fiscal year 2000 throughput and approximately 71% of earnings before interest expense, income taxes, depreciation and amortization occurred during the winter season from November through March.

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

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide distribution services. Under the Gas Competition Act, retail customers now have the option to purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this for over 15 years. Gas Utility will provide transportation services for residential and small commercial retail customers who purchase natural gas from others, however, as of October 1, 2000, no marketers had completed the requirements to serve those customers.

         Commercial and industrial customers representing approximately 44% of Gas Utility's transportation system throughput (27% of transportation revenues) have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's margins from these customers, therefore, are affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. In addition, other customers representing 30% of transportation system throughput (17% of transportation revenues) have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in the latter group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, seven of which extend into fiscal year 2004. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2001. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers. Gas Utility also operates propane air and liquefied natural gas facilities to meet winter peak service requirements.

         During fiscal year 2000, Gas Utility supplied transportation service to three major cogeneration installations and two utility generation sites. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected 7,968 residential heating customers during fiscal year 2000, a 12% increase from the previous year. Of those new customers, new home construction accounted for a record 6,261 heating customers, an increase of approximately 10% from the prior year. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The total number of new commercial and industrial customers was 1,226.

         Utilities continues to monitor and participate extensively in rulemaking and individual rate and tariff proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

         Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in litigation before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving Gas Utility, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. In addition, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from all distribution customers until December 31, 2002. Under the ECC Act, Electric Utility remains obligated to provide energy at the capped rates to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative electric generation supplier. Customers choosing another supplier currently receive an average generation "shopping credit" (developed from system-wide generation rates) of 3.67 cents per kilowatt hour ("kwh"), which will remain in effect through December 31, 2000. The shopping credit will increase to 4.3 cents per kwh in calendar years 2001 and 2002.

         As noted above, Electric Utility's power generation rates are capped until December 31,

2002. Because Electric Utility has discontinued regulatory accounting, which permitted it to adjust customer charges to reflect changes in Electric Utility's power costs, quarterly results have been, and future results are likely to be, more volatile than they were prior to deregulation, due in large part to seasonal variations in such costs. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period.

SERVICE AREA; REVENUE ANALYSIS

         Electric Utility supplies electric service to approximately 61,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2000, about 52% of sales volume came from residential customers, 35% from commercial customers and 13% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 5% of this sales volume. For the 2000, 1999 and 1998 fiscal years, revenues of Electric Utility accounted for approximately 4%, 5% and 5%, respectively, of our total consolidated revenues.

SOURCES OF SUPPLY

         Effective October 1, 1999, Utilities transferred its electric generation assets to its non-utility subsidiary, UGI Development Company ("UGID"). These generation assets consisted principally of Utilities' Hunlock generating station ("Hunlock Station"), located near Kingston, Pennsylvania and its 1.11% interest in the Conemaugh generating station ("Conemaugh Station"), located near Johnstown, Pennsylvania. These two coal-fired stations provided approximately 50% of Electric Utility's energy requirements during fiscal year 2000. Effective December 8, 2000, UGID entered into a partnership with a subsidiary of Allegheny Energy, Inc. for the purpose of owning and operating electric generation facilities. UGID contributed Hunlock Station, coal inventory and $6 million to the partnership and Allegheny contributed a 44 megawatt gas combustion electric generator. UGID has the right to purchase half the output of the partnership's generation at cost. Electric Utility has contracts in place or control over generation representing in the aggregate approximately 90% of its expected on-peak energy requirements for fiscal year 2001. It plans to meet the balance of its energy needs with short-term contracts and spot market purchases.

         Electric Utility distributes both electricity that it purchases from others (including UGID) and electricity that customers purchase from other suppliers. At September 30, 2000, alternate suppliers served approximately 3% of system load. Electric Utility expects to continue to provide energy to the great majority of its customers.

ENVIRONMENTAL FACTORS

         The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, UGID has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

SEASONALITY

         Sales and distribution of electricity for residential heating purposes accounted for approximately 20% of the total sales of Electric Utility during fiscal year 2000. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 53% of volume occurred during the six coldest months of fiscal year 2000 (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.

UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

         Utilities' gas and electric utility operations, which exclude electric generation, are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. As noted earlier, effective October 1, 1999, Utilities contributed its electric generation assets to UGID. UGID has FERC authority to sell power at market-based rates. Generally, UGID is not subject to regulation by the PUC.

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

GAS UTILITY RATES

         The Gas Restructuring Order included an increase in base rates, effective October 1, 2000. The increase, calculated in accordance with the Gas Competition Act, was designed to generate approximately $16.7 million in additional annual revenues. The Order also provides that Gas Utility must reduce its purchased gas cost rates by $16.7 million in the first year of the base rate increase. As a result, customers who purchase their gas from Gas Utility will not be affected by the increase in base rates for twelve months.

         Beginning in fiscal year 2002, Gas Utility must reduce its purchased gas cost rates by an amount equal to the revenues it receives from customers served under interruptible rates who do not obtain their own pipeline capacity. As a result of these changes in its regulated rates, Gas Utility expects that the risk to operating results associated with year- to- year fluctuations in interruptible revenues will be mitigated. Due to the required allocation of interruptible revenues under the Gas Restructuring Order, beginning with fiscal year 2001, Gas Utility operating results are expected to be more sensitive to heating season weather and less sensitive to the market prices of alternative fuel than in the past.

         BASE RATES

         As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 2 to the Company's Consolidated Financial Statements.

         PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. The Gas Restructuring Order provides for a one-time adjustment to Gas Utility's PGC rates as described above, as well as ongoing adjustments to reflect revenues, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

         Electric Utility's rates for transmission and distribution services provided through June 30, 2001 are capped at levels in effect on January 1, 1997. Its rates for electric generation are capped through December 2002. See "Electricity Generation Customer Choice and Competition Act." The ECC Act obligates Electric Utility to act as "provider of last resort" to customers who do not choose alternate generation suppliers. Electric Utility is actively participating in the regulatory process for establishing rules to ensure that Electric Utility recovers all its costs of providing generation when the rate cap period ends in December 2002.

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

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Electric Utility - Environmental Factors."

EMPLOYEES

         At September 30, 2000, Utilities and its subsidiaries had 1,120 employees.

                              UGI ENTERPRISES, INC.

         UGI Enterprises, Inc. is a wholly owned subsidiary of UGI that was formed in 1994. Through its subsidiaries, Enterprises is developing the domestic and international businesses described below.

DOMESTIC BUSINESSES

         NATURAL GAS AND ELECTRICITY MARKETING

         In 1995, the gas marketing business previously conducted by a subsidiary of Utilities was transferred to UGI Energy Services, Inc. ("Energy Services"), a wholly owned subsidiary of Enterprises. Energy Services conducts this business under the trade name GASMARK(R). GASMARK(R) sells natural gas directly to approximately 3,000 commercial and industrial customers in the Mid-Atlantic region through the transportation systems of 16 utility systems. Energy Services also sells electricity to over 200 commercial and industrial customers in Pennsylvania. During fiscal year 2000, GASMARK(R) acquired the gas marketing operations of two large regional energy marketers. These acquisitions doubled GASMARK(R)'s customer base.

         RETAIL HEARTH PRODUCTS

         In September 1999, Enterprises opened the first Hearth USA(TM) retail store in Rockville, Maryland. Hearth USA(TM) is the nation's first large-scale retailer to offer a wide selection of hearth, grill and spa products together with installation services. A second store opened in the Washington, DC area during fiscal year 2000. Enterprises expects to refine the Hearth retail concept further prior to scheduling openings in other markets.

         HVAC SERVICE

         Effective September 1, 2000, a subsidiary of Enterprises acquired a heating, ventilation and air-conditioning service business serving portions of Utilities' gas service area and adjacent market areas, including portions of northern Delaware. In the prior year, this business generated over $40 million in annual revenues and employed over 450 people.

INTERNATIONAL BUSINESSES

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

         During 1998, Enterprises formed ChinaGas Partners, L.P. ("ChinaGas") with affiliates of

ETG to develop, build and operate LPG projects in the People's Republic of China. On October 28, 1998, ChinaGas and its wholly owned subsidiary together acquired 50% of the shares of an existing Chinese company known as the Nantong Huayang LPG Port Co., Ltd. ("Port Company") which operates an integrated LPG business, including an import terminal and distribution business, serving the provinces along the lower and middle reaches of the Yangtze River. At September 30, 2000, retail sales of propane represented over 25% of Port Company total sales. The other shareholders in the Port Company are China National Chemical Supply & Sales Corporation and two of its affiliates. Our effective ownership interest in the Port Company is 25%.

         PROPANE DISTRIBUTION

         In September 1999, subsidiaries of Enterprises acquired all of the stock of FLAGA GmbH, a privately-held company founded in 1947. FLAGA is the largest retail propane distributor in Austria and a leading distributor in the Czech Republic. FLAGA operates from 7 distribution locations in Austria, 8 in the Czech Republic and 2 in Slovakia. FLAGA marketed approximately 39 million gallons of propane in fiscal year 2000. Its assets totaled approximately $108 million at September 30, 2000.

                          BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's business segments for the 2000, 1999 and 1998 fiscal years appears in Note 17 to the Consolidated Financial Statements contained in our 2000 Annual Report and is incorporated in this Report by reference.

                                    EMPLOYEES

         At September 30, 2000, UGI and its subsidiaries had 6,966 employees.

ITEM 3.  LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

         Prior to the general availability of natural gas, in the 1800s through the mid-1900s, most gas for lighting and heating nationwide was manufactured from combustibles such as coal, oil and coke. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former manufactured gas plants.

         Utilities and its former subsidiaries owned and operated a number of manufactured gas plants. Between 1882 and 1953, Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the mid-1930s, Utilities was one of the largest public utility holding companies in the country. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute the Gas Utility and the Electric Utility.

         Utilities has been notified of several sites outside Pennsylvania on which (i) gas plants were formerly operated by it or owned or operated by its former subsidiaries and (ii) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating two claims against it relating to out-of-state sites.

         At one such site, in July 1993, Public Service Electric and Gas Company ("PSE&G") joined Utilities as a third-party defendant in the civil action Fishbein Family Partnership v. PPG Industries, Inc., et al in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The Halladay Street gas plant operated from approximately 1884 until 1950. PSE&G has asserted that Utilities is liable for that portion of the costs associated with operations of the plant between 1886 and 1940. PPG Industries, Inc. is also a defendant in the action for costs associated with chemical contamination at the site unrelated to gas plant operations. To date, that action has focused on the chemical contamination allegedly associated with PPG Industries' activities and the third-party action against Utilities has been stayed. Investigations of the site conducted to date are insufficient to establish the extent of environmental remediation necessary, if any. Hence, Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site.

         Management believes that Utilities should not have significant liability in those instances in which a former subsidiary operated a manufactured gas plant because Utilities generally is not legally liable for the obligations of its subsidiaries. Under certain circumstances, however, a court could find a parent company liable for environmental damage caused by a subsidiary company when the parent company either (i) itself operated the facility causing the environmental damage or (ii) otherwise so controlled the subsidiary that the subsidiary's separate corporate form should be disregarded. There could be, therefore, significant future costs of an uncertain amount associated with environmental damage caused by manufactured gas plants that Utilities owned or directly operated, or that were owned or operated by former subsidiaries of Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded. See also Notes 1 and 11 to the Company's Consolidated Financial Statements.

         Utilities has identified 40 sites in Pennsylvania where either (i) Utilities formerly conducted some manufactured gas operations or (ii) Utilities owns or at one time owned the site. Most of the sites are no longer owned by Utilities and there have been no manufactured gas operations at any of the sites since at least the early 1950s. Utilities or other parties are currently conducting or have completed investigative and remedial activities at eleven of the 40 sites. Based on the 1995 settlement agreement with the PUC relating to Gas Utilities' 1995 base rate increase filing, rate relief will be permitted for certain remediation expenditures on environmentally contaminated sites located in Pennsylvania. Because of this, Utilities does not expect its costs for Pennsylvania sites to be material to its results of operations.

RELATED MATTER

         UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. To date, Utilities has recovered a significant portion of its claims through settlements with most of the defendants, including AEGIS. The court has not yet set a date for trial of the claims against the remaining defendants. See Note 11 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2000.

                               EXECUTIVE OFFICERS

         Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.

PART II:  SECURITIES AND FINANCIAL INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our Common Stock is traded on the New York and Philadelphia stock exchanges under the symbol "UGI." The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

      2000 FISCAL YEAR                            HIGH                 LOW
         4th Quarter                            $24.313             $20.563
         3rd Quarter                             22.625              19.750
         2nd Quarter                             22.313              18.188
         1st Quarter                             24.000              19.125

      1999 FISCAL YEAR                            HIGH                 LOW
         4th Quarter                            $24.688             $19.750
         3rd Quarter                             21.000              16.563
         2nd Quarter                             24.375              15.000
         1st Quarter                             25.750              21.625

DIVIDENDS

         Quarterly dividends on our Common Stock were paid in the 2000 and 1999 fiscal years as follows:

       2000 FISCAL YEAR                                      AMOUNT
         4th Quarter                                         $0.3875
         3rd Quarter                                          0.375
         2nd Quarter                                          0.375
         1st Quarter                                          0.375

       1999 FISCAL YEAR                                      AMOUNT
         4th Quarter                                         $0.365
         3rd Quarter                                          0.365
         2nd Quarter                                          0.365
         1st Quarter                                          0.365


HOLDERS

         On December 1, 2000, UGI had 11,049 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Year Ended
                                                                         September 30,
                                                   ----------------------------------------------------------
                                                     2000        1999        1998         1997        1996
                                                   ---------   ---------   ---------    ---------   ---------
                                                        (Millions of dollars, except per share amounts)
FOR THE PERIOD:

INCOME STATEMENT DATA:

     Revenues                                      $ 1,761.7   $ 1,383.6   $ 1,439.7    $ 1,642.0   $ 1,557.6
                                                   =========   =========   =========    =========   =========
     Net income                                       $ 44.7      $ 55.7      $ 40.3       $ 52.1      $ 39.5
                                                   =========   =========   =========    =========   =========
     Earnings per common share - diluted (a)          $ 1.64      $ 1.74      $ 1.22       $ 1.57      $ 1.19
                                                   =========   =========   =========    =========   =========
     Cash dividends declared per common share        $ 1.525      $ 1.47      $ 1.45       $ 1.43      $ 1.41
                                                   =========   =========   =========    =========   =========

AT PERIOD END:

BALANCE SHEET DATA:

     Total assets                                  $ 2,278.8   $ 2,140.5   $ 2,074.6    $ 2,151.7   $ 2,133.0
                                                   =========   =========   =========    =========   =========

     Capitalization:
         Debt:
           Bank loans - AmeriGas Propane              $ 30.0      $ 22.0      $ 10.0       $ 28.0      $ 15.0
           Bank loans - UGI Utilities                  100.4        87.4        68.4         67.0        50.5
           Bank loans - other                            4.3        11.6           -            -           -
           Long-term debt
            (including current maturities):
                AmeriGas Propane                       857.2       744.7       709.0        691.1       692.5
                UGI Utilities                          172.9       180.0       187.2        169.3       174.8
                Other                                   85.5        91.6         8.2          8.6         9.0
                                                   ---------   ---------   ---------    ---------   ---------
          Total debt                                 1,250.3     1,137.3       982.8        964.0       941.8
                                                   =========   =========   =========    =========   =========

          Minority interest in AmeriGas Partners       177.1       209.9       236.5        266.5       284.4
          UGI Utilities preferred stock subject
              to mandatory redemption                   20.0        20.0        20.0         35.2        35.2
          Common stockholders' equity                  247.2       249.2       367.1        376.1       377.6
                                                   ---------   ---------   ---------    ---------   ---------
     Total capitalization                          $ 1,694.6   $ 1,616.4   $ 1,606.4    $ 1,641.8   $ 1,639.0
                                                   =========   =========   =========    =========   =========

RATIO OF CAPITALIZATION:

     Total debt                                        73.8%       70.4%       61.2%        58.7%       57.5%
     Minority interest                                 10.5%       13.0%       14.7%        16.3%       17.4%
     UGI Utilities preferred stock                      1.2%        1.2%        1.2%         2.1%        2.1%
     Common stockholders' equity                       14.5%       15.4%       22.9%        22.9%       23.0%
                                                   ---------   ---------   ---------    ---------   ---------
                                                      100.0%      100.0%      100.0%       100.0%      100.0%
                                                   =========   =========   =========    =========   =========

      (a) Basic earnings per share was $1.58 in 1997. For all other periods presented, basic earnings per share was the same as diluted earnings per share.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 23 of UGI's 2000 Annual Report to Shareholders, is incorporated in this report by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on page 20 of the UGI 2000 Annual Report to Shareholders and are incorporated in this Report by reference.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III:   UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 13.

         In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12 and 13 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2001:

                                                              CAPTIONS OF PROXY STATEMENT
         INFORMATION                                            INCORPORATED BY REFERENCE
Item 10.  Directors and Executive                             Election of Directors - Nominees
              Officers of Registrant.

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

                               EXECUTIVE OFFICERS

               NAME                          AGE                      POSITION
               ----                          ---                      --------
         Lon R. Greenberg                     50              Chairman, Director, President
                                                              and Chief Executive Officer

         Eugene V.N. Bissell                  47              President and Chief Executive
                                                              Officer, AmeriGas Propane, Inc.

         Robert J. Chaney                     58              President and Chief Executive
                                                              Officer, UGI Utilities, Inc.

         Brendan P. Bovaird                   52              Vice President and General Counsel

         Bradley C. Hall                      47              Vice President - New Business Development

         Anthony J. Mendicino                 52              Vice President - Finance
                                                              and Chief Financial Officer

         All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

         There are no family relationships between any of the officers or between any of the officers and any of the directors.

Lon R. Greenberg

         Mr. Greenberg was elected Chairman of UGI effective August 1, 1996, having been elected Chief Executive Officer effective August 1, 1995. He was elected Director and President of UGI and a Director of UGI Utilities in July 1994. He was elected a Director of AmeriGas Propane, Inc. in 1994 and has been Chairman since 1996. He also served as President and Chief Executive Officer of AmeriGas Propane (1996 to 2000). Mr. Greenberg was Senior Vice President - Legal and Corporate Development (1989 to 1994), and also served as Vice President - Legal and Corporate Development (1987 to 1989). Previously, he was Vice President - Legal (1984 to 1987), General Counsel (1983 to 1994) and Secretary (1982 to 1988). He joined the Company in 1980 as Corporate Development Counsel. Mr. Greenberg is also a director on the Mellon PSFS Advisory Board.

Eugene V.N. Bissell

         Mr. Bissell is President and Chief Executive Officer of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President - Sales and Marketing (1999 to 2000) and Vice President - Sales and Operations (1995 to
1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development.

Robert J. Chaney

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

                  (3)  LIST OF EXHIBITS:

                  The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

---------------------------------------------------------------------------------------------------------------------------------
                                                   INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
---------------------------------------------------------------------------------------------------------------------------------
        3.1           (Second) Amended and Restated Articles of              UGI            Amendment No. 1 on      3.(3)(a)
                      Incorporation of the Company                                          Form 8 to Form 8-B
                                                                                                (4/10/92)

        3.2           Bylaws of UGI as in effect since October               UGI           Form 10-K (9/30/98)         3.2
                      27, 1998
---------------------------------------------------------------------------------------------------------------------------------
         4            Instruments defining the rights of security
                      holders, including indentures. (The Company
                      agrees to furnish to the Commission upon
                      request a copy of any instrument defining
                      the rights of holders of long-term debt not
                      required to be filed pursuant to Item
                      601(b)(4) of Regulation S-K)
---------------------------------------------------------------------------------------------------------------------------------
        4.1           Rights Agreement, as amended as of August              UGI               Registration            4.3
                      18, 2000, between the Company and Mellon                                Statement No.
                      Bank, N.A., successor to Mellon Bank (East)                               333-49080
                      N.A., as Rights Agent, and Assumption
                      Agreement dated April 7, 1992
---------------------------------------------------------------------------------------------------------------------------------
        4.2           The description of the Company's Common                UGI           Form 8-B/A (4/17/96)       3.(4)
                      Stock contained in the Company's
                      registration statement filed under the
                      Securities Exchange Act of 1934, as amended
---------------------------------------------------------------------------------------------------------------------------------
        4.3           UGI's (Second) Amended and Restated
                      Articles of Incorporation and Bylaws
                      referred to in 3.1 and 3.2 above
---------------------------------------------------------------------------------------------------------------------------------
        4.4           Note Agreement dated as of April 12, 1995      AmeriGas Partners,         Form 10-Q             10.8
                      among The Prudential Insurance Company of             L.P.
                      America, Metropolitan Life Insurance                                      (3/31/95)
                      Company, and certain other institutional
                      investors and AmeriGas Propane, L.P., New
                      AmeriGas Propane, Inc. and Petrolane
                      Incorporated
---------------------------------------------------------------------------------------------------------------------------------
        4.5           First Amendment dated as of September 12,      AmeriGas Partners,    Form 10-K (9/30/97)         4.5
                      1997 to Note Agreement dated as of April              L.P.
                      12, 1995
---------------------------------------------------------------------------------------------------------------------------------
        4.6           Second Amendment dated as of September 15,     AmeriGas Partners,    Form 10-K (9/30/98)         4.6
                      1998 to Note Agreement dated as of April              L.P.
                      12, 1995
---------------------------------------------------------------------------------------------------------------------------------
        4.7           Third Amendment dated as of March 23, 1999     AmeriGas Partners,    Form 10-Q (3/31/99)        10.2
                      to Note Agreement dated as of April 12, 1995          L.P.
---------------------------------------------------------------------------------------------------------------------------------
        4.8           Fourth Amendment dated as of March 16, 2000    AmeriGas Partners,    Form 10-Q (6/30/00)        10.2
                      to Note Agreement dated as of April 12, 1995          L.P.
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                   INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
---------------------------------------------------------------------------------------------------------------------------------
        4.9           Second Amended and Restated Agreement of       AmeriGas Partners,          Form 8-K               1
                      Limited Partnership of AmeriGas Partners,             L.P.                (9/30/00)
                      L.P.
---------------------------------------------------------------------------------------------------------------------------------
        10.1          Service Agreement (Rate FSS) dated as of               UGI           Form 10-K (9/30/95)        10.5
                      November 1, 1989 between Utilities and
                      Columbia, as modified pursuant to the
                      orders of the Federal Energy Regulatory
                      Commission at Docket No. RS92-5-000
                      reported at Columbia Gas Transmission
                      Corp., 64 FERC Paragraph 61,060
                      (1993), order on rehearing, 64 FERC
                      Paragraph 61,365 (1993)
---------------------------------------------------------------------------------------------------------------------------------
        10.2          Service Agreement (Rate FTS) dated June 1,          Utilities        Form 10-K (12/31/90)      (10)o.
                      1987 between Utilities and Columbia, as
                      modified by Supplement No. 1 dated October
                      1, 1988; Supplement No. 2 dated November 1,
                      1989; Supplement No. 3 dated November 1,
                      1990; Supplement No. 4 dated November 1,
                      1990; and Supplement No. 5 dated January 1,
                      1991, as further modified pursuant to the
                      orders of the Federal Energy Regulatory
                      Commission at Docket No. RS92-5-000
                      reported at Columbia Gas Transmission
                      Corp., 64 FERC Paragraph 61,060
                      (1993), order on rehearing, 64 FERC
                      Paragraph 61,365 (1993)
---------------------------------------------------------------------------------------------------------------------------------
        10.3          Transportation Service Agreement (Rate              Utilities        Form 10-K (12/31/90)      (10)p.
                      FTS-1) dated November 1, 1989 between
                      Utilities and Columbia Gulf Transmission
                      Company, as modified pursuant to the orders
                      of the Federal Energy Regulatory Commission
                      in Docket No. RP93-6-000 reported at
                      Columbia Gulf Transmission Co., 64 FERC
                      Paragraph 61,060 (1993), order on rehearing,
                      64 FERC Paragraph 61,365 (1993)
---------------------------------------------------------------------------------------------------------------------------------
        10.4          Amended and Restated Sublease Agreement                UGI           Form 10-K (9/30/94)        10.35
                      dated April 1, 1988 between Southwest Salt
                      Co. and AP Propane, Inc. (the "Southwest
                      Salt Co. Agreement")
---------------------------------------------------------------------------------------------------------------------------------
        10.5          Letter dated July 8, 1998 pursuant to                  UGI           Form 10-K (9/30/99)        10.5
                      Article 1, Section 1.2 of the Southwest
                      Salt Co. Agreement re: option to renew for
                      period of June 1, 2000 to May 31, 2005 and
                      related extension notice
---------------------------------------------------------------------------------------------------------------------------------
      *10.6**         UGI Corporation Directors Deferred
                      Compensation Plan Amended and Restated as
                      of January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                       REGISTRANT             FILING             EXHIBIT
---------------------------------------------------------------------------------------------------------------------------------
       10.7**         UGI Corporation 1992 Stock Option and               UGI          Form 10-Q (6/30/92)       (10)ee
                      Dividend Equivalent Plan, as amended May
                      19, 1992
---------------------------------------------------------------------------------------------------------------------------------
       10.8**         UGI Corporation Annual Bonus Plan dated             UGI          Form 10-Q (6/30/96)        10.4
                      March 8, 1996
---------------------------------------------------------------------------------------------------------------------------------
      *10.9**         UGI Corporation Directors' Equity
                      Compensation Plan Amended and Restated as
                      of January 1, 2000
---------------------------------------------------------------------------------------------------------------------------------
      10.10**         UGI Corporation 1997 Stock Option and               UGI          Form 10-Q (3/31/97)        10.2
                      Dividend Equivalent Plan
---------------------------------------------------------------------------------------------------------------------------------
      10.11**         UGI Corporation 1992 Directors' Stock Plan          UGI          Form 10-Q (6/30/92)       (10)ff
---------------------------------------------------------------------------------------------------------------------------------
      10.12**         UGI Corporation Senior Executive Employee           UGI          Form 10-K (9/30/97)       10.12
                      Severance Pay Plan effective January 1,
                      1997
---------------------------------------------------------------------------------------------------------------------------------
      10.13**         UGI Corporation 2000 Directors' Stock               UGI          Form 10-K (9/30/99)       10.13
                      Option Plan
---------------------------------------------------------------------------------------------------------------------------------
      10.14**         UGI Corporation 2000 Stock Incentive Plan           UGI          Form 10-Q (6/30/00)        10.1
---------------------------------------------------------------------------------------------------------------------------------
      10.15**         1997 Stock Purchase Loan Plan                       UGI          Form 10-K (9/30/97)       10.16
---------------------------------------------------------------------------------------------------------------------------------
      10.16**         UGI Corporation Supplemental Executive              UGI          Form 10-Q (6/30/98)         10
                      Retirement Plan Amended and Restated
                      effective October 1, 1996
---------------------------------------------------------------------------------------------------------------------------------
      10.17**         Summary of Terms of UGI Corporation 1999            UGI          Form 10-Q (6/30/99)         10
                      Restricted Stock Awards
---------------------------------------------------------------------------------------------------------------------------------
       10.18          Amended and Restated Credit Agreement            AmeriGas             Form 10-K             10.1
                      dated as of September 15, 1997 among          Partners, L.P.
                      AmeriGas Propane, L.P., AmeriGas Propane,                             (9/30/97)
                      Inc., Petrolane Incorporated, Bank of
                      America National Trust and Savings
                      Association, as Agent, First Union
                      National Bank, as Syndication Agent and
                      certain banks
---------------------------------------------------------------------------------------------------------------------------------
       10.19          First Amendment dated as of September 15,        AmeriGas        Form 10-K (9/30/98)        10.2
                      1998 to Amended and Restated Credit           Partners, L.P.
                      Agreement
---------------------------------------------------------------------------------------------------------------------------------
       10.20          Second Amendment dated as of March 25,           AmeriGas        Form 10-Q (3/31/99)        10.1
                      1999 to Amended and Restated Credit           Partners, L.P.
                      Agreement
---------------------------------------------------------------------------------------------------------------------------------
       10.21          Third Amendment dated as of March 22, 2000       AmeriGas        Form 10-Q (6/30/00)        10.3
                      to Amended and Restated Credit Agreement      Partners, L.P.
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING            EXHIBIT
---------------------------------------------------------------------------------------------------------------------------------
       10.22         Fourth Amendment dated as of June 6, 2000          AmeriGas       Form 10-Q (6/30/00)        10.4
                     to Amended and Restated Credit Agreement        Partners, L.P.
---------------------------------------------------------------------------------------------------------------------------------
       10.23         Intercreditor and Agency Agreement dated as        AmeriGas       Form 10-Q (3/31/95)        10.2
                     of April 19, 1995 among AmeriGas Propane,       Partners, L.P.
                     Inc., Petrolane Incorporated, AmeriGas
                     Propane, L.P., Bank of America National
                     Trust and Savings Association ("Bank of
                     America") as Agent, Mellon Bank, N.A. as
                     Cash Collateral Sub-Agent, Bank of America
                     as Collateral Agent and certain creditors
                     of AmeriGas Propane, L.P.
---------------------------------------------------------------------------------------------------------------------------------
       10.24         General Security Agreement dated as of             AmeriGas       Form 10-Q (3/31/95)        10.3
                     April 19, 1995 among AmeriGas Propane,          Partners, L.P.
                     L.P., Bank of America National Trust and
                     Savings Association and Mellon Bank, N.A.
---------------------------------------------------------------------------------------------------------------------------------
       10.25         Subsidiary Security Agreement dated as of          AmeriGas       Form 10-Q (3/31/95)        10.4
                     April 19, 1995 among AmeriGas Propane,          Partners, L.P.
                     L.P., Bank of America National Trust and
                     Savings Association as Collateral Agent and
                     Mellon Bank, N.A. as Cash Collateral Agent
---------------------------------------------------------------------------------------------------------------------------------
       10.26         Restricted Subsidiary Guarantee dated as of        AmeriGas       Form 10-Q (3/31/95)        10.5
                     April 19, 1995 by AmeriGas Propane, L.P.        Partners, L.P.
                     for the benefit of Bank of America National
                     Trust and Savings Association, as
                     Collateral Agent
---------------------------------------------------------------------------------------------------------------------------------
       10.27         Trademark License Agreement dated April 19,        AmeriGas       Form 10-Q (3/31/95)        10.6
                     1995 among UGI Corporation, AmeriGas, Inc.,     Partners, L.P.
                     AmeriGas Propane, Inc., AmeriGas Partners,
                     L.P. and AmeriGas Propane, L.P.
---------------------------------------------------------------------------------------------------------------------------------
       10.28         Trademark License Agreement, dated April           AmeriGas       Form 10-Q (3/31/95)        10.7
                     19, 1995 among AmeriGas Propane, Inc.,          Partners, L.P.
                     AmeriGas Partners, L.P. and AmeriGas
                     Propane, L.P.
---------------------------------------------------------------------------------------------------------------------------------
       10.29         Agreement dated as of May 1, 1996 between          AmeriGas       Form 10-K (9/30/97)        10.2
                     TE Products Pipeline Company, L.P. and          Partners, L.P.
                     AmeriGas Propane, L.P.
---------------------------------------------------------------------------------------------------------------------------------
       10.30         Pledge Agreement dated September 1999                UGI          Form 10-K (9/30/99)       10.28
                     between Eastfield International Holdings,
                     Inc. and Reiffeisen Zentralbank Osterreich
                     Aktiengesellschaft ("RZB")
---------------------------------------------------------------------------------------------------------------------------------
       10.31         Pledge Agreement dated September 1999                UGI          Form 10-K (9/30/99)       10.29
                     between EuroGas Holdings, Inc. and RZB
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                INCORPORATION BY REFERENCE
---------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                        EXHIBIT                         REGISTRANT             FILING            EXHIBIT
---------------------------------------------------------------------------------------------------------------------------------
       10.32         Form of Guarantee Agreement dated September          UGI           Form 10-K (9/30/99)       10.30
                     1999 between UGI Corporation and RZB
                     relating to loan amount of EURO 74 million
---------------------------------------------------------------------------------------------------------------------------------
      *10.33         Form of Guarantee Agreement dated September
                     2000 between UGI Corporation and RZB relating
                     to loan amount of EURO 14.9 million
---------------------------------------------------------------------------------------------------------------------------------
      *10.34         Form of Guarantee Agreement dated September
                     2000 between UGI Corporation and RZB relating
                     to loan amount of EURO 9 million
---------------------------------------------------------------------------------------------------------------------------------
      10.35**        Description of Change of Control                     UGI           Form 10-K (9/30/99)       10.33
                     arrangements for Messrs. Greenberg, Bovaird
                     and Mendicino
---------------------------------------------------------------------------------------------------------------------------------
      10.36**        Description of Change of Control                     UGI           Form 10-K (9/30/99)       10.34
                     arrangement for Mr. Chaney
---------------------------------------------------------------------------------------------------------------------------------
      10.37**        Description of Change of Control                   AmeriGas        Form 10-K (9/30/99)       10.31
                     arrangement for Mr. Bissell                      Partners, L.P.
---------------------------------------------------------------------------------------------------------------------------------
     *10.38**        Consulting Services Agreement dated as of
                     August 1, 2000 between Stephen D. Ban and
                     UGI Corporation
---------------------------------------------------------------------------------------------------------------------------------
     *10.39**        1992 Non-Qualified Stock Option Plan, as
                     amended
---------------------------------------------------------------------------------------------------------------------------------
      *10.40         Service Agreement for comprehensive
                     delivery service (Rate CDS) dated February
                     23, 1998 between UGI Utilities, Inc. and
                     Texas Eastern Transmission Corporation
---------------------------------------------------------------------------------------------------------------------------------
      *10.41         Service Agreement for comprehensive
                     delivery service (Rate CDS) dated February
                     23, 1999 between UGI Utilities, Inc. and
                     Texas Eastern Transmission Corporation
---------------------------------------------------------------------------------------------------------------------------------
        *13          Pages 13 through 47 of 2000 Annual Report
                     to Shareholders
---------------------------------------------------------------------------------------------------------------------------------
        *21          Subsidiaries of the Registrant
---------------------------------------------------------------------------------------------------------------------------------
        *23          Consent of Arthur Andersen LLP
---------------------------------------------------------------------------------------------------------------------------------
        *27          Financial Data Schedule
---------------------------------------------------------------------------------------------------------------------------------

        *      Filed herewith.
        **     As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

        (b)    Reports on Form 8-K:
               The Company filed no Current Reports on Form 8-K during the last quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UGI CORPORATION


Date:  December 19, 2000                By:   Anthony J. Mendicino
                                              -------------------------------
                                              Anthony J. Mendicino
                                              Vice President - Finance
                                              and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 19, 2000, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----

Lon R. Greenberg                            Chairman, President
-----------------------------               and Chief Executive Officer
Lon R. Greenberg                            (Principal Executive Officer)
                                            and Director

Anthony J. Mendicino                        Vice President - Finance
-----------------------------               and Chief Financial Officer
Anthony J. Mendicino                        (Principal Financial Officer
                                            and Principal Accounting Officer)

Stephen D. Ban                              Director
-----------------------------
Stephen D. Ban

Thomas F. Donovan                           Director
-----------------------------
Thomas F. Donovan

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 19, 2000, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----

Richard C. Gozon                            Director
---------------------------
Richard C. Gozon

Anne Pol                                    Director
---------------------------
Anne Pol

Marvin O. Schlanger                         Director
---------------------------
Marvin O. Schlanger

James W. Stratton                           Director
---------------------------
James W. Stratton

David I. J. Wang                            Director
---------------------------
David I. J. Wang

                        UGI CORPORATION AND SUBSIDIARIES




                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2000

                        UGI CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 10, 2000, listed in the following index, are included in UGI's 2000 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                               Reference
                                                       -------------------------
                                                                       Annual
                                                                      Report to
                                                       Form 10-K    Shareholders
                                                         (page)        (page)
                                                       ---------    ------------
Reports of Independent Public Accountants:

     On Consolidated Financial Statements                                24

     On Financial Statement Schedules                     F-4

Financial Statements:

     Consolidated Balance Sheets, September 30,
          2000 and 1999                                               26 and 27

     For the years ended September 30, 2000,
          1999 and 1998:

          Consolidated Statements of Income                              25

          Consolidated Statements of Cash Flows                          28

          Consolidated Statements of Stockholders'
               Equity                                                    29


Index                                 F-2

                        UGI CORPORATION AND SUBSIDIARIES

                                                               Reference
                                                       -------------------------
                                                                       Annual
                                                                      Report to
                                                       Form 10-K    Shareholders
                                                         (page)        (page)
                                                       ---------    ------------
     Notes to Consolidated Financial Statements                       30 to 47

Supplementary Data (unaudited):

     Quarterly Data for the years ended
          September 30, 2000 and 1999                                    46

Financial Statement Schedules:

     For the years ended September 30, 2000,
          1999 and 1998:

          I    -    Condensed Financial
                      Information of Registrant
                      (Parent Company)                 S-1 to S-3

          II   -    Valuation and Qualifying
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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of UGI Corporation:



We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in UGI Corporation's annual report to shareholders for the year ended September 30, 2000, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 10, 2000. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the Index on pages F-2 and F-3 are the responsibility of UGI Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania
November 10, 2000

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)


                                                                                                  September 30,
                                                                                            2000                 1999
                                                                                       --------------       --------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                                         $         1.1        $         0.4
     Accounts receivable                                                                         0.1                  0.1
     Deferred income taxes                                                                       0.2                  0.2
     Prepaid expenses and other current assets                                                   0.3                  0.3
                                                                                       --------------       --------------
        Total current assets                                                                     1.7                  1.0

Investments in subsidiaries                                                                    315.9                271.3

Other assets                                                                                     2.4                  2.2
                                                                                       --------------       --------------

        Total assets                                                                   $       320.0        $       274.5
                                                                                       ==============       ==============

LIABILITIES  AND  COMMON  STOCKHOLDERS'  EQUITY

Current liabilities:
     Accounts and notes payable                                                        $         9.6        $        11.1
     Accrued liabilities                                                                        12.4                 10.7
                                                                                       --------------       --------------
        Total current liabilities                                                               22.0                 21.8

Noncurrent liabilities                                                                          50.3                  3.5

Commitments and contingencies

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                                            394.5                394.8
     Accumulated deficit                                                                        (4.9)                (8.2)
     Accumulated other comprehensive income                                                        -                  0.5
     Unearned compensation - restricted stock                                                   (0.7)                (1.7)
                                                                                       --------------       --------------
                                                                                               388.9                385.4
        Less treasury stock, at cost                                                          (141.2)              (136.2)
                                                                                       --------------       --------------
          Total common stockholders' equity                                                    247.7                249.2
                                                                                       --------------       --------------

          Total liabilities and common stockholders' equity                            $       320.0        $       274.5
                                                                                       ==============       ==============


Commitments and Contingencies

         In addition to the guarantees of FLAGA debt described in Note 3 to Consolidated Financial Statements, UGI Corporation is authorized to guarantee up to $30 million of supplier and customer obligations of its wholly owned second-tier subsidiary UGI Energy Services, Inc., and $5 million of lease obligations of its wholly owned second-tier subsidiary Hearth USA, Inc.

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)


                                                                                            Year Ended
                                                                                           September 30,
                                                                        ----------------------------------------------------
                                                                           2000                 1999                 1998
                                                                        ----------           ----------           ----------
      Revenues                                                          $       -            $       -            $       -

      Costs and expenses:
          Operating and administrative expenses                               8.1                 10.4                 10.7
          Other income, net                                                  (8.4)               (10.5)               (10.4)
                                                                        ----------           ----------           ----------
                                                                             (0.3)                (0.1)                 0.3
                                                                        ----------           ----------           ----------

      Operating income (loss)                                                 0.3                  0.1                 (0.3)
      Interest expense on intercompany debt                                  (2.0)                   -                    -
                                                                        ----------           ----------           ----------

      Income (loss) before income taxes                                      (1.7)                 0.1                 (0.3)
      Income tax expense (benefit)                                           (1.1)                 0.3                 (0.1)
                                                                        ----------           ----------           ----------

      Loss before equity in income
          of unconsolidated subsidiaries                                     (0.6)                (0.2)                (0.2)
      Equity in income
          of unconsolidated subsidiaries                                     45.3                 55.9                 40.5
                                                                        ----------           ----------           ----------

      Net income                                                        $    44.7            $    55.7            $    40.3
                                                                        ==========           ==========           ==========



      Earnings per common share:
          Basic                                                         $    1.64            $    1.74            $    1.22
                                                                        ==========           ==========           ==========
          Diluted                                                       $    1.64            $    1.74            $   1.22
                                                                        ==========           ==========           ==========


      Average common shares outstanding (millions):
          Basic                                                            27.219               31.954               32.971
                                                                        ==========           ==========           ==========
          Diluted                                                          27.255               32.016               33.123
                                                                        ==========           ==========           ==========

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)


                                                                                            Year Ended
                                                                                           September 30,
                                                                        ----------------------------------------------------
                                                                           2000                 1999                 1998
                                                                        ----------           ----------           ----------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                                     $     95.5           $   178.0            $    77.8

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Investments in unconsolidated subsidiaries                              (95.8)              (16.5)               (34.8)
     Other                                                                       -                   -                  2.5
                                                                        -----------          ----------           ----------
        Net cash used by investing activities                                (95.8)              (16.5)               (32.3)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock                                    (41.2)              (47.9)               (47.6)
     Issuance of intercompany long-term debt                                  47.5                   -                    -
     Issuance of Common Stock                                                  3.8                 4.7                  8.5
     Repurchases of Common Stock                                              (9.1)             (133.1)               (11.3)
                                                                        -----------          ----------           ----------
        Net cash used by financing activities                                  1.0              (176.3)               (50.4)
                                                                        -----------          ----------           ----------

Cash and cash equivalents increase (decrease)                           $      0.7           $   (14.8)           $    (4.9)
                                                                        ===========          ==========           ==========

Cash and cash equivalents:
     End of period                                                      $      1.1           $     0.4            $    15.2
     Beginning of period                                                       0.4                15.2                 20.1
                                                                        -----------          ----------           ----------
         Increase (decrease)                                            $      0.7           $   (14.8)           $    (4.9)
                                                                        ===========          ==========           ==========



(a) Includes dividends received from unconsolidated subsidiaries of $96.2, $176.7 and $77.6, respectively, for the years ended September 30, 2000, 1999 and 1998.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                                 Charged
                                                             Balance at         (credited)                             Balance at
                                                             beginning         to costs and                              end of
                                                              of year            expenses             Other               year
                                                             ----------        ------------        -----------         ----------
YEAR ENDED SEPTEMBER 30, 2000
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                        $      8.0          $   10.0          $     (8.9)(1)      $      9.3
                                                             ==========                                   0.2 (2)      ==========

      Allowance for amortization of deferred
         financing costs - AmeriGas Propane                  $      7.1          $    1.7          $        -          $      8.8
                                                             ==========                                                ==========

      Allowance for amortization of
        other deferred costs - AmeriGas Propane              $      2.1          $    0.4          $     (1.5)(2)      $      1.0
                                                             ==========                                                ==========

Other reserves:

      Self-insured property and casualty liability           $     38.7          $   14.1          $    (15.8)(3)      $     37.1
                                                             ==========                                   0.1 (2)      ==========

      Insured property and casualty liability                $      5.1          $   (3.0)                             $      2.1
                                                             ==========                                                ==========

      Environmental, litigation and other                    $     12.5                            $     (1.3)(3)      $     11.2
                                                             ==========                                                ==========


YEAR ENDED SEPTEMBER 30, 1999
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                        $      7.9          $    7.8          $     (7.9)(1)      $      8.0
                                                             ==========                                   0.2 (2)      ==========

      Allowance for amortization of deferred
         financing costs - AmeriGas Propane                  $      5.4          $    1.7          $        -          $      7.1
                                                             ==========                                                ==========

      Allowance for amortization of
        other deferred costs - AmeriGas Propane              $      4.6          $    1.0          $     (3.5)(2)      $      2.1
                                                             ==========                                                ==========

Other reserves:

      Self-insured property and casualty liability           $     48.5          $   12.9          $    (22.9)(3)      $     38.7
                                                             ==========                                   0.2 (2)      ==========

      Insured property and casualty liability                $      4.3          $    0.8                              $      5.1
                                                             ==========                                                ==========

      Environmental, litigation and other                    $     13.9                            $     (1.5)(3)      $     12.5
                                                             ==========                            $      0.1 (2)      ==========

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                              (Millions of dollars)


                                                                                 Charged
                                                             Balance at         (credited)                             Balance at
                                                             beginning         to costs and                              end of
                                                              of year            expenses             Other               year
                                                             ----------        ------------        -----------         ----------
YEAR ENDED SEPTEMBER 30, 1998
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                        $     11.3          $    8.4          $    (11.8)(1)      $      7.9
                                                             ==========                                                ==========

      Allowance for amortization of deferred
         financing costs - AmeriGas Propane                  $      3.8          $    1.6          $        -          $      5.4
                                                             ==========                                                ==========

      Allowance for amortization of
        other deferred costs - AmeriGas Propane              $      3.9          $    0.7          $        -          $      4.6
                                                             ==========                                                ==========

Other reserves:

      Self-insured property and casualty liability           $     48.5          $   11.7          $    (11.7)(3)      $     48.5
                                                             ==========                                                ==========

      Insured property and casualty liability                $      1.8          $    2.9          $     (0.4)(3)      $      4.3
                                                             ==========                                                ==========

      Environmental, litigation and other                    $     22.6          $   (4.0)         $     (4.7)(3)      $     13.9
                                                             ==========                                                ==========




(1)   Uncollectible accounts written off, net of recoveries.
(2)   Other adjustments.
(3)   Payments, net.

                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.6                UGI Corporation Directors Deferred Compensation Plan Amended
                    and Restated as of January 1, 2000

10.9 UGI Corporation Directors Equity Compensation Plan Amended and Restated as of January 1, 2000

10.33               Form of Guarantee Agreement dated September 2000 between UGI
                    Corporation and RZB relating to loan amount of EURO 14.9 million

10.34               Form of Guarantee Agreement dated September 2000 between UGI
                    Corporation and RZB relating to loan amount of EURO 9 million

10.38 Consulting Services Agreement dated as of August 1, 2000 between Stephen D. Ban and UGI Corporation

10.39               1992 Non-Qualified Stock Option Plan, as amended

10.40               Service Agreement dated February 23, 1998 between UGI
                    Utilities, Inc. and Texas Eastern Transmission Corporation

10.41               Service Agreement dated February 23, 1999 between UGI
                    Utilities, Inc. and Texas Eastern Transmission Corporation

13                  Pages 13 to 47 of the 2000 Annual Report

21                  Subsidiaries of the Registrant

23                  Consent of Arthur Andersen LLP

27                  Financial Data Schedule