Form 10-Q
period 2000-12-31
UGI CORP /PA/
filed 2001-02-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At January 31, 2001, there were 27,050,755 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           PAGES
                                                                           -----

PART I  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
                 December 31, 2000, September 30, 2000
                 and December 31, 1999                                         1

             Condensed Consolidated Statements of Income
                 for the three and twelve months ended
                 December 31, 2000 and 1999                                    2

             Condensed Consolidated Statements of Cash
                 Flows for the three and twelve months
                 ended December 31, 2000 and 1999                              3

             Notes to Condensed Consolidated Financial
                 Statements                                               4 - 13

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                              14 - 25

    Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       25 - 27

PART II  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                 28

    Signatures                                                                29

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                             December 31,        September 30,        December 31,
                                                                                 2000                2000                 1999
                                                                             -------------       -------------        -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $      108.6       $        93.9          $      71.3
    Short-term investments, at cost which approximates market value                    3.9                 7.8                  4.3
    Accounts receivable (less allowance for doubtful accounts of
        $11.0, $9.3 and $8.1, respectively)                                          353.1               165.7                183.2
    Accrued utility revenues                                                          37.3                10.5                 25.6
    Inventories                                                                      121.8               117.4                 84.2
    Deferred income taxes                                                              0.5                 8.8                 12.1
    Utility regulatory assets                                                         18.4                 7.2                  3.3
    Prepaid expenses and other current assets                                         49.9                19.0                 25.4
                                                                             -------------       -------------        -------------
      Total current assets                                                           693.5               430.3                409.4

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $598.8, $578.9 and $532.2, respectively)                   1,090.7             1,073.2              1,059.7

Intangible assets (less accumulated amortization of $195.4, $190.2 and
    $171.9, respectively)                                                            672.3               675.5                659.6
Utility regulatory assets                                                             54.6                55.1                 58.3
Other assets                                                                          56.0                41.7                 46.0
                                                                             -------------       -------------        -------------
      Total assets                                                           $     2,567.1       $     2,275.8        $     2,233.0
                                                                             =============       =============        =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $        85.2       $        85.9        $        32.5
    Operating Partnership bank loans                                                  37.0                30.0                 50.0
    UGI Utilities bank loans                                                         102.6               100.4                101.8
    Other bank loans                                                                  10.1                 4.3                   --
    Accounts payable                                                                 297.3               156.7                121.9
    Other current liabilities                                                        180.1               162.1                153.2
                                                                             -------------       -------------        -------------
      Total current liabilities                                                      712.3               539.4                459.4

Long-term debt                                                                     1,053.1             1,029.7              1,034.9
Deferred income taxes                                                                172.7               169.9                168.8
Other noncurrent liabilities                                                          83.8                92.5                 82.4

Commitments and contingencies (note 4)

Minority interest in AmeriGas Partners                                               237.3               177.1                208.2

UGI Utilities redeemable preferred stock                                              20.0                20.0                 20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                    394.5               394.5                394.8
    Retained earnings (accumulated deficit)                                           16.2                (4.9)                 2.6
    Accumulated other comprehensive income                                            18.5                  --                  0.5
    Unearned compensation - restricted stock                                          (0.4)               (0.7)                (1.5)
                                                                             -------------       -------------        -------------
                                                                                     428.8               388.9                396.4
    Treasury stock, at cost                                                         (140.9)             (141.7)              (137.1)
                                                                             -------------       -------------        -------------
      Total common stockholders' equity                                              287.9               247.2                259.3
                                                                             -------------       -------------        -------------
      Total liabilities and stockholders' equity                             $     2,567.1       $     2,275.8        $     2,233.0
                                                                             =============       =============        =============

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                              Three Months Ended                  Twelve Months Ended
                                                                 December 31,                         December 31,
                                                         ----------------------------         -----------------------------
                                                            2000              1999               2000               1999
                                                         ----------        ----------         ----------         ----------
Revenues:
    AmeriGas Propane                                     $    432.5        $    301.0         $  1,251.6         $    935.7
    UGI Utilities                                             166.5             121.2              482.2              429.0
    International Propane                                      13.9              13.9               50.5               13.9
    Energy Services and other                                 124.2              30.5              247.9               97.9
                                                         ----------        ----------         ----------         ----------
                                                              737.1             466.6            2,032.2            1,476.5
                                                         ----------        ----------         ----------         ----------
Costs and expenses:
    AmeriGas Propane cost of sales                            264.8             158.7              734.4              445.0
    UGI Utilities - gas, fuel and purchased power             103.3              57.5              263.9              207.4
    International Propane cost of sales                         9.0               8.1               30.6                8.1
    Energy Services and other cost of sales                   116.2              28.6              233.1               91.2
    Operating and administrative expenses                     129.6             117.9              472.9              441.0
    Utility taxes other than income taxes                       2.4               7.2               12.3               25.8
    Depreciation and amortization                              26.0              23.5              100.0               91.5
    Other income, net                                          (6.2)             (5.6)             (27.5)             (18.6)
                                                         ----------        ----------         ----------         ----------
                                                              645.1             395.9            1,819.7            1,291.4
                                                         ----------        ----------         ----------         ----------
Operating income                                               92.0              70.7              212.5              185.1
Merger fee income, net                                           --                --                 --               19.9
Interest expense                                              (26.4)            (23.8)            (101.1)             (87.2)
Minority interest in AmeriGas Partners                        (16.3)             (8.0)             (14.6)             (11.3)
                                                         ----------        ----------         ----------         ----------
Income before income taxes, subsidiary preferred
    stock dividends and accounting changes                     49.3              38.9               96.8              106.5
Income tax expense                                            (21.8)            (17.4)             (44.5)             (46.1)
Dividends on UGI Utilities Series Preferred Stock              (0.4)             (0.4)              (1.6)              (1.6)
                                                         ----------        ----------         ----------         ----------
Income before accounting changes                               27.1              21.1               50.7               58.8
Cumulative effect of accounting changes, net                    4.5                --                4.5                 --
                                                         ----------        ----------         ----------         ----------
Net income                                               $     31.6        $     21.1         $     55.2         $     58.8
                                                         ==========        ==========         ==========         ==========

Earnings per share:
    Basic:
      Income before accounting changes                   $     1.00        $     0.77         $     1.87         $     1.92
      Cumulative effect of accounting changes, net             0.17                --               0.16                 --
                                                         ----------        ----------         ----------         ----------
      Net income                                         $     1.17        $     0.77         $     2.03         $     1.92
                                                         ==========        ==========         ==========         ==========

    Diluted:
      Income before accounting changes                   $     1.00        $     0.77         $     1.87         $     1.92
      Cumulative effect of accounting changes, net             0.16                --               0.16                 --
                                                         ----------        ----------         ----------         ----------
      Net income                                         $     1.16        $     0.77         $     2.03         $     1.92
                                                         ==========        ==========         ==========         ==========

Average common shares outstanding:
    Basic                                                    27.073            27.295             27.153             30.553
                                                         ==========        ==========         ==========         ==========
    Diluted                                                  27.185            27.375             27.208             30.615
                                                         ==========        ==========         ==========         ==========

Dividends declared per share                             $   0.3875        $    0.375         $    1.525         $     1.48
                                                         ==========        ==========         ==========         ==========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                    Three Months Ended           Twelve Months Ended
                                                                        December 31,                  December 31,
                                                                   ---------------------         ---------------------
                                                                    2000           1999           2000           1999
                                                                   ------         ------         ------         ------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                     $ 31.6         $ 21.1         $ 55.2         $ 58.8
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                26.0           23.5          100.0           91.5
        Cumulative effect of accounting changes                      (4.5)            --           (4.5)            --
        Minority interest in AmeriGas Partners                       16.3            8.0           14.6           11.3
        Deferred income taxes, net                                    5.6            1.9            6.9            7.9
        Other, net                                                   (4.7)          (4.5)          15.6            6.8
                                                                   ------         ------         ------         ------
                                                                     70.3           50.0          187.8          176.3
        Net change in:
          Accounts receivable and accrued utility revenues         (218.1)         (96.4)        (185.1)         (54.7)
          Inventories and prepaid propane purchases                  (5.9)          (1.5)         (30.5)         (15.2)
          Deferred fuel costs                                       (11.7)           0.2          (15.7)          (4.9)
          Accounts payable                                          140.0           21.5          170.5           21.1
          Other current assets and liabilities                        9.1           (3.1)          18.7           (6.9)
                                                                   ------         ------         ------         ------
        Net cash provided (used) by operating activities            (16.3)         (29.3)         145.7          115.7
                                                                   ------         ------         ------         ------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                  (17.7)         (14.2)         (74.5)         (68.2)
    Net proceeds from disposals of assets                             1.5            1.5            8.4            5.5
    Acquisitions of businesses, net of cash acquired                 (0.1)          (2.4)         (63.0)         (77.6)
    Investments in joint venture partnerships                        (6.0)            --           (6.0)          (4.9)
    Short-term investments decrease                                   3.7           10.8            0.2           65.9
    Other, net                                                       (3.0)            --           (3.9)          (5.4)
                                                                   ------         ------         ------         ------
        Net cash used by investing activities                       (21.6)          (4.3)        (138.8)         (84.7)
                                                                   ------         ------         ------         ------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                       (10.4)         (10.2)         (41.4)         (46.1)
    Distributions on Partnership public Common Units                (11.1)          (9.8)         (40.4)         (39.1)
    Issuance of long-term debt                                       23.7           57.0          176.4          230.7
    Repayment of long-term debt                                      (0.9)          (2.6)         (93.7)         (63.5)
    AmeriGas Propane bank loans increase (decrease)                   7.0           28.0          (13.0)         (12.0)
    UGI Utilities bank loans increase                                 2.2           14.4            0.8           31.6
    Other bank loans  increase (decrease)                             1.4          (11.4)           6.0          (11.4)
    Issuance of Partnership public Common Units                      39.8             --           39.8             --
    Issuance of Common Stock                                          0.8            1.5            3.1            5.2
    Repurchases of Common Stock                                        --           (2.4)          (7.2)        (135.5)
                                                                   ------         ------         ------         ------
        Net cash provided (used) by financing activities             52.5           64.5           30.4          (40.1)
                                                                   ------         ------         ------         ------
    FOREIGN CURRENCY EXCHANGE EFFECT ON CASH:                         0.1           (0.1)            --           (0.1)
                                                                   ------         ------         ------         ------

Cash and cash equivalents increase (decrease)                      $ 14.7         $ 30.8         $ 37.3         $ (9.2)
                                                                   ======         ======         ======         ======
Cash and cash equivalents:
    End of period                                                  $108.6         $ 71.3         $108.6         $ 71.3
    Beginning of period                                              93.9           40.5           71.3           80.5
                                                                   ------         ------         ------         ------
      Increase (decrease)                                          $ 14.7         $ 30.8         $ 37.3         $ (9.2)
                                                                   ======         ======         ======         ======

During the twelve months ended December 31, 2000 and 1999, UGI Utilities, Inc. paid cash dividends to UGI of $33.9 and $49.0, respectively. During the twelve months ended December 31, 2000 and 1999, AmeriGas, Inc. paid cash dividends to UGI of $54.7 and $46.7, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $41.4 and $46.1, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

1.    BASIS OF PRESENTATION

      UGI Corporation ("UGI") is a holding company that operates gas and electric utility, propane distribution, energy marketing and related businesses through subsidiaries. Our utility business is conducted through a wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric distribution utility and electricity generation business (collectively "Electric Utility") in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." In October 2000, AmeriGas Partners issued 2,300,000 Common Units in a public offering for net cash proceeds of approximately $40 million. As a result of this issuance, at December 31, 2000, UGI, through subsidiaries, holds an effective 2% general partner interest and a 53.5% limited partner interest in the Operating Partnership. Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"), (2) owns and operates a heating, ventilation and air-conditioning service business ("HVAC") and a retail hearth, spa and grill products business in the Middle Atlantic region of the U.S., ("Hearth USA(TM)"), and (3) participates in propane joint-venture projects in Romania and China.

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

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      30, 2000 ("Company's 2000 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      Comprehensive income for the three months ending December 31, 2000 was $50.1 million. Other comprehensive income of $18.5 million in the three months ended December 31, 2000 consisted primarily of transition adjustments relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), totaling $7.1 million, and income associated with changes in the fair value of derivative instruments, net of reclassification adjustments, totaling $11.4 million. Other comprehensive income in the three months ended December 31, 1999 was less than $0.1 million.

2.    SEGMENT INFORMATION

      Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has five business segments: (1) AmeriGas Propane, (2) Gas Utility, (3) Electric Utility, (4) Energy Services, and (5) an international propane segment comprising FLAGA and our equity investments in Romania and China.

      The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2000 Annual Report and those described in Note 3 below. We evaluate our AmeriGas Propane and International Propane segments' performance principally based on their earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). Although we use EBITDA to evaluate these segments' performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles. We evaluate the performance of Gas Utility, Electric Utility, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.      SEGMENT INFORMATION (CONTINUED)


Three Months Ended December 31, 2000:

                                                                                                                 Other
                                                    AmeriGas     Gas      Electric    Energy   International  Enterprises   Corp.
                               Total      Elims.    Propane    Utility    Utility    Services     Propane         (a)      & Other
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
Revenues                      $  737.1   $   (0.7)  $  432.5   $  146.0   $   20.5   $  111.5     $   13.9     $   12.7    $    0.7
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment profit (loss):
    EBITDA                    $  118.0   $     --   $   75.3   $   35.5   $    3.8   $    1.6     $    0.3     $    0.1    $    1.4
    Depreciation and
      amortization               (26.0)        --      (18.5)      (4.9)      (1.0)      (0.1)        (1.1)        (0.4)         --
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Operating income (loss)       92.0         --       56.8       30.6        2.8        1.5         (0.8)        (0.3)        1.4
    Interest expense             (26.4)        --      (20.0)      (4.4)      (0.7)        --         (1.2)          --        (0.1)
    Minority interest            (16.3)        --      (16.3)        --         --         --           --           --          --
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Income (loss) before
      income taxes,
      subsidiary preferred
      stock dividends, and
      accounting changes      $   49.3   $     --   $   20.5   $   26.2   $    2.1   $    1.5     $   (2.0)    $   (0.3)   $    1.3
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment assets (at period
    end)                      $2,567.1  $  (22.6)  $1,439.8   $  719.7   $  102.5   $   82.0     $  125.7     $   32.1    $   87.9
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Investment in equity
    investees                 $   16.0   $     --   $     --   $     --   $   10.4   $     --     $    5.6     $     --    $     --
                              ========   ========   ========   ========   ========   ========     ========     ========    ========


Three Months Ended December 31, 1999:

                                                    AmeriGas     Gas      Electric    Energy   International     Other      Corp.
                               Total      Elims.    Propane    Utility    Utility    Services     Propane     Enterprises  & Other
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
Revenues                      $  466.6   $   (0.8)  $  301.0   $  102.0   $   19.2   $   29.8     $   13.9     $    0.7    $    0.8
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment profit (loss):
    EBITDA                    $   94.2   $     --   $   54.2   $   32.7   $    6.8   $    0.8     $    0.6     $   (1.4)   $    0.5
    Depreciation and
      amortization               (23.5)        --      (16.5)      (4.9)      (0.8)      (0.1)        (1.1)          --        (0.1)
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Operating income (loss)       70.7         --       37.7       27.8        6.0        0.7         (0.5)        (1.4)        0.4
    Interest expense             (23.8)        --      (18.0)      (4.2)      (0.5)        --         (0.9)          --        (0.2)
    Minority interest             (8.0)        --       (8.0)        --         --         --           --           --          --
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Income (loss) before
      income taxes,
      subsidiary preferred
      stock dividends, and
      accounting changes        $ 38.9   $     --   $   11.7   $   23.6   $    5.5   $    0.7     $   (1.4)    $   (1.4)   $    0.2
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment assets (at period
     end)                     $2,233.0   $  (28.2)  $1,290.9   $  641.7   $   96.7   $   15.8     $  130.7     $    4.7       $80.7
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Investment in equity
    investees                    $ 6.0   $     --   $     --   $     --   $     --   $     --     $    6.0     $     --    $     --
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

   (a) Principally comprises Hearth USA(TM), HVAC, and Enterprises' corporate and general expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.      SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended December 31, 2000:

                                                                                                                 Other
                                                    AmeriGas     Gas      Electric    Energy   International  Enterprises   Corp.
                               Total      Elims.    Propane    Utility    Utility    Services     Propane         (a)      & Other
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
Revenues                      $2,032.2   $   (3.0)  $1,251.6   $  403.0   $   79.2   $  228.6     $   50.5     $   19.3    $    3.0
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment profit (loss):
    EBITDA                    $  312.5   $     --   $  179.7   $  108.1   $   16.6   $    3.8     $    1.6     $   (3.5)   $    6.2
    Depreciation and
      amortization              (100.0)        --      (70.4)     (19.1)      (4.7)      (0.2)        (4.6)        (0.9)       (0.1)
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Operating income (loss)      212.5         --      109.3       89.0       11.9        3.6         (3.0)        (4.4)        6.1
    Interest expense            (101.1)        --      (76.7)     (16.4)      (2.4)        --         (5.1)          --        (0.5)
    Minority interest            (14.6)        --      (14.6)        --         --         --           --           --          --
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Income (loss) before
      income taxes,
      subsidiary preferred
      stock dividends, and
      accounting changes      $   96.8   $     --   $   18.0   $   72.6   $    9.5   $    3.6     $   (8.1)    $   (4.4)   $    5.6
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment assets (at period
    end)                      $2,567.1   $  (22.6)  $1,439.8   $  719.7   $  102.5   $   82.0     $  125.7     $   32.1    $   87.9
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Investment in equity
    investees                 $   16.0   $     --   $     --   $     --   $   10.4   $     --     $    5.6     $     --    $     --
                              ========   ========   ========   ========   ========   ========     ========     ========    ========


Twelve Months Ended December 31, 1999:

                                                    AmeriGas     Gas      Electric    Energy   International     Other      Corp.
                               Total      Elims.    Propane    Utility    Utility    Services     Propane     Enterprises  & Other
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
Revenues                      $1,476.5   $   (2.6)  $  935.7   $  353.0   $   76.0   $   97.1     $   13.9     $    0.8    $    2.6
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment profit (loss):
    EBITDA                    $  276.6   $     --   $  162.2   $   93.5   $   18.8   $    2.8     $    0.6     $   (6.4)   $    5.1
    Depreciation and
      amortization               (91.5)        --      (66.7)     (19.3)      (4.0)      (0.1)        (1.1)          --        (0.3)
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Operating income (loss)      185.1         --       95.5       74.2       14.8        2.7         (0.5)        (6.4)        4.8
    Merger fee income, net        19.9         --         --         --         --         --           --           --        19.9
    Interest expense             (87.2)        --      (67.9)     (15.6)      (2.2)        --         (0.9)          --        (0.6)
    Minority interest            (11.3)        --      (11.3)        --         --         --           --           --          --
                              --------   --------   --------   --------   --------   --------     --------     --------    --------
    Income (loss) before
      income taxes,
      subsidiary preferred
      stock dividends, and
      accounting changes      $  106.5   $     --   $   16.3   $   58.6   $   12.6   $    2.7     $   (1.4)    $   (6.4)   $   24.1
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Segment assets (at period
    end)                      $2,233.0   $  (28.2)  $1,290.9   $  641.7   $   96.7   $   15.8     $  130.7     $    4.7    $   80.7
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

Investment in equity
    investees                 $    6.0   $     --   $     --   $     --   $     --   $     --     $    6.0     $     --    $     --
                              ========   ========   ========   ========   ========   ========     ========     ========    ========

   (a) Principally comprises Hearth USA(TM), HVAC, and Enterprises' corporate and general expenses.

3.    CHANGES IN ACCOUNTING

      Effective October 1, 2000, (1) the Company adopted SFAS 133; (2) the Partnership applied the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees; and (3) the Partnership changed its method of accounting for costs to install Partnership-owned tanks at customer locations. These accounting changes are further described below.

      (1)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS
      133)

      SFAS 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. To the extent derivative instruments qualify and are designated as hedges of the variability of cash flows associated with forecasted transactions, the effective portion of the gain or loss on such derivative instruments is generally reported in other comprehensive income and the ineffective portion, if any, is reported in net income. Such amounts reported in other comprehensive income are reclassified into net income when the forecasted transaction affects earnings. If a cash flow hedge is discontinued because it is probable that the forecasted transaction will not occur, the net gain or loss is immediately reclassified into earnings. To the extent derivative instruments qualify and are designated as hedges of changes in the fair value of an existing asset, liability or firm commitment, the gain or loss on the hedging instrument is recognized in earnings along with the changes in fair value of the hedged asset, liability or firm commitment attributable to the hedged risk.

      In accordance with its propane price risk management policy, the Partnership uses derivative instruments, including price swap and option contracts, to manage the cost of a portion of its forecasted purchases of propane. These derivative instruments are designated by the Partnership as cash flow hedges. The fair values of these derivative instruments are affected by changes in propane product prices. The Partnership may also enter into derivative contracts to manage market price risk associated with propane storage inventories whose value is subject to market price fluctuations. These contracts are designated as fair value hedges. In order to provide protection from the impact of significant declines in propane product prices, the Partnership from time to time purchases propane put option contracts. These derivative instruments generally do not qualify for hedge accounting treatment and, as a result, gains or losses, if any, are reflected in other income as they occur.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      In addition to these derivative instruments, the Partnership also uses contracts for the forward purchase of propane as well as fixed price supply agreements to manage propane market price risk. These contracts qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.

      Energy Services uses exchange-traded natural gas futures contracts to manage market risk associated with forecasted purchases of natural gas it sells under firm commitments. These derivative instruments are designated as cash flow hedges. The fair value of these futures contracts are affected by changes in natural gas prices.

      On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are designated as cash flow hedges. In addition, from time to time we may enter into foreign currency forward contracts associated with anticipated foreign investments. These currency contracts are generally not eligible for hedge accounting treatment under SFAS 133 and are marked to fair value through net income.

      Gas Utility and Electric Utility are parties to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, we believe these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact Gas Utility's and Electric Utility's results of operations or financial position during the three months ended December 31, 2000, it may impact their future results of operations or financial position depending upon the extent to which they use derivative instruments and their designation and effectiveness as hedges of market risk.

      The Company uses fixed rate long-term debt as a source of capital. As these long-term debt issues mature, we often refinance such debt with fixed-rate debt bearing then-existing market interest rates. On occasion, we enter into interest rate protection agreements ("IRPAs") to reduce market interest rate risk associated with these forecasted debt issuances. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and included in interest expense when interest expense on the associated debt issue affects earnings.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The adoption of SFAS 133 resulted in an after-tax cumulative effect charge to net income of $0.3 million and an after-tax increase to other comprehensive income of $7.1 million. The increase in other comprehensive income is attributable to net gains on derivative instruments designated and qualifying as cash flow hedges on October 1, 2000.

      Gains and losses included in accumulated other comprehensive income at December 31, 2000 relating to cash flow hedges will be reclassified into net income when (1) the forecasted purchase of propane or natural gas subject to the hedges impacts net income and (2) interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Virtually all of the net gains included in accumulated other comprehensive income at December 31, 2000 are related to forecasted transactions that are expected to occur in the next twelve months. The actual amount of such gains, if any, that will ultimately be reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in prepaid expenses and other current assets in the December 31, 2000 Condensed Consolidated Balance Sheet.

      (2)  REVENUE RECOGNITION

      In order to comply with the provisions of SAB 101, effective October 1, 2000 the Partnership changed its method of accounting for nonrefundable tank fees. Historically, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenue from nonrefundable tank fees are being recorded on a straight-line basis over one year. Accordingly, on October 1, 2000, the Company recorded an after-tax charge of $2.1 million representing the cumulative effect of the change in accounting method on prior years. This change in accounting method resulted in a reduction in revenues of approximately $1.0 million in the three months ended December 31, 2000 and would have reduced revenues for the twelve months ended December 31, 2000, and the three and twelve months ended December 31, 1999, by approximately $0.7 million, $1.2 million, and $0.9 million, respectively. At December 31, 2000, the deferred revenue balance relating to nonrefundable tank fees was $7.0 million.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      (3)  ACCOUNTING FOR TANK INSTALLATION COSTS

      Effective October 1, 2000, the Partnership changed its method of accounting for tank installation costs which are not billed to customers. Prior to the change in accounting method, all such costs to install Partnership-owned tanks at a customer location were expensed as incurred. Under the new accounting method, all such costs, net of billings, are capitalized and amortized using an accelerated method that reflects the attrition of the Partnership's customers. The Partnership believes that the new accounting method better matches the costs of installing Partnership-owned tanks with the periods benefited. As a result of this change in accounting, the Company recorded after-tax income of $6.9 million representing the cumulative effect of the change in accounting method on prior years.

      The effect of the change in accounting for tank installation costs in the three months ended December 31, 2000 was to increase net income by approximately $0.3 million.

      CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND PRO FORMA DISCLOSURE

      The cumulative effect impact reflected on the Consolidated Statement of Income for the three months ended December 31, 2000 resulting from the above changes in accounting principles comprises the following:

      --------------------------------------------------------------------------
                                                INCOME                 DILUTED
                                     PRE-TAX      TAX      AFTER-TAX   EARNINGS
                                     INCOME    (EXPENSE)     INCOME     (LOSS)
                                     (LOSS)     BENEFIT      (LOSS)    PER SHARE
      --------------------------------------------------------------------------
      SFAS No. 133                  $  (0.4)    $  0.1      $  (0.3)   $  (0.01)
      Revenue recognition              (3.5)       1.4         (2.1)      (0.08)
      Tank installation costs          11.3       (4.4)         6.9        0.25
      --------------------------------------------------------------------------
      Total                         $   7.4     $ (2.9)     $   4.5    $   0.16
      --------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The following table reflects pro forma net income and net income per share after applying retroactively the changes in accounting for tank installation costs and nonrefundable tank fees:

      --------------------------------------------------------------------------
                                                               AS          AS
                                                            REPORTED    ADJUSTED
      --------------------------------------------------------------------------
      THREE MONTHS ENDED DECEMBER 31, 1999:
         Net income                                         $  21.1     $  21.1
         Net income per share - basic and diluted           $  0.77     $  0.77

      TWELVE MONTHS ENDED DECEMBER 31, 2000:
         Net income                                         $  50.7     $  50.7
         Net income per share - basic and diluted           $  1.87     $  1.87

      TWELVE MONTHS ENDED DECEMBER 31, 1999:
         Net income                                         $  58.8     $  58.9
         Net income per share - basic and diluted           $  1.92     $  1.93
      --------------------------------------------------------------------------

4.    COMMITMENTS AND CONTINGENCIES

      There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2000 Annual Report.

5.    FORMATION OF HUNLOCK CREEK ENERGY VENTURES

      On December 8, 2000, UGI Development Company, through a subsidiary, contributed its coal-fired Hunlock Creek generating station ("Hunlock"), certain related assets, and approximately $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc., ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly-constructed, gas-fired combustion turbine generator to be operated at the Hunlock Site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The formation of the joint venture did not materially impact the Company's results of operations during the three months ended December 31, 2000.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

6.    SUBSEQUENT EVENT

      On January 30, 2001, the Partnership signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208 million. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155 million cash and approximately $53 million of AmeriGas Partners Common Units. The cash portion of the purchase price and transaction fees will be funded with approximately $55 million of long-term debt issued by AmeriGas Partners and approximately $108 million of first mortgage notes issued by the Operating Partnership. The transaction is subject to customary conditions, including regulatory approval, and is expected to close in March 2001.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended December 31, 2000 ("2000 three-month period") with the three months ended December 31, 1999 ("1999 three-month period") and (2) the twelve months ended December 31, 2000 ("2000 twelve-month period") with the twelve months ended December 31, 1999 ("1999 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2000 THREE-MONTH PERIOD COMPARED WITH 1999 THREE-MONTH PERIOD

--------------------------------------------------------------------------------
                                                                   Increase
Three Months Ended December 31,           2000      1999          (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
  Revenues                               $ 432.5   $ 301.0    $ 131.5     43.7 %
  Total margin                           $ 167.7   $ 142.3    $  25.4     17.8 %
  EBITDA (c)                             $  75.3   $  54.2    $  21.1     38.9 %
  Operating income                       $  56.8   $  37.7    $  19.1     50.7 %
  Retail gallons sold (millions)           257.0     233.7       23.3     10.0 %
  Degree days - % colder (warmer)
   than normal (a)                          13.4     (14.1)        --       --

GAS UTILITY:
  Revenues                               $ 146.0   $ 102.0    $  44.0     43.1 %
  Total margin (b)                       $  53.6   $  47.9    $   5.7     11.9 %
  EBITDA (c)                             $  35.5   $  32.7    $   2.8      8.6 %
  Operating income                       $  30.6   $  27.8    $   2.8     10.1 %
  System throughput - billions of
   Cubic feet ("bcf")                       24.2      22.1        2.1      9.5 %
  Degree days - % colder (warmer)
   than normal                              10.0     (12.2)        --       --

ELECTRIC UTILITY:
  Revenues                               $  20.5   $  19.2    $   1.3      6.8 %
  Total margin (b)                       $   8.7   $  11.0    $  (2.3)   (20.9)%
  EBITDA (c)                             $   3.8   $   6.8    $  (3.0)   (44.1)%
  Operating income                       $   2.8   $   6.0    $  (3.2)   (53.3)%
  Sales - millions of kilowatt hours
  ("gwh")                                  241.8     225.5       16.3      7.2 %

ENERGY SERVICES:
  Revenues                               $ 111.5   $  29.8    $  81.7    274.2 %
  Total margin                           $   2.5   $   1.5    $   1.0     66.7 %
  EBITDA (c)                             $   1.6   $   0.8    $   0.8    100.0 %
  Operating income                       $   1.5   $   0.7    $   0.8    114.3 %

INTERNATIONAL PROPANE:
  Revenues                               $  13.9   $  13.9    $    --       -- %
  Total margin                           $   4.9   $   5.8    $  (0.9)   (15.5)%
  EBITDA (c) (d)                         $   0.3   $   0.6    $  (0.3)   (50.0)%
  Operating loss (d)                     $   0.8   $   0.5    $   0.3     60.0 %
--------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

(a) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.
(b) Gas and Electric utilities' total margin represents revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue related taxes are included in "Utility taxes other than incomes taxes" on the condensed consolidated statements of income. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas.
(c) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles.
(d)   Includes equity in net income (loss) of international joint ventures.

AMERIGAS PROPANE. Based upon national heating degree day data, temperatures in the 2000 three-month period were 13.4% colder than normal compared with weather that was 14.1% warmer than normal in the prior year. Retail volumes of propane sold increased 23.3 million gallons (10.0%) primarily as a result of the colder weather. Retail volumes sold in the prior-year period were impacted by the acceleration of purchases by some customers resulting from the anticipation of Year 2000 ("Y2K") disruptions. The Partnership estimates that approximately 5 million to 10 million gallons sold during the 1999 three-month period may have been a result of Y2K.

Total revenues from retail propane sales increased $97.3 million reflecting a $73.3 million increase as a result of higher selling prices and a $24.0 million increase as a result of higher retail volumes sold. Wholesale propane revenues increased $38.3 million reflecting a $21.5 million increase due to higher selling prices and a $16.8 million increase as a result of higher wholesale volumes. The higher retail and wholesale selling prices resulted from significantly higher propane supply prices. Other revenues decreased $4.1 million primarily reflecting lower revenues from appliance sales and service and the impact of the change in accounting for tank installation costs on tank installation revenue. Cost of sales in the 2000 three-month period increased $106.1 million as a result of higher propane supply prices and greater retail and wholesale volumes.

Total margin increased $25.4 million in the 2000 three-month period reflecting the impact of the higher retail volumes and higher average retail unit margins. Increasing selling prices during the 2000 three-month period, along with derivative hedging gains and favorably priced supply arrangements, enabled the Partnership to record higher average unit margins while maintaining competitive prices.

The increase in EBITDA and operating income during the 2000 three-month period principally reflects the higher total margin. Operating expenses of the Partnership were $93.8 million in the 2000 three-month period compared with $89.5 million in the prior year which includes $3.1 million of expenses associated with the installation of Partnership-owned tanks at customer

                        UGI CORPORATION AND SUBSIDIARIES

locations. In the 2000 three-month period, such costs were capitalized in accordance with the Partnership's change in accounting principle. Adjusting for these expenses in the prior-year period, operating expenses increased $7.4 million reflecting higher volume-driven distribution expenses, including vehicle fuel and repair expenses and greater compensation costs, and growth expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in fiscal 2000. Depreciation and amortization expense increased $2.0 million reflecting approximately $1.1 million of depreciation associated with tank installation costs and greater acquisition-related depreciation and amortization.

GAS UTILITY. Weather in Gas Utility's service territory during the 2000 three-month period was 10.0% colder than normal compared to weather that was 12.2% warmer than normal in the prior-year period. The colder weather was a major factor in a 2.1 bcf (9.5%) increase in total Gas Utility system throughput.

The $44.0 million increase in Gas Utility revenues reflects the impact of (1) higher average purchased gas cost ("PGC") rates in effect during the 2000 three-month period and (2) higher sales to firm residential, commercial and industrial ("core market") customers. The higher PGC rates reflect significantly higher costs for natural gas in the 2000 three-month period. Gas Utility cost of gas was $92.4 million in the 2000 three-month period compared to $50.0 million in the prior-year period reflecting the higher PGC rates and higher sales to core market customers.

The increase in Gas Utility total margin reflects a $5.3 million increase in core market margin resulting from the higher core market sales. Margin from interruptible customers decreased $0.6 million to $5.7 million in the 2000 three-month period reflecting the impact of higher natural gas prices on interruptible customer unit margins.

Gas Utility EBITDA and operating income each increased $2.8 million reflecting the previously mentioned increase in total margin and slightly higher other income partially offset by a $3.5 million increase in operating and administrative expenses. The increase in operating and administrative expenses principally reflects higher charges for uncollectible accounts and greater distribution system maintenance expenses.

ELECTRIC UTILITY. The increase in kilowatt-hour sales in the 2000 three-month period reflects the impact on sales resulting from weather that was 21.5% colder than the prior year. Electric Utility revenues increased principally as a result of the higher sales. Electric Utility cost of sales was $10.9 million in the 2000 three-month period, an increase of $3.5 million from the prior year, reflecting higher per unit purchased power costs and, to a lesser extent, the higher sales.

Total margin decreased $2.3 million as a result of the higher purchased power costs. EBITDA and operating income were lower than in the prior-year period reflecting (1) the decrease in total margin and (2) lower other income.

ENERGY SERVICES. Revenues from Energy Services increased substantially from the prior year three-month period reflecting higher natural gas prices and acquisition-related volume growth. Natural gas volumes increased more than 90% principally as a result of acquisitions completed in

                        UGI CORPORATION AND SUBSIDIARIES

fiscal 2000. Total margin, EBITDA and operating income were higher in the 2000 three-month period as a result of the acquisition-related increase in total volumes sold.

INTERNATIONAL PROPANE. International Propane results principally reflect the results of FLAGA. The results of FLAGA in the 2000 three-month period were adversely impacted by weather that was 19% warmer than normal and sales volumes that were approximately 14% lower than in the prior-year period. The decrease in total margin principally reflects the impact of foreign currency exchange rate differences as well as the effects of the lower volumes sold. The decline in EBITDA and increase in operating loss reflects the decline in total propane margin.

CORPORATE & OTHER AND OTHER ENTERPRISES. Corporate & Other operating income was $1.4 million in the 2000 three-month period compared to $0.4 million in the prior-year period principally reflecting higher interest income on short-term investments. Other Enterprises' operating loss decreased to $0.3 million in the 2000 three-month period from $1.4 million in the prior year reflecting income from Enterprises' HVAC business acquired in late fiscal 2000 and improved results from Hearth USA(TM).

INTEREST EXPENSE. Interest expense was $26.4 million in the 2000 three month period compared to $23.8 million in the prior-year period principally reflecting a $2.0 million increase in Partnership interest expense from higher levels of long-term debt outstanding and greater borrowings under the Partnership's Acquisition Facility.

                        UGI CORPORATION AND SUBSIDIARIES

2000 TWELVE-MONTH PERIOD COMPARED WITH 1999 TWELVE-MONTH PERIOD

--------------------------------------------------------------------------------
                                                                   Increase
Twelve Months Ended December 31,         2000       1999          (Decrease)
--------------------------------------------------------------------------------
(Millions of Dollars)
AMERIGAS PROPANE:
  Revenues                             $1,251.6   $  935.7   $  315.9     33.8 %
  Total margin                         $  517.2   $  490.7   $   26.5      5.4 %
  EBITDA                               $  179.7   $  162.2   $   17.5     10.8 %
  Operating income                     $  109.3   $   95.5   $   13.8     14.5 %
  Retail gallons sold (millions)          794.5      796.2       (1.7)    (0.2)%
  Degree days - % warmer than normal        3.7       11.0         --       --

GAS UTILITY:
  Revenues                             $  403.0   $  353.0   $   50.0     14.2 %
  Total margin                         $  176.5   $  165.3   $   11.2      6.8 %
  EBITDA                               $  108.1   $   93.5   $   14.6     15.6 %
  Operating income                     $   89.0   $   74.2   $   14.8     19.9 %
  System throughput - billions of
   Cubic feet ("bcf")                      81.9       77.9        4.0      5.1 %
  Degree days - % warmer than normal        2.0       11.0         --       --

ELECTRIC UTILITY:
  Revenues                             $   79.2   $   76.0   $    3.2      4.2 %
  Total margin                         $   38.2   $   39.9   $   (1.7)    (4.3)%
  EBITDA                               $   16.6   $   18.8   $   (2.2)   (11.7)%
  Operating income                     $   11.9   $   14.8   $   (2.9)   (19.6)%
  Sales - millions of kilowatt hours      923.5      902.8       20.7      2.3 %
    ("gwh")

ENERGY SERVICES:
  Revenues                             $  228.6   $   97.1   $  131.5    135.4 %
  Total margin                         $    7.2   $    6.4   $    0.8     12.5 %
  EBITDA                               $    3.8   $    2.8   $    1.0     35.7 %
  Operating income                     $    3.6   $    2.7   $    0.9     33.3 %

INTERNATIONAL PROPANE:
  Revenues                             $   50.5   $   13.9   $   36.6       N.M.
  Total margin                         $   19.9   $    5.8   $   14.1       N.M.
  EBITDA                               $    1.6   $    0.6   $    1.0       N.M.
  Operating loss                       $    3.0   $    0.5   $    2.5       N.M.
--------------------------------------------------------------------------------

N.M. - Not Meaningful.

                        UGI CORPORATION AND SUBSIDIARIES

AMERIGAS PROPANE. Temperatures based upon heating degree days during the 2000 twelve-month period were 3.7% warmer than normal but 8.6% colder than the prior-year period. Retail propane gallons sold were 1.7 million gallons lower as a slight decline in heating-related sales were virtually offset by higher motor fuel and PPX(R) sales. The Partnership estimates that 5 million to 10 million gallons of retail propane sales in the 1999 twelve-month period were a result of customers accelerating deliveries in advance of Y2K. Wholesale volumes of propane sold were higher in the 2000 twelve-month period due in large part to sales associated with propane product cost management activities.

Total revenues from retail propane sales increased $211.0 million due to significantly higher average propane selling prices. Wholesale propane revenues increased $104.7 million reflecting (1) a $65.2 million increase as a result of higher average wholesale prices and (2) a $39.5 million increase as a result of higher wholesale volumes sold. Nonpropane revenues in the 2000 twelve-month period were virtually unchanged as higher customer fees and PPX(R) cylinder sales revenues were offset by lower appliance and service revenue. Cost of sales increased $289.4 million reflecting the higher propane product costs and greater wholesale volumes.

Total margin increased $26.5 million due to (1) higher average retail unit margins and (2) greater volumes sold to higher margin PPX(R) customers. Unit margins late in the 2000 twelve-month period benefited from derivative hedging gains and favorably priced supply arrangements.

EBITDA increased $17.5 million in the 2000 twelve-month period as the increase in total margin was partially offset by an $11.4 million increase in the Partnership's operating expenses. The higher operating expenses reflect incremental expenses from growth and operational initiatives, higher vehicle fuel and lease expenses, and greater uncollectible account expenses. Growth and operational initiatives include PPX(R), acquiring retail propane businesses, and developing and implementing more efficient methods of operating our core propane distribution business. Operating income increased $13.8 million reflecting the higher total margin partially offset by the higher operating expenses and greater depreciation and amortization expense principally associated with acquisitions.

GAS UTILITY. Weather in Gas Utility's service territory was 2.0% warmer than normal in the 2000 twelve-month period and 9.9% colder than in the prior-year period. The increase in system throughput resulted from higher heating-related sales to core market customers and higher interruptible delivery service volumes.

The increase in Gas Utility revenues includes a $41.8 million increase in core market revenues reflecting higher average PGC rates and higher sales partially offset by the impact on revenues resulting from the elimination of the gross receipts tax effective January 1, 2000 pursuant to the Gas Competition Act. Gas utility cost of gas was $226.6 million in the 2000 twelve-month period compared with $174.3 million in the 1999 twelve-month period reflecting higher PGC rates resulting from increased natural gas prices and greater core market sales.

                        UGI CORPORATION AND SUBSIDIARIES

Gas Utility total margin increased $11.2 million principally reflecting (1) an $8.1 million increase in core market margin and (2) a $3.2 million increase in interruptible retail and delivery service margin.

Gas Utility EBITDA and operating income each increased $14.6 million and $14.8 million, respectively, principally a result of (1) the higher total margin and
(2) a $3.9 million increase in other income. Gas Utility's net operating expenses in the 2000 twelve-month period were about equal to the prior-year period, notwithstanding an increase in distribution system maintenance and uncollectible customer account expenses, due to $4.5 million of income from insurance litigation settlements.

ELECTRIC UTILITY. Electric sales for the 2000 twelve-month period increased 2.3% on heating-season weather that was colder than in the prior-year period. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from wholesale transmission services which were unbundled as a result of electric customer choice. Cost of sales increased to $37.4 million from $32.9 million reflecting (1) higher per unit purchased power costs during the 2000 three-month period; (2) costs associated with wholesale transmission services; and (3) the higher 2000 twelve-month period sales.

Electric Utility total margin decreased $1.7 million as a result of the higher purchased power costs experienced primarily during the 2000 three-month period. EBITDA and operating income during the 2000 twelve-month period were lower principally reflecting the lower total margin, a decrease in other income and, with respect to operating income, higher depreciation charges associated with electric generation facilities.

ENERGY SERVICES. Energy Services revenues increased dramatically in the 2000 twelve-month period reflecting higher natural gas prices and greater acquisition-related sales volumes. Total margin, EBITDA and operating income were higher as a result of the significant increase in sales in the 2000 twelve-month period.

INTERNATIONAL PROPANE. International Propane results in the 2000 twelve-month period include full year results for FLAGA while the prior-year period includes results for FLAGA only from the date of acquisition on September 21, 1999. As a result, revenues, total margin, EBITDA and operating loss comparisons for the twelve-month periods ended December 31, 2000 and 1999 are not meaningful.

CORPORATE & OTHER AND OTHER ENTERPRISES. Corporate & Other operating income in both twelve-month periods principally includes interest income on short-term investments and, in the 2000 twelve-month period, income from the sale of certain equity securities. The decrease in operating loss from other Enterprises in the 2000 twelve-month period reflects lower due diligence expenses associated with international propane business opportunities and income from Enterprises' HVAC business acquired in late fiscal 2000.

                        UGI CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE. Interest expense increased $13.9 million in the 2000 twelve-month period principally as a result of greater levels of Partnership long-term debt outstanding and the full-year's interest on FLAGA debt.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,288.0 million at December 31, 2000 compared to $1,250.3 million at September 30, 2000. The increase is primarily a result of UGI Utilities' issuance of $20 million of five-year notes under its Medium-Term Note program. The notes bear interest at a rate of 7.135%. The proceeds were used for working capital purposes. The Operating Partnership expects to refinance $58 million of maturing First Mortgage Notes in April 2001.

In October 2000, the Partnership issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of approximately $40.6 million were used by the Partnership to reduce Bank Credit Agreement borrowings and for working capital purposes. As a result of the Partnership's public offering, at December 31, 2000 the Company holds an effective 55.5% interest in the Operating Partnership.

During the three months ended December 31, 2000, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") for the quarter ended September 30, 2000. The MQD for the quarter ended December 31, 2000 will be paid on February 18, 2001 to holders of record on February 9, 2001. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 2000 are not necessarily indicative of the cash flows to be expected for a full year. Included in consolidated cash and short-term investments at December 31, 2000 and 1999 are $64.4 million and $38.1 million, respectively, of cash and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash used by operating activities during the three months ended December 31, 2000 totaled $16.3 million compared with $29.3 million during the prior-year three-month period. Cash used to fund changes in working capital totaled $86.6 million in the 2000 three-month period compared with $79.3 million in the prior year. Changes in working capital during the three months

                        UGI CORPORATION AND SUBSIDIARIES

ended December 31, 2000 reflect significant increases in accounts receivable (due to greater natural gas and propane sales volumes and higher natural gas and propane product costs) and a substantial increase in accounts payable. Cash flow from operating activities before changes in working capital increased $20.3 million reflecting the 2000 three-month period's improved results.

INVESTING ACTIVITIES. Cash spent for property, plant and equipment totaled $17.7 million in the 2000 three-month period compared to $14.2 million in the prior year. The increase reflects in large part the capitalization of approximately $2.1 million of Partnership tank installation costs resulting from the Partnership's change in accounting for such costs. During the 2000 three-month period, the Company contributed $6.0 million in cash to Hunlock Creek Energy Ventures in addition to the net assets of Electric Utility's Hunlock Creek generating station (see "Formation of Hunlock Creek Energy Ventures" below).

FINANCING ACTIVITIES. During the three month periods ended December 31, 2000 and 1999, we paid cash dividends on Common Stock of $10.4 million and $10.2 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as on the Common and Subordinated units we own). During the 2000 three-month period, the Partnership received net proceeds of $39.8 million from its public offering of 2,300,000 Common Units. In addition, UGI Utilities issued $20 million of five-year notes under its Medium-Term Note program.

CHANGES IN ACCOUNTING

Effective October 1, 2000 (1) the Company adopted SFAS 133; (2) the Partnership applied the guidance of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees; and (3) the Partnership changed its method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $4.5 million increase in net income for the quarter ended December 31, 2000 which amount is reflected on the Condensed Consolidated Statements of Income as "cumulative effect of accounting changes."

The adoption of SFAS 133 resulted in a cumulative effect charge to net income of $0.3 million and a cumulative effect increase to accumulated other comprehensive income of $7.1 million which amount represents the fair value of derivative instruments qualifying and designated as cash flow hedges on October 1, 2000. Because the Company's derivative instruments historically have been highly effective in hedging exposure to changes in cash flows associated with forecasted purchases or sales of natural gas and propane, changes in the fair value of propane inventories, and changes in the risk-free rate of interest on forecasted issuances of debt, we do not expect SFAS 133 will have a material impact on our future results of operations. However, if such instruments are not deemed highly effective in the future, or if the Company uses derivative instruments that do not meet the stringent requirements for hedge accounting under SFAS 133, future results could reflect greater volatility.

The adoption of SAB 101 resulted in a cumulative effect charge to net income of $2.1 million representing the impact on prior periods resulting from the application of SAB 101 as it relates to

                        UGI CORPORATION AND SUBSIDIARIES

the Partnership's method of recognizing revenue associated with nonrefundable fees for installed Partnership-owned tanks. Prior to October 1, 2000, such fees, which are generally received annually, were recorded as revenue when billed. In accordance with SAB 101, the Partnership now records such nonrefundable fees on a straight-line basis over one year. The adoption of this revenue recognition method is not expected to materially impact the Company's future financial condition or results of operations.

In order to more appropriately match the costs of installing Partnership-owned tanks at customer locations with the associated periods of benefit, the Partnership changed its method of accounting for tank installation costs. Previously, such costs were expensed as incurred. Effective October 1, 2000, such costs are capitalized and amortized using an accelerated method that reflects the attrition of the Partnership's customers. The change in accounting for tank installation costs resulted in a cumulative effect increase to net income of $6.9 million representing the impact on prior periods resulting from the accounting change.

For a more detailed discussion of these accounting changes, see Note 3 to Condensed Consolidated Financial Statements.

FORMATION OF HUNLOCK CREEK ENERGY VENTURES

On December 8, 2000, UGI Development Company, through a subsidiary, contributed its coal-fired Hunlock Creek generating station ("Hunlock"), certain related assets, and approximately $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc., ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly-constructed, gas-fired combustion turbine generator to be operated at the Hunlock Site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The formation of the joint venture did not materially impact the Company's results of operations during the three months ended December 31, 2000.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the Pennsylvania Public Utility Commission issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also provides that effective October 1, 2000, Gas Utility must reduce its PGC rates by an amount sufficient to result in a total reduction in PGC revenues of $16.7 million in the first year of the base rate increase. As a result of the increase in base rates and the PGC refund mechanism described above, Gas Utility's operating results will be more sensitive to the effects of heating-season weather beginning in fiscal 2001.

                        UGI CORPORATION AND SUBSIDIARIES


Beginning in fiscal 2002, Gas Utility is required to reduce its PGC rates by an amount equal to the revenues it receives from customers served under interruptible rates who do not obtain their own pipeline capacity. As a result, Gas Utility expects that beginning in fiscal 2002 operating results will be less sensitive to the market prices of alternative fuels than in prior fiscal years.

SUBSEQUENT EVENT

On January 30, 2001, the Partnership signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208 million. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155 million cash and approximately $53 million of AmeriGas Partners Common Units. The cash portion of the purchase price and transaction fees will be funded with approximately $55 million of long-term debt issued by AmeriGas Partners and approximately $108 million of first mortgage notes issued by the Operating Partnership. The transaction is subject to customary conditions, including regulatory approval, and is expected to close in March 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) fluctuations in market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on promptly increases in such costs to customers. There is no assurance, however, that the Partnership will be able to do so. In order to manage a portion of the Partnership's propane market price risk, it uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Due to competitive and business conditions in the markets it serves, FLAGA is less able than the Partnership to recover promptly increases in product costs. FLAGA does not currently use derivative commodity instruments to hedge propane market risk. In order to manage market price risk relating to substantially all of Energy Services' forecasted purchases of natural gas it sells under firm commitments, we purchase exchange-traded natural gas futures contracts. In addition, we occasionally utilize a managed program of derivative instruments including natural gas and oil futures contracts to preserve gross margin associated with certain of our natural gas customers. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

The current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

                        UGI CORPORATION AND SUBSIDIARIES


Electric Utility purchases electricity it does not otherwise produce, representing approximately 50% of its electric power needs in 2000, under power supply arrangements of varying length terms with other producers and on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. Because Electric Utility's generation rates are capped through approximately December 2002 under its Restructuring Order, any increases in the cost of electricity will negatively impact Electric Utility's results.

We have market risk exposure from changes in interest rates on floating rate borrowings under the Operating Partnership's Bank Credit Agreement, UGI Utilities' revolving credit agreements and substantially all of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At December 31, 2000, combined borrowings under these facilities totaled $302 million. Based upon average borrowings under these agreements during fiscal 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense on an annual basis by $2.5 million. We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

We do not currently use derivative instruments to hedge foreign currency exposure associated with our current investments in international propane operations, principally FLAGA. As a result, the U.S. dollar value of our foreign denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates has been significantly limited, however, because our net investment in FLAGA, our principal international propane operation, was financed with EURO denominated debt. On occasion we may enter into foreign currency exchange contracts associated with anticipated investments in foreign ventures.

                        UGI CORPORATION AND SUBSIDIARIES


The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2000. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon; (2) the market price of natural gas of 50 cents a dekatherm; (3) interest rates on ten-year U.S. treasury notes of 100 basis points; and (4) EURO conversion rates of 10%.

--------------------------------------------------------------------------------
                                                        Fair        Change in
                                                        Value       Fair Value
--------------------------------------------------------------------------------
(Millions of dollars)
December 31, 2000:
   Propane commodity price risk                         $18.4         $(7.5)
   Natural gas commodity price risk                      13.9          (2.4)
   Interest rate risk                                    (0.5)         (6.2)
   Exchange rate risk - EURO                              0.2          (1.0)
--------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            10.1 Service Agreement by and among UGI Development Company and Hunlock Creek Energy Ventures dated December 9, 2000, incorporated by reference to Exhibit 10.1 to UGI Utilities, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2000

            10.2 Service Agreement by and among Allegheny Energy Supply Company, LLC and Hunlock Creek Energy Ventures dated December 9, 2000, incorporated by reference to Exhibit 10.2 to UGI Utilities, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2000

              18  Letter re: change in accounting principles

              27  Financial Data Schedule

      (b) The Company filed a Current Report on Form 8-K dated November 10, 2000 to give advance notice of the webcast of its regular earnings conference call under Item 5 of the Report.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              UGI Corporation
                                    ------------------------------------
                                               (Registrant)








Date:  February 12, 2001            By:   /s/ A.J. Mendicino
------------------------            -----------------------------------------
                                    A. J. Mendicino, Vice President - Finance
                                    and Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT NO.                        Description
    -----------                        -----------

        18                Letter re: change in accounting principles

        27                Financial data schedule