Form 10-Q
period 2001-03-31
UGI CORP /PA/
filed 2001-05-15
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           At April 30, 2001, there were 27,112,256 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                       PAGES
                                                                                                       -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 2001,
                        September 30, 2000 and March 31, 2000                                               1

                   Condensed Consolidated Statements of Income for the three, six
                        and twelve months ended March 31, 2001 and 2000                                     2

                   Condensed Consolidated Statements of Cash Flows for the
                        six and twelve months ended March 31, 2001 and 2000                                 3

                   Notes to Condensed Consolidated Financial Statements                                4 - 14

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                           15 - 31

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                         31 - 33

PART II OTHER INFORMATION

      Item 4.      Submission of Matters to a Vote of Security Holders                                     34

      Item 6.      Exhibits and Reports on Form 8-K                                                        35

      Signatures                                                                                           36

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                             March 31,     September 30,     March 31,
                                                                               2001            2000            2000
                                                                             ---------     -------------     ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                $   57.7        $   93.9        $   60.4
    Short-term investments, at cost which approximates market value               3.6             7.8             4.3
    Accounts receivable (less allowance for doubtful accounts of
        $17.8, $9.3 and $10.2, respectively)                                    348.1           165.7           202.9
    Accrued utility revenues                                                     27.3            10.5            16.2
    Inventories                                                                  87.5           117.4            66.0
    Deferred income taxes                                                        16.0             8.8            19.1
    Utility regulatory assets                                                      --             7.2              --
    Prepaid expenses and other current assets                                    17.3            19.0            20.5
                                                                             --------        --------        --------
      Total current assets                                                      557.5           430.3           389.4

Investments:
    Investment in equity investees                                               41.8             5.5             6.0
    Other investments                                                             4.6             1.7             3.0
                                                                             --------        --------        --------
      Total investments                                                          46.4             7.2             9.0

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $616.1, $578.9 and $548.3, respectively)              1,085.8         1,073.2         1,060.6

Intangible assets (less accumulated amortization of $203.7, $190.2 and
    $178.1, respectively)                                                       661.6           675.5           658.8
Utility regulatory assets                                                        54.7            55.1            57.0
Other assets                                                                     36.8            34.5            39.1
                                                                             --------        --------        --------
      Total assets                                                           $2,442.8        $2,275.8        $2,213.9
                                                                             ========        ========        ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $   71.6        $   85.9        $   25.2
    Operating Partnership bank loans                                             17.0            30.0             5.0
    UGI Utilities bank loans                                                     90.1           100.4            71.2
    Other bank loans                                                              9.8             4.3             6.8
    Accounts payable                                                            178.4           156.7           104.2
    Other current liabilities                                                   174.6           162.1           182.7
                                                                             --------        --------        --------
      Total current liabilities                                                 541.5           539.4           395.1

Long-term debt                                                                1,074.2         1,029.7         1,042.8
Deferred income taxes                                                           176.8           169.9           169.3
Other noncurrent liabilities                                                     78.4            92.5            81.4

Commitments and contingencies (note 4)

Minority interest in AmeriGas Partners                                          246.5           177.1           218.9

UGI Utilities redeemable preferred stock                                         20.0            20.0            20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                               394.5           394.5           394.6
    Retained earnings (accumulated deficit)                                      51.0            (4.9)           31.2
    Accumulated other comprehensive income (loss)                                (0.4)             --             0.4
    Unearned compensation - restricted stock                                     (0.2)           (0.7)           (1.2)
                                                                             --------        --------        --------
                                                                                444.9           388.9           425.0
    Treasury stock, at cost                                                    (139.5)         (141.7)         (138.6)
                                                                             --------        --------        --------
      Total common stockholders' equity                                         305.4           247.2           286.4
                                                                             --------        --------        --------
      Total liabilities and stockholders' equity                             $2,442.8        $2,275.8        $2,213.9
                                                                             ========        ========        ========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)


                                                       Three Months Ended          Six Months Ended           Twelve Months Ended
                                                            March 31,                  March 31,                   March 31,
                                                     ----------------------    ------------------------    ------------------------
                                                        2001         2000         2001          2000          2001          2000
                                                     ---------    ---------    ----------    ----------    ----------    ----------
Revenues:
    AmeriGas Propane                                 $   557.4    $   388.9    $    989.9    $    689.9    $  1,420.1    $  1,019.7
    UGI Utilities                                        231.6        169.8         398.1         291.0         544.0         431.1
    International Propane                                 15.2         15.4          29.1          29.3          50.3          29.3
    Energy Services and other                            139.6         36.3         263.8          66.8         351.2         107.6
                                                     ---------    ---------    ----------    ----------    ----------    ----------
                                                         943.8        610.4       1,680.9       1,077.0       2,365.6       1,587.7
                                                     ---------    ---------    ----------    ----------    ----------    ----------
Costs and expenses:
    AmeriGas Propane cost of sales                       343.4        215.4         608.2         374.1         862.4         531.6
    UGI Utilities - gas, fuel and purchased power        155.8         92.4         259.1         149.9         327.3         212.3
    International Propane cost of sales                    8.5          9.1          17.5          17.2          30.0          17.2
    Energy Services and other cost of sales              130.2         34.4         246.4          63.0         328.9         100.5
    Operating and administrative expenses                138.4        121.0         268.0         238.9         490.3         449.7
    Utility taxes other than income taxes                  3.1          4.2           5.5          11.4          11.2          20.4
    Depreciation and amortization                         26.1         23.5          52.1          47.0         102.6          92.4
    Other income, net                                     (4.3)        (7.5)        (10.5)        (13.1)        (24.3)        (23.8)
                                                     ---------    ---------    ----------    ----------    ----------    ----------
                                                         801.2        492.5       1,446.3         888.4       2,128.4       1,400.3
                                                     ---------    ---------    ----------    ----------    ----------    ----------

Operating income                                         142.6        117.9         234.6         188.6         237.2         187.4
Merger fee income, net                                      --           --            --            --            --          21.5
Interest expense                                         (26.2)       (24.0)        (52.6)        (47.8)       (103.3)        (90.3)
Minority interest in AmeriGas Partners                   (33.6)       (20.6)        (49.9)        (28.6)        (27.6)         (8.7)
                                                     ---------    ---------    ----------    ----------    ----------    ----------
Income before income taxes, subsidiary preferred
    stock dividends and accounting changes                82.8         73.3         132.1         112.2         106.3         109.9
Income tax expense                                       (36.9)       (34.1)        (58.7)        (51.5)        (47.3)        (48.2)
Dividends on UGI Utilities Series Preferred Stock         (0.4)        (0.4)         (0.8)         (0.8)         (1.6)         (1.6)
                                                     ---------    ---------    ----------    ----------    ----------    ----------
Income before accounting changes                          45.5         38.8          72.6          59.9          57.4          60.1
Cumulative effect of accounting changes, net                --           --           4.5            --           4.5            --
                                                     ---------    ---------    ----------    ----------    ----------    ----------
Net income                                           $    45.5    $    38.8    $     77.1    $     59.9    $     61.9    $     60.1
                                                     =========    =========    ==========    ==========    ==========    ==========

Earnings per share:
    Basic:
      Income before accounting changes               $    1.68    $    1.42    $     2.68    $     2.19    $     2.12    $     2.05
      Cumulative effect of accounting changes, net          --           --          0.17            --          0.16            --
                                                     ---------    ---------    ----------    ----------    ----------    ----------
      Net income                                     $    1.68    $    1.42    $     2.85    $     2.19    $     2.28    $     2.05
                                                     =========    =========    ==========    ==========    ==========    ==========

    Diluted:
      Income before accounting changes               $    1.67    $    1.42    $     2.67    $     2.19    $     2.11    $     2.05
      Cumulative effect of accounting changes, net          --           --          0.16            --          0.17            --
                                                     ---------    ---------    ----------    ----------    ----------    ----------
      Net income                                     $    1.67    $    1.42    $     2.83    $     2.19    $     2.28    $     2.05
                                                     =========    =========    ==========    ==========    ==========    ==========

Average common shares outstanding:
    Basic                                               27.113       27.286        27.090        27.312        27.109        29.272
                                                     =========    =========    ==========    ==========    ==========    ==========

    Diluted                                             27.290       27.286        27.235        27.331        27.208        29.317
                                                     =========    =========    ==========    ==========    ==========    ==========

Dividends declared per share                         $  0.3875    $   0.375    $    0.775    $     0.75    $     1.55    $     1.49
                                                     =========    =========    ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)



                                                                     Six Months Ended             Twelve Months Ended
                                                                         March 31,                     March 31,
                                                                  ----------------------        ----------------------
                                                                   2001           2000           2001           2000
                                                                  -------        -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  77.1        $  59.9        $  61.9        $  60.1
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                52.1           47.0          102.6           92.4
        Cumulative effect of accounting changes                      (4.5)            --           (4.5)            --
        Minority interest in AmeriGas Partners                       49.9           28.6           27.6            8.7
        Deferred income taxes, net                                   (3.9)          (4.7)           4.0            6.2
        Other, net                                                   (6.2)           0.4            9.2            0.9
                                                                  -------        -------        -------        -------
                                                                    164.5          131.2          200.8          168.3
        Net change in:
          Accounts receivable and accrued utility revenues         (211.1)        (114.5)        (160.0)         (42.4)
          Inventories and prepaid propane purchases                  28.7           23.4          (20.8)         (12.7)
          Deferred fuel costs                                        10.8           15.5           (8.5)          (1.8)
          Accounts payable                                           20.4            3.9           68.5           21.2
          Other current assets and liabilities                        2.9           15.3           (5.9)          (9.7)
                                                                  -------        -------        -------        -------
        Net cash provided by operating activities                    16.2           74.8           74.1          122.9
                                                                  -------        -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                  (36.1)         (30.5)         (76.6)         (68.1)
    Net proceeds from disposals of assets                             1.7            1.6            8.5            4.3
    Acquisitions of businesses, net of cash acquired                 (0.1)         (14.8)         (50.6)         (89.4)
    Investments in equity investees                                 (32.6)            --          (32.6)            --
    Short-term investments decrease                                   4.2           10.8            0.7           17.4
    Other, net                                                       (2.8)          (0.7)          (3.0)          (0.7)
                                                                  -------        -------        -------        -------
        Net cash used by investing activities                       (65.7)         (33.6)        (153.6)        (136.5)
                                                                  -------        -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on Common Stock                                       (21.0)         (20.4)         (41.8)         (44.3)
    Distributions on Partnership public Common Units                (22.1)         (19.6)         (41.6)         (39.1)
    Issuance of long-term debt                                       54.3          134.9          129.1          235.6
    Repayment of long-term debt                                     (22.6)         (76.0)         (42.0)         (84.2)
    AmeriGas Propane bank loans increase (decrease)                 (13.0)         (17.0)          12.0             --
    UGI Utilities bank loans increase (decrease)                    (10.3)         (16.2)          18.9           (1.6)
    Other bank loans  increase (decrease)                             6.3           (4.5)           4.0           (4.5)
    Issuance of Partnership public Common Units                      39.8             --           39.8             --
    Issuance of Common Stock                                          1.9            2.4            3.3            5.0
    Repurchases of Common Stock                                        --           (4.9)          (4.7)        (121.1)
                                                                  -------        -------        -------        -------
        Net cash provided (used) by financing activities             13.3          (21.3)          77.0          (54.2)
                                                                  -------        -------        -------        -------
    FOREIGN CURRENCY EXCHANGE EFFECT ON CASH:                          --             --           (0.2)            --
                                                                  -------        -------        -------        -------

Cash and cash equivalents increase (decrease)                     $ (36.2)       $  19.9        $  (2.7)       $ (67.8)
                                                                  =======        =======        =======        =======

Cash and cash equivalents:
    End of period                                                 $  57.7        $  60.4        $  57.7        $  60.4
    Beginning of period                                              93.9           40.5           60.4          128.2
                                                                  -------        -------        -------        -------
      Increase (decrease)                                         $ (36.2)       $  19.9        $  (2.7)       $ (67.8)
                                                                  =======        =======        =======        =======


During the twelve months ended March 31, 2001 and 2000, UGI Utilities, Inc. paid cash dividends to UGI of $42.8 and $33.0, respectively. During the twelve months ended March 31, 2001 and 2000, AmeriGas, Inc. paid cash dividends to UGI of $50.5 and $48.5, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $41.8 and $44.3, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


1.       BASIS OF PRESENTATION

         UGI Corporation ("UGI") is a holding company that operates gas and electric utility, propane distribution, energy marketing and related businesses through subsidiaries. Our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric distribution utility and electricity generation business (collectively, "Electric Utility") in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." In October 2000, AmeriGas Partners issued 2,300,000 Common Units in a public offering for net cash proceeds of approximately $40 million. As a result of this issuance, at March 31, 2001, UGI, through subsidiaries, holds an effective 2% general partner interest and a 53.5% limited partner interest in the Operating Partnership. Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"), (2) owns and operates a heating, ventilation and air-conditioning service business ("HVAC") and a retail hearth, spa and grill products business in the Middle Atlantic region of the U.S. ("Hearth USA(TM)"), and (3) participates in propane joint-venture businesses in France and China.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2000 ("Company's 2000 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

                        UGI CORPORATION AND SUBSIDIARIES

                                  (unaudited)
                (Millions of dollars, except per share amounts)

         Comprehensive income, which comprises net income and other comprehensive income, for the three and six months ended March 31, 2001 was $26.6 million and $76.7 million, respectively. Other comprehensive loss of $18.9 million in the three months ended March 31, 2001 is principally a result of the reclassification of derivative hedge gains to net income. Other comprehensive income in the three and six months ended March 31, 2000 was less than $0.5 million.

2.       SEGMENT INFORMATION

         Based upon SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that the Company has five business segments: (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Utility; (4) Energy Services; and (5) an international propane segment comprising FLAGA and our international propane equity investments ("International Propane").

         The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2000 Annual Report and those described in Note 3 below. We evaluate our AmeriGas Propane and International Propane segments' performance principally based on their earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). Although we use EBITDA to evaluate these segments' performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the U.S. We evaluate the performance of Gas Utility, Electric Utility, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2. SEGMENT INFORMATION (CONTINUED)


Three Months Ended March 31, 2001:


                                                      AmeriGas     Gas    Electric   Energy   International       Other       Corp.
                                    Total    Elims.    Propane   Utility  Utility   Services     Propane     Enterprises(a)  & Other
                                  ---------  -------  ---------  -------  --------  --------  -------------  --------------  -------
Revenues                          $  943.8   $ (0.9)  $  557.4   $209.2   $  22.4   $ 129.6     $   15.2        $   10.0     $  0.9
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment profit (loss):
  EBITDA                          $  168.7   $ (0.4)  $  113.3   $ 47.8   $   4.7   $   3.5     $    0.7        $   (0.9)    $   --
  Depreciation and amortization      (26.1)      --      (18.6)    (5.1)     (0.8)       --         (1.1)           (0.4)      (0.1)
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Operating income (loss)            142.6     (0.4)      94.7     42.7       3.9       3.5         (0.4)           (1.3)      (0.1)
  Interest expense                   (26.2)     0.4      (19.8)    (4.3)     (0.7)     (0.1)        (1.3)           (0.3)      (0.1)
  Minority interest                  (33.6)      --      (33.6)      --        --        --           --              --         --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Income (loss) before income
    taxes, subsidiary preferred
    stock dividends, and
    accounting changes            $   82.8   $   --   $   41.3   $ 38.4   $   3.2   $   3.4     $   (1.7)       $   (1.6)    $ (0.2)
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment assets (at period end)    $2,442.8   $(43.3)  $1,381.1   $695.2   $ 103.2   $  58.6     $  140.5        $   30.9     $ 76.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Investment in equity  investees   $   41.8   $   --   $     --   $   --   $  10.9   $    --     $   30.9        $     --     $   --
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Three Months Ended March 31, 2000:

                                                      AmeriGas     Gas    Electric   Energy   International       Other       Corp.
                                    Total    Elims.    Propane   Utility  Utility   Services     Propane     Enterprises(a)  & Other
                                  ---------  -------  ---------  -------  --------  --------  -------------  --------------  -------
Revenues                          $  610.4   $ (0.8)  $  388.9   $148.8   $  21.0   $  35.7     $   15.4        $    0.6     $  0.8
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment profit (loss):
  EBITDA                          $  141.4   $   --   $   84.0   $ 49.7   $   5.0   $   0.9     $    1.3        $   (1.3)    $  1.8
  Depreciation and amortization      (23.5)      --      (16.8)    (4.5)     (1.2)       --         (0.9)           (0.1)        --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Operating income (loss)            117.9       --       67.2     45.2       3.8       0.9          0.4            (1.4)       1.8
  Interest expense                   (24.0)      --      (18.0)    (4.1)     (0.6)       --         (1.2)             --       (0.1)
  Minority interest                  (20.6)      --      (20.6)      --        --        --           --              --         --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Income (loss) before income
    taxes, subsidiary preferred
    stock dividends, and
    accounting changes            $   73.3   $   --   $   28.6   $ 41.1   $   3.2   $   0.9     $   (0.8)       $   (1.4)    $  1.7
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment assets (at period end)    $2,213.9   $(39.2)  $1,267.7   $637.9   $  98.9   $  20.6     $  124.4        $    6.0     $ 97.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Investment in equity  investees   $    6.0   $   --   $     --   $   --   $    --   $    --     $    6.0        $     --     $   --
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

         (a) Other Enterprises principally comprises Hearth USA (TM), HVAC, and Enterprises' corporate and general expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2. SEGMENT INFORMATION (CONTINUED)

Six Months Ended March 31, 2001:


                                                      AmeriGas     Gas    Electric   Energy   International       Other       Corp.
                                    Total    Elims.    Propane   Utility  Utility   Services     Propane       Enterprises   & Other
                                  ---------  -------  ---------  -------  --------  --------  -------------    -----------   -------
Revenues                          $1,680.9   $ (1.6)  $  989.9   $355.2   $  42.9   $ 241.1     $   29.1        $   22.7     $  1.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment profit (loss):
  EBITDA                          $  286.7   $ (0.6)  $  188.6   $ 83.3   $   8.5   $   5.1     $    1.0        $   (0.8)    $  1.6
  Depreciation and amortization      (52.1)      --      (37.1)   (10.0)     (1.8)     (0.1)        (2.2)           (0.8)      (0.1)
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Operating income (loss)            234.6     (0.6)     151.5     73.3       6.7       5.0         (1.2)           (1.6)       1.5
  Interest expense                   (52.6)     0.6      (39.8)    (8.7)     (1.4)     (0.1)        (2.5)           (0.5)      (0.2)
  Minority interest                  (49.9)      --      (49.9)      --        --        --           --              --         --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Income (loss) before income
    taxes, subsidiary preferred
    stock dividends, and
    accounting changes            $  132.1   $   --   $   61.8   $ 64.6   $   5.3   $   4.9     $   (3.7)       $   (2.1)    $  1.3
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment assets (at period end)    $2,442.8   $(43.3)  $1,381.1   $695.2   $ 103.2   $  58.6     $  140.5        $   30.9     $ 76.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Investment in equity  investees   $   41.8   $   --   $     --   $   --   $  10.9   $    --     $   30.9        $     --     $   --
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======



Six Months Ended March 31, 2000:


                                                      AmeriGas     Gas    Electric   Energy   International       Other       Corp.
                                    Total    Elims.    Propane   Utility  Utility   Services     Propane       Enterprises   & Other
                                  ---------  -------  ---------  -------  --------  --------  -------------    -----------   -------
Revenues                          $1,077.0   $ (1.6)  $  689.9   $250.8   $  40.2   $  65.5     $   29.3        $    1.3     $  1.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment profit (loss):
  EBITDA                          $  235.6   $   --   $  138.2   $ 82.4   $  11.8   $   1.7     $    1.9        $   (2.7)    $  2.3
  Depreciation and amortization      (47.0)      --      (33.3)    (9.4)     (2.0)     (0.1)        (2.0)           (0.1)      (0.1)
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Operating income (loss)            188.6       --      104.9     73.0       9.8       1.6         (0.1)           (2.8)       2.2
  Interest expense                   (47.8)      --      (36.0)    (8.3)     (1.1)       --         (2.1)             --       (0.3)
  Minority interest                  (28.6)      --      (28.6)      --        --        --           --              --         --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Income (loss) before income
    taxes, subsidiary preferred
    stock dividends, and
    accounting changes            $  112.2   $   --   $   40.3   $ 64.7   $   8.7   $   1.6     $   (2.2)       $   (2.8)    $  1.9
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment assets (at period end)    $2,213.9   $(39.2)  $1,267.7   $637.9   $  98.9   $  20.6     $  124.4        $    6.0     $ 97.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Investment in equity  investees   $    6.0   $   --   $     --   $   --   $    --   $    --     $    6.0        $     --     $   --
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2. SEGMENT INFORMATION (CONTINUED)

Twelve Months Ended March 31, 2001:


                                                      AmeriGas     Gas    Electric   Energy   International       Other       Corp.
                                    Total    Elims.    Propane   Utility  Utility   Services     Propane       Enterprises   & Other
                                  ---------  -------  ---------  -------  --------  --------  -------------    -----------   -------
Revenues                          $2,365.6   $ (3.1)  $1,420.1   $463.4   $  80.6   $ 322.5     $   50.3        $   28.7     $  3.1
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment profit (loss):
  EBITDA                          $  339.8   $ (0.6)  $  209.0   $106.2   $  16.3   $   6.4     $    1.0        $   (3.1)    $  4.6
  Depreciation and amortization     (102.6)      --      (72.2)   (19.7)     (4.3)     (0.2)        (4.8)           (1.2)      (0.2)
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Operating income (loss)            237.2     (0.6)     136.8     86.5      12.0       6.2         (3.8)           (4.3)       4.4
  Interest expense                  (103.3)     0.6      (78.5)   (16.6)     (2.5)     (0.1)        (5.2)           (0.5)      (0.5)
  Minority interest                  (27.6)      --      (27.6)      --        --        --           --              --         --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Income (loss) before income
    taxes, subsidiary preferred
    stock dividends, and
    accounting changes            $  106.3   $   --   $   30.7   $ 69.9   $   9.5   $   6.1     $   (9.0)       $   (4.8)    $  3.9
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment assets (at period end)    $2,442.8   $(43.3)  $1,381.1   $695.2   $ 103.2   $  58.6     $  140.5        $   30.9     $ 76.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Investment in equity  investees   $   41.8   $   --   $     --   $   --   $  10.9   $    --     $   30.9        $     --     $   --
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======



Twelve Months Ended March 31, 2000:


                                                      AmeriGas     Gas    Electric   Energy   International       Other       Corp.
                                    Total    Elims.    Propane   Utility  Utility   Services     Propane       Enterprises   & Other
                                  ---------  -------  ---------  -------  --------  --------  -------------    -----------   -------
Revenues                          $1,587.7   $ (2.9)  $1,019.7   $354.2   $  76.9   $ 106.2     $   29.3        $    1.4     $  2.9
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment profit (loss):
  EBITDA                          $  279.8   $   --   $  157.2   $ 99.2   $  18.8   $   3.1     $    2.1        $   (5.7)    $  5.1
  Depreciation and amortization      (92.4)      --      (66.8)   (19.0)     (4.1)     (0.1)        (2.0)           (0.1)      (0.3)
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Operating income (loss)            187.4       --       90.4     80.2      14.7       3.0          0.1            (5.8)       4.8
  Merger fee income, net              21.5       --         --       --        --        --           --              --       21.5
  Interest expense                   (90.3)      --      (69.5)   (15.9)     (2.2)       --         (2.1)             --       (0.6)
  Minority interest                   (8.7)      --       (8.7)      --        --        --           --              --         --
                                  --------   ------   --------   ------   -------   -------     --------        --------     ------
  Income (loss) before income
    taxes, subsidiary preferred
    stock dividends, and
    accounting changes            $  109.9   $   --   $   12.2   $ 64.3   $  12.5   $   3.0     $   (2.0)       $   (5.8)    $ 25.7
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Segment assets (at period end)    $2,213.9   $(39.2)  $1,267.7   $637.9   $  98.9   $  20.6     $  124.4        $    6.0     $ 97.6
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

Investment in equity  investees   $    6.0   $   --   $     --   $   --   $    --   $    --     $    6.0        $     --     $   --
                                  ========   ======   ========   ======   =======   =======     ========        ========     ======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



3.       CHANGES IN ACCOUNTING

         Effective October 1, 2000, (1) the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"); (2) the Partnership applied the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees; and (3) the Partnership changed its method of accounting for costs to install Partnership-owned tanks at customer locations. These accounting changes are further described below.

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

         In accordance with its propane price risk management policy, the Partnership uses derivative instruments, including price swap and option contracts, to manage the cost of a portion of its forecasted purchases of propane and to manage market risk associated with propane storage inventories. These derivative instruments are designated by the Partnership as cash flow or fair value hedges. The fair values of these derivative instruments are affected by changes in propane product prices. In addition to these derivative instruments, the Partnership may also enter into contracts for the forward purchase of propane as well as fixed price supply agreements to manage propane market price risk. These contracts qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         Energy Services uses exchange-traded natural gas futures contracts to manage market risk associated with forecasted purchases of natural gas it sells under firm commitments. These derivative instruments are designated as cash flow hedges. The fair value of these futures contracts are affected by changes in natural gas prices.

         On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. In addition, from time to time we may enter into foreign currency forward contracts associated with anticipated foreign investments. These currency contracts are generally not eligible for hedge accounting treatment under SFAS 133 and are marked to fair value through net income.

         Gas Utility and Electric Utility are parties to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact Gas Utility's and Electric Utility's results of operations or financial position during the six months ended March 31, 2001, it may impact their future results of operations or financial position depending upon the extent to which they use derivative instruments and their designation and effectiveness as hedges of market risk.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         Gains and losses included in accumulated other comprehensive income at March 31, 2001 relating to cash flow hedges will be reclassified into net income when (1) the forecasted purchase of propane or natural gas subject to the hedges impacts net income and (2) interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. Included in accumulated other comprehensive loss at March 31, 2001 includes a loss of approximately $1.7 million from hedges of interest rate risk associated with forecasted issuances of ten-year debt. Accordingly, this loss will be reflected in interest expense over ten years. The remaining net gain principally hedges future purchases of natural gas or propane generally anticipated to occur during the next twelve months. The actual amount of derivative gains or losses that will ultimately be reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current assets, other current liabilities and other noncurrent liabilities in the March 31, 2001 Condensed Consolidated Balance Sheet.

         (2) REVENUE RECOGNITION

         In order to comply with the provisions of SAB 101, effective October 1, 2000 the Partnership changed its method of accounting for annually billed nonrefundable tank fees. Historically, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenue from such fees are being recorded on a straight-line basis over one year. Accordingly, on October 1, 2000, the Company recorded an after-tax charge of $2.1 million representing the cumulative effect of the change in accounting method on prior years. The change in accounting method for nonrefundable tank fees did not have a material impact on reported revenues in fiscal 2001 and would not have materially impacted revenues in periods prior to the change. At March 31, 2001, the deferred revenue balance relating to nonrefundable tank fees was $6.2 million.

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

         The effect on net income from the change in accounting for tank installation costs during the three and six months ended March 31, 2001 was not material.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND PRO FORMA DISCLOSURE

         The cumulative effect impact reflected on the Consolidated Statement of Income and related diluted per share amounts for the six months ended March 31, 2001 resulting from the above changes in accounting principles comprises the following:

                                                    INCOME                   DILUTED
                                       PRE-TAX        TAX       AFTER-TAX    EARNINGS
                                       INCOME      (EXPENSE)     INCOME       (LOSS)
                                       (LOSS)       BENEFIT      (LOSS)     PER SHARE
                                       ------       -------      ------     ---------
         SFAS No. 133                  $(0.4)       $ 0.1        $(0.3)      $(0.01)
         Revenue recognition            (3.5)         1.4         (2.1)       (0.08)
         Tank installation costs        11.3         (4.4)         6.9         0.25
                                       -----        -----        -----       ------
         Total                         $ 7.4        $(2.9)       $ 4.5       $ 0.16
                                       -----        -----        -----       ------

         The following table reflects pro forma net income and net income per share after applying retroactively the changes in accounting for tank installation costs and nonrefundable tank fees:

                                                               AS           AS
                                                            REPORTED     ADJUSTED
                                                            --------     --------
         TWELVE MONTHS ENDED MARCH 31, 2001:
            Net income                                       $ 57.4       $ 57.2
            Net income per share - basic                     $ 2.12       $ 2.11
            Net income per share - diluted                   $ 2.11       $ 2.10

         THREE MONTHS ENDED MARCH 31, 2000:
            Net income                                       $ 38.8       $ 39.0
            Net income per share - basic and diluted         $ 1.42       $ 1.43

         SIX MONTHS ENDED MARCH 31, 2000:
            Net income                                       $ 59.9       $ 60.1
            Net income per share - basic and diluted         $ 2.19       $ 2.20

         TWELVE MONTHS ENDED MARCH 31, 2000:
            Net income                                       $ 60.1       $ 60.1
            Net income per share - basic and diluted         $ 2.05       $ 2.05
                                                             ------       ------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



4.       COMMITMENTS AND CONTINGENCIES

         There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2000 Annual Report.

5.       INVESTMENT IN ELF ANTARGAZ

         On March 27, 2001, UGI France, Inc., a wholly owned indirect subsidiary of Enterprises, together with Paribas Affaires Industrielles ("PAI") and Medit Mediterranea GPL, S.r.L. ("Medit"), acquired, through AGZ Holdings ("AGZ"), the stock and certain related assets of Elf Antargaz, S.A., one of the largest distributors of liquefied petroleum gas in France (referred to after the transaction and herein as "Antargaz"). Prior to the transaction, Antargaz was a subsidiary of Total Fina Elf S.A., a French petroleum and chemical company. Under the terms of the Shareholders' Funding Agreement among UGI, PAI and Medit, the Company acquired an approximate 19.5% equity interest in Antargaz; PAI an approximate 68.1% interest; Medit an approximate 9.7% interest; and certain members of management of Antargaz an approximate 2.7% interest. PAI is a leading private equity fund manager in Europe and an affiliate of BNP Paribas, one of Europe's largest commercial and investment banks. Medit is a supplier of logistics services to the liquefied petroleum gas industry in Europe, primarily Italy.

         Pursuant to the Shareholders' Funding Agreement, UGI made a 29.8 million EURO ($26.6 million U.S. dollar equivalent) investment comprising a 9.8 million EURO investment in shares of AGZ and a 20.0 million EURO investment in redeemable bonds of AGZ. The bonds are redeemable in the form of additional shares of AGZ on December 31, 2013. Under certain circumstances, the bonds may be redeemed earlier in the form of additional shares or in cash. Because we have significant influence over operating and financial policies of Antargaz due to our membership on its Board of Directors, our investment will be accounted for on the equity method of accounting. Our investment in AGZ was deemed effective for financial reporting purposes on March 31, 2001 and therefore did not impact our results of operations during the three months ended March 31, 2001.

6.       FORMATION OF HUNLOCK CREEK ENERGY VENTURES

         On December 8, 2000, UGI Utilities' wholly owned subsidiary, UGI Development Company, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement,

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



         each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. No gain or loss was recognized as a result of the formation of Energy Ventures. The joint venture did not materially impact the Company's results of operations during the three and six months ended March 31, 2001.

7.       AGREEMENT TO PURCHASE COLUMBIA PROPANE

         On January 30, 2001, the Partnership signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208 million, subject to a working capital adjustment. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155 million cash and approximately $53 million of AmeriGas Partners Common Units. The cash portion of the purchase price and related fees and expenses will be funded with approximately $165 million of long-term debt to be issued by AmeriGas Partners. The transaction is complex, and negotiations to complete the transaction are ongoing. Although no assurance can be given, we currently expect that the transaction will close during the third fiscal quarter of 2001.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


The following analyses compare our results of operations for (1) the three months ended March 31, 2001 ("2001 three-month period") with the three months ended March 31, 2000 ("2000 three-month period"); (2) the six months ended March 31, 2001 ("2001 six-month period") with the six months ended March 31, 2000 ("2000 six-month period"); and (3) the twelve months ended March 31, 2001 ("2001 twelve-month period") with the twelve months ended March 31, 2000 ("2000 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES




2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

                                                                                          Increase
Three Months Ended March 31,                          2001           2000                (Decrease)
----------------------------                          ----           ----                ----------
(Millions of dollars)
AMERIGAS PROPANE:
   Revenues                                         $ 557.4        $ 388.9        $ 168.5           43.3 %
   Total margin                                     $ 214.0        $ 173.5        $  40.5           23.3 %
   EBITDA (a)                                       $ 113.3        $  84.0        $  29.3           34.9 %
   Operating income                                 $  94.7        $  67.2        $  27.5           40.9 %
   Retail gallons sold (millions)                     287.9          266.8           21.1            7.9 %
   Degree days - % colder (warmer) than
     normal (b)                                        (0.8)         (15.4)            --             --

GAS UTILITY:
   Revenues                                         $ 209.2        $ 148.8        $  60.4           40.6 %
   Total margin (c)                                 $  67.2        $  65.4        $   1.8            2.8 %
   EBITDA (a)                                       $  47.8        $  49.7        $  (1.9)          (3.8)%
   Operating income                                 $  42.7        $  45.2        $  (2.5)          (5.5)%
   System throughput - billions of
     cubic feet ("bcf")                                28.5           29.8           (1.3)          (4.4)%
   Degree days - % colder (warmer) than
     normal                                            (0.4)         (11.1)            --             --

ELECTRIC UTILITY:
   Revenues                                         $  22.4        $  21.0        $   1.4            6.7 %
   Total margin (c)                                 $   7.7        $  11.2        $  (3.5)         (31.3)%
   EBITDA (a)                                       $   4.7        $   5.0        $  (0.3)          (6.0)%
   Operating income                                 $   3.9        $   3.8        $   0.1            2.6 %
   Sales - millions of kilowatt hours ("gwh")         265.4          258.4            7.0            2.7 %

ENERGY SERVICES:
   Revenues                                         $ 129.6        $  35.7        $  93.9          263.0 %
   Total margin                                     $   5.0        $   1.7        $   3.3          194.1 %
   EBITDA (a)                                       $   3.5        $   0.9        $   2.6          288.9 %
   Operating income                                 $   3.5        $   0.9        $   2.6          288.9 %

INTERNATIONAL PROPANE:
   Revenues                                         $  15.2        $  15.4        $  (0.2)          (1.3)%
   Total margin                                     $   6.8        $   6.3        $   0.5            7.9 %
   EBITDA (a) (d)                                   $   0.7        $   1.3        $  (0.6)         (46.2)%
   Operating income (loss) (d)                      $  (0.4)       $   0.4        $  (0.8)        (200.0)%

                        UGI CORPORATION AND SUBSIDIARIES




(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the U.S.

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental U.S.

(c) Gas and Electric utilities' total margin represents revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than incomes taxes" on the condensed consolidated statements of income. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipts tax on sales of gas.

(d)      Includes equity in net income (loss) of international joint ventures.

AMERIGAS PROPANE. Based upon national heating degree day data, temperatures in the 2001 three-month period were 0.8% warmer than normal compared to weather that was 15.4% warmer than normal in the prior-year period. Retail volumes of propane sold increased 21.1 million gallons (7.9%) primarily as a result of the colder weather and the impact of fiscal 2000 acquisitions partially offset by customer conservation and fuel switching resulting from higher 2001-period fuel bills. Wholesale volumes increased 45.8 million gallons (52.9%) principally due to greater sales associated with product cost management activities.

Total revenues from retail propane sales increased $117.1 million reflecting (1) a $92.3 million increase as a result of higher average selling prices and (2) a $24.8 million increase as a result of the higher volumes sold. Wholesale propane revenues increased $51.3 million reflecting (1) a $27.8 million increase as a result of higher wholesale volumes sold and (2) $23.5 million due to higher average wholesale selling prices. The higher retail and wholesale selling prices resulted from higher propane supply costs during the quarter. Other revenues in the 2001 three-month period were virtually unchanged from the prior year as a decrease in revenues from appliance sales and service was offset by higher tank fee revenues resulting from the change in accounting for such fees. Cost of sales in the 2001 three-month period increased $128.1 million reflecting higher propane supply prices and the greater retail and wholesale volumes sold.

Total margin increased $40.5 million (23.3%) reflecting higher average retail unit margins and higher retail volumes. The benefits of derivative hedge instruments and favorably priced supply arrangements during this period of rapidly escalating product costs and market volatility resulted in the Partnership recording higher than normal unit margins while maintaining competitive prices.

The significant increase in EBITDA and operating income in the 2001 three-month period resulted from the higher total margin. Operating and administrative expenses of the Partnership were $102.2 million in the 2001 three-month period compared with $92.0 million in the prior year which includes $1.6 million of tank installation costs. In the current year, these costs are being

                        UGI CORPORATION AND SUBSIDIARIES




capitalized in accordance with the Partnership's change in accounting principle. Adjusting for such costs in the prior year, operating and administrative expenses increased $11.8 million. The increase in operating and administrative expenses resulted from (1) higher distribution expenses including higher vehicle fuel and maintenance expenses; (2) higher overtime and incentive compensation costs; (3) an increase in uncollectible customer accounts expense due to significantly higher customer accounts receivable balances; and (4) the impact on operating expenses of acquisitions made in fiscal 2000.

GAS UTILITY. Weather in Gas Utility's service territory during the 2001 three-month period was 0.4% warmer than normal. In the prior-year period, weather was 11.1% warmer than normal. Notwithstanding the colder weather, total distribution system throughput declined as a 1.3 bcf (8.6%) increase in sales to firm- residential, commercial and industrial (collectively, "core-market") customers was more than offset by a decline in throughput to interruptible and firm delivery service customers. Significantly higher natural gas prices relative to oil prices during the period prompted fuel switching by certain of our customers who have the ability to switch to alternate fuels.

The $60.2 million increase in Gas Utility revenues is almost entirely due to higher core market purchased gas cost ("PGC") rates and, to a much lesser extent, the impact of higher core market sales. The higher average PGC rates resulted from a significant increase in the market price of natural gas that Gas Utility purchases for its core market customers. Gas Utility cost of gas was $142.0 million in the 2001 three-month period compared to $83.6 million in the prior-year period reflecting the higher PGC rates and greater core market sales.

The increase in Gas Utility total margin reflects a $4.7 million increase in core market margin. Margin from interruptible customers declined $2.8 million reflecting the impact of higher natural gas prices on interruptible customer unit margins and the previously mentioned decline in interruptible delivery service volumes.

Gas Utility EBITDA and operating income were lower in the 2001 three-month period as the increase in total margin was more than offset by higher operating and administrative expenses and, with respect to operating income, higher charges for depreciation. Operating and administrative expenses were $3.9 million higher reflecting greater uncollectible customer accounts expense and a $2.4 million reduction in prior-year period operating expenses resulting from an insurance litigation settlement.

ELECTRIC UTILITY. The increase in kilowatt-hour sales in the 2001 three-month period is primarily a result of colder heating-season weather. Electric Utility revenues increased principally as a result of greater distribution system sales as well as off-system sales of electricity generated by Hunlock Creek Energy Ventures ("Energy Ventures"). Electric Utility cost of sales increased $4.9 million reflecting higher purchased power unit costs, the higher sales, and the impact on cost of sales resulting from the formation of Energy Ventures. Prior to the formation of Energy Ventures, Electric Utility's Hunlock Creek generating station produced a substantial portion of Electric

                        UGI CORPORATION AND SUBSIDIARIES




Utility's electricity requirements. The contribution of Hunlock to Energy Ventures therefore reduces Electric Utility's power production and depreciation expenses but requires Electric Utility to purchase a larger percentage of its electricity needs.

Total margin decreased $3.5 million as a result of the higher purchased power costs. However, EBITDA and operating income were about equal to last year as the decline in total margin was offset by lower power production expenses, lower utility realty taxes, higher other income and, with respect to operating income, lower depreciation expense.

ENERGY SERVICES. Revenues from Energy Services increased substantially from the prior year three-month period reflecting higher natural gas prices and natural gas volumes sold that were approximately 40% greater. The higher volumes resulted from acquisition-related increases in the number of customers and to a lesser extent colder weather. Total margin, EBITDA and operating income were higher reflecting the higher sales and higher average unit margins partially offset by slightly higher operating and administrative expenses resulting from acquisition-related growth.

INTERNATIONAL PROPANE. Revenues from international propane represent revenues of FLAGA. FLAGA revenues for the 2001 three-month period were about equal to last year as a decline in volumes sold resulting from warmer winter weather was offset by the effect of higher average selling prices. Notwithstanding the decline in volumes, total margin increased as a result of higher average unit margins. Despite the increase in FLAGA's total margin, international propane EBITDA and operating income declined principally reflecting a $1.1 million noncash write-off of our propane joint-venture investment in Romania. Due to a lack of near-term financial commitments to the import terminal project from our Romanian partners as well as our inability to obtain off-take commitments from potential customers, we determined that our Romanian investment was impaired.

OTHER ENTERPRISES. Other Enterprises principally includes the operations of Hearth USA(TM) and HVAC. The increase in revenues is principally a result of HVAC which was acquired in late fiscal 2000. Operating loss declined in the 2001 three-month period reflecting reduced operating losses from Hearth USA(TM).

INTEREST EXPENSE. Interest expense was $26.2 million in the 2001 three-month period compared to $24.0 million in the prior-year period. The increase was primarily a result of higher Partnership long-term debt outstanding and to a lesser extent higher interest on borrowings under the Partnership's Bank Credit Agreement.

                        UGI CORPORATION AND SUBSIDIARIES




2001 SIX-MONTH PERIOD COMPARED WITH 2000 SIX-MONTH PERIOD

                                                                                          Increase
Six Months Ended March 31,                            2001           2000                (Decrease)
--------------------------                            ----           ----                ----------
(Millions of dollars)
AMERIGAS PROPANE:
   Revenues                                         $ 989.9        $ 689.9        $ 300.0           43.5 %
   Total margin                                     $ 381.7        $ 315.8        $  65.9           20.9 %
   EBITDA                                           $ 188.6        $ 138.2        $  50.4           36.5 %
   Operating income                                 $ 151.5        $ 104.9        $  46.6           44.4 %
   Retail gallons sold (millions)                     544.9          500.5           44.4            8.9 %
   Degree days - % colder (warmer) than
     normal                                             5.2          (14.8)            --             --

GAS UTILITY:
   Revenues                                         $ 355.2        $ 250.8        $ 104.4           41.6 %
   Total margin                                     $ 120.8        $ 113.2        $   7.6            6.7 %
   EBITDA                                           $  83.3        $  82.4        $   0.9            1.1 %
   Operating income                                 $  73.3        $  73.0        $   0.3            0.4 %
   System throughput - billions of
     cubic feet ("bcf")                                52.7           51.8            0.9            1.7 %
   Degree days - % colder (warmer) than
     normal                                             3.9          (11.6)            --             --

ELECTRIC UTILITY:
   Revenues                                         $  42.9        $  40.2        $   2.7            6.7 %
   Total margin                                     $  16.4        $  22.2        $  (5.8)         (26.1)%
   EBITDA                                           $   8.5        $  11.8        $  (3.3)         (28.0)%
   Operating income                                 $   6.7        $   9.8        $  (3.1)         (31.6)%
   Sales - millions of kilowatt hours ("gwh")         507.2          483.9           23.3            4.8 %

ENERGY SERVICES:
   Revenues                                         $ 241.1        $  65.5        $ 175.6          268.1 %
   Total margin                                     $   7.5        $   3.2        $   4.3          134.4 %
   EBITDA                                           $   5.1        $   1.7        $   3.4          200.0 %
   Operating income                                 $   5.0        $   1.6        $   3.4          212.5 %

INTERNATIONAL PROPANE:
   Revenues                                         $  29.1        $  29.3        $  (0.2)          (0.7)%
   Total margin                                     $  11.7        $  12.1        $  (0.4)          (3.3)%
   EBITDA                                           $   1.0        $   1.9        $  (0.9)         (47.4)%
   Operating loss                                   $  (1.2)       $  (0.1)       $   1.1        1,100.0 %

                        UGI CORPORATION AND SUBSIDIARIES




AMERIGAS PROPANE. Temperatures in the 2001 six-month period were 5.2% colder than normal compared to weather that was 14.8% warmer than normal in the prior-year six-month period. Retail volumes of propane sold increased 44.4 million gallons (8.9%) primarily as a result of the colder weather and, to a lesser extent, acquisitions completed in fiscal 2000. Wholesale volumes totaled
221.4 million gallons, an increase of 78.2 million gallons, principally reflecting higher sales associated with product cost management activities.

Total revenues from retail propane sales increased $214.4 million reflecting (1) a $165.3 million increase as a result of higher average selling prices and (2) $49.1 million as a result of the higher retail volumes sold. Wholesale propane revenues increased $89.6 million reflecting (1) a $44.8 million increase as a result of higher average selling prices and (2) $44.8 million as a result of the higher wholesale volumes sold. The higher retail and wholesale selling prices resulted from higher propane supply costs. Other revenues decreased $4.0 million in the 2001 six-month period primarily reflecting lower revenues from appliance sales and service and the impact of the change in accounting for tank installation costs on tank installation revenue. Cost of sales in the 2001 six-month period increased $234.1 million as a result of higher propane product costs and the greater retail and wholesale volumes sold.

Total margin increased $65.8 million in the 2001 six-month period reflecting the impact of higher average retail unit margins and the higher retail volumes sold. The benefits of derivative hedge instruments and favorably priced supply arrangements during this period of rapidly escalating product costs and market volatility resulted in the Partnership recording higher than normal retail unit margins during the 2001 six-month period while maintaining competitive prices.

The increase in EBITDA and operating income during the 2001 six-month period principally resulted from the increase in total margin. Operating and administrative expenses of the Partnership were $196.0 million in the 2001 six-month period compared to $181.5 million in the prior year, which amount includes $4.8 million of costs associated with the installation of Partnership-owned tanks. In the 2001 six-month period, such costs were capitalized in accordance with the Partnership's change in accounting principle. Adjusting for these costs in the prior-year period, operating and administrative expenses increased $19.3 million principally reflecting (1) higher distribution expenses including vehicle fuel and maintenance costs; (2) higher overtime and incentive compensation costs; (3) higher required reserves for uncollectible accounts; and (4) growth-related expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in fiscal 2000. Depreciation and amortization expense increased $4.0 million reflecting $2.1 million of depreciation associated with tank installation costs and depreciation and amortization resulting from fiscal 2000 acquisitions.

GAS UTILITY. Weather in Gas Utility's service territory in the 2001 six-month period was 3.9% colder than normal compared to weather that was 11.6% warmer than normal in the prior year. Total distribution system throughput increased slightly as a 3.4 bcf increase in core market throughput was partially offset by lower interruptible and firm delivery service volumes. The decline in interruptible volumes resulted principally from price-induced fuel switching by

                        UGI CORPORATION AND SUBSIDIARIES




customers with alternate fuel capability, primarily oil.

The increase in Gas Utility revenues principally reflects the impact of higher core market PGC rates and greater core market sales. The higher PGC rates reflect significantly higher natural gas prices. Gas Utility cost of gas was $234.4 million compared to $133.6 million in the prior year reflecting higher PGC rates and greater core market sales.

Gas Utility total margin increased $7.6 million resulting from an increase in core market margin partially offset by lower margin from interruptible customers reflecting lower interruptible unit margins and lower interruptible volumes.

Gas Utility EBITDA and operating income were up slightly in the 2001 six-month period as the increase in total margin and higher other income were offset by higher operating and administrative expenses. Operating and administrative expenses increased $7.3 million reflecting higher uncollectible accounts expense, higher distribution system maintenance expenses, and a $2.4 million reduction in prior-year six-month period operating expenses resulting from an insurance litigation settlement.

ELECTRIC UTILITY. Kilowatt-hour sales on our distribution system increased 4.8% in the 2001 six-month period reflecting the impact of weather that was 13.0% colder than the prior-year period. Revenues increased $2.7 million principally as a result of the greater sales. Electric Utility cost of sales increased $8.4 million reflecting higher per unit purchased power costs, the impact of the higher sales, and the previously mentioned impact on cost of sales subsequent to the formation of Energy Ventures.

Total margin decreased $5.8 million reflecting the higher purchased power costs. EBITDA and operating income declined $3.3 million and $3.1 million, respectively, as the decrease in total margin was partially offset principally by lower utility realty taxes and a decrease in power production expenses.

ENERGY SERVICES. Revenues from Energy Services increased substantially during the 2001 six-month period reflecting higher natural gas prices and a 66% increase in natural gas volumes sold principally a result of fiscal 2000 acquisitions. Total margin, EBITDA and operating income were all higher in the 2001 six-month period as a result of the acquisition related volume increase as well as higher average unit margins.

INTERNATIONAL PROPANE. The results of FLAGA in the 2001 six-month period were adversely impacted by weather that was approximately 14% warmer than normal and total sales volume that was approximately 12% lower than in the prior-year period. The decrease in total margin principally reflects the impact of year-to-year exchange rate differences and the effects of the lower volumes partially offset by improved unit margins. The lower international propane EBITDA and operating income resulted from a $1.1 million write-off of our propane joint-venture investment in Romania.

                        UGI CORPORATION AND SUBSIDIARIES


OTHER ENTERPRISES. Other Enterprises' revenues increased reflecting revenues from HVAC, which was acquired in late fiscal 2000. Operating loss declined reflecting income from HVAC and improved results from Hearth USA(TM).

INTEREST EXPENSE. Interest expense was $52.6 million in the 2001 six-month period compared to $47.8 million in the prior year primarily reflecting higher levels of Partnership long-term debt outstanding.

                        UGI CORPORATION AND SUBSIDIARIES


2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

                                                                                            Increase
Twelve Months Ended March 31,                         2001            2000                 (Decrease)
-----------------------------                         ----            ----                 ----------
(Millions of dollars)
AMERIGAS PROPANE:
   Revenues                                         $1,420.1        $1,019.7        $  400.4          39.3 %
   Total margin                                     $  557.7        $  488.1        $   69.6          14.3 %
   EBITDA                                           $  209.0        $  157.2        $   51.8          33.0 %
   Operating income                                 $  136.8        $   90.4        $   46.4          51.3 %
   Retail gallons sold (millions)                      815.6           778.2            37.4           4.8 %
   Degree days - % colder (warmer) than
      normal                                             3.5           (13.2)             --            --

GAS UTILITY:
   Revenues                                         $  463.4        $  354.2        $  109.2          30.8 %
   Total margin                                     $  178.4        $  167.4        $   11.0           6.6 %
   EBITDA                                           $  106.2        $   99.2        $    7.0           7.1 %
   Operating income                                 $   86.5        $   80.2        $    6.3           7.9 %
   System throughput - billions of
      cubic feet ("bcf")                                80.6            78.5             2.1           2.7 %
   Degree days - % colder (warmer) than
      normal                                             3.1           (12.4)             --            --

ELECTRIC UTILITY:
   Revenues                                         $   80.6        $   76.9        $    3.7           4.8 %
   Total margin                                     $   34.7        $   40.9        $   (6.2)        (15.2)%
   EBITDA                                           $   16.3        $   18.8        $   (2.5)        (13.3)%
   Operating income                                 $   12.0        $   14.7        $   (2.7)        (18.4)%
   Sales - millions of kilowatt hours ("gwh")          930.5           905.9            24.6           2.7 %

ENERGY SERVICES:
   Revenues                                         $  322.5        $  106.2        $  216.3         203.7 %
   Total margin                                     $   10.5        $    6.5        $    4.0          61.5 %
   EBITDA                                           $    6.4        $    3.1        $    3.3         106.5 %
   Operating income                                 $    6.2        $    3.0        $    3.2         106.7 %

INTERNATIONAL PROPANE:
   Revenues                                         $   50.3        $   29.3        $   21.0          N.M.
   Total margin                                     $   20.4        $   12.1        $    8.3          N.M.
   EBITDA                                           $    1.0        $    2.1        $   (1.1)         N.M.
   Operating income (loss)                          $   (3.8)       $    0.1        $   (3.9)         N.M.

N.M. - Not Meaningful.

                        UGI CORPORATION AND SUBSIDIARIES


AMERIGAS PROPANE. Temperatures based upon heating degree days during the 2001 twelve-month period were 3.5% colder than normal compared to weather that was 13.2% warmer than normal in the prior year. Retail propane gallons sold increased mainly due to higher residential heating, commercial and industrial gallons resulting from the colder weather and the impact of acquisitions. Wholesale volume increased 117.3 million gallons (53.6%) primarily as a result of product cost management activities.

Total revenues from retail propane sales increased $274.2 million reflecting (1) a $235.2 million increase as a result of higher selling prices and (2) $39.0 million as a result of the higher retail gallons sold. The increase in wholesale revenues includes an increase of (1) $66.9 million from higher average selling prices and (2) $61.2 million from the greater wholesale volumes. Other revenues in the 2001 twelve-month period were slightly lower as higher hauling, tank fees and other customer fees were more than offset by lower appliance sales and service revenue and the absence of customer tank installation revenue resulting from the change in accounting for tank installation costs. Cost of sales increased as a result of the higher propane costs and greater volumes sold.

Total margin increased $69.3 million due to higher average retail unit margins and greater retail volumes sold. Unit margins in the 2001 twelve-month period benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

EBITDA increased $51.9 million in the 2001 twelve-month period as the increase in total margin was partially offset by higher operating and administrative costs. The 2001 twelve-month period operating expenses reflect (1) greater distribution expenses including vehicle fuel and maintenance costs; (2) higher overtime and incentive compensation costs; (3) increased uncollectible accounts expense; and (4) growth-related expenses associated with PPX(R) and acquisitions. Operating income increased $46.2 million reflecting the higher EBITDA offset by an increase in depreciation and amortization expense associated with acquisitions and tank installation costs.

GAS UTILITY. Weather in Gas Utility's service territory was 3.1% colder than normal in the 2001 twelve-month period compared to weather that was 12.4% warmer than normal in the prior twelve-month period. The increase in distribution system throughput resulted from higher core market sales partially offset by lower interruptible and firm delivery service volumes.

The increase in Gas Utility revenues is principally due to a significant increase in core market revenues reflecting higher PGC rates and higher sales volumes partially offset by the elimination of gross receipts taxes effective January 1, 2000 pursuant to the Gas Competition Act. Gas Utility cost of gas was $285.1 million in the 2001 twelve-month period compared with $179.4 million in the 2000 twelve-month period reflecting higher average PGC rates and the higher core market sales.

Gas Utility total margin increased $11.0 million principally reflecting a $12.1 million increase in core market margin partially offset by lower margin from interruptible customers.

                        UGI CORPORATION AND SUBSIDIARIES


Gas Utility EBITDA and operating income increased $7.0 million and $6.3 million, respectively, principally as a result of the increase in total margin and a $2.0 million increase in other income partially offset by a $5.8 million increase in operating and administrative expenses. The increase in operating and administrative expenses includes, among other things, greater allowances for uncollectible accounts and higher distribution system maintenance expenses.

ELECTRIC UTILITY. Sales in the 2001 twelve-month period increased 2.7% on colder heating-season weather. Revenues increased as a result of the higher sales as well as an increase in transmission revenues from wholesale transmission services which were unbundled as a result of electric customer choice. Cost of sales was $42.2 million in the 2001 twelve-month period compared to $32.9 million in the prior year reflecting higher per unit purchased power costs, higher costs associated with the greater sales, and the impact on cost of sales resulting from the formation of Energy Ventures.

Electric Utility's total margin decreased $6.2 million due to the higher purchased power costs. EBITDA and operating income declined $2.6 million and $2.9 million, respectively, as the decrease in total margin was partially offset by greater other income, lower power production expenses and lower utility realty taxes.

ENERGY SERVICES. The significant increase in Energy Services' revenues reflects higher natural gas prices primarily during the 2001 twelve-month period heating season and greater acquisition-related sales volumes. Total margin, EBITDA and operating income were also higher as a result of the significant increase in sales and higher average unit margins.

INTERNATIONAL PROPANE. International Propane results in the 2001 twelve-month period include full period results for FLAGA while the prior-year period includes FLAGA's results only from the date of its acquisition on September 21, 1999. As a result, revenues, total margin, EBITDA and operating loss comparisons for the twelve-month periods ended March 31, 2001 and 2000 are not meaningful. EBITDA and operating loss in the 2001 twelve-month period include a $1.1 million write-off of our propane joint-venture investment in Romania.

OTHER ENTERPRISES. The decrease in operating loss from Other Enterprises in the 2001 twelve-month period reflects improved results from Hearth USA(TM) and income from HVAC subsequent to its acquisition in September 2000.

INTEREST EXPENSE. Interest expense increased $13.0 million in the 2001 twelve-month period primarily as a result of greater amounts of Operating Partnership long-term debt outstanding, higher Operating Partnership Bank Credit Agreement borrowings and the impact of a full year of interest expense on FLAGA debt.

                        UGI CORPORATION AND SUBSIDIARIES


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,262.7 million at March 31, 2001 compared to $1,250.3 million at September 30, 2000. In March 2001 and December 2000, UGI Utilities issued $30 million and $20 million, respectively, of fixed-rate five-year notes under its Medium-Term Note program. The notes bear interest at effective interest rates of 6.64% and 7.14%, respectively. The proceeds were used to repay bank loans, to fund the repayment of $15 million of maturing Medium-Term notes due March 2001, and for working capital purposes.

In October 2000, the Partnership issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of approximately $40.6 million were used by the Partnership to reduce Bank Credit Agreement borrowings and for working capital purposes. As a result of the Partnership's public offering, at March 31, 2001 the Company holds an effective 55.5% interest in the Operating Partnership.

On April 4, 2001, subsequent to the end of the quarter, AmeriGas Partners issued $60 million face value of 10% Senior Notes due April 2006. The proceeds of these notes were contributed to the Operating Partnership and used to (1) repay revolving loans under the Operating Partnership's bank credit facilities and (2) fund a portion of the scheduled April 2001 $58 million principal payment on the Operating Partnership's First Mortgage Notes.

During the six months ended March 31, 2001, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") for the quarters ended September 30, 2000 and December 31, 2000. The MQD for the quarter ended March 31, 2001 will be paid on May 18, 2001 to holders of record on May 8, 2001. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

On April 24, 2001, UGI's Board of Directors increased the quarterly dividend rate to $0.40 a share, or $1.60 on an annual basis. The dividend is payable July 1, 2001 to shareholders of record on May 31, 2001.

                        UGI CORPORATION AND SUBSIDIARIES


CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 2001 are not necessarily indicative of the cash flows to be expected for a full year. Included in consolidated cash and short-term investments at March 31, 2001 and 2000 are $30.5 million and $42.6 million, respectively, of cash and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities during the six months ended March 31, 2001 totaled $16.2 million compared with $74.8 million during the prior-year six-month period. Cash used to fund changes in working capital totaled $148.3 million in the 2001 six-month period compared with $56.4 million in the prior year. Changes in working capital during the six months ended March 31, 2001 reflect a significant increase in accounts receivable (due to greater natural gas and propane sales volumes and higher natural gas and propane product costs). Cash flow from operating activities before changes in working capital increased $33.3 million reflecting the 2001 six-month period's improved results.

INVESTING ACTIVITIES. Cash spent for property, plant and equipment totaled $36.1 million in the 2001 six-month period compared to $30.5 million in the prior year. The increase reflects greater Partnership capital expenditures including approximately $3.2 million of tank installation costs resulting from the Partnership's change in accounting for such costs. During the 2001 six-month period, the Company (1) made a $26.6 million investment in Elf Antargaz (see "Investment in Elf Antargaz" below) and (2) contributed $6.0 million in cash to Hunlock Creek Energy Ventures in addition to the net assets of Electric Utility's Hunlock Creek generating station totaling $4.2 million (see "Formation of Hunlock Creek Energy Ventures" below).

FINANCING ACTIVITIES. During the six-month periods ended March 31, 2001 and 2000, we paid cash dividends on Common Stock of $21.0 million and $20.4 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as on the Common and Subordinated units we own). During the 2001 six-month period, the Partnership received net proceeds of $39.8 million from its public offering of 2,300,000 Common Units. In addition, UGI Utilities issued an aggregate $50 million face value of five-year notes under its Medium-Term Note program and repaid $15 million of maturing Medium-Term Notes.

CHANGES IN ACCOUNTING

Effective October 1, 2000 (1) the Company adopted SFAS 133; (2) the Partnership applied the guidance of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees; and (3) the Partnership changed its method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $4.5 million increase in net income for the six months ended March 31, 2001 which amount is reflected on the Condensed Consolidated

                        UGI CORPORATION AND SUBSIDIARIES



Statements of Income as "cumulative effect of accounting changes."

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

The adoption of SAB 101 resulted in a cumulative effect charge to net income of $2.1 million representing the impact on prior periods resulting from the application of SAB 101 as it relates to the Partnership's method of recognizing revenue associated with nonrefundable fees for installed Partnership-owned tanks. Prior to October 1, 2000, such fees, which are generally received annually, were recorded as revenue when billed. In accordance with SAB 101, the Partnership now records such nonrefundable fees on a straight-line basis over one year. The adoption of this revenue recognition method is not expected to materially impact the Company's future financial condition or results of operations.

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

FORMATION OF HUNLOCK CREEK ENERGY VENTURES

On December 8, 2000, UGI Utilities' wholly owned subsidiary, UGI Development Company, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the

                        UGI CORPORATION AND SUBSIDIARIES


output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The joint venture did not materially impact the Company's results of operations during the three and six months ended March 31, 2001.

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

INVESTMENT IN ELF ANTARGAZ

On March 27, 2001, UGI France, Inc., a wholly owned indirect subsidiary of Enterprises, together with Paribas Affaires Industrielles ("PAI") and Medit Mediterranea GPL, S.r.L. ("Medit"), acquired, through AGZ Holdings ("AGZ"), the stock and certain related assets of Elf Antargaz, S.A., one of the largest distributors of liquefied petroleum gas in France (referred to after the transaction and herein as "Antargaz"). Prior to the transaction, Antargaz was a subsidiary of Total Fina Elf S.A., a French petroleum and chemical company. Under the terms of the Shareholders' Funding Agreement among UGI, PAI and Medit, the Company acquired an approximate 19.5% equity interest in Antargaz; PAI an approximate 68.1% interest; Medit an approximate 9.7% interest; and certain members of management of Antargaz an approximate 2.7% interest. PAI is a leading private equity fund manager in Europe and an affiliate of BNP Paribas, one of Europe's largest commercial and investment banks. Medit is a supplier of logistics services to the liquefied petroleum gas industry in Europe, primarily Italy.

Pursuant to the Shareholders' Funding Agreement, UGI made a 29.8 million EURO ($26.6 million U.S. dollar equivalent) investment comprising a 9.8 million EURO investment in shares of AGZ and a 20.0 million EURO investment in redeemable bonds of AGZ. The bonds are redeemable in the form of additional shares of AGZ on December 31, 2013. Under certain circumstances, the bonds may be redeemed earlier in the form of additional shares or in cash.

                        UGI CORPORATION AND SUBSIDIARIES


Because we have significant influence over operating and financial policies of Antargaz due to our membership on its Board of Directors, our investment will be accounted for on the equity method of accounting. Our investment in AGZ was deemed effective for financial reporting purposes on March 31, 2001 and therefore did not impact our results of operations during the three months ending March 31, 2001.

AGREEMENT TO PURCHASE COLUMBIA PROPANE

On January 30, 2001, the Partnership signed a definitive agreement to purchase the retail propane distribution businesses of Columbia Energy Group ("Columbia") for approximately $208 million, subject to a working capital adjustment. The Columbia propane businesses currently comprise the fifth largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $155 million cash and approximately $53 million of AmeriGas Partners Common Units. The cash portion of the purchase price and related fees and expenses will be funded with approximately $165 million of long-term debt to be issued by AmeriGas Partners. The transaction is complex, and negotiations to complete the transaction are ongoing. Although no assurance can be given, we currently expect that the transaction will close during the third fiscal quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) fluctuations in market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The Partnership's and FLAGA's profitability is sensitive to changes in propane supply costs. Although we generally attempt to pass on promptly increases in propane supply costs to our customers, there is no assurance that we will be able to do so due to, among other things, competitive conditions, the availability and price of alternative fuels, and our customers' ability to delay their purchases, particularly with respect to FLAGA's operations. In order to manage a portion of the Partnership's propane market price risk, it uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts.

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

                        UGI CORPORATION AND SUBSIDIARIES


its customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility purchases most of its electric power needs under power supply arrangements of varying length terms with other producers and on the spot market. Spot market prices for electricity and, to a lesser extent, monthly market-based contracts can be volatile, especially during periods of high demand. Because Electric Utility's generation rates are capped through approximately December 2002 under its Restructuring Order, any increases in the cost of electricity will negatively impact Electric Utility's results.

We have market risk exposure from changes in interest rates on floating rate borrowings under the Operating Partnership's Bank Credit Agreement, UGI Utilities' revolving credit agreements and substantially all of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At March 31, 2001, combined borrowings under these facilities totaled $263 million. Based upon average borrowings under these agreements during fiscal 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense on an annual basis by $2.5 million. We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

We do not currently use derivative instruments to hedge foreign currency exposure associated with our current investments in international propane operations, principally FLAGA and our French propane investment, Antargaz. As a result, the U.S. dollar value of our foreign denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates, principally the EURO. With respect to our investment in FLAGA, our exposure to changes in foreign currency exchange rates has been significantly limited, because our net investment was financed with EURO denominated debt. On occasion we may enter into foreign currency exchange contracts associated with anticipated investments in foreign ventures.

                        UGI CORPORATION AND SUBSIDIARIES


The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2001. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon; (2) the market price of natural gas of 50 cents a dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 100 basis points:

                                                           Fair       Change in
                                                           Value      Fair Value
                                                           -----      ----------
(Millions of dollars)

March 31, 2001:
   Propane commodity price risk                            $(0.1)       $(2.5)
   Natural gas commodity price risk                           --         (4.6)
   Interest rate risk                                       (0.7)        (8.0)

                        UGI CORPORATION AND SUBSIDIARIES



                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 27, 2001, the Annual Meeting of Shareholders of UGI was held. The Shareholders reelected the seven nominees from the existing Board of Directors to another term, and ratified the appointment of Arthur Andersen LLP as independent certified public accountants. No other matters were considered at the meeting.

The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

Director Nominees                                 For                   Withheld
-----------------                                 ---                   --------
James W. Stratton                              22,881,526                230,186
Richard C. Gozon                               22,894,345                217,367
Stephen D. Ban                                 22,904,916                206,796
Lon R. Greenberg                               21,944,121              1,167,591
Marvin O. Schlanger                            22,887,413                224,299
Thomas F. Donovan                              22,880,277                231,435
Anne Pol                                       22,890,345                221,367

The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Arthur Andersen LLP was as follows: For:
22,913,974; Against, 83,849; Abstain, 113,889. There were no broker non-votes

                        UGI CORPORATION AND SUBSIDIARIES



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:


                  10.1 Purchase Agreement by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc., dated January 30, 2001, incorporated by reference to
                           Exhibit 10.1 to the AmeriGas Partners, L.P. Form 10-Q for the quarter ended March 31, 2001.

         (b) The Company filed the following Reports on Form 8-K during the fiscal quarter ended March 31, 2001:

  Date       Item Numbers                           Content
  ----       ------------                           -------
1/11/01          5 & 7          Advance notice of webcast of regular earnings
                                conference call

1/31/01          5 & 7          Announcement of execution by AmeriGas Partners
                                of definitive agreement to purchase the retail
                                propane businesses of Columbia Energy Group

3/5/01           5 & 7          Announcement of execution of agreement to
                                acquire 20% interest in Elf Antargaz

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        UGI Corporation
                                        ---------------
                                         (Registrant)




Date: May 14, 2001                 By: /s/ A.J. Mendicino
------------------                     -----------------------------------------
                                       A. J. Mendicino, Vice President - Finance
                                       and Chief Financial Officer