Form 10-K/A
period 2000-09-30
UGI CORP /PA/
filed 2001-06-27
CIK 884614

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

                     -----------------------------------

      The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 2000 to include the financial statements required by Form 11-K with respect to the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth herein:

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

            (3) LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):




--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
        3.1           (Second) Amended and Restated Articles of              UGI           Amendment No. 1 on      3.(3)(a)
                      Incorporation of the Company                                         Form 8 to Form 8-B
                                                                                                (4/10/92)
--------------------------------------------------------------------------------------------------------------------------------
        3.2           Bylaws of UGI as in effect since October               UGI           Form 10-K (9/30/98)         3.2
                      27, 1998

--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
         4            Instruments defining the rights of security
                      holders, including indentures. (The Company
                      agrees to furnish to the Commission upon
                      request a copy of any instrument defining
                      the rights of holders of long-term debt not
                      required to be filed pursuant to Item
                      601(b)(4) of Regulation S-K)
--------------------------------------------------------------------------------------------------------------------------------
        4.1           Rights Agreement, as amended as of August              UGI               Registration            4.3
                      18, 2000, between the Company and Mellon                                Statement No.
                      Bank, N.A., successor to Mellon Bank (East)                               333-49080
                      N.A., as Rights Agent, and Assumption
                      Agreement dated April 7, 1992
--------------------------------------------------------------------------------------------------------------------------------
        4.2           The description of the Company's Common                UGI           Form 8-B/A (4/17/96)       3.(4)
                      Stock contained in the Company's
                      registration statement filed under the
                      Securities Exchange Act of 1934, as amended
--------------------------------------------------------------------------------------------------------------------------------
        4.3           UGI's (Second) Amended and Restated
                      Articles of Incorporation and Bylaws
                      referred to in 3.1 and 3.2 above
--------------------------------------------------------------------------------------------------------------------------------
        4.4           Note Agreement dated as of April 12, 1995      AmeriGas Partners,         Form 10-Q             10.8
                      among The Prudential Insurance Company of             L.P.
                      America, Metropolitan Life Insurance                                      (3/31/95)
                      Company, and certain other institutional
                      investors and AmeriGas Propane, L.P., New
                      AmeriGas Propane, Inc. and Petrolane
                      Incorporated
--------------------------------------------------------------------------------------------------------------------------------
        4.5           First Amendment dated as of September 12,      AmeriGas Partners,    Form 10-K (9/30/97)         4.5
                      1997 to Note Agreement dated as of April              L.P.
                      12, 1995
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
        4.6           Second Amendment dated as of September 15,     AmeriGas Partners,    Form 10-K (9/30/98)         4.6
                      1998 to Note Agreement dated as of April              L.P.
                      12, 1995
--------------------------------------------------------------------------------------------------------------------------------
        4.7           Third Amendment dated as of March 23, 1999     AmeriGas Partners,    Form 10-Q (3/31/99)        10.2
                      to Note Agreement dated as of April 12, 1995          L.P.
--------------------------------------------------------------------------------------------------------------------------------
        4.8           Fourth Amendment dated as of March 16, 2000    AmeriGas Partners,    Form 10-Q (6/30/00)        10.2
                      to Note Agreement dated as of April 12, 1995          L.P.
--------------------------------------------------------------------------------------------------------------------------------
        4.9           Second Amended and Restated Agreement of       AmeriGas Partners,          Form 8-K               1
                      Limited Partnership of AmeriGas Partners,             L.P.                (9/30/00)
                      L.P.
--------------------------------------------------------------------------------------------------------------------------------
        10.1          Service Agreement (Rate FSS) dated as of               UGI           Form 10-K (9/30/95)        10.5
                      November 1, 1989 between Utilities and
                      Columbia, as modified pursuant to the
                      orders of the Federal Energy Regulatory
                      Commission at Docket No. RS92-5-000
                      reported at Columbia Gas Transmission
                      Corp., 64 FERC *61,060 (1993), order on
                      rehearing, 64 FERC *61,365 (1993)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
        10.2          Service Agreement (Rate FTS) dated June 1,          Utilities        Form 10-K (12/31/90)      (10)o.
                      1987 between Utilities and Columbia, as
                      modified by Supplement No. 1 dated October
                      1, 1988; Supplement No. 2 dated November 1,
                      1989; Supplement No. 3 dated November 1,
                      1990; Supplement No. 4 dated November 1,
                      1990; and Supplement No. 5 dated January 1,
                      1991, as further modified pursuant to the
                      orders of the Federal Energy Regulatory
                      Commission at Docket No. RS92-5-000
                      reported at Columbia Gas Transmission
                      Corp., 64 FERC *61,060 (1993), order on
                      rehearing, 64 FERC *61,365 (1993)
--------------------------------------------------------------------------------------------------------------------------------
        10.3          Transportation Service Agreement (Rate              Utilities        Form 10-K (12/31/90)      (10)p.
                      FTS-1) dated November 1, 1989 between
                      Utilities and Columbia Gulf Transmission
                      Company, as modified pursuant to the orders
                      of the Federal Energy Regulatory Commission
                      in Docket No. RP93-6-000 reported at
                      Columbia Gulf Transmission Co., 64 FERC
                      *61,060 (1993), order on rehearing, 64 FERC
                      *61,365 (1993)
--------------------------------------------------------------------------------------------------------------------------------
        10.4          Amended and Restated Sublease Agreement                UGI           Form 10-K (9/30/94)        10.35
                      dated April 1, 1988 between Southwest Salt
                      Co. and AP Propane, Inc. (the "Southwest
                      Salt Co. Agreement")
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
        10.5          Letter dated July 8, 1998 pursuant to                  UGI           Form 10-K (9/30/99)        10.5
                      Article 1, Section 1.2 of the Southwest
                      Salt Co. Agreement re: option to renew for
                      period of June 1, 2000 to May 31, 2005 and
                      related extension notice
--------------------------------------------------------------------------------------------------------------------------------
       10.6**         UGI Corporation Directors Deferred                     UGI                Form 10-K             10.6
                      Compensation Plan Amended and Restated as
                      of January 1, 2000                                                        (9/30/00)
--------------------------------------------------------------------------------------------------------------------------------
       10.7**         UGI Corporation 1992 Stock Option and                  UGI           Form 10-Q (6/30/92)       (10)ee
                      Dividend Equivalent Plan, as amended May
                      19, 1992
--------------------------------------------------------------------------------------------------------------------------------
       10.8**         UGI Corporation Annual Bonus Plan dated                UGI           Form 10-Q (6/30/96)        10.4
                      March 8, 1996
--------------------------------------------------------------------------------------------------------------------------------
       10.9**         UGI Corporation Directors' Equity                      UGI                Form 10-K             10.9
                      Compensation Plan Amended and Restated as
                      of January 1, 2000                                                        (9/30/00)
--------------------------------------------------------------------------------------------------------------------------------
      10.10**         UGI Corporation 1997 Stock Option and                  UGI           Form 10-Q (3/31/97)        10.2
                      Dividend Equivalent Plan
--------------------------------------------------------------------------------------------------------------------------------
      10.11**         UGI Corporation 1992 Directors' Stock Plan             UGI           Form 10-Q (6/30/92)       (10)ff
--------------------------------------------------------------------------------------------------------------------------------
      10.12**         UGI Corporation Senior Executive Employee              UGI           Form 10-K (9/30/97)        10.12
                      Severance Pay Plan effective January 1, 1997
--------------------------------------------------------------------------------------------------------------------------------
      10.13**         UGI Corporation 2000 Directors' Stock                  UGI           Form 10-K (9/30/99)        10.13
                      Option Plan
--------------------------------------------------------------------------------------------------------------------------------
      10.14**         UGI Corporation 2000 Stock Incentive Plan              UGI           Form 10-Q (6/30/00)        10.1
--------------------------------------------------------------------------------------------------------------------------------
      10.15**         1997 Stock Purchase Loan Plan                          UGI           Form 10-K (9/30/97)        10.16
--------------------------------------------------------------------------------------------------------------------------------
      10.16**         UGI Corporation Supplemental Executive                 UGI           Form 10-Q (6/30/98)         10
                      Retirement Plan Amended and Restated
                      effective October 1, 1996
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
      10.17**         Summary of Terms of UGI Corporation 1999               UGI           Form 10-Q (6/30/99)         10
                      Restricted Stock Awards
--------------------------------------------------------------------------------------------------------------------------------
       10.18          Amended and Restated Credit Agreement dated    AmeriGas Partners,         Form 10-K             10.1
                      as of September 15, 1997 among AmeriGas               L.P.
                      Propane, L.P., AmeriGas Propane, Inc.,                                    (9/30/97)
                      Petrolane Incorporated, Bank of America
                      National Trust and Savings Association, as
                      Agent, First Union National Bank, as
                      Syndication Agent and certain banks
--------------------------------------------------------------------------------------------------------------------------------
       10.19          First Amendment dated as of September 15,      AmeriGas Partners,    Form 10-K (9/30/98)        10.2
                      1998 to Amended and Restated Credit                   L.P.
                      Agreement
--------------------------------------------------------------------------------------------------------------------------------
       10.20          Second Amendment dated as of March 25, 1999    AmeriGas Partners,    Form 10-Q (3/31/99)        10.1
                      to Amended and Restated Credit Agreement              L.P.
--------------------------------------------------------------------------------------------------------------------------------
       10.21          Third Amendment dated as of March 22, 2000     AmeriGas Partners,    Form 10-Q (6/30/00)        10.3
                      to Amended and Restated Credit Agreement              L.P.
--------------------------------------------------------------------------------------------------------------------------------
       10.22          Fourth Amendment dated as of June 6, 2000      AmeriGas Partners,    Form 10-Q (6/30/00)        10.4
                      to Amended and Restated Credit Agreement              L.P.
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
       10.23          Intercreditor and Agency Agreement dated as    AmeriGas Partners,    Form 10-Q (3/31/95)        10.2
                      of April 19, 1995 among AmeriGas Propane,             L.P.
                      Inc., Petrolane Incorporated, AmeriGas
                      Propane, L.P., Bank of America National
                      Trust and Savings Association ("Bank of
                      America") as Agent, Mellon Bank, N.A. as
                      Cash Collateral Sub-Agent, Bank of America
                      as Collateral Agent and certain creditors
                      of AmeriGas Propane, L.P.
--------------------------------------------------------------------------------------------------------------------------------
       10.24          General Security Agreement dated as of         AmeriGas Partners,    Form 10-Q (3/31/95)        10.3
                      April 19, 1995 among AmeriGas Propane,                L.P.
                      L.P., Bank of America National Trust and
                      Savings Association and Mellon Bank, N.A.
--------------------------------------------------------------------------------------------------------------------------------
       10.25          Subsidiary Security Agreement dated as of      AmeriGas Partners,    Form 10-Q (3/31/95)        10.4
                      April 19, 1995 among AmeriGas Propane,                L.P.
                      L.P., Bank of America National Trust and
                      Savings Association as Collateral Agent and
                      Mellon Bank, N.A. as Cash Collateral Agent
--------------------------------------------------------------------------------------------------------------------------------
       10.26          Restricted Subsidiary Guarantee dated as of    AmeriGas Partners,    Form 10-Q (3/31/95)        10.5
                      April 19, 1995 by AmeriGas Propane, L.P.              L.P.
                      for the benefit of Bank of America National
                      Trust and Savings Association, as
                      Collateral Agent
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
       10.27          Trademark License Agreement dated April 19,    AmeriGas Partners,    Form 10-Q (3/31/95)        10.6
                      1995 among UGI Corporation, AmeriGas, Inc.,           L.P.
                      AmeriGas Propane, Inc., AmeriGas Partners,
                      L.P. and AmeriGas Propane, L.P.
--------------------------------------------------------------------------------------------------------------------------------
       10.28          Trademark License Agreement, dated April       AmeriGas Partners,    Form 10-Q (3/31/95)        10.7
                      19, 1995 among AmeriGas Propane, Inc.,                L.P.
                      AmeriGas Partners, L.P. and AmeriGas
                      Propane, L.P.
--------------------------------------------------------------------------------------------------------------------------------
       10.29          Agreement dated as of May 1, 1996 between      AmeriGas Partners,    Form 10-K (9/30/97)        10.2
                      TE Products Pipeline Company, L.P. and                L.P.
                      AmeriGas Propane, L.P.
--------------------------------------------------------------------------------------------------------------------------------
       10.30          Pledge Agreement dated September 1999                  UGI           Form 10-K (9/30/99)        10.28
                      between Eastfield International Holdings,
                      Inc. and Reiffeisen Zentralbank Osterreich
                      Aktiengesellschaft ("RZB")
--------------------------------------------------------------------------------------------------------------------------------
       10.31          Pledge Agreement dated September 1999                  UGI           Form 10-K (9/30/99)        10.29
                      between EuroGas Holdings, Inc. and RZB
--------------------------------------------------------------------------------------------------------------------------------
       10.32          Form of Guarantee Agreement dated September            UGI           Form 10-K (9/30/99)        10.30
                      1999 between UGI Corporation and RZB
                      relating to loan amount of EURO 74 million
--------------------------------------------------------------------------------------------------------------------------------
       10.33          Form of Guarantee Agreement dated September            UGI                Form 10-K             10.33
                      2000 between UGI Corporation and RZB
                      relating to loan amount of EURO 14.9 million                              (9/30/00)
--------------------------------------------------------------------------------------------------------------------------------
       10.34          Form of Guarantee Agreement dated September            UGI                Form 10-K             10.34
                      2000 between UGI Corporation and RZB
                      relating to loan amount of EURO 9 million                                 (9/30/00)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
      10.35**         Description of Change of Control                       UGI           Form 10-K (9/30/99)        10.33
                      arrangements for Messrs. Greenberg, Bovaird
                      and Mendicino
--------------------------------------------------------------------------------------------------------------------------------
      10.36**         Description of Change of Control                       UGI           Form 10-K (9/30/99)        10.34
                      arrangement for Mr. Chaney
--------------------------------------------------------------------------------------------------------------------------------
      10.37**         Description of Change of Control               AmeriGas Partners,    Form 10-K (9/30/99)        10.31
                      arrangement for Mr. Bissell                           L.P.
--------------------------------------------------------------------------------------------------------------------------------
      10.38**         Consulting Services Agreement dated as of              UGI           Form 10-K (9/30/00)        10.38
                      August 1, 2000 between Stephen D. Ban and
                      UGI Corporation
--------------------------------------------------------------------------------------------------------------------------------
      10.39**         1992 Non-Qualified Stock Option Plan, as               UGI           Form 10-K (9/30/00)        10.39
                      amended
--------------------------------------------------------------------------------------------------------------------------------
       10.40          Service Agreement for comprehensive                    UGI           Form 10-K (9/30/00)        10.40
                      delivery service (Rate CDS) dated February
                      23, 1998 between UGI Utilities, Inc. and
                      Texas Eastern Transmission Corporation
--------------------------------------------------------------------------------------------------------------------------------
       10.41          Service Agreement for comprehensive                    UGI           Form 10-K (9/30/00)        10.41
                      delivery service (Rate CDS) dated February
                      23, 1999 between UGI Utilities, Inc. and
                      Texas Eastern Transmission Corporation
--------------------------------------------------------------------------------------------------------------------------------
         13           Pages 13 through 47 of 2000 Annual Report              UGI           Form 10-K (9/30/99)         13
                      to Shareholders
--------------------------------------------------------------------------------------------------------------------------------
         21           Subsidiaries of the Registrant                         UGI           Form 10-K (9/30/00)         21
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                    INCORPORATION BY REFERENCE
--------------------------------------------------------------------------------------------------------------------------------
    EXHIBIT NO.                         EXHIBIT                          REGISTRANT               FILING             EXHIBIT
--------------------------------------------------------------------------------------------------------------------------------
         23           Consent of Arthur Andersen LLP                         UGI           Form 10-K (9/30/00)         23
--------------------------------------------------------------------------------------------------------------------------------
       *23.1          Consent of Arthur Andersen LLP re:
                      Financial Statements and Supplemental
                      Schedule of UGI Utilities, Inc. Savings
                      Plan and AmeriGas Propane, Inc. Savings
                      Plan for the year ended December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
         27           Financial Data Schedule                                UGI           Form 10-K (9/30/00)         27
--------------------------------------------------------------------------------------------------------------------------------
        *99           Financial Statements and Supplemental
                      Schedule of UGI Utilities, Inc. Savings
                      Plan and AmeriGas Propane, Inc. Savings
                      Plan for the year ended December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------

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



                                        UGI CORPORATION


Date:  June 27, 2001                    By:   /s/ Anthony J. Mendicino
                                              -------------------------------
                                              Anthony J. Mendicino
                                              Vice President - Finance
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
23.1                          Consent of Arthur Andersen LLP re: Financial
                              Statements and Supplemental Schedule of UGI
                              Utilities, Inc. Savings Plan and AmeriGas
                              Propane, Inc. Savings Plan for the year ended
                              December 31, 2000


99 Financial Statements and Supplemental Schedule of UGI Utilities, Inc. Savings Plan and
                              AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 2000