Form 10-Q
period 2001-06-30
UGI CORP /PA/
filed 2001-08-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

    At July 31, 2001, there were 27,216,988 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          PAGES
                                                                                                          -----

PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 2001,
                        September 30, 2000 and June 30, 2000                                                1

                   Condensed Consolidated Statements of Income for the three, nine
                        and twelve months ended June 30, 2001 and 2000                                      2

                   Condensed Consolidated Statements of Cash Flows for the
                        nine and twelve months ended June 30, 2001 and 2000                                 3

                   Notes to Condensed Consolidated Financial Statements                                   4 - 14

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              15 - 32

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            32 - 34

PART II  OTHER INFORMATION

      Item 6.      Exhibits and Reports on Form 8-K                                                        35

      Signatures                                                                                           36

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                                 June 30,     September 30,    June 30,
                                                                                   2001           2000           2000
                                                                                -----------   -------------   ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $   52.1       $   93.9       $   91.3
    Short-term investments, at cost which approximates market value                   3.6            7.8            3.9
    Accounts receivable (less allowance for doubtful accounts of
        $18.3, $9.3 and $10.1, respectively)                                        195.6          165.7          145.4
    Accrued utility revenues                                                          8.1           10.5            7.0
    Inventories                                                                     100.9          117.4           91.7
    Deferred income taxes                                                            28.6            8.8           15.7
    Utility regulatory assets                                                           -            7.2              -
    Prepaid expenses and other current assets                                        17.4           19.0           17.4
                                                                                 --------       --------       --------
      Total current assets                                                          406.3          430.3          372.4

Investments:
    Investments in equity investees                                                  40.7            5.5            5.8
    Other investments                                                                 3.5            1.7            2.6
                                                                                 --------       --------       --------
      Total investments                                                              44.2            7.2            8.4

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $634.4, $578.9 and $563.8, respectively)                  1,082.9        1,073.2        1,075.9

Intangible assets (less accumulated amortization of $210.4, $190.2 and
    $184.9, respectively)                                                           653.0          675.5          677.9
Utility regulatory assets                                                            54.6           55.1           56.6
Other assets                                                                         41.2           34.5           38.8
                                                                                 --------       --------       --------
      Total assets                                                               $2,282.2       $2,275.8       $2,230.0
                                                                                 ========       ========       ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                         $   77.1       $   85.9       $   95.7
    Operating Partnership bank loans                                                  9.0           30.0           25.0
    UGI Utilities bank loans                                                         53.3          100.4           61.9
    Other bank loans                                                                  4.5            4.3            1.9
    Accounts payable                                                                119.4          156.7          111.3
    Other current liabilities                                                       181.3          162.1          154.4
                                                                                 --------       --------       --------
      Total current liabilities                                                     444.6          539.4          450.2

Long-term debt                                                                    1,066.1        1,029.7        1,035.2
Deferred income taxes                                                               178.4          169.9          170.8
Other noncurrent liabilities                                                         74.9           92.5           85.5

Commitments and contingencies (note 4)

Minority interest in AmeriGas Partners                                              220.2          177.1          200.2

UGI Utilities redeemable preferred stock                                             20.0           20.0           20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                   394.4          394.5          394.6
    Retained earnings (accumulated deficit)                                          36.1           (4.9)          16.1
    Accumulated other comprehensive loss                                            (15.2)             -           (0.1)
    Unearned compensation - restricted stock                                            -           (0.7)          (1.0)
                                                                                 --------       --------       --------
                                                                                    415.3          388.9          409.6
    Treasury stock, at cost                                                        (137.3)        (141.7)        (141.5)
                                                                                 --------       --------       --------
      Total common stockholders' equity                                             278.0          247.2          268.1
                                                                                 --------       --------       --------
      Total liabilities and stockholders' equity                                 $2,282.2       $2,275.8       $2,230.0
                                                                                 ========       ========       ========


See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)


                                                 Three Months Ended                Nine Months Ended           Twelve Months Ended
                                                      June 30,                          June 30,                    June 30,
                                            ----------------------------  ---------------------------- ----------------------------
                                               2001             2000         2001             2000        2001             2000
                                            -----------      -----------  -----------      ----------- -----------      -----------
Revenues:
 AmeriGas Propane                               $ 219.2          $ 209.7     $1,209.1         $  899.6    $1,429.6         $1,067.4
 UGI Utilities                                    103.8             77.6        501.9            368.6       570.2            431.4
 International Propane                             10.0              9.2         39.1             38.5        51.1             38.5
 Energy Services and other                         78.9             39.4        342.7            106.2       390.7            127.0
                                            -----------      -----------  -----------      ----------- -----------      -----------
                                                  411.9            335.9      2,092.8          1,412.9     2,441.6          1,664.3
                                            -----------      -----------  -----------      ----------- -----------      -----------
Costs and expenses:
 AmeriGas Propane cost of sales                   120.5            119.3        728.7            493.4       863.6            579.9
 UGI Utilities - gas, fuel and purchased
  power                                            64.9             35.9        324.0            185.8       356.3            214.4
 International Propane cost of sales                5.2              5.1         22.7             22.3        30.1             22.3
 Energy Services and other cost of sales           70.8             37.9        317.2            100.9       361.8            120.1
 Operating and administrative expenses            117.6            107.4        385.6            346.3       500.5            452.2
 Utility taxes other than income taxes              1.7              2.9          7.2             14.3        10.0             18.4
 Depreciation and amortization                     26.2             23.8         78.3             70.8       105.0             93.6
 Other income, net                                 (3.4)            (5.1)       (13.9)           (18.2)      (22.6)           (23.3)
                                            -----------      -----------  -----------      ----------- -----------      -----------
                                                  403.5            327.2      1,849.8          1,215.6     2,204.7          1,477.6
                                            -----------      -----------  -----------      ----------- -----------      -----------

Operating income                                    8.4              8.7        243.0            197.3       236.9            186.7
Interest expense                                  (25.2)           (24.3)       (77.8)           (72.1)     (104.2)           (93.6)
Minority interest in AmeriGas Partners             11.0              8.9        (38.9)           (19.7)      (25.5)            (7.6)
                                            -----------      -----------  -----------      ----------- -----------      -----------
Income (loss) before income taxes,
 subsidiary preferred stock dividends
 and accounting changes                            (5.8)            (6.7)       126.3            105.5       107.2             85.5
Income tax (expense) benefit                        1.9              2.4        (56.8)           (49.1)      (47.8)           (39.9)
Dividends on UGI Utilities Series
 Preferred Stock                                   (0.4)            (0.4)        (1.2)            (1.2)       (1.6)            (1.6)
                                            -----------      -----------  -----------      ----------- -----------      -----------
Income (loss) before accounting changes            (4.3)            (4.7)        68.3             55.2        57.8             44.0
Cumulative effect of accounting changes,
 net                                                  -                -          4.5                -         4.5                -
                                            -----------      -----------  -----------      ----------- -----------      -----------
Net income  (loss)                              $  (4.3)         $  (4.7)    $   72.8         $   55.2    $   62.3         $   44.0
                                            ===========      ===========  ===========      =========== ===========      ===========

Earnings (loss) per share:
 Basic:
   Income (loss) before accounting changes      $ (0.16)          $(0.17)    $   2.52         $   2.02    $   2.13         $   1.56
   Cumulative effect of accounting changes,
    net                                               -                -         0.16                -        0.17                -
                                            -----------      -----------  -----------      ----------- -----------      -----------
   Net income (loss)                            $ (0.16)         $ (0.17)    $   2.68         $   2.02    $   2.30         $   1.56
                                            ===========      ===========  ===========      =========== ===========      ===========

 Diluted:
   Income (loss) before accounting changes       $(0.16)         $ (0.17)    $   2.50         $   2.02    $   2.12         $   1.56
   Cumulative effect of accounting changes,
    net                                               -                -         0.17                -        0.17                -
                                            -----------      -----------  -----------      ----------- -----------      -----------
   Net income (loss)                             $(0.16)         $ (0.17)    $   2.67         $   2.02    $   2.29         $   1.56
                                            ===========      ===========  ===========      =========== ===========      ===========

Average common shares outstanding:
 Basic                                           27.182           27.190       27.121           27.270      27.108           28.188
                                            ===========      ===========  ===========      =========== ===========      ===========

 Diluted                                         27.182           27.190       27.304           27.300      27.263           28.217
                                            ===========      ===========  ===========      =========== ===========      ===========

Dividends declared per share                     $ 0.40          $0.3875     $  1.175         $ 1.1375    $ 1.5625         $ 1.5125
                                            ===========      ===========  ===========      =========== ===========      ===========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                        Nine Months Ended        Twelve Months Ended
                                                                            June 30,                  June 30,
                                                                       -------------------       -------------------
                                                                        2001         2000         2001         2000
                                                                       ------       ------       ------       ------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                         $ 72.8       $ 55.2       $ 62.3       $ 44.0
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                    78.3         70.8        105.0         93.6
        Cumulative effect of accounting changes                          (4.5)           -         (4.5)           -
        Minority interest in AmeriGas Partners                           38.9         19.7         25.5          7.6
        Deferred income taxes, net                                      (12.6)         1.6        (11.0)         9.2
        Other, net                                                      (19.9)         5.9        (10.0)         5.4
                                                                       ------       ------       ------       ------
                                                                        153.0        153.2        167.3        159.8
        Net change in:
          Accounts receivable and accrued utility revenues              (42.2)       (50.0)       (55.6)       (50.1)
          Inventories and prepaid propane purchases                      15.1         (1.2)        (9.8)       (29.7)
          Deferred fuel costs                                            14.0          7.9          2.3         (4.1)
          Accounts payable                                              (38.3)         8.8          4.9         38.7
          Other current assets and liabilities                            4.5         (1.2)        12.2          1.1
                                                                       ------       ------       ------       ------
        Net cash provided by operating activities                       106.1        117.5        121.3        115.7
                                                                       ------       ------       ------       ------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                      (54.2)       (50.2)       (75.0)       (68.9)
    Net proceeds from disposals of assets                                 2.2          4.4          6.2          6.7
    Acquisitions of businesses, net of cash acquired                      1.6        (55.9)        (7.8)      (130.3)
    Investments in equity investees                                     (32.6)           -        (32.6)           -
    Short-term investments decrease                                       4.2         11.2          0.3          1.5
    Other, net                                                           (2.6)        (1.0)        (2.5)        (1.0)
                                                                       ------       ------       ------       ------
        Net cash used by investing activities                           (81.4)       (91.5)      (111.4)      (192.0)
                                                                       ------       ------       ------       ------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                           (42.3)       (30.9)       (52.6)       (42.4)
    Distributions on Partnership public Common Units                    (33.2)       (29.4)       (42.9)       (39.2)
    Issuance of long-term debt                                          114.0        210.2        113.5        308.1
    Repayment of long-term debt                                         (87.2)       (87.5)       (95.1)       (95.0)
    AmeriGas Propane bank loans increase (decrease)                     (21.0)         3.0        (16.0)         5.0
    UGI Utilities bank loans increase (decrease)                        (47.1)       (25.5)        (8.6)         2.3
    Other bank loans  increase (decrease)                                 6.7         (9.3)         9.2         (9.3)
    Issuance of Partnership public Common Units                          39.8            -         39.8            -
    Issuance of Common Stock                                              4.1          3.0          4.9          4.3
    Repurchases of Common Stock                                             -         (8.6)        (1.0)      (118.5)
                                                                       ------       ------       ------       ------
        Net cash provided (used) by financing activities                (66.2)        25.0        (48.8)        15.3
                                                                       ------       ------       ------       ------
    FOREIGN CURRENCY EXCHANGE EFFECT ON CASH:                            (0.3)        (0.2)        (0.3)        (0.2)
                                                                       ------       ------       ------       ------

Cash and cash equivalents increase (decrease)                          $(41.8)      $ 50.8       $(39.2)      $(61.2)
                                                                       ======       ======       ======       ======

Cash and cash equivalents:
    End of period                                                      $ 52.1       $ 91.3       $ 52.1       $ 91.3
    Beginning of period                                                  93.9         40.5         91.3        152.5
                                                                       ------       ------       ------       ------
      Increase (decrease)                                              $(41.8)      $ 50.8       $(39.2)      $(61.2)
                                                                       ======       ======       ======       ======

During the twelve months ended June 30, 2001 and 2000, UGI Utilities, Inc. paid cash dividends to UGI of $34.8 and $36.0, respectively. During the twelve months ended June 30, 2001 and 2000, AmeriGas, Inc. paid cash dividends to UGI of $45.9 and $46.6, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $52.6 and $42.4, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


1.      BASIS OF PRESENTATION

        UGI Corporation ("UGI") is a holding company that operates gas and electric utility, propane distribution, energy marketing and related businesses through subsidiaries. Our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric distribution utility and electricity generation business (collectively, "Electric Utility") in northeastern Pennsylvania (together we refer to them as "Utilities"). We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its operating subsidiary, AmeriGas Propane, L.P. (the "Operating Partnership"), both of which are Delaware limited partnerships. We refer to AmeriGas Partners and the Operating Partnership together as "the Partnership." In October 2000, AmeriGas Partners issued 2,300,000 Common Units in a public offering for net cash proceeds of approximately $40.0 million. At June 30, 2001, UGI, through subsidiaries, holds an effective 2% general partner interest and a 53.5% limited partner interest in the Operating Partnership. Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation and air-conditioning service business ("HVAC") and a retail hearth, spa and grill products business ("Hearth USA(TM)") in the Middle Atlantic region of the U.S.; and (3) participates in propane joint-venture businesses in France and China.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        Comprehensive income (loss), which comprises net income (loss) and other comprehensive income (loss), for the three and nine months ended June 30, 2001 was $(19.5) million and $57.6 million, respectively. Other comprehensive loss of $(14.8) million in the three months ended June 30, 2001 is principally a result of losses on commodity derivative hedge instruments and, to a lesser extent, the impact of the weakening EURO on foreign currency translation adjustments. Other comprehensive loss of $(15.2) million in the nine months ended June 30, 2001 primarily reflects the impact of net losses on commodity derivative hedge instruments and the reclassification of derivative hedge gains existing at the beginning of the period. Other comprehensive income in the three and nine months ended June 30, 2000 was less than $0.5 million.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.      SEGMENT INFORMATION (CONTINUED)


Three Months Ended June 30, 2001:
---------------------------------

                                                     AmeriGas    Gas    Electric  Energy   International    Other           Corp
                                  Total     Elims.   Propane   Utility  Utility   Services    Propane     Enterprises (a)  & Other
                                --------  --------  --------  --------  --------  -------- -------------  --------------   -------
Revenues                        $  411.9  $ (0.7)   $  219.2    $ 84.5    $ 19.3    $68.6       $  10.0       $ 10.3        $ 0.7
                                ========  ======    ========    ======    ======    =====       =======       ======        =====


Segment profit (loss):
   EBITDA                       $   34.6  $ (0.3)   $   12.9    $ 15.9    $  2.8    $ 2.6       $   0.7       $(1.2)        $ 1.2
   Depreciation and
   amortization                    (26.2)      -       (18.7)     (5.1)     (0.9)       -          (1.0)       (0.4)         (0.1)
                                --------  ------    --------    ------    ------    -----        -------       -----         -----
   Operating income (loss)           8.4    (0.3)       (5.8)     10.8       1.9      2.6          (0.3)       (1.6)          1.1
   Interest expense                (25.2)    0.3       (19.3)     (3.8)     (0.6)    (0.2)         (1.2)       (0.1)         (0.3)
   Minority interest                11.0       -        11.0         -         -        -             -           -             -
                                --------  ------    --------    ------    ------    -----        -------       -----         -----

   Income (loss) before
     income  taxes, subsidiary
     preferred  stock dividends,
     and accounting changes     $   (5.8) $    -    $  (14.1)   $  7.0    $  1.3    $ 2.4       $  (1.5)      $(1.7)        $ 0.8
                                ========  ======    ========    ======    ======    =====        =======       =====         =====

Segment assets (at period
     end)                       $2,282.2  $(50.8)   $1,279.3    $672.1    $101.6    $46.4       $ 134.7       $27.9         $71.0
                                ========  ======    ========    ======    ======    =====        =======       =====         =====


Investments in equity
     investees                  $   40.7  $    -    $      -    $    -    $ 11.4    $   -       $  29.3       $   -         $   -
                                ========  ======    ========    ======    ======    =====        =======       =====         =====


Three Months Ended June 30, 2000:
---------------------------------

                                                    AmeriGas     Gas     Electric   Energy   International     Other          Corp.
                                  Total    Elims.    Propane   Utility   Utility   Services     Propane     Enterprises (a)  & Other
                                --------  --------  --------   -------  --------   --------  -------------  ---------------  -------
Revenues                        $  335.9  $ (0.8)    $  209.7    $ 59.3     $18.3     $38.2       $  9.2        $ 1.2         $ 0.8
                                ========  ======     ========    ======     =====     =====       ======        =====         =====


Segment profit (loss):
   EBITDA                      $    32.5       -     $   14.0    $ 14.3     $ 3.8     $ 0.6       $ (0.3)       $(1.4)        $ 1.5
   Depreciation and
    amortization                   (23.8)      -        (17.0)     (4.9)     (0.9)     (0.1)        (0.7)        (0.1)         (0.1)
                               ---------  ------     --------    ------     -----     -----       ------        -----         -----

   Operating income (loss)           8.7       -         (3.0)      9.4       2.9       0.5         (1.0)        (1.5)          1.4
   Interest expense                (24.3)      -        (18.7)     (3.8)     (0.6)        -         (1.1)           -          (0.1)
   Minority interest                 8.9       -          8.9         -         -         -            -            -             -
                               ---------  ------     --------    ------     -----     -----       ------        -----         -----
   Income (loss) before income
     taxes, subsidiary
     preferred stock dividends,
     and accounting changes    $   (6.7)  $    -     $  (12.8)   $  5.6     $ 2.3     $ 0.5       $ (2.1)       $(1.5)        $ 1.3
                               ========   ======     ========    ======     =====     =====       ======        =====         =====

Segment assets (at period
    end)                       $2,230.0   $(14.7)    $1,286.6    $615.3     $96.8     $36.0       $123.9        $ 7.6         $78.5
                               ========   ======     ========    ======     =====     =====       ======        =====         =====


Investments in equity
    investees                   $    5.8  $    -     $      -    $    -     $   -         -       $  5.8        $   -         $   -
                               =========  ======     ========    ======     =====     =====       ======        =====         =====



        (a) Other Enterprises principally comprises Hearth USA (TM), HVAC, and Enterprises' corporate and general expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)


Nine Months Ended June 30, 2001:
--------------------------------

                                                          AmeriGas    Gas     Electric    Energy  International    Other     Corp.
                                        Total     Elims.  Propane   Utility   Utility    Services     Propane   Enterprises & Other
                                       --------  -------- --------  --------  --------   -------- ------------- ----------- -------
Revenues                               $2,092.8  $ (2.3)  $1,209.1  $  439.7  $   62.2   $ 309.7    $   39.1      $   33.0  $   2.3
                                       ========  ======   ========  ========  ========   =======    ========      ========  =======

Segment profit (loss):
   EBITDA                              $  321.3  $ (0.9)  $  201.5  $   99.2  $   11.3   $   7.7    $    1.7      $   (2.0) $   2.8
   Depreciation and
     amortization                         (78.3)      -      (55.8)    (15.1)     (2.7)     (0.1)       (3.2)         (1.2)    (0.2)
                                       --------  ------   --------  --------  --------  --------    --------      --------  -------
   Operating income (loss)                243.0    (0.9)     145.7      84.1       8.6       7.6        (1.5)         (3.2)     2.6
   Interest expense                       (77.8)    0.9      (59.1)    (12.5)     (2.0)     (0.3)       (3.7)         (0.6)    (0.5)
   Minority interest                      (38.9)      -      (38.9)        -         -         -           -             -        -
                                       --------  ------   --------  --------  --------  --------    --------      --------  -------
   Income (loss) before income
     taxes, subsidiary
     preferred stock dividends,
     and accounting changes            $  126.3  $    -   $   47.7  $   71.6  $    6.6   $  $7.3    $   (5.2)     $   (3.8) $   2.1
                                       ========  ======   ========  ========  ========   ========   ========      ========  =======

Segment assets (at period
     end)                              $2,282.2  $(50.8)  $1,279.3  $  672.1  $  101.6   $  46.4    $  134.7      $   27.9  $  71.0
                                       ========  ======   ========  ========  ========   ========   ========      ========  =======

Investments in equity
    investees                          $   40.7  $    -   $      -  $      -  $   11.4   $     -    $   29.3      $      -  $     -
                                       ========  ======   ========  ========  ========   ========   ========      ========  =======



Nine Months Ended June 30, 2000:
--------------------------------

                                                        AmeriGas     Gas     Electric  Energy    International   Other      Corp.
                                      Total    Elims.   Propane   Utility    Utility   Services    Propane     Enterprises  & Other
                                    --------   ------   --------  --------   --------  --------  ------------- ----------   -------
Revenues                            $1,412.9   $ (2.3)  $  899.6  $  310.1   $   58.5  $  103.8    $   38.5     $    2.4    $   2.3
                                    ========   ======   ========  ========   ========  ========    ========     ========    =======

Segment profit (loss):
   EBITDA                           $  268.1   $    -   $  152.2  $   96.7   $   15.6  $    2.3    $    1.6     $   (4.1)   $   3.8
   Depreciation and
      amortization                     (70.8)       -      (50.3)    (14.3)      (2.9)     (0.2)       (2.7)        (0.2)      (0.2)
                                    --------   ------   --------  --------   --------  --------    --------     --------    -------
   Operating income (loss)             197.3        -      101.9      82.4       12.7       2.1        (1.1)        (4.3)       3.6
   Interest expense                    (72.1)       -      (54.7)    (12.1)      (1.7)        -        (3.2)           -       (0.4)
   Minority interest                   (19.7)       -      (19.7)        -          -         -           -            -          -
                                    --------   ------   --------  --------   --------  --------    --------     --------    -------
   Income (loss) before income
     taxes, subsidiary
     preferred stock dividends,
     and accounting changes         $  105.5   $    -   $   27.5  $   70.3   $   11.0  $    2.1    $   (4.3)    $   (4.3)   $   3.2
                                    ========   ======   ========  ========   ========  ========    ========     ========    =======

Segment assets (at period
    end)                            $2,230.0   $(14.7)  $1,286.6  $  615.3   $   96.8  $   36.0    $  123.9     $    7.6    $  78.5
                                    ========   ======   ========  ========   ========  ========    ========     ========    =======

Investments in equity
    investees                       $    5.8   $    -   $      -  $      -   $      -  $      -    $    5.8     $      -    $     -
                                     =======   ======   ========  ========   ========  ========    ========     ========    =======


                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended June 30, 2001:
----------------------------------
                                                                                                        Inter-     Other
                                                               AmeriGas    Gas     Electric   Energy    national   Enter-    Corp &
                                            Total     Elims.   Propane   Utility   Utility   Services   Propane    prises    Other
                                          --------   -------   --------  --------  --------  --------   --------   -------   ------
Revenues                                  $2,441.6   $ (3.0)   $1,429.6   $488.6    $ 81.6    $352.9    $ 51.1     $37.8     $ 3.0
                                          ========   ======    ========   ======    ======    ======    ======     =====     =====

Segment profit (loss):
   EBITDA                                 $  341.9   $ (0.9)   $  207.9   $107.8    $ 15.3    $  8.4    $  2.0     $(2.9)    $ 4.3
   Depreciation and amortization            (105.0)       -       (73.9)   (19.9)     (4.3)     (0.1)     (5.1)     (1.5)     (0.2)
                                          --------   ------    --------   ------    ------    ------    ------     -----     -----
   Operating income (loss)                   236.9     (0.9)      134.0     87.9      11.0       8.3      (3.1)     (4.4)      4.1
   Interest expense                         (104.2)     0.9       (79.1)   (16.6)     (2.5)     (0.3)     (5.3)     (0.6)     (0.7)
   Minority interest                         (25.5)       -       (25.5)       -         -         -         -         -         -
                                          --------   ------    --------   ------    ------    ------    ------     -----     -----
   Income (loss) before income
     taxes, subsidiary
     preferred stock dividends,
     and accounting changes               $  107.2   $    -    $   29.4   $ 71.3    $  8.5    $  8.0    $ (8.4)    $(5.0)    $ 3.4
                                          ========   ======    ========   ======    ======    ======    ======     =====     =====

Segment assets (at period end)            $2,282.2   $(50.8)   $1,279.3   $672.1    $101.6    $ 46.4    $134.7     $27.9     $71.0
                                          ========   ======    ========   ======    ======    ======    ======     =====     =====

Investments in equity  investees          $   40.7   $    -    $      -   $    -    $ 11.4    $    -    $ 29.3     $   -     $   -
                                          ========   ======    ========   ======    ======    ======    ======     =====     =====



Twelve Months Ended June 30, 2000:
----------------------------------
                                                                                                          Inter-     Other
                                                               AmeriGas    Gas     Electric    Energy     national   Enter-   Corp &
                                            Total     Elims.   Propane   Utility   Utility    Services    Propane    prises   Other
                                          --------   -------   --------  --------  --------   ---------   --------   -------  ------
Revenues                                  $1,664.3   $ (3.0)   $1,067.4   $353.1    $78.3     $124.5      $ 38.5      $ 2.5   $ 3.0
                                          ========   ======    ========   ======    =====     ======      ======      =====   =====

Segment profit (loss):
   EBITDA                                 $  280.3   $    -    $  156.9   $102.1    $17.3     $  2.9      $  1.8      $(6.2)  $ 5.5
   Depreciation and amortization             (93.6)       -       (67.2)   (19.1)    (3.9)      (0.3)       (2.7)      (0.2)   (0.2)
                                          --------   ------    --------   ------    -----     ------      ------      -----   -----
   Operating income (loss)                   186.7        -        89.7     83.0     13.4        2.6        (0.9)      (6.4)    5.3
   Interest expense                          (93.6)       -       (71.6)   (16.2)    (2.1)         -        (3.2)         -    (0.5)
   Minority interest                          (7.6)       -        (7.6)       -        -          -           -          -       -
                                          --------   ------    --------   ------    -----     ------      ------      -----   -----
   Income (loss) before income
      taxes, subsidiary
      preferred stock dividends,
      and accounting changes              $   85.5   $    -    $   10.5   $ 66.8    $11.3     $  2.6      $ (4.1)     $(6.4)  $ 4.8
                                          ========   ======    ========   ======    =====     ======      ======      =====   =====

Segment assets (at period end)            $2,230.0   $(14.7)   $1,286.6   $615.3    $96.8     $ 36.0      $123.9      $ 7.6   $78.5
                                          ========   ======    ========   ======    =====     ======      ======      =====   =====

Investments in equity  investees          $    5.8   $    -    $      -   $    -    $   -     $    -      $  5.8      $   -   $   -
                                          ========   ======    ========   ======    =====     ======      ======      =====   =====


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

        Gas Utility and Electric Utility are parties to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the delivery of natural gas, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business. Other contracts do not meet the definition of a derivative instrument because they represent requirements-based commitments. Although the adoption of SFAS 133 did not materially impact Gas Utility's and Electric Utility's results of operations or financial position during the nine months ended June 30, 2001, it may impact their future results of operations or financial position depending upon the extent to which they use derivative instruments and their designation and effectiveness as hedges of market risk.

        The Company uses fixed-rate long-term debt as a source of capital. As these long-term debt issues mature, we often refinance such debt with fixed-rate debt bearing then-existing market interest rates. On occasion, we enter into interest rate protection agreements ("IRPAs") to reduce market interest rate risk associated with these forecasted debt issuances. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in other comprehensive income and included in interest expense when interest expense on the associated debt issue affects earnings.

        On occasion we use a managed program of derivative instruments including natural gas and oil futures contracts to preserve forecasted gross margin associated with certain of our natural gas customers. These contracts are generally designated as cash flow hedges. In addition, from time to time we may enter into foreign currency forward contracts associated with anticipated foreign investments. Although these forward contracts are generally effective in hedging the U.S. dollar value of our investment, they generally are not eligible for hedge accounting treatment under SFAS 133 and are marked to fair value through net income.

        The adoption of SFAS 133 resulted in an after-tax cumulative effect charge to net income of $0.3 million and an after-tax cumulative effect increase to accumulated other comprehensive income of $7.1 million. The increase in accumulated other comprehensive income is attributable to net gains on derivative instruments designated and qualifying as cash flow hedges on October 1, 2000.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        The net loss on derivative financial instruments of approximately $13.9 million at June 30, 2001 associated with cash flow hedges will be reclassified into net income when (1) the forecasted purchase of propane or natural gas subject to the hedges impacts net income and (2) interest on anticipated issuances of fixed-rate long-term debt is reflected in net income. The net loss on derivative financial instruments included in accumulated other comprehensive income at June 30, 2001 principally hedges future purchases of natural gas or propane generally expected to occur during the next twelve months. The actual amount of derivative gains or losses that ultimately will be reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of derivative instruments is included in other current liabilities in the June 30, 2001 Condensed Consolidated Balance Sheet.

        (2) REVENUE RECOGNITION

        In order to comply with the provisions of SAB 101, effective October 1, 2000 the Partnership changed its method of accounting for annually billed nonrefundable tank fees. Historically, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenues from such fees are being recorded on a straight-line basis over one year. Accordingly, on October 1, 2000, the Company recorded an after-tax charge of $2.1 million representing the cumulative effect of the change in accounting method on prior years. The change in accounting method for nonrefundable tank fees did not have a material impact on reported revenues in fiscal 2001 and would not have materially impacted revenues in periods prior to the change. At June 30, 2001, the deferred revenue balance relating to nonrefundable tank fees was $5.7 million.

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

        The effect on net income from the change in accounting for tank installation costs during the three and nine months ended June 30, 2001 was not material.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        CUMULATIVE EFFECT OF ACCOUNTING CHANGES AND PRO FORMA DISCLOSURE

        The cumulative effect impact reflected on the Consolidated Statement of Income and related diluted per share amounts for the nine months ended June 30, 2001 resulting from the above changes in accounting principles comprises the following:


--------------------------------------------------------------------------------------
                                                 INCOME                      DILUTED
                                   PRE-TAX         TAX        AFTER-TAX     EARNINGS
                                    INCOME      (EXPENSE)      INCOME        (LOSS)
                                    (LOSS)       BENEFIT       (LOSS)       PER SHARE
--------------------------------------------------------------------------------------
SFAS No. 133                       $ (0.4)       $  0.1        $ (0.3)       $(0.01)
Revenue recognition                  (3.5)          1.4          (2.1)        (0.08)
Tank installation costs              11.3          (4.4)          6.9          0.26
--------------------------------------------------------------------------------------
Total                              $  7.4        $ (2.9)       $  4.5        $ 0.17
--------------------------------------------------------------------------------------

        The following table reflects pro forma net income (loss) and net income
        (loss) per share after applying retroactively the changes in accounting for tank installation costs and nonrefundable tank fees:

-----------------------------------------------------------------------------------------
                                                             As Reported     As Adjusted
-----------------------------------------------------------------------------------------
TWELVE MONTHS ENDED JUNE 30, 2001:
  Net income                                                    $  57.8        $  57.6
  Net income per share - basic                                  $  2.13        $  2.12
  Net income per share - diluted                                $  2.12        $  2.11

THREE MONTHS ENDED JUNE 30, 2000:
  Net loss                                                      $  (4.7)       $  (4.7)
  Net loss per share - basic and diluted                        $ (0.17)       $ (0.17)

NINE MONTHS ENDED JUNE 30, 2000:
  Net income                                                    $  55.2        $  55.4
  Net income per share - basic and diluted                      $  2.02        $  2.03

TWELVE MONTHS ENDED JUNE 30, 2000:
  Net income                                                    $  44.0        $  44.0
  Net income per share - basic and diluted                      $  1.56        $  1.56
-----------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


4.      COMMITMENTS AND CONTINGENCIES

        There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2000 Annual Report.

5.      INVESTMENT IN ANTARGAZ

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

        Pursuant to the Shareholders' Funding Agreement, the Company made a 29.8 million EURO ($26.6 million U.S. dollar equivalent) investment comprising a 9.8 million EURO investment in shares of AGZ and a 20.0 million EURO investment in redeemable bonds of AGZ. The bonds are redeemable in the form of additional shares of AGZ on December 31, 2013. Under certain circumstances, the bonds may be redeemed earlier in the form of additional shares or in cash. Because we believe we have significant influence over operating and financial policies of Antargaz due to our membership on its Board of Directors, our investment in AGZ shares will be accounted for on the equity method of accounting. Our investment in AGZ did not materially impact our results of operations during the three and nine months ended June 30, 2001.

6.      FORMATION OF HUNLOCK CREEK ENERGY VENTURES

        On December 8, 2000, UGI Utilities' wholly owned subsidiary, UGI Development Company, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        Company's investment in Energy Ventures is being accounted for under the equity method of accounting. No gain or loss was recognized as a result of the formation of Energy Ventures. The joint venture's results did not materially impact the Company's results of operations during the three and nine months ended June 30, 2001.

7.      AGREEMENT TO PURCHASE COLUMBIA PROPANE

        On August 7, 2001, Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. signed an Amended and Restated Purchase Agreement relating to the purchase of the retail propane distribution businesses of Columbia Energy Group for approximately $202.0 million, subject to a working capital adjustment. The Partnership's execution of the original purchase agreement with Columbia was announced January 31, 2001. The Columbia propane businesses currently comprise the seventh largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $152.0 million in cash and $50.0 million of AmeriGas Partners Common Units. The cash portion of the purchase price and related transaction fees and expenses will be funded with approximately $161.0 million of long-term debt to be issued by AmeriGas Partners. The closing under the Amended and Restated Purchase Agreement is expected to occur by August 31, 2001.

                        UGI CORPORATION AND SUBSIDIARIES

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


The following analyses compare our results of operations for (1) the three months ended June 30, 2001 ("2001 three-month period") with the three months ended June 30, 2000 ("2000 three-month period"); (2) the nine months ended June 30, 2001 ("2001 nine-month period") with the nine months ended June 30, 2000 ("2000 nine-month period"); and (3) the twelve months ended June 30, 2001 ("2001 twelve-month period") with the twelve months ended June 30, 2000 ("2000 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

--------------------------------------------------------------------------------------------------------------------
                                                                                                Increase
Three Months Ended June 30,                                2001            2000                 (Decrease)
--------------------------------------------------------------------------------------------------------------------
 (Millions of dollars)

AMERIGAS PROPANE:
  Revenues                                               $  219.2        $  209.7        $    9.5           4.5 %
  Total margin                                           $   98.7        $   90.4        $    8.3           9.2 %
  EBITDA (a)                                             $   12.9        $   14.0        $   (1.1)         (7.9)%
  Operating loss                                         $   (5.8)       $   (3.0)       $    2.8          93.3 %
  Retail gallons sold (millions)                            133.2           135.4            (2.2)         (1.6)%
  Degree days - % warmer than normal (b)                    (12.7)           (9.0)              -             -

GAS UTILITY:
  Revenues                                               $   84.5        $   59.3        $   25.2          42.5 %
  Total margin (c)                                       $   31.4        $   31.7        $   (0.3)         (0.9)%
  EBITDA (a)                                             $   15.9        $   14.3        $    1.6          11.2 %
  Operating income                                       $   10.8        $    9.4        $    1.4          14.9 %
  System throughput - billions of
     cubic feet ("bcf")                                      13.4            15.4            (2.0)        (13.0)%
  Degree days - % warmer than normal                        (12.8)           (7.4)              -             -

ELECTRIC UTILITY:
  Revenues                                               $   19.3        $   18.3        $    1.0           5.5 %
  Total margin (c)                                       $    6.8        $    9.2        $   (2.4)        (26.1)%
  EBITDA (a)                                             $    2.8        $    3.8        $   (1.0)        (26.3)%
  Operating income                                       $    1.9        $    2.9        $   (1.0)        (34.5)%
  Sales - millions of kilowatt hours ("gwh")                209.6           205.5             4.1           2.0 %

ENERGY SERVICES:
  Revenues                                               $   68.6        $   38.2        $   30.4          79.6 %
  Total margin                                           $    3.6        $    1.4        $    2.2         157.1 %
  EBITDA (a)                                             $    2.6        $    0.6        $    2.0         333.3 %
  Operating income                                       $    2.6        $    0.5        $    2.1         420.0 %

INTERNATIONAL PROPANE:
  Revenues                                               $   10.0        $    9.2        $    0.8           8.7 %
  Total margin                                           $    4.8        $    4.1        $    0.7          17.1 %
  EBITDA (a) (d)                                         $    0.7        $   (0.3)       $    1.0         333.3 %
  Operating loss (d)                                     $   (0.3)       $   (1.0)       $   (0.7)        (70.0)%
--------------------------------------------------------------------------------------------------------------------

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

(c) Gas and Electric utilities' total margin represents revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than incomes taxes" on the condensed consolidated statements of income. As of January 1, 2000, the Gas Competition Act, in conjunction with a companion bill, eliminated the gross receipt tax on sales of gas.

(d)     Includes equity in net income (loss) of international joint ventures.

AMERIGAS PROPANE. Temperatures based upon national heating degree days were 12.7% warmer than normal in the 2001 three-month period compared to weather that was 9.0% warmer than normal in the 2000 three-month period. Retail gallons sold decreased 2.2 million gallons (1.6%) primarily due to warmer early spring weather and price-induced customer conservation. Additionally, the weaker U.S. economy in the 2001 three-month period resulted in lower sales to certain industrial, commercial and motor fuel customers. Wholesale volumes sold decreased 22.0 million gallons (37.6%) due to greater sales in the prior-year period associated with product cost management activities.

Retail propane revenues increased $17.2 million to $174.1 million reflecting (1) a $19.7 million increase as a result of higher average selling prices partially offset by (2) a $2.5 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $9.5 million as (1) a $12.3 million decrease as a result of lower wholesale volumes sold was slightly offset by (2) a $2.8 million increase resulting from higher average selling prices. Other revenues increased $1.8 million primarily due to higher customer charges and service income. Cost of sales increased $1.2 million reflecting higher average propane gas costs offset by the lower retail and wholesale volumes sold.

Notwithstanding the lower retail and wholesale volumes sold, total margin increased $8.3 million primarily reflecting the impact of higher average retail propane unit margins.

EBITDA decreased $1.1 million (7.9%) in the 2001 three-month period as the increase in total margin was more than offset by a $9.0 million increase in Partnership operating and administrative expenses. Operating expenses in the 2000 three-month period are net of $3.3 million of income from reductions to employee incentive compensation and benefit accruals recorded earlier in the fiscal 2000 year. Adjusting for this income in the prior year, operating and administrative costs of the Partnership increased $5.7 million principally due to higher vehicle expenses, greater expenses associated with growth initiatives including our PPX(R) grill cylinder exchange program, and acquisitions made in Fiscal 2000. Operating loss increased $2.8 million reflecting the decrease in

                        UGI CORPORATION AND SUBSIDIARIES


EBITDA and higher depreciation and amortization expense including $1.1 million of additional depreciation associated with tank installation costs.

GAS UTILITY. Weather in Gas Utility's service territory during the 2001 three-month period was slightly warmer than in the prior-year period. Total system throughput declined 2.0 bcf reflecting lower interruptible volumes and, to a lesser extent, lower firm delivery service volumes. The decline in interruptible delivery service volumes reflects in large part the impact of higher natural gas prices relative to oil prices which prompted fuel switching by certain of Gas Utility's customers having alternate fuel capability. In addition, throughput was negatively impacted by price-induced conservation as a result of higher natural gas prices and the slowing economy.

The increase in Gas Utility revenues is primarily the result of higher purchased gas cost ("PGC") rates associated with our firm- residential, commercial and industrial ("core-market") customers. The higher PGC rates in effect during fiscal 2001 reflect a significant increase in the market price of natural gas purchased by Gas Utility to serve its core-market customers. Gas Utility cost of gas was $53.1 million in the 2001 three-month period compared to $27.5 million in the prior year reflecting the higher PGC rates.

Gas Utility total margin decreased $0.3 million as a $1.8 million increase in core-market margin resulting from higher core-market base rates was more than offset by lower interruptible delivery service margin. The decline in interruptible margin reflects lower interruptible volumes during the 2001 three-month period as well as a decline in unit margins as a result of a less favorable spread between oil and natural gas prices resulting from higher natural gas prices.

Gas Utility EBITDA and operating income in the 2001 three-month period increased $1.6 million and $1.4 million, respectively, as the previously mentioned decrease in total margin was more than offset by lower operating and administrative expenses and a $1.1 million increase in other income. Operating expenses including taxes other than income taxes decreased $0.8 million as a $0.7 million increase in uncollectible accounts expense was more than offset principally by $2.0 million of income from an insurance recovery and reductions to (1) accruals for taxes other than income taxes and (2) SFAS 106 overcollections (see "Impact of Gas Restructuring Order" below).

ELECTRIC UTILITY. Electric Utility distribution system sales increased 4.1 gwh (2.0%) during the 2001 three-month period on weather that was comparable with the prior-year period. Electric Utility revenues increased principally as a result of the greater distribution system sales as well as off-system sales of electricity generated by Hunlock Creek Energy Ventures ("Energy Ventures"), our electricity generation joint-venture with Allegheny Energy. Electric Utility cost of sales was $11.7 million, an increase of $3.3 million, reflecting higher per-unit purchased power costs, the effect of the greater sales, and the impact on cost of sales resulting from purchasing power from Energy Ventures. Prior to the formation of Energy Ventures, our Hunlock Creek generating unit produced a substantial portion of Electric Utility's electricity requirements. Its contribution to Energy Ventures results in lower power production and depreciation expenses but requires Electric Utility to purchase a larger percentage of its electricity needs from others, including Energy Ventures.

                        UGI CORPORATION AND SUBSIDIARIES

Total Electric Utility margin declined $2.4 million as a result of higher purchased power costs. EBITDA and operating income both decreased $1.0 million as the decline in total margin was partially offset by lower power production and depreciation expenses.

ENERGY SERVICES. Revenues from Energy Services increased substantially from the prior year reflecting higher natural gas prices and an increase of more than 30% in natural gas volumes sold. The higher volumes sold resulted primarily from gas marketer acquisitions made in Fiscal 2000. Total margin, EBITDA and operating income were all higher reflecting the impact of the greater sales and higher average unit margins.

INTERNATIONAL PROPANE. Revenues from International Propane represent revenues of FLAGA. FLAGA revenues were greater in the 2001 three-month period as a result of higher average selling prices. Volumes sold were about equal with the prior year on weather that was 10.0% warmer than normal but colder than the prior year. Total margin increased as a result of greater 2001 three-month period average unit margins partially offset by the impact of the weaker EURO in the 2001 period. During the 2001 three-month period, International Propane EBITDA increased, and operating loss decreased, principally reflecting the improvement in FLAGA's propane margin. EBITDA and operating income in the 2001 three-month period also includes $0.3 million of income associated with the Company's investments in Antargaz.

OTHER ENTERPRISES. The increase in Other Enterprises' revenues is principally a result of HVAC, which was acquired in late Fiscal 2000. Other Enterprises' operating loss for the 2001 three-month period was consistent with the prior year as a decrease in operating losses from HearthUSA(TM) and operating income in the current-year period from HVAC was offset by a $1.0 million write-down of an investment in a business-to-business e-commerce company. Although operating losses of Hearth USA(TM) were lower in the 2001 three-month period, its results were negatively impacted by a sluggish retail economy during much of Fiscal 2001. In light of the weak retail environment, the Company is currently evaluating its options with respect to Hearth USA(TM). Options under consideration include, among other things, (1) reducing store size through subleasing and eliminating certain product lines; (2) relocating to smaller store locations; and (3) ceasing operations. A final decision is expected to be made by the end of calendar year 2001.

INTEREST EXPENSE. Interest expense was $25.2 million in the 2001 three-month period compared to $24.3 million in the prior-year period. The increase was primarily a result of higher Partnership Acquisition Facility borrowings.

                        UGI CORPORATION AND SUBSIDIARIES

2001 NINE-MONTH PERIOD COMPARED WITH 2000 NINE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                                  Increase
Nine Months Ended June 30,                                 2001            2000                  (Decrease)
---------------------------------------------------------------------------------------------------------------------
 (Millions of dollars)

AMERIGAS PROPANE:
  Revenues                                               $1,209.1        $  899.6        $  309.5            34.4 %
  Total margin                                           $  480.4        $  406.2        $   74.2            18.3 %
  EBITDA                                                 $  201.5        $  152.2        $   49.3            32.4 %
  Operating income                                       $  145.7        $  101.9        $   43.8            43.0 %
  Retail gallons sold (millions)                            678.1           635.9            42.2             6.6 %
  Degree days - % colder (warmer) than
     normal                                                   3.0           (14.1)              -               -

GAS UTILITY:
  Revenues                                               $  439.7        $  310.1        $  129.6            41.8 %
  Total margin                                           $  152.2        $  145.0        $    7.2             5.0 %
  EBITDA                                                 $   99.2        $   96.7        $    2.5             2.6 %
  Operating income                                       $   84.1        $   82.4        $    1.7             2.1 %
  System throughput - billions of
     cubic feet ("bcf")                                      66.1            67.2            (1.1)           (1.6)%
  Degree days - % colder (warmer) than
     normal                                                   2.0           (11.1)              -               -

ELECTRIC UTILITY:
  Revenues                                               $   62.2        $   58.5        $    3.7             6.3 %
  Total margin                                           $   23.2        $   31.3        $   (8.1)          (25.9)%
  EBITDA                                                 $   11.3        $   15.6        $   (4.3)          (27.6)%
  Operating income                                       $    8.6        $   12.7        $   (4.1)          (32.3)%
  Sales - millions of kilowatt hours ("gwh")                716.8           689.5            27.3             4.0 %

ENERGY SERVICES:
  Revenues                                               $  309.7        $  103.8        $  205.9           198.4 %
  Total margin                                           $   11.1        $    4.6        $    6.5           141.3 %
  EBITDA                                                 $    7.7        $    2.3        $    5.4           234.8 %
  Operating income                                       $    7.6        $    2.1        $    5.5           261.9 %

INTERNATIONAL PROPANE:
  Revenues                                               $   39.1        $   38.5        $    0.6             1.6 %
  Total margin                                           $   16.4        $   16.2        $    0.2             1.2 %
  EBITDA                                                 $    1.7        $    1.6        $    0.1             6.3 %
  Operating loss                                         $   (1.5)       $   (1.1)       $    0.4            36.4 %
---------------------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES


AMERIGAS PROPANE. Temperatures during the 2001 nine-month period were 3.0% colder than normal compared to weather that was 14.1% warmer than normal in the prior-year nine-month period. Retail propane gallons sold increased 42.2 million gallons (6.6%) mainly due to the colder weather, the impact of acquisitions completed in Fiscal 2000 and higher PPX(R) grill cylinder exchange sales. Partially offsetting the impact of these factors were customer conservation efforts in response to higher selling prices and the effects of a slowing economy. Wholesale gallons sold increased 56.1 million gallons primarily due to sales associated with product cost management activities and generally greater wholesale activity.

Total revenues from retail propane sales increased $231.6 million (32.6%) reflecting (1) a $184.4 million increase as a result of higher average selling prices and (2) a $47.2 million increase as a result of the higher retail volumes sold. Wholesale propane revenues increased $80.1 million reflecting (1) a $48.1 million increase as a result of higher average selling prices and (2) a $32.0 million increase as a result of higher wholesale volumes sold. The increases in retail and wholesale selling prices are a result of higher propane supply costs. Other revenues decreased $2.2 million due to decreased appliance sales and service revenue and the impact of the change in accounting for tank installation costs on tank installation revenue partially offset by higher customer charges and greater rental income. Cost of sales increased $235.3 million as a result of higher propane product costs and the greater retail and wholesale volumes sold.

Total margin increased $74.2 million in the 2001 nine-month period due to the impact of higher-than-normal average retail unit margins and, to a lesser extent, the greater retail propane volumes sold. Unit margins in the 2001 nine-month period benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

The $49.3 million increase in EBITDA reflects the increase in margin partially offset by a $23.4 million increase in Partnership operating and administrative expenses. Prior-year operating and administrative expenses include $5.7 million of costs associated with the installation of Partnership-owned tanks. In the 2001 nine-month period, such costs were capitalized in accordance with the Partnership's change in accounting principle. Adjusting for these costs in the prior-year period, operating and administrative expenses increased $29.1 million primarily as a result of (1) higher employee-related costs including greater overtime and incentive compensation costs; (2) higher distribution expenses including vehicle costs; (3) higher required reserves for uncollectible accounts; and (4) growth-related expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in Fiscal 2000. Depreciation and amortization expense increased $5.7 million due to $3.3 million of depreciation associated with tank installation costs and depreciation and amortization resulting from Fiscal 2000 acquisitions.

GAS UTILITY. Weather in Gas Utility's service territory in the 2001 nine-month period was 2.0% colder than normal compared with weather that was 11.1% warmer than normal in the prior-year. Total distribution system throughput declined 1.1 bcf, notwithstanding the colder weather, as greater core-market sales were more than offset by lower interruptible volumes and, to a lesser extent, firm delivery service volumes. The decline in interruptible volumes reflects fuel switching

                        UGI CORPORATION AND SUBSIDIARIES


by some customers having alternate fuel capability. In addition, throughput was negatively impacted by price-induced conservation and the slowing economy.

The increase in Gas Utility revenues principally reflects the impact of higher core-market PGC rates and greater core-market sales. Gas Utility cost of gas was $287.5 million compared to $161.1 million in the prior year period reflecting higher PGC rates and greater core-market sales.

Gas Utility total margin increased $7.2 million in the 2001 nine-month period as an increase in core-market margin due principally to greater core-market sales was partially offset by lower interruptible customer margin. The decline in interruptible customer margin is a result of lower interruptible unit margins reflecting a less favorable spread between oil and natural gas prices and the lower interruptible volumes.

Gas Utility EBITDA and operating income were up slightly in the 2001 nine-month period as the previously mentioned increase in total margin and greater other income was partially offset by higher operating and administrative expenses and, with respect to operating income, greater depreciation expense. Operating and administrative expenses increased $6.6 million principally reflecting the effects of a $4.1 million increase in uncollectible accounts expense, higher distribution system maintenance expense, and greater incentive compensation costs partially offset by reductions to accruals for taxes other than income taxes.

ELECTRIC UTILITY. Distribution system sales increased 4.0% in the 2001 nine-month period principally reflecting the impact of colder heating-season weather. Revenues increased $3.7 million as a result of the greater distribution system sales and, to a lesser extent, off-system sales of electricity purchased from Energy Ventures. Electric Utility cost of sales increased $11.7 million to $36.4 million reflecting higher per-unit purchased power costs, the previously mentioned impact on cost of sales from purchasing electricity from Energy Ventures, and higher costs associated with the greater sales.

Total Electric Utility margin decreased $8.1 million reflecting the higher purchased power costs. EBITDA and operating income declined $4.3 million and $4.1 million, respectively, as the previously mentioned decrease in total margin and a $0.6 million decrease in other income was partially offset by a decrease in power production expenses subsequent to the formation of Energy Ventures and lower utility realty tax expense.

ENERGY SERVICES. Revenues from Energy Services increased significantly reflecting higher natural gas prices and acquisition-related volume growth. Total margin, EBITDA and operating income were also substantially higher reflecting the greater sales volumes and higher average unit margins partially offset by slightly higher acquisition-driven operating and administrative expenses.

INTERNATIONAL PROPANE. The results of FLAGA in the 2001 nine-month period were adversely impacted by weather that was approximately 13.5% warmer than normal and sales volumes that were approximately 9.0% lower than in the prior-year period. The increase in total margin reflects higher average unit margins partially offset by the impact of the weaker EURO in the 2001 nine-

                        UGI CORPORATION AND SUBSIDIARIES


month period. Operating expenses of FLAGA were $0.8 million lower in the 2001 nine-month period reflecting the impact of the weaker EURO. EBITDA and operating loss in the 2001 nine-month period includes a loss of $1.1 million from the write-off of our propane joint-venture investment in Romania, and $0.3 million of income associated with our investments in Antargaz.

OTHER ENTERPRISES. Revenues from Other Enterprises increased reflecting incremental revenues from HVAC which was acquired late in fiscal 2000. Operating loss decreased $1.1 million reflecting reduced operating losses from Hearth USA(TM) and operating income from HVAC partially offset by a $1.0 million write-down of an investment in a business-to-business e-commerce company.

INTEREST EXPENSE. Interest expense was $77.8 million in the 2001 nine-month period compared to $72.1 million in the prior year primarily reflecting higher levels of Partnership and UGI Utilities long-term debt outstanding and greater interest expense on FLAGA borrowings.

                        UGI CORPORATION AND SUBSIDIARIES

2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

-------------------------------------------------------------------------------------------------------------------
                                                                                                 Increase
Twelve Months Ended June 30,                               2001           2000                  (Decrease)
-------------------------------------------------------------------------------------------------------------------
 (Millions of dollars)

AMERIGAS PROPANE:
  Revenues                                               $1,429.6        $1,067.4        $  362.2          33.9 %
  Total margin                                           $  566.0        $  487.5        $   78.5          16.1 %
  EBITDA                                                 $  207.9        $  156.9        $   51.0          32.5 %
  Operating income                                       $  134.0        $   89.7        $   44.3          49.4 %
  Retail gallons sold (millions)                            813.4           773.1            40.3           5.2 %
  Degree days - % colder (warmer) than
     normal                                                   2.9           (13.8)              -             -

GAS UTILITY:
  Revenues                                               $  488.6        $  353.1        $  135.5          38.4 %
  Total margin                                           $  178.0        $  169.2        $    8.8           5.2 %
  EBITDA                                                 $  107.8        $  102.1        $    5.7           5.6 %
  Operating income                                       $   87.9        $   83.0        $    4.9           5.9 %
  System throughput - billions of
     cubic feet ("bcf")                                      78.6            79.3            (0.7)         (0.9)%
  Degree days - % colder (warmer) than
     normal                                                   2.8           (11.6)              -             -

ELECTRIC UTILITY:
  Revenues                                               $   81.6        $   78.3        $    3.3           4.2 %
  Total margin                                           $   32.4        $   39.3        $   (6.9)        (17.6)%
  EBITDA                                                 $   15.3        $   17.3        $   (2.0)        (11.6)%
  Operating income                                       $   11.0        $   13.4        $   (2.4)        (17.9)%
  Sales - millions of kilowatt hours ("gwh")                934.5           913.3            21.2           2.3 %

ENERGY SERVICES:
  Revenues                                               $  352.9        $  124.5        $  228.4         183.5 %
  Total margin                                           $   12.7        $    6.1        $    6.6         108.2 %
  EBITDA                                                 $    8.4        $    2.9        $    5.5         189.7 %
  Operating income                                       $    8.3        $    2.6        $    5.7         219.2 %

INTERNATIONAL PROPANE:
  Revenues                                               $   51.1        $   38.5        $   12.6            N.M.
  Total margin                                           $   21.0        $   16.2        $    4.8            N.M.
  EBITDA                                                 $    2.0        $    1.8        $    0.2            N.M.
  Operating loss                                         $   (3.1)       $   (0.9)       $    2.2            N.M.
-------------------------------------------------------------------------------------------------------------------

N.M. - Not Meaningful.

                        UGI CORPORATION AND SUBSIDIARIES


AMERIGAS PROPANE. Temperatures based upon heating degree days were 2.9% colder than normal during the 2001 twelve-month period compared to weather that was 13.8% warmer than normal in the 2000 twelve-month period. Retail propane gallons sold increased 40.3 million gallons (5.2%) due to higher residential heating, commercial and industrial gallons sold resulting from the colder weather and the impact of acquisitions partially offset by price-induced customer conservation and the slowing economy. Wholesale propane volumes increased 28.0% to 314.1 million gallons mainly due to product cost management activities and greater wholesale activity.

Total retail propane revenues increased $264.3 million reflecting (1) a $220.6 million increase as a result of higher average selling prices and (2) a $43.7 million increase as a result of higher retail volumes sold. A $98.3 million increase in wholesale revenues reflects (1) a $60.6 million increase as a result of higher average wholesale selling prices and (2) a $37.7 million increase as a result of higher volumes sold. Cost of sales increased as a result of the higher propane costs and greater volumes sold.

Total margin increased $78.5 million due to higher-than-normal average retail unit margins and greater volumes sold. Unit margins in the 2001 twelve-month period benefited from gains on derivative hedge instruments and favorably priced supply arrangements. EBITDA increased $51.0 million in the 2001 twelve-month period primarily due to the increased margin partially offset by a $27.7 million increase in the Partnership's operating and administrative expenses. Operating and administrative expenses increased primarily due to (1) higher employee-related costs including greater overtime and incentive compensation costs; (2) higher distribution expenses including vehicle expenses; (3) higher required reserves for uncollectible accounts; and (4) growth-related expenses associated with our PPX(R) grill cylinder exchange business and businesses acquired in Fiscal 2000. Operating income increased $44.3 million as the increase in EBITDA was offset primarily by greater depreciation and amortization expense associated with acquisitions and depreciation on tank installation costs.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 2.8% colder than normal in the 2001 twelve-month period compared to weather that was 11.6% warmer than normal in the prior year twelve-month period. Notwithstanding the impact of the colder weather on core-market sales, total system throughput declined 0.7 bcf principally reflecting lower interruptible and firm delivery service volumes and the impact of price-induced customer conservation. The decline in delivery service volumes resulted primarily from price-induced fuel switching and conservation by certain of our large industrial and commercial customers.

The significant increase in Gas Utility revenues is primarily a result of higher core-market revenues reflecting greater PGC rates as well as higher weather-related sales. Gas Utility cost of gas totaled $310.7 million in the 2001 twelve-month period compared with $178.6 million in the 2000 twelve-month period reflecting higher average PGC rates and the higher core-market sales.

Gas Utility total margin increased $8.8 million reflecting a $13.5 million increase in core-market margin partially offset by lower total margin from interruptible customers. The decline in interruptible margin reflects lower average interruptible unit margins and lower volumes delivered to these customers

                        UGI CORPORATION AND SUBSIDIARIES


having alternate fuel capability.

Gas Utility EBITDA and operating income increased $5.7 million and $4.9 million, respectively, principally as a result of the increase in total margin and a $3.1 million increase in other income partially offset by an increase in operating and administrative expenses and, with respect to operating income, higher charges for depreciation. The increase in operating and administrative expenses includes, among other things, greater allowances for uncollectible accounts reflecting significantly higher 2001 twelve-month period customer bills and higher distribution system maintenance expenses.

ELECTRIC UTILITY. Distribution system sales in the 2001 twelve-month period increased 2.3% on colder heating-season weather. Revenues increased as a result of the higher distribution system sales as well as off-system sales of electricity generated by Energy Ventures. Cost of sales was $45.6 million in the 2001 twelve-month period compared to $35.8 million in the prior year. The increase reflects higher per-unit purchased power costs, the impact on cost of sales subsequent to the formation of Energy Ventures, and the higher 2001 twelve-month period sales.

Total Electric Utility margin decreased $6.9 million as a result of the higher purchased power costs. EBITDA and operating income declined less than the decline in total margin principally reflecting lower power production expenses subsequent to the formation of Energy Ventures, lower utility realty taxes and with respect to operating income, lower depreciation expense.

ENERGY SERVICES. The significant increase in Energy Services' revenues reflects higher natural gas prices primarily during the 2001 twelve-month period heating season and greater acquisition- related sales volumes. Total margin, EBITDA and operating income were also higher as a result of the significant increase in sales and higher average unit margins.

INTERNATIONAL PROPANE. International Propane results in the 2001 twelve-month period include full period results for FLAGA while the prior-year period includes FLAGA's results only from the date of its acquisition on September 21, 1999. As a result, revenues, total margin, EBITDA and operating loss comparisons for the twelve-month periods ended June 30, 2001 and 2000 are not meaningful. EBITDA and operating loss in the 2001 twelve-month period include a $1.1 million write-off of our propane joint-venture investment in Romania.

OTHER ENTERPRISES. The decrease in operating loss from Other Enterprises in the 2001 twelve-month period principally reflects lower operating losses and start-up costs of Hearth USA(TM) and income from HVAC subsequent to its acquisition in September 2000. Results in the 2001 twelve-month period include a $1.0 million write-down of an investment in a business-to-business e-commerce company.

INTEREST EXPENSE. Interest expense increased $10.6 million in the 2001 twelve-month period primarily as a result of greater amounts of Operating Partnership long-term debt outstanding, higher Operating Partnership Bank Credit Agreement borrowings and the impact of a full year of interest expense on FLAGA debt.

                        UGI CORPORATION AND SUBSIDIARIES

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,210.0 million at June 30, 2001 compared to $1,250.3 million at September 30, 2000. In March 2001 and December 2000, UGI Utilities issued $30 million and $20 million, respectively, of fixed-rate five-year notes under its Medium-Term Note program. The notes bear interest at effective interest rates of 6.64% and 7.14%, respectively. The proceeds were used to repay bank loans, to fund the repayment of $15 million of maturing Medium-Term notes due March 2001, and for working capital purposes.

In October 2000, the Partnership issued 2,300,000 Common Units in a public offering. The net proceeds from the Common Unit offering and related capital contributions from the General Partner of approximately $40.6 million were used by the Partnership to reduce Bank Credit Agreement borrowings and for working capital purposes. As a result of the Partnership's public offering, at June 30, 2001 the Company holds an effective 55.5% interest in the Operating Partnership.

On April 4, 2001, AmeriGas Partners issued $60 million face value of 10% Senior Notes due April 2006. The proceeds of these notes were contributed to the Operating Partnership and used to (1) repay revolving loans under the Operating Partnership's bank credit facilities and (2) fund a portion of the $58 million repayment of the Operating Partnership's First Mortgage Notes which were due April 2001.

During the nine months ended June 30, 2001, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") for the quarters ended September 30, 2000, December 31, 2000, and March 31, 2001. The MQD for the quarter ended June 30, 2001 will be paid on August 18, 2001 to holders of record on August 10, 2001. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

On April 24, 2001, UGI's Board of Directors increased the quarterly dividend rate to $0.40 a share, or $1.60 on an annual basis.

CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the nine months ended June 30, 2001 are not necessarily indicative of the cash flows to be expected for a full year. Included in consolidated cash and short-term investments at June 30, 2001 and 2000 are $17.2 million and $48.3

                        UGI CORPORATION AND SUBSIDIARIES


million, respectively, of cash and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities during the nine months ended June 30, 2001 totaled $106.1 million compared with $117.5 million during the prior-year nine-month period. Cash used to fund changes in working capital totaled $46.9 million in the 2001 nine-month period compared with $35.7 million in the prior year. Notwithstanding the improved operating results in the 2001 nine-month period, operating cash flows before changes in working capital were $153.0 million, about equal to the prior year, reflecting higher income tax payments and $16.8 million of settlement payments associated with exchange traded natural gas futures contracts. The losses on these contracts used to hedge the purchase of natural gas by Energy Services are being deferred in accordance with SFAS 133 until the associated purchase of natural gas impacts earnings.

INVESTING ACTIVITIES. Cash spent for property, plant and equipment totaled $54.2 million in the 2001 nine-month period compared to $50.2 million in the prior year. The increase reflects greater Partnership capital expenditures including $4.0 million of expenditures relating to tank installation costs resulting from the Partnership's change in accounting. During the 2001 nine-month period, the Company (1) made a $26.6 million investment in Antargaz (see "Investment in Antargaz" below) and (2) contributed $6.0 million in cash to Hunlock Creek Energy Ventures in addition to the net assets of Electric Utility's Hunlock Creek generating station totaling $4.2 million (see "Formation of Hunlock Creek Energy Ventures" below).

FINANCING ACTIVITIES. During the nine-month periods ended June 30, 2001 and 2000, we paid cash dividends on Common Stock of $42.3 million and $30.9 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as on the Common and Subordinated units we own). The significant increase in dividends paid on Common Stock is a result of funding the quarterly dividend prior to the end of the quarter rather than the previous method of funding the dividend the first day of the subsequent quarter. During the 2001 nine-month period, the Partnership received net proceeds of $39.8 million from its October 2000 public offering of 2,300,000 Common Units and issued $60 million of AmeriGas Partners Senior Notes. In addition, UGI Utilities issued an aggregate $50 million face value of five-year notes under its Medium-Term Note program and repaid $15 million of maturing Medium-Term Notes. The Partnership and UGI Utilities made seasonal reductions to amounts outstanding under their working capital facilities of $21.0 million and $47.1 million, respectively, during the 2001 nine-month period.

CHANGES IN ACCOUNTING

Effective October 1, 2000 (1) the Company adopted SFAS 133; (2) the Partnership applied the guidance of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees; and (3) the Partnership changed its method of accounting for costs to install Partnership-owned tanks at customer locations. The net effect of these accounting changes on prior periods resulted in a $4.5 million increase in net income for the nine months ended June 30, 2001 which amount is reflected on the Condensed Consolidated Statements of Income as "cumulative effect of accounting changes."

                        UGI CORPORATION AND SUBSIDIARIES


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

FORMATION OF HUNLOCK CREEK ENERGY VENTURES

On December 8, 2000, UGI Utilities' wholly owned subsidiary, UGI Development Company, contributed its coal-fired Hunlock Creek generating station ("Hunlock") and certain related assets having a net book value of $4.2 million, and $6 million in cash, to Hunlock Creek Energy Ventures ("Energy Ventures"), a general partnership jointly owned by the Company and a subsidiary of Allegheny Energy, Inc. ("Allegheny"). Also on December 8, 2000, Allegheny contributed a newly constructed, gas-fired combustion turbine generator to be operated at the Hunlock site. Under the joint-venture agreement, each partner is entitled to purchase 50% of the output of the joint venture at cost. The Company's investment in Energy Ventures is being accounted for under the equity method of accounting. The joint venture's results did not materially impact the Company's results of operations during the three and nine months ended

                        UGI CORPORATION AND SUBSIDIARIES


June 30, 2001.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the Pennsylvania Public Utility Commission issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also provides that effective October 1, 2000, Gas Utility must reduce its PGC rates by an amount sufficient to result in a total reduction in PGC revenues of $16.7 million in the first year of the base rate increase. As a result of the increase in base rates and the PGC refund mechanism described above, Gas Utility's operating results are more sensitive to the effects of heating-season weather beginning in Fiscal 2001.

Beginning in Fiscal 2002, Gas Utility is required to reduce its PGC rates by an amount equal to the revenues it receives from customers served under interruptible rates who do not obtain their own pipeline capacity. As a result, Gas Utility expects that beginning in Fiscal 2002 operating results will be less sensitive to the market prices of alternative fuels than in prior fiscal years.

On May 24, 2001, the PUC approved Gas Utility's application for approval to transfer its liquefied natural gas ("LNG") and propane air ("LP") facilities, along with related assets, to Energy Services. The associated reduction in Gas Utility's base rates, adjusted for the impact of the transfer on net operating expenses, is not expected to have a material effect on Gas Utility's or the Company's results of operations. Gas Utility expects to transfer the LNG and LP assets, which are not material to its total assets, on or about September 30, 2001. The PUC's May 24 order also finalizes certain provisions of Gas Utility's gas restructuring proceeding relating to customer choice settlement provisions, including expanding Gas Utility's customer assistance program ("CAP Program"). The May 24, 2001 order authorizes Gas Utility to transfer certain excess recoveries of costs determined under SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," as credits against CAP Program costs.

INVESTMENT IN ANTARGAZ

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

                        UGI CORPORATION AND SUBSIDIARIES


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

Pursuant to the Shareholders' Funding Agreement, the Company made a 29.8 million EURO ($26.6 million U.S. dollar equivalent) investment comprising a 9.8 million EURO investment in shares of AGZ and a 20.0 million EURO investment in redeemable bonds of AGZ. The bonds are redeemable in the form of additional shares of AGZ on December 31, 2013. Under certain circumstances, the bonds may be redeemed earlier in the form of additional shares or in cash. Because we have significant influence over operating and financial policies of Antargaz due to our membership on its Board of Directors, our investment in AGZ shares will be accounted for on the equity method of accounting. Our investment in AGZ did not materially impact our results of operations during the three and nine months ending June 30, 2001.

ACCOUNTING PRINCIPLES NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Under the provisions of SFAS 141, all business combinations initiated after June 30, 2001 are required to be accounted for using the purchase method of accounting. SFAS 141 also establishes specific criteria for the recognition of intangible assets separate from goodwill acquired in a purchase business combination, and requires unallocated negative goodwill resulting from a purchase business combination to be written off immediately as an extraordinary gain. Although SFAS 141 supersedes APB 16 and SFAS 38, it does not change many of their provisions relating to the application of the purchase method.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets" ("APB 17"). SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition, and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, a recognized intangible asset will be amortized over its useful life unless that life is determined to be indefinite. Goodwill, and intangible assets determined to have an indefinite useful life, will no longer be amortized. Goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. Other intangible assets with indefinite lives will also be tested for

                        UGI CORPORATION AND SUBSIDIARIES


impairment at least annually by comparing the fair values of those assets with their recorded amounts. The provisions of SFAS 142 are required to be applied to all goodwill and other intangible assets recognized in an entity's statement of financial position in fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001. The provisions of SFAS 142 will be initially applied at the beginning of a fiscal year. Retroactive application is not permitted, however entities will be required to disclose the impact that SFAS 142 would have had on periods presented that are prior to the date of adoption. Notwithstanding the initial date of adoption, goodwill and other intangible assets acquired in a business combination completed after June 30, 2001 will be subject to the amortization and nonamortization provisions of SFAS 142 from the date of acquisition.

We plan to adopt the provisions of SFAS 142 effective October 1, 2001. At June 30, 2001, the Company had $551.3 million of goodwill (resulting principally from propane purchase business combinations) and $95.3 million of excess reorganization value (resulting from a subsidiary's 1993 reorganization under Chapter 11 of the U.S. Bankruptcy Code) which will not be amortized after the adoption of SFAS 142. During the fiscal year ended September 30, 2000, amortization expense associated with goodwill and excess reorganization value totaled approximately $25.0 million. Based upon the current fair value of AmeriGas Partners' publicly traded Common Units, we do not believe that the Partnership's goodwill and excess reorganization value are impaired. We have not yet evaluated the impact, if any, of the goodwill impairment provisions of SFAS 142 on our other reporting units.

AGREEMENT TO PURCHASE COLUMBIA PROPANE

On August 7, 2001, Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., AmeriGas Propane, L.P., AmeriGas Partners, L.P. and AmeriGas Propane, Inc. signed an Amended and Restated Purchase Agreement relating to the purchase of the retail propane distribution businesses of Columbia Energy Group for approximately $202.0 million, subject to a working capital adjustment. The Partnership's execution of the original purchase agreement with Columbia was announced January 31, 2001. The Columbia propane businesses currently comprise the seventh largest retail marketer of propane in the U.S. with total sales of over 300 million gallons from 186 locations in 29 states. At closing the seller will receive approximately $152.0 million in cash and $50.0 million of AmeriGas Partners Common Units. The cash portion of the purchase price and related transaction fees and expenses will be funded with approximately $161.0 million of long-term debt to be issued by AmeriGas Partners. The closing under the Amended and Restated Purchase Agreement is expected to occur by August 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary financial market risks are (1) fluctuations in market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for trading

                        UGI CORPORATION AND SUBSIDIARIES


purposes.

The Partnership's and FLAGA's profitability is sensitive to changes in propane supply costs. Although we generally attempt to pass on promptly increases in propane supply costs to our customers, there is no assurance that we will be able to do so due to, among other things, competitive conditions, the availability and price of alternative fuels, and our customers' ability to delay their purchases, particularly with respect to FLAGA's operations. In order to manage a portion of this propane market price risk, we may use contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts.

In order to manage market price risk relating to substantially all of Energy Services' forecasted purchases of natural gas it sells under firm commitments, we purchase exchange-traded natural gas futures contracts. In addition, in the past we have occasionally utilized a managed program of derivative instruments including natural gas and oil futures contracts to preserve gross margin associated with certain of our natural gas customers.

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

We have market risk exposure from changes in interest rates on floating rate borrowings under the Operating Partnership's Bank Credit Agreement, UGI Utilities' revolving credit agreements and substantially all of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At June 30, 2001, combined borrowings under these facilities totaled $210.0 million. Based upon average borrowings under these agreements during Fiscal 2000, an increase in short-term interest rates of 100 basis points (1%) would have increased interest expense on an annual basis by approximately $2.5 million. We also use fixed-rate long-term debt as a source of capital. As these fixed-rate long-term debt issues mature, we intend to refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. On occasion, we enter into interest rate protection agreements to reduce interest rate risk associated with a forecasted issuance of debt.

We do not currently use derivative instruments to hedge foreign currency exposure associated with our current investments in international propane operations, principally FLAGA and Antargaz. As a result, the U.S. dollar value of our foreign denominated assets and liabilities will

                        UGI CORPORATION AND SUBSIDIARIES


fluctuate with changes in the associated foreign currency exchange rates, principally the EURO. With respect to FLAGA, our exposure to changes in foreign currency exchange rates has been significantly limited, because the purchase of FLAGA was financed with EURO denominated debt. With respect to our debt and equity investments in Antargaz, a 10% decline in the value of the EURO would reduce the book value of our investments in Antargaz by approximately $2.5 million, which amount would be reflected in other comprehensive income. On occasion we may enter into foreign currency exchange contracts associated with anticipated investments in foreign ventures.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2001. It also includes the changes in fair value that would result if there were an adverse change in (1) the market price of propane of 10 cents a gallon; (2) the market price of natural gas of 50 cents a dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 100 basis points:


------------------------------------------------------------------------
                                                Fair         Change in
                                                Value       Fair Value
------------------------------------------------------------------------
(Millions of dollars)

June 30, 2001:
   Propane commodity price risk                $(11.0)       $ (7.7)
   Natural gas commodity price risk              (1.8)         (1.5)
   Interest rate risk                            (0.1)         (3.3)
------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (b) The Company filed the following Reports on Form 8-K during the fiscal quarter ended June 30, 2001. The Reports were are follows:

          Date      Item Number(s)             Content
          ----      --------------             -------
        4/10/01           5             Advance notice of webcast of quarterly
                                        earnings conference call.

        5/02/01           5             Advance notice of webcast of Chairman's
                                        presentation to the American Gas
                                        Association Financial Forum conference.

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








Date:  August 14, 2001             By:   /s/ A.J. Mendicino
----------------------             ---------------------------------------------
                                   A. J. Mendicino, Vice President - Finance and
                                   Chief Financial Officer