Form 10-K405
period 2001-09-30
UGI CORP /PA/
filed 2001-12-21
CIK 884614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ].

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on November 30, 2001 was $789,940,796.

At November 30, 2001 there were 27,339,684 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 2001 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2002 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

PART I                                    BUSINESS                                                            PAGE

          Items 1 and 2                   Business and Properties...........................................   2
                                          AmeriGas Propane Business.........................................   2
                                          Utility Operations................................................  11
                                          UGI Enterprises, Inc..............................................  20
                                                  -           Domestic Businesses...........................  20
                                                  -           International Businesses......................  20

          Item 3                          Legal Proceedings.................................................  23

          Item 4                          Submission of Matters to a Vote of
                                          Security Holders..................................................  25

PART II                                   SECURITIES AND FINANCIAL INFORMATION

          Item 5                          Market for Registrant's Common Equity
                                          and Related Stockholder Matters...................................  25

          Item 6                          Selected Financial Data...........................................  27

          Item 7                          Management's Discussion and Analysis of
                                          Financial Condition and Results of Operations.....................  28

          Item 7A                         Quantitative and Qualitative Disclosures About Market Risk........  28

          Item 8                          Financial Statements and Supplementary Data.......................  28

          Item 9                          Changes in and Disagreements with
                                          Accountants on Accounting and Financial Disclosure................  28

PART III                                  UGI MANAGEMENT AND SECURITY HOLDERS

          Item 10                         Directors and Executive Officers of the Registrant................  29

          Item 11                         Executive Compensation............................................  29

          Item 12                         Security Ownership of Certain Beneficial
                                          Owners and Management.............................................  29

          Item 13                         Certain Relationships and Related Transactions....................  29

PART IV                                   ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

          Item 14                         Exhibits, Financial Statement Schedules

                                          and Reports on Form 8-K...........................................  32

                                          Signatures........................................................  40

                                          Index to Financial Statements and
                                          Financial Statement Schedules.....................................  F-2

                                      (i)

PART I: BUSINESS

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

            UGI Corporation is a distributor and marketer of energy products and services. We have two primary business lines: we are a domestic and international distributor of propane, and we are also a provider of natural gas, electricity and related services through regulated distribution utilities as well as through unregulated electric generation, commodity marketing and heating and cooling installation and service businesses.

            We conduct our domestic propane distribution business through AmeriGas Partners, L.P., ("AmeriGas Partners" or the "Partnership"), which is the nation's largest retail propane distributor. AmeriGas Partners conducts its business through its direct and indirect subsidiaries, AmeriGas Propane, L.P. and AmeriGas Eagle Propane, L.P. (together, the "Operating Partnership"). AmeriGas Eagle Propane, L.P. has a less-than-one percent minority limited partner. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners, which represent limited partner interests in a Delaware limited partnership, are traded on the New York Stock Exchange under the symbol "APU." We have a 50.7% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company's Consolidated Financial Statements.

            Our subsidiary UGI Utilities, Inc. ("UGI Utilities," or "Utilities") owns and operates a natural gas distribution utility and an electric distribution utility in eastern Pennsylvania. Utilities is the successor to a business founded in 1882. It serves 277,000 natural gas customers and 61,000 electric customers. In response to state deregulation legislation, effective October 1, 1999, Utilities' transferred its electric generation assets to a non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain electric generation assets to a non-utility generation joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000.

            UGI Enterprises, Inc. ("Enterprises") conducts domestic and international energy-related businesses through subsidiaries. UGI Energy Services, Inc. markets natural gas, oil and electricity in the Mid-Atlantic region under the trade name GASMARK(R). UGI HVAC Enterprises, Inc. operates a heating and cooling installation and service business in the Mid-Atlantic region. Enterprises conducts its international propane distribution business through operating companies and equity investments. It owns FLAGA GmbH, the largest retail propane distributor in Austria and one of the largest suppliers in the Czech Republic and Slovakia. In March 2001, Enterprises acquired a 20% interest in Antargaz, one of the largest distributors of propane in France. Enterprises also has an equity interest in a propane import and distribution joint venture in China. We expect Enterprises to continue to evaluate and develop new related and complementary business opportunities for us.

            UGI was incorporated in Pennsylvania in 1991. UGI Corporation is not subject to regulation by the Pennsylvania Public Utility Commission ("PUC"). It is also exempt from registration as a holding company and not otherwise subject to the Public Utility Holding Company Act of 1935, except for Section 9(a)(2), which regulates the acquisition of voting securities of an electric or gas utility company. Our executive offices are located at 460 North Gulph Road, King of Prussia,

Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms "Company" and "UGI," as well as the terms "our," "we," and "its," are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms "AmeriGas Partners" and the "Partnership" are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries, including the Operating Partnership.

Business Strategy

            In July 1999, following a comprehensive study, we announced our intention to refocus our strategic direction on growing our existing natural gas, electric and propane businesses while seeking additional related and complementary growth opportunities. We are employing our core competencies from our existing businesses, as well as using our national scope, extensive asset base and access to customers, to accelerate growth in related and complementary businesses, both domestic and international. During fiscal year 2001, we completed a number of transactions in pursuit of this strategy.

                            AMERIGAS PROPANE BUSINESS

            Our domestic propane distribution business is conducted through AmeriGas Partners. Upon completion of the Columbia Propane acquisition described below, we became the largest retail propane distributor in the United States, based on retail volume. The Partnership operates from over 700 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our majority interest in the income or loss of the Partnership, due to the publicly-owned limited partner interest. See Note 1 to the Company's Consolidated Financial Statements.

            On August 21, 2001, AmeriGas Propane, L.P. acquired the propane distribution businesses of Columbia Energy Group for approximately $202 million in cash. These businesses were conducted through Columbia Propane Corporation and its 99% owned subsidiary, Columbia Propane, L.P. Prior to the acquisition, Columbia Propane, based in Richmond, Virginia, was the seventh largest retail propane marketer in the United States, selling approximately 308 million gallons annually from 186 locations in 29 states. Following the acquisition, Columbia Propane, L.P. changed its name to AmeriGas Eagle Propane, L.P. and Columbia Propane Corporation changed its name to AmeriGas Eagle Propane, Inc. Both entities do business under the trade name AmeriGas(R). AmeriGas Propane, L.P. owns more than 99% of AmeriGas Eagle Propane, L.P. and an unaffiliated third party retains the remaining interest. See Note 2 to the Company's Consolidated Financial Statements.

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

PRODUCTS, SERVICES AND MARKETING

            As of September 30, 2001, the Partnership distributed propane to approximately 1.3 million customers from over 700 district locations. The Partnership's operations are located primarily in the East Coast, Southeast, Midwest, Mountain Central and West Coast regions of the United States. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

            The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 74% of the Partnership's fiscal year 2001 sales (based on gallons sold) were to retail accounts and approximately 26% were to wholesale customers. Sales to residential customers in fiscal 2001 represented approximately 41% of retail gallons sold, industrial/commercial customers 37%, motor fuel customers 14%, and agricultural customers 8%. Residential customers represented 51% of the Partnership's total propane margin. No single customer accounts for 1% or more of the Partnership's consolidated revenues.

            In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The PPX Prefilled Propane Xchange program ("PPX (R)") enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home center and convenience stores. Sales of our PPX (R) grill cylinders to retailers are included in the commercial/industrial market. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

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

            The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place. The Partnership continues to expand its PPX (R) program. At September 30, 2001, PPX (R) was available at approximately 16,500 retail locations throughout the country, including approximately 2,200 locations from Columbia Propane's cylinder exchange business.

PROPANE SUPPLY AND STORAGE

            Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2001, the Partnership purchased approximately 81% of its propane from 10 suppliers, including Dynegy, Inc. (approximately 22%), Enterprise Products Operating LP (approximately 21%), and BP (approximately 15%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and heating oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2002. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Dynegy, Enterprise Products and BP, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2001. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

            The Partnership has over 200 sources of supply, and it also makes purchases on the spot market. The Partnership purchases its propane supplies from domestic and international suppliers. Over 90% of propane purchases by the Partnership in fiscal year 2001 were on a contractual basis. These contracts are generally one- or two-year agreements subject to annual review. More than 90% of those contracts provided for pricing based upon posted prices at the time of delivery or the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Pennsylvania, Virginia and several other states.

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

                       Average Propane Spot Market Prices

                [AVERAGE PROPANE SPOT MARKET PRICES LINE GRAPH]



LP History

                                                          Mont Belvieu        Conway
1996 October Avg.                           Oct-96            51.57            51.53
1996 November Avg.                          Nov-96            58.05            63.41
1996 December Avg.                          Dec-96            61.04            84.29
1997 January Avg.                           Jan-97            47.45            63.39
1997 February Avg.                          Feb-97            38.71            39.02
1997 March Avg.                             Mar-97            38.50            37.26
1997 April Avg.                             Apr-97            34.88            35.26
1997 May Avg.                               May-97            35.31            36.48
1997 June Avg.                              Jun-97            34.43            35.86
1997 July Avg.                              Jul-97            34.91            34.63
1997 August Avg.                            Aug-97            37.03            36.53
1997 September Avg.                         Sep-97            38.68            37.95
1997 October Avg.                           Oct-97            39.83            37.32
1997 November Avg.                          Nov-97            35.95            35.00
1997 December Avg.                          Dec-97            33.57            31.36
1998 January Avg.                           Jan-98            30.07            28.21
1998 February Avg.                          Feb-98            29.79            28.32
1998 March Avg.                             Mar-98            27.39            27.84
1998 April Avg.                             Apr-98            29.06            29.47
1998 May Avg.                               May-98            27.42            27.82
1998 June Avg.                              Jun-98            24.42            24.84
1998 July Avg.                              Jul-98            24.54            24.55
1998 August Avg.                            Aug-98            24.12            23.87
1998 September Avg.                         Sep-98            24.83            24.04
1998 October Avg.                           Oct-98            25.72            24.57
1998 November Avg.                          Nov-98            24.79            23.20
1998 December Avg.                          Dec-98            20.89            18.72
1999 January Avg.                           Jan-99            21.75            19.61
1999 February Avg.                          Feb-99            22.43            20.58
1999 March Avg.                             Mar-99            24.10            23.40
1999 April Avg.                             Apr-99            28.26            27.58
1999 May Avg.                               May-99            28.31            26.88
1999 June Avg.                              Jun-99            30.95            28.68
1999 July Avg.                              Jul-99            37.26            34.62
1999 August Avg.                            Aug-99            40.51            37.56
1999 September Avg.                         Sep-99            43.18            42.40
1999 October Avg.                           Oct-99            45.46            43.39
1999 November Avg.                          Nov-99            43.44            38.78
1999 December Avg.                          Dec-99            42.83            35.10
2000 January Avg.                           Jan-00            56.11            42.32
2000 February Avg.                          Feb-00            59.72            47.26
2000 March Avg.                             Mar-00            51.13            47.65
2000 April Avg.                             Apr-00            46.88            43.64
2000 May Avg.                               May-00            51.31            50.81
2000 June Avg.                              Jun-00            55.47            56.22
2000 July Avg.                              Jul-00            54.88            56.29
2000 August Avg.                            Aug-00            58.54            63.52
2000 September Avg.                         Sep-00            64.21            70.95
2000 October Avg.                           Oct-00            61.82            64.05
2000 November Avg.                          Nov-00            60.71            60.45
2000 December Avg.                          Dec-00            77.63            79.75
2001 January Avg.                           Jan-01            77.27            83.03
2001 February Avg.                          Feb-01            59.39            63.03
2001 March Avg.                             Mar-01            54.94            57.12
2001 April Avg.                             Apr-01            54.37            60.26
2001 May Avg.                               May-01            51.20            56.90
2001 June Avg.                              Jun-01            43.17            47.70
2001 July Avg.                              Jul-01            38.87            43.27
2001 August Avg.                            Aug-01            41.54            45.71
2001 September Avg.                         Sep-01            41.67            46.53

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

PROPERTIES

            As of September 30, 2001, the Partnership owned approximately 75% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also leases a 600,000 barrel refrigerated, above-ground storage facility in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently subleased to several refiners for the storage of butane. In Virginia, the Partnership has a 50% indirect equity interest in a 476,000 barrel refrigerated, above-ground import terminal.

            The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2001, the Partnership operated a fleet of approximately 158 transport trucks, approximately 40% of which were leased. It owned approximately 320 transport trailers and leased 260 railroad tank cars. In addition, the Partnership fleet included approximately 3,200 bobtail and rack trucks, and approximately 2,200 other delivery and service vehicles. The vehicle fleet is 65% leased. Other assets owned at September 30, 2001 included approximately 1.2 million stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately
1.9 million portable propane cylinders with typical capacities of 4 to 100 gallons. The Partnership also owned more than 9,000 large volume tanks which are used for its own storage requirements. AmeriGas Propane, L.P. has debt secured by liens and mortgages on its real and personal property. AmeriGas Propane, L.P. owns approximately 70% of the Partnership's property, plant and equipment.

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

SEASONALITY

            Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 2001 retail sales volume and approximately 85% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

EMPLOYEES

            The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2001, the General Partner had approximately 6,300 employees, including approximately 300 temporary and part-time employees. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

                               UTILITY OPERATIONS

            Our utility business is conducted by UGI Utilities, Inc., a wholly owned subsidiary. Utilities operates its business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). The business conducted by each of these divisions is described below.

GAS UTILITY

NATURAL GAS CHOICE AND COMPETITION ACT

            On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act was to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, natural gas distribution companies ("NGDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by NGDCs, continue to be subject to price regulation by the Pennsylvania Public Utility Commission ("PUC").

            Generally, Pennsylvania NGDCs will serve as the supplier of last resort for all residential and small commercial and industrial customers unless the PUC approves another supplier of last resort. The Gas Competition Act requires energy marketers seeking to serve customers of NGDCs to accept assignment of a portion of the NGDC's interstate pipeline capacity and storage contracts at contract rates, thus avoiding the creation of stranded costs.

            On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan substantially as filed. Gas Utility designed its restructuring plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial customers. In addition, the plan changed Gas Utility's base rates for firm customers. It also changed the calculation of purchased gas cost rates. See "Utility Regulation and Rates."

            Since October 1, 2000, all of Gas Utility's customers have had the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. During fiscal year 2001, no third party supplier qualified to serve any residential or small commercial customer in Gas Utility's service territory. Management believes neither the Gas Competition Act nor the Gas Restructuring Order will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

            Gas Utility distributes natural gas to approximately 277,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,600 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass. For the fiscal years ended September 30, 2001, 2000 and 1999, revenues of Gas Utility accounted for approximately 20%, 20% and 25%, respectively, of our total consolidated revenues.

            System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2001 fiscal year was approximately 77.3 billion cubic feet ("bcf"). System sales of gas accounted for approximately 45% of system throughput, while gas transported for commercial and industrial customers (who bought their gas from others) accounted for approximately 55% of system throughput. Based on industry data for 1999, residential customers account for approximately 33% of total system throughput by local gas distribution companies in the United States. By contrast, for the 2001 fiscal year, Gas Utility's residential customers represented 26% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

            Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, and storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Utilities has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

            During fiscal year 2001, Gas Utility purchased approximately 37 bcf of natural gas for sale to customers. Approximately 92% of the volumes purchased were supplied under agreements with nine major suppliers of natural gas. The remaining 8% of gas purchased was supplied by 30 producers and marketers. Gas supply contracts are generally no longer than one year.

SEASONAL VARIATION

            Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 61% of fiscal year 2001 throughput and approximately 71% of earnings before interest expense, income taxes, depreciation and amortization occurred during the winter season from November through March.

COMPETITION

            Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are seeking new load, primarily in the new construction market. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

            In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this since 1982. Gas Utility will provide transportation services for residential and small commercial retail customers who purchase natural gas from others, however, as of December 1, 2001, no marketer had qualified to serve those customers.

            Many of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's profitability from these customers, therefore, is affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. See "Utility Regulation and Rates - Gas Utility Rates." Commercial and industrial customers representing 17% of total system throughput have locations which afford them the option, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, eight of which extend into fiscal year 2004. No single customer represents, or is anticipated to represent, more than 1% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

            Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2002. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers.

            During fiscal year 2001, Gas Utility supplied transportation service to two major cogeneration installations and two utility generation sites. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately

8,300 residential heating customers during fiscal year 2001, a 5% increase from the previous year. Of those new customers, new home construction accounted for over 6,000 heating customers. Customers converting from other energy sources, primarily oil, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was over 1,000.

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

ELECTRIC UTILITY

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

            On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities expects to collect a CTC from commercial and industrial customers until September 2002 and from all other distribution customers until May 2003. Under the ECC Act, Electric Utility remains obligated to provide energy at the capped rates to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

            On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Electric Utility's recoverable stranded costs include approximately $8.7 million for the termination of a 1993 power purchase agreement with Foster Wheeler Penn Resources, Inc., an independent power producer. Since January 1, 1999, all of Electric Utility's customers have been permitted to select an alternative electric generation supplier. Customers choosing another supplier currently receive an average generation "shopping credit" (developed from system-wide generation rates) of 4.3 cents per kilowatt hour ("kwh"), which will remain in effect until recovery of the CTC is complete.

            Electric Utility estimates that its power generation rates will remain capped for commercial and industrial customers until September 2002 and for all other customers until May 2003. Because Electric Utility has discontinued regulatory accounting, which permitted it to adjust customer charges to reflect changes in Electric Utility's power costs, quarterly results have been, and future results are likely to be, more volatile than they were prior to deregulation, due in large part to seasonal variations in such costs. Results will also be affected by the number of customers who choose to purchase their power from other suppliers during any given time period.

SERVICE AREA; REVENUE ANALYSIS

            Electric Utility supplies electric service to approximately 61,400 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2001, about 51% of sales volume came from residential customers, 32% from commercial customers and 9% from industrial customers. Non-tariff sales of electricity and miscellaneous income accounted for 8% of sales volume. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 2% of fiscal year 2001 sales volume. For the 2001, 2000 and 1999 fiscal years, revenues of Electric Utility accounted for approximately 3%, 5% and 5%, respectively, of our total consolidated revenues.

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

During fiscal year 2001, Electric Utility purchased approximately 30% of its energy requirements from UGID. Electric Utility has contracts in place or control over generation representing most of its expected on-peak energy requirements for fiscal year 2002. It plans to meet the balance of its energy needs with short-term contracts and spot market purchases.

            Electric Utility distributes both electricity that it purchases from others (including UGID) and electricity that customers purchase from other suppliers. At September 30, 2001, alternate suppliers served customers representing less than 2% of system load. Electric Utility expects to continue to provide energy to the great majority of its customers.

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

SEASONALITY

            Sales and distribution of electricity for residential heating purposes accounted for approximately 21% of the total sales of Electric Utility during fiscal year 2001. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 54% of volume occurred during the six coldest months of fiscal year 2001 (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.

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

FERC ORDERS 888 AND 889

            In April 1996, FERC issued Orders No. 888 and 889, which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which Utilities is a member, has filed an open access transmission tariff with the FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when its transmission facilities are used by third parties.

GAS UTILITY RATES

            The Gas Restructuring Order included an increase in firm, core-market base rates, effective October 1, 2000. The increase, calculated in accordance with the Gas Competition Act, was designed to generate approximately $16.7 million in additional annual revenues. The Order also provided that Gas Utility reduce its purchased gas cost rates by an annualized amount of $16.7 million for the first 14 months following the base rate increase.

            Beginning December 1, 2001, Gas Utility must reduce its purchased gas cost rates by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for core-market customers. As a result of these changes in its regulated rates, Gas Utility expects that the risk to operating results associated with year- to- year fluctuations in interruptible revenues will be mitigated and that operating results will be more sensitive to heating season weather and less sensitive to the market prices of alternative fuel than in the past.

            BASE RATES

            As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 2 to the Company's Consolidated Financial Statements.

            PURCHASED GAS COST RATES

            Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. The Gas Restructuring Order provided for initial adjustments to Gas Utility's PGC rates as described above, as well as ongoing adjustments, commencing December 1, 2001, to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

            Electric Utility's rates for electric generation are capped through approximately September 2002 for commercial and industrial customers and approximately May 2003 for all other customers. See "Electricity Generation Customer Choice and Competition Act." The ECC Act obligates Electric Utility to act as "provider of last resort" to customers who do not choose alternate generation suppliers. Electric Utility is actively participating in the regulatory process to ensure that Electric Utility recovers all its costs of providing generation when the rate cap period ends.

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

EMPLOYEES

            At September 30, 2001, Utilities and its subsidiaries had approximately 1,100 employees.

                              UGI ENTERPRISES, INC.

            UGI Enterprises, Inc. is a wholly owned subsidiary of UGI that was formed in 1994. Through its subsidiaries, Enterprises develops energy-related businesses for us in the United States and abroad as described below.

DOMESTIC BUSINESSES

            NATURAL GAS AND ELECTRICITY MARKETING

            UGI Energy Services, Inc. ("Energy Services"), conducts an energy marketing business under the trade names GASMARK(R) and POWERMARK(R) ("GASMARK"). GASMARK(R) sells natural gas directly to approximately 4,000 commercial and industrial customers in the Mid-Atlantic region through the transportation systems of 15 utility systems. Energy Services also sells electricity to over 200 commercial and industrial customers in Pennsylvania. During fiscal year 2001, GASMARK(R) significantly increased its size by acquiring the gas marketing operations of PG Energy, a unit of Southern Union Corp., and Conectiv Energy. These acquisitions added approximately 900 customers to GASMARK(R) customer base and increased its natural gas sales volume over 50%.

            HVAC SERVICE

            UGI HVAC Enterprises, Inc. ("HVAC") was acquired by Enterprises in September 2000. HVAC conducts a heating, ventilation and air-conditioning service business serving portions of Utilities' gas service area and adjacent market areas, including portions of northern Delaware. It serves more than 70,000 customers in residential, commercial and new construction markets. During fiscal year 2001, HVAC generated over $38 million in revenues and employed over 300 people.

            RETAIL HEARTH PRODUCTS

            Enterprises opened its first Hearth USA(TM) retail store in September 1999. The store was the nation's first large-scale retailer of hearth, grill and spa products together with installation services. In September 2001, after evaluating prospects for Hearth USA(TM) in light of the weak retail environment and the amount of capital required to expand beyond the pilot phrase, we committed to close the two Hearth USA(TM) stores and cease all operations by the end of October 2001. See Note 15 to the Company's Consolidated Financial Statements.

INTERNATIONAL BUSINESSES

            FLAGA GMBH

            In September 1999, subsidiaries of Enterprises acquired all of the stock of Flaga GmbH, a privately-held company founded in 1947. FLAGA distributes propane, butane and propane/butane mix ("LPG") in Austria, the Czech Republic and Slovakia for residential, commercial and autogas applications. During fiscal year 2001, FLAGA distributed approximately 36.3 million gallons of LPG. FLAGA operates from 6 distribution locations in Austria, 1 in the Czech Republic and 2 in Slovakia. In addition, FLAGA has 7 sales offices in the Czech Republic. As of September 30, 2001, FLAGA had a total of 350 employees of which 166 were located in Austria, 161 in the Czech Republic and 23 in Slovakia.

            FLAGA has the largest propane distribution market position in Austria with an estimated 30% market share, serving residential and commercial customers. Residential customers generally commit to prepaid tank rental agreements. Competition for new customer installations is based on the terms and conditions of tank leases as well as on product prices. Much of FLAGA's Austrian cylinder business is conducted through approximately 600 neighborhood resellers with whom FLAGA has a long business relationship.

            The Czech market for LPG, which currently represents about 35% of FLAGA's total volume, is growing approximately 4 to 6% per year. FLAGA entered the Czech market in 1994 when it purchased a portion of the formerly state-run LPG company from the Czech government as part of its privatization plan. FLAGA's main facility in the Czech Republic is its cylinder filling and repair plant in Hustopece, located in the southeast quadrant of the Czech Republic. FLAGA estimates its market share in the Czech Republic at approximately 18%, ranking it third in the country.

            CHINAGAS PARTNERS

            During 1998, Enterprises formed ChinaGas Partners, L.P. ("ChinaGas") with affiliates of Energy Transportation Group, Inc. to develop, build and operate LPG projects in the People's Republic of China. On October 28, 1998, ChinaGas and its wholly owned subsidiary together acquired 50% of the shares of an existing Chinese company known as the Nantong Huayang LPG Port Co., Ltd. ("Port Company") which operates an integrated LPG business, including an import terminal and distribution business, serving the provinces along the lower and middle reaches of the Yangtze River. By acquiring local distributors and integrating them with existing operations we are adding retail sales to the Port Company's operations. The other shareholders in the Port Company are China National Chemical Supply & Sales Corporation and two of its affiliates. Our effective ownership interest in the Port Company is 25%.

            ANTARGAZ

            In March 2001, UGI France, Inc., together with Paribas Affaires Industrielles ("PAI") and Medit Mediterranea GPL, S.r.l. ("Medit"), acquired the stock of Elf Antargaz, S.A. ("Antargaz"), one of the largest distributors of LPG in France. We acquired an approximate 20% interest, PAI an approximate 68% interest, Medit an approximate 10% interest and certain members of Antargaz management, the remaining interest. PAI is a leading private equity fund manager in Europe with strong management and financial skills and Medit is a supplier of logistics services to the LPG industry in Europe, primarily Italy. Antargaz sells approximately 350 to 400 million gallons of LPG annually. Due, in part, to our membership on the Board of Directors of Antargaz, we believe we have significant influence over the company's operating and financial policies.

            Antargaz has an approximate 25% market share in France. The French LPG market is characterized by modest growth, about 1% per year, and stable marketing conditions. Antargaz serves nearly one million customers using a logistical system that includes ten major import/storage facilities, 30 bulk storage depots and 16 cylinder filling plants. Antargaz's customer base consists of residential, commercial, agricultural and motor fuel accounts who use LPG for space heating, cooking, water heating, process heat and transportation.

                          BUSINESS SEGMENT INFORMATION

            The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's business segments for the 2001, 2000 and 1999 fiscal years appears in Note 19 to the Consolidated Financial Statements contained in our 2001 Annual Report to Shareholders and is incorporated in this Report by reference.

                                    EMPLOYEES

            At September 30, 2001, UGI and its subsidiaries had approximately 8,300 employees.

ITEM 3.  LEGAL PROCEEDINGS

            With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

            In the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

            UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating two claims against it relating to out-of-state sites.

            Fishbein Family Partnership v. PPG Industries, Inc., et al. In July 1993, Public Service Electric and Gas Company ("PSE&G") joined Utilities as a third-party defendant in a civil action in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The case principally involved claims by the Fishbein Family Partnership against PPG Industries, Inc. for damages associated with chemical contamination unrelated to gas plant operations. In November 2001, the parties agreed voluntarily to dismiss all claims by and against PSE&G without prejudice. Thus, all claims against Utilities will be dismissed, although they could be re-instituted in the future.

            Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities, Inc. in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former manufactured gas plant sites in eleven communities in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the plants prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd has not stated the amount of the costs it has incurred to date and has provided no information on which Utilities could make an estimate. Utilities is currently investigating its involvement at these sites.

            EnergyNorth Natural Gas, Inc. v. UGI Utilities, Inc. By letter dated October 26, 2000, EnergyNorth Natural Gas, Inc. ("EnergyNorth") notified Utilities that it has filed suit in the United States District Court for the District of New Hampshire, seeking contribution from Utilities for response and remediation costs associated with contamination on the site of a former manufactured gas plant allegedly operated by former subsidiaries of Utilities. EnergyNorth has not stated the amount of the costs and has provided no information on which Utilities could make an estimate. Utilities is currently investigating its involvement with this site and is actively defending the suit.

            Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2001.

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

PART II:  SECURITIES AND FINANCIAL INFORMATION

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

            Our Common Stock is traded on the New York and Philadelphia stock exchanges under the symbol "UGI." The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

            2001 FISCAL YEAR                                           HIGH                        LOW

            4th Quarter                                             $29.480                    $25.120
            3rd Quarter                                              27.900                     24.200
            2nd Quarter                                              25.375                     22.500
            1st Quarter                                              26.312                     21.375


            2000 FISCAL YEAR                                           HIGH                        LOW

            4th Quarter                                             $24.313                    $20.563
            3rd Quarter                                              22.625                     19.750
            2nd Quarter                                              22.313                     18.188
            1st Quarter                                              24.000                     19.125

DIVIDENDS

            Quarterly dividends on our Common Stock were paid in the 2001 and 2000 fiscal years as follows:

            2001 FISCAL YEAR                                                          AMOUNT

            4th Quarter                                                              $0.4000
            3rd Quarter                                                               0.3875
            2nd Quarter                                                               0.3875
            1st Quarter                                                               0.3875


            2000 FISCAL YEAR                                                          AMOUNT

            4th Quarter                                                              $0.3875
            3rd Quarter                                                                0.375
            2nd Quarter                                                                0.375
            1st Quarter                                                                0.375



HOLDERS

            On November 30, 2001, UGI had 10,627 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                             Year Ended
                                                                                            September 30,
                                                                 ------------------------------------------------------------------
                                                                    2001          2000          1999          1998          1997
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                           (Millions of dollars, except per share amounts)
FOR THE PERIOD:
INCOME STATEMENT DATA:
     Revenues                                                    $  2,468.1    $  1,761.7    $  1,383.6    $  1,439.7    $  1,642.0
                                                                 ==========    ==========    ==========    ==========    ==========

     Income before accounting changes                            $     52.0    $     44.7    $     55.7    $     40.3    $     52.1
     Cumulative effect of accounting changes (a)                        4.5            --            --            --            --
                                                                 ----------    ----------    ----------    ----------    ----------
     Net income (b)                                              $     56.5    $     44.7    $     55.7    $     40.3    $     52.1
                                                                 ==========    ==========    ==========    ==========    ==========

     Earnings per common share - basic
          Income before accounting changes                       $     1.91    $     1.64    $     1.74    $     1.22    $     1.58
          Cumulative effect of accounting changes, net                 0.17            --            --            --            --
                                                                 ----------    ----------    ----------    ----------    ----------
          Net income - basic                                     $     2.08    $     1.64    $     1.74    $     1.22    $     1.58
                                                                 ==========    ==========    ==========    ==========    ==========

     Earnings per common share - diluted
          Income before accounting changes                       $     1.90    $     1.64    $     1.74    $     1.22    $     1.57
          Cumulative effect of accounting changes, net                 0.16            --            --            --            --
                                                                 ----------    ----------    ----------    ----------    ----------
          Net income - diluted (b)                               $     2.06    $     1.64    $     1.74    $     1.22    $     1.57
                                                                 ==========    ==========    ==========    ==========    ==========


     Cash dividends declared per common share                    $    1.575    $    1.525    $     1.47    $     1.45    $     1.43
                                                                 ==========    ==========    ==========    ==========    ==========

AT PERIOD END:
BALANCE SHEET DATA:
     Total assets                                                $  2,550.2    $  2,275.8    $  2,140.5    $  2,074.6    $  2,151.7
                                                                 ==========    ==========    ==========    ==========    ==========

     Capitalization:
         Debt:
           Bank loans - AmeriGas Propane                         $       --    $     30.0    $     22.0    $     10.0    $     28.0
           Bank loans - UGI Utilities                                  57.8         100.4          87.4          68.4          67.0
           Bank loans - other                                          10.0           4.3          11.6            --            --
           Long-term debt
            (including current maturities):
                AmeriGas Propane                                    1,005.9         857.2         744.7         709.0         691.1
                UGI Utilities                                         208.5         172.9         180.0         187.2         169.3
                Other                                                  80.8          85.5          91.6           8.2           8.6
                                                                 ----------    ----------    ----------    ----------    ----------
          Total debt                                                1,363.0       1,250.3       1,137.3         982.8         964.0
                                                                 ----------    ----------    ----------    ----------    ----------

          Minority interests in AmeriGas Partners                     246.2         177.1         209.9         236.5         266.5
          UGI Utilities preferred stock subject
              to mandatory redemption                                  20.0          20.0          20.0          20.0          35.2
          Common stockholders' equity                                 255.6         247.2         249.2         367.1         376.1
                                                                 ----------    ----------    ----------    ----------    ----------
     Total capitalization                                        $  1,884.8    $  1,694.6    $  1,616.4    $  1,606.4    $  1,641.8
                                                                 ==========    ==========    ==========    ==========    ==========

RATIO OF CAPITALIZATION:
     Total debt                                                        72.3%         73.8%         70.4%         61.2%         58.7%
     Minority interest                                                 13.1%         10.5%         13.0%         14.7%         16.3%
     UGI Utilities preferred stock                                      1.1%          1.2%          1.2%          1.2%          2.1%
     Common stockholders' equity                                       13.5%         14.5%         15.4%         22.9%         22.9%
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                      100.0%        100.0%        100.0%        100.0%        100.0%
                                                                 ==========    ==========    ==========    ==========    ==========


      (a) Includes cumulative effect of accounting changes associated with (1) the Partnership's changes in accounting for tank fee revenue and tank installation costs and (2) the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Notes 1 and 3 to Consolidated Financial Statements).

      (b) Pro forma net income and diluted earnings per share after applying retroactively the Partnership's changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $44.6 and $1.64; 1999 - $55.9 and $1.75; 1998 - $39.7 and $1.20; 1997 -
            $51.8 and $1.56, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 23 of UGI's 2001 Annual Report to Shareholders, is incorporated in this report by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on pages 21 and 22 of the UGI 2001 Annual Report to Shareholders and are incorporated in this Report by reference.

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

            None.

PART III:   UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 13.

            In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12 and 13 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2001:

                                                                                     Captions of Proxy Statement
            Information                                                                Incorporated by Reference
            -----------                                                              --------------------------------
Item 10.  Directors and Executive                                                    Election of Directors - Nominees
           Officers of Registrant.

Item 11.  Executive Compensation.                                                    Compensation of Executive Officers
                                                                                     Compensation of Directors

Item 12.  Security Ownership of                                                      Securities Ownership of Management
           Certain Beneficial
           Owners and Management.

Item 13.  Certain Relationships                                                      Compensation of Executive Officers -
           and Related Transactions.                                                 Stock Ownership Policy and
                                                                                     Indebtedness of Management

            The information concerning the Company's executive officers required by Item 10 is set forth below.

                               EXECUTIVE OFFICERS

                  NAME                                        AGE                           POSITION
                  ----                                        ---                           --------

            Lon R. Greenberg                                   51                   Chairman, Director, President
                                                                                    and Chief Executive Officer

            Eugene V.N. Bissell                                48                   President and Chief Executive
                                                                                    Officer, AmeriGas Propane, Inc.

            Robert J. Chaney                                   59                   President and Chief Executive
                                                                                    Officer, UGI Utilities, Inc.

            Brendan P. Bovaird                                 53                   Vice President and General Counsel

            Bradley C. Hall                                    48                   Vice President - New Business Development

            Anthony J. Mendicino                               53                   Vice President - Finance
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

Eugene V.N. Bissell

            Mr. Bissell is President and Chief Executive Officer of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President - Sales and Marketing (1999 to 2000) and Vice President - Sales and Operations (1995 to
1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development. Mr. Bissell is currently President-Elect and a member of the Board of Directors of the National Propane Gas Association, the national trade association of the propane industry.

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

                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------
  3.1    (Second) Amended and Restated Articles of Incorporation of              UGI       Amendment No. 1 on Form 8        3.(3)(a)
         the Company                                                                         to Form 8-B (4/10/92)
  3.2    Bylaws of UGI as in effect since October 27, 1998                       UGI          Form 10-K (9/30/98)            3.2

   4 Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

  4.1    Rights Agreement, as amended as of August 18, 2000, between             UGI       Registration Statement No         4.3
         the Company and Mellon Bank, N.A., successor to Mellon Bank                               333-49080
         (East) N.A., as Rights Agent, and Assumption Agreement dated
         April 7, 1992

  4.2    The description of the Company's Common Stock contained in              UGI          Form 8-B/A (4/17/96)           3.(4)
         the Company's registration statement filed under the
         Securities Exchange Act of 1934, as amended

  4.3 UGI's (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above

  4.4    Note Agreement dated as of April 12, 1995 among The                  AmeriGas        Form 10-Q (3/31/95)            10.8
         Prudential Insurance Company of America, Metropolitan Life        Partners, L.P.

         Insurance Company, and certain other institutional investors and AmeriGas Propane, L.P., New AmeriGas Propane, Inc. and
         Petrolane Incorporated

  4.5    First Amendment dated as of September 12, 1997 to Note              AmeriGas         Form 10-K (9/30/97)             4.5
         Agreement dated as of April 12, 1995 ("1995 Note Agreement")      Partners, L.P.

  4.6    Second Amendment dated as of September 15, 1998 to 1995 Note        AmeriGas         Form 10-K (9/30/98)             4.6
         Agreement                                                         Partners, L.P.     Form 10-K (9/30/98)             4.6

  4.7    Third Amendment dated as of March 23, 1999 to 1995 Note             AmeriGas         Form 10-Q (3/31/99)            10.2
         Agreement                                                         Partners, L.P.

  4.8    Fourth Amendment dated as of March 16, 2000 to 1995 Note            AmeriGas         Form 10-Q (6/30/00)            10.2
         Agreement                                                         Partners, L.P.

  4.9    Fifth Amendment dated as of August 1, 2001 to 1995 Note             AmeriGas         Form 10-K (9/30/01)             4.8
         Agreement                                                         Partners, L.P.

                                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------

  4.9    Second Amended and Restated Agreement of Limited Partnership        AmeriGas         Form 8-K (9/30/00)              1
         of AmeriGas Partners, L.P.                                        Partners, L.P.

  4.10   Amended and Restated Agreement of Limited Partnership of            AmeriGas         Form 10-K (9/30/01)             3.8
         AmeriGas Eagle Propane, L.P. dated July 19, 1999                  Partners, L.P.

  10.1   Service Agreement (Rate FSS) dated as of November 1, 1989               UGI          Form 10-K (9/30/95)            10.5
         between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket
         No. RS92-5-000 reported at Columbia Gas Transmission Corp.,
         64 FERCP. 61,060 (1993), order on rehearing, 64 FERCP. 61,365
         (1993)

  10.2   Service Agreement (Rate FTS) dated June 1, 1987 between              Utilities       Form 10-K (12/31/90)          (10)o.
         Utilities and Columbia, as modified by Supplement No. 1 dated
         October 1, 1988; Supplement No. 2 dated November 1, 1989;
         Supplement No. 3 dated November 1, 1990; Supplement No. 4
         dated November 1, 1990; and Supplement No. 5 dated January 1,
         1991, as further modified pursuant to the orders of the
         Federal Energy Regulatory Commission at Docket No. RS92-5-000
         reported at Columbia Gas Transmission Corp., 64 FERCP. 61,060
         (1993), order on rehearing, 64 FERCP. 61,365 (1993)

  10.3   Transportation Service Agreement (Rate FTS-1) dated November         Utilities       Form 10-K (12/31/90)          (10)p.
         1, 1989 between Utilities and Columbia Gulf Transmission
         Company, as modified pursuant to the orders of the Federal
         Energy Regulatory Commission in Docket No. RP93-6-000
         reported at Columbia Gulf Transmission Co., 64 FERCP. 61,060
         (1993), order on rehearing, 64 FERCP. 61,365 (1993)

  10.4   Amended and Restated Sublease Agreement dated April 1, 1988             UGI          Form 10-K (9/30/94)            10.35
         between Southwest Salt Co. and AP Propane, Inc. (the
         "Southwest Salt Co. Agreement")

  10.5   Letter dated July 8, 1998 pursuant to Article 1, Section 1.2            UGI          Form 10-K (9/30/99)            10.5
         of the Southwest Salt Co. Agreement re: option to renew for period of June 1, 2000 to May 31, 2005 and related extension notice

                                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------

 10.6**  UGI Corporation Directors Deferred Compensation Plan Amended            UGI          Form 10-K (9/30/00)            10.6
         and Restated as of January 1, 2000

 10.7**  UGI Corporation 1992 Stock Option and Dividend Equivalent               UGI          Form 10-Q (6/30/92)           (10)ee
         Plan, as amended May 19, 1992

 10.8**  UGI Corporation Annual Bonus Plan dated March 8, 1996                   UGI          Form 10-Q (6/30/96)            10.4

 10.9**  UGI Corporation Directors' Equity Compensation Plan Amended             UGI          Form 10-K (9/30/00)            10.9
         and Restated as of January 1, 2000

10.10**  UGI Corporation 1997 Stock Option and Dividend Equivalent Plan          UGI          Form 10-Q (3/31/97)            10.2

10.11**  UGI Corporation 1992 Directors' Stock Plan                              UGI          Form 10-Q (6/30/92)           (10)ff

10.12**  UGI Corporation Senior Executive Employee Severance Pay Plan            UGI          Form 10-K (9/30/97)            10.12
         effective January 1, 1997

10.13**  UGI Corporation 2000 Directors' Stock Option Plan                       UGI          Form 10-K (9/30/99)            10.13

10.14**  UGI Corporation 2000 Stock Incentive Plan                               UGI          Form 10-Q (6/30/00)            10.1

10.15**  1997 Stock Purchase Loan Plan                                           UGI          Form 10-K (9/30/97)            10.16

10.16**  UGI Corporation Supplemental Executive Retirement Plan                  UGI          Form 10-Q (6/30/98)            10
         Amended and Restated effective October 1, 1996

10.17**  Summary of Terms of UGI Corporation 1999 Restricted Stock               UGI          Form 10-Q (6/30/99)            10
         Awards

 10.18   Amended and Restated Credit Agreement dated as of September         AmeriGas         Form 10-K (9/30/97)            10.1
         15, 1997 among AmeriGas Propane, L.P., AmeriGas Propane,          Partners, L.P.
         Inc., Petrolane Incorporated, Bank of America National Trust
         and Savings Association, as Agent, First Union National Bank,
         as Syndication Agent and certain banks

 10.19   First Amendment dated as of September 15, 1998 to Amended and       AmeriGas         Form 10-K (9/30/98)            10.2
         Restated Credit Agreement                                         Partners, L.P.

 10.20   Second Amendment dated as of March 25, 1999 to Amended and          AmeriGas         Form 10-Q (3/31/99)            10.1
         Restated Credit Agreement                                         Partners, L.P.

                                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------

 10.21   Third Amendment dated as of March 22, 2000 to Amended and           AmeriGas         Form 10-Q (6/30/00)            10.3
         Restated Credit Agreement                                         Partners, L.P.

 10.22   Fourth Amendment dated as of June 6, 2000 to Amended and            AmeriGas         Form 10-Q (6/30/00)            10.4
         Restated Credit Agreement                                         Partners, L.P.

10.22(a) Fifth Amendment dated as of July 31, 2001 to Amended and            AmeriGas         Form 10-K (9/30/01)            10.6
         Restated Credit Agreement                                         Partners, L.P.

 10.23   Intercreditor and Agency Agreement dated as of April 19, 1995       AmeriGas         Form 10-Q (3/31/95)            10.2
         among AmeriGas Propane, Inc., Petrolane Incorporated,             Partners, L.P.
         AmeriGas Propane, L.P., Bank of America National Trust and
         Savings Association ("Bank of America") as Agent, Mellon
         Bank, N.A. as Cash Collateral Sub-Agent, Bank of America as
         Collateral Agent and certain creditors of AmeriGas Propane,
         L.P.

10.23(a) First Amendment dated as of July 31, 2001 to Intercreditor          AmeriGas         Form 10-K (9/30/01)            10.8
         and Agency Agreement dated as of April 19, 1995                   Partners, L.P.

 10.24   General Security Agreement dated as of April 19, 1995 among         AmeriGas         Form 10-Q (3/31/95)            10.3
         AmeriGas Propane, L.P., Bank of America National Trust and        Partners, L.P.
         Savings Association and Mellon Bank, N.A.

10.24(a) First Amendment dated as of July 31, 2001 to General Security       AmeriGas         Form 10-K (9/30/01)            10.10
         Agreement dated as of April 19, 1995                              Partners, L.P.

 10.25   Subsidiary Security Agreement dated as of April 19, 1995            AmeriGas .       Form 10-Q (3/31/95)            10.4
         among AmeriGas Propane, L.P., Bank of America National Trust      Partners, L.P
         and Savings Association as Collateral Agent and Mellon Bank,
         N.A. as Cash Collateral Agent

10.25(a) First Amendment dated as of July 31, 2001 to Subsidiary             AmeriGas         Form 10-K (9/30/01)            10.12
         Security Agreement dated as of April 19, 1995                     Partners, L.P.

 10.26   Restricted Subsidiary Guarantee dated as of April 19, 1995 by       AmeriGas         Form 10-Q (3/31/95)            10.5
         AmeriGas Propane, L.P. for the benefit of Bank of America         Partners, L.P.
         National Trust and Savings Association, as Collateral Agent

 10.27   Trademark License Agreement dated April 19, 1995 among UGI          AmeriGas         Form 10-Q (3/31/95)            10.6
         Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas     Partners, L.P.
         Partners, L.P. and AmeriGas Propane, L.P.

                                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------

 10.28   Trademark License Agreement, dated April 19, 1995 among             AmeriGas         Form 10-Q (3/31/95)            10.7
         AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas      Partners, L.P.
         Propane, L.P.

 10.29   Stock Purchase Agreement dated May 27, 1989, as amended and         Petrolane        Registration                  10.16(a)
         restated July 31, 1989, between Texas Eastern Corporation and       Incorporated/.   Statement No.
         QFB Partners                                                        AmeriGas, Inc    33-69450

 10.30   Pledge Agreement dated September 1999 between Eastfield                 UGI          Form 10-K (9/30/99)            10.28
         International Holdings, Inc. and Reiffeisen Zentralbank
         Osterreich Aktiengesellschaft ("RZB")

 10.31   Pledge Agreement dated September 1999 between EuroGas                   UGI          Form 10-K (9/30/99)            10.29
         Holdings, Inc. and RZB

 10.32   Form of Guarantee Agreement dated September 1999 between UGI            UGI          Form 10-K (9/30/99)            10.30
         Corporation and RZB relating to loan amount of EURO 74 million

 10.33   Form of Guarantee Agreement dated September 2000 between UGI            UGI          Form 10-K (9/30/00)            10.33
         Corporation and RZB relating to loan amount of EURO 14.9
         million

 10.34   Form of Guarantee Agreement dated September 2000 between UGI            UGI          Form 10-K (9/30/00)            10.34
         Corporation and RZB relating to loan amount of EURO 9 million

10.34(a) Amendments dated October 11, 2001 to September 1999 Guarantee
         Agreements between UGI Corporation and RZB

10.35**  Description of Change of Control arrangements for Messrs.               UGI          Form 10-K (9/30/99)            10.33
         Greenberg, Bovaird and Mendicino

10.36**  Description of Change of Control arrangement for Mr. Chaney             UGI          Form 10-K (9/30/99)            10.34

10.37**  Description of Change of Control arrangement for Mr. Bissell        AmeriGas         Form 10-K (9/30/99)            10.31
                                                                           Partners, L.P.
10.38**  Consulting Services Agreement dated as of August 1, 2000                UGI          Form 10-K (9/30/00)            10.38
         between Stephen D. Ban and UGI Corporation

10.39**  1992 Non-Qualified Stock Option Plan, as amended                        UGI          Form 10-K (9/30/00)            10.39

                                      -37

                                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------

 10.40   Service Agreement for comprehensive delivery service (Rate              UGI          Form 10-K (9/30/00)            10.40
         CDS) dated February 23, 1998 between UGI Utilities, Inc. and
         Texas Eastern Transmission Corporation

 10.41   Service Agreement for comprehensive delivery service (Rate              UGI          Form 10-K (9/30/00)            10.41
         CDS) dated February 23, 1999 between UGI Utilities, Inc. and
         Texas Eastern Transmission Corporation

 10.42   Purchase Agreement dated January 30, 2001 and Amended and           AmeriGas         Form 8-K                       10.1
         Restated on August 7, 2001 by and among Columbia Energy           Partners, L.P.     (8/8/01)
         Group, Columbia Propane Corporation, Columbia Propane, L.P.,
         CP Holdings, Inc., AmeriGas Propane, L.P., AmeriGas Partners,
         L.P., and AmeriGas Propane, Inc.

 10.43   Partnership Agreement of Hunlock Creek Energy Ventures dated         Utilities       Form 10-K (9/30/01)            10.24
         December 8, 2001 by and between UGI Hunlock Development
         Company and Allegheny Energy Supply Hunlock Creek LLC

 10.44   Agreement by Petrolane Incorporated and certain of its               Petrolane       Form 10-K (9/23/94)            10.13
         subsidiaries party thereto ("Subsidiaries") for the Sale of       Incorporated
         the Subsidiaries' Inventory and Assets to the Goodyear Tire &
         Rubber Company and D.C.H., Inc., as Purchaser, dated as of
         December 18. 1985

 10.45   Purchase Agreement by and among Columbia Propane, L.P., CP          National         Form 8-K (4/19/99)             10.5
         Holdings, Inc., Columbia Propane Corporation, National              Propane
         Propane Partners, L.P., National Propane Corporation,             Partners, L.P.
         National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999

 10.46   Capital Contribution Agreement dated as of August 21, 2001 by       AmeriGas         Form 8-K (8/21/01)             10.2
         and between Columbia Propane, L.P. and AmeriGas Propane, L.P.     Partners, L.P.
         acknowledged and agreed to by CP Holdings, Inc.

 10.47   Promissory Note by National Propane L.P., a Delaware limited        AmeriGas         Form 10-K (9/30/01)            10.39
         partnership in favor of Columbia Propane Corporation dated        Partners, L.P.
         July 19, 1999

 10.48   Loan Agreement dated July 19, 1999, between National Propane,       AmeriGas         Form 10-K (9/30/01)            10.40
         L.P. and Columbia Propane Corporation                             Partners, L.P.

                                           INCORPORATION BY REFERENCE

EXHIBIT
   NO.                                      EXHIBIT                           REGISTRANT             FILING                 EXHIBIT
-----------------------------------------------------------------------------------------------------------------------------------

 10.49   First Amendment dated August 21, 2001 to Loan Agreement dated       AmeriGas         Form 10-K (9/30/01)            10.41
         July 19, 1999 between National Propane, L.P. and Columbia         Partners, L.P.
         Propane Corporation

 10.50   Columbia Energy Group Payment Guaranty dated April 5, 1999          AmeriGas         Form 10-K (9/30/01)            10.42
                                                                           Partners, L.P.
 10.51   Keep Well Agreement by and between AmeriGas Propane, L.P. and       AmeriGas         Form 10-K (9/30/01)            10.46
         Columbia Propane Corporation dated August 21, 2001                Partners, L.P.

 10.52   Management Services Agreement effective as of August 21, 2001       AmeriGas         Form 10-K (9/30/01)            10.47
         between AmeriGas Propane, Inc. and AmeriGas Eagle Holdings,       Partners, L.P.
         Inc., the general partner of AmeriGas Eagle Propane, L.P.

  *13    Pages 13 through 47 of the 2001 Annual Report to Shareholders

  *21    Subsidiaries of the Registrant

  *23    Consent of Arthur Andersen LLP

* Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)         REPORTS ON FORM 8-K:

            The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2001:

                  Date                                Item Number(s)                            Content
                  ----                                --------------                            -------

                 7/23/01                                    5                    Advance notice of Webcast of regular earnings
                                                                                 conference call

                 8/21/01                                   2,7                   Acquisition of the propane distribution
                                                                                 businesses of Columbia Propane Corporation

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UGI CORPORATION

Date:  December 11, 2001                 By:         Anthony J. Mendicino
                                                     --------------------------
                                                     Anthony J. Mendicino
                                                     Vice President - Finance
                                                     and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 11, 2001, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                    TITLE
---------                                    -----

Lon R. Greenberg                             Chairman, President
----------------------                       and Chief Executive Officer
Lon R. Greenberg                             (Principal Executive Officer)
                                             and Director


Anthony J. Mendicino                         Vice President - Finance
----------------------                       and Chief Financial Officer
Anthony J. Mendicino                         (Principal Financial Officer
                                             and Principal Accounting Officer)



Stephen D. Ban                               Director
----------------------
Stephen D. Ban


Thomas F. Donovan                            Director
----------------------
Thomas F. Donovan

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 11, 2001, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                                   TITLE
---------                                                   -----

Richard C. Gozon                                            Director
----------------------
Richard C. Gozon


Anne Pol                                                    Director
----------------------
Anne Pol

Marvin O. Schlanger                                         Director
----------------------
Marvin O. Schlanger


James W. Stratton                                           Director
----------------------
James W. Stratton

                        UGI CORPORATION AND SUBSIDIARIES




                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2001

                        UGI CORPORATION AND SUBSIDIARIES


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of Arthur Andersen LLP dated November 16, 2001, listed in the following index, are included in UGI's 2001 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Report.



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

   On Financial Statement Schedules                                             F-4

Financial Statements:

   Consolidated Balance Sheets, September 30,
        2001 and 2000                                                                               26 to 27

    For the years ended September 30, 2001, 2000 and 1999:

        Consolidated Statements of Income                                                              25

        Consolidated Statements of Cash Flows                                                          28

        Consolidated Statements of Stockholders'
           Equity                                                                                      29

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                         Reference
                                                                             ---------------------------------
                                                                                                     Annual
                                                                                                    Report to
                                                                             Form 10-K            Shareholders
                                                                               (page)                (page)
                                                                               ------                ------
        Notes to Consolidated Financial
           Statements                                                                               30 to 47

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 2001 and 2000                                                                    46

Financial Statement Schedules:

    For the years ended September 30, 2001, 2000 and 1999:

           I        -  Condensed Financial
                           Information of Registrant
                           (Parent Company)                                  S-1 to S-3

           II       -  Valuation and Qualifying
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of UGI Corporation:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in UGI Corporation's annual report to shareholders for the year ended September 30, 2001, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the method of accounting for tank installation costs and nonrefundable tank fees and the adoption of the provisions of SFAS No. 133 as discussed in Notes 1 and 3 to the financial statements. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedules listed in the Index on pages F-2 and F-3 are the responsibility of UGI Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP




Philadelphia, Pennsylvania
November 16, 2001

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)




                                                                                  September 30,
ASSETS                                                                         2001           2000
------                                                                       -------        -------
Current assets:
     Cash and cash equivalents                                               $   0.6        $   1.1
     Accounts and notes receivable                                              14.4            0.1
     Deferred income taxes                                                       0.2            0.2
     Prepaid expenses and other current assets                                   0.4            0.3
                                                                             -------        -------
        Total current assets                                                    15.6            1.7

Investments in subsidiaries                                                    300.8          315.9

Other assets                                                                     2.6            2.4
                                                                             -------        -------

        Total assets                                                         $ 319.0        $ 320.0
                                                                             =======        =======

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable                                              $  10.3        $   9.6
     Accrued liabilities                                                         1.2           12.4
                                                                             -------        -------
        Total current liabilities                                               11.5           22.0

Noncurrent liabilities                                                          51.4           50.3

Commitments and contingencies

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                            395.0          394.5
     Accumulated other comprehensive income                                    (13.5)            --
     Retained earnings (accumulated deficit)                                     9.0           (4.9)
     Unearned compensation - restricted stock                                     --           (0.7)
                                                                             -------        -------
                                                                               390.5          388.9
        Less treasury stock, at cost                                          (134.4)        (141.2)
                                                                             -------        -------
          Total common stockholders' equity                                    256.1          247.7
                                                                             -------        -------

          Total liabilities and common stockholders' equity                  $ 319.0        $ 320.0
                                                                             =======        =======


Commitments and Contingencies:

     In addition to the guarantees of FLAGA debt described in Note 5 to Consolidated Financial Statements, UGI Corporation is authorized to guarantee up to $100 million of supplier obligations of its wholly owned second-tier subsidiary UGI Energy Services, Inc., and $4.4 million of lease obligations of its wholly owned second-tier subsidiary Hearth USA, Inc.

                        UGI CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                (Millions of dollars, except per share amounts)



                                                                           Year Ended
                                                                         September 30,
                                                          -------------------------------------------
                                                             2001             2000             1999
                                                          ---------        ---------        ---------
Revenues                                                  $      --        $      --        $      --

Costs and expenses:
    Operating and administrative expenses                      10.8              8.1             10.4
    Other income, net                                          (9.7)            (8.4)           (10.5)
                                                          ---------        ---------        ---------
                                                                1.1             (0.3)            (0.1)
                                                          ---------        ---------        ---------

Operating income (loss)                                        (1.1)             0.3              0.1
Interest expense on intercompany debt                          (2.4)            (2.0)              --
                                                          ---------        ---------        ---------

Income (loss) before income taxes                              (3.5)            (1.7)             0.1
Income tax expense (benefit)                                   (0.7)            (1.1)             0.3
                                                          ---------        ---------        ---------

Loss before equity in income
    of unconsolidated subsidiaries                             (2.8)            (0.6)            (0.2)
Equity in income before accounting changes
    of unconsolidated subsidiaries                             54.8             45.3             55.9
                                                          ---------        ---------        ---------

Income before equity in accounting changes
   of unconsolidated subsidiaries                              52.0             44.7             55.7

Equity in accounting changes
   of unconsolidated subsidiaries                               4.5               --               --

                                                          ---------        ---------        ---------
Net income                                                $    56.5        $    44.7        $    55.7
                                                          =========        =========        =========



Earnings per common share:
    Basic:
       Income before accounting changes                   $    1.91        $    1.64        $    1.74
       Cumulative effect of accounting changes, net            0.17               --               --
                                                          ---------        ---------        ---------
       Net income                                         $    2.08        $    1.64        $    1.74
                                                          =========        =========        =========

    Diluted:
       Income before accounting changes                   $    1.90        $    1.64        $    1.74
       Cumulative effect of accounting changes, net            0.16               --               --
                                                          ---------        ---------        ---------
       Net income                                         $    2.06        $    1.64        $    1.74
                                                          =========        =========        =========

Average common shares outstanding (millions):
    Basic                                                    27.163           27.219           31.954
                                                          =========        =========        =========
    Diluted                                                  27.373           27.255           32.016
                                                          =========        =========        =========

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)



                                                                    Year Ended
                                                                  September 30,
                                                      -------------------------------------
                                                         2001           2000           1999
                                                      -------        -------        -------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                   $ 108.3        $  95.5        $ 178.0

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Investments in unconsolidated subsidiaries         (49.2)         (95.8)         (16.5)
     Net advances to unconsolidated subsidiary          (13.0)            --             --
                                                      -------        -------        -------
        Net cash used by investing activities           (62.2)         (95.8)         (16.5)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock               (53.2)         (41.2)         (47.9)
     Issuance of intercompany long-term debt               --           47.5             --
     Issuance of Common Stock                             7.6            3.8            4.7
     Repurchases of Common Stock                         (1.0)          (9.1)        (133.1)
                                                      -------        -------        -------
        Net cash used by financing activities           (46.6)           1.0         (176.3)
                                                      -------        -------        -------

Cash and cash equivalents increase (decrease)         $  (0.5)       $   0.7        $ (14.8)
                                                      =======        =======        =======

Cash and cash equivalents:
     End of period                                    $   0.6        $   1.1        $   0.4
     Beginning of period                                  1.1            0.4           15.2
                                                      -------        -------        -------
         Increase (decrease)                          $  (0.5)       $   0.7        $ (14.8)
                                                      =======        =======        =======




(a) Includes dividends received from unconsolidated subsidiaries of $110.4, $96.2 and $176.7 for the years ended September 30, 2001, 2000 and 1999, respectively.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                          Charged
                                                         Balance at      (credited)                          Balance at
                                                         beginning      to costs and                           end of
                                                          of year         expenses           Other              year
                                                         ----------     ------------      -----------        -----------
YEAR ENDED SEPTEMBER 30, 2001
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $      9.3        $ 18.3         $ (11.7)(1)        $      15.6
                                                         ==========                                          ===========
                                                                                             (0.3)(2)
      Allowance for amortization of deferred
         financing costs - AmeriGas Propane              $      8.8        $  2.1         $    --            $      10.9
                                                         ==========                                          ===========

      Allowance for amortization of
        other deferred costs - AmeriGas Propane          $      1.0        $  0.1         $    --            $       1.1
                                                         ==========                                          ===========

Other reserves:

      Self-insured property and casualty liability       $     37.1        $ 17.2         $ (16.0)(3)        $      38.8
                                                         ==========                                          ===========
                                                                                              0.5 (2)

      Insured property and casualty liability            $      2.1        $ (0.6)                           $       1.5
                                                         ==========                                          ===========

      Environmental, litigation and other                $     11.2        $  0.5         $  (1.8)(3)        $      10.3
                                                         ==========                                          ===========
                                                                                              0.4 (2)


YEAR ENDED SEPTEMBER 30, 2000
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $      8.0        $ 10.0         $  (8.9)(1)        $       9.3
                                                         ==========                                          ===========
                                                                                              0.2 (2)
      Allowance for amortization of deferred
         financing costs - AmeriGas Propane              $      7.1        $  1.7         $    --            $       8.8
                                                         ==========                                          ===========

      Allowance for amortization of
        other deferred costs - AmeriGas Propane          $      2.1        $  0.4         $  (1.5)(2)        $       1.0
                                                         ==========                                          ===========

Other reserves:

      Self-insured property and casualty liability       $     38.7        $ 14.1         $ (15.8)(3)        $      37.1
                                                         ==========                                          ===========
                                                                                              0.1 (2)

      Insured property and casualty liability            $      5.1        $ (3.0)                           $       2.1
                                                         ==========                                          ===========

      Environmental, litigation and other                $     12.5                        $ (1.3)(3)        $      11.2
                                                         ==========                                          ===========

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                              (Millions of dollars)


YEAR ENDED SEPTEMBER 30, 1999
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $      7.9        $ 7.8          $ (7.9)(1)         $       8.0
                                                         ==========                                          ===========
                                                                                             0.2 (2)
      Allowance for amortization of deferred
         financing costs - AmeriGas Propane              $      5.4        $ 1.7          $   --             $       7.1
                                                         ==========                                          ===========

      Allowance for amortization of
        other deferred costs - AmeriGas Propane          $      4.6        $ 1.0          $ (3.5)(2)         $       2.1
                                                         ==========                                          ===========

Other reserves:

      Self-insured property and casualty liability       $     48.5        $12.9          $(22.9)(3)         $      38.7
                                                         ==========                                          ===========
                                                                                             0.2 (2)

      Insured property and casualty liability            $      4.3        $ 0.8                             $       5.1
                                                         ==========                                          ===========

      Environmental, litigation and other                $     13.9                       $ (1.5)(3)         $      12.5
                                                         ==========                                          ===========
                                                                                             0.1 (2)



(1)   Uncollectible accounts written off, net of recoveries.

(2)   Other adjustments.

(3)   Payments, net.

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -----------

10.34(a) Amendments dated October 11, 2001 to September 1999 Guarantee Agreements between UGI Corporation and RZB

13                Pages 13 to 47 of the 2001 Annual Report to Shareholders

21                Subsidiaries of the Registrant

23                Consent of Arthur Andersen LLP