Form 10-Q
period 2001-12-31
UGI CORP /PA/
filed 2002-02-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         At January 31, 2002, there were 27,463,062 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                          PAGES
                                                                                                          -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of December 31, 2001,
                        September 30, 2001 and December 31, 2000                                            1

                   Condensed Consolidated Statements of Income for the three
                        and twelve months ended December 31, 2001 and 2000                                  2

                   Condensed Consolidated Statements of Cash Flows for the
                        three and twelve months ended December 31, 2001 and 2000                            3

                   Notes to Condensed Consolidated Financial Statements                                   4 - 13

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                              14 - 24

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            24 - 26

PART II  OTHER INFORMATION

      Item 6.      Exhibits and Reports on Form 8-K                                                        27

      Signatures                                                                                           28

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                            December 31,  September 30,   December 31,
                                                                               2001           2001           2000
                                                                            ----------     ----------     ----------
ASSETS
Current assets:
     Cash and cash equivalents                                              $    108.7     $     87.5     $    108.6
     Short-term investments, at cost which approximates market value               4.2            3.6            3.9
     Accounts receivable (less allowance for doubtful accounts of
           $16.4, $15.6 and $11.0, respectively)                                 232.1          180.8          353.1
     Accrued utility revenues                                                     27.3           11.1           37.3
     Inventories                                                                 122.2          128.6          121.8
     Deferred income taxes                                                        33.1           25.2            0.5
     Utility regulatory assets                                                    --             --             18.4
     Prepaid expenses and other current assets                                    21.1           22.1           49.9
                                                                            ----------     ----------     ----------
        Total current assets                                                     548.7          458.9          693.5

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $666.4, $645.5 and $598.8, respectively)              1,267.9        1,268.0        1,090.7

Goodwill and excess reorganization value                                         639.9          641.1          665.0
Intangible assets (less accumulated amortization of $7.1, $5.8 and
     $3.9, respectively)                                                          30.0           31.3            7.3
Utility regulatory assets                                                         55.9           56.2           54.6
Other assets                                                                      99.6           94.7           56.0
                                                                            ----------     ----------     ----------
        Total assets                                                        $  2,642.0     $  2,550.2     $  2,567.1
                                                                            ==========     ==========     ==========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
     Current maturities of long-term debt                                   $     98.7     $     98.3     $     85.2
     AmeriGas Propane bank loans                                                   8.0           --             37.0
     UGI Utilities bank loans                                                     82.1           57.8          102.6
     Other bank loans                                                             10.0           10.0           10.1
     Accounts payable                                                            212.3          167.0          297.3
     Other current liabilities                                                   233.2          234.4          180.1
                                                                            ----------     ----------     ----------
        Total current liabilities                                                644.3          567.5          712.3

Long-term debt                                                                 1,157.3        1,196.9        1,053.1
Deferred income taxes                                                            190.3          182.4          172.7
Other noncurrent liabilities                                                      80.2           81.6           83.8

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                          277.5          246.2          237.3

UGI Utilities redeemable preferred stock                                          20.0           20.0           20.0

Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                              395.0          395.0          394.5
     Retained earnings                                                            22.0            9.0           16.2
     Accumulated other comprehensive income (loss)                               (12.7)         (13.5)          18.5
     Unearned compensation - restricted stock                                       --             --           (0.4)
                                                                            ----------     ----------     ----------
                                                                                 404.3          390.5          428.8
     Treasury stock, at cost                                                    (131.9)        (134.9)        (140.9)
                                                                            ----------     ----------     ----------
        Total common stockholders' equity                                        272.4          255.6          287.9
                                                                            ----------     ----------     ----------
        Total liabilities and stockholders' equity                          $  2,642.0     $  2,550.2     $  2,567.1
                                                                            ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                               Three Months Ended              Twelve Months Ended
                                                                  December 31,                     December 31,
                                                          ----------------------------     ---------------------------
                                                             2001              2000            2001            2000
                                                          -----------      -----------     ------------     ----------
Revenues:
     AmeriGas Propane                                     $     371.4      $     432.5     $    1,357.3     $  1,251.6
     UGI Utilities                                              141.5            166.5            559.7          482.2
     International Propane                                       13.7             13.9             50.7           50.5
     Energy Services and other                                   92.8            124.2            382.7          247.9
                                                          -----------      -----------     ------------     ----------
                                                                619.4            737.1          2,350.4        2,032.2
                                                          -----------      -----------     ------------     ----------
Costs and expenses:
     AmeriGas Propane cost of sales                             196.4            264.8            767.6          734.4
     UGI Utilities - gas, fuel and purchased power               87.1            103.3            358.6          263.9
     International Propane cost of sales                          7.0              9.0             26.4           30.6
     Energy Services and other cost of sales                     84.2            116.2            350.2          233.1
     Operating and administrative expenses                      147.5            129.6            535.7          472.9
     Utility taxes other than income taxes                        2.6              2.4              9.4           12.3
     Depreciation and amortization                               23.2             26.0            102.4          100.0
     Provision for exit costs - Hearth USA(TM)                     --               --              8.5             --
     Other income, net                                           (2.4)            (6.4)           (18.9)         (28.3)
                                                          -----------      -----------     ------------     ----------
                                                                545.6            644.9          2,139.9        1,818.9
                                                          -----------      -----------     ------------     ----------

Operating income                                                 73.8             92.2            210.5          213.3
Income (loss) from equity investees                               3.8             (0.2)             2.5           (0.8)
Interest expense                                                (28.2)           (26.4)          (106.6)        (101.1)
Minority interests in AmeriGas Partners                          (9.1)           (16.3)           (16.4)         (14.6)
                                                          -----------      -----------     ------------     ----------
Income before income taxes, subsidiary preferred
     stock dividends and accounting changes                      40.3             49.3             90.0           96.8
Income tax expense                                              (15.8)           (21.8)           (39.4)         (44.5)
Dividends on UGI Utilities Series Preferred Stock                (0.4)            (0.4)            (1.6)          (1.6)
                                                          -----------      -----------     ------------     ----------
Income before accounting changes                                 24.1             27.1             49.0           50.7
Cumulative effect of accounting changes, net                       --              4.5               --            4.5
                                                          -----------      -----------     ------------     ----------
Net income                                                $      24.1      $      31.6     $       49.0     $     55.2
                                                          ===========      ===========     ============     ==========

Earnings per share:
     Basic:
        Income before accounting changes                  $      0.88      $      1.00     $       1.80     $     1.87
        Cumulative effect of accounting changes, net               --             0.17               --           0.16
                                                          -----------      -----------     ------------     ----------
        Net income                                        $      0.88      $      1.17     $       1.80     $     2.03
                                                          ===========      ===========     ============     ==========

     Diluted:
        Income before accounting changes                  $      0.87      $      1.00     $       1.78     $     1.87
        Cumulative effect of accounting changes, net               --             0.16               --           0.16
                                                          -----------      -----------     ------------     ----------
        Net income                                        $      0.87      $      1.16     $       1.78     $     2.03
                                                          ===========      ===========     ============     ==========

Average common shares outstanding:

     Basic                                                     27.401           27.073           27.249         27.153
                                                          ===========      ===========     ============     ==========

     Diluted                                                   27.813           27.185           27.534         27.208
                                                          ===========      ===========     ============     ==========

Dividends declared per share                              $      0.40      $    0.3875     $     1.5875     $    1.525
                                                          ===========      ===========     ============     ==========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                     Three Months Ended       Twelve Months Ended
                                                                        December 31,              December 31,
                                                                   ---------------------     ---------------------
                                                                     2001         2000         2001         2000
                                                                   --------     --------     --------     --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                    $   24.1     $   31.6     $   49.0     $   55.2
     Reconcile to net cash provided by operating activities:
          Depreciation and amortization                                23.2         26.0        102.4        100.0
          Cumulative effect of accounting changes                        --         (4.5)          --         (4.5)
          Minority interests in AmeriGas Partners                       9.1         16.3         16.4         14.6
          Deferred income taxes, net                                   (0.7)         5.6        (11.8)         6.9
          Hearth USA(TM) exit costs                                      --           --          8.5           --
          Other, net                                                   (1.0)        (4.7)        (0.3)        15.6
                                                                   --------     --------     --------     --------
                                                                       54.7         70.3        164.2        187.8
          Net change in:
             Accounts receivable and accrued utility revenues         (70.6)      (218.1)       133.9       (185.1)
             Inventories and prepaid propane purchases                  6.3         (5.9)         8.0        (30.5)
             Deferred fuel costs                                        6.9        (11.7)        28.5        (15.7)
             Accounts payable                                          45.6        140.0        (88.6)       170.5
             Other current assets and liabilities                     (13.5)         9.1          3.2         18.7
                                                                   --------     --------     --------     --------
          Net cash provided (used) by operating activities             29.4        (16.3)       249.2        145.7
                                                                   --------     --------     --------     --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                   (23.4)       (17.7)       (83.7)       (74.5)
     Net proceeds from disposals of assets                              2.8          1.5          5.5          8.4
     Acquisitions of businesses, net of cash acquired                    --         (0.1)      (209.0)       (63.0)
     Investments in joint venture entities                               --         (6.0)       (26.6)        (6.0)
     Short-term investments (increase) decrease                        (0.6)         3.7         (0.1)         0.2
     Other, net                                                         0.1         (3.0)         1.1         (3.9)
                                                                   --------     --------     --------     --------
          Net cash used by investing activities                       (21.1)       (21.6)      (312.8)      (138.8)
                                                                   --------     --------     --------     --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Dividends on Common Stock                                        (11.0)       (10.4)       (53.8)       (41.4)
     Distributions on Partnership public Common Units                 (12.4)       (11.1)       (45.6)       (40.4)
     Issuance of long-term debt                                         0.2         23.7        284.7        176.4
     Repayment of long-term debt                                      (36.9)        (0.9)      (173.0)       (93.7)
     AmeriGas Propane bank loans increase (decrease)                    8.0          7.0        (29.0)       (13.0)
     UGI Utilities bank loans increase (decrease)                      24.3          2.2        (20.5)         0.8
     Other bank loans  increase                                         0.2          1.4          5.0          6.0
     Issuance of AmeriGas Partners Common Units                        37.5         39.8         37.5         39.8
     Proceeds from sale of AmeriGas OLP interest                         --           --         50.0           --
     Issuance of Common Stock                                           3.0          0.8          9.8          3.1
     Repurchases of Common Stock                                         --           --         (1.0)        (7.2)
                                                                   --------     --------     --------     --------
          Net cash provided by financing activities                    12.9         52.5         64.1         30.4
                                                                   --------     --------     --------     --------
     EFFECT OF EXCHANGE RATE CHANGES ON CASH                             --          0.1         (0.4)          --
                                                                   --------     --------     --------     --------

Cash and cash equivalents increase                                 $   21.2     $   14.7     $    0.1     $   37.3
                                                                   ========     ========     ========     ========

Cash and cash equivalents:
     End of period                                                 $  108.7     $  108.6     $  108.7     $  108.6
     Beginning of period                                               87.5         93.9        108.6         71.3
                                                                   --------     --------     --------     --------
       Increase                                                    $   21.2     $   14.7     $    0.1     $   37.3
                                                                   ========     ========     ========     ========

During the twelve months ended December 31, 2001 and 2000, UGI Utilities, Inc. paid cash dividends to UGI of $36.4 and $33.9, respectively. During the twelve months ended December 31, 2001 and 2000, AmeriGas, Inc. paid cash dividends to UGI of $36.1 and $54.7, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $53.8 and $41.4, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


1.       BASIS OF PRESENTATION

         UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric utility, propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and joint-venture affiliates, UGI also distributes propane in Austria, the Czech Republic, Slovakia, France and China. Our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electricity distribution and electricity generation business (collectively referred to as "Electric Utility") in northeastern Pennsylvania. We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane."

         At December 31, 2001, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane," a predecessor company of AmeriGas OLP) collectively held a 1% general partner interest and a 49.7% limited partner interest in AmeriGas Partners, and effective 51.2% and 51.1% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 14,633,932 Common Units and 9,891,072 Subordinated Units. The remaining 49.3% interest in AmeriGas Partners comprises 24,320,354 publicly held Common Units representing limited partner interests.

         Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business primarily in the Middle Atlantic region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation and air-conditioning service business in the Middle Atlantic states ("HVAC"); and (3) participates in propane joint-venture businesses in France and China.

         Our condensed consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries, together referred to as "we" or "the Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public unitholders' interest in the Partnership's results of operations and net assets as minority interest in the condensed consolidated statements of income and balance sheets.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         We have reclassified certain prior-period balances to conform with the current period presentation.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2001 ("Company's 2001 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Shares used in the diluted earnings per share calculation reflect incremental shares issuable for stock options and awards.

         Comprehensive income was $24.9 million and $50.1 million for the three months ended December 31, 2001 and 2000, respectively. Other comprehensive income of $0.8 million in the three months ended December 31, 2001 is principally the result of changes in the fair value of derivative instruments net of reclassifications to net income. Other comprehensive income of $18.5 million in the three months ended December 31, 2000 consisted primarily of transition adjustments relating to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), totaling $7.1 million, and income associated with changes in the fair value of derivative instruments, net of reclassifications to net income.

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

         The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2001 Annual Report and those described in Note 3 below. We evaluate our AmeriGas Propane and International Propane segments' performance principally based on their earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"). Although we use EBITDA to evaluate these segments' performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. We evaluate the performance of Gas Utility, Electric Utility, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)

Three Months Ended December 31, 2001:

                                                                                                                           Corporate
                                                                 AmeriGas       Gas     Electric  Energy    International    and
                                            Total       Elims.    Propane     Utility    Utility  Services     Propane     Other (a)
                                          ----------   -------  ----------   --------   --------  --------  -------------  --------
Revenues                                  $    619.4   $  (0.5) $    371.4   $  121.3   $   20.2  $  83.7   $       13.7   $    9.6
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment profit:
    EBITDA                                $     97.0   $  (0.1) $     58.0   $   29.8   $    3.5  $   2.4   $        2.5   $    0.9
    Depreciation and amortization              (23.2)       --       (16.3)      (4.9)      (0.8)    (0.2)          (0.7)      (0.3)
                                          ----------   -------  ----------   --------   --------  --------  -------------  --------
    Operating income                            73.8      (0.1)       41.7       24.9        2.7      2.2            1.8        0.6
    Income from equity investees                 3.8        --         0.3         --         --       --            3.5         --
    Interest expense                           (28.2)      0.1       (22.7)      (3.6)      (0.6)      --           (1.2)      (0.2)
    Minority interests                          (9.1)       --        (9.1)        --         --       --             --         --
                                          ----------   -------  ----------   --------   --------  --------  -------------  --------
    Income before income taxes,
      subsidiary preferred stock
      dividends, and accounting changes   $     40.3   $    --  $     10.2   $   21.3   $    2.1  $   2.2   $        4.1   $    0.4
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment assets (at period end)            $  2,642.0   $ (30.5) $  1,543.0   $  713.4   $  106.3  $  59.1   $      145.1   $  105.6
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Investments in equity  investees          $     47.3   $    --  $      3.4   $     --   $   10.4  $    --   $       33.5   $     --
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Goodwill and excess reorganization value  $    639.9   $    --  $    589.0   $     --   $     --  $    --   $       47.4   $    3.5
                                          ==========   =======  ==========   ========   ========  ========  =============  ========


Three Months Ended December 31, 2000:

                                                                                                                           Corporate
                                                                 AmeriGas      Gas      Electric  Energy    International    and
                                            Total       Elims.   Propane     Utility    Utility   Services     Propane     Other (a)
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
Revenues                                  $    737.1   $  (0.7) $    432.5   $  146.0   $   20.5  $ 111.5   $       13.9   $   13.4
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment profit (loss):
    EBITDA                                $    118.2      (0.2) $     75.3   $   35.5   $    3.8  $   1.6   $        0.5   $    1.7
    Depreciation and amortization              (26.0)       --       (18.5)      (4.9)      (1.0)    (0.1)          (1.1)      (0.4)
                                          ----------   -------  ----------   --------   --------  --------  -------------  --------
    Operating income (loss)                     92.2      (0.2)       56.8       30.6        2.8      1.5           (0.6)       1.3
    Loss from equity investees                  (0.2)       --          --         --         --       --           (0.2)        --
    Interest expense                           (26.4)      0.2       (20.0)      (4.4)      (0.7)      --           (1.2)      (0.3)
    Minority interests                         (16.3)       --       (16.3)        --         --       --             --         --
                                          ----------   -------  ----------   --------   --------  --------  -------------  --------
    Income (loss) before income taxes,
      subsidiary preferred stock
      dividends, and accounting changes   $     49.3   $    --  $     20.5   $   26.2   $    2.1  $   1.5   $       (2.0)  $    1.0
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment assets (at period end)            $  2,567.1   $ (22.6) $  1,439.8   $  719.7   $  102.5  $  82.0   $      125.7   $  120.0
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Investments in equity  investees          $     16.0   $    --  $       --   $     --   $   10.4  $    --   $        5.6   $     --
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Goodwill and excess reorganization value  $    665.0   $    --  $    610.0   $     --   $     --  $   0.6   $       50.4   $    4.0
                                          ==========   =======  ==========   ========   ========  ========  =============  ========


(a) Principally comprises UGI, UGI Enterprises' HVAC and Hearth USA(TM) operations, and UGI Enterprises' corporate and general expenses. Hearth USA(TM) ceased operations in October 2001.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)



2.      SEGMENT INFORMATION (CONTINUED)

Twelve Months Ended December 31, 2001:

                                                                                                                           Corporate
                                                                 AmeriGas      Gas      Electric  Energy    International     and
                                            Total       Elims.   Propane     Utility    Utility   Services     Propane       Other
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
Revenues                                  $  2,350.4   $  (2.6) $  1,357.3   $  476.1   $   83.6  $ 342.9   $       50.7   $   42.4
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment profit (loss):
    EBITDA                                $    312.9   $  (1.0) $    192.0   $  102.3   $   14.0  $   8.4   $        7.0   $   (9.8)
    Depreciation and amortization             (102.4)       --       (73.3)     (20.2)      (3.4)    (0.4)          (3.9)      (1.2)
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
    Operating income (loss)                    210.5      (1.0)      118.7       82.1       10.6      8.0            3.1      (11.0)
    Income (loss) from equity investees          2.5        --         0.3         --         --       --            2.3       (0.1)
    Interest expense                          (106.6)      1.0       (83.0)     (15.5)      (2.6)    (0.4)          (4.9)      (1.2)
    Minority interests                         (16.4)       --       (16.4)        --         --       --             --         --
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
    Income (loss) before income taxes,
      subsidiary preferred stock
      dividends, and accounting changes   $     90.0   $    --  $     19.6   $   66.6   $    8.0  $   7.6   $        0.5   $  (12.3)
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment assets (at period end)            $  2,642.0   $ (30.5) $  1,543.0   $  713.4   $  106.3  $  59.1   $      145.1   $  105.6
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Investments in equity investees           $     47.3   $    --  $      3.4   $     --   $   10.4  $    --   $       33.5   $     --
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Goodwill and excess reorganization value  $    639.9   $    --  $    589.0   $     --   $     --  $    --   $       47.4   $    3.5
                                          ==========   =======  ==========   ========   ========  ========  =============  ========


Twelve Months Ended December 31, 2000:

                                                                                                                           Corporate
                                                                 AmeriGas      Gas      Electric  Energy    International     and
                                            Total       Elims.   Propane     Utility    Utility   Services     Propane       Other
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
Revenues                                  $  2,032.2   $  (3.0) $  1,251.6   $  403.0   $   79.2  $ 228.6   $       50.5   $   22.3
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment profit (loss):
    EBITDA                                $    313.3   $  (0.2) $    179.7   $  108.1   $   16.6  $   3.8   $        2.4   $    2.9
    Depreciation and amortization             (100.0)       --       (70.4)     (19.1)      (4.7)    (0.2)          (4.6)      (1.0)
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
    Operating income (loss)                    213.3      (0.2)      109.3       89.0       11.9      3.6           (2.2)       1.9
    Loss from equity investees                  (0.8)       --          --         --         --       --           (0.8)        --
    Interest expense                          (101.1)      0.2       (76.7)     (16.4)      (2.4)      --           (5.1)      (0.7)
    Minority interest                          (14.6)       --       (14.6)        --         --       --             --         --
                                          ----------   -------  ----------   --------   --------  --------  -------------  ---------
    Income (loss) before income taxes,
      subsidiary preferred stock
      dividends, and accounting changes   $     96.8   $    --  $     18.0   $   72.6   $    9.5  $   3.6   $       (8.1)  $    1.2
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Segment assets (at period end)            $  2,567.1   $ (22.6) $  1,439.8   $  719.7   $  102.5  $  82.0   $      125.7   $  120.0
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Investments in equity  investees          $     16.0   $    --  $       --   $     --   $   10.4  $    --   $        5.6   $     --
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

Goodwill and excess reorganization value  $    665.0   $    --  $    610.0   $     --   $     --  $   0.6   $       50.4   $    4.0
                                          ==========   =======  ==========   ========   ========  ========  =============  ========

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.       ADOPTION OF SFAS NO. 142

         Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill, including excess reorganization value, and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. In accordance with the provisions of SFAS 142, we ceased the amortization of goodwill and excess reorganization value effective October 1, 2001.

         The Company's intangible assets comprise the following:

                                               December 31, 2001                   September 30, 2001
         -----------------------------------------------------------------------------------------------------
                                               Gross         Accumulated           Gross           Accumulated
                                          Carrying Amount    Amortization     Carrying Amount     Amortization
         -----------------------------------------------------------------------------------------------------
         Subject to amortization:
              Customer relationships,
                   noncompete agreements
                   and other                  $ 37.1          $ (7.1)             $ 37.1           $ (5.8)

         Not subject to amortization:
              Goodwill (a)                    $ 546.6                             $ 547.8
              Excess reorganization value        93.3                                93.3
         -----------------------------------------------------------------------------------------------------
                                              $ 639.9                             $ 641.1
         -----------------------------------------------------------------------------------------------------

         (a) The change in the carrying amount of goodwill from September 30, 2001 to December 31, 2001 is the result of foreign currency translation.

         Amortization expense of intangible assets for the three months ended December 31, 2001 was $1.3 million. Amortization expense of intangible assets for the three months ended December 31, 2000, including amortization of goodwill and excess reorganization value prior to the adoption of SFAS 142, was $6.8 million. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2002 - $4.0 million; Fiscal 2003 - $3.6 million; Fiscal 2004 - $3.5 million; Fiscal 2005 - $3.1 million; Fiscal 2006 - $2.6 million.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         The following tables provide reconciliations of reported and adjusted net income and diluted earnings per share as if SFAS 142 had been adopted as of October 1, 2000. Basic earnings per share is not materially different from diluted earnings per share and, therefore, is not presented:


                                                                                               Three Months Ended
                                                                                                   December 31,
         ------------------------------------------------------------------------------------------------------------
                                                                                              2001             2000
         ------------------------------------------------------------------------------------------------------------
         NET INCOME:

         Reported income before accounting changes                                           $ 24.1           $ 27.1
         Add back goodwill and excess reorganization value amortization                           -              6.4
         Adjust minority interest in AmeriGas Partners                                            -             (2.6)
         Adjust income tax expense                                                                -              0.8
         ------------------------------------------------------------------------------------------------------------
         Adjusted income before accounting changes                                             24.1             31.7
         Cumulative effect of accounting changes                                                  -              4.5
         ------------------------------------------------------------------------------------------------------------
         Adjusted net income                                                                 $ 24.1           $ 36.2
         ------------------------------------------------------------------------------------------------------------

         DILUTED EARNINGS PER SHARE:

         Reported income before accounting changes                                           $ 0.87           $ 1.00
         Add back goodwill and excess reorganization value amortization                           -             0.24
         Adjust minority interest in AmeriGas Partners                                            -            (0.10)
         Adjust income tax expense                                                                -             0.03
         ------------------------------------------------------------------------------------------------------------
         Adjusted income before accounting changes                                             0.87             1.17
         Cumulative effect of accounting changes                                                  -             0.16
         ------------------------------------------------------------------------------------------------------------
         Adjusted net income                                                                 $ 0.87           $ 1.33
         ------------------------------------------------------------------------------------------------------------


         In accordance with the provisions of SFAS 142, we are required to perform transitional goodwill impairment tests for each of our reporting units within six months of the date of adoption. Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill might be impaired. In connection with these goodwill impairment tests, SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of our reporting units that have goodwill. To the extent the carrying amount of the reporting unit exceeds its fair value, we will then perform the second step of the transitional impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. A transitional impairment loss, if any, equal to the excess of the carrying value of goodwill over its implied fair value will be recorded as the cumulative effect of a change in accounting principle in the quarter of adoption.

         We have completed the transitional impairment test with respect to the Partnership and have determined that, based upon the Partnership's fair value, its goodwill and excess reorganization value was not impaired as of October 1, 2001. We will complete the transitional impairment tests with respect to our other reporting units which have goodwill, principally FLAGA, by March 31, 2002.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


4.       CHANGES IN ACCOUNTING

         Effective October 1, 2000, the Partnership (1) applied the provisions of SEC Staff Accounting Bulletin No. 101 entitled "Revenue Recognition" ("SAB 101") with respect to its nonrefundable tank fees and (2) changed its method of accounting for costs to install Partnership-owned tanks at customer locations. These accounting changes are further described below.

         Tank Fee Revenue Recognition. In order to comply with the provisions of SAB 101, effective October 1, 2000, the Partnership changed its method of accounting for annually billed nonrefundable tank fees. Prior to the change, nonrefundable tank fees for installed Partnership-owned tanks were recorded as revenue when billed. Under the new accounting method, revenues from such fees are recorded on a straight-line basis over one year. As a result of the new accounting method, on October 1, 2000, we recorded an after-tax charge of $2.1 million representing the cumulative effect of the change in accounting method on prior years. The change in accounting method for nonrefundable tank fees did not have a material impact on reported revenues for the periods presented.

         Accounting for Tank Installation Costs. Effective October 1, 2000, the Partnership changed its method of accounting for tank installation costs which are not billed to customers. Prior to the change in accounting method, all such costs to install Partnership-owned tanks at a customer location were expensed as incurred. Under the new accounting method, all such costs, net of amounts billed to customers, are capitalized and amortized over the estimated period of benefit not exceeding ten years. The Partnership believes that the new accounting method better matches the costs of installing Partnership-owned tanks with the periods benefited. As a result of this change in accounting, we recorded after-tax income of $6.9 million representing the cumulative effect of the change in accounting method on prior years.

         Cumulative Effect of Accounting Changes and Pro Forma Disclosure. The cumulative effect impact of these accounting changes reflected on the Condensed Consolidated Statements of Income for the three months ended December 31, 2000 and the related diluted per share amounts, as well as the cumulative effect impact resulting from the adoption of SFAS 133, comprise the following:

-----------------------------------------------------------------------------------------------------------
                                                 Income Tax                                       Diluted
                            Pre-Tax Income        (Expense)                After-Tax           Earnings (Loss)
                               (Loss)              Benefit               Income (Loss)            Per Share
-----------------------------------------------------------------------------------------------------------
Tank fees                      $ (3.5)               $ 1.4                  $ (2.1)                $ (0.08)
Tank installation costs          11.3                 (4.4)                    6.9                    0.25
SFAS 133                         (0.4)                 0.1                    (0.3)                  (0.01)
-----------------------------------------------------------------------------------------------------------
Total                           $ 7.4               $ (2.9)                  $ 4.5                  $ 0.16
-----------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         Pro forma net income and net income per diluted share for the twelve months ended December 31, 2000 adjusted to reflect the full-year impact of the changes in accounting for tank installation costs and tank fees is not materially different than reported amounts.

5.       ACQUISITION OF COLUMBIA PROPANE


         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group ("Columbia Propane Businesses") in a series of equity and asset purchases pursuant to the terms of the Purchase Agreement dated January 30, 2001 and Amended and Restated August 7, 2001 ("Columbia Purchase Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH"), AmeriGas Partners, AmeriGas OLP, and the General Partner. The acquired businesses comprised the seventh largest retail marketer of propane in the United States with annual sales of over 300 million gallons from locations in 29 states. The acquired businesses were principally conducted through Columbia Propane and its approximate 99% owned subsidiary, CPLP (referred to after the acquisition as "Eagle OLP"). AmeriGas OLP acquired substantially all of the assets of Columbia Propane, including an indirect 1% general partner interest and an approximate 99% limited partnership interest in Eagle OLP.

         The purchase price of the Columbia Propane Businesses consisted of $201.8 million in cash. In addition, AmeriGas OLP agreed to pay CEG for the amount of working capital, as defined, in excess of $23 million. The Columbia Purchase Agreement also provided for the purchase by CEG of limited partnership interests in AmeriGas OLP valued at $50 million for $50 million in cash, which interests were exchanged for 2,356,953 Common Units of AmeriGas Partners having an estimated fair value of $54.4 million. Concurrently with the acquisition, AmeriGas Partners issued $200 million of 8.875% Senior Notes due 2011, the net proceeds of which were contributed to AmeriGas OLP to finance the acquisition of the Columbia Propane Businesses, to fund related fees and expenses, and to repay debt outstanding under AmeriGas OLP's Bank Credit Agreement.

         The purchase price of the Columbia Propane Businesses has been preliminarily allocated to the assets acquired and liabilities assumed as follows:


         ------------------------------------------------------------------------------------------
         Working capital                                                                     $ 23.2
         Property, plant and equipment                                                        181.4
         Customer relationships and noncompete agreements
              (estimated useful life of 15 and 5 years, respectively)                          21.0
         Other assets and liabilities                                                          (1.0)
         ------------------------------------------------------------------------------------------
         Total                                                                              $ 224.6
         ------------------------------------------------------------------------------------------


         The Partnership is currently in the process of completing the review and determination of the fair value of the Columbia Propane Businesses' assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         Accordingly, the allocation of the purchase price is subject to revision. The operating results of the Columbia Propane Businesses are included in our consolidated results from August 21, 2001.

         The following table presents unaudited pro forma income statement and diluted per share data for the three months ended December 31, 2000 as if the acquisition of the Columbia Propane Businesses had occurred as of October 1, 2000:

                                                         Three Months Ended
                                                          December 31, 2000
             --------------------------------------------------------------
             Revenues                                          $ 863.9
             Income before accounting changes                     30.5
             Net income                                           35.0
             Diluted earnings per share:
                  Income before accounting changes              $ 1.12
                  Net income                                    $ 1.29
             --------------------------------------------------------------


         The pro forma results of operations reflect the Columbia Propane Businesses' historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing impact. They are not adjusted for, among other things, the impact of normal weather conditions, operating synergies and anticipated cost savings. In our opinion, the unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition of the Columbia Propane Businesses occurred as of the beginning of the years presented or of future operating results under our management.

6.       ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

         On November 30, 2001, Energy Services entered into a three-year receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC") which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in these receivables for up to $50 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. In accordance with a servicing arrangement, Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

         At December 31, 2001, $9 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheet. The loss on the sale, which is included in other

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         income, net, was not material. The cash proceeds from the Receivables Facility, which are used by Energy Services for working capital purposes, are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

7.       COMMITMENTS AND CONTINGENCIES

         There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2001 Annual Report.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS



The following analyses compare our results of operations for (1) the three months ended December 31, 2001 ("2001 three-month period") with the three months ended December 31, 2000 ("2000 three-month period") and (2) the twelve months ended December 31, 2001 ("2001 twelve-month period") with the twelve months ended December 31, 2000 ("2000 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2001 THREE-MONTH PERIOD COMPARED WITH 2000 THREE-MONTH PERIOD

----------------------------------------------------------------------------------------------------------------
                                                                                                 Increase
Three Months Ended December 31,                                     2001          2000          (Decrease)
----------------------------------------------------------------------------------------------------------------
 (Millions of dollars)
AMERIGAS PROPANE:
     Revenues                                                     $  371.4     $  432.5     $ (61.1)     (14.1)%
     Total margin                                                 $  175.0     $  167.7     $   7.3        4.4 %
     EBITDA (a)                                                   $   58.0     $   75.3     $ (17.3)     (23.0)%
     Operating income                                             $   41.7     $   56.8     $ (15.1)     (26.6)%
     Retail gallons sold (millions)                                  265.6        257.0         8.6        3.3 %
     Degree days - % (warmer) colder than normal (b)                 (15.3)        13.4          --         --

GAS UTILITY:
     Revenues                                                     $  121.3     $  146.0     $ (24.7)     (16.9)%
     Total margin                                                 $   46.0     $   53.6     $  (7.6)     (14.2)%
     EBITDA (a)                                                   $   29.8     $   35.5     $  (5.7)     (16.1)%
     Operating income                                             $   24.9     $   30.6     $  (5.7)     (18.6)%
     System throughput - billions of cubic feet ("bcf")               19.4         24.2        (4.8)     (19.8)%
     Degree days - % (warmer) colder than normal                     (19.2)        10.0          --         --

ELECTRIC UTILITY:
     Revenues                                                     $   20.2     $   20.5     $  (0.3)      (1.5)%
     Total margin (c)                                             $    7.5     $    8.7     $  (1.2)     (13.8)%
     EBITDA (a)                                                   $    3.5     $    3.8     $  (0.3)      (7.9)%
     Operating income                                             $    2.7     $    2.8     $  (0.1)      (3.6)%
     Distribution sales - millions of kilowatt hours ("gwh")         227.9        241.8       (13.9)      (5.7)%

ENERGY SERVICES:
     Revenues                                                     $   83.7     $  111.5     $ (27.8)     (24.9)%
     Total margin                                                 $    4.6     $    2.5     $   2.1       84.0 %
     EBITDA (a)                                                   $    2.4     $    1.6     $   0.8       50.0 %
     Operating income                                             $    2.2     $    1.5     $   0.7       46.7 %

INTERNATIONAL PROPANE:
     Revenues                                                     $   13.7     $   13.9     $  (0.2)      (1.4)%
     Total margin                                                 $    6.7     $    4.9     $   1.8       36.7 %
     EBITDA                                                       $    2.5     $    0.5     $   2.0      400.0 %
     Operating  income (loss)                                     $    1.8     $   (0.6)    $   2.4      400.0 %
     Income (loss) from equity investees                          $    3.5     $   (0.2)    $   3.7        N.M.
----------------------------------------------------------------------------------------------------------------

N.M. - Not Meaningful.

(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States.

(b) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

(c) Electric Utility's total margin represents revenues less cost of sales and revenue-related taxes, i.e. gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than incomes taxes" on the Condensed Consolidated Statements of Income.

                        UGI CORPORATION AND SUBSIDIARIES


AMERIGAS PROPANE. Temperatures based upon national heating degree days were 15.3% warmer than normal in the 2001 three-month period compared to weather that was 13.4% colder than normal in the 2000 three-month period. According to the National Climatic Data Center, U.S. weather in the 2001 three-month period was the second warmest in the last 107 years. Although the significantly warmer weather adversely affected our heating-related sales volumes, retail gallons sold increased 8.6 million gallons (3.3%) as a result of the August 21, 2001 acquisition of Columbia Propane. Additionally, sales to commercial, industrial and motor fuel customers were negatively impacted by the weaker U.S. economy in the 2001 three-month period.

Retail propane revenues decreased $38.9 million to $298.8 million reflecting (1) a $50.2 million decrease as a result of lower average selling prices partially offset by an $11.3 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $27.3 million reflecting (1) a $22.9 million decrease resulting from lower average selling prices and (2) a $4.4 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs in the 2001 three-month period. The average wholesale price of propane at Mont Belvieu in the 2001 three-month period was approximately 35 cents per gallon compared to 65 cents per gallon in the prior-year period. Other revenues increased $5.1 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $68.4 million reflecting the lower average propane product costs.

Total margin increased $7.3 million reflecting the impact of the higher retail propane gallons sold and greater margin from ancillary sales and service income as a result of the Columbia Propane acquisition. The Partnership was able to attain comparable average retail propane unit margins in the 2001 three-month period.

EBITDA decreased $17.3 million (23.0%) in the 2001 three-month period as the increase in total margin was more than offset by (1) a $22.1 million increase in Partnership operating and administrative expenses and (2) a $2.1 million decrease in other income. The increase in operating expenses in the current year includes expenses of Columbia Propane's operations partially offset by lower volume-driven costs including (1) distribution costs; (2) employee-related costs including lower overtime and incentive compensation costs; and (3) uncollectible accounts expense. Operating income decreased less than the decrease in EBITDA principally due to the elimination of goodwill amortization resulting from the adoption of SFAS 142 on October 1, 2001, partially offset by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year three-month period includes $5.9 million of goodwill and excess reorganization value amortization. Other loss in the 2001 three-month period includes a loss of $0.8 million from the early redemption of $15 million of AmeriGas Partners Senior Notes and a decline of $2.1 million in the value of propane call option contracts.

GAS UTILITY. Weather in Gas Utility's service territory during the 2001 three-month period was 19.2% warmer than normal compared to weather that was 10.0% colder than normal in the prior-year period. In particular, the key heating-season months of November and December 2001 were among the warmest on record. The warmer weather and to a lesser extent the general economic recession resulted in a significant reduction in sales to firm- residential, commercial and industrial ("core market") customers and lower firm and interruptible delivery service volumes.

The decrease in Gas Utility revenues in the 2001 three-month period is primarily a result of the lower

                        UGI CORPORATION AND SUBSIDIARIES


core market sales and, to a lesser extent, the lower firm and interruptible delivery service volumes. Gas Utility cost of gas was $75.3 million in the 2001 three-month period compared to $92.4 million in the prior-year period also a result of the decline in core-market sales.

The decrease in Gas Utility total margin reflects (1) a $4.6 million decrease in core market margin resulting from the lower sales; (2) the impact of the lower firm delivery service volumes; and (3) lower margin contribution from interruptible customers. In accordance with Gas Utility's Restructuring order entered on June 29, 2000 pursuant to Pennsylvania's Gas Competition Act, beginning December 1, 2001 Gas Utility is required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 1, 2001, Gas Utility's margin is more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

Gas Utility EBITDA and operating income each decreased $5.7 million reflecting the previously mentioned decline in total margin partially offset by lower operating and administrative expenses. The decrease in operating and administrative expenses principally resulted from lower charges for uncollectible accounts and lower distribution system expenses.

ELECTRIC UTILITY. The decrease in kilowatt-hour sales in the 2001 three-month period reflects the impact of weather that was 29% warmer than in the prior-year period. Electric Utility revenues declined reflecting the decline in distribution system sales partially offset by higher wholesale sales. Notwithstanding the decrease in sales, Electric Utility cost of sales was $11.9 million in the 2001 three-month period, an increase of $1.0 million from the prior-year period, reflecting higher per-unit purchased power costs and the impact on cost of sales resulting from the formation of Hunlock Creek Energy Ventures, our joint-venture electricity generation business formed December 8, 2000. The formation of Energy Ventures results in lower power production and depreciation expenses but higher costs of sales because Electric Utility must purchase a greater percentage of its electricity needs from others, including Energy Ventures.

Total Electric Utility margin declined $1.2 million as a result of the higher purchased power costs and the lower sales. EBITDA and operating income decreased $0.3 million and $0.1 million, respectively, reflecting the lower total margin offset by lower power production expenses and, with respect to operating income, lower depreciation expense subsequent to the formation of Energy Ventures.

ENERGY SERVICES. Revenues from Energy Services declined $27.8 million, notwithstanding acquisition-related volume growth, as a result of lower natural gas prices and the volume impact of warmer 2001 three-month period weather. The volume increases resulted primarily from the July 2001 acquisition of the energy marketing businesses of PG Energy Services, Inc. Total margin, EBITDA and operating income were higher in the 2001 three-month period reflecting the greater acquisition-driven sales volumes and higher average unit margins.

INTERNATIONAL PROPANE. FLAGA's results in the 2001 three-month period benefited from weather that was approximately normal compared to weather that was 19% warmer than normal in the prior-year period. The higher sales in the period, in addition to higher average unit margins, resulted in a $1.8 million increase in total margin. The increase in operating income principally reflects the greater

                        UGI CORPORATION AND SUBSIDIARIES


total margin and a $0.4 million decrease in amortization expense resulting from the adoption of SFAS 142 on October 1, 2001. Income from international propane equity investees in the three-month period principally includes income from our investments in Antargaz. Antargaz results in the 2001 three-month period benefited from colder than normal weather and higher than normal unit margins resulting from lower propane product costs.

CORPORATE & OTHER. Corporate & Other operating income in the 2001 three-month period declined $0.7 million principally reflecting lower interest income. Operating income in the prior-year period included operating losses from Hearth USA(TM) which ceased operations in October 2001.

INTEREST EXPENSE AND INCOME TAXES. The increase in interest expense principally reflects higher Partnership long-term debt outstanding partially offset by lower levels of UGI Utilities and Partnership bank loans outstanding and lower short-term interest rates. The lower effective income tax rate in the 2001 three-month period is primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS 142 and, to a lesser extent, the impact of equity income from Antargaz.

                        UGI CORPORATION AND SUBSIDIARIES


2001 TWELVE-MONTH PERIOD COMPARED WITH 2000 TWELVE-MONTH PERIOD

                                                                                    Increase
Twelve Months Ended December 31,                   2001           2000             (Decrease)
---------------------------------------------------------------------------------------------------
   (Millions of dollars)
AMERIGAS PROPANE:
     Revenues                                   $  1,357.3     $  1,251.6     $  105.7         8.4%
     Total margin                               $    589.7     $    517.2     $   72.5        14.0%
     EBITDA                                     $    192.0     $    179.7     $   12.3         6.8%
     Operating income                           $    118.7     $    109.3     $    9.4         8.6%
     Retail gallons sold (millions)                  829.4          794.5         34.9         4.4%
     Degree days - % (warmer) than normal             (7.4)          (3.7)          --          --

GAS UTILITY:
     Revenues                                   $    476.1     $    403.0     $   73.1        18.1 %
     Total margin                               $    170.4     $    176.5     $   (6.1)       (3.5)%
     EBITDA                                     $    102.3     $    108.1     $   (5.8)       (5.4)%
     Operating income                           $     82.1     $     89.0     $   (6.9)       (7.8)%
     System throughput - bcf                          72.5           81.9         (9.4)      (11.5)%
     Degree days - %  (warmer) than normal            (8.5)          (2.0)          --          --

ELECTRIC UTILITY:
     Revenues                                   $     83.6     $     79.2     $    4.4         5.6 %
     Total margin                               $     27.5     $     38.2     $  (10.7)      (28.0)%
     EBITDA                                     $     14.0     $     16.6     $   (2.6)      (15.7)%
     Operating income                           $     10.6     $     11.9     $   (1.3)      (10.9)%
     Distribution sales - gwh                        931.6          923.5          8.1         0.9 %

ENERGY SERVICES:
     Revenues                                   $    342.9     $    228.6     $  114.3        50.0%
     Total margin                               $     15.6     $      7.2     $    8.4       116.7%
     EBITDA                                     $      8.4     $      3.8     $    4.6       121.1%
     Operating income                           $      8.0     $      3.6     $    4.4       122.2%

INTERNATIONAL PROPANE:
     Revenues                                   $     50.7     $     50.5     $    0.2         0.4%
     Total margin                               $     24.3     $     19.9     $    4.4        22.1%
     EBITDA                                     $      7.0     $      2.4     $    4.6       191.7%
     Operating income (loss)                    $      3.1     $     (2.2)    $    5.3       240.9%
     Income (loss) from equity investees        $      2.3     $     (0.8)    $    3.1         N.M.
---------------------------------------------------------------------------------------------------

AMERIGAS PROPANE. Temperatures based upon heating degree days were 7.4% warmer than normal during the 2001 twelve-month period compared to weather that was 3.7% warmer than normal in the 2000 twelve-month period. Retail propane gallons sold increased 34.9 million gallons (4.4%) due to the Columbia Propane acquisition partially offset by the impact of the warmer 2001 twelve-month period weather and the slowing economy.

Total retail propane revenues increased $102.0 million reflecting (1) a $59.5 million increase as a result of higher average selling prices and (2) a $42.5 million increase as a result of the higher retail volumes sold. The $3.7 million decrease in wholesale revenues reflects (1) a $2.2 million decrease as a result of lower volumes sold and (2) a $1.5 million decrease as a result of lower average wholesale

                        UGI CORPORATION AND SUBSIDIARIES


selling prices. Nonpropane revenues increased $7.5 million to $100.5 million as a result of the Columbia Propane acquisition. Cost of sales increased as a result of the greater retail volumes sold and, to a lesser extent, higher average propane product costs. Propane product costs were significantly higher during the 2001 winter heating season, declining during the second half of the 2001 twelve-month period.

Total margin increased $72.5 million due to higher average retail unit margins and greater retail volumes sold. Unit margins, particularly during the second quarter of fiscal 2001, benefited from gains on derivative hedge instruments and favorably priced supply arrangements.

EBITDA increased $12.3 million in the 2001 twelve-month period as the increase in total margin was reduced by a $55.1 million increase in the Partnership's operating and administrative expenses and lower other income. The increase in operating and administrative expenses is due in large part to (1) the impact of acquisitions, principally Columbia Propane, and growth-related expenses associated with PPX(R); (2) higher distribution expenses including higher vehicle fuel and maintenance expense; and (3) higher overtime and incentive compensation costs. Operating income increased $9.4 million as the increase in EBITDA was reduced primarily by greater depreciation expense associated with Columbia Propane.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 8.5% warmer than normal in the 2001 twelve-month period compared to weather that was 2.0% warmer than normal in the prior year twelve-month period. Total system throughput declined 11.5% reflecting the effects of the warmer weather, price-induced customer conservation, and the effects of the general recession on commercial and industrial customers. In addition, higher natural gas prices relative to oil prices during the winter of 2001 prompted fuel switching by many of our interruptible customers who have the ability to switch to alternative fuels.

The increase in Gas Utility revenues in the 2001 twelve-month period is primarily a result of higher average purchased gas cost ("PGC") rates primarily during the 2001 winter heating season offset partially by the effect of the decline in throughput. Natural gas costs at the end of the 2001 twelve-month period were significantly lower than they were at the beginning of the period. Gas Utility cost of gas was $305.7 million in the 2001 twelve-month period compared to $226.6 million in the 2000 twelve-month period reflecting the higher average purchased gas costs during the 2001 winter heating season.

Gas Utility total margin declined $6.1 million principally reflecting lower margin from interruptible and firm delivery service customers reflecting lower 2001 twelve-month period throughput to these customers and lower average interruptible unit margins due to the decline in the spread between oil and natural gas prices.

Gas Utility EBITDA and operating income declined $5.8 million and $6.9 million, respectively, reflecting the net effects of the decrease in total margin, slightly higher operating expenses and higher pension income. The increase in operating expenses includes, among other things, greater required allowances for uncollectible accounts and lower income from environmental insurance litigation settlements partially offset by lower distribution system maintenance expense. Depreciation expense increased $1.0 million reflecting greater depreciation associated with distribution system capital expenditures.

                        UGI CORPORATION AND SUBSIDIARIES


ELECTRIC UTILITY. Distribution system sales in the 2001 twelve-month period increased slightly from the prior year. Revenues were higher as a result of wholesale sales generated by Energy Ventures and, to a lesser extent, the greater distribution system sales. Cost of sales totaled $52.8 million in the 2001 twelve-month period compared to $37.4 million in the prior year reflecting the impact on cost of sales resulting from the formation of Energy Ventures, higher per-unit purchased power costs, and the higher 2001 sales.

Electric Utility total margin decreased $10.7 million as a result of the higher purchased power costs. EBITDA and operating income declined less than the decrease in total margin reflecting lower power production expenses resulting from the formation of Energy Ventures and lower utility realty taxes. Depreciation expense decreased $1.2 million reflecting the impact of the formation of Energy Ventures.

ENERGY SERVICES. Revenue from Energy Services increased significantly reflecting higher natural gas prices principally during the winter of 2001 and acquisition-related volume growth. Total margin, EBITDA and operating income were also higher reflecting the acquisition-driven increase in total margin.

INTERNATIONAL PROPANE. The increase in EBITDA and operating income in the 2001 twelve-month period principally reflects improved results from FLAGA. FLAGA's results reflect the effects of colder weather and greater retail propane unit margins. Income from international propane equity investees in the 2001 twelve-month period includes $4.0 million in income from our March 2001 debt and equity investments in Antargaz and a loss of $1.1 million from the write-off of our propane joint venture in Romania.

CORPORATE & OTHER. Corporate & Other operating income in the 2001 twelve-month period declined $12.9 million reflecting $8.5 million of shut-down costs associated with Hearth USA(TM) and lower interest and investment income.

INTEREST EXPENSE AND INCOME TAXES. Interest expense increased $5.5 million in the 2001 twelve-month period as a result of greater amounts of Partnership long-term debt outstanding. The effective income tax rate in the 2001 twelve-month period was 43.8% compared to 46.0% in the prior-year period.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,356.1 million at December 31, 2001 compared to $1,363.0 million at September 30, 2001. UGI Utilities expects to refinance $26 million of maturing Medium-Term Notes due October 2002 through debt issued pursuant to its shelf registration statements with the SEC covering a total of $125 million of debt securities. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million of its 10.125% Senior Notes at a redemption price of 103.375%. AmeriGas OLP expects to repay $60 million of maturing First Mortgage Notes due April 2002 with a combination of new debt and cash generated by operations or from borrowings under our Bank Credit Agreement.

                        UGI CORPORATION AND SUBSIDIARIES


On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. Approximately $45 million, comprising the net proceeds of these sales and related capital contributions from the General Partner, were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. On January 8, 2002, after the end of the first quarter of fiscal 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The remainder of the overallotment option has expired. Approximately $12 million, comprising the net proceeds of this sale and related capital contributions from the General Partner, was contributed to AmeriGas OLP and used for working capital. After these transactions, we held effective 50.6% and 50.5% ownership interests in AmeriGas OLP and Eagle OLP, respectively.

As more fully described in Note 6 to Condensed Consolidated Financial Statements, on November 30, 2001, Energy Services entered into a receivables purchase facility with an issuer of receivables-backed commercial paper. Under this arrangement, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC"), which in turn has the ability to sell an undivided interest in these receivables. The level of funding available under this three-year facility is limited to $50 million. At December 31, 2001, $9 million of accounts receivable had been sold. The cash proceeds from the sale are reflected as operating cash flows on the Condensed Consolidated Statements of Cash Flows.

During the three months ended December 31, 2001, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") for the quarter ended September 30, 2001. The MQD for the quarter ended December 31, 2001 will be paid on April 1, 2002 to holders of record on February 28, 2002. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 2001 are not necessarily indicative of the cash flows to be expected for a full year. Included in consolidated cash and short-term investments at December 31, 2001 and 2000 are $50.1 million and $64.4 million, respectively, of cash and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities was $29.4 million during the three months ended December 31, 2001 compared with cash used by operating activities of $16.3 million during the prior-year three-month period. Changes in operating working capital during the current year period used $25.3 million of operating cash flow compared with $86.6 million of cash used in the prior year. The

                        UGI CORPORATION AND SUBSIDIARIES


significant decline in cash used by operating activities reflects a smaller seasonal increase in accounts receivable due primarily to lower 2001 three-month period propane and natural gas selling prices. In addition, cash flows reflect $9 million of net cash received by Energy Services pursuant to its accounts receivable securitization facility. Cash flow from operating activities before changes in operating working capital declined in the 2001 three-month period reflecting the decline in operating results.

INVESTING ACTIVITIES. We spent $23.4 million for property, plant and equipment in the 2001 three-month period, an increase of $5.7 million from the prior year, reflecting higher Partnership capital expenditures subsequent to the Columbia Propane acquisition and higher Partnership expenditures for grill cylinder overfill protection valves to comply with governmental regulations.

FINANCING ACTIVITIES. During the three month periods ended December 31, 2001 and 2000, we paid cash dividends on UGI Common Stock of $11.0 million and $10.4 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as the Common and Subordinated Units we own). During the 2001 three-month period, the Partnership received net proceeds of $37.5 million from its public offering of 1.8 million Common Units. During the 2001 three-month period, AmeriGas OLP repaid $20 million of Acquisition Facility borrowings and AmeriGas Partners redeemed $15 million of its 10.125% Senior Notes.

ADOPTION OF SFAS NO. 142

Effective October 1, 2001, we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for intangible assets acquired individually or with a group of other assets (excluding those acquired in a business combination) at acquisition and also addresses the financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS 142, an intangible asset is amortized over its useful life unless that life is determined to be indefinite. Goodwill, including excess reorganization value, and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. As a result of the adoption of SFAS 142, we ceased the amortization of goodwill and excess reorganization value effective October 1, 2001.

For a more detailed discussion of SFAS 142 and its impact on the Company's results, see Note 3 to Condensed Consolidated Financial Statements.

IMPACT OF GAS RESTRUCTURING ORDER

On June 29, 2000, the Pennsylvania Public Utility Commission issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also required Gas Utility to reduce its PGC rates by an annualized amount of $16.7 million for the first 14 months following the October 1, 2000 base rate increase.

                        UGI CORPORATION AND SUBSIDIARIES


Beginning December 1, 2001, Gas Utility is required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 1, 2001, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with a corresponding increase in the carrying value of the related asset. Entities shall subsequently charge the retirement cost to expense using a systematic and rational method over the related asset's useful life and adjust the fair value of the liability resulting from the passage of time through charges to interest expense. The Company is required to adopt SFAS 143 effective October 1, 2002. The Company is currently in the process of evaluating the impact SFAS 143 will have on its financial condition and results of operations.

SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of based upon the framework of SFAS 121, and resolves significant implementation issues of SFAS 121. SFAS 144 is effective for the Company October 1, 2002. The Company believes that the adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

Price risk associated with fluctuations in the prices the Partnership and FLAGA pay for propane, and Energy Services pays for natural gas, are principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to manage a portion of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. FLAGA's profitability is also sensitive to changes in propane supply

                        UGI CORPORATION AND SUBSIDIARIES


costs. FLAGA on occasion also uses derivative commodity instruments to reduce market risk associated with purchases of propane. In order to manage market price risk relating to substantially all of Energy Services' forecasted sales of natural gas, we purchase exchange-traded natural gas futures contracts. In addition, in the past we have, on occasion, utilized a managed program of derivative instruments, including natural gas and oil futures contracts, to preserve gross margin associated with certain of our natural gas customers. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. The change in market value of these contracts generally requires daily cash settlement in margin accounts with brokers. Over-the-counter derivative commodity instruments utilized by the Partnership and FLAGA to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with these contracts, we carefully monitor established credit limits with the contract counterparties.

Although Gas Utility is also subject to changes in the price of natural gas, the current regulatory framework allows Gas Utility to recover prudently incurred gas costs from its customers. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Electric Utility's electricity distribution business purchases most of its electric power needs under power supply arrangements of various lengths and on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Because the generation component of Electric Utility's rates is subject to rate caps as a result of the Electricity Restructuring Order that are expected to extend through August 2002 in the case of its commercial and industrial customers and May 2003 in the case of its residential customers, any increase in the cost of electricity purchased by Electric Utility will negatively impact Electric Utility's results. Electric Utility has mitigated this electricity cost exposure by entering into power and capacity contracts for a substantial portion of these periods.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact cash flows.

Our variable-rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement, borrowings under UGI Utilities' revolving credit agreements, and a substantial portion of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates.

Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with forecasted issuances of fixed-rate debt, we generally enter into interest rate protection agreements.

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the EURO. We do not currently use derivative instruments to hedge foreign currency exposure associated with our

                        UGI CORPORATION AND SUBSIDIARIES


international propane operations and investments, principally FLAGA and Antargaz. As a result, the U.S. dollar value of our foreign denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates, principally the EURO. With respect to FLAGA, our exposure to changes in foreign currency exchange rates has been significantly limited because the purchase of FLAGA is financed primarily with EURO denominated debt, and FLAGA's U.S. dollar denominated financial instrument assets and liabilities are substantially equal in amount. With respect to our debt and equity investments in Antargaz, a 10% decline in the value of the EURO would reduce the book value of these investments by approximately $3.0 million, which amount would be reflected in other comprehensive income.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2001. It also includes the changes in fair value that would result if there were adverse changes in (1) the market price of propane of 10 cents per gallon; (2) the market price of natural gas of 50 cents per dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 100 basis points:

--------------------------------------------------------------------------------
                                                 Fair           Change in
                                                 Value          Fair Value
--------------------------------------------------------------------------------
(Millions of dollars)
December 31, 2001:
     Propane commodity price risk               $ (15.8)        $ (13.0)
     Natural gas commodity price risk              (1.6)           (2.3)
     Interest rate risk                            (2.2)           (9.5)
--------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The Company filed the following Reports on Form 8-K during the fiscal quarter ended December 31, 2001:

          Date                            Item Numbers                                       Content
          ----                            ------------                                       -------
    October 15, 2001                         5 & 7                       Announcement of Closing of Hearth USA and
                                                                         Fiscal Year 2001 Earnings Forecast

    November 9, 2001                           5                         Notice of Fourth Quarter and Year End Earnings
                                                                         Conference Call Webcast

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UGI Corporation
                                           -----------------------
                                                (Registrant)








Date:  February 13, 2002                   By: /s/ A. J. Mendicino
------------------------                   -------------------------------------
                                           A. J. Mendicino, Vice President -
                                           Finance and Chief Financial Officer