Form 10-Q
period 2002-03-31
UGI CORP /PA/
filed 2002-05-15
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        At April 30, 2002, there were 27,524,976 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                   PAGES
                                                                                                   -----

PART I  FINANCIAL INFORMATION

       Item 1.        Financial Statements

                      Condensed Consolidated Balance Sheets as of March 31, 2002,
                            September 30, 2001 and March 31, 2001                                    1

                      Condensed Consolidated Statements of Income for the three, six
                            and twelve months ended March 31, 2002 and 2001                          2

                      Condensed Consolidated Statements of Cash Flows for the
                            six and twelve months ended March 31, 2002 and 2001                      3

                      Notes to Condensed Consolidated Financial Statements                         4 - 15

       Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                   16 - 30

       Item 3.        Quantitative and Qualitative Disclosures About Market Risk                  30 - 31

PART II  OTHER INFORMATION

       Item 4.        Submission of Matters to a Vote of Security Holders                           32

       Item 6.        Exhibits and Reports on Form 8-K                                              32

       Signatures                                                                                   33

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                              March 31,     September 30,     March 31,
                                                                                2002            2001            2001
                                                                              ---------     -------------     ---------
ASSETS
------
Current assets:
      Cash and cash equivalents                                               $  139.5        $   87.5        $   57.7
      Short-term investments, at cost which approximates market value              3.6             3.6             3.6
      Accounts receivable (less allowance for doubtful accounts of
           $18.6, $15.6 and $17.8, respectively)                                 265.1           180.8           348.1
      Accrued utility revenues                                                    19.7            11.1            27.3
      Inventories                                                                 74.6           128.6            87.5
      Deferred income taxes                                                       22.6            25.2            16.0
      Prepaid expenses and other current assets                                   28.8            22.1            17.3
                                                                              --------        --------        --------
         Total current assets                                                    553.9           458.9           557.5

Property, plant and equipment, at cost (less accumulated depreciation
      and amortization of $686.6, $645.5 and $616.1, respectively)             1,262.9         1,268.0         1,085.8

Goodwill and excess reorganization value                                         638.9           641.1           654.7
Intangible assets (less accumulated amortization of $8.3, $5.8 and
      $4.3, respectively)                                                         28.8            31.3             6.9
Utility regulatory assets                                                         55.2            56.2            54.7
Other assets                                                                     101.6            94.7            83.2
                                                                              --------        --------        --------
         Total assets                                                         $2,641.3        $2,550.2        $2,442.8
                                                                              ========        ========        ========

LIABILITIES  AND  STOCKHOLDERS' EQUITY
--------------------------------------
Current liabilities:
      Current maturities of long-term debt                                    $   95.1        $   98.3        $   71.6
      AmeriGas Propane bank loans                                                    -               -            17.0
      UGI Utilities bank loans                                                    58.9            57.8            90.1
      Other bank loans                                                            11.3            10.0             9.8
      Accounts payable                                                           169.7           167.0           178.4
      Other current liabilities                                                  205.0           234.4           174.6
                                                                              --------        --------        --------
         Total current liabilities                                               540.0           567.5           541.5

Long-term debt                                                                 1,155.2         1,196.9         1,074.2
Deferred income taxes                                                            186.3           182.4           176.8
Other noncurrent liabilities                                                      78.7            81.6            78.4

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                          330.1           246.2           246.5

UGI Utilities redeemable preferred stock                                          20.0            20.0            20.0

Common stockholders' equity:
      Common Stock, without par value (authorized - 100,000,000 shares;
         issued - 33,198,731 shares)                                             395.1           395.0           394.5
      Retained earnings                                                           65.0             9.0            51.0
      Accumulated other comprehensive income (loss)                                1.2           (13.5)           (0.4)
      Unearned compensation - restricted stock                                       -               -            (0.2)
                                                                              --------        --------        --------
                                                                                 461.3           390.5           444.9
      Treasury stock, at cost                                                   (130.3)         (134.9)         (139.5)
                                                                              --------        --------        --------
         Total common stockholders' equity                                       331.0           255.6           305.4
                                                                              --------        --------        --------
         Total liabilities and stockholders' equity                           $2,641.3        $2,550.2        $2,442.8
                                                                              ========        ========        ========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                      Three Months Ended        Six Months Ended          Twelve Months Ended
                                                           March 31,                 March 31,                 March 31,
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                       2002         2001         2002        2001          2002         2001
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Revenues:
  AmeriGas Propane                                  $   460.1    $   557.4    $   831.5    $   989.9    $ 1,260.0    $ 1,420.1
  UGI Utilities                                         179.9        231.6        321.4        398.1        508.0        544.0
  International Propane                                  12.7         15.2         26.4         29.1         48.2         50.3
  Energy Services and other                             111.3        139.6        204.1        263.8        354.4        351.2
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                        764.0        943.8      1,383.4      1,680.9      2,170.6      2,365.6
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Costs and expenses:
  AmeriGas Propane cost of sales                        221.4        343.4        417.8        608.2        645.6        862.4
  UGI Utilities - gas, fuel and purchased power         109.1        155.8        196.2        259.1        311.9        327.3
  International Propane cost of sales                     6.2          8.5         13.2         17.5         24.1         30.0
  Energy Services and other cost of sales               102.8        130.2        187.0        246.4        322.8        328.9
  Operating and administrative expenses                 153.0        138.4        300.5        268.0        550.3        490.3
  Utility taxes other than income taxes                   3.2          3.1          5.8          5.5          9.5         11.2
  Depreciation and amortization                          23.5         26.1         46.7         52.1         99.8        102.6
  Provision for shut-down costs - Hearth USA(TM)            -            -            -            -          8.5            -
  Other income, net                                      (5.7)        (5.6)        (8.1)       (12.0)       (19.0)       (26.3)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                        613.5        799.9      1,159.1      1,444.8      1,953.5      2,126.4
                                                    ---------    ---------    ---------    ---------    ---------    ---------

Operating income                                        150.5        143.9        224.3        236.1        217.1        239.2
Income (loss) from equity investees                       3.7         (1.3)         7.5         (1.5)         7.5         (2.0)
Interest expense                                        (27.4)       (26.2)       (55.6)       (52.6)      (107.8)      (103.3)
Minority interests in AmeriGas Partners                 (41.5)       (33.6)       (50.6)       (49.9)       (24.3)       (27.6)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Income before income taxes, subsidiary preferred
  stock dividends and accounting changes                 85.3         82.8        125.6        132.1         92.5        106.3
Income tax expense                                      (30.9)       (36.9)       (46.7)       (58.7)       (33.4)       (47.3)
Dividends on UGI Utilities Series Preferred Stock        (0.4)        (0.4)        (0.8)        (0.8)        (1.6)        (1.6)

                                                    ---------    ---------    ---------    ---------    ---------    ---------
Income before accounting changes                         54.0         45.5         78.1         72.6         57.5         57.4
Cumulative effect of accounting changes, net                -            -            -          4.5            -          4.5
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Net income                                          $    54.0    $    45.5    $    78.1    $    77.1    $    57.5    $    61.9
                                                    =========    =========    =========    =========    =========    =========

Earnings per share:
  Basic:
    Income before accounting changes                $    1.96    $    1.68    $    2.84    $    2.68    $    2.10    $    2.12
    Cumulative effect of accounting changes, net            -            -            -         0.17            -         0.16
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Net income                                      $    1.96    $    1.68    $    2.84    $    2.85    $    2.10    $    2.28
                                                    =========    =========    =========    =========    =========    =========

  Diluted:
    Income before accounting changes                $    1.92    $    1.67    $    2.79    $    2.67    $    2.07    $    2.11
    Cumulative effect of accounting changes, net            -            -            -         0.16            -         0.17
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Net income                                      $    1.92    $    1.67    $    2.79    $    2.83    $    2.07    $    2.28
                                                    =========    =========    =========    =========    =========    =========

Average common shares outstanding:
  Basic                                                27.525       27.113       27.462       27.090       27.349       27.109
                                                    =========    =========    =========    =========    =========    =========

  Diluted                                              28.088       27.290       27.948       27.235       27.729       27.208
                                                    =========    =========    =========    =========    =========    =========

Dividends declared per share                        $    0.40    $  0.3875    $    0.80    $   0.775    $    1.60    $    1.55
                                                    =========    =========    =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                       Six Months Ended       Twelve Months Ended
                                                                           March 31,               March 31,
                                                                      -------------------     -------------------
                                                                        2002        2001        2002        2001
                                                                      -------     -------     -------     -------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                        $  78.1     $  77.1     $  57.5     $  61.9
    Reconcile to net cash provided by operating activities:
         Depreciation and amortization                                   46.7        52.1        99.8       102.6
         Cumulative effect of accounting changes                            -        (4.5)          -        (4.5)
         Minority interests in AmeriGas Partners                         50.6        49.9        24.3        27.6
         Deferred income taxes, net                                      (0.5)       (3.9)       (2.1)        4.0
         Hearth USA(TM) shut-down costs                                     -           -         8.5           -
         Other, net                                                       8.1        (6.2)       10.3         9.2
         Net change in:
            Accounts receivable and accrued utility revenues           (100.8)     (211.1)       96.7      (160.0)
            Inventories                                                  53.9        28.7        21.0       (20.8)
            Deferred fuel costs                                           6.3        10.8         5.4        (8.5)
            Accounts payable                                              3.1        20.4       (11.5)       68.5
            Other current assets and liabilities                        (23.8)        2.9        (0.9)       (5.9)
                                                                      -------     -------     -------     -------
      Net cash provided by operating activities                         121.7        16.2       309.0        74.1
                                                                      -------     -------     -------     -------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                      (43.0)      (36.1)      (84.9)      (76.6)
    Net proceeds from disposals of assets                                 3.8         1.7         6.3         8.5
    Acquisitions of businesses, net of cash acquired                        -        (0.1)     (209.0)      (50.6)
    Investments in joint venture entities                                   -       (32.6)          -       (32.6)
    Short-term investments decrease                                         -         4.2           -         0.7
    Other, net                                                            0.8        (2.8)        1.6        (3.0)
                                                                      -------     -------     -------     -------
      Net cash used by investing activities                             (38.4)      (65.7)     (286.0)     (153.6)
                                                                      -------     -------     -------     -------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on Common Stock                                           (21.9)      (21.0)      (54.1)      (41.8)
    Distributions on Partnership public Common Units                    (26.1)      (22.1)      (48.3)      (41.6)
    Issuance of long-term debt                                            0.2        54.3       254.1       129.1
    Repayment of long-term debt                                         (40.6)      (22.6)     (155.0)      (42.0)
    AmeriGas Propane bank loans increase (decrease)                         -       (13.0)      (17.0)       12.0
    UGI Utilities bank loans increase (decrease)                          1.1       (10.3)      (31.2)       18.9
    Other bank loans  increase                                            1.7         6.3         1.6         4.0
    Issuance of AmeriGas Partners Common Units                           49.6        39.8        49.6        39.8
    Proceeds from sale of AmeriGas OLP interest                             -           -        50.0           -
    Issuance of Common Stock                                              4.7         1.9        10.4         3.3
    Repurchases of Common Stock                                             -           -        (1.0)       (4.7)

                                                                      -------     -------     -------     -------
      Net cash provided (used) by financing activities                  (31.3)       13.3        59.1        77.0
                                                                      -------     -------     -------     -------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 -           -        (0.3)       (0.2)
                                                                      -------     -------     -------     -------

Cash and cash equivalents increase (decrease)                         $  52.0     $ (36.2)    $  81.8     $  (2.7)
                                                                      =======     =======     =======     =======

Cash and cash equivalents:
    End of period                                                     $ 139.5     $  57.7     $ 139.5     $  57.7
    Beginning of period                                                  87.5        93.9        57.7        60.4
                                                                      -------     -------     -------     -------
      Increase (decrease)                                             $  52.0     $ (36.2)    $  81.8     $  (2.7)
                                                                      =======     =======     =======     =======


During the twelve months ended March 31, 2002 and 2001, UGI Utilities, Inc. paid cash dividends to UGI of $19.5 and $42.8, respectively. During the twelve months ended March 31, 2002 and 2001, AmeriGas, Inc. paid cash dividends to UGI of $39.5 and $50.5, respectively. During those same periods, UGI paid cash dividends to holders of Common Stock of $54.1 and $41.8, respectively. The ability of UGI to declare and pay cash dividends on its Common Stock is dependent upon its cash balances and the receipt of cash dividends from its wholly owned subsidiaries, principally UGI Utilities, Inc. and AmeriGas, Inc. AmeriGas's ability to pay dividends is dependent upon distributions paid by the Partnership.

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)


                        UGI CORPORATION AND SUBSIDIARIES

1.      BASIS OF PRESENTATION

        UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric utility, propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and joint-venture affiliates, UGI also distributes propane in Austria, the Czech Republic, Slovakia, France and China.

        Our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"), owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania. UGI Utilities also owns and operates an electricity distribution utility and, through a subsidiary and its joint-venture partnership Hunlock Creek Energy Ventures ("Energy Ventures"), an electricity generation business (collectively, "Electric Utility") in northeastern Pennsylvania. Electric Utility's investment in Energy Ventures is accounted for under the equity method.

        We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At March 31, 2002, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 49.1% limited partner interest in AmeriGas Partners, and effective 50.6% and 50.5% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 14,633,932 Common Units and 9,891,072 Subordinated Units. The remaining 49.9% interest in AmeriGas Partners comprises 24,905,354 publicly held Common Units representing limited partner interests.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


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

        The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2001 ("Company's 2001 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. Shares used in the diluted earnings per share calculation reflect incremental shares issuable for stock options and restricted stock awards.

        The following table presents the components of comprehensive income for the three and six months ended March 31, 2002 and 2001:

                                            Three Months Ended        Six Months Ended
                                                 March 31,                 March 31,
                                            2002         2001          2002         2001
-------------------------------------------------------------------------------------------
Net income                                 $ 54.0       $ 45.5        $ 78.1       $ 77.1
Other comprehensive income (loss)            13.9        (18.9)         14.7         (0.4)
-------------------------------------------------------------------------------------------
Comprehensive income                       $ 67.9       $ 26.6        $ 92.8       $ 76.7
-------------------------------------------------------------------------------------------

        Other comprehensive income (loss) principally comprises changes in the fair value of derivative commodity instruments and interest rate protection agreements qualifying as hedges, net of reclassification adjustments for net gains and losses included in net income.

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

        The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2001 Annual Report and those described in Note 3 below. We evaluate our AmeriGas Propane and International

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        Propane segments' performance principally based on their earnings before interest expense, income taxes, depreciation and amortization, minority interests, income from equity investees and cumulative effect of accounting changes ("EBITDA"). Although we use EBITDA to evaluate these segments' performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. The Company's definition of EBITDA may be different from that used by other companies. We evaluate the performance of Gas Utility, Electric Utility, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)


Three Months Ended March 31, 2002:

                                                               AmeriGas     Gas     Electric    Energy   International  Corporate
                                           Total     Elims.    Propane    Utility   Utility    Services     Propane    and Other (a)
                                          -------    -------   -------    -------   -------    -------      -------      -------
Revenues                                  $ 764.0    $  (0.6)  $ 460.1    $ 158.1   $  21.8    $ 103.5      $  12.7      $   8.4
                                          =======    =======   =======    =======   =======    =======      =======      =======

Segment profit:
   EBITDA                                 $ 174.0    $     -   $ 120.9    $  43.5   $   3.8    $   2.2      $   2.5      $   1.1
   Depreciation and amortization            (23.5)         -     (16.5)      (5.1)     (0.9)      (0.2)        (0.7)        (0.1)
                                          -------    -------   -------    -------   -------    -------      -------      -------
   Operating income                         150.5          -     104.4       38.4       2.9        2.0          1.8          1.0
   Income from equity investees               3.7          -       0.2          -         -          -          3.5            -
   Interest expense                         (27.4)         -     (22.0)      (3.7)     (0.6)         -         (0.9)        (0.2)
   Minority interests                       (41.5)         -     (41.5)         -         -          -            -            -
                                          -------    -------   -------    -------   -------    -------      -------      -------

   Income before income taxes,
     subsidiary preferred stock
     dividends, and accounting changes    $  85.3    $     -   $  41.1    $  34.7   $   2.3    $   2.0      $   4.4      $   0.8
                                          =======    =======   =======    =======   =======    =======      =======      =======

Segment assets (at period end)           $2,641.3    $ (29.9) $1,571.6    $ 683.8   $ 104.0    $  61.0      $ 144.8      $ 106.0
                                          =======    =======   =======    =======   =======    =======      =======      =======

Investments in equity  investees          $  50.2    $     -   $   3.6    $     -   $  10.2    $     -      $  36.4      $     -
                                          =======    =======   =======    =======   =======    =======      =======      =======

Goodwill and excess reorganization value  $ 638.9    $     -   $ 589.1    $     -   $     -    $     -      $  46.3      $   3.5
                                          =======    =======   =======    =======   =======    =======      =======      =======

Three Months Ended March 31, 2001:

                                                               AmeriGas      Gas    Electric   Energy    International  Corporate
                                            Total     Elims.   Propane     Utility   Utility   Services     Propane    and Other (a)
                                          --------   -------   --------    -------  --------   --------  ------------- -------------
Revenues                                  $  943.8   $  (0.9)  $  557.4    $ 209.2   $  22.4    $ 129.6     $ 15.2        $  10.9
                                          ========   =======   ========    =======   =======    =======     ======        =======

Segment profit (loss):
   EBITDA                                 $  170.0   $  (0.1)  $  113.3    $  47.8   $   4.7    $   3.5     $  2.0        $  (1.2)
   Depreciation and amortization             (26.1)        -      (18.6)      (5.1)     (0.8)         -       (1.1)          (0.5)
                                          --------   -------   --------    -------   -------    -------     ------        -------
   Operating income (loss)                   143.9      (0.1)      94.7       42.7       3.9        3.5        0.9           (1.7)
   Loss from equity investees                 (1.3)        -          -          -         -          -       (1.3)             -
   Interest expense                          (26.2)      0.1      (19.8)      (4.3)     (0.7)      (0.1)      (1.3)          (0.1)
   Minority interests                        (33.6)        -      (33.6)         -         -          -          -              -
                                          --------   -------   --------    -------   -------    -------     ------        -------

   Income (loss) before income taxes,
     subsidiary preferred stock
     dividends, and accounting changes    $   82.8   $     -   $   41.3    $  38.4   $   3.2    $   3.4     $ (1.7)       $  (1.8)
                                          ========   =======   ========    =======   =======    =======     ======        =======

Segment assets (at period end)            $2,442.8   $ (43.3)  $1,381.1    $ 695.2   $ 103.2    $  58.6     $140.5        $ 107.5
                                          ========   =======   ========    =======   =======    =======     ======        =======

Investments in equity investees           $   41.8   $     -   $      -    $     -   $  10.9    $     -     $ 30.9        $     -
                                          ========   =======   ========    =======   =======    =======     ======        =======

Goodwill and excess reorganization value  $  654.7   $     -   $  604.1    $     -   $     -    $   0.5     $ 46.7        $   3.4
                                          ========   =======   ========    =======   =======    =======     ======        =======

    (a) Principally comprises UGI, UGI Enterprises' HVAC and Hearth USA (TM) operations, and UGI Enterprises' corporate and general expenses. Hearth USA (TM) ceased operations in October 2001.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)


Six Months Ended March 31, 2002:

                                                               AmeriGas      Gas    Electric    Energy   International  Corporate
                                             Total    Elims.    Propane    Utility   Utility   Services     Propane     and Other
                                           --------   -------  ---------   -------  --------   --------  -------------  ---------
Revenues                                   $1,383.4   $  (1.1)  $  831.5   $ 279.4   $  42.0   $  187.2     $  26.4     $   18.0
                                           ========   =======   ========   =======   =======   ========     =======     ========

Segment profit:
   EBITDA                                  $  271.0   $     -   $  178.9   $  73.3   $   7.3   $    4.6     $   5.0     $    1.9
   Depreciation and amortization              (46.7)        -      (32.8)    (10.0)     (1.7)      (0.4)       (1.4)        (0.4)
                                           --------   -------   --------   -------   -------   --------     -------     --------
   Operating income                           224.3         -      146.1      63.3       5.6        4.2         3.6          1.5
   Income  from equity investees                7.5         -        0.5         -         -          -         7.0            -
   Interest expense                           (55.6)        -      (44.7)     (7.3)     (1.2)         -        (2.1)        (0.3)
   Minority interests                         (50.6)        -      (50.6)        -         -          -           -            -
                                           --------   -------   --------   -------   -------   --------     -------     --------

   Income before income taxes,
     subsidiary preferred stock
     dividends, and accounting changes     $  125.6   $     -   $   51.3   $  56.0   $   4.4   $    4.2     $   8.5     $    1.2
                                           ========   =======   ========   =======   =======   ========     =======     ========

Segment assets (at period end)             $2,641.3   $ (29.9)  $1,571.6   $ 683.8   $ 104.0   $   61.0     $ 144.8     $  106.0
                                           ========   =======   ========   =======   =======   ========     =======     ========

Investments in equity investees            $   50.2   $     -   $    3.6   $     -   $  10.2   $      -     $  36.4     $      -
                                           ========   =======   ========   =======   =======   ========     =======     ========

Goodwill and excess reorganization value   $  638.9   $     -   $  589.1   $     -   $     -   $      -     $  46.3     $    3.5
                                           ========   =======   ========   =======   =======   ========     =======     ========


Six Months Ended March 31, 2001:

                                                              AmeriGas      Gas    Electric   Energy   International    Corporate
                                            Total     Elims.   Propane    Utility   Utility  Services     Propane       and Other
                                          --------   -------  ---------   -------  --------  --------  -------------    ---------
Revenues                                  $1,680.9   $  (1.6)  $  989.9   $ 355.2   $  42.9   $ 241.1      $  29.1        $  24.3
                                          ========   =======   ========   =======   =======   =======      =======        =======

Segment profit (loss):
   EBITDA                                 $  288.2   $  (0.1)  $  188.6   $  83.3   $   8.5   $   5.1      $   2.5        $   0.3
   Depreciation and amortization             (52.1)        -      (37.1)    (10.0)     (1.8)     (0.1)        (2.2)          (0.9)
                                          --------   -------   --------   -------   -------   -------      -------        -------
   Operating income (loss)                   236.1      (0.1)     151.5      73.3       6.7       5.0          0.3           (0.6)
   Loss from equity investees                 (1.5)        -          -         -         -         -         (1.5)             -
   Interest expense                          (52.6)      0.1      (39.8)     (8.7)     (1.4)     (0.1)        (2.5)          (0.2)
   Minority interest                         (49.9)        -      (49.9)        -         -         -            -              -
                                          --------   -------   --------   -------   -------   -------      -------        -------

   Income (loss) before income taxes,
     subsidiary preferred stock
     dividends, and accounting changes    $  132.1   $     -   $   61.8   $  64.6   $   5.3   $   4.9      $  (3.7)       $  (0.8)
                                          ========   =======   ========   =======   =======   =======      =======        =======

Segment assets (at period end)            $2,442.8   $ (43.3)  $1,381.1   $ 695.2   $ 103.2   $  58.6      $ 140.5        $ 107.5
                                          ========   =======   ========   =======   =======   =======      =======        =======

Investments in equity  investees          $   41.8   $     -   $      -   $     -   $  10.9   $     -      $  30.9        $     -
                                          ========   =======   ========   =======   =======   =======      =======        =======

Goodwill and excess reorganization value  $  654.7   $     -   $  604.1   $     -   $     -   $   0.5      $  46.7        $   3.4
                                          ========   =======   ========   =======   =======   =======      =======        =======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)


Twelve Months Ended March 31, 2002:

                                                               AmeriGas      Gas    Electric    Energy   International   Corporate
                                             Total     Elims.   Propane    Utility   Utility   Services     Propane    and Other (a)
                                           --------   -------   --------   -------   -------   -------      -------      -------
Revenues                                   $2,170.6   $  (2.3)  $1,260.0   $ 425.0   $  83.0   $ 316.8      $  48.2      $  39.9
                                           ========   =======   ========   =======   =======   =======      =======      =======

Segment profit (loss):
   EBITDA                                  $  316.9   $  (0.3)  $  199.6   $  98.0   $  13.1   $   7.1      $   7.5      $  (8.1)
   Depreciation and amortization              (99.8)        -      (71.2)    (20.2)     (3.5)     (0.6)        (3.5)        (0.8)
                                           --------   -------   --------   -------   -------   -------      -------      -------
   Operating income (loss)                    217.1      (0.3)     128.4      77.8       9.6       6.5          4.0         (8.9)
   Income (loss) from equity investees          7.5         -        0.5         -         -         -          7.1         (0.1)
   Interest expense                          (107.8)      0.3      (85.2)    (14.9)     (2.5)     (0.3)        (4.5)        (0.7)
   Minority interests                         (24.3)        -      (24.3)        -         -         -            -            -
                                           --------   -------   --------   -------   -------   -------      -------      -------

   Income (loss) before income taxes,
     subsidiary preferred stock
     dividends, and accounting changes     $   92.5   $     -   $   19.4   $  62.9   $   7.1   $   6.2      $   6.6      $  (9.7)
                                           ========   =======   ========   =======   =======   =======      =======      =======

Segment assets (at period end)             $2,641.3   $ (29.9)  $1,571.6   $ 683.8   $ 104.0   $  61.0      $ 144.8      $ 106.0
                                           ========   =======   ========   =======   =======   =======      =======      =======

Investments in equity investees            $   50.2   $     -   $    3.6   $     -   $  10.2   $     -      $  36.4      $     -
                                           ========   =======   ========   =======   =======   =======      =======      =======

Goodwill and excess reorganization value   $  638.9   $     -   $  589.1   $     -   $     -   $     -      $  46.3      $   3.5
                                           ========   =======   ========   =======   =======   =======      =======      =======


Twelve Months Ended March 31, 2001:

                                                               AmeriGas      Gas    Electric   Energy     International   Corporate
                                             Total     Elims.   Propane    Utility   Utility  Services       Propane      and Other
                                           --------   -------   --------   -------   -------   -------       -------       -------
Revenues                                   $2,365.6   $  (3.1)  $1,420.1   $ 463.4   $  80.6   $ 322.5       $  50.3       $  31.8
                                           ========   =======   ========   =======   =======   =======       =======       =======

Segment profit (loss):
   EBITDA                                  $  341.8   $  (0.1)  $  209.0   $ 106.2   $  16.3   $   6.4       $   3.0       $   1.0
   Depreciation and amortization             (102.6)        -      (72.2)    (19.7)     (4.3)     (0.2)         (4.8)         (1.4)
                                           --------   -------   --------   -------   -------   -------       -------       -------
   Operating income (loss)                    239.2      (0.1)     136.8      86.5      12.0       6.2          (1.8)         (0.4)
   Loss from equity investees                  (2.0)        -          -         -         -         -          (2.0)            -
   Interest expense                          (103.3)      0.1      (78.5)    (16.6)     (2.5)     (0.1)         (5.2)         (0.5)
   Minority interest                          (27.6)        -      (27.6)        -         -         -             -             -
                                           --------   -------   --------   -------   -------   -------       -------       -------

   Income (loss) before income taxes,
     subsidiary preferred stock
     dividends, and accounting changes     $  106.3   $     -   $   30.7   $  69.9   $   9.5   $   6.1       $  (9.0)      $  (0.9)
                                           ========   =======   ========   =======   =======   =======       =======       =======

Segment assets (at period end)             $2,442.8   $ (43.3)  $1,381.1   $ 695.2   $ 103.2   $  58.6       $ 140.5       $ 107.5
                                           ========   =======   ========   =======   =======   =======       =======       =======

Investments in equity  investees           $   41.8   $     -   $      -   $     -   $  10.9   $     -       $  30.9       $     -
                                           ========   =======   ========   =======   =======   =======       =======       =======

Goodwill and excess reorganization value   $  654.7   $     -   $  604.1   $     -   $     -   $   0.5       $  46.7       $   3.4
                                           ========   =======   ========   =======   =======   =======       =======       =======


    (a) EBITDA and operating income includes $8.5 million of shut-down costs related to Hearth USA(TM).

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

        The Company's intangible assets comprise the following:


                                                    March 31, 2002            September 30, 2001
-----------------------------------------------------------------------------------------------------
                                               Gross                        Gross
                                              Carrying     Accumulated     Carrying      Accumulated
                                               Amount     Amortization      Amount      Amortization
-----------------------------------------------------------------------------------------------------
Subject to amortization:
     Customer relationships,  noncompete
          agreements and other                 $  37.1       $  (8.3)       $  37.1       $  (5.8)

Not subject to amortization:
     Goodwill (a)                              $ 545.6                      $ 547.8
     Excess reorganization value                  93.3                         93.3
-----------------------------------------------------------------------------------------------------
                                               $ 638.9                      $ 641.1
-----------------------------------------------------------------------------------------------------

(a) The change in the carrying amount of goodwill from September 30, 2001 to March 31, 2002 is the result of foreign currency translation.

        Amortization expense of intangible assets for the three and six months ended March 31, 2002 was $1.2 million and $2.5 million, respectively. Amortization expense of intangible assets for the three and six months ended March 31, 2001, including amortization of goodwill and excess reorganization value prior to the adoption of SFAS 142, was $7.3 million and $14.1 million, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2002 - $4.0 million; Fiscal 2003 - $3.6 million; Fiscal 2004 - $3.5 million; Fiscal 2005 - $3.1 million; Fiscal 2006 - $2.6 million.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        The following tables provide reconciliations of reported and adjusted net income and diluted earnings per share as if SFAS 142 had been adopted as of October 1, 2000. Basic earnings per share is not materially different from diluted earnings per share and, therefore, is not presented:

                                                 Three Months Ended      Six Months Ended
                                                      March 31,              March 31,
--------------------------------------------------------------------------------------------
                                                   2002       2001        2002       2001
--------------------------------------------------------------------------------------------
NET INCOME:
Reported income before accounting changes        $  54.0    $  45.5     $  78.1    $  72.6
Add back goodwill and excess reorganization
     value amortization                                -        6.3           -       12.7
Adjust minority interest in AmeriGas Partners          -       (2.7)          -       (5.3)
Adjust income tax expense                              -        2.6           -        3.4
--------------------------------------------------------------------------------------------
Adjusted income before accounting changes           54.0       51.7        78.1       83.4
Cumulative effect of accounting changes                -          -           -        4.5
--------------------------------------------------------------------------------------------
Adjusted net income                              $  54.0    $  51.7     $  78.1    $  87.9
--------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Reported income before accounting changes        $  1.92    $  1.67     $  2.79    $  2.67
Add back goodwill and excess reorganization
     value amortization                                -       0.23           -       0.47
Adjust minority interest in AmeriGas Partners          -      (0.09)          -      (0.19)
Adjust income tax expense                              -       0.08           -       0.11
--------------------------------------------------------------------------------------------
Adjusted income before accounting changes           1.92       1.89        2.79       3.06
Cumulative effect of accounting changes                -          -           -       0.17
--------------------------------------------------------------------------------------------
Adjusted net income                              $  1.92    $  1.89     $  2.79    $  3.23
--------------------------------------------------------------------------------------------


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

        We have completed the transitional impairment tests with respect to those reporting units which have goodwill, principally the Partnership and FLAGA, and have determined that, based upon each of these units' fair value, their goodwill was not impaired as of October 1, 2001.

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

        Cumulative Effect of Accounting Changes and Pro Forma Disclosure. The cumulative effect impact of these accounting changes reflected on the Condensed Consolidated Statements of Income for the six months ended March 31, 2001 and the related diluted per share amounts, as well as the cumulative effect impact resulting from the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," comprise the following:

------------------------------------------------------------------------------------------------------------
                                                           Income Tax                             Diluted
                                     Pre-Tax Income        (Expense)           After-Tax      Earnings(Loss)
                                         (Loss)             Benefit          Income(Loss)        Per Share
------------------------------------------------------------------------------------------------------------
Tank fees                               $ (3.5)             $  1.4              $ (2.1)           $ (0.08)
Tank installation costs                   11.3                (4.4)                6.9               0.25
SFAS 133                                  (0.4)                0.1                (0.3)             (0.01)
------------------------------------------------------------------------------------------------------------
Total                                   $  7.4              $ (2.9)             $  4.5            $  0.16
------------------------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


        Pro forma net income and net income per diluted share for the twelve months ended March 31, 2001 adjusted to reflect the full-year impact of the changes in accounting for tank installation costs and tank fees are not materially different than reported amounts.

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

        The following table identifies the components of the purchase price:

-----------------------------------------------------------------------------------------------
Cash paid                                                                              $ 201.8
Cash received from sale of AmeriGas OLP limited partner interests                        (50.0)
Fair value of AmeriGas Partners' Common Units issued in exchange
     for the AmeriGas OLP limited partner interests                                       54.4
Transaction costs and expenses                                                             7.0
Involuntary employee termination benefits and relocation costs                             5.3
Other liabilities and obligations assumed                                                  6.1
-----------------------------------------------------------------------------------------------
                                                                                       $ 224.6
-----------------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

        The purchase price of the Columbia Propane Businesses has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

--------------------------------------------------------------------------------------------
Working capital                                                                      $ 23.2
Property, plant and equipment                                                         181.4
Customer relationships and noncompete agreements
     (estimated useful life of 15 and 5 years, respectively)                           21.0
Other assets and liabilities                                                           (1.0)
--------------------------------------------------------------------------------------------
Total                                                                                $224.6
--------------------------------------------------------------------------------------------


        In April 2002, subsequent to the end of the quarter, the Partnership's management and Columbia Energy Group agreed upon the amount of working capital acquired by AmeriGas OLP and AmeriGas OLP made an additional payment for working capital of $1.3 million. The Partnership is currently in the process of completing the review and determination of the fair value of the Columbia Propane Businesses' assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets. The final allocation of the purchase price is not expected to differ materially from the preliminary allocation. The operating results of the Columbia Propane Businesses are included in our consolidated results from August 21, 2001.

        The following table presents unaudited pro forma income statement and diluted per share data for the six months ended March 31, 2001 as if the acquisition of the Columbia Propane Businesses had occurred as of October 1, 2000:

                                                                                Six Months Ended
                                                                                 March 31, 2001
-------------------------------------------------------------------------------------------------
Revenues                                                                              $ 1,970.7
Income before accounting changes                                                           80.0
Net income                                                                                 84.5
Diluted earnings per share:
     Income before accounting changes                                                    $ 2.94
     Net income                                                                          $ 3.10
-------------------------------------------------------------------------------------------------


        The pro forma results of operations reflect the Columbia Propane Businesses' historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing impact. They are not adjusted for, among other things, the impact of normal weather conditions, operating synergies and anticipated cost savings. In our opinion, the unaudited pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition of the Columbia Propane Businesses occurred as of the beginning of the period presented or of future operating results under our management.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


6.      ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

        On November 30, 2001, Energy Services entered into a three-year receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC") which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in these receivables for up to $50 million to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. In accordance with a servicing arrangement, Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

        At March 31, 2002, no receivables had been sold and removed from the balance sheet. Losses on sales of receivables during the six-months ended March 31, 2002, which are included in other income, net, were not material.

7.      COMMITMENTS AND CONTINGENCIES

        There have been no significant subsequent developments to the commitments and contingencies reported in the Company's 2001 Annual Report.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


The following analyses compare our results of operations for (1) the three months ended March 31, 2002 ("2002 three-month period") with the three months ended March 31, 2001 ("2001 three-month period"); (2) the six months ended March 31, 2002 ("2002 six-month period") with the six months ended March 31, 2001 ("2001 six-month period"); and (3) the twelve months ended March 31, 2002 ("2002 twelve-month period") with the twelve months ended March 31, 2001 ("2001 twelve-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

----------------------------------------------------------------------------------------------------------------------
                                                                                                    Increase
Three Months Ended March  31,                                      2002          2001              (Decrease)
----------------------------------------------------------------------------------------------------------------------
   (Millions of dollars)

AMERIGAS PROPANE:
     Revenues                                                    $  460.1      $  557.4      $  (97.3)       (17.5)%
     Total margin                                                $  238.7      $  214.0      $   24.7          11.5%
     EBITDA (a)                                                  $  120.9      $  113.3      $    7.6           6.7%
     Operating income                                            $  104.4      $   94.7      $    9.7          10.2%
     Retail gallons sold (millions)                                 346.2         287.9          58.3          20.3%
     Degree days - % (warmer) than normal (b)                        (8.5)         (0.8)            -             -

GAS UTILITY:
     Revenues                                                    $  158.1      $  209.2      $  (51.1)       (24.4)%
     Total margin                                                $   61.4      $   67.2      $   (5.8)        (8.6)%
     Operating income                                            $   38.4      $   42.7      $   (4.3)       (10.1)%
     System throughput - billions of cubic feet ("bcf")              26.1          28.5          (2.4)        (8.4)%
     Degree days - % (warmer) than normal                           (16.9)         (0.4)            -            -

ELECTRIC UTILITY:
     Revenues                                                    $   21.8      $   22.4      $   (0.6)        (2.7)%
     Total margin (c)                                            $    8.2      $    7.7      $    0.5          6.5 %
     Operating income                                            $    2.9      $    3.9      $   (1.0)       (25.6)%
     Distribution sales - millions of kilowatt hours ("gwh")        248.1         265.4         (17.3)        (6.5)%

ENERGY SERVICES:
     Revenues                                                    $  103.5      $  129.6      $  (26.1)       (20.1)%
     Total margin                                                $    4.7      $    5.0      $   (0.3)        (6.0)%
     Operating income                                            $    2.0      $    3.5      $   (1.5)       (42.9)%

INTERNATIONAL PROPANE:
     Revenues                                                    $   12.7      $   15.2      $   (2.5)       (16.4)%
     Total margin                                                $    6.5      $    6.7      $   (0.2)        (3.0)%
     EBITDA (a)                                                  $    2.5      $    2.0      $    0.5         25.0 %
     Operating  income (loss)                                    $    1.8      $    0.9      $    0.9        100.0 %
     Income (loss) from equity investees                         $    3.5      $   (1.3)     $    4.8        369.2 %
----------------------------------------------------------------------------------------------------------------------


(a) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, income from equity investees and the cumulative effect of accounting changes) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provide additional information for evaluating the Company's performance. The Company's definition of EBITDA may be different from that used by other companies.

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

                        UGI CORPORATION AND SUBSIDIARIES

AMERIGAS PROPANE. Based upon national heating degree day data, temperatures in the 2002 three-month period were 8.5% warmer than normal compared to weather that was 0.8% warmer than normal in the 2001 three-month period. Although the significantly warmer weather adversely affected our heating-related sales volumes, retail gallons sold increased 58.3 million gallons (20.3%) as a result of the August 21, 2001 acquisition of Columbia Propane. Additionally, sales to commercial, industrial and motor fuel customers were negatively impacted by the weaker U.S. economy in the 2002 three-month period.

Retail propane revenues decreased $37.7 million to $392.9 million reflecting a $125.0 million decrease as a result of lower average selling prices partially offset by an $87.3 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $63.9 million reflecting (1) a $27.6 million decrease resulting from lower average selling prices and (2) a $36.3 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs in the 2002 three-month period. The average wholesale price of propane at Mont Belvieu, Texas, a major U.S. supply point, was approximately 33 cents per gallon in the 2002 three-month period compared to 64 cents per gallon in the prior-year period. Other revenues increased $4.3 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $122.0 million reflecting the previously mentioned lower average propane product costs.

Total margin increased $24.7 million reflecting the impact of the higher retail propane gallons sold, including greater sales and unit margins from our PPX(R) cylinder exchange business, and greater margin from ancillary sales and service income. Average propane unit margins in the 2002 three-month period were lower than average margins in the prior-year period which benefited from gains on derivative hedge instruments and favorably priced supply arrangements during a period of rapidly escalating product costs and market volatility.

EBITDA increased $7.6 million (6.7%) in the 2002 three-month period as the increase in total margin was offset by a $17.4 million increase in Partnership operating and administrative expenses. The increase in operating expenses in the current year includes incremental expenses associated with Columbia Propane's operations partially offset by lower volume-driven costs including (1) distribution costs; (2) employee-related costs including lower overtime and incentive compensation costs; and (3) uncollectible accounts expense. Operating income increased more than the increase in EBITDA principally due to the elimination of goodwill and excess reorganization value amortization resulting from the adoption of SFAS 142 on October 1, 2001, partially offset by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year three-month period includes $6.0 million of goodwill and excess reorganization value amortization.

GAS UTILITY. Weather in Gas Utility's service territory during the 2002 three-month period was 16.9% warmer than normal compared to weather that was 0.4% warmer than normal in the prior-year three-month period. The significantly warmer winter weather resulted in lower sales to firm- residential, commercial and industrial ("core market") customers and, to a lesser extent, reduced delivery service volumes.

                        UGI CORPORATION AND SUBSIDIARIES

The decrease in Gas Utility revenues in the 2002 three-month period is primarily a result of (1) the lower average gas costs reflected in our purchased gas cost ("PGC") rates and (2) lower core market sales resulting from the warmer weather. Gas utility cost of gas was $96.8 million in the 2002 three-month period compared to $142.0 million in the 2001 three-month period reflecting the lower PGC rates and the decline in core market volumes.

The lower total margin principally reflects a $2.0 million decline in core market margin and lower margin contribution from interruptible customers. The decline in core market and interruptible margin reflects the effects of Gas Utility's Restructuring Order issued pursuant to Pennsylvania's Gas Competition Act. Pursuant to the Restructuring Order, beginning December 1, 2001, Gas Utility was required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted for core market customers. As a result, beginning December 1, 2001, Gas Utility's total margin is more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

Gas Utility's operating income declined in the 2002 three-month period reflecting the previously mentioned decline in total margin partially offset by lower operating and administrative expenses. The decrease in operating and administrative expenses includes lower charges for uncollectible accounts and lower distribution system maintenance expenses.

ELECTRIC UTILITY. The decline in kilowatt-hour sales in the 2002 three-month period principally reflects the impact of warmer winter weather on heating-related sales. Electric Utility revenues declined $0.6 million reflecting the decline in distribution system sales. Electric Utility cost of sales totaled $12.4 million in the 2002 three-month period compared to $13.8 million in the 2001 three-month period, reflecting lower per-unit purchased power costs and the effect of the lower sales.

Electric Utility total margin increased $0.5 million in the 2002 three-month period as a result of the lower per-unit purchased power costs. Notwithstanding the higher total margin, operating income declined $1.0 million principally due to lower other income.

ENERGY SERVICES. Revenues from Energy Services declined $26.1 million, notwithstanding a greater than 40% increase in volume, as a result of lower natural gas prices. The significant volume increase resulted primarily from the July 2001 acquisition of the energy marketing businesses of PG Energy Services, Inc. Notwithstanding the greater volumes sold, total margin and operating income were lower in the 2002 three-month period reflecting expected seasonally lower margins from certain customer segments and, with respect to operating income, higher operating expenses subsequent to the PG Energy acquisition. Results in the 2002 three-month period include income from providing winter natural gas storage services to Gas Utility from the liquefied natural gas and propane air facilities transferred to Energy Services by Gas Utility on September 30, 2001.

INTERNATIONAL PROPANE. Notwithstanding weather that was slightly warmer than the prior-year three-month period, total FLAGA propane volumes increased 3.1%. Revenues of FLAGA in the 2002 three-month period were lower than in the prior year reflecting the impact of lower product costs on selling prices and the impact of an approximately 6% decline in the value of the EURO. The effect on total margin from the greater sales and higher average unit margins was more than offset by the impact of the weaker EURO. The increases in EBITDA and operating income, despite the

                        UGI CORPORATION AND SUBSIDIARIES

lower margin, reflects lower operating expenses. In addition, operating income of FLAGA increased $0.3 million as a result of the adoption of SFAS 142.

Income from International Propane equity investees in the 2002 three-month period includes $3.8 million of income from our debt and equity investments in Antargaz. Results of Antargaz in the 2002 three-month period benefited from higher than normal unit margins as a result of lower propane product costs. The beneficial effects of the higher unit margins were somewhat offset by weather that was approximately 19% warmer than normal in France. Loss from equity investees in the prior-year period includes a $1.1 million write-off of our propane joint-venture investment in Romania.

INTEREST EXPENSE AND INCOME TAXES. The increase in interest expense principally reflects higher Partnership long-term debt outstanding primarily related to the Columbia Propane acquisition partially offset by lower levels of UGI Utilities and Partnership bank loans outstanding and lower short-term interest rates. The lower effective income tax rate in the 2002 three-month period is primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS 142 and, to a lesser extent, the impact of equity income from Antargaz.

                        UGI CORPORATION AND SUBSIDIARIES

2002 SIX-MONTH PERIOD COMPARED WITH 2001 SIX-MONTH PERIOD

----------------------------------------------------------------------------------------------------------------------
                                                                                                    Increase
Six Months Ended March  31,                                        2002          2001              (Decrease)
----------------------------------------------------------------------------------------------------------------------
   (Millions of dollars)

AMERIGAS PROPANE:
     Revenues                                                    $  831.5      $  989.9      $ (158.4)        (16.0)%
     Total margin                                                $  413.7      $  381.7      $   32.0           8.4 %
     EBITDA                                                      $  178.9      $  188.6      $   (9.7)         (5.1)%
     Operating income                                            $  146.1      $  151.5      $   (5.4)         (3.6)%
     Retail gallons sold (millions)                                 611.8         544.9          66.9          12.3 %
     Degree days - % (warmer) colder than normal                    (11.4)          5.2             -             -

GAS UTILITY:
     Revenues                                                    $  279.4      $  355.2      $  (75.8)        (21.3)%
     Total margin                                                $  107.4      $  120.8      $  (13.4)        (11.1)%
     Operating income                                            $   63.3      $   73.3      $  (10.0)        (13.6)%
     System throughput - billions of cubic feet ("bcf")              45.5          52.7          (7.2)        (13.7)%
     Degree days - % (warmer) colder than normal                    (17.8)          3.9             -             -

ELECTRIC UTILITY:
     Revenues                                                    $   42.0      $   42.9      $   (0.9)         (2.1)%
     Total margin                                                $   15.7      $   16.4      $   (0.7)         (4.3)%
     Operating income                                            $    5.6      $    6.7      $   (1.1)        (16.4)%
     Distribution sales - millions of kilowatt hours ("gwh")        476.0         507.2         (31.2)         (6.2)%

ENERGY SERVICES:
     Revenues                                                    $  187.2      $  241.1      $  (53.9)        (22.4)%
     Total margin                                                $    9.3      $    7.5      $    1.8          24.0 %
     Operating income                                            $    4.2      $    5.0      $   (0.8)        (16.0)%

INTERNATIONAL PROPANE:
     Revenues                                                    $   26.4      $   29.1      $   (2.7)         (9.3)%
     Total margin                                                $   13.2      $   11.6      $    1.6          13.8 %
     EBITDA                                                      $    5.0      $    2.5      $    2.5         100.0 %
     Operating  income                                           $    3.6      $    0.3      $    3.3        1100.0 %
     Income (loss) from equity investees                         $    7.0      $   (1.5)     $    8.5         566.7 %
----------------------------------------------------------------------------------------------------------------------


AMERIGAS PROPANE. Temperatures based upon national heating degree days were 11.4% warmer than normal in the 2002 six-month period compared to weather that was 5.2% colder than normal in the 2001 six-month period. According to the National Climatic Data Center, U.S. weather in the November 2001 to January 2002 period was the warmest on record. Although the significantly warmer weather and a weak U.S. economy adversely affected our sales volumes, retail gallons sold increased 66.9 million gallons (12.3%) as a result of the August 21, 2001 acquisition of Columbia Propane.

Retail propane revenues decreased $76.7 million to $691.6 million reflecting a $171.0 million decrease as a result of lower average selling prices partially offset by a $94.3 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $91.2 million reflecting (1) a

                        UGI CORPORATION AND SUBSIDIARIES

$50.9 million decrease resulting from lower average selling prices and (2) a $40.3 million decrease as a result of lower wholesale volumes sold. The lower retail and wholesale selling prices reflect significantly lower propane product costs in the 2002 six-month period. Other revenues increased $9.5 million primarily due to the impact of the Columbia Propane acquisition. Cost of sales decreased $190.4 million reflecting the lower average propane product costs.

Total margin increased $32.0 million reflecting the impact of the higher retail propane gallons sold, including greater sales and margin contribution from PPX(R), and greater margin from ancillary sales and service income principally as a result of the Columbia Propane acquisition. Retail propane unit margins were slightly below last year's unit margins which benefited from derivative hedge gains and favorably priced supply arrangements during a period of rapidly escalating product costs and market volatility.

EBITDA decreased $9.7 million (5.1%) in the 2002 six-month period as the increase in total margin was more than offset by (1) a $39.5 million increase in Partnership operating and administrative expenses and (2) a $1.4 million decrease in other income. The increase in operating expenses in the current year includes expenses of Columbia Propane's operations partially offset by lower volume-driven distribution, compensation and uncollectible accounts expense. Operating income decreased less than the decrease in EBITDA principally due to the elimination of goodwill amortization resulting from the adoption of SFAS 142 on October 1, 2001, partially offset by higher depreciation and amortization resulting from the Columbia Propane acquisition. The prior-year six-month period includes $11.9 million of goodwill and excess reorganization value amortization. Other income decreased $1.4 million including a loss of $0.8 million from the early redemption of $15 million of AmeriGas Partners Senior Notes.

GAS UTILITY. Weather in Gas Utility's service territory during the 2002 six-month period was 17.8% warmer than normal compared to weather that was 3.9% colder than normal last year. Distribution system throughput declined nearly 14% reflecting the effect of the warmer weather on core market customers and the effect of the slow economy on commercial and industrial customers.

The decrease in Gas Utility revenues reflects the impact of the lower volumes as well as lower PGC rates reflecting lower natural gas costs in the 2002 six-month period. Gas Utility cost of gas was $172.0 million in the 2002 six-month period compared to $234.4 million in the 2001 six-month period. The decrease resulted from the decline in core market sales and lower PGC rates.

The decline in Gas Utility margin principally reflects (1) a $6.6 million decline in core market margin, due to the lower sales; (2) a $4.3 million decline in interruptible margin, due principally to the flow back of certain interruptible margin to core market customers in accordance with the Gas Utility Restructuring Order; and (3) lower firm delivery margins.

Gas Utility operating income declined $10.0 million in the 2002 six-month period reflecting the decline in total margin partially offset by lower charges for uncollectible accounts and lower distribution system maintenance expenses.

ELECTRIC UTILITY. The decline in kilowatt-hour sales in the 2002 six-month period reflects the effects of weather that was 22.4% warmer than in the prior-year six-month period. Electric

                        UGI CORPORATION AND SUBSIDIARIES

Utility revenues declined reflecting the decrease in distribution system sales and lower wholesale revenues. Electric Utility cost of sales was $24.2 million in the 2002 six-month period compared to $24.7 million in the 2001 six-month period principally reflecting the effects of the lower sales partially offset by the full-period impact on cost of sales resulting from the formation of Hunlock Creek Energy Ventures ("Energy Ventures") in December 2001. Subsequent to the formation of Energy Ventures, Electric Utility must purchase a greater percentage of its electricity needs from power producers, including Energy Ventures.

Electric Utility total margin declined $0.7 million as a result of the lower total sales partially offset by lower per-unit purchased power costs principally during the three months ended March 31, 2002. Operating income declined $1.1 million reflecting the decrease in total margin and lower other income partially offset by lower operating expenses and depreciation expense of the Hunlock Creek generating station subsequent to the formation of Energy Ventures in December 2000.

ENERGY SERVICES. Revenues from Energy Services declined $53.9 million, notwithstanding acquisition-related volume growth, as a result of lower natural gas prices. Total margin was higher in the 2002 six-month period reflecting the greater acquisition-driven sales volumes and income from providing winter storage services to Gas Utility partially offset by lower 2002 six-month period average unit margins. Operating income declined due to higher acquisition-driven operating expenses.

INTERNATIONAL PROPANE. FLAGA'S revenues in the 2002 six-month period were lower than in the prior-year period, notwithstanding a 3.6% increase in volumes sold, reflecting the impact of lower product costs on selling prices. FLAGA's weather in the 2002 six-month period was colder than last year, although 7.6% warmer than normal. The increase in FLAGA's total margin reflects higher average unit margins and the greater volumes sold. The increase in EBITDA reflects the increase in margin and a decline in FLAGA operating expenses, principally reduced payroll expenses. Operating income in the 2002 six-month period reflects the increase in EBITDA and a $0.6 million increase from the elimination of goodwill amortization effective October 1, 2001.

Income from equity investees in the 2002 six-month period primarily reflects income from our debt and equity investments in Antargaz. The prior-year equity loss includes a $1.1 million write-off of our propane joint-venture investment in Romania. Results of Antargaz in the 2002 six-month period benefited from higher than normal unit margins principally as a result of lower propane product costs.

INTEREST EXPENSE AND INCOME TAXES. The increase in interest expense principally reflects higher Partnership long-term debt outstanding partially offset by lower levels of UGI Utilities and Partnership bank loans outstanding and lower short-term interest rates. The lower effective income tax rate in the 2002 six-month period is primarily due to the elimination of nondeductible goodwill amortization resulting from the adoption of SFAS 142 and, to a lesser extent, the impact of equity income from Antargaz.

                        UGI CORPORATION AND SUBSIDIARIES

2002 TWELVE-MONTH PERIOD COMPARED WITH 2001 TWELVE-MONTH PERIOD


-------------------------------------------------------------------------------------------------------------------
                                                                                               Increase
Twelve Months Ended March 31,                             2002            2001                (Decrease)
-------------------------------------------------------------------------------------------------------------------
   (Millions of dollars)

AMERIGAS PROPANE:
     Revenues                                         $  1,260.0      $  1,420.1      $   (160.1)          (11.3)%
     Total margin                                     $    614.4      $    557.7      $     56.7            10.2 %
     EBITDA                                           $    199.6      $    209.0      $     (9.4)           (4.5)%
     Operating income                                 $    128.4      $    136.8      $     (8.4)           (6.1)%
     Retail gallons sold (millions)                        887.7           815.6            72.1             8.8 %
     Degree days - % (warmer) colder than normal           (11.6)            3.5               -               -

GAS UTILITY:
     Revenues                                         $    425.0      $    463.4      $    (38.4)           (8.3)%
     Total margin                                     $    164.5      $    178.4      $    (13.9)           (7.8)%
     Operating income                                 $     77.8      $     86.5      $     (8.7)          (10.1)%
     System throughput - bcf                                70.2            80.6           (10.4)          (12.9)%
     Degree days - %  (warmer) colder than normal          (16.9)            3.1               -               -

ELECTRIC UTILITY:
     Revenues                                         $     83.0      $     80.6      $      2.4             3.0 %
     Total margin                                     $     28.0      $     35.0      $     (7.0)          (20.0)%
     Operating income                                 $      9.6      $     12.0      $     (2.4)          (20.0)%
     Distribution sales - gwh                              914.3           933.0           (18.7)           (2.0)%

ENERGY SERVICES:
     Revenues                                         $    316.8      $    322.5      $     (5.7)           (1.8)%
     Total margin                                     $     15.2      $     10.5      $      4.7            44.8 %
     Operating income                                 $      6.5      $      6.2      $      0.3             4.8 %

INTERNATIONAL PROPANE:
     Revenues                                         $     48.2      $     50.3      $     (2.1)           (4.2)%
     Total margin                                     $     24.1      $     20.3      $      3.8            18.7 %
     EBITDA                                           $      7.5      $      3.0      $      4.5           150.0 %
     Operating income (loss)                          $      4.0      $     (1.8)     $      5.8           322.2 %
     Income (loss) from equity investees              $      7.1      $     (2.0)     $      9.1           455.0 %
-------------------------------------------------------------------------------------------------------------------


AMERIGAS PROPANE. Temperatures based upon heating degree days were 11.6% warmer than normal during the 2002 twelve-month period compared to weather that was 3.5% colder than normal in the 2001 twelve-month period. Retail propane gallons sold increased 72.1 million gallons (8.8%) due to the Columbia Propane acquisition partially offset by the impact of the warmer 2002 twelve-month period weather and the slowing U.S. economy.

Total retail propane revenues decreased $53.0 million reflecting a $148.9 million decrease as a result of lower average selling prices partially offset by a $95.9 million increase as a result of the higher retail volumes sold. The $119.0 million decrease in wholesale revenues reflects (1) a $68.8 million decrease as a result of lower volumes sold and (2) a $50.2 million decrease as a result of lower average wholesale selling prices. Nonpropane revenues increased $11.9 million to $105.0 million principally as a result of the Columbia Propane acquisition. Cost of sales decreased $216.8 million as

                        UGI CORPORATION AND SUBSIDIARIES

a result of significantly lower average propane product costs partially offset by the greater retail volumes sold.

Total margin increased $56.7 million due to greater retail volumes sold. Average propane retail unit margins in the 2002 twelve-month period were slightly higher than in the prior-year period reflecting, in part, higher PPX(R) volumes and unit margins.

EBITDA decreased $9.4 million in the 2002 twelve-month period as the increase in total margin was more than offset by a $62.4 million increase in the Partnership's operating and administrative expenses and a $2.9 million decline in other income. The increase in operating and administrative expenses is due in large part to (1) the impact of acquisitions, principally Columbia Propane, and growth-related expenses associated with PPX(R); (2) higher distribution expenses including higher vehicle fuel and maintenance expense; and (3) higher overtime and incentive compensation costs. Operating income decreased $8.4 million as the decrease in EBITDA was reduced primarily by lower amortization expense resulting from the adoption of SFAS 142 on October 1, 2001 partially offset by higher depreciation expense resulting from the Columbia Propane acquisition. The decline in other income includes, among others, lower interest and finance charge income and a decline in the fair value of propane call option contracts.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 16.9% warmer than normal in the 2002 twelve-month period compared to weather that was 3.1% colder than normal in the prior-year twelve-month period. Total system throughput declined 12.9% reflecting the effects of the warmer heating-season weather, price-induced customer conservation, and the slowing economy.

Gas Utility revenues declined $38.4 million as a result of a $48.0 million decline in core market revenues, primarily as a result of the lower sales, and the impact of lower firm and interruptible delivery service volumes. These increases were partially offset by a $22.6 million increase in off-system sales in the 2002 twelve-month period. Gas Utility cost of gas was $260.5 million in the 2002 twelve-month period compared to $285.1 million in the 2001 twelve-month period reflecting the impact of the lower core market sales partially offset by higher cost of sales resulting from the greater off-system sales.

Gas Utility total margin declined $13.9 million principally due to lower core market margin resulting from (1) lower core market heating related sales; (2) lower interruptible margin as a result of the flow back of certain interruptible margin to the core market beginning December 1, 2001, pursuant to the Gas Utility Restructuring Order, and lower average interruptible unit margins; and
(3) a decline in firm delivery service total margin from lower volumes transported.

Gas Utility operating income declined $8.7 million in the 2002 twelve-month period as the previously mentioned decrease in total margin was partially offset by a decrease in operating and administrative expenses and a $1.4 million increase in other income. Operating and administrative expenses declined $4.3 million reflecting, among other things, lower required allowances for uncollectible accounts and lower distribution system maintenance expenses.

ELECTRIC UTILITY. Distribution system sales in the 2002 twelve-month period decreased slightly from the 2001 twelve-month period. Revenues in the 2002 twelve-month period include wholesale sales of power

                        UGI CORPORATION AND SUBSIDIARIES

generated by Energy Ventures. Cost of sales totaled $51.4 million in the 2002 twelve-month period compared to $42.3 million in the 2001 twelve-month period. The increase in cost of sales, notwithstanding the decline in sales during the 2002 twelve-month period, principally reflects the impact on cost of sales resulting from the formation of Energy Ventures in December 2000.

Electric Utility total margin declined $7.0 million reflecting the impact on cost of sales resulting from the formation of Energy Ventures. Electric Utility operating income declined less than the decrease in total margin reflecting lower power production expenses subsequent to the formation of Energy Ventures, lower utility realty tax expense, and higher other income. Depreciation expense decreased $1.0 million also reflecting the impact of the formation of Energy Ventures.

ENERGY SERVICES. Revenue from Energy Services decreased as acquisition-related volume growth was more than offset by lower average natural gas prices. Total margin was higher reflecting the acquisition-driven increase in volume and income from providing winter storage service to Gas Utility. Operating income increased slightly as the higher total margin was offset by higher operating expenses.

INTERNATIONAL PROPANE. The increase in EBITDA and operating income in the 2002 twelve-month period reflects improved results from FLAGA. FLAGA's results reflect the effects of colder weather, greater retail propane unit margins, and lower operating expenses.

Income from International Propane equity investees in the 2002 twelve-month period includes $7.9 million in income from our debt and equity investments in Antargaz while the prior year period includes a loss of $1.1 million from the March 2001 write-off of our propane joint venture in Romania.

INTEREST EXPENSE AND INCOME TAXES. Interest expense increased $4.5 million in the 2002 twelve-month period principally as a result of greater amounts of Partnership long-term debt outstanding partially offset principally by the impact of lower short-term interest rates on UGI Utilities and Partnership revolving credit agreement borrowings. The effective income tax rate in the 2002 twelve-month period was 36.1% compared to 44.5% in the prior-year period principally reflecting the elimination of nondeductible goodwill amortization effective October 1, 2001, and the impact of equity income from Antargaz.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's debt outstanding totaled $1,320.5 million at March 31, 2002 compared to $1,363.0 million at September 30, 2001. UGI Utilities expects to refinance $26 million of maturing Medium-Term Notes due October 2002 through debt issued pursuant to its shelf registration statements with the SEC covering a total of $125 million of debt securities. AmeriGas OLP's Acquisition Facility and Revolving Credit Facility expire September 15, 2002. The Partnership's management expects to extend these facilities for an additional year, or amend and reissue for a longer-term period. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million of its 10.125% Senior Notes at a redemption price of 103.375%. In April 2002, AmeriGas OLP repaid $60 million of maturing First Mortgage Notes with a combination of existing cash balances and borrowings under AmeriGas OLP's

                        UGI CORPORATION AND SUBSIDIARIES

Bank Credit Agreement. On May 3, 2002, AmeriGas Partners issued $40 million of 8 7/8% Senior Notes with an effective interest rate of 8.12%. Amerigas Partners contributed the proceeds to AmeriGas OLP to reduce indebtedness under its Revolving Credit Facility, and for working capital and general business purposes of AmeriGas OLP.


On October 5, 2001, AmeriGas Partners sold 350,000 Common Units to the General Partner at a market price of $19.81 per unit. The proceeds of this sale and related capital contributions from the General Partner totaling $7.1 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital. On December 11, 2001, AmeriGas Partners sold 1,843,047 Common Units in an underwritten public offering at a public offering price of $21.50 per unit. On January 8, 2002, the underwriters partially exercised their overallotment option in the amount of 585,000 Common Units. The remainder of the overallotment option has expired. The net proceeds of the public offering and related capital contributions from the General Partner totaling $50.6 million were contributed to AmeriGas OLP and used to reduce Bank Credit Agreement borrowings and for working capital.

As more fully described in Note 6 to Condensed Consolidated Financial Statements, on November 30, 2001, Energy Services entered into a receivables purchase facility with an issuer of receivables-backed commercial paper. Under this arrangement, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to a wholly-owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC"), which in turn has the ability to sell an undivided interest in these receivables. The level of funding available under this three-year facility is limited to $50 million. At March 31, 2002, no receivables had been sold and removed from the balance sheet.

During the six months ended March 31, 2002, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") for the quarters ended September 30, 2001 and December 31, 2001. The MQD for the quarter ended March 31, 2002 will be paid on May 18, 2002 to holders of record on May 10, 2002. The ability of the Partnership to declare and pay the MQD on all units depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

On April 30, 2002, UGI's Board of Directors increased the quarterly dividend rate on UGI Common Stock to $0.4125 a share, or $1.65 on an annual basis. The dividend is payable July 1, 2002, to shareholders of record on May 31, 2002.

CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the six months ended March 31, 2002 are not necessarily indicative of the cash flows to be expected for a full year. Included in

                        UGI CORPORATION AND SUBSIDIARIES

consolidated cash and short-term investments at March 31, 2002 and 2001 are $53.0 million and $30.5 million, respectively, of cash and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities was $121.7 million during the six months ended March 31, 2002 compared to $16.2 million during the prior-year six-month period. Changes in operating working capital during the 2002 six-month period used $61.3 million of operating cash flow compared with $148.3 million of cash used in the prior year six-month period. The significant decline in cash used by changes in operating working capital is due in large part to a smaller seasonal increase in accounts receivable, due primarily to substantially lower 2002 six-month period propane and natural gas selling prices, and the effects of lower commodity prices on natural gas and propane inventories.

INVESTING ACTIVITIES. We spent $43.0 million for property, plant and equipment in the 2002 six-month period, an increase of $6.9 million from the prior year, reflecting higher Partnership capital expenditures subsequent to the Columbia Propane acquisition and higher Partnership expenditures for grill cylinder overfill protection valves to comply with governmental regulations.

FINANCING ACTIVITIES. During the six month periods ended March 31, 2002 and 2001, we paid cash dividends on UGI Common Stock of $21.9 million and $21.0 million, respectively, and the Partnership paid the MQD on all publicly held Common Units (as well as the Common and Subordinated Units we own). During the 2002 six-month period, AmeriGas Partners received net proceeds of $49.6 million from its public offering of 2.4 million Common Units. During the 2002 six-month period, AmeriGas OLP repaid $20 million of Acquisition Facility borrowings and AmeriGas Partners redeemed $15 million of its 10.125% Senior Notes.

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

UTILITY REGULATORY MATTERS

On March 28, 2002, the Pennsylvania Public Utility Commission ("PUC") approved Electric Utility's Provider of Last Resort ("POLR") settlement ("POLR Settlement"). Under the terms of the POLR Settlement, Electric Utility's regulated distribution utility will continue to provide generation service to its customers who do not select an alternate generation supplier after the stranded cost recovery

                        UGI CORPORATION AND SUBSIDIARIES

periods end and the statutory rate caps expire. Electric Utility's generation rate caps are currently expected to extend through August 2002, in the case of commercial and industrial customers, and May 2003 in the case of residential customers. Under the terms of the POLR Settlement, the charges for generation service will be subject to certain caps through December 2004, and at market rates thereafter. Charges for generation service through December 2004 will be capped at rates generally equal to the combined generation and stranded cost charges currently paid by Electric Utility customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or chose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

On June 29, 2000, the PUC issued its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan filed by Gas Utility pursuant to Pennsylvania's Natural Gas Choice and Competition Act. Among other things, the implementation of the Gas Restructuring Order resulted in an increase in Gas Utility's core-market base rates effective October 1, 2000. This base rate increase was designed to generate approximately $16.7 million in additional annual revenues. The Gas Restructuring Order also required Gas Utility to reduce its core-market PGC rates by an annualized amount of $16.7 million for the first 14 months following the October 1, 2000 base rate increase.

Beginning December 1, 2001, Gas Utility was required to reduce its PGC rates by an amount equal to the margin it receives from interruptible customers using pipeline capacity contracted by Gas Utility for core-market customers. As a result, beginning December 1, 2001, Gas Utility operating results are more sensitive to the effects of heating-season weather and less sensitive to the market prices of alternative fuels.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

                        UGI CORPORATION AND SUBSIDIARIES

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

Price risk associated with fluctuations in the prices the Partnership and FLAGA pay for propane, and Energy Services pays for natural gas, are principally a result of market forces reflecting changes in supply and demand. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to manage a portion of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. FLAGA's profitability is also sensitive to changes in propane supply costs and, on occasion, also uses derivative commodity instruments to reduce market risk associated with purchases of propane. In order to manage market price risk relating to substantially all of Energy Services' forecasted sales of natural gas, we purchase exchange-traded natural gas futures contracts or enter into fixed-price supply arrangements. In addition, in the past we have, on occasion, utilized a managed program of derivative instruments, including natural gas and oil futures contracts, to preserve gross margin associated with certain of our natural gas customers. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

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

Electric Utility's electricity distribution business purchases most of its electric power needs in excess of the electric power it obtains from its interests in electric generating facilities under power supply

                        UGI CORPORATION AND SUBSIDIARIES

arrangements of various lengths and on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. Because the generation component of Electric Utility's rates is subject to rate caps as a result of the Electricity Restructuring Order and the POLR Settlement, increases in the cost of electricity purchased by Electric Utility during these periods could negatively impact Electric Utility's results. Electric Utility has mitigated this electricity cost exposure by entering into power and capacity contracts to provide its anticipated electric power needs during this period.

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

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the EURO. We do not currently use derivative instruments to hedge foreign currency exposure associated with our international propane operations and investments, principally FLAGA and Antargaz. As a result, the U.S. dollar value of our foreign denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to FLAGA, our exposure to changes in foreign currency exchange rates has been significantly limited because the purchase of FLAGA was financed primarily with EURO denominated debt, and FLAGA's U.S. dollar denominated financial instrument assets and liabilities are substantially equal in amount. With respect to our debt and equity investments in Antargaz, a 10% decline in the value of the EURO would reduce the book value of these investments by approximately $3.3 million, which amount would be reflected in other comprehensive income.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2002. It also includes the changes in fair value that would result if there were adverse changes in (1) the market price of propane of 10 cents per gallon; (2) the market price of natural gas of 50 cents per dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 100 basis points:

--------------------------------------------------------------------------------
                                                        Fair         Change in
                                                        Value        Fair Value
--------------------------------------------------------------------------------
(Millions of dollars)

March 31, 2002:
     Propane commodity price risk                     $   4.6         $  (5.7)
     Natural gas commodity price risk                     4.0            (4.0)
     Interest rate risk                                   2.6            (8.3)
------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 26, 2002 the Annual Meeting of Shareholders of UGI was held. The Shareholders reelected the eight nominees from the existing Board of Directors to another term, and ratified the appointment of Arthur Andersen LLP as independent certified public accountants. No other matters were considered at the meeting.

The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

Director Nominees                         For                 Withheld
-----------------                         ---                 --------
James W. Stratton                         23,035,269          185,124
Richard C. Gozon                          23,063,581          156,812
Stephen D. Ban                            23,072,087          148,306
Lon R. Greenberg                          23,046,134          174,259
Marvin O. Schlanger                       23,070,696          149,697
Thomas F. Donovan                         23,056,804          163,589
Anne Pol                                  23,059,243          161,150
Ernest E. Jones                           23,025,507          194,886

The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of Arthur Andersen LLP is as follows: For:
19,913,384; Against, 2,023,743; Abstain, 1,283,266. There were no broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (b) The following Current Report on Form 8-K was filed during the fiscal quarter ended March 31, 2002:

     Date                     Item Number                                 Content
     ----                     -----------                                 -------

January 22, 2002                   5                           Notice of first quarter earnings
                                                               conference call webcast.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UGI Corporation
                                          ----------------------------
                                                  (Registrant)








Date: May 14, 2002                 By:      /s/ A. J. Mendicino
-------------------                ---------------------------------------------
                                   A. J. Mendicino, Vice President - Finance and
                                   Chief Financial Officer