Form 10-K/A
period 2001-09-30
UGI CORP /PA/
filed 2002-06-18
CIK 884614

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

================================================================================

         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2001 to include Exhibit No. 18.

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

    3.2           Bylaws of UGI as in effect since October 27,                       UGI             Form 10-K (9/30/98)    3.2
                  1998

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

    4.3 UGI's (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in
                  3.1 and 3.2 above

    4.4           Note Agreement dated as of April 12, 1995                    AmeriGas Partners,   Form 10-Q (3/31/95)    10.8
                  among The Prudential Insurance Company of                           L.P.
                  America, Metropolitan Life Insurance
                  Company, and certain other institutional
                  investors and AmeriGas Propane, L.P., New
                  AmeriGas Propane, Inc. and Petrolane
                  Incorporated

    4.5           First Amendment dated as of September 12,                    AmeriGas Partners,   Form 10-K (9/30/97)     4.5
                  1997 to Note Agreement dated as of April 12,                        L.P.
                  1995 ("1995 Note Agreement")

    4.6           Second Amendment dated as of September 15,                   AmeriGas Partners,   Form 10-K (9/30/98)     4.6
                  1998 to 1995 Note Agreement                                         L.P.

    4.7           Third Amendment dated as of March 23, 1999                   AmeriGas Partners,   Form 10-Q (3/31/99)    10.2
                  to 1995 Note Agreement                                              L.P.

    4.8           Fourth Amendment dated as of March 16, 2000                  AmeriGas Partners,   Form 10-Q (6/30/00)    10.2
                  to 1995 Note Agreement                                              L.P.

    4.9           Fifth Amendment dated as of August 1,                        AmeriGas             Form 10-K               4.8

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                                      REGISTRANT              FILING          EXHIBIT
                  2001 to 1995 Note Agreement                                  Partners, L.P.           (9/30/01)

    4.9           Second Amended and Restated Agreement of                     AmeriGas Partners,   Form 8-K (9/30/00)      1
                  Limited Partnership of AmeriGas Partners,                           L.P.
                  L.P.

    4.10          Amended and Restated Agreement of Limited                    AmeriGas Partners,   Form 10-K (9/30/01)     3.8
                  Partnership of AmeriGas Eagle Propane, L.P.                         L.P.
                  dated July 19, 1999

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

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                                      REGISTRANT              FILING          EXHIBIT
   10.6**         UGI Corporation Directors Deferred                                  UGI           Form 10-K (9/30/00)    10.6
                  Compensation Plan Amended and Restated as of
                  January 1, 2000

   10.7**         UGI Corporation 1992 Stock Option and                               UGI           Form 10-Q (6/30/92)   (10)ee
                  Dividend Equivalent Plan, as amended May 19,
                  1992

   10.8**         UGI Corporation Annual Bonus Plan dated                             UGI           Form 10-Q (6/30/96)    10.4
                  March 8, 1996

   10.9**         UGI Corporation Directors' Equity                                   UGI           Form 10-K (9/30/00)    10.9
                  Compensation Plan Amended and Restated as of
                  January 1, 2000

  10.10**         UGI Corporation 1997 Stock Option and                               UGI           Form 10-Q (3/31/97)    10.2
                  Dividend Equivalent Plan

  10.11**         UGI Corporation 1992 Directors' Stock Plan                          UGI           Form 10-Q (6/30/92)   (10)ff

  10.12**         UGI Corporation Senior Executive Employee                           UGI           Form 10-K (9/30/97)    10.12
                  Severance Pay Plan effective January 1, 1997

  10.13**         UGI Corporation 2000 Directors' Stock Option                        UGI           Form 10-K (9/30/99)    10.13
                  Plan

  10.14**         UGI Corporation 2000 Stock Incentive Plan                           UGI           Form 10-Q (6/30/00)    10.1

  10.15**         1997 Stock Purchase Loan Plan                                       UGI           Form 10-K (9/30/97)    10.16

  10.16**         UGI Corporation Supplemental Executive                              UGI           Form 10-Q (6/30/98)    10
                  Retirement Plan Amended and Restated
                  effective October 1, 1996

  10.17**         Summary of Terms of UGI Corporation 1999                            UGI           Form 10-Q (6/30/99)    10
                  Restricted Stock Awards

  10.18           Amended and Restated Credit Agreement dated                  AmeriGas Partners,   Form 10-K (9/30/97)    10.1
                  as of September 15, 1997 among AmeriGas                             L.P.
                  Propane, L.P., AmeriGas Propane, Inc.,
                  Petrolane Incorporated, Bank of America
                  National Trust and Savings Association, as
                  Agent, First Union National Bank, as
                  Syndication Agent and certain banks

  10.19           First Amendment dated as of September 15,                    AmeriGas Partners,   Form 10-K (9/30/98)    10.2
                  1998 to Amended and Restated Credit Agreement                       L.P.

  10.20           Second Amendment dated as of March 25,                       AmeriGas             Form 10-Q              10.1

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                                      REGISTRANT              FILING          EXHIBIT
                  1999 to Amended and Restated Credit Agreement                Partners, L.P.       (3/31/99)

  10.21           Third Amendment dated as of March 22, 2000                   AmeriGas Partners,   Form 10-Q (6/30/00)    10.3
                  to Amended and Restated Credit Agreement                            L.P.

  10.22           Fourth Amendment dated as of June 6, 2000 to                 AmeriGas Partners,   Form 10-Q (6/30/00)    10.4
                  Amended and Restated Credit Agreement                               L.P.

  10.22(a)        Fifth Amendment dated as of July 31, 2001 to                 AmeriGas Partners,   Form 10-K (9/30/01)    10.6
                  Amended and Restated Credit Agreement                               L.P.

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

  10.23(a)        First Amendment dated as of July 31, 2001 to                 AmeriGas Partners,   Form 10-K (9/30/01)    10.8
                  Intercreditor and Agency Agreement dated as                         L.P.
                  of April 19, 1995

  10.24           General Security Agreement dated as of April                 AmeriGas Partners,   Form 10-Q (3/31/95)    10.3
                  19, 1995 among AmeriGas Propane, L.P., Bank                         L.P.
                  of America National Trust and Savings
                  Association and Mellon Bank, N.A.

  10.24(a)        First Amendment dated as of July 31, 2001 to                 AmeriGas Partners,   Form 10-K (9/30/01)    10.10
                  General Security Agreement dated as of April                        L.P.
                  19, 1995

  10.25           Subsidiary Security Agreement dated as of                    AmeriGas Partners,   Form 10-Q (3/31/95)    10.4
                  April 19, 1995 among AmeriGas Propane, L.P.,                        L.P.
                  Bank of America National Trust and Savings
                  Association as Collateral Agent and Mellon
                  Bank, N.A. as Cash Collateral Agent

  10.25(a)        First Amendment dated as of July 31, 2001 to                 AmeriGas Partners,   Form 10-K (9/30/01)    10.12
                  Subsidiary Security Agreement dated as of                           L.P.
                  April 19, 1995

  10.26           Restricted Subsidiary Guarantee dated as of                  AmeriGas Partners,   Form 10-Q (3/31/95)    10.5
                  April 19, 1995 by AmeriGas Propane, L.P. for                        L.P.
                  the benefit of Bank of America National
                  Trust and Savings Association, as Collateral
                  Agent

  10.27           Trademark License Agreement dated April 19,                  AmeriGas Partners,   Form 10-Q (3/31/95)    10.6
                  1995 among UGI Corporation, AmeriGas, Inc.,                         L.P.
                  AmeriGas Propane, Inc., AmeriGas Partners,
                  L.P. and AmeriGas

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                                      REGISTRANT              FILING          EXHIBIT
                  Propane, L.P.

  10.28           Trademark License Agreement, dated April 19,                 AmeriGas Partners,   Form 10-Q (3/31/95)     10.7
                  1995 among AmeriGas Propane, Inc., AmeriGas                         L.P.
                  Partners, L.P. and AmeriGas Propane, L.P.

  10.29           Stock Purchase Agreement dated May 27, 1989,                     Petrolane            Registration        10.16(a)
                  as amended and restated July 31, 1989,                         Incorporated/         Statement No.
                  between Texas Eastern Corporation and QFB                      AmeriGas, Inc.           33-69450
                  Partners

  10.30           Pledge Agreement dated September 1999                               UGI           Form 10-K (9/30/99)     10.28
                  between Eastfield International Holdings,
                  Inc. and Reiffeisen Zentralbank Osterreich
                  Aktiengesellschaft ("RZB")

  10.31           Pledge Agreement dated September 1999                               UGI           Form 10-K (9/30/99)     10.29
                  between EuroGas Holdings, Inc. and RZB

  10.32           Form of Guarantee Agreement dated September                         UGI           Form 10-K (9/30/99)     10.30
                  1999 between UGI Corporation and RZB
                  relating to loan amount of EURO 74 million

  10.33           Form of Guarantee Agreement dated September                         UGI           Form 10-K (9/30/00)     10.33
                  2000 between UGI Corporation and RZB
                  relating to loan amount of EURO 14.9 million

  10.34           Form of Guarantee Agreement dated September                         UGI           Form 10-K (9/30/00)     10.34
                  2000 between UGI Corporation and RZB
                  relating to loan amount of EURO 9 million

 *10.34(a)        Amendments dated October 11, 2001 to
                  September 1999 Guarantee Agreements between
                  UGI Corporation and RZB

  10.35**         Description of Change of Control                                    UGI           Form 10-K (9/30/99)     10.33
                  arrangements for Messrs. Greenberg, Bovaird
                  and Mendicino

  10.36**         Description of Change of Control arrangement                        UGI           Form 10-K (9/30/99)     10.34
                  for Mr. Chaney

  10.37**         Description of Change of Control arrangement                 AmeriGas Partners,   Form 10-K (9/30/99)     10.31
                  for Mr. Bissell                                                     L.P.

  10.38**         Consulting Services Agreement dated as of                           UGI           Form 10-K (9/30/00)     10.38
                  August 1, 2000 between Stephen D. Ban and
                  UGI Corporation

  10.39**         1992 Non-Qualified Stock Option Plan, as                            UGI           Form 10-K (9/30/00)     10.39
                  amended

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                                      REGISTRANT              FILING          EXHIBIT
   10.40          Service Agreement for comprehensive delivery                        UGI          Form 10-K (9/30/00)      10.40
                  service (Rate CDS) dated February 23, 1998
                  between UGI Utilities, Inc. and Texas
                  Eastern Transmission Corporation

   10.41          Service Agreement for comprehensive delivery                        UGI          Form 10-K (9/30/00)      10.41
                  service (Rate CDS) dated February 23, 1999
                  between UGI Utilities, Inc. and Texas
                  Eastern Transmission Corporation

   10.42          Purchase Agreement dated January 30, 2001                    AmeriGas Partners,  Form 8-K (8/8/01)         10.1
                  and Amended and Restated on August 7, 2001                          L.P.
                  by and among Columbia Energy Group, Columbia
                  Propane Corporation, Columbia Propane, L.P.,
                  CP Holdings, Inc., AmeriGas Propane, L.P.,
                  AmeriGas Partners, L.P., and AmeriGas
                  Propane, Inc.

   10.43          Partnership Agreement of Hunlock Creek                          Utilities        Form 10-K (9/30/01)      10.24
                  Energy Ventures dated December 8, 2001 by
                  and between UGI Hunlock Development Company
                  and Allegheny Energy Supply Hunlock Creek LLC

   10.44          Agreement by Petrolane Incorporated and                         Petrolane        Form 10-K (9/23/94)      10.13
                  certain of its subsidiaries party thereto                     Incorporated
                  ("Subsidiaries") for the Sale of the
                  Subsidiaries' Inventory and Assets to the
                  Goodyear Tire & Rubber Company and D.C.H.,
                  Inc., as Purchaser, dated as of December 18.
                  1985

   10.45          Purchase Agreement by and among Columbia                     National Propane    Form 8-K (4/19/99)       10.5
                  Propane, L.P., CP Holdings, Inc., Columbia                   Partners, L.P.
                  Propane Corporation, National Propane
                  Partners, L.P., National Propane
                  Corporation, National Propane SPG, Inc., and
                  Triarc Companies, Inc. dated as of April 5,
                  1999

   10.46          Capital Contribution Agreement dated as of                   AmeriGas Partners,   Form 8-K (8/21/01)      10.2
                  August 21, 2001 by and between Columbia                             L.P.
                  Propane, L.P. and AmeriGas Propane, L.P.
                  acknowledged and agreed to by CP Holdings,
                  Inc.

   10.47          Promissory Note by National Propane L.P., a                  AmeriGas Partners,   Form 10-K (9/30/01)     10.39
                  Delaware limited partnership in favor of                            L.P.
                  Columbia Propane Corporation dated July 19,
                  1999

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                          EXHIBIT                                      REGISTRANT              FILING          EXHIBIT
   10.48          Loan Agreement dated July 19, 1999, between                  AmeriGas Partners,   Form 10-K (9/30/01)        10.40
                  National Propane, L.P. and Columbia Propane                         L.P.
                  Corporation

   10.49          First Amendment dated August 21, 2001 to                     AmeriGas Partners,   Form 10-K (9/30/01)        10.41
                  Loan Agreement dated July 19, 1999 between                          L.P.
                  National Propane, L.P. and Columbia Propane
                  Corporation

   10.50          Columbia Energy Group Payment Guaranty dated                 AmeriGas Partners,   Form 10-K (9/30/01)        10.42
                  April 5, 1999                                                       L.P.

   10.51          Keep Well Agreement by and between AmeriGas                  AmeriGas Partners,   Form 10-K (9/30/01)        10.46
                  Propane, L.P. and Columbia Propane                                  L.P.
                    Corporation dated August 21, 2001

   10.52          Management Services Agreement effective as                   AmeriGas Partners,   Form 10-K (9/30/01)        10.47
                  of August 21, 2001 between AmeriGas Propane,                        L.P.
                  Inc. and AmeriGas Eagle Holdings, Inc., the
                  general partner of AmeriGas Eagle Propane,
                  L.P.

    *13           Pages 13 through 47 of the 2001 Annual
                  Report to Shareholders

     18           Letter of Arthur Andersen LLP regarding                             UGI           Form 10-Q (12/31/00)        18
                  change in accounting principles

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

             Date                     Item Number(s)                                 Content
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

                                            UGI CORPORATION

Date:   June 17 , 2002                   By:      Anthony J. Mendicino
                                                  ------------------------------
                                                  Anthony J. Mendicino
                                                  Vice President - Finance
                                                  and Chief Financial Officer