Form 10-K/A
period 2001-09-30
UGI CORP /PA/
filed 2002-06-27
CIK 884614

==============================================================================



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

==============================================================================

      The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2001 to include the financial statements required by Form 11-K with respect to the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth in Exhibit No. 99.



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

               (3)  LIST OF EXHIBITS:

               The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------


   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
       3.1         (Second) Amended and Restated               UGI         Amendment No. 1     3.(3)(a)
                   Articles of Incorporation of the                          on Form 8 to
                   Company                                                     Form 8-B
                                                                              (4/10/92)
----------------------------------------------------------------------------------------------------------

       3.2         Bylaws of UGI as in effect since            UGI            Form 10-K          3.2
                   October 27, 1998                                           (9/30/98)
----------------------------------------------------------------------------------------------------------

        4          Instruments defining the rights of
                   security holders, including
                   indentures. (The Company agrees to
                   furnish to the Commission upon
                   request a copy of any instrument
                   defining the rights of holders of
                   long-term debt not required to be
                   filed pursuant to Item 601(b)(4) of
                   Regulation S-K)
----------------------------------------------------------------------------------------------------------

       4.1         Rights Agreement, as amended as of          UGI           Registration        4.3
                   August 18, 2000, between the                             Statement No.
                   Company and Mellon Bank, N.A.,                             333-49080
                   successor to Mellon Bank (East)
                   N.A., as Rights Agent, and
                   Assumption Agreement dated April 7,
                   1992
----------------------------------------------------------------------------------------------------------

       4.2         The description of the Company's            UGI            Form 8-B/A        3.(4)
                   Common Stock contained in the                              (4/17/96)
                   Company's registration statement
                   filed under the Securities Exchange
                   Act of 1934, as amended
----------------------------------------------------------------------------------------------------------

       4.3         UGI's (Second) Amended and Restated
                   Articles of Incorporation and
                   Bylaws referred to in 3.1 and 3.2
                   above
----------------------------------------------------------------------------------------------------------

       4.4         Note Agreement dated as of April          AmeriGas         Form 10-Q          10.8
                   12, 1995 among The Prudential          Partners, L.P.      (3/31/95)
                   Insurance Company of America,
                   Metropolitan Life Insurance
                   Company, and certain other
                   institutional investors and
                   AmeriGas Propane, L.P., New
                   AmeriGas Propane, Inc. and
                   Petrolane Incorporated
----------------------------------------------------------------------------------------------------------

       4.5         First Amendment dated as of               AmeriGas         Form 10-K          4.5
                   September 12, 1997 to Note             Partners, L.P.      (9/30/97)
                   Agreement dated as of April 12,
                   1995 ("1995 Note Agreement")
----------------------------------------------------------------------------------------------------------

       4.6         Second Amendment dated as of              AmeriGas         Form 10-K          4.6
                   September 15, 1998 to 1995 Note        Partners, L.P.      (9/30/98)
                   Agreement
----------------------------------------------------------------------------------------------------------

       4.7         Third Amendment dated as of March         AmeriGas         Form 10-Q          10.2
                   23, 1999 to 1995 Note Agreement        Partners, L.P.      (3/31/99)
----------------------------------------------------------------------------------------------------------

       4.8         Fourth Amendment dated as of March        AmeriGas         Form 10-Q          10.2
                   16, 2000 to 1995 Note Agreement        Partners, L.P.      (6/30/00)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------


   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
                   Fifth Amendment dated as of August 1,     AmeriGas         Form 10-K
       4.9         2001 to 1995 Note Agreement            Partners, L.P.      (9/30/01)          4.8
----------------------------------------------------------------------------------------------------------


       4.9(a)      Second Amended and Restated               AmeriGas          Form 8-K           1
                   Agreement of Limited Partnership of    Partners, L.P.      (9/30/00)
                   AmeriGas Partners, L.P.
----------------------------------------------------------------------------------------------------------

      4.10         Amended and Restated Agreement of         AmeriGas         Form 10-K          3.8
                   Limited Partnership of AmeriGas        Partners, L.P.      (9/30/01)
                   Eagle Propane, L.P. dated July 19,
                   1999
----------------------------------------------------------------------------------------------------------

      10.1         Service Agreement (Rate FSS) dated          UGI            Form 10-K          10.5
                   as of November 1, 1989 between                             (9/30/95)
                   Utilities and Columbia, as modified
                   pursuant to the orders of the
                   Federal Energy Regulatory
                   Commission at Docket No. RS92-5-000
                   reported at Columbia Gas
                   Transmission Corp., 64 FERC
                   Paragraph 61,060 (1993), order on
                   rehearing, 64 FERC Paragraph 61,365
                   (1993)
----------------------------------------------------------------------------------------------------------

      10.2         Service Agreement (Rate FTS) dated       Utilities         Form 10-K         (10)o.
                   June 1, 1987 between Utilities and                         (12/31/90)
                   Columbia, as modified by Supplement
                   No. 1 dated October 1, 1988;
                   Supplement No. 2 dated November 1,
                   1989; Supplement No. 3 dated
                   November 1, 1990; Supplement No. 4
                   dated November 1, 1990; and
                   Supplement No. 5 dated January 1,
                   1991, as further modified pursuant
                   to the orders of the Federal Energy
                   Regulatory Commission at Docket No.
                   RS92-5-000 reported at Columbia Gas
                   Transmission Corp., 64 FERC
                   Paragraph 61,060 (1993), order on
                   rehearing, 64 FERC Paragraph 61,365
                   (1993)
----------------------------------------------------------------------------------------------------------

      10.3         Transportation Service Agreement         Utilities         Form 10-K         (10)p.
                   (Rate FTS-1) dated November 1, 1989                        (12/31/90)
                   between Utilities and Columbia Gulf
                   Transmission Company, as modified
                   pursuant to the orders of the
                   Federal Energy Regulatory
                   Commission in Docket No. RP93-6-000
                   reported at Columbia Gulf
                   Transmission Co., 64 FERC Paragraph
                   61,060 (1993), order on rehearing,
                   64 FERC Paragraph 61,365 (1993)
----------------------------------------------------------------------------------------------------------

      10.4         Amended and Restated Sublease               UGI            Form 10-K         10.35
                   Agreement dated April 1, 1988                              (9/30/94)
                   between Southwest Salt Co. and AP
                   Propane, Inc. (the "Southwest Salt
                   Co. Agreement")
----------------------------------------------------------------------------------------------------------

      10.5         Letter dated July 8, 1998 pursuant          UGI            Form 10-K          10.5
                   to Article 1, Section 1.2 of the                           (9/30/99)
                   Southwest Salt Co. Agreement re:
                   option to renew for period of June
                   1, 2000 to May 31, 2005 and related
                   extension notice

----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------

   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
     10.6**        UGI Corporation Directors Deferred          UGI            Form 10-K          10.6
                   Compensation Plan Amended and                              (9/30/00)
                   Restated as of January 1, 2000
----------------------------------------------------------------------------------------------------------

     10.7**        UGI Corporation 1992 Stock Option           UGI            Form 10-Q         (10)ee
                   and Dividend Equivalent Plan, as                           (6/30/92)
                   amended May 19, 1992
----------------------------------------------------------------------------------------------------------

     10.8**        UGI Corporation Annual Bonus Plan           UGI            Form 10-Q          10.4
                   dated March 8, 1996                                        (6/30/96)
----------------------------------------------------------------------------------------------------------

     10.9**        UGI Corporation Directors' Equity           UGI            Form 10-K          10.9
                   Compensation Plan Amended and                              (9/30/00)
                   Restated as of January 1, 2000
----------------------------------------------------------------------------------------------------------

     10.10**       UGI Corporation 1997 Stock Option           UGI            Form 10-Q          10.2
                   and Dividend Equivalent Plan                               (3/31/97)
----------------------------------------------------------------------------------------------------------

     10.11**       UGI Corporation 1992 Directors'             UGI            Form 10-Q         (10)ff
                   Stock Plan                                                 (6/30/92)
----------------------------------------------------------------------------------------------------------

     10.12**       UGI Corporation Senior Executive            UGI            Form 10-K         10.12
                   Employee Severance Pay Plan                                (9/30/97)
                   effective January 1, 1997
----------------------------------------------------------------------------------------------------------

     10.13**       UGI Corporation 2000 Directors'             UGI            Form 10-K         10.13
                   Stock Option Plan                                          (9/30/99)
----------------------------------------------------------------------------------------------------------

     10.14**       UGI Corporation 2000 Stock                  UGI            Form 10-Q          10.1
                   Incentive Plan                                             (6/30/00)
----------------------------------------------------------------------------------------------------------

     10.15**       1997 Stock Purchase Loan Plan               UGI            Form 10-K         10.16
                                                                              (9/30/97)
----------------------------------------------------------------------------------------------------------

     10.16**       UGI Corporation Supplemental                UGI            Form 10-Q           10
                   Executive Retirement Plan Amended                          (6/30/98)
                   and Restated effective October 1,
                   1996
----------------------------------------------------------------------------------------------------------

     10.17**       Summary of Terms of UGI Corporation         UGI            Form 10-Q           10
                   1999 Restricted Stock Awards                               (6/30/99)
----------------------------------------------------------------------------------------------------------

      10.18        Amended and Restated Credit               AmeriGas         Form 10-K          10.1
                   Agreement dated as of September 15,    Partners, L.P.      (9/30/97)
                   1997 among AmeriGas Propane, L.P.,
                   AmeriGas Propane, Inc., Petrolane
                   Incorporated, Bank of America
                   National Trust and Savings
                   Association, as Agent, First Union
                   National Bank, as Syndication Agent
                   and certain banks
----------------------------------------------------------------------------------------------------------

      10.19        First Amendment dated as of               AmeriGas         Form 10-K          10.2
                   September 15, 1998 to Amended and      Partners, L.P.      (9/30/98)
                   Restated Credit Agreement
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------

   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
                   Second Amendment dated as of March       AmeriGas         Form 10-Q          10.1
      10.20        25, 1999 to Amended and Restated       Partners, L.P.      (3/31/99)
                   Credit Agreement
----------------------------------------------------------------------------------------------------------

      10.21        Third Amendment dated as of March         AmeriGas         Form 10-Q          10.3
                   22, 2000 to Amended and Restated       Partners, L.P.      (6/30/00)
                   Credit Agreement
----------------------------------------------------------------------------------------------------------

      10.22        Fourth Amendment dated as of June         AmeriGas         Form 10-Q          10.4
                   6, 2000 to Amended and Restated        Partners, L.P.      (6/30/00)
                   Credit Agreement
----------------------------------------------------------------------------------------------------------

    10.22(a)       Fifth Amendment dated as of July          AmeriGas         Form 10-K          10.6
                   31, 2001 to Amended and Restated       Partners, L.P.      (9/30/01)
                   Credit Agreement
----------------------------------------------------------------------------------------------------------

      10.23        Intercreditor and Agency Agreement        AmeriGas         Form 10-Q          10.2
                   dated as of April 19, 1995 among       Partners, L.P.      (3/31/95)
                   AmeriGas Propane, Inc., Petrolane
                   Incorporated, AmeriGas Propane,
                   L.P., Bank of America National
                   Trust and Savings Association
                   ("Bank of America") as Agent,
                   Mellon Bank, N.A. as Cash
                   Collateral Sub-Agent, Bank of
                   America as Collateral Agent and
                   certain creditors of AmeriGas
                   Propane, L.P.
----------------------------------------------------------------------------------------------------------

    10.23(a)       First Amendment dated as of July          AmeriGas         Form 10-K          10.8
                   31, 2001 to Intercreditor and          Partners, L.P.      (9/30/01)
                   Agency Agreement dated as of April
                   19, 1995
----------------------------------------------------------------------------------------------------------

      10.24        General Security Agreement dated as       AmeriGas         Form 10-Q          10.3
                   of April 19, 1995 among AmeriGas       Partners, L.P.      (3/31/95)
                   Propane, L.P., Bank of America
                   National Trust and Savings
                   Association and Mellon Bank, N.A.
----------------------------------------------------------------------------------------------------------

    10.24(a)       First Amendment dated as of July          AmeriGas         Form 10-K         10.10
                   31, 2001 to General Security           Partners, L.P.      (9/30/01)
                   Agreement dated as of April 19, 1995
----------------------------------------------------------------------------------------------------------

      10.25        Subsidiary Security Agreement dated       AmeriGas         Form 10-Q          10.4
                   as of April 19, 1995 among AmeriGas    Partners, L.P.      (3/31/95)
                   Propane, L.P., Bank of America
                   National Trust and Savings
                   Association as Collateral Agent and
                   Mellon Bank, N.A. as Cash
                   Collateral Agent
----------------------------------------------------------------------------------------------------------

    10.25(a)       First Amendment dated as of July          AmeriGas         Form 10-K         10.12
                   31, 2001 to Subsidiary Security        Partners, L.P.      (9/30/01)
                   Agreement dated as of April 19, 1995
----------------------------------------------------------------------------------------------------------

      10.26        Restricted Subsidiary Guarantee           AmeriGas         Form 10-Q          10.5
                   dated as of April 19, 1995 by          Partners, L.P.      (3/31/95)
                   AmeriGas Propane, L.P. for the
                   benefit of Bank of America National
                   Trust and Savings Association, as
                   Collateral Agent
----------------------------------------------------------------------------------------------------------

      10.27        Trademark License Agreement dated         AmeriGas         Form 10-Q          10.6
                   April 19, 1995 among UGI               Partners, L.P.      (3/31/95)
                   Corporation, AmeriGas, Inc.,
                   AmeriGas Propane, Inc., AmeriGas
                   Partners, L.P. and AmeriGas
                   Propane, L.P.
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------

   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
      10.28        Trademark License Agreement, dated        AmeriGas         Form 10-Q          10.7
                   April 19, 1995 among AmeriGas          Partners, L.P.      (3/31/95)
                   Propane, Inc., AmeriGas Partners,
                   L.P. and AmeriGas Propane, L.P.
----------------------------------------------------------------------------------------------------------

      10.29        Stock Purchase Agreement dated May       Petrolane        Registration      10.16(a)
                   27, 1989, as amended and restated      Incorporated/     Statement No.
                   July 31, 1989, between Texas           AmeriGas, Inc.       33-69450
                   Eastern Corporation and QFB Partners
----------------------------------------------------------------------------------------------------------

      10.30        Pledge Agreement dated September            UGI            Form 10-K         10.28
                   1999 between Eastfield                                     (9/30/99)
                   International Holdings, Inc. and
                   Reiffeisen Zentralbank Osterreich
                   Aktiengesellschaft ("RZB")
----------------------------------------------------------------------------------------------------------

      10.31        Pledge Agreement dated September            UGI            Form 10-K         10.29
                   1999 between EuroGas Holdings, Inc.                        (9/30/99)
                   and RZB
----------------------------------------------------------------------------------------------------------

      10.32        Form of Guarantee Agreement dated           UGI            Form 10-K         10.30
                   September 1999 between UGI                                 (9/30/99)
                   Corporation and RZB relating to
                   loan amount of EURO 74 million
----------------------------------------------------------------------------------------------------------

      10.33        Form of Guarantee Agreement dated           UGI            Form 10-K         10.33
                   September 2000 between UGI                                 (9/30/00)
                   Corporation and RZB relating to
                   loan amount of EURO 14.9 million
----------------------------------------------------------------------------------------------------------

      10.34        Form of Guarantee Agreement dated           UGI            Form 10-K         10.34
                   September 2000 between UGI                                 (9/30/00)
                   Corporation and RZB relating to
                   loan amount of EURO 9 million
----------------------------------------------------------------------------------------------------------

    10.34(a)       Amendments dated October 11, 2001
                   to September 1999 Guarantee
                   Agreements between UGI Corporation
                   and RZB
----------------------------------------------------------------------------------------------------------

     10.35**       Description of Change of Control            UGI            Form 10-K         10.33
                   arrangements for Messrs. Greenberg,                        (9/30/99)
                   Bovaird and Mendicino
----------------------------------------------------------------------------------------------------------

     10.36**       Description of Change of Control            UGI            Form 10-K         10.34
                   arrangement for Mr. Chaney                                 (9/30/99)
----------------------------------------------------------------------------------------------------------

     10.37**       Description of Change of Control          AmeriGas         Form 10-K         10.31
                   arrangement for Mr. Bissell            Partners, L.P.      (9/30/99)
----------------------------------------------------------------------------------------------------------

     10.38**       Consulting Services Agreement dated         UGI            Form 10-K         10.38
                   as of August 1, 2000 between                               (9/30/00)
                   Stephen D. Ban and UGI Corporation
----------------------------------------------------------------------------------------------------------

     10.39**       1992 Non-Qualified Stock Option             UGI            Form 10-K         10.39
                   Plan, as amended                                           (9/30/00)
-----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------

   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
      10.40        Service Agreement for comprehensive         UGI            Form 10-K         10.40
                   delivery service (Rate CDS) dated                          (9/30/00)
                   February 23, 1998 between UGI
                   Utilities, Inc. and Texas Eastern
                   Transmission Corporation
----------------------------------------------------------------------------------------------------------

      10.41        Service Agreement for comprehensive         UGI            Form 10-K         10.41
                   delivery service (Rate CDS) dated                          (9/30/00)
                   February 23, 1999 between UGI
                   Utilities, Inc. and Texas Eastern
                   Transmission Corporation
----------------------------------------------------------------------------------------------------------

      10.42        Purchase Agreement dated January          AmeriGas          Form 8-K          10.1
                   30, 2001 and Amended and Restated      Partners, L.P.       (8/8/01)
                   on August 7, 2001 by and among
                   Columbia Energy Group, Columbia
                   Propane Corporation, Columbia
                   Propane, L.P., CP Holdings, Inc.,
                   AmeriGas Propane, L.P., AmeriGas
                   Partners, L.P., and AmeriGas
                   Propane, Inc.
----------------------------------------------------------------------------------------------------------

      10.43        Partnership Agreement of Hunlock         Utilities         Form 10-K         10.24
                   Creek Energy Ventures dated                                (9/30/01)
                   December 8, 2001 by and between UGI
                   Hunlock Development Company and
                   Allegheny Energy Supply Hunlock
                   Creek LLC
----------------------------------------------------------------------------------------------------------

      10.44        Agreement by Petrolane Incorporated      Petrolane         Form 10-K         10.13
                   and certain of its subsidiaries         Incorporated       (9/23/94)
                   party thereto ("Subsidiaries") for
                   the Sale of the Subsidiaries'
                   Inventory and Assets to the
                   Goodyear Tire & Rubber Company and
                   D.C.H., Inc., as Purchaser, dated
                   as of December 18. 1985
----------------------------------------------------------------------------------------------------------

      10.45        Purchase Agreement by and among           National          Form 8-K          10.5
                   Columbia Propane, L.P., CP                Propane          (4/19/99)
                   Holdings, Inc., Columbia Propane       Partners, L.P.
                   Corporation, National Propane
                   Partners, L.P., National Propane
                   Corporation, National Propane SPG,
                   Inc., and Triarc Companies, Inc.
                   dated as of April 5, 1999
----------------------------------------------------------------------------------------------------------

      10.46        Capital Contribution Agreement            AmeriGas          Form 8-K          10.2
                   dated as of August 21, 2001 by and     Partners, L.P.      (8/21/01)
                   between Columbia Propane, L.P. and
                   AmeriGas Propane, L.P. acknowledged
                   and agreed to by CP Holdings, Inc.
----------------------------------------------------------------------------------------------------------

      10.47        Promissory Note by National Propane       AmeriGas         Form 10-K         10.39
                   L.P., a Delaware limited               Partners, L.P.      (9/30/01)
                   partnership in favor of Columbia
                   Propane Corporation dated
                   July 19, 1999
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                         INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------

   EXHIBIT NO.                   EXHIBIT                    REGISTRANT          FILING         EXHIBIT
----------------------------------------------------------------------------------------------------------
      10.48        Loan Agreement dated July 19, 1999,       AmeriGas         Form 10-K         10.40
                   between National Propane, L.P. and     Partners, L.P.      (9/30/01)
                   Columbia Propane Corporation
----------------------------------------------------------------------------------------------------------

      10.49        First Amendment dated August 21,          AmeriGas         Form 10-K         10.41
                   2001 to Loan Agreement dated July      Partners, L.P.      (9/30/01)
                   19, 1999 between National Propane,
                   L.P. and Columbia Propane
                   Corporation
----------------------------------------------------------------------------------------------------------

      10.50        Columbia Energy Group Payment             AmeriGas         Form 10-K         10.42
                   Guaranty dated April 5, 1999           Partners, L.P.      (9/30/01)
----------------------------------------------------------------------------------------------------------

      10.51        Keep Well Agreement by and between        AmeriGas         Form 10-K         10.46
                   AmeriGas Propane, L.P. and Columbia    Partners, L.P.      (9/30/01)
                   Propane Corporation dated August
                   21, 2001
----------------------------------------------------------------------------------------------------------

      10.52        Management Services Agreement             AmeriGas         Form 10-K         10.47
                   effective as of August 21, 2001        Partners, L.P.      (9/30/01)
                   between AmeriGas Propane, Inc. and
                   AmeriGas Eagle Holdings, Inc., the
                   general partner of AmeriGas Eagle
                   Propane, L.P.
----------------------------------------------------------------------------------------------------------

       13          Pages 13 through 47 of the 2001
                   Annual Report to Shareholders
----------------------------------------------------------------------------------------------------------

       18          Letter of Arthur Andersen LLP               UGI            Form 10-Q           18
                   regarding change in accounting                             (12/31/00)
                   principles
----------------------------------------------------------------------------------------------------------

       21          Subsidiaries of the Registrant
----------------------------------------------------------------------------------------------------------

       23          Consent of Arthur Andersen LLP
----------------------------------------------------------------------------------------------------------

      *23.1        Consent of PricewaterhouseCoopers
                   LLP re: Financial Statements and
                   Supplemental Schedule of UGI
                   Utilities, Inc. Savings Plan and
                   AmeriGas Propane, Inc. Savings Plan
                   for the year ended December 31, 2001
----------------------------------------------------------------------------------------------------------

       *99         Financial Statements and
                   Supplemental Schedule of UGI
                   Utilities, Inc. Savings Plan and
                   AmeriGas Propane, Inc. Savings Plan
                   for the year ended December 31, 2001
----------------------------------------------------------------------------------------------------------

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

                                       UGI CORPORATION



Date:   June 27, 2002                  By:    /s/ Anthony J. Mendicino
                                              --------------------------------
                                              Anthony J. Mendicino
                                              Vice President - Finance
                                              and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------

23.1                    Consent of PricewaterhouseCoopers LLP re: Financial
                        Statements and Supplemental Schedule of UGI Utilities,
                        Inc. Savings Plan and AmeriGas Propane, Inc. Savings
                        Plan for the year ended December 31, 2001.


99                      Financial Statements and Supplemental Schedule of UGI
                        Utilities, Inc. Savings Plan and AmeriGas Propane,
                        Inc. Savings Plan for the year ended December 31,
                        2001.