Form 10-K
period 2002-09-30
UGI CORP /PA/
filed 2002-12-24
CIK 884614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                         Commission file number 1-11071

                                 UGI CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Pennsylvania                    23-2668356
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                 460 North Gulph Road, King of Prussia, PA 19406
                    (ADDRESS OF PRINCIPAL OFFICES) (ZIP CODE)

                                 (610) 337-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF CLASS                               NAME OF EACH EXCHANGE
                                                   ON WHICH REGISTERED

Common Stock, without par value            New York Stock Exchange, Inc.
                                           Philadelphia Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:      None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on November 29, 2002 was $999,593,248.

At November 29, 2002 there were 27,723,257 shares of UGI Corporation Common Stock issued and outstanding.

Documents Incorporated By Reference: Portions of the Annual Report to Shareholders for the year ended September 30, 2002 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 2003 are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |
================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I:                     BUSINESS.......................................................................      2

           Items 1 And 2.   Business and Properties........................................................      2

                            AmeriGas Propane Business......................................................      3

                            Utility and Electric Operations................................................     11

                            UGI Enterprises, Inc...........................................................     20

                                -    Domestic Businesses ..................................................     20

                                -    International Businesses .............................................     21

           Item 3.          Legal Proceedings..............................................................     24

           Item 4.          Submission of Matters to a Vote of Security Holders............................     26

PART II:                    SECURITIES AND FINANCIAL INFORMATION...........................................     26

           Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters..........     26

           Item 6.          Selected Financial Data........................................................     28

           Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                            Operations.....................................................................     29

           Item 7a.         Quantitative and Qualitative Disclosures About Market Risk.....................     29

           Item 8.          Financial Statements and Supplementary Data....................................     29

           Item 9.          Changes in and Disagreements with Accountants on Accounting and
                            Financial Disclosure ..........................................................     29

PART III:                   UGI MANAGEMENT AND SECURITY HOLDERS............................................     30

           Item 10.         Directors and Executive Officers of Registrant.................................     31

           Item 11.         Executive Compensation.........................................................     31


                                       (i)

                                                                                                               PAGE
                                                                                                               ----
           Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related
                            Stockholder Matters............................................................     31

           Item 13.         Certain Relationships and Related Transactions.................................     31

           Item 14.         Controls and Procedures........................................................     34

PART IV:                    ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS.....................................     34

           Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............     34

                            Signatures.....................................................................     44

                            Certifications.................................................................     46

                            Index to Financial Statements and Financial Statement Schedules................    F-2


                                      (ii)

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

      We conduct our domestic propane distribution business through AmeriGas Partners, L.P., ("AmeriGas Partners" or the "Partnership"), which is the nation's largest retail propane distributor. AmeriGas Partners conducts its business through its direct and indirect subsidiaries, AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas Eagle Propane, L.P. ("Eagle OLP," and together with AmeriGas OLP, the "Operating Partnership"). Eagle OLP has a less-than-one percent minority limited partner. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership. Common Units trade on the New York Stock Exchange under the symbol "APU." We have a majority ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company's Consolidated Financial Statements.

      Our subsidiary UGI Utilities, Inc. ("UGI Utilities," or "Utilities") owns and operates a natural gas distribution utility ("Gas Utility") and an electric distribution utility ("Electric Utility") in eastern Pennsylvania. Utilities is the successor to a business founded in 1882. It serves approximately 286,000 natural gas customers and approximately 61,500 electric customers. In response to state deregulation legislation, effective October 1, 1999, Utilities' transferred its electric generation assets to a non-utility subsidiary, UGI Development Company ("UGID"). UGID contributed certain electric generation assets to a non-utility generation joint venture with a subsidiary of Allegheny Energy, Inc. in December 2000. Utilities' interests in electricity generating facilities, together with Electric Utility, are referred to herein as "Electric Operations."

      UGI Enterprises, Inc. ("Enterprises") conducts domestic and international energy-related businesses through subsidiaries. UGI Energy Services, Inc. markets natural gas, oil and electricity in the Mid-Atlantic region under the trade name GASMARK(R). UGI HVAC Enterprises, Inc. operates a heating and cooling installation and service business in the Mid-Atlantic region. Enterprises conducts its international propane distribution business through wholly-owned subsidiaries and joint ventures. It owns FLAGA GmbH, the largest retail propane distributor in Austria and one of the largest suppliers in the Czech Republic and Slovakia. In March 2001, Enterprises acquired an approximate 20% interest in Elf Antargaz, S.A. ("Antargaz"), one of the largest distributors of propane in France. Enterprises also participates in a propane distribution joint venture in China. We expect Enterprises to continue to evaluate and develop new related and complementary business opportunities for us.

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

                            AMERIGAS PROPANE BUSINESS

      Our domestic propane distribution business is conducted through AmeriGas Partners. Upon completion of the Columbia Propane acquisition described below, we became the largest retail propane distributor in the United States, based on retail volume. The Partnership operates from approximately 650 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our majority interest in the income or loss of the Partnership, due to the publicly-owned limited partner interest. See Note 1 to the Company's Consolidated Financial Statements.

      On August 21, 2001, AmeriGas OLP acquired the propane distribution businesses of Columbia Energy Group. These businesses were conducted through Columbia Propane Corporation and its approximate 99% owned subsidiary, Columbia Propane, L.P. Prior to the acquisition, Columbia Propane, based in Richmond, Virginia, was the seventh largest retail propane marketer in the United States, selling approximately 308 million gallons annually from 186 locations in 29 states. Following the acquisition, Columbia Propane, L.P. changed its name to AmeriGas Eagle Propane, L.P. and Columbia Propane Corporation changed its name to AmeriGas Eagle Propane, Inc. Both entities do business under the trade name AmeriGas(R). During fiscal year 2002, the Partnership completed the integration of the Columbia district locations, which included consolidating 90 Columbia locations with AmeriGas districts. AmeriGas OLP and the General Partner own more than 99% of Eagle OLP and an unaffiliated third party retains the remaining interest. See Note 2 to the Company's Consolidated Financial Statements.

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

PRODUCTS, SERVICES AND MARKETING

      As of September 30, 2002, the Partnership distributed propane to approximately 1.2 million customers from approximately 650 district locations in 46 states. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 79% of the Partnership's fiscal year 2002 sales (based on gallons sold) were to retail accounts and approximately 21% were to wholesale customers. Sales to residential customers in fiscal 2002 represented approximately 41% of retail gallons sold; industrial/commercial customers 38%; motor fuel customers 13%; and agricultural customers 8%. Residential customers represented 52% of the Partnership's total propane margin. No single customer accounts for 5% or more of the Partnership's consolidated revenues.

      In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The Partnership continues to expand its PPX(R) program. At September 30, 2002, PPX(R) was available at approximately 15,600 retail locations throughout the country. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

      The PPX Prefilled Propane Xchange program ("PPX(R)") enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home centers and grocery and convenience stores. During fiscal year 2002, the Partnership introduced PPX(R) Plus. PPX(R) Plus cylinders are equipped with a special overfill protection device ("OPD") required by the National Fire Protection Association ("NFPA"). Sales of our PPX(R) Plus grill cylinders to retailers are included in the commercial/industrial market.

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

PROPANE SUPPLY AND STORAGE

      The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2002, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. Approximately 80% of the volume purchased under those agreements was from 10 suppliers, including Dynegy Midstream Services (approximately 21%); Enterprise Products Operating LP and its affiliate Canadian Enterprises Gas Products Ltd. (approximately 20%); and BP Products North America Inc. and its affiliate BP Marketing Inc. (approximately 15%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and crude oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2003. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from Dynegy, Enterprise Products and BP, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2002. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

      The Partnership's supply contracts are generally made under one- or two-year agreements subject to annual review. During fiscal year 2002, 90% of those contracts provided for pricing based upon posted prices at the time of delivery or index formulas based on the the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Pennsylvania, Virginia and several other states.

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

      The following graph shows the average prices of propane on the propane spot market during the last six fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

                Mont Belvieu    Conway
       Oct-96       51.57       51.53
       Dec-96       61.04       84.29
       Feb-97       38.71       39.02
       Apr-97       34.88       35.26
       Jun-97       34.43       35.86
       Aug-97       37.03       36.53
       Oct-97       39.83       37.32
       Dec-97       33.57       31.36
       Feb-98       29.79       28.32
       Apr-98       29.06       29.47
       Jun-98       24.42       24.84
       Aug-98       24.12       23.87
       Oct-98       25.72       24.57
       Dec-98       20.89       18.72
       Feb-99       22.43       20.58
       Apr-99       28.26       27.58
       Jun-99       30.95       28.68
       Aug-99       40.51       37.56
       Oct-99       45.46       43.39
       Dec-99       42.83       35.10
       Feb-00       59.72       47.26
       Apr-00       46.88       43.64
       Jun-00       55.47       56.22
       Aug-00       58.54       63.52
       Oct-00       61.82       64.05
       Dec-00       77.63       79.75
       Feb-01       59.39       63.03
       Apr-01       54.37       60.26
       Jun-01       43.17       47.70
       Aug-01       41.54       45.71
       Oct-01       39.48       44.19
       Dec-01       30.43       30.34
       Feb-02       31.20       27.92
       Apr-02       41.52       40.07
       Jun-02       37.51       35.25
       Aug-02       41.49       41.53

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

      The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX(R) program (through which consumers can exchange an empty propane grill cylinder for a filled one) and national accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

      The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing customer service, maintaining competitive retail prices and controlling operating expenses.

      Based on the most recent annual survey by the American Petroleum Institute, the 2001 domestic retail market for propane (annual sales for other than chemical uses) was approximately 11.4 billion gallons and, based on LP-GAS magazine rankings, 2001 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 38% of domestic retail sales. Management believes the Partnership's 2002 retail volume represents approximately 10% of the domestic retail market.

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

PROPERTIES

      As of September 30, 2002, the Partnership owned approximately 84% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane. In Virginia, the Partnership has a 50% indirect equity interest in a 476,000 barrel refrigerated, above-ground import terminal.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2002, the Partnership operated a transportation fleet with the following assets:

        QUANTITY & EQUIPMENT TYPE                     % OWNED       % LEASED
            478      Trailers                           70             30
            162      Tractors                           42             58
            160      Railroad tank cars                  0            100
          3,192      Bobtail trucks                     32             68
            555      Rack trucks                        33             67
          2,505      Service and delivery trucks        34             66

Other assets owned at September 30, 2002 included approximately 1.3 million stationary storage tanks with typical capacities of 100 to 1,000 gallons and approximately 1.8 million portable propane cylinders with typical capacities of 4 to 100 gallons. The Partnership also owned approximately 8,800 large volume tanks which are used for its own storage requirements. AmeriGas OLP has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 67% of the Partnership's property, plant and equipment.

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

SEASONALITY

      Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 57% of the Partnership's fiscal year 2002 retail sales volume and approximately 78% of its earnings before interest expense, income taxes, depreciation and amortization occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

      All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, NFPA Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. Effective April 1, 2002, NFPA Pamphlet No. 58 requires portable propane cylinders to be equipped with OPD. Although NFPA 58 has not yet been adopted in all states, the Partnership complies with the OPD requirements throughout the United States. The Partnership maintains various permits under environmental laws that are necessary to operate certain of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

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

EMPLOYEES

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2002, the General Partner had approximately 6,300 employees, including approximately 300 temporary and part-time employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

                         UTILITY AND ELECTRIC OPERATIONS

      Our utility business is conducted by UGI Utilities, Inc., a wholly owned subsidiary. Utilities operates its business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). Utilities also owns interests in electricity generating facilities in Pennsylvania, which, together with Electric Utility, are referred to herein as "Electric Operations." All of these businesses are described below.

GAS UTILITY

NATURAL GAS CHOICE AND COMPETITION ACT

      On June 22, 1999, Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act") was signed into law. The purpose of the Gas Competition Act was to provide all natural gas consumers in Pennsylvania with the ability to purchase their gas supplies from the supplier of their choice. Under the Gas Competition Act, local distribution companies ("LDCs") like Gas Utility may continue to sell gas to customers, and such sales of gas, as well as distribution services provided by LDCs, continue to be subject to price regulation by the PUC.

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

      On October 1, 1999, Gas Utility filed its restructuring plan with the PUC pursuant to the Gas Competition Act. On June 29, 2000, the PUC entered its order ("Gas Restructuring Order") approving Gas Utility's restructuring plan substantially as filed. Gas Utility designed its restructuring plan to ensure reliability of gas supply deliveries to Gas Utility on behalf of residential and small commercial and industrial customers. In addition, the plan changed Gas Utility's base rates for firm customers. It also changed the calculation of purchased gas cost rates. See "Utility Regulation and Rates."

      Since October 1, 2000, all of Gas Utility's customers have had the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. During fiscal year 2002, two third-party suppliers qualified to serve residential or small commercial and industrial customers in Gas Utility's service territory. Together, they are serving approximately 2,400 customers. Management believes none of the Gas Competition Act, the Gas Restructuring Order, or commodity sales to core-market customers by third party suppliers will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

      Gas Utility distributes natural gas to approximately 286,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,700 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

      System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2002 fiscal year was approximately 70.5 billion cubic feet ("bcf"). System sales of gas accounted for approximately 41% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 59% of system throughput. Based on industry data for 2000, residential customers account for approximately 31% of total system throughput by LDCs in the United States. By contrast, for the 2002 fiscal year, Gas Utility's residential customers represented 24% of its total system throughput.

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

GAS SUPPLY CONTRACTS

      During fiscal year 2002, Gas Utility purchased approximately 28 bcf of natural gas for sale to customers. Approximately 90% of the volumes purchased were supplied under agreements with six major suppliers. The remaining 10% of gas purchased was supplied by over 30 producers and marketers. Gas supply contracts are generally no longer than one year.

      In fiscal year 2002, as a result of changing market conditions following the bankruptcy of Enron Corp., a number of suppliers that Utilities formerly did business with exited the wholesale trading market. This development did not significantly impact Utilities' ability to secure gas supplies.

SEASONAL VARIATION

      Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 57% of fiscal year 2002 throughput and approximately 68% of earnings before interest expense, income taxes, depreciation and amortization occurred during the winter season from November through March.

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

      In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this since 1982. As of October 2002, two marketers have qualified to serve residential and small commercial and industrial customers. Together they serve approximately 2,400 customers. Gas Utility provides transportation services for residential and small commercial and industrial customers who purchase natural gas from others.

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

OUTLOOK FOR GAS SERVICE AND SUPPLY

      Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2003. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers.

      During fiscal year 2002, Gas Utility supplied transportation service to two major cogeneration installations and three electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,200 residential heating customers during fiscal year 2002, which represented a record annual increase. Of those new customers, new home construction accounted for over 7,100 heating customers. Customers converting from other energy sources, primarily oil and electric, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was over 1,100.

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

ELECTRIC OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

      On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility generally may not increase prices for electric generation as long as stranded costs are being recovered through the CTC. In accordance with the restructuring proceedings discussed below, Utilities collected a CTC from commercial and industrial customers until September 2002 and expects to collect from all other distribution customers until May 2003. Under the ECC Act,

Electric Utility is obligated to provide energy at the capped rates to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

      On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Electric Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over a four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%.

      The PUC approved a settlement establishing rules for Electric Utility Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively, the "POLR Settlement") under which Electric Utility terminated stranded cost recovery through its CTC from commercial and industrial ("C&I") customers on July 31, 2002, and from residential customers on October 31, 2002, and is no longer subject to the statutory rate caps as of August 1, 2002 for C&I customers and as of November 1, 2002 for residential customers. Charges for generation service will (1) initially be set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times up to certain specified caps through December 2004; and
(3) may be set at market rates thereafter. Electric Utility may also offer multiple year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges.

SERVICE AREA; SALES ANALYSIS

      Electric Utility supplies electric service to approximately 61,500 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2002, about 52% of sales volume came from residential customers, 36% from commercial customers and 12% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 1% of fiscal year 2002 sales volume.

SOURCES OF SUPPLY

      Effective October 1, 1999, Utilities transferred its electric generation assets to its non-utility subsidiary, UGI Development Company ("UGID"). These generation assets consisted principally of Utilities' Hunlock generating station ("Hunlock Station"), located near Kingston, Pennsylvania and its 1.11% interest in the Conemaugh generating station ("Conemaugh Station"), located near Johnstown, Pennsylvania. Effective December 8, 2000, UGID entered into a partnership ("Energy Ventures") with a subsidiary of Allegheny Energy, Inc. for the purpose of owning and operating electric generation facilities. UGID contributed Hunlock Station, coal inventory and $6 million to the partnership and Allegheny contributed a 44 megawatt gas combustion electric generator. UGID has the right to purchase half the output of Energy Ventures' generation at cost. During fiscal year 2002, Electric Utility purchased approximately 28% of its energy requirements from UGID. Effective October 1, 2002, Electric Utility has generation supply contracts in place for substantially all of its expected on-peak energy requirements through fiscal year 2004. UGID plans to market the electric generation it controls to third parties.

      Electric Utility distributes both electricity that it purchases from others (including UGID) and electricity that customers purchase from other suppliers. At September 30, 2002, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future.

ENVIRONMENTAL FACTORS

      Energy Ventures' operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Resources ("DER") with respect to stack emissions. Under the Federal Water Pollution Control Act, UGID has a permit from the DER to discharge water from Hunlock Station into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

SEASONALITY

      Sales and distribution of electricity for residential heating purposes accounted for approximately 19% of the total sales of Electric Utility during fiscal year 2002. Electricity competes with natural gas, oil, propane and other heating fuels in this use. Approximately 51% of volume occurred during the six coldest months of fiscal year 2002 (November through April), demonstrating modest seasonality favoring winter due to the use of electricity for residential heating purposes.

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

      Effective December 1, 2001, Gas Utility was required to reduce its purchased gas cost rates to core market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for core-market customers. As a result of these changes in its regulated rates, since December 1, 2001, Gas Utility's operating results have been more sensitive to heating season weather and less sensitive to the market prices of alternative fuel than in the past.

      BASE RATES

      As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 4 to the Company's Consolidated Financial Statements.

      PURCHASED GAS COST RATES

      Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, the Gas Restructuring Order provided for ongoing adjustments to Gas Utilities' PGC rates, commencing December 1, 2001, to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

      Electric Utility's rates for electric generation are frozen through approximately July 2003 for commercial and industrial customers and approximately May 2004 for residential customers. After these dates and through December 2004, Electric Utility can increase generation rates by up to 5% of the total rate for distribution, transmission and generation. See "Electricity Generation Customer Choice and Competition Act." The ECC Act obligates Electric Utility to act as "provider of last resort" to customers who do not choose alternate generation suppliers.

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

      Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants." The electric generation activities of Utilities are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Electric Operations - Environmental Factors."

EMPLOYEES

      At September 30, 2002, Utilities and its subsidiaries had approximately 1,100 employees.

                              UGI ENTERPRISES, INC.

      UGI Enterprises, Inc. is a wholly owned subsidiary of UGI that was formed in 1994. Through its subsidiaries, Enterprises develops energy-related businesses for us in the United States and abroad as described below.

DOMESTIC BUSINESSES

      NATURAL GAS AND ELECTRICITY MARKETING

      UGI Energy Services, Inc. ("Energy Services"), conducts a non-utility energy marketing business under the trade names GASMARK(R) and POWERMARK(R) ("GASMARK"). GASMARK(R) sells natural gas directly to approximately 3,600 commercial and industrial customers in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, Ohio and the District of Columbia through the transportation systems of 20 utility systems. Energy Services also sells fuel oil and has the ability to sell electricity to commercial and industrial customers in Pennsylvania. During fiscal year 2001, GASMARK(R) significantly increased its size by acquiring the gas marketing operations of PG Energy, a unit of Southern Union Corp., and Conectiv Energy. These acquisitions added approximately 900 customers to GASMARK(R)'s customer base and increased its natural gas sales volume over 50%.

      The gas marketing business is a high revenue, low margin business. A majority of GASMARK's commodity sales are made under fixed price agreements. We manage supply cost volatility related to these agreements by entering into exchange-traded natural gas futures contracts and fixed-price supply arrangements. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. GASMARK also bears the risk for balancing and delivering natural gas to its customers under various pipelines and LDC tariffs. Failure to meet these guidelines can result in additional expense in the form of penalties, which can be substantial in relation to GASMARK's results of operations.

      Credit is another risk factor in the commodity marketing business. GASMARK bears the risks of customer defaults and supplier non-performance on commodity and pipeline capacity contracts. GASMARK seeks to mitigate risk of supplier defaults by diversifying its supply and pipeline transportation purchases across a number of suppliers. GASMARK also requires credit support from customers in higher-risk transactions. This credit support can take the form of prepayments, bonds and letters of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures."

      In fiscal year 2002, Energy Services acquired a liquefied natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania and propane storage and propane-air mixing stations in Bethlehem, Reading and Steelton, Pennsylvania. These plants were formerly owned by Utilities. Utilities has a call on a majority of the winter capacity of these facilities through

March 2004 at a PUC-approved formula price. Energy Services is able to make opportunistic off-peak sales of LNG from these facilities at market prices.

      HVAC SERVICE

      UGI HVAC Enterprises, Inc. ("HVAC") was acquired by Enterprises in September 2000. Together with its subsidiary, McHugh Service Company, HVAC conducts a heating, ventilation and air-conditioning service business serving portions of Utilities' gas service area and adjacent market areas, including the City of Philadelphia and portions of northern Delaware. It serves more than 70,000 customers in residential, commercial and new construction markets. During fiscal year 2002, HVAC generated approximately $36 million in revenues and employed over 300 people.

      RETAIL HEARTH PRODUCTS

      Enterprises opened its first Hearth USA(TM) retail store in September 1999. The store was the nation's first large-scale retailer of hearth, grill and spa products together with installation services. In September 2001, after evaluating prospects for Hearth USA(TM) in light of the weak retail environment and the amount of capital required to expand beyond the pilot phrase, we committed to close the two Hearth USA(TM) stores and cease all operations by the end of October 2001. See Note 16 to the Company's Consolidated Financial Statements.

INTERNATIONAL BUSINESSES

      FLAGA GMBH

      In September 1999, subsidiaries of Enterprises acquired all of the stock of Flaga GmbH, a privately-held company founded in 1947. FLAGA distributes propane, butane and propane/butane mix ("LPG") in Austria, the Czech Republic and Slovakia for residential, commercial, industrial and autogas applications. During fiscal year 2002, FLAGA distributed approximately 36 million gallons of LPG. FLAGA operates from 6 distribution locations in Austria, 1 in the Czech Republic and 2 in Slovakia. In addition, FLAGA has 7 sales offices in the Czech Republic. As of September 30, 2002, FLAGA had a total of 350 employees of which 165 were located in Austria, 152 in the Czech Republic and 33 in Slovakia.

      FLAGA has the largest propane distribution market position in Austria with an estimated 35% market share, serving residential, commercial and industrial customers. The retail propane industry in Austria is mature, with only modest growth in propane demand foreseen. Historically, residential customers generally commit to prepaid long-term tank rental agreements. Competition for new customer installations is based on the terms and conditions of tank leases as well as on product prices. Much of FLAGA's Austrian cylinder business is conducted through approximately 600 neighborhood resellers with whom FLAGA has long business relationships. FLAGA competes with other propane marketers and with other sources of energy, principally natural gas and wood.

      The Czech market for LPG, which currently represents about 32% of FLAGA's total volume, is growing approximately 4% to 6% per year. FLAGA entered the Czech market in 1994 when it purchased a portion of the formerly state-run LPG company from the Czech government as part of its privatization plan. FLAGA's main facility in the Czech Republic is its bulk storage and cylinder filling and repair plant in Hustopece, located in the southeast quadrant of the Czech Republic. FLAGA estimates its market share in the Czech Republic at approximately 15%, ranking it third in the country.

      The Slovak market for LPG has been growing significantly in the area of autogas sales volume in the last two years. FLAGA estimates that its share of the LPG market in Slovakia ranks it third in the country.

      CHINAGAS PARTNERS

      During 1998, Enterprises formed ChinaGas Partners, L.P. ("ChinaGas") with affiliates of Energy Transportation Group, Inc. to develop, build and operate LPG projects in the People's Republic of China. On October 28, 1998, ChinaGas and its wholly owned subsidiary together acquired 50% of the shares of an existing Chinese company known as the Nantong Huayang LPG Port Co., Ltd. ("Port Company") which operated an integrated LPG business, including an import terminal and distribution business, serving the provinces along the lower and middle reaches of the Yangtze River. By acquiring local distributors and integrating them with existing operations we are adding retail sales to the Port Company's operations. The other shareholders in the Port Company are China National Chemical Supply & Sales Corporation and two of its affiliates. Our effective ownership interest in the Port Company is 25%. On August 1, 2002, shareholders of the Port Company agreed to split the company into two separate companies, subject to government approval: a terminal company owned completely by China National Chemical Supply & Sales Corporation and a retail distribution company owned by ChinaGas. Upon receipt of government approval, Enterprises' ownership interest in the distribution business will be 50%.

      ANTARGAZ

      In March 2001, UGI France, Inc., together with Paribas Affaires Industrielles ("PAI") and Medit Mediterranea GPL, S.r.l. ("Medit"), acquired the stock and certain related assets of Antargaz, one of the largest distributors of LPG in France. We acquired an approximate 20% interest, PAI an approximate 68% interest, Medit an approximate 10% interest and certain members of Antargaz management, the remaining interest. PAI is a leading private equity fund manager in Europe with strong management and financial skills and Medit is a supplier of logistics services to the LPG industry in Europe, primarily Italy. During fiscal year 2002, Antargaz sold approximately 358 million gallons of LPG. Due, in part, to our membership on the Board of Directors of Antargaz, we believe we have significant influence over the company's operating and financial policies.

      Antargaz has an approximate 25% market share in France. The French LPG market is characterized by modest growth, about 1% per year, and stable market conditions. Antargaz serves nearly one million customers using a logistical system that includes ten major import/storage facilities, 30 bulk storage depots and 16 cylinder filling plants. Antargaz's customer base consists of residential, commercial, agricultural and motor fuel accounts which use LPG for space heating, cooking, water heating, process heat and transportation.

                          BUSINESS SEGMENT INFORMATION

      The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's business segments for the 2002, 2001 and 2000 fiscal years appears in Note 21 to the Consolidated Financial Statements contained in our 2002 Annual Report to Shareholders and is incorporated in this Report by reference.

                                    EMPLOYEES

      At September 30, 2002, UGI and its subsidiaries had approximately 8,200 employees.

ITEM 3.  LEGAL PROCEEDINGS

      With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

      In the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, by 1953, UGI Utilities had divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

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

      Fishbein Family Partnership v. PPG Industries, Inc., et al. In July 1993, Public Service Electric and Gas Company ("PSE&G") joined Utilities as a third-party defendant in a civil action in the United States District Court for the District of New Jersey, seeking damages as a result of contamination relating to the former manufactured gas plant operations at Halladay Street in Jersey City, New Jersey. The case principally involved claims by the Fishbein Family Partnership against PPG Industries, Inc. for damages associated with chemical contamination unrelated to gas plant operations. In November 2001, the parties agreed voluntarily to dismiss all claims by and against PSE&G without prejudice. All claims against Utilities have been dismissed, although they could be re-instituted in the future.

      Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities, Inc. in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former manufactured gas plant sites in eleven communities in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the plants prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd has stated that the cost of remediation at two of the sites, Tarrytown and White Plains, could exceed $20 million and $10 million respectively. ConEd has not provided specific estimates of costs at the remainder of the sites and Utilities has no other information on which to base estimates. Utilities continues to investigate its involvement at these sites and is defending the claim.

      EnergyNorth Natural Gas, Inc. v. UGI Utilities, Inc. By letter dated October 26, 2000, EnergyNorth Natural Gas, Inc. ("EnergyNorth") notified Utilities that it had filed suit in the United States District Court for the District of New Hampshire, seeking contribution from Utilities for response and remediation costs associated with contamination on the site of a former MGP allegedly operated by former subsidiaries of Utilities. EnergyNorth has not stated the amount of the costs and has provided no information on which Utilities could make an estimate. Utilities is actively defending the suit.

      Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary operated a MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that the subsidiary's separate corporate form should be disregarded.

RELATED MATTER

      UGI Utilities, Inc. v. Insurance Co. of North America, et. al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Associated Electric and Gas Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. To date, Utilities has recovered a significant portion of its claims through settlements with most of the defendants, including AEGIS. The court has not yet set a date for trial of the claims against the remaining defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2002.

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

PART II: SECURITIES AND FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our Common Stock is traded on the New York and Philadelphia stock exchanges under the symbol "UGI." The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

         2002 FISCAL YEAR                HIGH                     LOW
         4th Quarter                  $36.760                 $25.670
         3rd Quarter                   33.210                  29.400
         2nd Quarter                   31.490                  27.090
         1st Quarter                   31.530                  26.690

         2001 FISCAL YEAR                HIGH                     LOW

         4th Quarter                  $29.480                 $25.120
         3rd Quarter                   27.900                  24.200
         2nd Quarter                   25.375                  22.500
         1st Quarter                   26.312                  21.375

DIVIDENDS

      Quarterly dividends on our Common Stock were paid in the 2002 and 2001 fiscal years as follows:

         2002 FISCAL YEAR                          AMOUNT
         4th Quarter                              $0.4125
         3rd Quarter                               0.4000
         2nd Quarter                               0.4000
         1st Quarter                               0.4000

         2001 FISCAL YEAR                          AMOUNT

         4th Quarter                              $0.4000
         3rd Quarter                               0.3875
         2nd Quarter                               0.3875
         1st Quarter                               0.3875

HOLDERS

      On December 13, 2002, UGI had 10,054 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (a)

                                                                                       Year Ended
                                                                                      September 30,
                                                             --------------------------------------------------------------
                                                                2002         2001         2000         1999         1998
                                                             ----------   ---------    ----------   ----------   ----------
                                                                     (Millions of dollars, except per share amounts)
FOR THE PERIOD:
INCOME STATEMENT DATA:
         Revenues                                            $  2,213.7   $  2,468.1   $  1,761.7   $  1,383.6   $  1,439.7
                                                             ==========   ==========   ==========   ==========   ==========
         Income before accounting changes                    $     75.5   $     52.0   $     44.7   $     55.7   $     40.3
         Cumulative effect of accounting changes (b)                  -          4.5            -            -            -
                                                             ----------   ---------    ----------   ----------   ----------
         Net income (c)                                      $     75.5   $     56.5   $     44.7   $     55.7   $     40.3
                                                             ==========   ==========   ==========   ==========   ==========
         Earnings per common share - basic
              Income before accounting changes               $     2.74   $     1.91   $     1.64   $     1.74   $     1.22
              Cumulative effect of accouting changes, net             -         0.17            -            -            -
                                                             ----------   ---------    ----------   ----------   ----------
              Net income - basic                             $     2.74   $     2.08   $     1.64   $     1.74   $     1.22
                                                             ==========   ==========   ==========   ==========   ==========
         Earnings per common share - diluted
              Income before accounting changes               $     2.70   $     1.90   $     1.64   $     1.74   $     1.22
              Cumulative effect of accouting changes, net             -         0.16            -            -            -
                                                             ----------   ---------    ----------   ----------   ----------
              Net income - diluted (c) (d)                   $     2.70   $     2.06   $     1.64   $     1.74   $     1.22
                                                             ==========   ==========   ==========   ==========   ==========
         Cash dividends declared per common share            $    1.625   $    1.575   $    1.525   $     1.47   $     1.45
                                                             ==========   ==========   ==========   ==========   ==========
AT PERIOD END:
BALANCE SHEET DATA:
         Total assets                                        $  2,614.4   $  2,550.2   $  2,275.8   $  2,140.5   $  2,074.6
                                                             ==========   ==========   ==========   ==========   ==========
         Capitalization:
             Debt:
               Bank loans - AmeriGas Propane                 $     10.0   $        -   $     30.0   $     22.0   $     10.0
               Bank loans - UGI Utilities                          37.2         57.8        100.4         87.4         68.4
               Bank loans - other                                   8.6         10.0          4.3         11.6            -
               Long-term debt (including current maturities):
                    AmeriGas Propane                              945.8      1,005.9        857.2        744.7        709.0
                    UGI Utilities                                 248.4        208.4        172.9        180.0        187.2
                    Other                                          81.5         80.9         85.5         91.6          8.2
                                                             ----------   ----------   ----------   ----------   ----------
              Total debt                                        1,331.5      1,363.0      1,250.3      1,137.3        982.8
                                                             ----------   ----------   ----------   ----------   ----------
              Minority interests in AmeriGas Partners             276.0        246.2        177.1        209.9        236.5
              UGI Utilities preferred stock subject
                  to mandatory redemption                          20.0         20.0         20.0         20.0         20.0
              Common stockholders' equity                         317.3        255.6        247.2        249.2        367.1
                                                             ----------   ----------   ----------   ----------   ----------
         Total capitalization                                $  1,944.8   $  1,884.8   $  1,694.6   $  1,616.4   $  1,606.4
                                                             ==========   ==========   ==========   ==========   ==========
RATIO OF CAPITALIZATION:
         Total debt                                                68.5%        72.3%        73.8%        70.4%        61.2%
         Minority interest                                         14.2%        13.1%        10.5%        13.0%        14.7%
         UGI Utilities preferred stock                              1.0%         1.1%         1.2%         1.2%         1.2%
         Common stockholders' equity                               16.3%        13.5%        14.5%        15.4%        22.9%
                                                             ----------   ----------   ----------   ----------   ----------
                                                                  100.0%       100.0%       100.0%       100.0%       100.0%
                                                             ==========   ==========   ==========   ==========   ==========

(a) Arthur Andersen LLP audited our consolidated financial statements for 2001, 2000, 1999 and 1998. See Item 15 - Notice Regarding Arthur Andersen LLP.

(b) Includes cumulative effect of accounting changes associated with (1) the Partnership's changes in accounting for tank fee revenue and tank installation costs and (2) the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Notes 1 and 3 to Consolidated Financial Statements).

(c) Pro forma net income and diluted earnings per share after applying retroactively the Partnership's changes in accounting for tank installation costs and tank fee revenue are as follows: 2000-$44.6 and $1.64; 1999-$55.9 and $1.75; 1998-$39.7 and $1.20, respectively.

(d) SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted effective October 1, 2001. Net income and net income per diluted share adjusted to reflect the impact of SFAS No. 142 as if it had been adopted at the beginning of the periods presented are as follows: 2001-$70.5 and $2.58; 2000-$59.4 and $2.18; 1999-$68.9 and $2.15; 1998-$53.9 and $1.63,
     respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 25 of UGI's 2002 Annual Report to Shareholders, is incorporated in this report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on pages 22 and 23 of the UGI 2002 Annual Report to Shareholders and are incorporated in this Report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated in this Report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During fiscal year 2002, UGI engaged a new independent auditor, PricewaterhouseCoopers LLP. The information required by Item 9 is incorporated in this Report by reference to UGI's Current Report on Form 8-K dated May 21, 2002.

PART III: UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 13.

      In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12 and 13 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2003:

                                                    CAPTIONS OF PROXY STATEMENT
          INFORMATION                               INCORPORATED BY REFERENCE
Item 10.  Directors and Executive                   Election of Directors - Nominees
          Officers of Registrant

Item 11.  Executive Compensation.                   Compensation of Executive Officers
          Compensation of Directors                 Compensation of Directors

Item 12.  Security Ownership of                     Securities Ownership of
          Certain Beneficial                          Certain Beneficial Owners
          Owners and Management                     Securities Ownership of Management
          and Related Stockholder Matters

EQUITY COMPENSATION PLANS

      The following table sets forth information as of the end of the Company's 2002 fiscal year with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                                                                             NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                              NUMBER OF SECURITIES TO BE        WEIGHTED AVERAGE             FOR FUTURE ISSUANCE
                                 ISSUED UPON EXERCISE           EXERCISE PRICE OF         UNDER EQUITY COMPENSATION
                               OF OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,      PLANS (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS           WARRANTS AND RIGHTS         REFLECTED IN COLUMN (A))
       PLAN CATEGORY                     (A)                           (B)                            (C)
       -------------          --------------------------       --------------------      ---------------------------
Equity compensation plans             1,662,290    (1)               $   23.57                        491,836
approved by security                    512,650    (2)               $       0                         34,810    (3)
holders

Equity compensation plans
not approved by security                224,220    (4)               $   24.96                        463,000
holders                                   2,800    (5)               $       0                              0
                                      ---------                      ---------                        -------
Total                                 2,401,960                      $   23.74                        989,646
                                      =========                      =========                        =======

      (1) These plans include the 1992 and 1997 Stock Option and Dividend Equivalent Plans; the 1992 Directors' Stock Plan; the 2000 Directors' Stock Option Plan; and the 2000 Stock Incentive Plan.

      (2) Includes units under the 1997 Directors' Equity Plan and phantom shares of performance-contingent restricted stock under the 2000 Stock Incentive Plan.

      (3)   Units under the 1997 Directors' Equity Plan.

      (4)   Includes the 1992 and 2002 Non-Qualified Stock Option Plans.

      (5)   Individual one-time bonus awards of phantom restricted stock.

Item 13.  Certain Relationships             Compensation of Executive Officers -
          and Related Transactions.         Stock Ownership Policy and
          Indebtedness of Management        Indebtedness of Management

      The information concerning the Company's executive officers required by
Item 10 is set forth below.

                               EXECUTIVE OFFICERS

                NAME                  AGE                 POSITION
                ----                  ---                 --------
         Lon R. Greenberg             52          Chairman, Director, President
                                                  and Chief Executive Officer

         Eugene V.N. Bissell          49          President and Chief Executive
                                                  Officer, AmeriGas Propane, Inc.

         Robert J. Chaney             60          President and Chief Executive
                                                  Officer, UGI Utilities, Inc.

         Brendan P. Bovaird           54          Vice President and General Counsel

         Bradley C. Hall              49          Vice President - New Business Development

         Anthony J. Mendicino         54          Senior Vice President - Finance
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

Eugene V.N. Bissell

      Mr. Bissell is President and Chief Executive Officer of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President - Sales and Marketing (1999 to 2000) and Vice President - Sales and Operations (1995 to
1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (industrial gases) (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development. Mr. Bissell is currently Chairman and a member of the Board of Directors of the National Propane Gas Association, the national trade association of the propane industry.

Robert J. Chaney

      Mr. Chaney is President and Chief Executive Officer of UGI Utilities, Inc., (since March 1999). He previously served as Executive Vice President (1998 to 1999), Vice President and General Manager - Gas Utility Division (1991 to
1998) and Vice President - Rates and Energy Utilization - Gas Utility Division (1981 to 1991) of UGI Utilities, Inc..

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

Bradley C. Hall

      Mr. Hall was elected Vice President - New Business Development on October 25, 1994, having been Vice President - Marketing and Rates, UGI Utilities, Inc. Gas Division. He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in UGI Utilities, Inc.

Anthony J. Mendicino

      Mr. Mendicino was promoted to Senior Vice President - Finance and Chief Financial Officer effective December 2002. He previously served as Vice President - Finance and Chief Financial Officer (September 1998 to December
2002). Mr. Mendicino served as President and Chief Operating Officer (July 1997 to June 1998) and as Senior Vice President (January 1997 to June 1997) of Eastwind Group, Inc., a holding company formed to acquire and consolidate middle-market manufacturing businesses. Mr. Mendicino was Senior Vice President and Chief Financial Officer and a director (1987 to 1996) of UTI Energy Corp., a diversified oil field service company. From 1981 to 1987 Mr. Mendicino held various positions with UGI, including Treasurer from 1984 to 1987.

ITEM 14. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 20, 2002 was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV: ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) DOCUMENTS FILED AS PART OF THIS REPORT:

            (1) and (2) The financial statements and financial statement schedules incorporated by reference or included in this report are listed in the accompanying Index to Financial Statements and Financial Statement Schedules set forth on pages F-2 through F-3 of this report, which is incorporated herein by reference.

          NOTICE REGARDING ARTHUR ANDERSEN LLP

            Arthur Andersen LLP audited our consolidated financial statements for the three years in the period ended September 30, 2001 and issued a report thereon dated November 16, 2001. Arthur Andersen LLP has not reissued their report or consented to the incorporation by reference of such report into the Company's prospectuses for the offer and sale of common stock. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen LLP's work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Effective May 21, 2002, we terminated the engagement of Arthur Andersen LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for the fiscal year ending September 30, 2002. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims available to security holders under federal and state securities laws.

            (3) LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
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

        *3.2          Bylaws of UGI as in effect since September 24,
                      2002

         4 Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item
                      601(b)(4) of Regulation S-K)

        4.1           Rights Agreement, as amended as of August 18,           UGI              Registration            4.3
                      2000, between the Company and Mellon Bank,                              Statement No.
                      N.A., successor to Mellon Bank (East) N.A., as
                      Rights Agent, and Assumption Agreement dated                              333-49080
                      April 7, 1992

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
        4.2           The description of the Company's Common Stock           UGI          Form 8-B/A (4/17/96)       3.(4)
                      contained in the Company's registration
                      statement filed under the Securities Exchange
                      Act of 1934, as amended

        4.3 UGI's (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above

        4.4           Note Agreement dated as of April 12, 1995             AmeriGas       Form 10-Q (3/31/95)        10.8
                      among The Prudential Insurance Company of          Partners, L.P.
                      America, Metropolitan Life Insurance Company,
                      and certain other institutional investors and
                      AmeriGas Propane, L.P., New AmeriGas Propane,
                      Inc. and Petrolane Incorporated

        4.5           First Amendment dated as of September 12, 1997        AmeriGas       Form 10-K (9/30/97)         4.5
                      to Note Agreement dated as of April 12, 1995       Partners, L.P.
                      ("1995 Note Agreement")

        4.6           Second Amendment dated as of September 15,            AmeriGas       Form 10-K (9/30/98)         4.6
                      1998 to 1995 Note Agreement                        Partners, L.P.

        4.7           Third Amendment dated as of March 23, 1999 to         AmeriGas       Form 10-Q (3/31/99)        10.2
                      1995 Note Agreement                                Partners, L.P.

        4.8           Fourth Amendment dated as of March 16, 2000 to        AmeriGas       Form 10-Q (6/30/00)        10.2
                      1995 Note Agreement                                Partners, L.P.

        4.9           Fifth Amendment dated as of August 1, 2001 to         AmeriGas       Form 10-K (9/30/01)         4.8
                      1995 Note Agreement                                Partners, L.P.

       4.9(a)         Second Amended and Restated Agreement of              AmeriGas        Form 8-K (9/30/00)          1
                      Limited Partnership of AmeriGas Partners, L.P.     Partners, L.P.

        4.10          Amended and Restated Agreement of Limited             AmeriGas       Form 10-K (9/30/01)         3.8
                      Partnership of AmeriGas Eagle Propane, L.P.        Partners, L.P.
                      dated July 19, 1999

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

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
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

        10.3          Transportation Service Agreement (Rate FTS-1)        Utilities       Form 10-K (12/31/90)      (10)p.
                      dated November 1, 1989 between Utilities and
                      Columbia Gulf Transmission Company, as
                      modified pursuant to the orders of the Federal
                      Energy Regulatory Commission in Docket No.
                      RP93-6-000 reported at Columbia Gulf
                      Transmission Co., 64 FERC Paragraph 61,060 (1993),
                      order on rehearing, 64 FERC Paragraph 61,365 (1993)

        10.4          Amended and Restated Sublease Agreement dated           UGI          Form 10-K (9/30/94)        10.35
                      April 1, 1988 between Southwest Salt Co. and
                      AP Propane, Inc. (the "Southwest Salt Co.
                      Agreement")

        10.5          Letter dated July 8, 1998 pursuant to Article           UGI          Form 10-K (9/30/99)        10.5
                      1, Section 1.2 of the Southwest Salt Co.
                      Agreement re: option to renew for period of
                      June 1, 2000 to May 31, 2005 and related
                      extension notice

       10.6**         UGI Corporation Directors Deferred                      UGI          Form 10-K (9/30/00)        10.6
                      Compensation Plan Amended and Restated as of
                      January 1, 2000

       10.7**         UGI Corporation 1992 Stock Option and Dividend          UGI          Form 10-Q (6/30/92)       (10)ee
                      Equivalent Plan, as amended May 19, 1992

       10.8**         UGI Corporation Annual Bonus Plan dated March           UGI          Form 10-Q (6/30/96)        10.4
                      8, 1996

       10.9**         UGI Corporation Directors' Equity Compensation          UGI          Form 10-K (9/30/00)        10.9
                      Plan Amended and Restated as of January 1, 2000

      10.10**         UGI Corporation 1997 Stock Option and Dividend          UGI          Form 10-Q (3/31/97)        10.2
                      Equivalent Plan

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
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

      10.13**         UGI Corporation 2000 Directors' Stock Option            UGI          Form 10-K (9/30/99)        10.13
                      Plan

      10.14**         UGI Corporation 2000 Stock Incentive Plan               UGI          Form 10-Q (6/30/00)        10.1

      10.15**         1997 Stock Purchase Loan Plan                           UGI          Form 10-K (9/30/97)        10.16

      10.16**         UGI Corporation Supplemental Executive                  UGI          Form 10-Q (6/30/98)         10
                      Retirement Plan Amended and Restated effective
                      October 1, 1996

      10.17**         [Intentionally omitted]

       10.18          Second Amended and Restated Credit Agreement          AmeriGas            Form 10-K             10.1
                      dated as of August 21, 2002 among AmeriGas         Partners, L.P.         (9/30/02)
                      Propane, L.P., AmeriGas Propane, Inc.,
                      Petrolane Incorporated, Bank of America, N.A.,
                      as Agent, Issuing Bank and Swing Line Bank,
                      and certain banks.

       10.19          Power Sales Agreement between UGI Utilities,         Utilities            Form 10-K             10.23
                      Inc. and UGI Development Company dated as of                              (9/30/01)
                      November 30, 2001

       10.20          [Intentionally omitted]

       10.21          [Intentionally omitted]

       10.22          [Intentionally omitted]

       10.23          Intercreditor and Agency Agreement dated as of        AmeriGas       Form 10-Q (3/31/95)        10.2
                      April 19, 1995 among AmeriGas Propane, Inc.,       Partners, L.P.
                      Petrolane Incorporated, AmeriGas Propane,
                      L.P., Bank of America National Trust and
                      Savings Association ("Bank of America") as
                      Agent, Mellon Bank, N.A. as Cash Collateral
                      Sub-Agent, Bank of America as Collateral Agent
                      and certain creditors of AmeriGas Propane, L.P.

      10.23(a)        First Amendment dated as of July 31, 2001 to          AmeriGas       Form 10-K (9/30/01)        10.8
                      Intercreditor and Agency Agreement dated as of     Partners, L.P.
                      April 19, 1995

       10.24          General Security Agreement dated as of April          AmeriGas       Form 10-Q (3/31/95)        10.3
                      19, 1995 among AmeriGas Propane, L.P., Bank of     Partners, L.P.
                      America National Trust and Savings Association
                      and Mellon Bank, N.A.

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
      10.24(a)        First Amendment dated as of July 31, 2001 to          AmeriGas       Form 10-K (9/30/01)        10.10
                      General Security Agreement dated as of April       Partners, L.P.
                      19, 1995

       10.25          Subsidiary Security Agreement dated as of             AmeriGas       Form 10-Q (3/31/95)        10.4
                      April 19, 1995 among AmeriGas Propane, L.P.,       Partners, L.P.
                      Bank of America National Trust and Savings
                      Association as Collateral Agent and Mellon
                      Bank, N.A. as Cash Collateral Agent

      10.25(a)        First Amendment dated as of July 31, 2001 to          AmeriGas       Form 10-K (9/30/01)        10.12
                      Subsidiary Security Agreement dated as of          Partners, L.P.
                      April 19, 1995

       10.26          Restricted Subsidiary Guarantee dated as of           AmeriGas       Form 10-Q (3/31/95)        10.5
                      April 19, 1995 by AmeriGas Propane, L.P. for       Partners, L.P.
                      the benefit of Bank of America National Trust
                      and Savings Association, as Collateral Agent

       10.27          Trademark License Agreement dated April 19,           AmeriGas       Form 10-Q (3/31/95)        10.6
                      1995 among UGI Corporation, AmeriGas, Inc.,        Partners, L.P.
                      AmeriGas Propane, Inc., AmeriGas Partners,
                      L.P. and AmeriGas Propane, L.P.


       10.28          Trademark License Agreement, dated April 19,          AmeriGas       Form 10-Q (3/31/95)        10.7
                      1995 among AmeriGas Propane, Inc., AmeriGas        Partners, L.P.
                      Partners, L.P. and AmeriGas Propane, L.P.

       10.29          Stock Purchase Agreement dated May 27, 1989,         Petrolane           Registration          10.16(a)
                      as amended and restated July 31, 1989, between     Incorporated/        Statement No.
                      Texas Eastern Corporation and QFB Partners         AmeriGas, Inc.          33-69450

       10.30          Pledge Agreement dated September 1999 between           UGI          Form 10-K (9/30/99)        10.28
                      Eastfield International Holdings, Inc. and
                      Reiffeisen Zentralbank Osterreich
                      Aktiengesellschaft ("RZB")

       10.31          Pledge Agreement dated September 1999 between           UGI          Form 10-K (9/30/99)        10.29
                      EuroGas Holdings, Inc. and RZB

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

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
       10.34          Form of Guarantee Agreement dated September             UGI          Form 10-K (9/30/00)        10.34
                      2000 between UGI Corporation and RZB relating
                      to loan amount of EURO 9 million

      10.34(a)        Amendments dated October 11, 2001 to September          UGI               Form 10-K            10.34(a)
                      1999 Guarantee Agreements between UGI                                     (9/30/02)
                      Corporation and RZB

      10.35**         Description of Change of Control arrangements           UGI          Form 10-K (9/30/99)        10.33
                      for Messrs. Greenberg, Bovaird and Mendicino

      10.36**         Description of Change of Control arrangement            UGI          Form 10-K (9/30/99)        10.34
                      for Mr. Chaney

      10.37**         Description of Change of Control arrangement          AmeriGas       Form 10-K (9/30/99)        10.31
                      for Mr. Bissell                                    Partners, L.P.

      *10.38**        2002 Non-Qualified Stock Option Plan

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

       10.42          Purchase Agreement dated January 30, 2001 and         AmeriGas             Form 8-K             10.1
                      Amended and Restated on August 7, 2001 by and      Partners, L.P.
                      among Columbia Energy Group, Columbia Propane                              (8/8/01)
                      Corporation, Columbia Propane, L.P., CP
                      Holdings, Inc., AmeriGas Propane, L.P.,
                      AmeriGas Partners, L.P., and AmeriGas Propane,
                      Inc.

       10.43          Partnership Agreement of Hunlock Creek Energy        Utilities       Form 10-K (9/30/01)        10.24
                      Ventures dated December 8, 2001 by and between
                      UGI Hunlock Development Company and Allegheny
                      Energy Supply Hunlock Creek LLC

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
       10.44          Agreement by Petrolane Incorporated and              Petrolane       Form 10-K (9/23/94)        10.13
                      certain of its subsidiaries party thereto           Incorporated
                      ("Subsidiaries") for the Sale of the
                      Subsidiaries' Inventory and Assets to the
                      Goodyear Tire & Rubber Company and D.C.H.,
                      Inc., as Purchaser, dated as of December 18,
                      1985

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

       10.46          Capital Contribution Agreement dated as of            AmeriGas        Form 8-K (8/21/01)        10.2
                      August 21, 2001 by and between Columbia            Partners, L.P.
                      Propane, L.P. and AmeriGas Propane, L.P.
                      acknowledged and agreed to by CP Holdings, Inc.

       10.47          Promissory Note by National Propane L.P., a           AmeriGas       Form 10-K (9/30/01)        10.39
                      Delaware limited partnership in favor of           Partners, L.P.
                      Columbia Propane Corporation dated July 19,
                      1999

       10.48          Loan Agreement dated July 19, 1999, between           AmeriGas       Form 10-K (9/30/01)        10.40
                      National Propane, L.P. and Columbia Propane        Partners, L.P.
                      Corporation

       10.49          First Amendment dated August 21, 2001 to Loan         AmeriGas       Form 10-K (9/30/01)        10.41
                      Agreement dated July 19, 1999 between National     Partners, L.P.
                      Propane, L.P. and Columbia Propane Corporation

       10.50          Columbia Energy Group Payment Guaranty dated          AmeriGas       Form 10-K (9/30/01)        10.42
                      April 5, 1999                                      Partners, L.P.

       10.51          Keep Well Agreement by and between AmeriGas           AmeriGas       Form 10-K (9/30/01)        10.46
                      Propane, L.P. and Columbia Propane Corporation     Partners, L.P.
                      dated August 21, 2001

       10.52          Management Services Agreement effective as of         AmeriGas       Form 10-K (9/30/01)        10.47
                      August 21, 2001 between AmeriGas Propane, Inc.     Partners, L.P.
                      and AmeriGas Eagle Holdings, Inc., the general
                      partner of AmeriGas Eagle Propane, L.P.

       10.53          Storage  Transportation Service Agreement (Rate      Utilities            Form 10-K             10.25
                      Schedule  SST) between  Utilities  and Columbia                           (9/30/02)
                      dated  November 1, 1993,  as modified  pursuant
                      to  orders  of the  Federal  Energy  Regulatory
                      Commission

                                                   INCORPORATION BY REFERENCE
                                                   --------------------------
    EXHIBIT NO.       EXHIBIT                                              REGISTRANT             FILING             EXHIBIT
    -----------       -------                                              ----------             ------             -------
       10.54          No-Notice   Transportation   Service  Agreement      Utilities            Form 10-K             10.26
                      (Rate  Schedule  NTS)  between   Utilities  and                           (9/30/02)
                      Columbia  dated  November 1, 1993,  as modified
                      pursuant  to  orders  of  the  Federal   Energy
                      Regulatory Commission

       10.55          No-Notice   Transportation   Service  Agreement      Utilities            Form 10-K
                      (Rate  Schedule  CDS)  between   Utilities  and                           (9/30/02)             10.27
                      Texas Eastern  Transmission  dated February 23,
                      1999,  as modified  pursuant to various  orders
                      of the Federal Energy Regulatory Commission

       10.56          No-Notice   Transportation   Service  Agreement      Utilities            Form 10-K             10.28
                      (Rate  Schedule  CDS)  between   Utilities  and                           (9/30/02)
                      Texas  Eastern  Transmission  dated October 31,
                      2000,  as modified  pursuant to various  orders
                      of the Federal Energy Regulatory Commission

       10.57          Firm  Transportation  Service  Agreement  (Rate      Utilities            Form 10-K             10.29
                      Schedule  FT-1)  between  Utilities  and  Texas                           (9/30/02)
                      Eastern  Transmission  dated June 15, 1999,  as
                      modified  pursuant  to  various  orders  of the
                      Federal Energy Regulatory Commission

       10.58          Firm  Transportation  Service  Agreement  (Rate      Utilities            Form 10-K             10.30
                      Schedule  FT-1)  between  Utilities  and  Texas                           (9/30/02)
                      Eastern  Transmission  dated  October 31, 2000,
                      as modified  pursuant to various  orders of the
                      Federal Energy Regulatory Commission

       10.59          Firm  Transportation  Service  Agreement  (Rate      Utilities            Form 10-K             10.31
                      Schedule    FT)    between     Utilities    and                           (9/30/02)
                      Transcontinental  Gas Pipe Line  dated  October
                      1,  1996,  as  modified   pursuant  to  various
                      orders  of  the   Federal   Energy   Regulatory
                      Commission

        *13 Pages 13 through 51 of the 2002 Annual Report to Shareholders

         18           Letter of Arthur Andersen LLP regarding change        AmeriGas            Form 10-Q              18
                      in accounting principles                           Partners, L.P.         (12/31/00)

        *21           Subsidiaries of the Registrant

        *23           Consent of PricewaterhouseCoopers  LLP

        *99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2002.

      *     Filed herewith.

      ** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K:

      The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2002:

        Date            Item Number(s)                                 Content
        ----            --------------                                 -------
      08/14/02                9               Regulation FD - Officers' Sworn  Statements
                                              Pursuant to Section 21(a)(1) of the Securities
                                              Exchange Act of 1934

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UGI CORPORATION

Date:  December 17, 2002                  By:    Anthony J. Mendicino
                                                 -----------------------------
                                                 Anthony J. Mendicino
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 17, 2002, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----
Lon R. Greenberg                            Chairman, President
---------------------------                 and Chief Executive Officer
Lon R. Greenberg                            (Principal Executive Officer)
                                            and Director

Anthony J. Mendicino                        Senior Vice President - Finance
---------------------------                 and Chief Financial Officer
Anthony J. Mendicino                        (Principal Financial Officer
                                            and Principal Accounting Officer)

Stephen D. Ban                              Director
---------------------------
Stephen D. Ban

Thomas F. Donovan                           Director
---------------------------
Thomas F. Donovan

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 17, 2002, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----
Richard C. Gozon                            Director
---------------------------
Richard C. Gozon

Ernest E. Jones                             Director
---------------------------
Ernest E. Jones

Anne Pol                                    Director
---------------------------
Anne Pol

Marvin O. Schlanger                         Director
---------------------------
Marvin O. Schlanger

James W. Stratton                           Director
---------------------------
James W. Stratton

                                 CERTIFICATIONS

I, Lon R. Greenberg, certify that:

1.    I have reviewed this annual report on Form 10-K of UGI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

                                                     /s/ Lon R. Greenberg
                                                     ---------------------------
                                                     Lon R. Greenberg
                                                     Chairman, President and
                                                     Chief Executive Officer of
                                                     UGI Corporation

I, Anthony J. Mendicino, certify that:

1.    I have reviewed this annual report on Form 10-K of UGI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

                                                 /s/ Anthony J. Mendicino
                                                 ---------------------------
                                                 Anthony J. Mendicino
                                                 Senior Vice President - Finance
                                                 and Chief Financial Officer of
                                                 UGI Corporation

                        UGI CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 2002

                        UGI CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated November 15, 2002 (except for Note 18 as to which the date is December 16, 2002) and Arthur Andersen LLP dated November 16, 2001, listed in the following index, are included in UGI's 2002 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 5, 7 and 8, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                                       Reference
                                                                           --------------------------------
                                                                                                  Annual
                                                                                                 Report to
                                                                           Form 10-K           Shareholders
                                                                             (page)               (page)
                                                                           ----------          ------------
Reports of Independent Accountants:

      On Consolidated Financial Statements                                 Exhibit 13              26

      On Financial Statement Schedules                                     F-4 to F-5

Financial Statements:

      Consolidated Balance Sheets, September 30,
            2002 and 2001                                                  Exhibit 13           28 to 29

      For the years ended September 30, 2002,
            2001 and 2000:

            Consolidated Statements of Income                              Exhibit 13              27

            Consolidated Statements of Cash Flows                          Exhibit 13              30

            Consolidated Statements of Stockholders'
                 Equity                                                    Exhibit 13              31

Index                                 F-2

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                       Reference
                                                                           -------------------------------
                                                                                                 Annual
                                                                                                Report to
                                                                           Form 10-K          Shareholders
                                                                             (page)              (page)
                                                                           ----------         ------------
            Notes to Consolidated Financial
                 Statements                                                Exhibit 13           32 to 51

Supplementary Data (unaudited):

       Quarterly Data for the years ended
            September 30, 2002 and 2001                                    Exhibit 13              50

Financial Statement Schedules:

       For the years ended September 30, 2002,
            2001 and 2000:

             I       -   Condensed Financial
                               Information of Registrant
                               (Parent Company)                            S-1 to S-3

             II      -   Valuation and Qualifying
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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of UGI Corporation:

In our opinion, the consolidated financial statements, as of and for the year ended September 30, 2002, listed in the index appearing under Item 15a(1) and
(2) present fairly, in all material respects, the financial position of UGI Corporation and its subsidiaries at September 30, 2002, and the results of their operations and their cash flows for the year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed, as of and for the year ended September 30, 2002, in the index appearing under
Item 15a(1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of UGI Corporation and its subsidiaries as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in fiscal 2002.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 15, 2002, except for Note 18 as to which the date is December 16, 2002

  THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED ACCOUNTANT'S REPORT OF ARTHUR
         ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of UGI Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in UGI Corporation's annual report to shareholders for the year ended September 30, 2001, incorporated by reference in this Form 10-K, and have issued our report thereon dated November 16, 2001. Our report on the financial statements includes an explanatory paragraph with respect to the changes in the method of accounting for tank installation costs and nonrefundable tank fees and the adoption of SFAS No. 133 as discussed in Notes 1 and 3 to the financial statements. Our audits were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The schedules listed in the Index on pages F-2 and F-3 are the responsibility of UGI Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 16, 2001

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)

                                                                                        September 30,
                                                                                 2002                2001
                                                                             ------------         -----------
ASSETS

Current assets:
     Cash and cash equivalents                                               $        0.2         $       0.6
     Accounts and notes receivable                                                    2.2                14.4
     Deferred income taxes                                                            0.2                 0.2
     Prepaid expenses and other current assets                                        0.3                 0.4
                                                                             ------------         -----------
        Total current assets                                                          2.9                15.6
Investments in subsidiaries                                                         388.4               300.8
Other assets                                                                          4.5                 2.6
                                                                             ------------         -----------
        Total assets                                                         $      395.8         $     319.0
                                                                             ============         ===========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable                                              $       10.2         $      10.3
     Accrued liabilities                                                              3.8                 1.2
                                                                             ------------         -----------
        Total current liabilities                                                    14.0                11.5
Noncurrent liabilities                                                               64.0                51.4
Commitments and contingencies
Common stockholders' equity:
     Common Stock, without par value (authorized - 100,000,000 shares;
        issued - 33,198,731 shares)                                                 396.6               395.0
     Retained earnings                                                               39.7                 9.0
     Accumulated other comprehensive income (loss)                                    6.6               (13.5)
                                                                             ------------         -----------
                                                                                    442.9               390.5
        Less treasury stock, at cost                                               (125.1)             (134.4)
                                                                             ------------         -----------
          Total common stockholders' equity                                         317.8               256.1
                                                                             ------------         -----------
          Total liabilities and common stockholders' equity                  $      395.8         $     319.0
                                                                             ============         ===========

Commitments and Contingencies:

         In addition to the guarantees of FLAGA debt described in Note 5 to Consolidated Financial Statements, UGI Corporation has agreed to indemnify the issuer of $25.7 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is also authorized to guarantee up to $100 of supplier obligations of UGI Energy Services, Inc., of which $26.9 of such obligations were outstanding as of September 30, 2002.

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)

                                                                                     Year Ended
                                                                                   September 30,
                                                                       --------------------------------------
                                                                         2002           2001          2000
                                                                       ---------      ---------     ---------
Revenues                                                               $       -      $       -     $       -
Costs and expenses:
    Operating and administrative expenses                                   13.6           10.8           8.1
    Other income, net                                                      (12.4)          (9.7)         (8.4)
                                                                       ---------      ---------     ---------
                                                                             1.2            1.1          (0.3)
                                                                       ---------      ---------     ---------
Operating income (loss)                                                     (1.2)          (1.1)          0.3
Interest expense on intercompany debt                                       (1.3)          (2.4)         (2.0)
                                                                       ---------      ---------     ---------
Loss before income taxes                                                    (2.5)          (3.5)         (1.7)
Income tax benefit                                                          (0.9)          (0.7)         (1.1)
                                                                       ---------      ---------     ---------
Loss before equity in income
    of unconsolidated subsidiaries                                          (1.6)          (2.8)         (0.6)
Equity in income before accounting changes
    of unconsolidated subsidiaries                                          77.1           54.8          45.3
                                                                       ---------      ---------     ---------
Income before equity in accounting changes
   of unconsolidated subsidiaries                                           75.5           52.0          44.7
Equity in accounting changes
   of unconsolidated subsidiaries                                              -            4.5             -
                                                                       ---------      ---------     ---------
Net income                                                             $    75.5      $    56.5     $    44.7
                                                                       =========      =========     =========
Earnings per common share:
    Basic:
       Income before accounting changes                                $    2.74      $    1.91     $    1.64
       Cumulative effect of accounting changes, net                            -           0.17             -
                                                                       ---------      ---------     ---------
       Net income                                                      $    2.74      $    2.08     $    1.64
                                                                       =========      =========     =========
    Diluted:
       Income before accounting changes                                $    2.70      $    1.90     $    1.64
       Cumulative effect of accounting changes, net                            -           0.16             -
                                                                       ---------      ---------     ---------
       Net income                                                      $    2.70      $    2.06     $    1.64
                                                                       =========      =========     =========
Average common shares outstanding (millions):
    Basic                                                                 27.550         27.163        27.219
                                                                       =========      =========     =========
    Diluted                                                               27.938         27.373        27.255
                                                                       =========      =========     =========

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)

                                                                                        Year Ended
                                                                                       September 30,
                                                                       ---------------------------------------------
                                                                          2002             2001             2000
                                                                       -----------      -----------      -----------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                                    $     113.9      $     108.3      $      95.5

CASH FLOWS FROM INVESTING ACTIVITIES:

     Investments in unconsolidated subsidiaries                             (101.5)           (49.2)           (95.8)
     Net repayments (advances) to unconsolidated subsidiary                   13.0            (13.0)               -
                                                                       -----------      -----------      -----------
        Net cash used by investing activities                                (88.5)           (62.2)           (95.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of dividends on Common Stock                                    (44.8)           (53.2)           (41.2)
     Issuance of intercompany long-term debt                                   8.0                -             47.5
     Issuance of Common Stock                                                 11.0              7.6              3.8
     Repurchases of Common Stock                                                 -             (1.0)            (9.1)
                                                                       -----------      -----------      -----------
        Net cash used by financing activities                                (25.8)           (46.6)             1.0
                                                                       -----------      -----------      -----------
Cash and cash equivalents increase (decrease)                          $      (0.4)     $      (0.5)     $       0.7
                                                                       ===========      ===========      ===========
Cash and cash equivalents:
     End of period                                                     $       0.2      $       0.6      $       1.1
     Beginning of period                                                       0.6              1.1              0.4
                                                                       -----------      -----------      -----------
         Increase (decrease)                                           $      (0.4)     $      (0.5)     $       0.7
                                                                       ===========      ===========      ===========

(a) Includes dividends received from unconsolidated subsidiaries of $111.7, $110.4 and $96.2, respectively, for the years ended
     September 30, 2002, 2001 and 2000.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)

                                                                         Charged
                                                         Balance at     (credited)                        Balance at
                                                         beginning     to costs and                         end of
                                                          of year        expenses          Other             year
                                                         ----------    ------------     -------------    -----------
YEAR ENDED SEPTEMBER 30, 2002
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $     15.6      $    14.2      $   (18.0)(1)     $     11.8
                                                         ==========                                       ==========
      Allowance for amortization of deferred
         financing costs - AmeriGas Propane              $     10.9      $     2.7      $       -         $     13.6
                                                         ==========                                       ==========
      Allowance for amortization of
        other deferred costs - AmeriGas Propane          $      1.1      $       -      $    (1.1)(2)     $        -
                                                         ==========                                       ==========
Other reserves:

      Self-insured property and casualty liability       $     37.4      $    19.0      $   (15.6)(3)     $     42.7
                                                         ==========                                       ==========
                                                                                              1.9 (2)
      Insured property and casualty liability            $      1.5      $       -      $     2.0 (2)     $      3.5
                                                         ==========                                       ==========
      Environmental, litigation and other                $     11.7      $     3.7      $    (2.6)(3)     $     13.9
                                                         ==========                                       ==========
                                                                                              1.1 (2)
YEAR ENDED SEPTEMBER 30, 2001
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $      9.3      $    18.3      $   (11.7)(1)     $     15.6
                                                         ==========                                       ==========
                                                                                             (0.3)(2)
      Allowance for amortization of deferred
         financing costs - AmeriGas Propane              $      8.8      $     2.1      $       -        $      10.9
                                                         ==========                                      ===========
      Allowance for amortization of
         other deferred costs - AmeriGas Propane         $      1.0      $     0.1      $       -        $       1.1
                                                         ==========                                      ===========
Other reserves:

      Self-insured property and casualty liability       $     36.3      $    15.8      $   (15.2)(3)    $      37.4
                                                         ==========                                      ===========
                                                                                              0.5 (2)
      Insured property and casualty liability            $      2.1      $    (0.6)     $       -        $       1.5
                                                         ==========                                      ===========
      Environmental, litigation and other                $     12.0      $     1.9      $    (2.6)(3)    $      11.7
                                                         ==========                                      ===========
                                                                                              0.4 (2)

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                              (Millions of dollars)

YEAR ENDED SEPTEMBER 30, 2000
Reserves deducted from assets in
  the consolidated balance sheet:

      Allowance for doubtful accounts                    $      8.0      $    10.0      $      (8.9)(1)     $       9.3
                                                         ==========                                         ===========
                                                                                                0.2 (2)
      Allowance for amortization of deferred
         financing costs - AmeriGas Propane              $      7.1      $     1.7      $         -         $       8.8
                                                         ==========                                         ===========
      Allowance for amortization of
        other deferred costs - AmeriGas Propane          $      2.1      $     0.4      $      (1.5)(2)     $       1.0
                                                         ==========                                         ===========
Other reserves:
      Self-insured property and casualty liability       $     37.5      $    13.4      $     (14.7)(3)     $      36.3
                                                         ==========                                         ===========
                                                                                                0.1 (2)
      Insured property and casualty liability            $      5.1      $    (3.0)                         $       2.1
                                                         ==========                                         ===========
      Environmental, litigation and other                $     13.7            0.7       $     (2.4)(3)     $      12.0
                                                         ==========                                         ===========

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Other adjustments.

(3)  Payments, net.

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
-----------          -----------
     3.2             Bylaws of UGI as in effect since September 24, 2002.

     10.38           2002 Non-Qualified Stock Option Plan

     13              Pages 13 to 51 of the 2002 Annual Report to Shareholders

     21              Subsidiaries of the Registrant

     23              Consent of PricewaterhouseCoopers LLP

     99              Certification by the Chief Executive Officer and Chief
                     Financial Officer