Form 10-Q
period 2002-12-31
UGI CORP /PA/
filed 2003-02-14
CIK 884614

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

           | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No | |

      At January 31, 2003, there were 27,796,103 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                         PAGES
                                                                                         -----
PART I  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 2002,
                    September 30, 2002 and December 31, 2001                                1

               Condensed Consolidated Statements of Income for the three
                    months ended December 31, 2002 and 2001                                 2

               Condensed Consolidated Statements of Cash Flows for the
                    three months ended December 31, 2002 and 2001                           3

               Notes to Condensed Consolidated Financial Statements                       4 - 13

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  14 - 21

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                21 - 23

      Item 4.  Controls and Procedures                                                   23 - 24

PART II  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                             25

      Signatures                                                                            26

      Certifications                                                                     27 - 28

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Millions of dollars)

                                                                                           December 31,  September 30,  December 31,
                                                                                              2002           2002           2001
                                                                                           ------------  -------------  ------------
                                                                                           (unaudited)                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                $  273.9      $  194.3      $  108.7
    Accounts receivable (less allowances for doubtful accounts of
        $13.7, $11.8 and $16.4, respectively)                                                   299.0         157.7         232.1
    Accrued utility revenues                                                                     27.8           8.1          27.3
    Inventories                                                                                 117.2         109.2         122.2
    Deferred income taxes                                                                        11.1          10.4          33.1
    Utility regulatory assets                                                                      --           4.3            --
    Prepaid expenses and other current assets                                                    46.3          46.0          25.3
                                                                                             --------      --------      --------
      Total current assets                                                                      775.3         530.0         548.7
Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $743.3,  $720.5 and $666.4, respectively)                             1,276.1       1,271.9       1,267.9

Goodwill and excess reorganization value                                                        649.5         644.9         639.9
Intangible assets (less accumulated amortization of $11.4, $10.3 and $7.1, respectively)         25.1          25.8          30.0
Utility regulatory assets                                                                        58.3          57.7          55.9
Other assets                                                                                     89.5          84.1          99.6
                                                                                             --------      --------      --------
      Total assets                                                                           $2,873.8      $2,614.4      $2,642.0
                                                                                             ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                                     $  123.4      $  148.7      $   98.7
    AmeriGas Propane bank loans                                                                  37.0          10.0           8.0
    UGI Utilities bank loans                                                                     78.3          37.2          82.1
    Other bank loans                                                                             11.2           8.6          10.0
    Accounts payable                                                                            254.6         166.1         212.3
    Other current liabilities                                                                   195.1         215.8         233.2
                                                                                             --------      --------      --------
      Total current liabilities                                                                 699.6         586.4         644.3

Long-term debt                                                                                1,219.9       1,127.0       1,157.3
Deferred income taxes                                                                           210.4         200.2         190.3
Other noncurrent liabilities                                                                     94.5          87.5          80.2

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                                         122.9         276.0         277.5

UGI Utilities redeemable preferred stock                                                         20.0          20.0          20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                               553.9         396.6         395.0
    Retained earnings                                                                            65.0          39.7          22.0
    Accumulated other comprehensive income (loss)                                                11.5           6.6         (12.7)
                                                                                             --------      --------      --------
                                                                                                630.4         442.9         404.3
    Treasury stock, at cost                                                                    (123.9)       (125.6)       (131.9)
                                                                                             --------      --------      --------
      Total common stockholders' equity                                                         506.5         317.3         272.4
                                                                                             --------      --------      --------
      Total liabilities and stockholders' equity                                             $2,873.8      $2,614.4      $2,642.0
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

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                                Three Months Ended
                                                                  December 31,
                                                           ---------------------------
                                                             2002               2001
                                                           ---------         ---------
Revenues:
    AmeriGas Propane                                       $   445.0         $   371.4
    UGI Utilities                                              168.4             141.5
    International Propane                                       14.3              13.7
    Energy Services and other                                  112.2              92.8
                                                           ---------         ---------
                                                               739.9             619.4
                                                           ---------         ---------
Costs and expenses:
    AmeriGas Propane cost of sales                             243.4             199.2
    UGI Utilities - gas, fuel and purchased power              100.5              87.1
    International Propane cost of sales                          8.2               7.0
    Energy Services and other cost of sales                    101.0              84.2
    Operating and administrative expenses                      155.4             144.7
    Utility taxes other than income taxes                        2.9               2.6
    Depreciation and amortization                               24.2              23.2
    Other income, net                                           (3.1)             (2.4)
                                                           ---------         ---------
                                                               632.5             545.6
                                                           ---------         ---------

Operating income                                               107.4              73.8
Income from equity investees                                     1.9               3.8
Interest expense                                               (28.2)            (28.2)
Minority interests in AmeriGas Partners                        (20.5)             (9.1)
                                                           ---------         ---------
Income before income taxes and subsidiary preferred
    stock dividends                                             60.6              40.3
Income tax expense                                             (23.5)            (15.8)
Dividends on UGI Utilities Series Preferred Stock               (0.4)             (0.4)
                                                           ---------         ---------
Net income                                                 $    36.7         $    24.1
                                                           =========         =========

Earnings per share - basic                                 $    1.32         $    0.88
                                                           =========         =========

Earnings per share - diluted                               $    1.29         $    0.87
                                                           =========         =========

Average common shares outstanding:
    Basic                                                     27.792            27.401
                                                           =========         =========
    Diluted                                                   28.394            27.813
                                                           =========         =========

Dividends declared per common share                        $  0.4125         $    0.40
                                                           =========         =========

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                          Three Months Ended
                                                                              December 31,
                                                                         ---------------------
                                                                          2002           2001
                                                                         ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 36.7         $ 24.1
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                      24.2           23.2
        Minority interests in AmeriGas Partners                            20.5            9.1
        Deferred income taxes, net                                          1.3           (0.7)
        Other, net                                                          9.8           (1.0)
        Net change in:
          Accounts receivable and accrued utility revenues               (169.0)         (70.6)
          Inventories                                                      (7.8)           6.3
          Deferred fuel costs                                               7.1            6.9
          Accounts payable                                                 87.8           45.6
          Other current assets and liabilities                            (14.6)         (13.5)
                                                                         ------         ------
      Net cash (used) provided by operating activities                     (4.0)          29.4
                                                                         ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                        (25.7)         (23.4)
    Net proceeds from disposals of assets                                   2.1            2.8
    Acquisition of business, net of cash acquired                          (2.2)            --
    Other, net                                                              0.3           (0.5)
                                                                         ------         ------
      Net cash used by investing activities                               (25.5)         (21.1)
                                                                         ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on Common Stock                                             (11.5)         (11.0)
    Distributions on AmeriGas Partners publicly held Common Units         (13.7)         (12.4)
    Issuance of long-term debt                                             89.1            0.2
    Repayment of long-term debt                                           (27.0)         (36.9)
    AmeriGas Propane bank loans increase                                   27.0            8.0
    UGI Utilities bank loans increase                                      41.1           24.3
    Other bank loans  increase                                              2.0            0.2
    Issuance of AmeriGas Partners Common Units                               --           37.5
    Issuance of Common Stock                                                2.0            3.0
                                                                         ------         ------
      Net cash provided by financing activities                           109.0           12.9
                                                                         ------         ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     0.1             --
                                                                         ------         ------

Cash and cash equivalents increase                                       $ 79.6         $ 21.2
                                                                         ======         ======

Cash and cash equivalents:
    End of period                                                        $273.9         $108.7
    Beginning of period                                                   194.3           87.5
                                                                         ------         ------
      Increase                                                           $ 79.6         $ 21.2
                                                                         ======         ======

See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

1.    BASIS OF PRESENTATION

      UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric utility, electricity generation, propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and joint-venture affiliates, UGI also distributes propane in Austria, the Czech Republic, Slovakia, France and China.

      Our utility business is conducted through our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates (1) a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and (2) an electricity distribution utility ("Electric Utility") and electricity generation business (which together with Electric Utility are referred to herein as "Electric Operations") in northeastern Pennsylvania.

      We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At December 31, 2002, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 49.1% limited partner interest in AmeriGas Partners, and effective 50.6% and 50.5% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 49.9% interest in AmeriGas Partners comprises 24,907,354 publicly held Common Units representing limited partner interests.

      Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business primarily in the Middle Atlantic region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation and air-conditioning service business in the Middle Atlantic states ("HVAC"); and (3) participates in propane joint-venture businesses in France ("Antargaz") and China.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      Our condensed consolidated financial statements include the accounts of UGI and its majority-owned subsidiaries, together referred to as "we" or "the Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public's limited partner interests in the Partnership's results of operations and net assets as minority interests in the condensed consolidated statements of income and balance sheets.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("Company's 2002 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      EARNINGS PER COMMON SHARE. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                             Three Months Ended,
                                                                December 31,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
      Denominator (millions of shares):
           Average common shares
                outstanding for basic computation            27.792       27.401
           Incremental shares issuable for stock
                options and awards                            0.602        0.412
                                                             ------       ------
      Average common shares outstanding for
           diluted computation                               28.394       27.813
                                                             ======       ======

      STOCK-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options, and other equity instruments to employees. We use the intrinsic value method prescribed by APB 25 for our stock-based employee compensation plans.

      We recognized total stock-based compensation expense of $1.8 million and $0.4 million in the three months ended December 31, 2002 and 2001, respectively. If we had determined

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and diluted earnings per share for the three months ended December 31, 2002 and 2001 would have been as follows:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                              ------------------
                                                                                               2002        2001
                                                                                              ------      ------
      Net income, as reported                                                                 $ 36.7      $ 24.1
      Add: Stock and unit-based employee compensation expense
           included in reported net income, net of related tax effects                           1.1         0.3
      Deduct: Total stock and unit-based employee compensation
           expense determined under the fair value
           method for all awards, net of related tax effects                                   (1.3)       (0.4)
                                                                                              ------      ------
      Pro forma net income                                                                    $ 36.5      $ 24.0
                                                                                              ------      ------

      Basic earnings per share:
            As reported                                                                       $ 1.32      $ 0.88
            Pro forma                                                                         $ 1.31      $ 0.88

      Diluted earnings per share:
            As reported                                                                       $ 1.29      $ 0.87
            Pro forma                                                                         $ 1.29      $ 0.86
                                                                                              ------      ------

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2002 and 2001:

                                                                                              Three Months Ended
                                                                                                  December 31,
                                                                                              ------------------
                                                                                               2002        2001
                                                                                              ------      ------
      Net income                                                                              $ 36.7      $ 24.1
      Other comprehensive income                                                                 4.9         0.8
                                                                                              ------      ------
      Comprehensive income                                                                    $ 41.6      $ 24.9
                                                                                              ======      ======

      Other comprehensive income principally comprises (1) changes in the fair value of derivative commodity instruments and interest rate protection agreements qualifying as hedges and (2) foreign currency translation adjustments, net of reclassifications to net income.

      USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      RECLASSIFICATIONS. In order to more appropriately classify direct costs associated with the Partnership's Prefilled Propane Xchange ("PPX(R)") program, for the three months ended December 31, 2002 certain costs previously reflected in operating and administrative

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      expenses have been included in cost of sales. We have reclassified $2.8 million of such costs incurred in the prior-year period to conform to the current-period presentation.

2.    SEGMENT INFORMATION

      We have organized our business units into five reportable segments based upon products sold, geographic location (domestic or international), or regulatory environment. Our reportable segments are: (1) AmeriGas Propane;
      (2) Gas Utility; (3) Electric Operations; (4) Energy Services; and (5) an international propane segment comprising FLAGA and our international propane equity investments ("International Propane").

      The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2002 Annual Report. We evaluate our AmeriGas Propane and International Propane segments' performance principally based on their earnings before interest expense, income taxes, depreciation and amortization, minority interests, and income from equity investees ("EBITDA"). Although we use EBITDA to evaluate these segments' performance, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. The Company's definition of EBITDA may be different from that used by other companies. We evaluate the performance of Gas Utility, Electric Operations, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.     SEGMENT INFORMATION (CONTINUED)

Three Months Ended December 31, 2002:

                                                                                  Reportable Segments
                                                            -----------------------------------------------------------
                                                             AmeriGas     Gas      Electric     Energy    International   Corporate
                                        Total      Elims.    Propane    Utility   Operations   Services      Propane     & Other (a)
                                      --------   --------   --------   --------   ----------   --------   -------------  -----------
Revenues                              $  739.9   $   (0.6)  $  445.0   $  145.1    $   23.3    $  103.1      $   14.3     $    9.7
                                      ========   ========   ========   ========    ========    ========      ========     ========
Segment profit (loss):
   EBITDA                             $  131.6   $     --   $   81.7   $   38.0    $    6.1    $    4.5      $    1.2     $    0.1
   Depreciation and amortization         (24.2)        --      (17.5)      (4.5)       (0.8)       (0.3)         (0.9)        (0.2)
                                      --------   --------   --------   --------   ----------   --------   -------------  ----------
   Operating income (loss)               107.4         --       64.2       33.5         5.3         4.2           0.3         (0.1)
   Income from equity investees            1.9         --        0.2         --          --          --           1.7           --
   Interest expense                      (28.2)        --      (22.7)      (3.7)       (0.6)         --          (1.1)        (0.1)
   Minority interests                    (20.5)        --      (20.5)        --          --          --            --           --
                                      --------   --------   --------   --------   ----------   --------   -------------  ----------
   Income (loss) before income taxes
      and subsidiary preferred stock
      dividends                       $   60.6   $     --   $   21.2   $   29.8    $    4.7    $    4.2      $    0.9     $   (0.2)
                                      ========   ========   ========   ========    ========    ========      ========     ========
Segment assets (at period end)        $2,873.8   $  (36.3)  $1,650.1   $  731.1    $  107.6    $   90.8      $  152.3     $  178.2
                                      ========   ========   ========   ========    ========    ========      ========     ========
Investments in equity  investees
      (at period end)                 $   39.3   $     --   $    3.6   $     --    $   10.5    $     --      $   25.2     $     --
                                      ========   ========   ========   ========    ========    ========      ========     ========
Goodwill and excess reorganization
      value (at period end)           $  649.5   $     --   $  590.2   $     --    $     --    $     --      $   56.6     $    2.7
                                      ========   ========   ========   ========    ========    ========      ========     ========


Three Months Ended December 31, 2001:

                                                                                        Reportable Segments
                                                            ------------------------------------------------------------------------
                                                            AmeriGas      Gas      Electric     Energy    International   Corporate
                                        Total      Elims.   Propane     Utility   Operations   Services      Propane     & Other (a)
                                      --------   --------   --------   --------   ----------   --------   -------------  -----------
Revenues                              $  619.4   $   (0.5)  $ 371.4   $  121.3    $   20.2    $   83.7     $   13.7      $    9.6
                                      ========   ========   ========   ========    ========    ========     ========      ========
Segment profit (loss):
   EBITDA                             $   97.0   $     --   $  58.0   $   29.8    $    3.5    $    2.4     $    2.5      $    0.8
   Depreciation and amortization         (23.2)        --     (16.3)      (4.9)       (0.8)       (0.2)        (0.7)         (0.3)
                                      --------   --------   -------   --------    --------    --------     --------      --------
   Operating income                       73.8         --      41.7       24.9         2.7         2.2          1.8           0.5
   Income from equity investees            3.8         --       0.3         --          --          --          3.5            --
   Interest expense                      (28.2)        --     (22.7)      (3.6)       (0.6)         --         (1.2)         (0.1)
   Minority interests                     (9.1)        --      (9.1)        --          --          --           --            --
                                      --------   --------   -------   --------    --------    --------     --------      --------
   Income before income taxes and
      subsidiary preferred stock
      dividends                       $   40.3   $     --   $  10.2   $   21.3    $    2.1    $    2.2     $    4.1      $    0.4
                                      ========   ========   =======   ========    ========    ========     ========      ========
Segment assets (at period end)        $2,642.0   $  (30.5)  $1,543.0  $  713.4    $  106.3    $   59.1     $  145.1      $  105.6
                                      ========   ========   =======   ========    ========    ========     ========      ========
Investments in equity investees
      (at period end)                 $   47.3   $     --   $   3.4   $     --    $   10.4    $     --     $   33.5      $     --
                                      ========   ========   =======   ========    ========    ========     ========      ========
Goodwill and excess reorganization
      value (at period end)           $  639.9   $     --   $ 589.0   $     --    $     --    $     --     $   47.4      $    3.5
                                      ========   ========   =======   ========    ========    ========     ========      ========


      (a) Principally comprises UGI, UGI Enterprises' HVAC operations, and UGI Enterprises' corporate and general expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.       INTANGIBLE ASSETS

         The Company's intangible assets comprise the following:

                                                   December 31,   September 30,
                                                       2002           2002
                                                   ------------   -------------
      Subject to amortization:
           Customer relationships, noncompete
                agreements and other                 $   36.5       $   36.1
           Accumulated amortization                     (11.4)         (10.3)
                                                     --------       --------
                                                     $   25.1       $   25.8
                                                     ========       ========
      Not subject to amortization:
           Goodwill                                  $  556.2       $  551.6
           Excess reorganization value                   93.3           93.3
                                                     --------       --------
                                                     $  649.5       $  644.9
                                                     ========       ========

      The change in the carrying amount of goodwill from September 30, 2002 to December 31, 2002 is the result of goodwill associated with a business acquisition and the effects of foreign currency translation. Amortization expense of intangible assets for the three months ended December 31, 2002 and 2001 was $0.9 million and $1.1 million, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2003 - $3.8 million; Fiscal 2004 - $3.4 million; Fiscal 2005 - $3.0 million; Fiscal 2006 - $2.6 million; Fiscal 2007 - $1.9 million.

4.    CONVERSION OF AMERIGAS PARTNERS SUBORDINATED UNITS

      In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units of AmeriGas Partners, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. Concurrent with the Subordinated Unit conversion, the Company recorded a $157.0 million increase in common stockholders' equity, and a corresponding decrease in minority interests in AmeriGas Partners, associated with gains from sales of Common Units by AmeriGas Partners in conjunction with, and subsequent to, the Partnership's April 19, 1995 initial public offering. These gains were determined in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The gains resulted because the public offering prices of the AmeriGas Partners Common Units exceeded the associated carrying amount of our investment in the Partnership on the dates of their sale. Due to the preference nature of the Common Units, the Company was precluded from recording these gains until the Subordinated Units converted to Common Units. No deferred income taxes were recorded on these gains due to the Company's intent to hold its investment in the Partnership indefinitely. The changes to the Company's balance sheet resulting from the Subordinated Unit conversion had no effect on the Company's net income or cash flow. The conversion of the Subordinated

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


      Units did not result in an increase in the number of AmeriGas Partners limited partner units outstanding.

5.    LONG-TERM DEBT

      On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The proceeds, net of underwriters' fees, of approximately $89.1 million were used on January 6, 2003, subsequent to the end of the quarter, to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Company will recognize a pre-tax loss, net of minority interest, of approximately $1.5 million in the quarter ending March 31, 2003 related to the redemption premium and other associated costs and expenses.

      On October 1, 2002, UGI Utilities repaid $26 million of its maturing 6.73% Medium-Term Notes.

6.    ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

      Energy Services has a receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on November 30, 2004. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC") which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in these receivables for up to $50 million in proceeds to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. In accordance with a servicing arrangement, Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

      During the three months ended December 31, 2002, Energy Services sold $102.7 million of trade receivables to ESFC. During that period, there were no sales of receivables to the commercial paper conduit. At December 31, 2002, no receivables had been sold to the commercial paper conduit and removed from the balance sheet.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

7.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $19.0 million at December 31, 2002. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. In a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, agreed to assume all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which is expected to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("CPC"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with CPC and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of CPC and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2002, the potential amount payable under this indemnity by the Company Parties was approximately $71.0 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

      From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

      UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating two claims against it relating to out-of-state sites.

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

      In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. We believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position but could be material to our operating results

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

8.    SUBSEQUENT EVENT - STOCK SPLIT

      On January 29, 2003, UGI's Board of Directors approved a 3-for-2 common stock split. The Company will issue one additional common share for every two common shares outstanding. The new shares will be distributable April 1, 2003 to shareholders of record February 28, 2003. Earnings per share and dividends declared per share for the three months ended December 31, 2002 and 2001 have been reflected on a pre-split basis.

      The following table presents pro forma basic and diluted earnings per share to reflect the effect of the 3-for-2 common stock split.


                                                             Three Months Ended
                                                               December 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
      Basic earnings per share:
             As reported                                   $   1.32     $   0.88
             Pro forma                                     $   0.88     $   0.59

      Diluted earnings per share:
             As reported                                   $   1.29     $   0.87
             Pro forma                                     $   0.86     $   0.58
                                                           --------     --------

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended December 31, 2002 ("2002 three-month period") with the three months ended December 31, 2001 ("2001 three-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2002 THREE-MONTH PERIOD COMPARED WITH 2001 THREE-MONTH PERIOD

                                                                                                  Increase
Three Months Ended December 31,                                 2002          2001               (Decrease)
                                                               ------        ------         --------------------
   (Dollars in millions)
AMERIGAS PROPANE:
     Revenues                                                  $445.0        $371.4         $ 73.6          19.8%
     Total margin (a)                                          $201.6        $172.2         $ 29.4          17.1%
     EBITDA (b)                                                $ 81.7        $ 58.0         $ 23.7          40.9%
     Operating income                                          $ 64.2        $ 41.7         $ 22.5          54.0%
     Retail gallons sold (millions)                             306.6         265.6           41.0          15.4%
     Degree days -% colder (warmer) than normal (c)               1.1         (15.3)            --            --

GAS UTILITY:
     Revenues                                                  $145.1        $121.3         $ 23.8          19.6%
     Total margin (a)                                          $ 56.7        $ 46.0         $ 10.7          23.3%
     Operating income                                          $ 33.5        $ 24.9         $  8.6          34.5%
     System throughput - billions of cubic feet ("bcf")          23.3          19.4            3.9          20.1%
     Degree days -% colder (warmer) than normal                   6.4         (19.2)            --            --

ELECTRIC OPERATIONS:
     Revenues                                                  $ 23.3        $ 20.2         $  3.1          15.3%
     Total margin (a)                                          $ 10.0        $  7.5         $  2.5          33.3%
     Operating income                                          $  5.3        $  2.7         $  2.6          96.3%
     Electric Utility distribution sales - millions
           of kilowatt hours ("gwh")                            244.4         227.9           16.5           7.2%

ENERGY SERVICES:
     Revenues                                                  $103.1        $ 83.7         $ 19.4          23.2%
     Total margin (a)                                          $  7.1        $  4.6         $  2.5          54.3%
     Operating income                                          $  4.2        $  2.2         $  2.0          90.9%

INTERNATIONAL PROPANE:
     Revenues                                                  $ 14.3        $ 13.7         $  0.6           4.4%
     Total margin (a)                                          $  6.1        $  6.7         $ (0.6)         (9.0)%
     EBITDA (b)                                                $  1.2        $  2.5         $ (1.3)        (52.0)%
     Operating income                                          $  0.3        $  1.8         $ (1.5)        (83.3)%
     Income from equity investees                              $  1.7        $  3.5         $ (1.8)        (51.4)%

(a) Total margin represents total revenues less cost of sales and, with respect to Electric Operations, revenue-related taxes, i.e. Electric Utility gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, and income from equity investees) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. EBITDA is included to provide additional information for evaluating the performance of AmeriGas Propane and International Propane. The Company's definition of EBITDA may be different from that used by other companies.

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the continental United States.

                        UGI CORPORATION AND SUBSIDIARIES

AMERIGAS PROPANE. Nationwide temperatures based upon heating degree day statistics provided by NOAA were 1.1% colder than normal in the 2002 three-month period compared with temperatures that were 15.3% warmer than normal in the prior-year three-month period. Retail gallons sold increased 15.4% principally as a result of the colder 2002 three-month period weather. Commercial and industrial sales in both three-month periods were negatively affected by a sluggish U.S. economy. Low margin wholesale volumes increased 6.1 million gallons primarily reflecting the effects of the colder 2002 three-month period weather.

Retail propane revenues were $361.8 million in the 2002 three-month period, an increase of $63.0 million, reflecting a $46.1 million increase as a result of the greater retail volumes sold and a $16.9 million increase as a result of higher average selling prices. Wholesale propane revenues increased $8.4 million reflecting higher average wholesale selling prices and the previously mentioned increase in wholesale volumes sold. The higher average retail and wholesale selling prices in the 2002 three-month period reflect higher propane commodity prices. Total cost of sales increased $44.2 million reflecting the effects of the greater retail and wholesale volumes sold and the increase in the commodity price of propane.

Total margin increased $29.4 million principally as a result of the weather-related increase in retail gallons sold during the 2002 three-month period and, to a lesser extent, a $4.4 million increase in margin from PPX(R). The increase in PPX(R) margin reflects higher volumes, and greater unit margins to fund the purchase of grill cylinder overfill protection devices ("OPDs") in order to meet National Fire Protection Association ("NFPA") guidelines. These guidelines require that propane grill cylinders refilled after April 1, 2002, be fitted with OPDs. The extent to which this greater level of PPX(R) margin is sustainable will depend upon a number of factors including the continuing rate of OPD valve replacement and competitive market conditions.

The $23.7 million increase in EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests and income from equity investees) in the 2002 three-month period principally reflects the previously mentioned higher total margin and a $2.1 million increase in other income partially offset by a $7.8 million increase in the Partnership's operating and administrative expenses. Although EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States, it is included in this analysis to provide additional information for evaluating the Partnership's ability to pay and declare the Minimum Quarterly Distribution of $0.55 ("MQD") and for evaluating the Partnership's performance. The Partnership's definition of EBITDA may be different from the definition of EBITDA used by other companies. Notwithstanding the significant increase in retail volumes sold in the 2002 three-month period, payroll and benefits expense increased only $2.0 million principally reflecting the full-period benefit of the consolidation of 90 Columbia Propane and AmeriGas Propane districts. In addition, 2002 three-month period operating and administrative expenses reflect higher provisions for doubtful accounts due in large part to the increased sales; greater general insurance and litigation expense; and an increase in delivery vehicle expenses due in large part to the greater retail volumes delivered during the 2002 three-month period. Other income in the prior-year three-month period was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income increased less than the increase in EBITDA principally as a result of higher depreciation expense associated with OPDs.

GAS UTILITY. Gas Utility results in the 2002 three-month period benefited from significantly colder weather. Temperatures in Gas Utility's service territory during the 2002 three-month period were

                        UGI CORPORATION AND SUBSIDIARIES

6.4% colder than normal compared to weather that was 19.2% warmer than normal in the prior-year three-month period. Total system throughput increased 3.9 bcf principally as a result of the colder weather's effect on sales to firm-residential, commercial and industrial ("core-market") customers and core-market customer growth.

Gas Utility revenues increased $23.8 million in the 2002 three-month period reflecting a $20.1 million increase in core-market and firm delivery service revenues due to greater volumes sold and delivered. Gas Utility cost of gas increased $13.2 million principally reflecting the effects of the higher core-market sales.

The increase in Gas Utility total margin in the 2002 three-month period principally reflects a $9.9 million increase in total core-market margin principally as a result of the higher core-market and firm delivery service volumes. These increases were partially offset by a decline in total margin from interruptible customers resulting from the flowback of certain interruptible margin to core-market customers beginning December 1, 2001 pursuant to the June 29, 2000 Gas Restructuring Order ("Gas Restructuring Order"). Interruptible customers are those customers who have the ability to switch to alternate fuels.

Gas Utility operating income increased $8.6 million principally reflecting the previously mentioned increase in total margin partially offset by slightly higher operating and administrative expenses, principally provisions for doubtful accounts and incentive compensation costs, and a $1.5 million decline in other income. The decline in other income reflects, among other things, lower interest income on purchased gas cost undercollections, reduced non-tariff service income and lower pension income. Depreciation expense declined $0.4 million due to a change effective April 1, 2002 in the estimated useful lives of Gas Utility's natural gas distribution assets resulting from an asset life study required by the Pennsylvania Public Utility Commission.

ELECTRIC OPERATIONS. The increase in Electric Utility's kilowatt-hour sales in the 2002 three-month period principally reflects the impact of colder weather on heating-related sales. Temperatures based upon heating degree days in the 2002 three-month period were approximately 9.5% colder than normal compared with temperatures that were approximately 17.1% warmer than normal in the comparable prior-year period.

Electric Operations revenues increased $3.1 million reflecting the greater Electric Utility distribution sales as well as greater sales of electricity by our electricity generation business to third parties. Prior to September 2002, a significant amount of the power produced by our electricity generation business was sold to Electric Utility. Beginning September 2002, Electric Utility began purchasing substantially all of its power needs under fixed-price energy and capacity contracts with electricity suppliers, and our electricity generation business began selling substantially all of its electricity production on the spot market. Electric Operations cost of sales increased only $0.2 million in the 2002 three-month period, notwithstanding the more significant increase in Electric Operations revenues, reflecting lower Electric Utility per-unit purchased power costs.

Electric Operations total margin increased $2.5 million, and operating income increased $2.6 million, reflecting the increase in Electric Utility sales and the margin benefit of lower Electric Utility per-unit purchased power costs.

ENERGY SERVICES. Revenues from Energy Services increased $19.4 million reflecting higher volumes from an increase in the number of customers, the effects of colder 2002 three-month period weather,

                        UGI CORPORATION AND SUBSIDIARIES

and higher average natural gas prices. Total margin was higher in the 2002 three-month period principally reflecting higher average unit margins and the increase in sales volumes. Operating expenses were slightly higher in the 2002 three-month period reflecting the impact of growth initiatives on administrative expenses.

INTERNATIONAL PROPANE. FLAGA's results during the 2002 three-month period were negatively impacted by warmer weather. Although temperatures for the entire 2002 three-month period were only 1.4% warmer than normal and 3.0% warmer than last year, temperatures in November 2002 were significantly warmer than normal. As a result, the volume and related margin effects from colder weather late in the 2002 three-month period were not fully realized. FLAGA's revenues were higher during the 2002 three-month period, notwithstanding the lower volumes, principally as a result of the stronger euro versus the U.S. dollar. EBITDA and operating income declined in the 2002 three-month period principally reflecting the effects of the decline in sales on FLAGA's total margin and lower other income.

Income from our international propane equity investees declined principally as a result of lower income from AGZ Holdings, the parent company of Antargaz. Antargaz retail propane gallons sold during the 2002 three-month period were lower than in the prior-year period principally as a result of weather that was approximately 20% warmer than normal. In addition, the prior year's unit margins benefited substantially from declines in propane product costs. Income from our investments in Antargaz in the 2001 three-month period also included $0.3 million of interest income from our debt investments in Antargaz. AGZ Holdings redeemed these debt investments in July 2002.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's long-term debt outstanding totaled $1,343.3 million at December 31, 2002 (including current maturities of $123.4 million) compared to $1,275.7 million of long-term debt (including current maturities of $148.7 million) at September 30, 2002. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of approximately $89.1 million, which are included in cash and cash equivalents at December 31, 2002, were used on January 6, 2003, subsequent to the end of the quarter, to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due April 2007 at a redemption price of 102.25%, plus accrued interest. The Company will recognize a pre-tax loss, net of minority interest, of approximately $1.5 million in the quarter ending March 31, 2003 relating to the redemption premium and other associated costs and expenses. On October 1, 2002, UGI Utilities repaid $26 million of maturing Medium-Term Notes.

AmeriGas OLP's Second Amended and Restated Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At December 31, 2002, there was $37 million outstanding under the Revolving Credit Facility. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $22.2 million at December 31, 2002. At December 31, 2002, UGI Utilities had commitments under revolving credit agreements providing for borrowings of up to $97 million. These agreements expire from June 2003 through June 2005. UGI Utilities currently expects to renew those agreements expiring in June 2003 prior to their maturity. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $85 million of debt securities.

                        UGI CORPORATION AND SUBSIDIARIES

During the three months ended December 31, 2002, Energy Services sold $102.7 million of trade receivables to its wholly owned, bankruptcy-remote subsidiary, ESFC. Because Energy Services' existing cash balances and cash flow from operations were sufficient to meet its liquidity needs, there were no sales of receivables to the commercial paper conduit during the three months ended December 31, 2002.

During the three months ended December 31, 2002, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarter ended September 30, 2002. The MQD for the quarter ended December 31, 2002 will be paid on February 18, 2003 to holders of record on February 10, 2003. Effective November 18, 2002, the 9,891,072 Subordinated Units held by the General Partner were converted to Common Units (see "Conversion of AmeriGas Partners Subordinated Units" below). The ability of the Partnership to declare and pay the MQD on limited partner units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CONVERSION OF AMERIGAS PARTNERS SUBORDINATED UNITS

In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units of AmeriGas Partners, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. Concurrent with the Subordinated Unit conversion, the Company recorded a $157.0 million increase in common stockholders' equity, and a corresponding decrease in minority interests in AmeriGas Partners, associated with gains from sales of Common Units by AmeriGas Partners in conjunction with, and subsequent to, the Partnership's April 19, 1995 initial public offering. These gains were determined in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The gains resulted because the public offering prices of the AmeriGas Partners Common Units exceeded the associated carrying amount of our investment in the Partnership on the dates of their sale. Due to the preference nature of the Common Units, the Company was precluded from recording these gains until the Subordinated Units converted to Common Units. No deferred income taxes were recorded on these gains due to the Company's intent to hold its investment in the Partnership indefinitely. The changes to the Company's balance sheet resulting from the Subordinated Unit conversion had no effect on the Company's net income or cash flow. The conversion of the Subordinated Units did not result in an increase in the total number of AmeriGas Partners limited partner units outstanding.

SUBSEQUENT EVENT - UGI COMMON STOCK SPLIT AND DIVIDEND INCREASE

On January 29, 2003, UGI's Board of Directors approved a 3-for-2 common stock split. The Company will issue one additional common share for every two common shares outstanding. The new shares will be distributable April 1, 2003 to shareholders of record February 28, 2003. Earnings per share and dividends declared per share for the three months ended December 31, 2002 and 2001 have been reflected on a pre-split basis. Also on January 29, 2003, UGI's Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.4275 per pre-split

                        UGI CORPORATION AND SUBSIDIARIES

common share ($0.2850 per share after the common stock split), or $1.71 per pre-split common share ($1.14 per share after the common stock split) on an annual basis. The dividend is payable April 1, 2003 to shareholders of record on February 28, 2003.

CASH FLOWS

Our cash flows are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are typically at their lowest levels during the first and fourth fiscal quarters. Accordingly, cash flows from operations during the three months ended December 31, 2002 are not necessarily indicative of cash flows to be expected for a full year. Our consolidated cash and cash equivalents totaled $273.9 million at December 31, 2002 compared to $194.3 million at September 30, 2002. The higher consolidated cash and cash equivalents balance at December 31, 2002 includes the previously mentioned $89.1 million of proceeds from the December 3, 2002 issuance of $88 million face amount of AmeriGas Partners Senior Notes. Included in consolidated cash and cash equivalents at December 31, 2002 and September 30, 2002 are $123.5 million and $114.0 million, respectively, of cash and cash equivalents held by UGI.

OPERATING ACTIVITIES. Cash used by operating activities was $4.0 million during the 2002 three-month period compared to cash provided by operating activities of $29.4 million in the prior-year three-month period. Cash flow from operating activities before changes in working capital was $92.5 million in the 2002 three-month period compared to $54.7 million in the prior-year three-month period principally reflecting the significant increase in 2002 three-month period operating results. Changes in operating working capital used $96.5 million of operating cash flow during the three months ended December 31, 2002 compared with $25.3 million during the prior-year three-month period principally reflecting the effects of the higher natural gas and propane volumes sold and higher natural gas and propane commodity prices.

INVESTING ACTIVITIES. We spent $25.7 million for property, plant and equipment during the three months ended December 31, 2002, an increase of $2.3 million over the prior-year three-month period, principally reflecting slightly higher Partnership capital expenditures. Proceeds from sales of assets were lower during the 2002 three-month period principally due to lower sales of Columbia Propane excess assets. During the three months ended December 31, 2002, the Partnership acquired a propane distribution business for $2.2 million.

FINANCING ACTIVITIES. We paid cash dividends on UGI Common Stock of $11.5 million and $11.0 million during the three months ended December 31, 2002 and 2001, respectively. The Partnership paid the MQD on all publicly held limited partner units (as well as the limited partner units we owned). In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, subsequent to the end of the quarter, AmeriGas Partners used the net proceeds to repay prior to maturity the remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest. During the three months ended December 31, 2002, UGI Utilities and AmeriGas OLP had greater borrowings under their revolving credit facilities reflecting in large part higher cash needs to fund changes in operating working capital. In October 2002, UGI Utilities repaid $26 million of maturing Medium-Term Notes. During the 2001 three-month period, the Partnership received net proceeds of $37.5 million from its public offering of 1,843,047 Common Units. In addition, during the prior-year period, AmeriGas OLP repaid $20 million of Acquisition

                        UGI CORPORATION AND SUBSIDIARIES

Facility borrowings and AmeriGas Partners redeemed prior to maturity $15 million face value of its 10.125% Senior Notes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we currently apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options, and other equity instruments to employees. We adopted the disclosure provisions of SFAS 148 during the quarter ended December 31, 2002 (see Note 1 to Condensed Consolidated Financial Statements).

SFAS 146 addresses accounting for costs associated with exit or disposal activities and replaces the guidance in Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Generally, SFAS 146 requires that a liability for costs associated with an exit or disposal activity, including contract termination costs, employee termination benefits and other associated costs, be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS 146 became effective for disposal activities initiated after December 31, 2002. The initial adoption of the provisions of SFAS 146 did not affect our financial position or results of operations.

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are included in Note 7 to Condensed Consolidated Financial Statements. We do not believe the application of FIN 45 will have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for propane is principally a result of market forces reflecting changes in supply and demand for propane and any other energy commodities. The Partnership's profitability is sensitive to changes in

                        UGI CORPORATION AND SUBSIDIARIES

propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. International Propane's profitability is also sensitive to changes in propane supply costs. On occasion, FLAGA uses derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Over-the-counter derivative commodity instruments utilized by the Partnership and FLAGA to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred cost of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amount actually collected from customers and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations.

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electric generating facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts, and to a much lesser extent on the spot market, and our electricity generation business began selling its electricity production on the spot market to third parties. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

In order to manage market price risk relating to substantially all of Energy Services' forecasted fixed-price sales of natural gas, we purchase exchange-traded natural gas futures contracts or enter into fixed-price supply arrangements. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. The change in market value of these contracts may require Energy Services to make daily cash deposits in margin accounts with brokers. Although Energy Services' fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services' results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.

                        UGI CORPORATION AND SUBSIDIARIES

Our variable-rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement, borrowings under UGI Utilities' revolving credit agreements, and a substantial portion of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At December 31, 2002, combined borrowings outstanding under these agreements totaled $205.4 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the euro. We do not currently use derivative instruments to hedge foreign currency exposure associated with our international propane businesses, principally FLAGA and Antargaz. As a result, the U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to FLAGA, the net effect of changes in foreign currency exchange rates on assets and liabilities has been significantly limited because FLAGA's U.S. dollar denominated financial instrument assets and liabilities are substantially equal in amount. With respect to our equity investment in Antargaz, a 10% decline in the value of the euro versus the U.S. dollar would reduce the book value of this investment by approximately $2.2 million, which amount would be reflected in other comprehensive income.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2002. It also includes the changes in fair value that would result if there were adverse changes in (1) the market price of propane of 10 cents per gallon; (2) the market price of natural gas of 50 cents per dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 50 basis points:

                                                                     Fair           Change in
                                                                     Value          Fair Value
                                                                     -----          ----------
(Millions of dollars)
December 31, 2002:
     Propane commodity price risk                                    $ 8.8            $ (6.1)
     Natural gas commodity price risk                                  9.3              (6.4)
     Interest rate risk                                               (3.2)             (3.2)

Because the Company's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out within the 90-day period prior to the filing of this quarterly report by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure

                        UGI CORPORATION AND SUBSIDIARIES

controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2002.

(b) The Company filed the following Report on Form 8-K during the fiscal quarter ended December 31, 2002:

            DATE                          ITEM NUMBER                         CONTENT
      November 1, 2002                         5              Notice of Fourth Quarter and Year End Earnings
                                                              Conference Call Webcast

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UGI Corporation
                                                 ---------------
                                                   (Registrant)


Date: February 13, 2003                By:       /s/ A. J. Mendicino
------------------------                  --------------------------------------
                                       A. J. Mendicino, Senior Vice President -
                                       Finance and Chief Financial Officer

                                 CERTIFICATIONS

I, Lon R. Greenberg, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of UGI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003


                                                  /s/ Lon R. Greenberg
                                                  ------------------------------
                                                  Lon R. Greenberg
                                                  Chairman, President and
                                                  Chief Executive Officer of
                                                  UGI Corporation

I, Anthony J. Mendicino, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of UGI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003


                                                   /s/ Anthony J. Mendicino
                                                   -----------------------------
                                                   Anthony J. Mendicino
                                                   Senior Vice President and
                                                   Chief Financial Officer of
                                                   UGI Corporation

                                 UGI CORPORATION

                                  EXHIBIT INDEX

99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2002.