Form 10-Q/A
period 2002-12-31
UGI CORP /PA/
filed 2003-04-14
CIK 884614

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          FORM 10-Q/A Amendment No. 1


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

                                Explanatory Note


This Form 10-Q/A is being filed solely for the purpose of (1) adjusting the December 31, 2002 Condensed Consolidated Balance Sheet included in Item 1., Financial Statements, to properly include in current maturities of long-term debt, rather than in long-term debt, the $85 million of AmeriGas Partners
10 1/8% Senior Notes redeemed on January 6, 2003, as described in Note 5 to Condensed Consolidated Financial Statements, and (2) making a corresponding change in the amount of current maturities of long-term debt at December 31, 2002 in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption "Financial Condition." See Note 9 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                         PAGES
                                                                                         -----
PART I  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 2002,
                    September 30, 2002 and December 31, 2001                                1

               Condensed Consolidated Statements of Income for the three
                    months ended December 31, 2002 and 2001                                 2

               Condensed Consolidated Statements of Cash Flows for the
                    three months ended December 31, 2002 and 2001                           3

               Notes to Condensed Consolidated Financial Statements                       4 - 13

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  14 - 21

PART II  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                             22

      Signatures                                                                            23

      Certifications                                                                     24 - 25

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                              (Millions of dollars)


                                                                                           December 31,
                                                                                              2002
                                                                                            Restated -   September 30,  December 31,
                                                                                            See Note 9       2002           2001
                                                                                           ------------  -------------  ------------
                                                                                           (unaudited)                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                                $  273.9      $  194.3      $  108.7
    Accounts receivable (less allowances for doubtful accounts of
        $13.7, $11.8 and $16.4, respectively)                                                   299.0         157.7         232.1
    Accrued utility revenues                                                                     27.8           8.1          27.3
    Inventories                                                                                 117.2         109.2         122.2
    Deferred income taxes                                                                        11.1          10.4          33.1
    Utility regulatory assets                                                                      --           4.3            --
    Prepaid expenses and other current assets                                                    46.3          46.0          25.3
                                                                                             --------      --------      --------
      Total current assets                                                                      775.3         530.0         548.7
Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $743.3,  $720.5 and $666.4, respectively)                             1,276.1       1,271.9       1,267.9

Goodwill and excess reorganization value                                                        649.5         644.9         639.9
Intangible assets (less accumulated amortization of $11.4, $10.3 and $7.1, respectively)         25.1          25.8          30.0
Utility regulatory assets                                                                        58.3          57.7          55.9
Other assets                                                                                     89.5          84.1          99.6
                                                                                             --------      --------      --------
      Total assets                                                                           $2,873.8      $2,614.4      $2,642.0
                                                                                             ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                                     $  208.4      $  148.7      $   98.7
    AmeriGas Propane bank loans                                                                  37.0          10.0           8.0
    UGI Utilities bank loans                                                                     78.3          37.2          82.1
    Other bank loans                                                                             11.2           8.6          10.0
    Accounts payable                                                                            254.6         166.1         212.3
    Other current liabilities                                                                   195.1         215.8         233.2
                                                                                             --------      --------      --------
      Total current liabilities                                                                 784.6         586.4         644.3

Long-term debt                                                                                1,134.9       1,127.0       1,157.3
Deferred income taxes                                                                           210.4         200.2         190.3
Other noncurrent liabilities                                                                     94.5          87.5          80.2

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                                         122.9         276.0         277.5

UGI Utilities redeemable preferred stock                                                         20.0          20.0          20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 100,000,000 shares;
      issued - 33,198,731 shares)                                                               553.9         396.6         395.0
    Retained earnings                                                                            65.0          39.7          22.0
    Accumulated other comprehensive income (loss)                                                11.5           6.6         (12.7)
                                                                                             --------      --------      --------
                                                                                                630.4         442.9         404.3
    Treasury stock, at cost                                                                    (123.9)       (125.6)       (131.9)
                                                                                             --------      --------      --------
      Total common stockholders' equity                                                         506.5         317.3         272.4
                                                                                             --------      --------      --------
      Total liabilities and stockholders' equity                                             $2,873.8      $2,614.4      $2,642.0
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

9.    RESTATEMENT OF BALANCE SHEET


      The Company is restating the December 31, 2002 Condensed Consolidated Balance Sheet to properly include in current maturities of long-term debt, rather than in long-term debt, the $85 million of AmeriGas Partners
      10 1/8% Senior Notes redeemed on January 6, 2003 as described in Note 5 to Condensed Consolidated Financial Statements.




      The following table presents the adjustments made to the December 31, 2002 balance sheet:




                                                              As
                                                          Previously                    As
                                                           Reported    Adjustment     Restated
                                                           --------    ----------     --------
      Current maturities of long-term debt                 $  123.4     $  85.0       $  208.4
      Total current liabilities                               699.6        85.0          784.6
      Long-term debt                                        1,219.9       (85.0)       1,134.9

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

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION


The Company's long-term debt outstanding totaled $1,343.3 million at December 31, 2002 (including current maturities of $208.4 million) compared to $1,275.7 million of long-term debt (including current maturities of $148.7 million) at September 30, 2002. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of approximately $89.1 million, which are included in cash and cash equivalents at December 31, 2002, were used on January 6, 2003, subsequent to the end of the quarter, to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due April 2007 at a redemption price of 102.25%, plus accrued interest. The Company will recognize a pre-tax loss, net of minority interest, of approximately $1.5 million in the quarter ending March 31, 2003 relating to the redemption premium and other associated costs and expenses. On October 1, 2002, UGI Utilities repaid $26 million of maturing Medium-Term Notes.


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

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:


        99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2002 as amended by Amendment No. 1 on Form 10-Q/A.


(b) The Company filed the following Report on Form 8-K during the fiscal quarter ended December 31, 2002:

            DATE                          ITEM NUMBER                         CONTENT
      November 1, 2002                         5              Notice of Fourth Quarter and Year End Earnings
                                                              Conference Call Webcast

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UGI Corporation
                                                 ---------------
                                                   (Registrant)



Date: April 11, 2003                   By:       /s/ A. J. Mendicino
------------------------                  --------------------------------------
                                       A. J. Mendicino, Senior Vice President -
                                       Finance and Chief Financial Officer

                                 CERTIFICATIONS

I, Lon R. Greenberg, certify that:


1. I have reviewed this Amendment No. 1 on Form 10-Q/A to the quarterly report on Form 10-Q for the quarter ended December 31, 2002 (as amended, the "quarterly report") of UGI Corporation;



2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.






Date:  April 11, 2003



                                                  /s/ Lon R. Greenberg
                                                  ------------------------------
                                                  Lon R. Greenberg
                                                  Chairman, President and
                                                  Chief Executive Officer of
                                                  UGI Corporation

I, Anthony J. Mendicino, certify that:


1. I have reviewed this Amendment No. 1 on Form 10-Q/A to the quarterly report for the quarter ending December 31, 2002 (as amended, the "quarterly report") on Form 10-Q of UGI Corporation;



2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and



3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.







Date: April 11, 2003



                                                   /s/ Anthony J. Mendicino
                                                   -----------------------------
                                                   Anthony J. Mendicino
                                                   Senior Vice President and
                                                   Chief Financial Officer of
                                                   UGI Corporation

                                 UGI CORPORATION

                                  EXHIBIT INDEX


99 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's amended Report on Form 10-Q for the quarter ended December 31, 2002.