Form 10-Q
period 2003-03-31
UGI CORP /PA/
filed 2003-05-15
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2003

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

     At April 30, 2003, there were 42,080,609 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                     PAGES
                                                                                    -------
PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2003,
             September 30, 2002 and March 31, 2002                                     1

           Condensed Consolidated Statements of Income for the three
             and six months ended March 31, 2003 and 2002                              2

           Condensed Consolidated Statements of Cash Flows for the
             six months ended March 31, 2003 and 2002                                  3

           Notes to Condensed Consolidated Financial Statements                      4 - 14

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    15 - 26

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk               27 - 28

  Item 4.  Controls and Procedures                                                    29

PART II  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                        30

  Item 6.  Exhibits and Reports on Form 8-K                                           31

  Signatures                                                                          32

  Certifications                                                                    33 - 34

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                                    March 31,     September 30,     March 31,
                                                                                      2003            2002            2002
                                                                                   ----------     ------------     ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $    149.2      $    194.3      $    139.5
     Short-term investments (at cost, which approximates fair value)                     45.0            --              --
     Accounts receivable (less allowances for doubtful accounts of
        $20.1, $11.8 and $18.6, respectively)                                           414.8           157.7           265.1
     Accrued utility revenues                                                            21.7             8.1            19.7
     Inventories                                                                         83.3           109.2            74.6
     Deferred income taxes                                                               28.9            10.4            22.6
     Utility regulatory assets                                                           --               4.3            --
     Prepaid expenses and other current assets                                           40.7            46.0            32.4
                                                                                   ----------      ----------      ----------
                      Total current assets                                              783.6           530.0           553.9

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $765.8, $720.5 and $686.6, respectively)                     1,279.3         1,271.9         1,262.9

Goodwill and excess reorganization value                                                653.5           644.9           638.9
Intangible assets (less accumulated amortization of $12.8, $10.3 and
     $8.3, respectively)                                                                 33.8            25.8            28.8
Utility regulatory assets                                                                59.2            57.7            55.2
Other assets                                                                             93.3            84.1           101.6
                                                                                   ----------      ----------      ----------
                      Total assets                                                 $  2,902.7      $  2,614.4      $  2,641.3
                                                                                   ==========      ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                          $    123.9      $    148.7      $     95.1
     AmeriGas Propane bank loans                                                         --              10.0            --
     UGI Utilities bank loans                                                            27.7            37.2            58.9
     Other bank loans                                                                     9.7             8.6            11.3
     Accounts payable                                                                   302.7           166.1           169.7
     Other current liabilities                                                          256.0           215.8           205.0
                                                                                   ----------      ----------      ----------
                      Total current liabilities                                         720.0           586.4           540.0

Long-term debt                                                                        1,133.3         1,127.0         1,155.2
Deferred income taxes                                                                   213.0           200.2           186.3
Other noncurrent liabilities                                                             99.2            87.5            78.7

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                                 148.1           276.0           330.1

UGI Utilities redeemable preferred stock                                                 20.0            20.0            20.0

Common stockholders' equity:
     Common Stock, without par value (authorized - 150,000,000 shares;
         issued - 49,798,097 shares)                                                    554.2           396.6           395.1
     Retained earnings                                                                  122.7            39.7            65.0
     Accumulated other comprehensive income                                              10.1             6.6             1.2
                                                                                   ----------      ----------      ----------
                                                                                        687.0           442.9           461.3
     Treasury stock, at cost                                                           (117.9)         (125.6)         (130.3)
                                                                                   ----------      ----------      ----------
                      Total common stockholders' equity                                 569.1           317.3           331.0
                                                                                   ----------      ----------      ----------
                      Total liabilities and stockholders' equity                   $  2,902.7      $  2,614.4      $  2,641.3
                                                                                   ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                            Three Months Ended          Six Months Ended
                                                                 March 31,                  March 31,
                                                        ------------------------    ------------------------
                                                           2003          2002          2003          2002
                                                        ----------    ----------    ----------    ----------
Revenues:
    AmeriGas Propane                                    $    625.6    $    460.1    $  1,070.6    $    831.5
    UGI Utilities                                            269.2         179.9         437.6         321.4
    International Propane                                     18.1          12.7          32.4          26.4
    Energy Services and other                                223.0         111.3         335.2         204.1
                                                        ----------    ----------    ----------    ----------
                                                           1,135.9         764.0       1,875.8       1,383.4
                                                        ----------    ----------    ----------    ----------
Costs and expenses:
    AmeriGas Propane cost of sales                           360.6         224.6         604.0         423.8
    UGI Utilities - gas, fuel and purchased power            173.1         109.1         273.6         196.2
    International Propane cost of sales                       10.4           6.2          18.6          13.2
    Energy Services and other cost of sales                  210.8         102.8         311.8         187.0
    Operating and administrative expenses                    175.4         149.8         330.8         294.5
    Utility taxes other than income taxes                      3.5           3.2           6.4           5.8
    Depreciation and amortization                             25.4          23.5          49.6          46.7
    Other income, net                                         (7.7)         (5.7)        (10.8)         (8.8)
                                                        ----------    ----------    ----------    ----------
                                                             951.5         613.5       1,584.0       1,158.4
                                                        ----------    ----------    ----------    ----------

Operating income                                             184.4         150.5         291.8         225.0
Income from equity investees                                   5.0           3.7           6.9           7.5
Loss on extinguishments of debt                               (3.0)           --          (3.0)         (0.7)
Interest expense                                             (27.1)        (27.4)        (55.3)        (55.6)
Minority interests in AmeriGas Partners                      (44.8)        (41.5)        (65.3)        (50.6)
                                                        ----------    ----------    ----------    ----------
Income before income taxes and subsidiary preferred
    stock dividends                                          114.5          85.3         175.1         125.6
Income tax expense                                           (44.3)        (30.9)        (67.8)        (46.7)
Dividends on UGI Utilities Series Preferred Stock             (0.4)         (0.4)         (0.8)         (0.8)
                                                        ----------    ----------    ----------    ----------
Net income                                              $     69.8    $     54.0    $    106.5    $     78.1
                                                        ==========    ==========    ==========    ==========
Earnings per share - basic                              $     1.66    $     1.31    $     2.55    $     1.90
                                                        ==========    ==========    ==========    ==========
Earnings per share - diluted                            $     1.62    $     1.28    $     2.49    $     1.86
                                                        ==========    ==========    ==========    ==========
Average common shares outstanding:
    Basic                                                   41.958        41.288        41.822        41.193
                                                        ==========    ==========    ==========    ==========
    Diluted                                                 42.990        42.132        42.790        41.922
                                                        ==========    ==========    ==========    ==========
Dividends declared per common share                     $    0.285    $    0.267    $     0.56    $    0.533
                                                        ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                          Six Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                        2003          2002
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  106.5      $   78.1
  Reconcile to net cash provided by operating activities:
     Depreciation and amortization                                        49.6          46.7
     Minority interests in AmeriGas Partners                              65.3          50.6
     Deferred income taxes, net                                           (7.9)         (0.5)
     Other, net                                                           13.8           8.1
     Net change in:
       Accounts receivable and accrued utility revenues                 (282.1)       (100.8)
       Inventories                                                        26.4          53.9
       Deferred fuel costs                                                34.3           6.3
       Accounts payable                                                  135.2           3.1
       Other current assets and liabilities                                9.8         (23.8)
                                                                      --------      --------
    Net cash provided by operating activities                            150.9         121.7
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                         (51.1)        (43.0)
  Net proceeds from disposals of assets                                    2.3           3.8
  Acquisitions of business, net of cash acquired                         (13.6)           --
  Increase in short-term investments                                     (45.0)           --
  Other, net                                                               1.6           0.8
                                                                      --------      --------
    Net cash used by investing activities                               (105.8)        (38.4)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on UGI Common Stock                                          (23.4)        (21.9)
  Distributions on AmeriGas Partners publicly held Common Units          (27.4)        (26.1)
  Issuance of long-term debt                                              89.1           0.2
  Repayment of long-term debt                                           (117.0)        (40.6)
  AmeriGas Propane bank loans decrease                                   (10.0)           --
  UGI Utilities bank loans (decrease) increase                            (9.5)          1.1
  Other bank loans increase                                                0.1           1.7
  Issuance of AmeriGas Partners Common Units                                --          49.6
  Issuance of UGI Common Stock                                             8.2           4.7
                                                                      --------      --------
    Net cash used by financing activities                                (89.9)        (31.3)
                                                                      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (0.3)           --
                                                                      --------      --------
Cash and cash equivalents (decrease) increase                         $  (45.1)     $   52.0
                                                                      ========      ========
Cash and cash equivalents:
  End of period                                                       $  149.2      $  139.5
  Beginning of period                                                    194.3          87.5
                                                                      --------      --------
    (Decrease) Increase                                               $  (45.1)     $   52.0
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

         Our utility business is conducted through our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania; owns and operates an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania; and through its wholly owned subsidiary, UGI Development Company ("UGID"), owns interests in Pennsylvania-based electricity generation assets (which together with Electric Utility are referred to herein as "Electric Operations"). Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC").

         We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At March 31, 2003, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 49.1% limited partner interest in AmeriGas Partners, and effective 50.6% and 50.5% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 49.9% interest in AmeriGas Partners comprises 24,908,204 publicly held Common Units representing limited partner interests.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("Company's 2002 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         EARNINGS PER COMMON SHARE. On January 28, 2003, UGI's Board of Directors approved a 3-for-2 split of UGI's Common Stock. On April 1, 2003, UGI issued one additional common share for every two common shares outstanding to shareholders of record on February 28, 2003. Average shares outstanding, earnings per share and dividends declared per share for the three and six months ended March 31, 2003 are reflected on a post-split basis. Prior-year amounts have been retroactively restated to reflect the effects of the common stock split.

         Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                                       Three Months Ended    Six Months Ended
                                                                            March 31,            March 31,
                                                                       ------------------    -----------------
                                                                         2003       2002       2003      2002
                                                                       -------    -------    -------   -------
         Denominator (millions of shares):
          Average common shares outstanding for basic computation       41.958     41.288     41.822    41.193
          Incremental shares issuable for stock options and awards       1.032      0.844      0.968     0.729
                                                                       -------    -------    -------   -------
         Average common shares outstanding for diluted computation      42.990     42.132     42.790    41.922
                                                                       -------    -------    -------   -------

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         We recognized total stock and unit-based compensation expense of $4.8 million and $6.6 million in the three and six months ended March 31, 2003, respectively, and $1.0 million and $1.5 million in the three and six months ended March 31, 2002, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and diluted earnings per share for the three and six months ended March 31, 2003 and 2002 would have been as follows:

                                                                            Three Months Ended   Six Months Ended
                                                                                 March 31,           March 31,
                                                                            ------------------   -----------------
                                                                              2003      2002      2003      2002
                                                                            -------   -------   -------    -------
         Net income, as reported                                             $ 69.8   $ 54.0    $ 106.5    $ 78.1
         Add: Stock and unit-based employee compensation expense
              included in reported net income, net of related tax effects       2.9      0.6        4.0       0.9
         Deduct: Total stock and unit-based employee compensation expense determined under the fair value method for all awards,
              net of related tax effects                                       (3.1)    (0.8)      (4.4)     (1.2)
                                                                             ------    -----    -------    ------
         Pro forma net income                                                $ 69.6    $53.8    $ 106.1    $ 77.8
                                                                             ------    -----    -------    ------
         Basic earnings per share:
              As reported                                                    $ 1.66   $ 1.31   $   2.55   $  1.90
              Pro forma                                                      $ 1.66   $ 1.30   $   2.54   $  1.89

         Diluted earnings per share:
              As reported                                                    $ 1.62   $ 1.28   $   2.49   $  1.86
              Pro forma                                                      $ 1.62   $ 1.28   $   2.48   $  1.86

         COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2003 and 2002:

                                                 Three Months Ended    Six Months Ended
                                                      March 31,             March 31,
                                                 -----------------    -------------------
                                                  2003       2002       2003       2002
                                                 ------     ------    -------    -------
         Net income                              $ 69.8     $ 54.0    $ 106.5     $ 78.1
         Other comprehensive (loss) income
                                                   (1.4)      13.9        3.5       14.7
                                                 ------     ------    -------    -------
         Comprehensive income                    $ 68.4     $ 67.9    $ 110.0     $ 92.8
                                                 ------     ------    -------    -------


         Other comprehensive (loss) income principally comprises (1) changes in the fair value of derivative commodity instruments and interest rate protection agreements qualifying as hedges and (2) foreign currency translation adjustments, net of reclassifications to net income.

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

         RECLASSIFICATIONS. In order to more appropriately classify direct costs associated with the Partnership's Prefilled Propane Xchange ("PPX(R)") program, for the three and six months ended March 31, 2003, certain costs previously reflected in operating and administrative expenses have been included in cost of sales. We have reclassified $3.2 million and $6.0 million of such costs incurred during the three and six months ended March 31, 2002, respectively, to conform to the current-period presentation.

         In January 2003, the Partnership recorded a loss on an early extinguishment of long-term debt. This loss has been reflected in the Condensed Consolidated Statements of Income as "loss on extinguishments of debt." A loss associated with a November 2001 early extinguishment of long-term debt previously included in other income, net, has been reclassified to conform to the current-period presentation (see
         Note 5).

2.       SEGMENT INFORMATION

         We have organized our business units into five reportable segments generally based upon products sold, geographic location (domestic or international), or regulatory environment. Our reportable segments are:
         (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Operations; (4) Energy Services; and (5) an international propane segment comprising FLAGA and our international propane equity investments ("International Propane").

         The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2002 Annual Report. We evaluate our AmeriGas Propane and International Propane segments' profitability principally based upon their earnings before interest expense, income taxes, depreciation and amortization, minority interests, loss on extinguishments of debt and income from equity investees ("EBITDA"). Although we use EBITDA to evaluate these segments' profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. The Company's definition of EBITDA may be different from that used by other companies. We evaluate the performance of Gas Utility, Electric Operations, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.      SEGMENT INFORMATION (CONTINUED)


Three Months Ended March 31, 2003:

                                                                                    Reportable Segments
                                                                 -----------------------------------------------------
                                                                 AmeriGas    Gas     Electric    Energy  International Corporate &
                                              Total     Elims.   Propane   Utility  Operations  Services    Propane      Other (a)
                                            --------   -------   --------  -------- ----------  -------- ------------- -----------
Revenues                                    $1,135.9   $  (0.6)  $  625.6   $239.9    $ 29.3     $212.6     $ 18.1       $ 11.0
                                            ========   =======   ========   ======    ======     ======     ======       ======
Segment profit (loss):
  EBITDA                                    $  209.8   $    --   $  134.2   $ 59.7    $  9.2     $  4.2     $  2.2       $  0.3
  Depreciation and amortization                (25.4)       --      (18.6)    (4.6)     (0.8)      (0.2)      (0.9)        (0.3)
                                            --------   -------   --------   ------    ------     ------     ------       ------
  Operating income                             184.4        --      115.6     55.1       8.4        4.0        1.3         --
  Income from equity investees                   5.0        --       (0.1)    --        --         --          5.1         --
  Loss on extinguishments of debt               (3.0)       --       (3.0)    --        --         --         --           --
  Interest expense                             (27.1)       --      (21.8)    (3.5)     (0.7)      --         (1.0)        (0.1)
  Minority interests                           (44.8)       --      (44.8)    --        --         --         --           --
                                            --------   -------   --------   ------    ------     ------     ------       ------
  Income (loss) before income taxes and
    subsidiary preferred stock dividends    $  114.5   $    --   $   45.9   $ 51.6    $  7.7     $  4.0     $  5.4       $ (0.1)
                                            ========   =======   ========   ======    ======     ======     ======       ======

Segment assets (at period end)              $2,902.7   $ (43.7)  $1,580.9   $744.9    $112.0     $147.6     $162.1       $198.9
                                            ========   =======   ========   ======    ======     ======     ======       ======
Investments in equity investees
   (at period end)                          $   46.1   $    --   $    3.5   $ --      $ 11.4     $ --       $ 31.2       $ --
                                            ========   =======   ========   ======    ======     ======     ======       ======
Goodwill and excess reorganization value
    (at period end)                         $  653.5   $    --   $  590.3   $ --      $ --       $ --       $ 58.7       $  4.5
                                            ========   =======   ========   ======    ======     ======     ======       ======

Three Months Ended March 31, 2002:


                                                                                   Reportable Segments
                                                                 -----------------------------------------------------
                                                                 AmeriGas    Gas     Electric    Energy  International Corporate &
                                              Total     Elims.   Propane   Utility  Operations  Services    Propane      Other (a)
                                            --------   -------   --------  -------- ----------  -------- ------------- -----------
Revenues                                    $  764.0   $  (0.6)  $  460.1   $ 158.1   $  21.8     $ 103.5    $ 12.7       $  8.4
                                            ========   =======   ========   =======   =======     =======   =======      ======
Segment profit:
  EBITDA                                    $  174.0   $    --   $  120.9   $  43.5   $   3.8     $   2.2    $  2.5       $  1.1
  Depreciation and amortization                (23.5)       --      (16.5)     (5.1)     (0.9)       (0.2)     (0.7)        (0.1)
                                            --------   -------   --------   -------   -------     -------   -------      ------
  Operating income                             150.5        --      104.4      38.4       2.9         2.0       1.8          1.0
  Income from equity investees                   3.7        --        0.2        --        --          --       3.5           --
  Loss on extinguishments of debt                 --        --         --        --        --          --        --           --
  Interest expense                             (27.4)       --      (22.0)     (3.7)     (0.6)         --      (0.9)        (0.2)
  Minority interests                           (41.5)       --      (41.5)       --        --          --        --           --
                                            --------   -------   --------   -------   -------     -------    -------      ------
  Income before income taxes and
    subsidiary preferred stock dividends    $   85.3   $    --   $   41.1   $ 34.7    $   2.3     $   2.0    $   4.4      $  0.8
                                            ========   =======   ========   =======   =======     =======    =======      ======

Segment assets (at period end)              $2,641.3   $ (29.9)  $1,571.6   $ 683.8   $ 104.0     $  61.0    $ 144.8      $106.0
                                            ========   =======   ========   =======   =======     =======    =======      ======
Investments in equity investees
    (at period end)                         $   50.2   $    --   $    3.6   $    --   $  10.2     $    --    $  36.4      $   --
                                            ========   =======   ========   =======   =======     =======    =======      ======
Goodwill and excess reorganization value
    (at period end)                         $  638.9   $    --   $  589.1   $    --   $    --     $    --    $  46.3      $  3.5
                                            ========   =======   ========   =======   =======     =======    =======      ======

--------------------

(a) Principally comprises UGI, UGI Enterprises' HVAC operations, and UGI Enterprises' corporate and general expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2.       SEGMENT INFORMATION (CONTINUED)

Six Months Ended March 31, 2003:

                                                                                   Reportable Segments
                                                                 -----------------------------------------------------
                                                                 AmeriGas    Gas     Electric    Energy  International Corporate &
                                              Total     Elims.   Propane   Utility  Operations  Services    Propane      Other
                                            --------   -------   --------  -------- ----------  -------- ------------- -----------
Revenues                                    $1,875.8   $  (1.2)  $1,070.6  $385.0     $ 52.6     $315.7      $ 32.4       $ 20.7
                                            ========   =======   ========  ======     ======     ======      ======       ======

Segment profit (loss):
  EBITDA                                    $  341.4   $    --   $  215.9  $ 97.7     $ 15.3     $  8.7      $  3.4       $  0.4
  Depreciation and amortization                (49.6)       --      (36.1)   (9.1)      (1.6)      (0.5)       (1.8)        (0.5)
                                            --------   -------   --------  ------     ------     ------      ------       ------
  Operating income (loss)                      291.8        --      179.8    88.6       13.7        8.2         1.6         (0.1)
  Income from equity investees                   6.9        --        0.1      --         --         --         6.8           --
  Loss on extinguishments of debt               (3.0)       --       (3.0)     --         --         --          --           --
  Interest expense                             (55.3)       --      (44.5)   (7.2)      (1.3)        --        (2.1)        (0.2)
  Minority interests                           (65.3)       --      (65.3)     --         --         --          --           --
                                            --------   -------   --------  ------     ------     ------      ------       ------
  Income (loss) before income taxes and
    subsidiary preferred stock dividends    $  175.1   $    --   $   67.1  $ 81.4     $ 12.4     $  8.2      $  6.3       $ (0.3)
                                            ========   =======   ========  ======     ======     ======      ======       ======
Segment assets (at period end)              $2,902.7   $ (43.7)  $1,580.9  $744.9     $112.0     $147.6      $162.1       $198.9
                                            ========   =======   ========  ======     ======     ======      ======       ======
Investments in equity investees
    (at period end)                         $   46.1   $    --   $    3.5  $   --     $ 11.4     $   --      $ 31.2       $   --
                                            ========   =======   ========  ======     ======     ======      ======       ======
Goodwill and excess reorganization value
    (at period end)                         $  653.5   $    --   $  590.3  $   --     $   --     $   --      $ 58.7       $  4.5
                                            ========   =======   ========  ======     ======     ======      ======       ======



Six Months Ended March 31, 2002:

                                                                                    Reportable Segments
                                                                 -----------------------------------------------------
                                                                 AmeriGas    Gas     Electric    Energy  International Corporate &
                                              Total     Elims.   Propane   Utility  Operations  Services    Propane      Other
                                            --------   -------   --------  -------- ----------  -------- ------------- -----------
Revenues                                    $1,383.4   $  (1.1) $  831.5   $ 279.4   $  42.0    $ 187.2     $  26.4      $  18.0
                                            ========   =======  ========   =======   =======    =======     =======      =======
Segment profit:
  EBITDA                                    $  271.7   $    --  $  179.6   $  73.3   $   7.3    $   4.6     $   5.0      $   1.9
  Depreciation and amortization                (46.7)       --     (32.8)    (10.0)     (1.7)      (0.4)       (1.4)        (0.4)
                                            --------   -------   -------   -------   -------    -------     -------      -------
  Operating income                             225.0        --     146.8      63.3       5.6        4.2         3.6          1.5
  Income from equity investees                   7.5        --       0.5        --        --         --         7.0           --
  Loss on extinguishments of debt               (0.7)       --      (0.7)       --        --         --          --           --
  Interest expense                             (55.6)       --     (44.7)     (7.3)     (1.2)        --        (2.1)        (0.3)
  Minority interests                           (50.6)       --     (50.6)       --        --         --          --           --
                                            --------   -------   -------   -------   -------    -------     -------      -------
  Income before income taxes and
    subsidiary preferred stock dividends    $  125.6   $    --  $   51.3   $  56.0   $   4.4    $   4.2     $   8.5      $   1.2
                                            ========   =======  ========   =======   =======    =======     =======      =======
Segment assets (at period end)              $2,641.3   $ (29.9) $1,571.6   $ 683.8   $ 104.0    $  61.0     $ 144.8      $ 106.0
                                            ========   =======  ========   =======   =======    =======     =======      =======
Investments in equity investees
    (at period end)                         $   50.2   $    --  $    3.6   $    --   $  10.2    $    --     $  36.4      $    --
                                            ========   =======  ========   =======   =======    =======     =======      =======
Goodwill and excess reorganization value
    (at period end)                         $  638.9   $    --  $  589.1   $    --   $    --    $    --     $  46.3      $   3.5
                                            ========   =======  ========   =======   =======    =======     =======      =======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.       INTANGIBLE ASSETS

         The Company's intangible assets comprise the following:

                                                                        March 31,    September 30,
                                                                          2003           2002
                                                                        ---------    -------------
         Subject to amortization:
              Customer relationships, noncompete agreements and other    $  46.6        $  36.1
              Accumulated amortization
                                                                           (12.8)         (10.3)
                                                                         -------        -------
                                                                         $  33.8        $  25.8
                                                                         -------        -------
         Not subject to amortization:
              Goodwill                                                   $ 560.2        $ 551.6
              Excess reorganization value
                                                                            93.3           93.3
                                                                         -------        -------
                                                                         $ 653.5        $ 644.9
                                                                         -------        -------

         The increase in goodwill during the six months ended March 31, 2003 principally reflects foreign currency translation effects while the increase in other intangible assets is the result of business acquisitions. Amortization expense of intangible assets was $1.4 million and $2.5 million for the three and six months ended March 31, 2003, respectively, and $1.3 million and $2.5 million for the three and six months ended March 31, 2002, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2003 - $6.1 million; Fiscal 2004 - $5.2 million; Fiscal 2005 - $4.4 million; Fiscal 2006 - $3.8 million; Fiscal 2007 - $3.2 million.

4.       CONVERSION OF AMERIGAS PARTNERS SUBORDINATED UNITS

         In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units of AmeriGas Partners, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, in accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. Concurrent with the Subordinated Unit conversion, the Company recorded a $157.0 million increase in common stockholders' equity, and a corresponding decrease in minority interests in AmeriGas Partners, associated with gains from sales of Common Units by AmeriGas Partners in conjunction with, and subsequent to, the Partnership's April 19, 1995 initial public offering. These gains were determined in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The gains resulted because the public offering prices of the AmeriGas Partners Common Units exceeded the associated carrying amount of our investment in the Partnership on the dates of their sale. Due to the preference nature of the Common Units, the Company was precluded from recording these gains until the Subordinated Units converted to Common Units. No deferred income taxes were recorded on these gains due to the Company's intent to hold its investment in the Partnership indefinitely. The changes to the Company's balance sheet

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         resulting from the Subordinated Unit conversion had no effect on the Company's net income or cash flow and did not result in an increase in the number of AmeriGas Partners limited partner units outstanding.

5.       LONG-TERM DEBT

         On October 1, 2002, UGI Utilities repaid $26 million of its maturing 6.73% Medium-Term Notes. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The proceeds, net of underwriters' fees, of $89.1 million were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a pre-tax loss of $3.0 million in the quarter ended March 31, 2003 related to the redemption premium and other associated costs and expenses. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million face value of its 10.125% Senior Notes at a redemption price of 103.375%. The Partnership recognized a pre-tax loss of $0.8 million in the quarter ended December 31, 2001 related to the redemption premium and other associated costs and expenses.

         In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Series B Senior Notes due 2011 and contributed the net proceeds of $33.7 million to AmeriGas OLP.

6.       ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

         Energy Services has a receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on November 30, 2004. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC") which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided ownership interest of up to $50 million to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

         During the three and six months ended March 31, 2003, Energy Services sold trade receivables totaling $186.3 million and $289.0 million, respectively, to ESFC. During the three months ended March 31, 2003, ESFC sold an aggregate $15 million of trade

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         receivables to the commercial paper conduit. At March 31, 2003, the outstanding balance of ESFC receivables was $89.8 million which is net of an undivided interest of $12 million in trade receivables sold by ESFC to the commercial paper conduit.

7.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $18.0 million at March 31, 2003. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas
         Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("CPC"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with CPC and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of CPC and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2003, the potential

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         amount payable under this indemnity by the Company Parties was approximately $71.0 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

         In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


         environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

8.       PROPOSED INVESTMENT IN CONEMAUGH

         On February 25, 2003, Allegheny Energy Supply Company, LLC ("Allegheny Supply"), Allegheny Energy Supply Conemaugh, LLC, UGID and UGI entered into an asset purchase agreement ("Asset Purchase Agreement") pursuant to which UGID will acquire an additional 83 megawatt ownership interest in the Conemaugh electricity generation station ("Conemaugh") from Allegheny Supply, a unit of Allegheny Energy, Inc. ("Allegheny"), for approximately $51.3 million in cash, subject to a $3.0 million credit. Conemaugh is a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania and is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. under contract. The purchase will increase UGID's interest in Conemaugh to 102 megawatts (6.0%) from 19 megawatts (1.1%) currently. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of June 2003. The purchase of the additional investment in Conemaugh will be financed from existing UGI cash balances.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS



The following analyses compare our results of operations for (1) the three months ended March 31, 2003 ("2003 three-month period") with the three months ended March 31, 2002 ("2002 three-month period") and (2) the six months ended March 31, 2003 ("2003 six-month period") with the six months ended March 31, 2002 ("2002 six-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

                                                                                                       Increase
Three Months Ended March 31,                                           2003         2002              (Decrease)
----------------------------                                         --------      -------      ----------------------
(Dollars in millions)
AMERIGAS PROPANE:
     Revenues                                                        $ 625.6       $ 460.1       $ 165.5         36.0%
     Total margin (a)                                                $ 265.0       $ 235.5       $  29.5         12.5%
     EBITDA (b)                                                      $ 134.2       $ 120.9       $  13.3         11.0%
     Operating income                                                $ 115.6       $ 104.4       $  11.2         10.7%
     Retail gallons sold (millions) (c)                                393.4         363.4          30.0          8.3%
     Degree days - % colder (warmer) than normal (d)                     1.0          (8.5)           --           --

GAS UTILITY:
     Revenues                                                        $ 239.9       $ 158.1       $  81.8         51.7%
     Total margin (a)                                                $  80.9       $  61.4       $  19.5         31.8%
     Operating income                                                $  55.1       $  38.4       $  16.7         43.5%
     System throughput - billions of cubic feet ("bcf")                 32.4          26.1           6.3         24.1%
     Degree days - % colder (warmer) than normal                         7.9        (16.9)            --           --

ELECTRIC OPERATIONS:
     Revenues                                                        $  29.3       $  21.8       $    7.5        34.4%
     Total margin (a)                                                $  13.9       $   8.2       $    5.7        69.5%
     Operating income                                                $   8.4       $   2.9       $    5.5       189.7%
     Electric Utility distribution sales - millions
        of kilowatt hours ("gwh")                                      281.1         248.1           33.0        13.3%

ENERGY SERVICES:
     Revenues                                                        $ 212.6       $ 103.5       $  109.1       105.4%
     Total margin (a)                                                $   7.8       $   4.7       $    3.1        66.0%
     Operating income                                                $   4.0       $   2.0       $    2.0       100.0%

INTERNATIONAL PROPANE:
     Revenues                                                        $  18.1       $  12.7       $    5.4        42.5%
     Total margin (a)                                                $   7.7       $   6.5       $    1.2        18.5%
     EBITDA (b)                                                      $   2.2       $   2.5       $   (0.3)      (12.0)%
     Operating income                                                $   1.3       $   1.8       $   (0.5)      (27.8)%
     Income from equity investees                                    $   5.1       $   3.5       $    1.6        45.7 %


-----------------

(a) Total margin represents total revenues less cost of sales and, with respect to Electric Operations, revenue-related taxes, i.e. Electric Utility gross receipts taxes. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, loss on extinguishments of debt and income from equity investees) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. Management uses EBITDA as the primary measure of segment profitability for the AmeriGas Propane and International Propane segments. The Company's definition of EBITDA may be different from that used by other companies.

(c) Retail gallons sold in the 2003 three-month period include certain bulk gallons previously reflected in wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

                        UGI CORPORATION AND SUBSIDIARIES

(d) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.


AMERIGAS PROPANE. Weather based upon national degree day data averaged 1.0% colder than normal during the 2003 three-month period and 6.8% colder than the 2002 three-month period. Although temperatures on a nationwide basis averaged near normal in the 2003 three-month period, weather in the western United States was significantly warmer than normal while weather in the eastern United States was generally colder than normal. The increase in retail volumes sold reflects the impact of the colder weather on heating-related sales partially offset by the impact of price-induced conservation and, with respect to commercial and industrial customers, the effects of continuing economic weakness. Low-margin wholesale propane volumes sold totaled 95.3 million gallons in the 2003 three-month period compared to 69.0 million gallons in the prior-year period reflecting in large part the effects of the colder weather and product cost hedging activities.

Retail propane revenues increased $129.3 million reflecting (1) a $96.1 million increase due to higher average retail selling prices and (2) a $33.2 million increase due to the higher volumes sold. Wholesale propane revenues increased $32.8 million reflecting (1) a $21.3 million increase as a result of higher average wholesale propane selling prices and (2) an $11.5 million increase as a result of the greater wholesale volumes sold. Retail and wholesale propane selling prices in the 2003 three-month period reflect a significant increase in the commodity price of propane. The higher propane commodity costs resulted from, among other things, high crude oil prices and historically low propane inventory levels. Total cost of sales increased $136.0 million principally reflecting the higher propane commodity costs and the higher retail and wholesale volumes sold.

The increase in 2003 three-month period total margin is due principally to the higher retail propane gallons sold and higher average retail unit margins. Notwithstanding the previously mentioned significant increase in the commodity price of propane in the 2003 three-month period, retail unit margins were higher reflecting the effects of the higher average selling prices and the benefits of favorable propane product cost management activities.

The increase in EBITDA reflects the previously mentioned increase in total margin and greater other income partially offset by higher Partnership operating and administrative expenses. The higher 2003 three-month period operating expenses reflect higher volume-driven overtime and vehicle expenses, greater general and group insurance expenses, and higher incentive compensation and uncollectible accounts expenses. Other income in the 2003 three-month period includes a gain of $1.1 million from the settlement of certain hedge contracts. Operating income increased $11.2 million reflecting the previously mentioned increase in EBITDA partially offset by greater depreciation expense principally associated with PPX(R).

GAS UTILITY. Total distribution system throughput increased 6.3 bcf or 24.1% as the significantly colder 2003 three-month period weather resulted in greater heating-related sales to firm- residential, commercial and industrial ("core-market") customers and, to a lesser extent, greater volumes transported for residential, commercial and industrial delivery service customers.

The increase in Gas Utility revenues reflects the greater core-market volumes and residential, commercial, and industrial delivery service volumes and the effects of higher core-market purchased gas cost ("PGC") rates. The higher 2003 three-month period PGC rates resulted from the pass through of higher natural gas commodity costs. Gas Utility cost of gas was $159.0 million in the

                        UGI CORPORATION AND SUBSIDIARIES

2003 three-month period compared to $96.8 million in the 2002 three-month period reflecting the higher core-market volumes and PGC rates.

The increase in Gas Utility total margin principally reflects a $14.3 million increase in margin from core-market customers and, to a lesser extent, greater margin from residential, commercial and industrial delivery service customers.

The higher Gas Utility operating income is due to the previously mentioned increase in total margin, slightly higher other income, and lower depreciation expense partially offset by a $4.6 million increase in operating and administrative expenses. The higher operating and administrative expenses reflect, among other things, the impact of colder weather on distribution system maintenance expenses, higher uncollectible accounts expense, and greater incentive compensation expenses. Depreciation expense declined $0.5 million in the 2003 three-month period due to a change, effective April 1, 2002, in the estimated useful lives of Gas Utility's distribution assets resulting from a PUC-mandated asset life study.

ELECTRIC OPERATIONS. Electric Operations benefited from the effects of weather that was 8.0% colder than normal in the 2003 three-month period compared to weather that was 16.4% warmer than normal in the prior-year period. Electric Utility's distribution sales increased 13.3% principally as a result of the colder weather.

The increase in Electric Operations' revenues reflects the effects of the greater Electric Utility distribution sales and a $4.4 million increase in revenues from sales of electricity produced by our interests in electricity generation assets to third parties. Prior to September 2002, substantially all of the electricity generated by our interests in electricity generation assets was used by Electric Utility to meet a portion of its distribution system requirements. Beginning September 2002, Electric Utility began purchasing substantially all of its electricity requirements under fixed-price energy and capacity contracts with unaffiliated third-party suppliers, and we began selling electricity produced by our interests in generation assets and related capacity on the spot market. Electric Operations' cost of sales was $14.2 million in the 2003 three-month period compared to $12.4 million in the prior year reflecting the third-party spot market sales in the 2003 three-month period partially offset by the effects of lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin reflects greater Electric Utility total margin, resulting from lower per-unit purchased power costs and greater distribution system sales, and margin from third-party spot market sales of electricity produced by our electricity generation assets. Electric Operations' operating income increased in the 2003 three-month period reflecting the increase in total margin.

ENERGY SERVICES. Energy Services' revenues more than doubled in the 2003 three-month period reflecting higher natural gas prices, the volume effects of colder weather and, to a lesser extent, the March 1, 2003 acquisition of the northeastern U.S. gas marketing business of TXU Energy Retail Company, L.P., a subsidiary of TXU Energy ("the TXU Energy Acquisition"). As a result of the TXU Energy Acquisition, Energy Services assumed sales and supply agreements for approximately 1,000 commercial and industrial customers located primarily in New York, Pennsylvania, Ohio and New Jersey. Although the TXU Energy Acquisition did not have a material impact on sales volumes and operating results in the 2003 three-month period, it is expected to increase Energy Services' annual sales volumes by more than 50 percent. The greater 2003 three-month period total margin reflects the higher volumes sold and slightly higher average unit margins. Operating income also

                        UGI CORPORATION AND SUBSIDIARIES

increased reflecting the higher total margin partially offset principally by greater operating expenses.

INTERNATIONAL PROPANE. FLAGA's revenues increased $5.4 million in the 2003 three-month period principally reflecting greater propane selling prices and the effects of a stronger euro. The higher propane selling prices resulted from higher propane commodity costs. Temperatures in the 2003 three-month period were slightly colder than normal compared to temperatures in the 2002 three-month period that were nearly 15% warmer than normal. FLAGA's volumes were slightly higher in the 2003 three-month period as the effects of the colder weather were reduced by price-induced conservation and continued weak economic activity. The increase in FLAGA's total margin reflects the stronger euro and the greater sales partially offset by a decline in average unit margins resulting from higher propane product costs. FLAGA's EBITDA and operating income declined as the greater total margin was more than offset by higher operating expenses.

The increase in income from international propane equity investees in the 2003 three-month period reflects higher income from our investment in Antargaz due in large part to the effects of the stronger euro and the absence of goodwill amortization in the current-year period. Antargaz adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002.

                        UGI CORPORATION AND SUBSIDIARIES

2003 SIX-MONTH PERIOD COMPARED WITH 2002 SIX-MONTH PERIOD

                                                                                                        Increase
Six Months Ended March 31,                                             2003           2002             (Decrease)
--------------------------                                           --------       --------       -------------------
(Dollars in millions)
AMERIGAS PROPANE:
     Revenues                                                       $1,070.6        $ 831.5        $239.1         28.8%
     Total margin                                                   $  466.6        $ 407.7        $ 58.9         14.4%
     EBITDA                                                         $  215.9        $ 178.9        $ 37.0         20.7%
     Operating income                                               $  179.8        $ 146.8        $ 33.0         22.5%
     Retail gallons sold (millions) (a)                                717.6          643.7          73.9         11.5%
     Degree days - % colder (warmer) than normal                         1.1          (11.4)           --          --

GAS UTILITY:
     Revenues                                                       $  385.0        $ 279.4        $105.6         37.8%
     Total margin                                                   $  137.6        $ 107.4        $ 30.2         28.1%
     Operating income                                               $   88.6        $  63.3        $ 25.3         40.0%
     System throughput - billions of cubic feet ("bcf")                 55.7           45.5          10.2         22.4%
     Degree days - % colder (warmer) than normal                         7.3          (17.8)           --           --

ELECTRIC OPERATIONS:
     Revenues                                                       $   52.6        $  42.0        $ 10.6         25.2%
     Total margin                                                   $   23.9        $  15.7        $  8.2         52.2%
     Operating income                                               $   13.7        $   5.6        $  8.1        144.6%
     Electric Utility distribution sales - millions
        of kilowatt hours ("gwh")                                      525.5          476.0          49.5         10.4%

ENERGY SERVICES:
     Revenues                                                       $  315.7        $ 187.2        $128.5         68.6%
     Total margin                                                   $   14.9        $   9.3        $  5.6         60.2%
     Operating income                                               $    8.2        $   4.2        $  4.0         95.2%

INTERNATIONAL PROPANE:
     Revenues                                                       $   32.4        $  26.4        $  6.0         22.7%
     Total margin                                                   $   13.8        $  13.2        $  0.6          4.5%
     EBITDA                                                         $    3.4        $   5.0        $ (1.6)       (32.0)%
     Operating income                                               $    1.6        $   3.6        $ (2.0)       (55.6)%
     Income from equity investees                                   $    6.8        $   7.0        $ (0.2)        (2.9)%


---------------

(a) Retail gallons sold in the 2003 six-month period include certain bulk gallons previously reflected in wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

AMERIGAS PROPANE. Weather based upon national heating degree days was 1.1% colder than normal during the 2003 six-month period compared to weather that was 11.4% warmer than normal in the 2002 six-month period. Although temperatures on a nationwide basis averaged near normal in the 2003 six-month period, weather in the western United States was significantly warmer than normal while weather in the eastern United States was generally colder than normal. Retail propane volumes sold increased 73.9 million gallons due principally to the effects of the colder weather. Wholesale volumes sold totaled 167.0 million gallons in the 2003 six-month period compared to 137.4 million gallons in the prior-year principally reflecting the effects of colder weather and product cost hedging activities.

                        UGI CORPORATION AND SUBSIDIARIES

Retail propane revenues increased $195.6 million reflecting (1) a $114.0 million increase due to higher average selling prices and (2) an $81.6 million increase due to the higher volumes sold. Wholesale propane revenues increased $38.0 million reflecting (1) a $24.7 million increase due to higher average selling prices and (2) a $13.3 million increase due to the higher volumes sold. The higher retail and wholesale selling prices reflect significantly higher propane product costs during the 2003 six-month period. Total cost of sales increased $180.2 million reflecting the higher volumes sold and higher average propane product costs.

The increase in total margin is principally due to the higher propane gallons sold and higher average retail propane unit margins. Notwithstanding the significant increase in the commodity price of propane, retail propane unit margins during the 2003 six-month period were higher than the prior-year period reflecting the effects of higher average selling prices and the benefits of favorable propane product cost management activities.

EBITDA increased $37.1 million in the 2003 six-month period as the previously mentioned increase in total margin and higher other income was partially offset by a $25.4 million increase in operating and administrative expenses. Operating and administrative expenses increased principally due to higher volume-driven overtime and vehicle expenses, greater general and group insurance expenses, and higher incentive compensation and uncollectible accounts expense. Other income in the 2003 six-month period includes a gain of $1.1 million from the settlement of certain hedge contracts while other income in the prior-year six-month period was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income in the 2003 six-month period increased less than the increase in EBITDA due to higher depreciation expense principally associated with PPX(R).

GAS UTILITY. Weather in Gas Utility's service territory was 7.3% colder than normal during the 2003 six-month period compared to weather that was 17.8% warmer than normal during the 2002 six-month period. The significantly colder weather resulted in higher heating-related sales to core- market customers and, to a lesser extent, greater volumes transported for residential, commercial and industrial delivery service customers.

Gas Utility revenues increased principally as a result of the greater sales to core-market customers and higher average PGC rates. Gas Utility cost of gas was $247.4 million in the 2003 six-month period compared to $172.0 million in the 2002 six-month period principally reflecting the higher core-market volumes sold and higher core-market PGC rates.

The increase in Gas Utility total margin in the 2003 six-month period principally reflects a $24.2 million increase in core-market total margin due to the higher core-market sales and increased margin from greater delivery service volumes.

The increase in Gas Utility operating income reflects the increase in total margin and lower depreciation expense partially offset by a $5.5 million increase in operating and administrative expenses. The higher operating and administrative expenses reflect, among other things, greater distribution system maintenance expenses, higher uncollectible accounts expense and increased incentive compensation expense. Depreciation expense declined $0.9 million due to the previously mentioned change in the estimated useful lives of Gas Utility's distribution assets. Other income of $5.7 million in the 2003 six-month period was generally comparable to the prior-year period as higher non-tariff service income was offset by a decline in pension income and lower interest income on PGC undercollections.

                        UGI CORPORATION AND SUBSIDIARIES

ELECTRIC OPERATIONS. Electric Utility's 2003 six-month period kilowatt-hour sales increased principally as a result of weather that was 8.6% colder than normal compared to weather that was 16.7% warmer than normal in the prior-year period.

The higher Electric Operations' revenues reflect higher Electric Utility sales and greater sales of electricity produced by our electric generation assets to third parties. Notwithstanding the significant increase in Electric Operations' revenues, cost of sales increased only $2.0 million in the 2003 six-month period as the impact on cost of sales resulting from the greater sales was substantially offset by lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin principally reflects the increased Electric Utility sales and lower Electric Utility per-unit purchased power costs. The increase in operating income reflects the greater total margin and higher other income partially offset by slightly higher 2003 six-month period general and administrative expenses.

ENERGY SERVICES. The substantial increase in Energy Services' revenues principally resulted from significantly higher natural gas prices, the effects of colder 2003 six-month period weather and growth from the March 2003 TXU Energy Acquisition. The greater Energy Services' total margin reflects the effects of the higher natural gas volumes, greater average unit margins on sales of natural gas, and higher volumes and total margin from sales of fuel oil. The increase in total margin was partially offset by higher operating expenses resulting principally from growth initiatives and the TXU Energy Acquisition.

INTERNATIONAL PROPANE. FLAGA's weather was near normal in the 2003 six-month period compared with weather that was approximately 7.5% warmer than normal in the prior year. Notwithstanding the colder weather, volumes declined slightly due in large part to price-induced conservation and continued weak economic activity. Although FLAGA volumes and unit margins were lower during the 2003 six-month period, total margin was slightly higher reflecting the effects of the stronger euro. The declines in EBITDA and operating income reflect higher operating expenses resulting principally from the effects of the stronger euro and higher payroll expenses.

The decline in earnings from equity investees in the 2003 six-month period reflects lower income from our debt and equity investments in Antargaz. Income from equity investees in the prior-year six-month period includes $0.6 million of interest income from our debt investments in AGZ Holdings, the parent company of Antargaz. AGZ Holdings redeemed these investments in July 2002.


                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's long-term debt outstanding totaled $1,257.2 million at March 31, 2003 (including current maturities of $123.9 million) compared to $1,275.7 million of long-term debt at September 30, 2002 (including current maturities of $148.7 million). On October 1, 2002, UGI Utilities repaid $26 million of maturing Medium-Term Notes. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of $89.1 million were used on January 6, 2003 to redeem prior to

                        UGI CORPORATION AND SUBSIDIARIES


maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due April 2007 at a redemption price of 102.25%, plus accrued interest. The Company recognized a pre-tax loss, net of minority interests, of $1.5 million relating to the redemption premium and other associated costs and expenses.

In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Series B Notes due 2011 and contributed the net proceeds of $33.7 million to AmeriGas OLP.

AmeriGas OLP's Second Amended and Restated Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At March 31, 2003, there were no borrowings outstanding under these facilities. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $22.2 million at March 31, 2003. AmeriGas OLP's Bank Credit Agreement expires October 1, 2003. The Partnership's management expects to renew this facility prior to its expiration.

At March 31, 2003, UGI Utilities had commitments under revolving credit agreements providing for borrowings of up to $97 million. These agreements expire from June 2003 through June 2005. UGI Utilities currently expects to renew or replace those agreements expiring in June 2003 prior to their maturity. At March 31, 2003, UGI Utilities had borrowings under these agreements totaling $17.7 million and an additional $10 million under an uncommitted facility.

UGI Utilities has a shelf registration statement with the SEC under which it may issue up to an additional $85 million of debt securities. AmeriGas Partners has debt and equity shelf registration statements with the SEC under which it may issue up to an additional $28 million of Series B 8.875% Senior Notes and an additional 4.3 million Common Units.

Energy Services has a $50 million receivables purchase facility with an issuer of receivables-backed commercial paper expiring November 30, 2004. During the three and six months ended March 31, 2003, Energy Services sold trade receivables totaling $186.3 million and $289.0 million, respectively, to its wholly owned, bankruptcy-remote subsidiary, ESFC, which is consolidated for financial statement purposes. During the three months ended March 31, 2003, ESFC sold an aggregate $15 million of trade receivables to the facility's commercial paper conduit. At March 31, 2003, the outstanding balance of ESFC receivables was $89.8 million which is net of $12 million in trade receivables sold to the commercial paper conduit.

During the six months ended March 31, 2003, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarters ended September 30, 2002 and December 31, 2002. The MQD for the quarter ended March 31, 2003 will be paid on May 18, 2003 to holders of record on May 9, 2003. Effective November 18, 2002, the 9,891,072 Subordinated Units held by the General Partner were converted to Common Units (see "Conversion of AmeriGas Partners Subordinated Units" below). The ability of the Partnership to declare and pay the MQD on limited partner units in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

                        UGI CORPORATION AND SUBSIDIARIES


CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the six months ended March 31, 2003 are not necessarily indicative of cash flows to be expected for a full year. Included in the March 31, 2003 Condensed Consolidated Balance Sheet is $136.7 million of cash, cash equivalents and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities was $150.9 million in the 2003 six-month period compared to $121.7 million in the prior-year six-month period. The increase in operating cash flow reflects the effects of the improved 2003 six-month period operating results partially offset by greater cash required to fund changes in operating working capital. Changes in operating working capital required $76.4 million of operating cash flow in the 2003 six-month period compared to $61.3 million required in the prior-year period. The higher working capital cash needs primarily reflect the effects of higher 2003 six-month period natural gas and propane commodity prices on changes in customer accounts receivable and inventories partially offset by operating cash flow from changes in accounts payable, Gas Utility deferred fuel overcollections, and accrued income taxes.

INVESTING ACTIVITIES. We spent $51.1 million for property, plant and equipment during the 2003 six-month period, an increase of $8.1 million over the prior-year six-month period, principally reflecting a $6.1 million increase in Partnership capital expenditures. The increase in Partnership capital expenditures is due in large part to greater PPX(R) capital expenditures associated with purchases of overfill protection devices ("OPDs"). Proceeds from asset disposals were lower in the 2003 six-month period due in large part to lower sales of Partnership excess assets. Cash paid for business acquisitions reflects the March 2003 TXU Energy Acquisition and, to a lesser extent, HVAC and Partnership business acquisitions. During the six months ended March 31, 2003, UGI invested $45 million of its cash and cash equivalents in short-term investments.

FINANCING ACTIVITIES. We paid cash dividends on UGI Common Stock of $23.4 million, and the Partnership paid the MQD on all publicly held limited partner units (as well as the limited partner units we own) during the 2003 six-month period. In December 2002, AmeriGas Partners received $89.1 million of net proceeds from the issuance of $88 million face amount of 8.875% Senior Notes due 2011. On January 6, 2003, AmeriGas Partners used the net proceeds to repay prior to maturity the then-remaining $85 million face amount of 10.125% Senior Notes at a redemption price of 102.25%, plus accrued interest. In October 2002, UGI Utilities repaid $26 million of maturing Medium-Term Notes. Also during the 2003 six-month period, AmeriGas OLP repaid all outstanding borrowings under its Revolving Credit Facility and UGI Utilities reduced its bank loan borrowings by $9.5 million.

                        UGI CORPORATION AND SUBSIDIARIES


PROPOSED INVESTMENT IN CONEMAUGH

On February 25, 2003, Allegheny Energy Supply Company, LLC ("Allegheny Supply"), Allegheny Energy Supply Conemaugh, LLC, UGID and UGI entered into an asset purchase agreement ("Asset Purchase Agreement") pursuant to which UGID will acquire an additional 83 megawatt ownership interest in the Conemaugh electricity generation station ("Conemaugh") from Allegheny Supply, a unit of Allegheny Energy, Inc. ("Allegheny"), for approximately $51.3 million in cash, subject to a $3.0 million credit. Conemaugh is a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania and is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. under contract. The purchase will increase UGID's interest in Conemaugh to 102 megawatts (6.0%) from 19 megawatts (1.1%) currently. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close by the end of June 2003. The purchase of the additional investment in Conemaugh will be financed from existing UGI cash balances.

CONVERSION OF AMERIGAS PARTNERS SUBORDINATED UNITS

In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units of AmeriGas Partners, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. Concurrent with the Subordinated Unit conversion, the Company recorded a $157.0 million increase in common stockholders' equity, and a corresponding decrease in minority interests in AmeriGas Partners, associated with gains from sales of Common Units by AmeriGas Partners in conjunction with, and subsequent to, the Partnership's April 19, 1995 initial public offering. These gains were determined in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The gains resulted because the public offering prices of the AmeriGas Partners Common Units exceeded the associated carrying amount of our investment in the Partnership on the dates of their sale. Due to the preference nature of the Common Units, the Company was precluded from recording these gains until the Subordinated Units converted to Common Units. No deferred income taxes were recorded on these gains due to the Company's intent to hold its investment in the Partnership indefinitely. The changes to the Company's balance sheet resulting from the Subordinated Unit conversion had no effect on the Company's net income or cash flow and did not result in an increase in the number of AmeriGas Partners limited partner units outstanding.

UGI COMMON STOCK SPLIT AND DIVIDEND INCREASE

On January 28, 2003, UGI's Board of Directors approved a 3-for-2 split of UGI's Common Stock. On April 1, 2003, UGI issued one additional common share for every two common shares outstanding to shareholders of record February 28, 2003. Also on January 28, 2003, UGI's Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.2850 per post-split share or $1.14 per post-split share on an annual basis. The increased quarterly dividend was paid April 1, 2003 to shareholders of record on February 28, 2003.

                        UGI CORPORATION AND SUBSIDIARIES


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"); SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 amends SFAS 133 for decisions made (1) as part of the FASB's Derivatives Implementation Group ("DIG") process; (2) in connection with other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Based upon the types of contracts currently entered into by the Company, we do not believe SFAS 149 will have a material impact on our financial position or results of operations.

SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we currently apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options, and other equity instruments to employees. The disclosures required by SFAS 148 are included in Note 1 to Condensed Consolidated Financial Statements.

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

FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken when issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are included in Note 7 to Condensed Consolidated Financial Statements. The application of FIN 45 did not have a material effect on our financial position or results of operations.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for propane is principally a result of market forces reflecting changes in supply and demand for propane and any other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. International Propane's profitability is also sensitive to changes in propane supply costs. On occasion, FLAGA uses derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Over-the-counter derivative commodity instruments utilized by the Partnership and FLAGA are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

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

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electric generating facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts, and to a much lesser extent on the spot market, and our electricity generation business began selling its electricity production and capacity on the spot market to third parties. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

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

                        UGI CORPORATION AND SUBSIDIARIES

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement, borrowings under UGI Utilities' revolving credit agreements, and a substantial portion of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At March 31, 2003, combined borrowings outstanding under these agreements totaled $104.0 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the euro. We do not currently use derivative instruments to hedge foreign currency exposure associated with our international propane businesses, principally FLAGA and Antargaz. As a result, the U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to FLAGA, the net effect of changes in foreign currency exchange rates on assets and liabilities has been significantly limited because FLAGA's U.S. dollar denominated financial instrument assets and liabilities are substantially equal in amount. With respect to our equity investment in Antargaz, a 10% decline in the value of the euro versus the U.S. dollar would reduce the book value of this investment by approximately $2.8 million, which amount would be reflected in other comprehensive income.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2003. It also includes the changes in fair value that would result if there were adverse changes in (1) the market price of propane of 10 cents per gallon; (2) the market price of natural gas of 50 cents per dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 50 basis points:

                                                              Fair       Change in
                                                             Value       Fair Value
                                                            --------     ----------
(Millions of dollars)

March 31, 2003:
  Propane commodity price risk                                $1.2         $(0.8)
  Natural gas commodity price risk                             2.7          (3.8)
  Interest rate risk                                          (3.8)         (3.2)



Because the Company's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

                        UGI CORPORATION AND SUBSIDIARIES


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

                        UGI CORPORATION AND SUBSIDIARIES


                            PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 25, 2003 the Annual Meeting of Shareholders of UGI was held. The Shareholders reelected the eight nominees from the existing Board of Directors to another term, and ratified the appointment of PricewaterhouseCoopers LLP as independent certified accountants. No other matters were considered at the meeting.

         The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

Director Nominees                   For                       Withheld
-----------------                   ---                       --------
James W. Stratton                   23,782,704                359,403
Richard C. Gozon                    23,793,300                348,827
Stephen D. Ban                      23,808,951                333,176
Lon R. Greenberg                    23,636,350                505,777
Marvin O. Schlanger                 23,713,268                428,859
Thomas F. Donovan                   23,702,749                439,378
Anne Pol                            23,707,232                434,895
Ernest E. Jones                     23,782,271                359,856


         The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of PricewaterhouseCoopers LLP is as follows: For: 23,668,764; Against, 282,646; Abstain, 190,717. There were no broker non-votes.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         3.1 Amended and Restated Articles of Incorporation of UGI Corporation are incorporated by reference to Exhibit 4.1 to UGI's Registration Statement on Form S-8, No. 333-104938.

         3.2      Bylaws of UGI Corporation as in effect since February 25,
                  2003.

         4.1 UGI's Amended and Restated Articles of Incorporation and Bylaws referred to in Exhibit Nos. 3.1 and 3.2 above.

         10.1 UGI Corporation 2000 Directors' Stock Option Plan Amended and Restated as of April 29, 2003.

         10.2 1992 Directors' Stock Plan Amended and Restated as of April 29, 2003.

         10.3 UGI Corporation Directors' Equity Compensation Plan Amended and Restated as of April 29, 2003.

         10.4 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of April 29, 2003.

         10.5 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of April 29, 2003.

         10.6 UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003.

         10.7 UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003.

         99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003.

(b) The Company filed the following Reports on Form 8-K during the fiscal quarter ended March 31, 2003:

       DATE                ITEM NUMBERS                 CONTENT
       ----                ------------                 -------
       January 22, 2003         5           Notice of first quarter earnings
                                            conference call webcast

       February 26, 2003      5 & 7         Press release regarding purchase
                                            of additional electricity generation

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       UGI Corporation
                                          --------------------------------------
                                                        (Registrant)








Date: May 15, 2003                    By: /s/ A. J. Mendicino
                                          --------------------------------------
                                          A. J. Mendicino, Senior Vice President
                                          and Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003


                                      /s/ Lon R. Greenberg
                                      ------------------------------------------
                                      Lon R. Greenberg
                                      Chairman, President and
                                      Chief Executive Officer of
                                      UGI Corporation

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



                                            /s/ Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President and
                                            Chief Financial Officer of
                                            UGI Corporation

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


3.1 Amended and Restated Articles of Incorporation of UGI Corporation are incorporated by reference to Exhibit 4.1 to UGI's Registration Statement on Form S-8, No. 333-104938.

3.2      Bylaws of UGI Corporation as in effect since February 25, 2003.

4.1 UGI's Amended and Restated Articles of Incorporation and Bylaws referred to in Exhibit Nos. 3.1 and 3.2.

10.1 UGI Corporation 2000 Directors' Stock Option Plan Amended and Restated as of April 29, 2003.

10.2     1992 Directors' Stock Plan Amended and Restated as of April 29, 2003.

10.3 UGI Corporation Directors' Equity Compensation Plan Amended and Restated as of April 29, 2003.

10.4 UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of April 29, 2003.

10.5 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of April 29, 2003.

10.6 UGI Corporation 1992 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003.

10.7 UGI Corporation 2002 Non-Qualified Stock Option Plan Amended and Restated as of April 29, 2003.

99 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2003.