Form 10-K/A
period 2002-09-30
UGI CORP /PA/
filed 2003-06-30
CIK 884614

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

         The undersigned registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2002 to include the financial statements required by Form 11-K with respect to the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth in Exhibit No. 99.2.

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

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
    3.1              (Second) Amended and Restated Articles of                  UGI           Amendment No. 1 on      3.(3)(a)
                     Incorporation of the Company                                             Form 8 to Form 8-B
                                                                                                  (4/10/92)
------------------------------------------------------------------------------------------------------------------------------
    3.2              Bylaws of UGI as in effect since September 24,             UGI               Form 10-K              3.2
                     2002                                                                         (9/30/02)
------------------------------------------------------------------------------------------------------------------------------
     4               Instruments defining the rights of security
                     holders, including indentures. (The Company
                     agrees to furnish to the Commission upon
                     request a copy of any instrument defining the
                     rights of holders of long-term debt not
                     required to be filed pursuant to Item
                     601(b)(4) of Regulation S-K)
------------------------------------------------------------------------------------------------------------------------------
    4.1              Rights Agreement, as amended as of August 18,              UGI              Registration            4.3
                     2000, between the Company and Mellon Bank,                                 Statement No.
                     N.A., successor to Mellon Bank (East) N.A., as                               333-49080
                     Rights Agent, and Assumption Agreement dated
                     April 7, 1992
------------------------------------------------------------------------------------------------------------------------------
    4.2              The description of the Company's Common Stock              UGI                Form 8-B/A           3.(4)
                     contained in the Company's registration                                       (4/17/96)
                     statement filed under the Securities Exchange
                     Act of 1934, as amended
------------------------------------------------------------------------------------------------------------------------------
    4.3              UGI's (Second) Amended and Restated Articles
                     of Incorporation and Bylaws referred to in 3.1
                     and 3.2 above
------------------------------------------------------------------------------------------------------------------------------
    4.4              Note Agreement dated as of April 12, 1995                AmeriGas            Form 10-Q             10.8
                     among The Prudential Insurance Company of             Partners, L.P.         (3/31/95)
                     America, Metropolitan Life Insurance Company,
                     and certain other institutional investors and
                     AmeriGas Propane, L.P., New AmeriGas Propane,
                     Inc. and Petrolane Incorporated
------------------------------------------------------------------------------------------------------------------------------
    4.5              First Amendment dated as of September 12, 1997           AmeriGas            Form 10-K              4.5
                     to Note Agreement dated as of April 12, 1995          Partners, L.P.         (9/30/97)
                     ("1995 Note Agreement")
------------------------------------------------------------------------------------------------------------------------------
    4.6              Second Amendment dated as of September 15,               AmeriGas            Form 10-K              4.6
                     1998 to 1995 Note Agreement                           Partners, L.P.         (9/30/98)
------------------------------------------------------------------------------------------------------------------------------
    4.7              Third Amendment dated as of March 23, 1999 to            AmeriGas            Form 10-Q             10.2
                     1995 Note Agreement                                   Partners, L.P.         (3/31/99)
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
    4.8              Fourth Amendment dated as of March 16, 2000 to           AmeriGas            Form 10-Q             10.2
                     1995 Note Agreement                                   Partners, L.P.         (6/30/00)
------------------------------------------------------------------------------------------------------------------------------
    4.9              Fifth Amendment dated as of August 1, 2001 to            AmeriGas            Form 10-K              4.8
                     1995 Note Agreement                                   Partners, L.P.         (9/30/01)
------------------------------------------------------------------------------------------------------------------------------
   4.9(a)            Second Amended and Restated Agreement of                 AmeriGas            Form 8-K                1
                     Limited Partnership of AmeriGas Partners, L.P.        Partners, L.P.         (9/30/00)
------------------------------------------------------------------------------------------------------------------------------
    4.10             Amended and Restated Agreement of Limited                AmeriGas            Form 10-K              3.8
                     Partnership of AmeriGas Eagle Propane, L.P.           Partners, L.P.         (9/30/01)
                     dated July 19, 1999
------------------------------------------------------------------------------------------------------------------------------
    10.1             Service Agreement (Rate FSS) dated as of                   UGI               Form 10-K             10.5
                     November 1, 1989 between Utilities and                                       (9/30/95)
                     Columbia, as modified pursuant to the orders
                     of the Federal Energy Regulatory Commission at
                     Docket No. RS92-5-000 reported at Columbia Gas
                     Transmission Corp., 64 FERCP. 61,060 (1993),
                     order on rehearing, 64 FERCP. 61,365 (1993)
------------------------------------------------------------------------------------------------------------------------------
    10.2             Service Agreement (Rate FTS) dated June 1,              Utilities            Form 10-K            (10)o.
                     1987 between Utilities and Columbia, as                                      (12/31/90)
                     modified by Supplement No. 1 dated October 1,
                     1988; Supplement No. 2 dated November 1, 1989;
                     Supplement No. 3 dated November 1, 1990;
                     Supplement No. 4 dated November 1, 1990; and
                     Supplement No. 5 dated January 1, 1991, as
                     further modified pursuant to the orders of the
                     Federal Energy Regulatory Commission at Docket
                     No. RS92-5-000 reported at Columbia Gas
                     Transmission Corp., 64 FERCP. 61,060 (1993),
                     order on rehearing, 64 FERCP. 61,365 (1993)
------------------------------------------------------------------------------------------------------------------------------
    10.3             Transportation Service Agreement (Rate FTS-1)           Utilities            Form 10-K            (10)p.
                     dated November 1, 1989 between Utilities and                                 (12/31/90)
                     Columbia Gulf Transmission Company, as
                     modified pursuant to the orders of the Federal
                     Energy Regulatory Commission in Docket No.
                     RP93-6-000 reported at Columbia Gulf
                     Transmission Co., 64 FERCP. 61,060 (1993),
                     order on rehearing, 64 FERCP. 61,365 (1993)
------------------------------------------------------------------------------------------------------------------------------
    10.4             Amended and Restated Sublease Agreement dated              UGI               Form 10-K            10.35
                     April 1, 1988 between Southwest Salt Co. and                                 (9/30/94)
                     AP Propane, Inc. (the "Southwest Salt Co.
                     Agreement")
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
    10.5             Letter dated July 8, 1998 pursuant to Article              UGI               Form 10-K             10.5
                     1, Section 1.2 of the Southwest Salt Co.                                     (9/30/99)
                     Agreement re: option to renew for period of
                     June 1, 2000 to May 31, 2005 and related
                     extension notice
------------------------------------------------------------------------------------------------------------------------------
   10.6**            UGI Corporation Directors Deferred                         UGI               Form 10-K             10.6
                     Compensation Plan Amended and Restated as of                                 (9/30/00)
                     January 1, 2000
------------------------------------------------------------------------------------------------------------------------------
   10.7**            UGI Corporation 1992 Stock Option and Dividend             UGI               Form 10-Q            (10)ee
                     Equivalent Plan, as amended May 19, 1992                                     (6/30/92)
------------------------------------------------------------------------------------------------------------------------------
   10.8**            UGI Corporation Annual Bonus Plan dated March              UGI               Form 10-Q             10.4
                     8, 1996                                                                      (6/30/96)
------------------------------------------------------------------------------------------------------------------------------
   10.9**            UGI Corporation Directors' Equity Compensation             UGI               Form 10-K             10.9
                     Plan Amended and Restated as of January 1,                                   (9/30/00)
                     2000
------------------------------------------------------------------------------------------------------------------------------
  10.10**            UGI Corporation 1997 Stock Option and Dividend             UGI               Form 10-Q             10.2
                     Equivalent Plan                                                              (3/31/97)
------------------------------------------------------------------------------------------------------------------------------
  10.11**            UGI Corporation 1992 Directors' Stock Plan                 UGI               Form 10-Q            (10)ff
                                                                                                  (6/30/92)
------------------------------------------------------------------------------------------------------------------------------
  10.12**            UGI Corporation Senior Executive Employee                  UGI               Form 10-K             10.12
                     Severance Pay Plan effective January 1, 1997                                 (9/30/97)
------------------------------------------------------------------------------------------------------------------------------
  10.13**            UGI Corporation 2000 Directors' Stock Option               UGI               Form 10-K             10.13
                     Plan                                                                         (9/30/99)
------------------------------------------------------------------------------------------------------------------------------
  10.14**            UGI Corporation 2000 Stock Incentive Plan                  UGI               Form 10-Q             10.1
                                                                                                  (6/30/00)
------------------------------------------------------------------------------------------------------------------------------
  10.15**            1997 Stock Purchase Loan Plan                              UGI               Form 10-K             10.16
                                                                                                  (9/30/97)
------------------------------------------------------------------------------------------------------------------------------
  10.16**            UGI Corporation Supplemental Executive                     UGI               Form 10-Q              10
                     Retirement Plan Amended and Restated effective                               (6/30/98)
                     October 1, 1996
------------------------------------------------------------------------------------------------------------------------------
  10.17              [Intentionally omitted]
------------------------------------------------------------------------------------------------------------------------------
  10.18              Second Amended and Restated Credit Agreement             AmeriGas            Form 10-K             10.1
                     dated as of August 21, 2002 among AmeriGas            Partners, L.P.         (9/30/02)
                     Propane, L.P., AmeriGas Propane, Inc.,
                     Petrolane Incorporated, Bank of America, N.A.,
                     as Agent, Issuing Bank and Swing Line Bank,
                     and certain banks.
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
   10.19             Power Sales Agreement between UGI Utilities,            Utilities            Form 10-K            10.23
                     Inc. and UGI Development Company dated as of                                 (9/30/01)
                     November 30, 2001
------------------------------------------------------------------------------------------------------------------------------
   10.20             [Intentionally omitted]
------------------------------------------------------------------------------------------------------------------------------
   10.21             [Intentionally omitted]
------------------------------------------------------------------------------------------------------------------------------
   10.22             [Intentionally omitted]
------------------------------------------------------------------------------------------------------------------------------
   10.23             Intercreditor and Agency Agreement dated as of           AmeriGas            Form 10-Q             10.2
                     April 19, 1995 among AmeriGas Propane, Inc.,          Partners, L.P.         (3/31/95)
                     Petrolane Incorporated, AmeriGas Propane,
                     L.P., Bank of America National Trust and
                     Savings Association ("Bank of America") as
                     Agent, Mellon Bank, N.A. as Cash Collateral
                     Sub-Agent, Bank of America as Collateral Agent
                     and certain creditors of AmeriGas Propane,
                     L.P.
------------------------------------------------------------------------------------------------------------------------------
  10.23(a)           First Amendment dated as of July 31, 2001 to             AmeriGas            Form 10-K             10.8
                     Intercreditor and Agency Agreement dated as of        Partners, L.P.         (9/30/01)
                     April 19, 1995
------------------------------------------------------------------------------------------------------------------------------
   10.24             General Security Agreement dated as of April             AmeriGas            Form 10-Q             10.3
                     19, 1995 among AmeriGas Propane, L.P., Bank of        Partners, L.P.         (3/31/95)
                     America National Trust and Savings Association
                     and Mellon Bank, N.A.
------------------------------------------------------------------------------------------------------------------------------
  10.24(a)           First Amendment dated as of July 31, 2001 to             AmeriGas            Form 10-K            10.10
                     General Security Agreement dated as of April          Partners, L.P.         (9/30/01)
                     19, 1995
------------------------------------------------------------------------------------------------------------------------------
   10.25             Subsidiary Security Agreement dated as of                AmeriGas            Form 10-Q             10.4
                     April 19, 1995 among AmeriGas Propane, L.P.,          Partners, L.P.         (3/31/95)
                     Bank of America National Trust and Savings
                     Association as Collateral Agent and Mellon
                     Bank, N.A. as Cash Collateral Agent
------------------------------------------------------------------------------------------------------------------------------
  10.25(a)           First Amendment dated as of July 31, 2001 to             AmeriGas            Form 10-K            10.12
                     Subsidiary Security Agreement dated as of             Partners, L.P.         (9/30/01)
                     April 19, 1995
------------------------------------------------------------------------------------------------------------------------------
   10.26             Restricted Subsidiary Guarantee dated as of              AmeriGas            Form 10-Q             10.5
                     April 19, 1995 by AmeriGas Propane, L.P. for          Partners, L.P.         (3/31/95)
                     the benefit of Bank of America National Trust
                     and Savings Association, as Collateral Agent
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
   10.27             Trademark License Agreement dated April 19,              AmeriGas            Form 10-Q             10.6
                     1995 among UGI Corporation, AmeriGas, Inc.,           Partners, L.P.         (3/31/95)
                     AmeriGas Propane, Inc., AmeriGas Partners,
                     L.P. and AmeriGas Propane, L.P.
------------------------------------------------------------------------------------------------------------------------------
   10.28             Trademark License Agreement, dated April 19,             AmeriGas            Form 10-Q             10.7
                     1995 among AmeriGas Propane, Inc., AmeriGas           Partners, L.P.         (3/31/95)
                     Partners, L.P. and AmeriGas Propane, L.P.
------------------------------------------------------------------------------------------------------------------------------
   10.29             Stock Purchase Agreement dated May 27, 1989,            Petrolane           Registration         10.16(a)
                     as amended and restated July 31, 1989, between        Incorporated/        Statement No.
                     Texas Eastern Corporation and QFB Partners            AmeriGas, Inc.          33-69450
------------------------------------------------------------------------------------------------------------------------------
   10.30             Pledge Agreement dated September 1999 between              UGI               Form 10-K            10.28
                     Eastfield International Holdings, Inc. and                                   (9/30/99)
                     Reiffeisen Zentralbank Osterreich
                     Aktiengesellschaft ("RZB")
------------------------------------------------------------------------------------------------------------------------------
   10.31             Pledge Agreement dated September 1999 between              UGI               Form 10-K            10.29
                     EuroGas Holdings, Inc. and RZB                                               (9/30/99)
------------------------------------------------------------------------------------------------------------------------------
   10.32             Form of Guarantee Agreement dated September                UGI               Form 10-K            10.30
                     1999 between UGI Corporation and RZB relating                                (9/30/99)
                     to loan amount of EURO 74 million
------------------------------------------------------------------------------------------------------------------------------
   10.33             Form of Guarantee Agreement dated September                UGI               Form 10-K            10.33
                     2000 between UGI Corporation and RZB relating                                (9/30/00)
                     to loan amount of EURO 14.9 million
------------------------------------------------------------------------------------------------------------------------------
   10.34             Form of Guarantee Agreement dated September                UGI               Form 10-K            10.34
                     2000 between UGI Corporation and RZB relating                                (9/30/00)
                     to loan amount of EURO 9 million
------------------------------------------------------------------------------------------------------------------------------
  10.34(a)           Amendments dated October 11, 2001 to September             UGI               Form 10-K           10.34(a)
                     1999 Guarantee Agreements between UGI                                        (9/30/02)
                     Corporation and RZB
------------------------------------------------------------------------------------------------------------------------------
  10.35**            Description of Change of Control arrangements              UGI               Form 10-K            10.33
                     for Messrs. Greenberg, Bovaird and Mendicino                                 (9/30/99)
------------------------------------------------------------------------------------------------------------------------------
  10.36**            Description of Change of Control arrangement               UGI               Form 10-K            10.34
                     for Mr. Chaney                                                               (9/30/99)
------------------------------------------------------------------------------------------------------------------------------
  10.37**            Description of Change of Control arrangement             AmeriGas            Form 10-K            10.31
                     for Mr. Bissell                                       Partners, L.P.         (9/30/99)
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
  10.38**            2002 Non-Qualified Stock Option Plan                       UGI               Form 10-K            10.38
                                                                                                  (9/30/02)
------------------------------------------------------------------------------------------------------------------------------
  10.39**            1992 Non-Qualified Stock Option Plan, as                   UGI               Form 10-K            10.39
                     amended                                                                      (9/30/00)
------------------------------------------------------------------------------------------------------------------------------
   10.40             Service Agreement for comprehensive delivery               UGI               Form 10-K            10.40
                     service (Rate CDS) dated February 23, 1998                                   (9/30/00)
                     between UGI Utilities, Inc. and Texas Eastern
                     Transmission Corporation
------------------------------------------------------------------------------------------------------------------------------
   10.41             Service Agreement for comprehensive delivery               UGI               Form 10-K            10.41
                     service (Rate CDS) dated February 23, 1999                                   (9/30/00)
                     between UGI Utilities, Inc. and Texas Eastern
                     Transmission Corporation
------------------------------------------------------------------------------------------------------------------------------
   10.42             Purchase Agreement dated January 30, 2001 and            AmeriGas             Form 8-K             10.1
                     Amended and Restated on August 7, 2001 by and         Partners, L.P.          (8/8/01)
                     among Columbia Energy Group, Columbia Propane
                     Corporation, Columbia Propane, L.P., CP
                     Holdings, Inc., AmeriGas Propane, L.P.,
                     AmeriGas Partners, L.P., and AmeriGas Propane,
                     Inc.
------------------------------------------------------------------------------------------------------------------------------
   10.43             Partnership Agreement of Hunlock Creek Energy           Utilities            Form 10-K            10.24
                     Ventures dated December 8, 2001 by and between                               (9/30/01)
                     UGI Hunlock Development Company and Allegheny
                     Energy Supply Hunlock Creek LLC
------------------------------------------------------------------------------------------------------------------------------
   10.44             Agreement by Petrolane Incorporated and                 Petrolane            Form 10-K            10.13
                     certain of its subsidiaries party thereto              Incorporated          (9/23/94)
                     ("Subsidiaries") for the Sale of the
                     Subsidiaries' Inventory and Assets to the
                     Goodyear Tire & Rubber Company and D.C.H.,
                     Inc., as Purchaser, dated as of December 18,
                     1985
------------------------------------------------------------------------------------------------------------------------------
   10.45             Purchase Agreement by and among Columbia             National Propane        Form 8-K             10.5
                     Propane, L.P., CP Holdings, Inc., Columbia            Partners, L.P.         (4/19/99)
                     Propane Corporation, National Propane
                     Partners, L.P., National Propane Corporation,
                     National Propane SPG, Inc., and Triarc
                     Companies, Inc. dated as of April 5, 1999
------------------------------------------------------------------------------------------------------------------------------
   10.46             Capital Contribution Agreement dated as of               AmeriGas            Form 8-K             10.2
                     August 21, 2001 by and between Columbia               Partners, L.P.         (8/21/01)
                     Propane, L.P. and AmeriGas Propane, L.P.
                     acknowledged and agreed to by CP Holdings,
                     Inc.
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
   10.47             Promissory Note by National Propane L.P., a              AmeriGas            Form 10-K            10.39
                     Delaware limited partnership in favor of              Partners, L.P.         (9/30/01)
                     Columbia Propane Corporation dated July 19,
                     1999
------------------------------------------------------------------------------------------------------------------------------
   10.48             Loan Agreement dated July 19, 1999, between              AmeriGas            Form 10-K            10.40
                     National Propane, L.P. and Columbia Propane           Partners, L.P.         (9/30/01)
                     Corporation
------------------------------------------------------------------------------------------------------------------------------
   10.49             First Amendment dated August 21, 2001 to Loan            AmeriGas            Form 10-K            10.41
                     Agreement dated July 19, 1999 between National        Partners, L.P.         (9/30/01)
                     Propane, L.P. and Columbia Propane Corporation
------------------------------------------------------------------------------------------------------------------------------
   10.50             Columbia Energy Group Payment Guaranty dated             AmeriGas            Form 10-K            10.42
                     April 5, 1999                                         Partners, L.P.         (9/30/01)
------------------------------------------------------------------------------------------------------------------------------
   10.51             Keep Well Agreement by and between AmeriGas              AmeriGas            Form 10-K            10.46
                     Propane, L.P. and Columbia Propane Corporation        Partners, L.P.         (9/30/01)
                     dated August 21, 2001
------------------------------------------------------------------------------------------------------------------------------
   10.52             Management Services Agreement effective as of            AmeriGas            Form 10-K            10.47
                     August 21, 2001 between AmeriGas Propane, Inc.        Partners, L.P.         (9/30/01)
                     and AmeriGas Eagle Holdings, Inc., the general
                     partner of AmeriGas Eagle Propane, L.P.
------------------------------------------------------------------------------------------------------------------------------
   10.53             Storage Transportation Service Agreement (Rate          Utilities            Form 10-K             10.25
                     Schedule SST) between Utilities and Columbia                                 (9/30/02)
                     dated November 1, 1993, as modified pursuant
                     to orders of the Federal Energy Regulatory
                     Commission
------------------------------------------------------------------------------------------------------------------------------
   10.54             No-Notice Transportation Service Agreement              Utilities            Form 10-K             10.26
                     (Rate Schedule NTS) between Utilities and                                    (9/30/02)
                     Columbia dated November 1, 1993, as modified
                     pursuant to orders of the Federal Energy
                     Regulatory Commission

------------------------------------------------------------------------------------------------------------------------------
   10.55             No-Notice Transportation Service Agreement              Utilities            Form 10-K             10.27
                     (Rate Schedule CDS) between Utilities and                                    (9/30/02)
                     Texas Eastern Transmission dated February 23,
                     1999, as modified pursuant to various orders
                     of the Federal Energy Regulatory Commission
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
   10.56             No-Notice Transportation Service Agreement              Utilities            Form 10-K             10.28
                     (Rate Schedule CDS) between Utilities and                                    (9/30/02)
                     Texas Eastern Transmission dated October 31,
                     2000, as modified pursuant to various orders
                     of the Federal Energy Regulatory Commission
------------------------------------------------------------------------------------------------------------------------------
   10.57             Firm Transportation Service Agreement (Rate             Utilities            Form 10-K             10.29
                     Schedule FT-1) between Utilities and Texas                                   (9/30/02)
                     Eastern Transmission dated June 15, 1999,
                     as modified pursuant to various orders of
                     the Federal Energy Regulatory Commission
------------------------------------------------------------------------------------------------------------------------------
   10.58             Firm Transportation Service Agreement (Rate             Utilities            Form 10-K             10.30
                     Schedule FT-1) between Utilities and Texas                                   (9/30/02)
                     Eastern Transmission dated October 31, 2000,
                     as modified pursuant to various orders of
                     the Federal Energy Regulatory Commission
------------------------------------------------------------------------------------------------------------------------------
   10.59             Firm Transportation Service Agreement (Rate             Utilities            Form 10-K             10.31
                     Schedule FT) between Utilities and                                           (9/30/02)
                     Transcontinental Gas Pipe Line dated October
                     1, 1996, as modified pursuant to various
                     orders of the Federal Energy Regulatory
                     Commission
------------------------------------------------------------------------------------------------------------------------------
     13              Pages 13 through 51 of the 2002 Annual Report              UGI               Form 10-K              13
                     to Shareholders                                                              (9/30/02)
------------------------------------------------------------------------------------------------------------------------------
     18              Letter of Arthur Andersen LLP regarding change           AmeriGas            Form 10-Q              18
                     in accounting principles                              Partners, L.P.         (12/31/00)
------------------------------------------------------------------------------------------------------------------------------
     21              Subsidiaries of the Registrant                             UGI               Form 10-K              21
                                                                                                  (9/30/02)
------------------------------------------------------------------------------------------------------------------------------
     23              Consent of PricewaterhouseCoopers LLP                      UGI               Form 10-K              23
                                                                                                  (9/30/02)
------------------------------------------------------------------------------------------------------------------------------
   *23.1             Consent of PricewaterhouseCoopers LLP re:
                     Financial Statements and Supplemental Schedule
                     of UGI Utilities, Inc. Savings Plan and
                     AmeriGas Propane, Inc. Savings Plan for the
                     year ended December 31, 2002
------------------------------------------------------------------------------------------------------------------------------
     99              Certification by the Chief Executive Officer               UGI               Form 10-K              99
                     and the Chief Financial Officer relating to                                  (9/30/02)
                     the Registrant's Report on Form 10-K for the
                     fiscal year ended September 30, 2002.
------------------------------------------------------------------------------------------------------------------------------

                                                   INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                            EXHIBIT                               REGISTRANT           FILING              EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
   *99.1             Certification by the Chief Executive Officer
                     and the Chief Financial Officer relating to
                     the Registrant's Report on Form 10-K for the
                     fiscal year ended September 30, 2002, as
                     amended by Amendment No. 1 on Form 10-K/A.
------------------------------------------------------------------------------------------------------------------------------
   *99.2             Financial Statements and Supplemental Schedule
                     of UGI Utilities, Inc. Savings Plan and
                     AmeriGas Propane, Inc. Savings Plan for the
                     year ended December 31, 2002.
------------------------------------------------------------------------------------------------------------------------------

         *      Filed herewith.

         ** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K:

         The Company filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2002:

  Date            Item Number(s)                                       Content
  ----            --------------                                       -------
8/14/02                 9            Regulation FD - Officers' Sworn Statements Pursuant to Section 21(a)(1) of the Securities
                                     Exchange Act of 1934

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UGI CORPORATION

Date: June 26, 2003                     By: /s/ Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President - Finance
                                            and Chief Financial Officer

                                 CERTIFICATIONS

I, Lon R. Greenberg, certify that:

1. I have reviewed this Amendment No.1 on Form 10-K/A to the annual report on Form 10-K for the fiscal year ended September 30, 2002 (as amended, the "annual report") of UGI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  June 26, 2003

                                                 /s/ Lon R. Greenberg
                                                 -------------------------------
                                                 Lon R. Greenberg
                                                 Chairman, President and
                                                 Chief Executive Officer

I, Anthony J. Mendicino, certify that:

1. I have reviewed this Amendment No.1 on Form 10-K/A to the annual report on Form 10-K for the fiscal year ended September 30, 2002 (as amended, the "annual report") of UGI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: June 26, 2003

                                             /s/ Anthony J. Mendicino
                                             -------------------------------
                                             Anthony J. Mendicino
                                             Senior Vice President - Finance and
                                             Chief Financial Officer

                               EXHIBIT INDEX

EXHIBIT NO.                                                           DESCRIPTION
----------                                                            -----------
   23.1                 Consent of PricewaterhouseCoopers LLP re: Financial Statements and Supplemental Schedule of UGI Utilities,
                        Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 2002.

   99.1                 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2002, as amended by Amendment No. 1 on Form 10-K/A.

   99.2                 Financial Statements and Supplemental Schedule of UGI Utilities, Inc. Savings Plan and AmeriGas Propane,
                        Inc. Savings Plan for the year ended December 31, 2002.