Form 10-Q
period 2003-06-30
UGI CORP /PA/
filed 2003-08-14
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-11071

                                 UGI CORPORATION
             (Exact name of registrant as specified in its charter)

              Pennsylvania                             23-2668356
    (State or other jurisdiction of                ( I.R.S. Employer
    incorporation or organization)                 Identification No.)

                                 UGI CORPORATION
                    460 North Gulph Road, King of Prussia, PA
                    (Address of principal executive offices)
                                      19406
                                   (Zip Code)
                                 (610) 337-1000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At July 31, 2003, there were 42,679,139 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                 PAGES
                                                                                 -----
PART I FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2003,
                 September 30, 2002 and June 30, 2002                              1

              Condensed Consolidated Statements of Income for the three
                 and nine months ended June 30, 2003 and 2002                      2

              Condensed Consolidated Statements of Cash Flows for the
                 nine months ended June 30, 2003 and 2002                          3

              Notes to Condensed Consolidated Financial Statements               4 - 16

    Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            17 - 28

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk        28 - 30

    Item 4.   Controls and Procedures                                             30

PART II OTHER INFORMATION

    Item 1.   Legal Proceedings                                                   31

    Item 6.   Exhibits and Reports on Form 8-K                                  31 - 32

    Signatures                                                                    33

                      UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                                           June 30,  September 30,   June 30,
                                                                                             2003        2002         2002
                                                                                          ---------  -------------  ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $   121.7    $   194.3    $   135.2
     Short-term investments (at cost, which approximates fair value)                           50.0            -            -
     Accounts receivable (less allowances for doubtful accounts of
        $19.6, $11.8 and $15.1, respectively)                                                 240.8        157.7        173.0
     Accrued utility revenues                                                                   7.9          8.1          7.5
     Inventories                                                                               97.0        109.2         87.1
     Deferred income taxes                                                                     33.5         10.4         19.2
     Utility regulatory assets                                                                    -          4.3            -
     Prepaid expenses and other current assets                                                 34.0         46.0         30.0
                                                                                          ---------    ---------    ---------
        Total current assets                                                                  584.9        530.0        452.0

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $787.8, $720.5 and $703.7, respectively)                           1,336.9      1,271.9      1,266.8

Goodwill and excess reorganization value                                                      665.1        644.9        645.1
Intangible assets (less accumulated amortization of $14.6, $10.3 and $9.5, respectively)       38.4         25.8         27.6
Utility regulatory assets                                                                      60.1         57.7         54.8
Other assets                                                                                   86.3         84.1        109.8
                                                                                          ---------    ---------    ---------
        Total assets                                                                      $ 2,771.7    $ 2,614.4    $ 2,556.1
                                                                                          =========    =========    =========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
     Current maturities of long-term debt                                                 $   124.6    $   148.7    $    89.0
     AmeriGas Propane bank loans                                                                  -         10.0            -
     UGI Utilities bank loans                                                                   2.3         37.2         45.6
     Other bank loans                                                                          12.6          8.6          7.9
     Accounts payable                                                                         176.7        166.1        142.4
     Other current liabilities                                                                237.3        215.8        189.7
                                                                                          ---------    ---------    ---------
        Total current liabilities                                                             553.5        586.4        474.6

Long-term debt                                                                              1,115.9      1,127.0      1,149.3
Deferred income taxes                                                                         221.4        200.2        193.2
Other noncurrent liabilities                                                                  107.5         87.5         81.4

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                                       167.4        276.0        308.9

UGI Utilities preferred shares subject to mandatory redemption                                 20.0         20.0         20.0

Common stockholders' equity:
     Common Stock, without par value (authorized - 150,000,000 shares;
        issued - 49,798,097 shares)                                                           577.0        396.6        395.3
     Retained earnings                                                                        108.7         39.7         57.7
     Accumulated other comprehensive income                                                     9.3          6.6          4.8
                                                                                          ---------    ---------    ---------
                                                                                              695.0        442.9        457.8
     Treasury stock, at cost                                                                 (109.0)      (125.6)      (129.1)
                                                                                          ---------    ---------    ---------
        Total common stockholders' equity                                                     586.0        317.3        328.7
                                                                                          ---------    ---------    ---------
        Total liabilities and stockholders' equity                                        $ 2,771.7    $ 2,614.4    $ 2,556.1
                                                                                          =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                      (Millions, except per share amounts)

                                                              Three Months Ended     Nine Months Ended
                                                                    June 30,              June 30,
                                                             -------------------------------------------
                                                               2003       2002        2003        2002
                                                             --------   --------   ---------   ---------
Revenues                                                     $  623.1   $  446.3   $ 2,498.9   $ 1,829.7

Costs and expenses:
            Cost of sales                                       430.1      255.2     1,638.1     1,075.4
            Operating and administrative expenses               159.5      140.1       490.3       434.6
            Utility taxes other than income taxes                 3.4        2.9         9.8         8.7
            Depreciation and amortization                        26.1       23.2        75.7        69.9
            Other income, net                                    (4.4)      (4.1)      (15.2)      (12.9)
                                                             --------   --------   ---------   ---------
                                                                614.7      417.3     2,198.7     1,575.7
                                                             --------   --------   ---------   ---------

Operating income                                                  8.4       29.0       300.2       254.0
Income from equity investees                                      0.2        0.7         7.1         8.2
Loss on extinguishments of debt                                     -          -        (3.0)       (0.7)
Interest expense                                                (26.5)     (26.9)      (81.8)      (82.5)
Minority interests in AmeriGas Partners                          14.1        5.1       (51.2)      (45.5)
                                                             --------   --------   ---------   ---------
Income (loss) before income taxes and subsidiary preferred
   stock dividends                                               (3.8)       7.9       171.3       133.5
Income tax (expense) benefit                                      2.2       (3.5)      (65.6)      (50.2)
Dividends on UGI Utilities Series Preferred Stock                (0.4)      (0.4)       (1.2)       (1.2)
                                                             --------   --------   ---------   ---------
Net income (loss)                                            $   (2.0)  $    4.0   $   104.5   $    82.1
                                                             ========   ========   =========   =========

Earnings (loss) per share - basic                            $  (0.05)  $   0.10   $    2.49   $    1.99
                                                             ========   ========   =========   =========

Earnings (loss) per share - diluted                          $  (0.05)  $   0.09   $    2.43   $    1.95
                                                             ========   ========   =========   =========

Average common shares outstanding:
            Basic                                              42.451     41.390      42.031      41.256
                                                             ========   ========   =========   =========

            Diluted                                            42.451     42.320      43.038      42.053
                                                             ========   ========   =========   =========

Dividends declared per common share                          $  0.285   $  0.275   $   0.845   $   0.808
                                                             ========   ========   =========   =========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                    Nine Months Ended
                                                                         June 30,
                                                                   --------   --------
                                                                     2003       2002
                                                                   --------   --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
   Net income                                                      $  104.5   $   82.1
   Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                  75.7       69.9
        Minority interests in AmeriGas Partners                        51.2       45.5
        Deferred income taxes, net                                    (11.4)       8.5
        Other, net                                                     25.9        4.7
        Net change in:
          Accounts receivable and accrued utility revenues            (94.7)       2.0
          Inventories                                                  14.2       41.8
          Deferred fuel costs                                          35.9        1.5
          Accounts payable                                              9.0      (24.6)
          Other current assets and liabilities                         (5.0)     (31.7)
                                                                   --------   --------
     Net cash provided by operating activities                        205.3      199.7
                                                                   --------   --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
   Expenditures for property, plant and equipment                     (72.5)     (63.3)
   Net proceeds from disposals of assets                                4.9        5.5
   Acquisition of additional interest in Conemaugh Station            (51.3)         -
   Acquisitions of businesses, net of cash acquired                   (38.3)      (0.7)
   Increase in short-term investments                                 (50.0)         -
   Other, net                                                           8.4        0.8
                                                                   --------   --------
     Net cash used by investing activities                           (198.8)     (57.7)
                                                                   --------   --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
   Dividends on UGI Common Stock                                      (35.6)     (33.3)
   Distributions on AmeriGas Partners publicly held Common Units      (41.1)     (39.8)
   Issuance of long-term debt                                         122.8       41.1
   Repayment of long-term debt                                       (175.1)    (102.9)
   AmeriGas Propane bank loans decrease                               (10.0)         -
   UGI Utilities bank loans decrease                                  (34.9)     (12.2)
   Other bank loans increase (decrease)                                 2.4       (2.9)
   Issuance of AmeriGas Partners Common Units                          75.0       49.6
   Issuance of UGI Common Stock                                        17.4        6.1
                                                                   --------   --------
     Net cash used by financing activities                            (79.1)     (94.3)
                                                                   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   -          -
                                                                   --------   --------

Cash and cash equivalents (decrease) increase                      $  (72.6)  $   47.7
                                                                   ========   ========

Cash and cash equivalents:
   End of period                                                   $  121.7   $  135.2
   Beginning of period                                                194.3       87.5
                                                                   --------   --------
     (Decrease) increase                                           $  (72.6)  $   47.7
                                                                   ========   ========

See accompanying notes to condensed consolidated financial statements.

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

         Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and owns and operates an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania.

         We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At June 30, 2003, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 46.4% limited partner interest in AmeriGas Partners, and effective 47.9% and 47.8% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 52.6% interest in AmeriGas Partners comprises 27,808,204 publicly held Common Units representing limited partner interests.

         Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business primarily in the Middle Atlantic region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries and joint-venture affiliate Hunlock Creek Energy Ventures, own and operate interests in Pennsylvania-based electricity generation assets. Prior to its transfer to Energy Services in June 2003, UGID was a wholly owned subsidiary of UGI Utilities. Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation and air-conditioning service business in the Middle Atlantic states ("HVAC"); and (3) participates in propane joint-venture businesses in France ("Antargaz") and China.

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

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2002 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2002 ("Company's 2002 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         EARNINGS (LOSS) PER COMMON SHARE. On January 28, 2003, UGI's Board of Directors approved a 3-for-2 split of UGI's Common Stock. On April 1, 2003, UGI issued one additional common share for every two common shares outstanding to shareholders of record on February 28, 2003. Average shares outstanding, earnings (loss) per share and dividends declared per share for the three and nine months ended June 30, 2003 are reflected on a post-split basis. Prior-year amounts have been restated to reflect the effects of the common stock split.

         Basic earnings (loss) per share reflect the weighted-average number of common shares outstanding. Diluted earnings (loss) per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings (loss) per share are as follows:

-------------------------------------------------------------------------------------
                                                Three Months Ended  Nine Months Ended
                                                     June 30,           June 30,
                                                ------------------  -----------------
                                                 2003        2002    2003      2002
-------------------------------------------------------------------------------------
Denominator (millions of shares):
     Average common shares
          outstanding for basic computation     42.451      41.390  42.031    41.256
     Incremental shares issuable for stock
          options and awards                         - (a)   0.930   1.007     0.797
-------------------------------------------------------------------------------------
Average common shares outstanding for
   diluted computation                          42.451      42.320  43.038    42.053
-------------------------------------------------------------------------------------

(a) As a result of the net loss for the three months ended June 30, 2003, incremental shares issuable for stock options and awards are antidilutive.

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

         We recognized total stock and unit-based compensation expense of $3.1 million and $9.7 million in the three and nine months ended June 30, 2003, respectively, and $1.2 million and $2.7 million in the three and nine months ended June 30, 2002, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income (loss) and diluted earnings (loss) per share for the three and nine months ended June 30, 2003 and 2002 would have been as follows:

-----------------------------------------------------------------------------------------
                                                   Three Months Ended  Nine Months Ended
                                                         June 30,            June 30,
                                                   ------------------  ------------------

                                                     2003       2002     2003      2002
-----------------------------------------------------------------------------------------
Net income (loss), as reported                     $  (2.0)    $  4.0  $ 104.5   $  82.1
Add: Stock and unit-based employee
   compensation expense included in
   reported net income, net of related tax effects     1.8        0.7      5.8       1.6
Deduct: Total stock and unit-based
   employee compensation expense
   determined under the fair value method
   for all awards, net of related tax effects         (2.1)      (1.0)    (6.5)     (2.2)
-----------------------------------------------------------------------------------------
Pro forma net income (loss)                        $  (2.3)    $  3.7  $ 103.8   $  81.5
-----------------------------------------------------------------------------------------

Basic earnings (loss) per share:
      As reported                                  $ (0.05)   $  0.10  $  2.49   $  1.99
      Pro forma                                    $ (0.05)   $  0.09  $  2.47   $  1.98

Diluted earnings (loss) per share:
      As reported                                  $ (0.05)   $  0.09  $  2.43   $  1.95
      Pro forma                                    $ (0.05)   $  0.09  $  2.41   $  1.94
----------------------------------------------------------------------------------------

         COMPREHENSIVE INCOME (LOSS). The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2003 and 2002:

                                                   Three Months Ended  Nine Months Ended
                                                         June 30,            June 30,
                                                   ------------------  -----------------
                                                     2003        2002    2003      2002
----------------------------------------------------------------------------------------

Net income (loss)                                  $ (2.0)      $ 4.0  $ 104.5   $  82.1
Other comprehensive income (loss)                    (0.8)        3.6      2.7      18.3
----------------------------------------------------------------------------------------
Comprehensive income (loss)                        $ (2.8)      $ 7.6  $ 107.2   $ 100.4
----------------------------------------------------------------------------------------

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

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

         RECLASSIFICATIONS. In order to more appropriately classify direct costs associated with the Partnership's Prefilled Propane Xchange ("PPX(R)") program, for the three and nine months ended June 30, 2003, certain costs previously considered operating and administrative expenses have been included in cost of sales. We have reclassified $6.8 million and $12.8 million of such costs incurred during the three and nine months ended June 30, 2002, respectively, to conform to the current-period presentation.

         In January 2003, the Partnership recorded a loss on an early extinguishment of long-term debt. This loss has been reflected in the Condensed Consolidated Statement of Income for the nine months ended June 30, 2003 as "loss on extinguishments of debt." A loss associated with a November 2001 early extinguishment of long-term debt previously included in other income, net, in the Condensed Consolidated Statement of Income for the nine months ended June 30, 2002 has been reclassified to conform to the current-period presentation (see Note 5).

2.       SEGMENT INFORMATION

         We have organized our business units into five reportable segments generally based upon products sold, geographic location (domestic or international), or regulatory environment. Our reportable segments are:
         (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Operations (comprising Electric Utility and UGID's electricity generation business); (4) Energy Services; and (5) an international propane segment comprising FLAGA and our international propane equity investments ("International Propane").

         The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2002 Annual Report. We evaluate our AmeriGas Propane and International Propane segments' profitability principally based upon their earnings before interest expense, income taxes, depreciation and amortization, minority interests, loss on extinguishments of debt and income from equity investees ("Modified EBITDA"). Although we use Modified EBITDA to evaluate these segments' profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. The

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         Company's definition of Modified EBITDA may be different from that used by other companies. We evaluate the performance of Gas Utility, Electric Operations, and Energy Services principally based upon their earnings before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.       SEGMENT INFORMATION (CONTINUED)

Three Months Ended June 30, 2003:

                                                                                        Reportable Segments
                                                                  ------------------------------------------------------
                                                                  AmeriGas     Gas     Electric   Energy   International  Corporate
                                               Total     Elims.   Propane    Utility  Operations Services     Propane    & Other (a)
                                             ---------  -------  ----------  -------  ---------- --------  ------------- -----------
Revenues                                     $   623.1  $  (0.6) $    287.1  $  99.7   $  23.3    $ 188.6     $  11.6      $  13.4
                                             =========  =======  ==========  =======   =======    =======     =======      =======

Cost of sales                                $   430.1  $     -  $    158.0  $  65.2   $  12.3    $ 180.9     $   5.8      $   7.9
                                             =========  =======  ==========  =======   =======    =======     =======      =======

Segment profit (loss):
     Modified EBITDA                         $    34.5  $     -  $     13.2  $   9.9   $   5.7    $   4.6     $   0.1      $   1.0
     Depreciation and amortization               (26.1)       -       (19.0)    (4.4)     (0.9)      (0.6)       (1.1)        (0.1)
                                             ---------  -------  ----------  -------   -------    -------     -------      -------
     Operating income (loss)                       8.4        -        (5.8)     5.5       4.8        4.0        (1.0)         0.9
     Income (loss) from equity investees           0.2        -        (0.6)       -         -          -         0.8            -
     Loss on extinguishments of debt                 -        -           -        -         -          -           -            -
     Interest expense                            (26.5)       -       (21.5)    (3.5)     (0.4)         -        (1.0)        (0.1)
     Minority interests                           14.1        -        14.1        -         -          -           -            -
                                             ---------  -------  ----------  -------   -------    -------     -------      -------
     Income (loss) before income taxes and
       subsidiary preferred stock dividends  $    (3.8) $     -  $    (13.8) $   2.0   $   4.4    $   4.0     $  (1.2)     $   0.8
                                             =========  =======  ==========  =======   =======    =======     =======      =======

Segment assets (at period end)               $ 2,771.7  $ (41.1) $  1,500.9  $ 711.2   $ 160.4    $ 104.4     $ 171.4      $ 164.5
                                             =========  =======  ==========  =======   =======    =======     =======      =======

Investments in equity investees
  (at period end)                            $    41.0  $     -  $      2.9  $     -   $   9.9    $     -     $  28.2      $     -
                                             =========  =======  ==========  =======   =======    =======     =======      =======

Goodwill and excess reorganization value
  (at period end)                            $   665.1  $     -  $    598.8  $     -   $     -    $     -     $  62.0      $   4.3
                                             =========  =======  ==========  =======   =======    =======     =======      =======


Three Months Ended June 30, 2002:

                                                                                       Reportable Segments
                                                                  -----------------------------------------------------
                                                                  AmeriGas    Gas     Electric    Energy  International  Corporate
                                               Total     Elims.   Propane   Utility  Operations  Services    Propane    & Other (a)
                                             ---------  -------  ---------  -------  ----------  -------- ------------- -----------
Revenues                                     $   446.3  $  (0.3) $   254.5  $  68.1   $  20.2     $ 85.1     $   9.2       $  9.5
                                             =========  =======  =========  =======    ======     ======     =======       ======

Cost of sales                                $   255.2  $     -  $   118.0  $  37.0   $  11.3     $ 79.1     $   4.7       $  5.1
                                             =========  =======  =========  =======    ======     ======     =======       ======

Segment profit (loss):
     Modified EBITDA                         $    52.2  $     -  $    28.5  $  14.7   $   3.8     $  3.8     $   0.5       $  0.9
     Depreciation and amortization               (23.2)       -      (16.7)    (4.5)     (0.7)      (0.3)       (0.8)        (0.2)
                                             ---------  -------  ---------  -------    ------     ------     -------       ------
     Operating income (loss)                      29.0        -       11.8     10.2       3.1        3.5        (0.3)         0.7
     Income (loss) from equity investees           0.7        -          -        -         -          -         0.8         (0.1)
     Loss on extinguishments of debt                 -        -          -        -         -          -           -            -
     Interest expense                            (26.9)       -      (21.8)    (3.4)     (0.6)         -        (1.0)        (0.1)
     Minority interests                            5.1        -        5.1        -         -          -           -            -
                                             ---------  -------  ---------  -------    ------     ------     -------       ------
     Income (loss) before income taxes and
       subsidiary preferred stock dividends  $     7.9  $     -  $    (4.9) $   6.8   $   2.5     $  3.5     $  (0.5)      $  0.5
                                             =========  =======  =========  =======    ======     ======     =======       ======

Segment assets (at period end)               $ 2,556.1  $ (31.8) $ 1,486.2  $ 669.4   $ 106.0     $ 53.1     $ 163.7       $109.5
                                             =========  =======  =========  =======    ======     ======     =======       ======

Investments in equity investees
  (at period end)                            $    55.5  $     -  $     3.5  $     -   $  10.4     $    -     $  41.6       $    -
                                             =========  =======  =========  =======    ======     ======     =======       ======

Goodwill and excess reorganization value
  (at period end)                            $   645.1  $     -  $   589.0  $     -   $     -     $    -     $  52.6       $  3.5
                                             =========  =======  =========  =======    ======     ======     =======       ======

a) Principally comprises UGI, UGI Enterprises' HVAC operations, and UGI Enterprises' corporate and general expenses.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2.       SEGMENT INFORMATION (CONTINUED)

Nine Months Ended June 30, 2003:

                                                                                      Reportable Segments
                                                               -------------------------------------------------------
                                                                AmeriGas     Gas     Electric   Energy   International  Corporate
                                             Total     Elims.   Propane    Utility  Operations  Services   Propane     & Other (a)
                                           ---------  -------   ---------  -------  ---------- --------- ------------- -----------
Revenues                                   $ 2,498.9  $  (1.8)  $ 1,357.7  $ 484.7  $   75.9    $ 504.3     $  44.0      $  34.1
                                           =========  =======   =========  =======  ========    =======     =======      =======

Cost of sales                              $ 1,638.1  $     -   $   762.0  $ 312.6  $   38.5    $ 481.7     $  24.4      $  18.9
                                           =========  =======   =========  =======  ========    =======     =======      =======

Segment profit:
   Modified EBITDA                         $   375.9  $     -   $   229.0  $ 107.7  $   20.9    $  13.3     $   3.5      $   1.5
   Depreciation and amortization               (75.7)       -       (55.0)   (13.6)     (2.4)      (1.1)       (2.9)        (0.7)
                                           ---------  -------   ---------  -------  --------    -------     -------      -------
   Operating income                            300.2        -       174.0     94.1      18.5       12.2         0.6          0.8
   Income from equity investees                  7.1        -        (0.5)       -         -          -         7.6           -
   Loss on extinguishments of debt              (3.0)       -        (3.0)       -         -          -           -           -
   Interest expense                            (81.8)       -       (66.0)   (10.7)     (1.7)         -        (3.1)        (0.3)
   Minority interests                          (51.2)       -       (51.2)       -         -          -          -             -
                                           ---------  -------   ---------  -------  --------    -------     -------      -------
   Income before income taxes and
     subsidiary preferred stock dividends  $   171.3  $     -   $    53.3  $  83.4  $   16.8    $  12.2     $   5.1      $   0.5
                                           =========  =======   =========  =======  ========    =======     =======      =======

Segment assets (at period end)             $ 2,771.7  $ (41.1)  $ 1,500.9  $ 711.2  $  160.4    $ 104.4     $ 171.4      $ 164.5
                                           =========  =======   =========  =======  ========    =======     =======      =======

Investments in equity investees
  (at period end)                          $    41.0  $     -   $     2.9  $     -  $    9.9    $     -     $  28.2      $     -
                                           =========  =======   =========  =======  ========    =======     =======      =======
Goodwill and excess reorganization value
  (at period end)                          $   665.1  $     -   $   598.8  $     -  $      -    $     -     $  62.0      $   4.3
                                           =========  =======   =========  =======  ========    =======     =======      =======


Nine Months Ended June 30, 2002:

                                                                                      Reportable Segments
                                                                 ------------------------------------------------------
                                                                 AmeriGas    Gas     Electric   Energy    International  Corporate
                                              Total     Elims.   Propane   Utility  Operations  Services     Propane    & Other (a)
                                            ---------  -------   --------  -------  ----------  --------  ------------- -----------
Revenues                                    $ 1,829.7  $  (1.4)  $1,086.0  $ 347.5   $  62.2    $ 272.3     $  35.6       $  27.5
                                            =========  =======   ========  =======   =======    =======     =======       =======

Cost of sales                               $ 1,075.4  $     -   $  541.8  $ 209.0   $  35.5    $ 257.0     $  17.9       $  14.2
                                            =========  =======   ========  =======   =======    =======     =======       =======

Segment profit:
   Modified EBITDA                          $   323.9  $     -   $  208.1  $  88.0   $  11.1    $   8.4     $   5.5       $   2.8
   Depreciation and amortization                (69.9)       -      (49.5)   (14.5)     (2.4)      (0.7)       (2.2)         (0.6)
                                            ---------  -------   --------  -------   -------    -------     -------       -------
   Operating income                             254.0        -      158.6     73.5       8.7        7.7         3.3           2.2
   Income from equity investees                   8.2        -        0.5        -         -          -         7.8          (0.1)
   Loss on extinguishments of debt               (0.7)       -       (0.7)       -         -          -           -            -
   Interest expense                             (82.5)       -      (66.5)   (10.7)     (1.8)         -        (3.1)         (0.4)
   Minority interests                           (45.5)       -      (45.5)       -         -          -           -            -
                                            ---------  -------   --------   -------   -------    -------     -------       -------
   Income before income taxes and
     subsidiary preferred stock dividends   $   133.5  $     -   $   46.4   $  62.8   $   6.9    $   7.7     $   8.0       $   1.7
                                            =========  =======   ========   =======   =======    =======     =======       =======

Segment assets (at period end)              $ 2,556.1  $ (31.8)  $1,486.2   $ 669.4   $ 106.0    $  53.1     $ 163.7       $ 109.5
                                            =========  =======   ========   =======   =======    =======     =======       =======

Investments in equity investees
  (at period end)                           $    55.5  $     -   $    3.5   $     -   $  10.4    $     -     $  41.6       $     -
                                            =========  =======   ========   =======   =======    =======     =======       =======

Goodwill and excess reorganization value
  (at period end)                           $   645.1  $     -   $  589.0   $     -   $     -    $     -     $  52.6       $   3.5
                                            =========  =======   ========   =======   =======    =======     =======       =======

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.       INTANGIBLE ASSETS

         The Company's intangible assets comprise the following:

---------------------------------------------------------------
                                        June 30,  September 30,
                                          2003        2002
---------------------------------------------------------------
Subject to amortization:
  Customer relationships, noncompete
     agreements and other               $  53.0     $  36.1
  Accumulated amortization                (14.6)      (10.3)
---------------------------------------------------------------
                                        $  38.4     $  25.8
---------------------------------------------------------------
Not subject to amortization:
  Goodwill                              $ 571.8     $ 551.6
  Excess reorganization value              93.3        93.3
---------------------------------------------------------------
                                        $ 665.1     $ 644.9
---------------------------------------------------------------

         The increase in intangible assets during the nine months ended June 30, 2003 principally reflects business acquisitions and, with respect to goodwill, the effects of foreign currency translation. Amortization expense of intangible assets was $1.9 million and $4.4 million for the three and nine months ended June 30, 2003, respectively, and $1.2 million and $3.7 million for the three and nine months ended June 30, 2002, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2003 - $6.2 million; Fiscal 2004 - $5.7 million; Fiscal 2005 - $4.8 million; Fiscal 2006 - $4.3 million; Fiscal 2007 - $3.7 million.

4.       CONVERSION OF AMERIGAS PARTNERS SUBORDINATED UNITS AND COMMON UNIT
         ISSUANCE

         In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the then-remaining 9,891,072 Subordinated Units of AmeriGas Partners, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, in accordance with the Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., the Subordinated Units were converted to an equivalent number of Common Units effective November 18, 2002. Concurrent with the Subordinated Unit conversion, the Company recorded a $157.0 million increase in common stockholders' equity, and a corresponding decrease in minority interests in AmeriGas Partners, associated with gains from sales of Common Units by AmeriGas Partners in conjunction with, and subsequent to, the Partnership's April 19, 1995 initial public offering. These gains were determined in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary" ("SAB 51"). The gains resulted because the public offering prices of the AmeriGas Partners Common Units exceeded the associated carrying amount of our investment in the Partnership on the dates of their sale. Due to the preference nature of the Common Units, the Company was precluded from recording these gains until the Subordinated Units converted to Common Units. No deferred income taxes were recorded on these gains due to the Company's intent to hold its investment in the Partnership

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         indefinitely. The changes to the Company's balance sheet resulting from the Subordinated Unit conversion had no effect on the Company's net income or cash flow and did not result in an increase in the number of AmeriGas Partners limited partner units outstanding.

         On June 17, 2003, AmeriGas Partners sold 2,900,000 Common Units in an underwritten public offering at a public offering price of $27.12 per unit. The net proceeds of the public offering totaling $75.0 million and associated capital contributions from the General Partner totaling $1.5 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. The underwriters' overallotment option expired unexercised. Concurrent with this sale of Common Units, the Company recorded a gain in the amount of $22.6 million which is reflected in the Company's balance sheet as an increase in common stockholders' equity in accordance with the guidance in SAB 51. The gain had no effect on the Company's net income or cash flow.

5.       LONG-TERM DEBT

         On October 1, 2002, UGI Utilities repaid $26 million of its maturing 6.73% Medium-Term Notes. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds, including debt premium, of $89.1 million were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a pre-tax loss of $3.0 million in the quarter ended March 31, 2003 related to the redemption premium and other associated costs and expenses. In November 2001, AmeriGas Partners redeemed prior to maturity $15 million face amount of its 10.125% Senior Notes at a redemption price of 103.375%. The Partnership recognized a pre-tax loss of $0.8 million in the quarter ended December 31, 2001 related to the redemption premium and other associated costs and expenses.

         In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Series B Senior Notes due 2011 at an effective interest rate of 7.72% and contributed the net proceeds of $33.7 million, including debt premium, to AmeriGas OLP.

6.       ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

         Energy Services has a receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on November 30, 2004. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose, bankruptcy-remote subsidiary, Energy Services Funding Corporation ("ESFC") which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided ownership interest in the receivables to a commercial paper conduit of a major bank. The level of funding available at any one time from this facility (representing

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         sales of accounts receivable net of remittances of amounts collected) is currently $50 million. Sales of undivided interests to third parties under this program result in a reduction of accounts receivable in the Company's consolidated balance sheet. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

         During the three and nine months ended June 30, 2003, Energy Services sold trade receivables totaling $211.1 million and $500.0 million, respectively, to ESFC. During the three and nine months ended June 30, 2003, ESFC sold an aggregate $93 million and $108 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2003, the outstanding balance of ESFC trade receivables was $51.6 million which is net of an undivided interest of $19 million in trade receivables sold by ESFC to the commercial paper conduit.

7.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $17.0 million at June 30, 2003. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("CPC"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with CPC and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of CPC and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At June 30, 2003, the potential amount payable under this indemnity by the Company Parties was approximately $71.0 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

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

         Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that (i) the subsidiary's separate corporate form should be disregarded or (ii) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary's MGP.

         With respect to a manufactured gas plant site in Manchester, New Hampshire, EnergyNorth Natural Gas, Inc. ("EnergyNorth") filed suit against UGI Utilities seeking contribution from UGI Utilities for response and remediation costs associated with the contamination on the site of a former MGP allegedly operated by former subsidiaries of UGI Utilities. UGI Utilities and EnergyNorth agreed to a settlement of this matter in June 2003. In June 2003, UGI Utilities recorded its estimated liability for contingent payments to EnergyNorth under the terms of the settlement agreement.

         In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, sued Citizens to recover environmental response costs associated with manufactured gas plant wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third party defendants alleging that the third party defendants are responsible for an equitable share of any response costs Citizens may be required to pay to the City of Bangor. Investigations of the site conducted to date are insufficient to establish what, if any contamination is related to gas plant wastes. Hence, UGI Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site. UGI Utilities believes that it has good defenses to the claim.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

8.       INVESTMENT IN CONEMAUGH

         On June 26, 2003, pursuant to an asset purchase agreement between and among Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Conemaugh, LLC ("Allegheny Conemaugh"), UGID and UGI, UGID acquired an additional 83 megawatt ownership interest in the Conemaugh electricity generation station ("Conemaugh") from Allegheny Conemaugh, a unit of Allegheny Energy, Inc. ("Allegheny"), for $51.3 million in cash, subject to a $3.0 million credit. Conemaugh is a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania and is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. under contract. The purchase increased UGID's ownership interest in Conemaugh to 102 megawatts (6.0%) from 19 megawatts (1.1%) previously. Substantially all of the purchase price for the additional interest in Conemaugh has been reflected in property, plant and equipment in the Condensed Consolidated Balance Sheet as of June 30, 2003.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2003 ("2003 three-month period") with the three months ended June 30, 2002 ("2002 three-month period") and (2) the nine months ended June 30, 2003 ("2003 nine-month period") with the nine months ended June 30, 2002 ("2002 nine-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

                        UGI CORPORATION AND SUBSIDIARIES

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

----------------------------------------------------------------------------------------------------------------------
                                                                                                       Increase
Three Months Ended June 30,                                           2003          2002              (Decrease)
----------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
AMERIGAS PROPANE:
     Revenues                                                        $ 287.1       $ 254.5       $  32.6          12.8%
     Total margin (a)                                                $ 129.1       $ 136.5       $  (7.4)         (5.4)%
     Modified EBITDA (b)                                             $  13.2       $  28.5       $ (15.3)        (53.7)%
     Operating income (loss)                                         $  (5.8)      $  11.8       $ (17.6)       (149.2)%
     Retail gallons sold (millions) (c)                                182.4         182.5          (0.1)         (0.1)%
     Degree days - %  (warmer) colder than normal (d)                   (0.5)          4.3             -             -

GAS UTILITY:
     Revenues                                                        $  99.7       $  68.1       $  31.6          46.4%
     Total margin (a)                                                $  34.5       $  31.1       $   3.4          10.9%
     Operating income                                                $   5.5       $  10.2       $  (4.7)        (46.1)%
     System throughput - billions of cubic feet ("bcf")                 15.0          14.2           0.8           5.6%
     Degree days - % colder (warmer) than normal                        16.3          (5.6)            -             -

ELECTRIC OPERATIONS:
     Revenues                                                        $  23.3       $  20.2       $   3.1          15.3%
     Total margin (a)                                                $   9.9       $   7.9       $   2.0          25.3%
     Operating income                                                $   4.8       $   3.1       $   1.7          54.8%
     Electric Utility distribution sales - millions
           of kilowatt hours ("gwh")                                   216.3         213.0           3.3           1.5%

ENERGY SERVICES:
     Revenues                                                        $ 188.6       $  85.1       $ 103.5         121.6%
     Total margin (a)                                                $   7.7       $   6.0       $   1.7          28.3%
     Operating income                                                $   4.0       $   3.5       $   0.5          14.3%

INTERNATIONAL PROPANE:
     Revenues                                                        $  11.6       $   9.2       $   2.4          26.1%
     Total margin (a)                                                $   5.8       $   4.5       $   1.3          28.9%
     Modified EBITDA (b)                                             $   0.1       $   0.5       $  (0.4)        (80.0)%
     Operating loss                                                  $  (1.0)      $  (0.3)      $   0.7         233.3%
     Income from equity investees                                    $   0.8       $   0.8       $     -           0.0%
----------------------------------------------------------------------------------------------------------------------

(a) Total margin represents total revenues less cost of sales and, with respect to Electric Operations, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.1 million in each of the three month-periods ended June 30, 2003 and 2002. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) Modified EBITDA (earnings before interest expense, income taxes, depreciation and amortization, minority interests, loss on extinguishments of debt and income from equity investees) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States. Management uses Modified EBITDA as the primary measure of segment profitability for the AmeriGas Propane and International Propane segments. The Company's definition of Modified EBITDA may be different from that used by other companies.

(c) Retail gallons sold in the 2003 three-month period include certain bulk gallons previously considered wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

                        UGI CORPORATION AND SUBSIDIARIES

(d) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

AMERIGAS PROPANE. Retail gallons sold in the 2003 three-month period were substantially equal to the prior-year three-month period reflecting the effects of slightly colder early spring weather on heating-related sales offset principally by lower commercial and industrial sales resulting from continuing economic weakness and price-induced conservation. Low-margin wholesale propane volumes sold in the 2003 three-month period totaled 21.7 million gallons, a decline of 6.2 million gallons, reflecting a decrease in supply-related product cost management activity.

Retail propane revenues increased $31.1 million in the 2003 three-month period due to higher average retail selling prices. Wholesale propane revenues increased $0.4 million reflecting (1) a $3.3 million increase as a result of higher average wholesale propane selling prices partially offset by (2) a $2.9 million decrease as a result of the lower wholesale volumes sold. Retail and wholesale propane selling prices in the 2003 three-month period reflect significantly higher propane commodity costs. Other revenues increased $1.2 million due in large part to increased hauling activity. Total propane cost of sales increased $39.6 million in the 2003 three-month period reflecting the previously mentioned higher propane commodity costs.

The $7.4 million decrease in total margin is principally due to lower unit margins from our PPX(R) grill cylinder exchange business in the 2003 three-month period and lower average unit margins from our non-PPX(R) customers. Margins in the prior-year period benefited from lower propane commodity prices as a result of reduced demand for propane during the warmer than normal 2002 winter heating season.

The $15.3 million decrease in Modified EBITDA reflects the previously mentioned decrease in total margin and a $10.3 million increase in Partnership operating and administrative expenses partially offset by a $2.2 million increase in other income. Although Modified EBITDA is not a measure of performance or financial condition under accounting principles generally accepted in the United States, management believes Modified EBITDA is a meaningful non-GAAP financial measure used by investors to compare our operating performance with other companies within the retail propane industry and to evaluate our ability to meet loan covenants. The higher 2003 three-month period operating expenses include, among other things, (1) $3.0 million of expenses associated with a realignment of the Partnership's management structure announced in June 2003; (2) greater medical and general insurance expenses; and (3) higher incentive compensation expenses. The greater other income in the 2003 three-month period reflects greater income from sales of fixed assets and higher finance charge income. Operating income decreased $17.6 million in the 2003 three-month period reflecting the previously mentioned decline in Modified EBITDA and greater depreciation expense principally associated with PPX(R).

GAS UTILITY. Total distribution system throughput increased 0.8 bcf or 5.6% as cooler 2003 three-month period weather and customer growth increased firm-residential, commercial and industrial ("core-market") and retail delivery service sales. The increase in Gas Utility revenues during the 2003 three-month period reflects the pass through of higher purchased gas costs to core-market customers and the greater core-market sales, as well as a $10.1 million increase in revenues from off-system sales as a result of higher natural gas prices. The greater 2003 three-month period purchased gas cost ("PGC") rates reflect a significant increase in the commodity price of natural gas. Gas Utility cost of gas was $65.2 million in the 2003 three-month period compared to $37.0 million in the 2002 three-month period reflecting the higher PGC rates and greater core-market and off-system sales.

                        UGI CORPORATION AND SUBSIDIARIES

The increase in Gas Utility total margin is principally the result of greater core-market and retail delivery service volumes.

Notwithstanding the increase in Gas Utility total margin in the 2003 three-month period, operating income declined $4.7 million reflecting a $6.2 million increase in operating and administrative expenses and a $1.8 million decline in other income. The increase in operating expenses is due in large part to greater litigation-related costs and expenses and, to a lesser extent, higher distribution system maintenance, incentive compensation and bad debt expenses. The decline in other income principally reflects lower pension income and a decline in non-tariff service income.

ELECTRIC OPERATIONS. Electric Utility's 2003 three-month period kilowatt-hour sales were slightly higher than in the prior-year period due in part to cooler spring weather. The increase in Electric Operations' revenues reflects greater sales of electricity produced by our electric generation assets to third parties and, to a lesser extent, the greater Electric Utility distribution sales. Electric Operations' cost of sales increased $1.0 million reflecting higher costs associated with the greater electric generation third-party sales partially offset by lower Electric Utility per-unit purchased power costs. On June 26, 2003, the Company acquired an additional 83 megawatt ownership interest in the Conemaugh electricity generation station from Allegheny Conemaugh for $51.3 million, subject to a $3.0 million credit (see Note 8 to Condensed Consolidated Financial Statements). The purchase of the additional interest did not have a material impact on Electric Operations' results for the 2003 three-month period.

The increase in Electric Operations' total margin in the 2003 three-month period principally reflects the effects of the lower Electric Utility per-unit purchased power costs and increased margin from electric generation sales to third parties. The increase in operating income primarily resulted from the greater total margin partially offset by slightly higher operating and administrative expenses.

ENERGY SERVICES. The significant increase in Energy Services' revenues during the 2003 three-month period principally reflects volume growth from the March 2003 acquisition of the northeastern U.S. gas marketing business of TXU Energy Retail Company, L.P., a subsidiary of TXU Energy ("the TXU Energy Acquisition") as well as higher natural gas prices. The TXU Energy Acquisition increased Energy Services' natural gas sales by more than 50 percent. The greater 2003 three-month period total margin reflects the significantly higher volumes sold partially offset by lower average unit margins. Operating income increased $0.5 million as a result of the greater margin partially offset by higher operating expenses resulting from the TXU Energy Acquisition.

INTERNATIONAL PROPANE. FLAGA's revenues and total margin increased in the 2003 three-month period, notwithstanding a slight decline in total volumes sold, principally reflecting the effects of a stronger euro versus the U.S. dollar and, with respect to total margin, slightly higher average unit margins. Notwithstanding the increase in total margin, Modified EBITDA and operating income were lower as a result of higher base-currency operating and administrative expenses and the effects of the stronger euro.

Income from international propane equity investees, principally Antargaz, in the 2003 three-month period was equal to the prior-year period as higher equity income from Antargaz resulting principally from the stronger euro was offset by lower interest income from our debt investments in AGZ Holdings. These debt investments were redeemed in July 2002.

                        UGI CORPORATION AND SUBSIDIARIES

2003 NINE-MONTH PERIOD COMPARED WITH 2002 NINE-MONTH PERIOD

---------------------------------------------------------------------------------------------------------------------
                                                                                                       Increase
Nine Months Ended June 30,                                           2003          2002               (Decrease)
---------------------------------------------------------------------------------------------------------------------
(Dollars in millions)
AMERIGAS PROPANE:
     Revenues                                                      $ 1,357.7     $ 1,086.0       $ 271.7        25.0%
     Total margin                                                  $   595.7     $   544.2       $  51.5         9.5%
     Modified EBITDA                                               $   229.0     $   208.1       $  20.9        10.0%
     Operating income                                              $   174.0     $   158.6       $  15.4         9.7%
     Retail gallons sold (millions) (a)                                900.0         826.2          73.8         8.9%
     Degree days - % colder (warmer) than normal                         0.9          (9.5)            -           -

GAS UTILITY:
     Revenues                                                      $   484.7     $   347.5       $ 137.2        39.5%
     Total margin                                                  $   172.1     $   138.5       $  33.6        24.3%
     Operating income                                              $    94.1     $    73.5       $  20.6        28.0%
     System throughput - billions of cubic feet ("bcf")                 70.7          59.7          11.0        18.4%
     Degree days - % colder (warmer) than normal                         8.3         (16.5)            -           -

ELECTRIC OPERATIONS:
     Revenues                                                      $    75.9     $    62.2       $  13.7        22.0%
     Total margin (b)                                              $    33.8     $    23.6       $  10.2        43.2%
     Operating income                                              $    18.5     $     8.7       $   9.8       112.6%
     Electric Utility distribution sales - millions
           of kilowatt hours ("gwh")                                   741.8         689.0          52.8         7.7%

ENERGY SERVICES:
     Revenues                                                      $   504.3     $   272.3       $ 232.0        85.2%
     Total margin                                                  $    22.6     $    15.3       $   7.3        47.7%
     Operating income                                              $    12.2     $     7.7       $   4.5        58.4%

INTERNATIONAL PROPANE:
     Revenues                                                      $    44.0     $    35.6       $   8.4        23.6%
     Total margin                                                  $    19.6     $    17.7       $   1.9        10.7%
     Modified EBITDA                                               $     3.5     $     5.5       $  (2.0)      (36.4)%
     Operating income                                              $     0.6     $     3.3       $  (2.7)      (81.8)%
     Income from equity investees                                  $     7.6     $     7.8       $  (0.2)       (2.6)%
-----------------------------------------------------------------------------------------------------------------------

(a) Retail gallons sold in the 2003 nine-month period include certain bulk gallons previously considered wholesale gallons. Prior-period gallon amounts have been adjusted to conform to the current period classification.

(b) Electric Operations total margin represents total revenues less cost of sales and Electric Utility gross receipts taxes of $3.6 million and $3.1 million for the nine months ended June 30, 2003 and 2002, respectively.

AMERIGAS PROPANE. Weather based upon heating degree days was 0.9% colder than normal during the 2003 nine-month period compared to weather that was 9.5% warmer than normal in the 2002 nine-month period. Although temperatures nationwide averaged near normal during the 2003 nine-month period, our overall results reflect weather that was significantly warmer in the West and generally colder than normal in the East. Retail propane volumes sold increased 73.8 million gallons in the 2003 nine-month period due principally to the effects of the colder weather partially offset by the effects of price-induced customer conservation and, with respect to commercial and industrial customers, continuing economic weakness. Wholesale volumes totaled 188.7 million gallons, an

                        UGI CORPORATION AND SUBSIDIARIES

increase of 23.4 million gallons, reflecting the effects of the colder weather and supply-related product cost management activities.

Retail propane revenues increased $226.7 million reflecting (1) a $144.2 million increase due to higher average selling prices and (2) an $82.5 million increase due to the higher retail volumes sold. Wholesale propane revenues increased $38.4 million reflecting (1) a $27.8 million increase due to higher average selling prices and (2) a $10.6 million increase due to the higher volumes sold. The higher retail and wholesale selling prices reflect significantly higher propane product costs during the 2003 nine-month period resulting from, among other things, higher crude oil and natural gas prices and lower propane inventories. Other revenues increased $6.6 million reflecting higher customer fee and hauling revenue. Total cost of sales increased $220.2 million reflecting the higher propane product costs and higher volumes sold.

The $51.5 million increase in total margin is principally due to the higher propane gallons sold and, to a lesser extent, slightly higher average retail propane unit margins. Notwithstanding the previously mentioned significant increase in the commodity price of propane, retail propane unit margins were slightly higher than the prior-year period reflecting the effects of the higher average selling prices and the benefits of favorable propane product cost management activities.

Modified EBITDA increased $20.9 million in the 2003 nine-month period reflecting the previously mentioned increase in total margin and a $4.9 million increase in other income partially offset by a $35.7 million increase in Partnership operating and administrative expenses. Operating and administrative expenses increased principally due to higher medical and general insurance expenses, higher distribution expenses due to higher vehicle fuel costs, and higher incentive compensation and uncollectible accounts expenses. In addition, the Partnership incurred $3.0 million of costs during the 2003 three-month period as a result of its management realignment announced in June 2003. Other income in the 2003 nine-month period includes a gain of $1.1 million from the settlement of certain hedge contracts and greater income from sales of assets and finance charges while other income in the prior-year nine-month period was reduced by a $2.1 million loss from declines in the value of propane commodity option contracts. Operating income in the 2003 nine-month period increased less than the increase in Modified EBITDA due to higher depreciation expense principally associated with PPX(R).

GAS UTILITY. Weather in Gas Utility's service territory was 8.3% colder than normal during the 2003 nine-month period compared to weather that was 16.5% warmer than normal during the 2002 nine-month period. The significantly colder weather resulted in higher heating-related sales to core-market and retail delivery service customers and, to a lesser extent, greater volumes transported for commercial and industrial delivery service customers. System throughput also benefited from year-over-year customer growth.

Gas Utility revenues increased principally as a result of the previously mentioned greater core-market and retail delivery service sales and higher average core-market PGC rates resulting from higher natural gas costs. Gas Utility cost of gas was $312.6 million in the 2003 nine-month period, an increase of $103.6 million from the prior-year period, reflecting the higher core-market volumes sold and higher core-market PGC rates.

The increase in Gas Utility total margin principally reflects a $30.9 million increase in core-market and retail delivery service total margin as well as higher margin from commercial and industrial delivery service customers.

                        UGI CORPORATION AND SUBSIDIARIES

The increase in Gas Utility operating income principally reflects the increase in total margin partially offset by an $11.7 million increase in operating and administrative expenses and lower other income. The 2003 nine-month period operating and administrative expenses include higher litigation-related costs and expenses, greater distribution system maintenance expenses, increased incentive compensation costs and higher bad debt expenses. Other income declined $2.1 million principally reflecting a $1.8 million decrease in pension income.

ELECTRIC OPERATIONS. Electric Utility's 2003 nine-month period kilowatt-hour sales increased principally as a result of weather that was 9.5% colder than normal compared to weather that was 13.8% warmer than normal in the prior-year period.

The higher Electric Operations revenues reflect greater Electric Utility sales and greater sales of electricity produced by our electric generation assets to third parties. Notwithstanding the significant increase in Electric Operations' revenues, cost of sales increased only $3.0 million in the 2003 nine-month period as the impact on cost of sales resulting from the greater Electric Utility and electric generation third-party sales was partially offset by lower Electric Utility per-unit purchased power costs.

The increase in Electric Operations' total margin principally reflects the increased Electric Utility sales and lower Electric Utility per-unit purchased power costs as well as increased margin from electric generation sales to third parties. The higher operating income reflects the greater total margin and higher other income partially offset by slightly higher 2003 nine-month period operating and administrative expenses.

ENERGY SERVICES. The increase in Energy Services' revenues in the 2003 nine-month period resulted from higher natural gas prices and, to a lesser extent, a nearly 40% increase in volumes sold due in large part to the March 2003 TXU Energy Acquisition. The greater Energy Services' total margin reflects the increase in natural gas volumes sold, higher average unit margins, and an increase in margin from sales of fuel oil. The increase in total margin was partially offset by higher operating expenses resulting principally from growth initiatives and the TXU Energy Acquisition.

INTERNATIONAL PROPANE. FLAGA's revenues increased $8.4 million, notwithstanding a slight decline in volumes sold, primarily reflecting the effects of a stronger euro and to a lesser extent higher average selling prices largely attributable to higher propane product costs. Notwithstanding colder heating-season weather during the 2003 nine-month period, volumes were lower due in large part to price-induced conservation and continued weak economic activity. The increase in 2003 nine-month period total margin reflects the effects of the stronger euro. The decline in FLAGA Modified EBITDA and operating income is substantially the result of the stronger euro's effect on operating and administrative expenses and, to a lesser extent, higher base-currency operating and administrative expenses.

The slight decline in earnings from our equity investees in the 2003 nine-month period is principally a result of lower interest income from our debt investments in AGZ Holdings redeemed in July 2002 partially offset by higher equity income from Antargaz resulting from the stronger euro.

                        UGI CORPORATION AND SUBSIDIARIES

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

The Company's long-term debt outstanding totaled $1,240.5 million at June 30, 2003 (including current maturities of $124.6 million) compared to $1,275.7 million at September 30, 2002 (including current maturities of $148.7 million). On October 1, 2002, UGI Utilities repaid $26 million of maturing Medium-Term Notes. On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The net proceeds of $89.1 million were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due April 2007 at a redemption price of 102.25%, plus accrued interest. The Company recognized a pre-tax loss, net of minority interests, of $1.5 million relating to the redemption premium and other associated costs and expenses. In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003 AmeriGas Partners issued $32 million face amount of 8.875% Series B Notes due 2011 at an effective interest rate of 7.72% and contributed the net proceeds of $33.7 million, including debt premium, to AmeriGas OLP.

On June 17, 2003, AmeriGas Partners sold 2,900,000 Common Units in an underwritten public offering at a public offering price of $27.12 per unit. The net proceeds of the public offering totaling $75.0 million, and associated capital contributions from the General Partner totaling $1.5 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. The underwriters' overallotment option expired unexercised. Concurrent with this sale of Common Units, the Company recorded a gain in the amount of $22.6 million, which is reflected in the Company's balance sheet as an increase in common stockholders' equity, in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary" ("SAB 51"). The gain had no effect on the Company's net income or cash flow.

AmeriGas OLP's Second Amended and Restated Bank Credit Agreement consists of a $100 million Revolving Credit Facility and a $75 million Acquisition Facility. At June 30, 2003, there were no borrowings outstanding under these facilities. Up to $30 million of the Acquisition Facility may be used for working capital purposes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce available borrowing capacity, totaled $27 million at June 30, 2003. AmeriGas OLP's Bank Credit Agreement expires October 1, 2003. The Partnership expects to renew this facility prior to its expiration. AmeriGas Partners also has debt and equity shelf registration statements with the SEC under which it may issue up to an additional $28 million of Series B 8.875% Senior Notes and an additional 1.4 million Common Units.

On August 14, 2003, after the end of the quarter, UGI Utilities issued $25 million of ten-year notes at an interest rate of 5.37%, and $20 million of 30-year notes at an interest rate of 6.50%, under its Medium Term Note program. The net proceeds along with existing cash balances will be used to repay UGI Utilities' $50 million 6.50% Senior Notes maturing on August 15, 2003.

                        UGI CORPORATION AND SUBSIDIARIES

UGI Utilities has commitments under revolving credit agreements which provide for borrowings of up to $107 million. These agreements expire in June 2005 and June 2006. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

Energy Services has a $50 million receivables purchase facility with an issuer of receivables-backed commercial paper expiring November 30, 2004. During the three and nine months ended June 30, 2003, Energy Services sold trade receivables totaling $211.1 million and $500.0 million, respectively, to its wholly owned, bankruptcy-remote subsidiary, ESFC, which is consolidated for financial statement purposes. During the three and nine months ended June 30, 2003, ESFC sold an aggregate $93 million and $108 million, respectively, of undivided interests in its trade receivables to the facility's commercial paper conduit. At June 30, 2003, the outstanding balance of ESFC receivables was $51.6 million which is net of $19 million in trade receivables sold to the commercial paper conduit.

During the nine months ended June 30, 2003, the Partnership declared and paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units for the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. The MQD for the quarter ended June 30, 2003 will be paid on August 18, 2003 to holders of record on August 8, 2003. The ability of the Partnership to declare and pay the MQD in the future depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership's operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the Partnership's ability to borrow under its Bank Credit Agreement, to refinance maturing debt, and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, and the cost of propane.

CASH FLOWS

The Company's cash flows from operating activities are seasonal and are generally greatest during the second and third fiscal quarters when customers pay bills incurred during the heating season and are generally lowest during the first and fourth fiscal quarters. Accordingly, cash flows from operations for the nine months ended June 30, 2003 are not necessarily indicative of cash flows to be expected for a full year. Included in the June 30, 2003 Condensed Consolidated Balance Sheet is $101.5 million of cash, cash equivalents and short-term investments held by UGI.

OPERATING ACTIVITIES. Cash provided by operating activities was $205.3 million in the 2003 nine-month period compared to $199.7 million in the prior-year nine-month period. The increase in operating cash flow reflects the effects of the improved 2003 nine-month period operating results partially offset by greater cash required to fund changes in operating working capital. Changes in operating working capital required $40.6 million of operating cash flow in the 2003 nine-month period compared to $11.0 million required in the prior-year period. The higher working capital cash needs primarily reflect the effects of higher 2003 nine-month period natural gas and propane commodity prices on changes in customer accounts receivable and inventories partially offset by improved cash flow from changes in accounts payable, Gas Utility fuel cost overcollections, and accrued income taxes.

INVESTING ACTIVITIES. We spent $72.5 million for property, plant and equipment during the 2003 nine-month period, an increase of $9.2 million over the prior-year nine-month period, principally reflecting higher Partnership and, to a lesser extent, Gas Utility capital expenditures. Cash paid for business acquisitions in the 2003 nine-month period principally reflects Partnership business

                        UGI CORPORATION AND SUBSIDIARIES

acquisitions and the March 2003 TXU Energy Acquisition. In addition, during the 2003 nine-month period the Company increased its interest in the Conemaugh electricity generating station for $51.3 million in cash and received a cash distribution from Antargaz of $5.6 million. During the nine months ended June 30, 2003, UGI invested $50 million of its cash and cash equivalents in short-term investments.

FINANCING ACTIVITIES. We paid cash dividends on UGI Common Stock of $35.6 million, and the Partnership paid the MQD on all publicly held limited partner units (as well as the limited partner units we own), during the 2003 nine-month period. Proceeds from the issuance of long-term debt during the 2003 nine-month period reflects net proceeds of $89.1 million from the issuance of $88 million face value of AmeriGas Partners 8.875% Senior Notes in December 2002 and $33.7 million from the issuance of $32 million face amount of AmeriGas Partners Senior Notes in April 2003. Repayments of long-term debt during the 2003 nine-month period principally reflects (1) the repayment in October 2002 of $26 million of maturing UGI Utilities Medium Term Notes; (2) the repayment in January 2003, prior to maturity, of the then-remaining $85 million face amount of AmeriGas Partners 10.125% Senior Notes at a redemption price of 102.25%; and (3) the repayment in April 2003 of $53.8 million of maturing AmeriGas OLP First Mortgage Notes. Also during the 2003 nine-month period, AmeriGas OLP repaid all outstanding borrowings under its Revolving Credit Facility and UGI Utilities reduced its bank loan borrowings by $34.9 million.

In June 2003, AmeriGas Partners received $75.0 million in net proceeds from the sale of 2.9 million Common Units to the public at a public offering price of $27.12 per unit. The net proceeds of the public offering of $75.0 million, along with associated capital contributions from the General Partner, were contributed to AmeriGas OLP and used to reduce indebtedness under its Bank Credit Agreement and for general Partnership purposes. The increase in cash from the issuance of UGI Common Stock is principally the result of stock option exercise activity.

INVESTMENT IN CONEMAUGH

On June 26, 2003, pursuant to an asset purchase agreement between and among Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Conemaugh, LLC ("Allegheny Conemaugh"), UGID and UGI, UGID acquired an additional 83 megawatt ownership interest in the Conemaugh electricity generation station ("Conemaugh") from Allegheny Conemaugh, a unit of Allegheny Energy, Inc. ("Allegheny"), for $51.3 million in cash, subject to a $3.0 million credit. Conemaugh is a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania and is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. under contract. The purchase increased UGID's ownership interest in Conemaugh to 102 megawatts (6.0%) from 19 megawatts (1.1%) previously. Substantially all of the purchase price for the additional interest in Conemaugh has been reflected in property, plant and equipment in the Condensed Consolidated Balance Sheet as of June 30, 2003.

CONVERSION OF AMERIGAS PARTNERS SUBORDINATED UNITS

In December 2002, the General Partner determined that the cash-based performance and distribution requirements for the conversion of the remaining 9,891,072 Subordinated Units of AmeriGas Partners, all of which were held by the General Partner, had been met in respect of the quarter ended September 30, 2002. As a result, these Subordinated Units were converted to a like number of Common Units effective November 18, 2002. Concurrent with the Subordinated Unit conversion, the Company recorded a $157.0 million increase in common stockholders' equity, and a

                        UGI CORPORATION AND SUBSIDIARIES

corresponding decrease in minority interests in AmeriGas Partners, associated with gains from sales of Common Units by AmeriGas Partners in conjunction with, and subsequent to, the Partnership's April 19, 1995 initial public offering. These gains were determined in accordance with the guidance in SAB 51. The gains resulted because the public offering prices of the AmeriGas Partners Common Units exceeded the associated carrying amount of our investment in the Partnership on the dates of their sale. Due to the preference nature of the Common Units, the Company was precluded from recording these gains until the Subordinated Units converted to Common Units. No deferred income taxes were recorded on these gains due to the Company's intent to hold its investment in the Partnership indefinitely. The changes to the Company's balance sheet resulting from the Subordinated Unit conversion had no effect on the Company's net income or cash flow and did not result in an increase in the number of AmeriGas Partners limited partner units outstanding.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"); SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"); SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"); SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"); and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").

SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of the instruments within the scope of SFAS 150 were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective for the Company on July 1, 2003. For financial instruments created before May 31, 2003, and still existing on July 1, 2003, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS 150. The Company will be required to present UGI Utilities' preferred shares subject to mandatory redemption in the liabilities section of the balance sheet. The initial adoption of SFAS 150 did not affect our financial position or results of operations.

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

                        UGI CORPORATION AND SUBSIDIARIES

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

                        UGI CORPORATION AND SUBSIDIARIES

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

Prior to September 2002, Electric Utility purchased all of its electric power needs, in excess of the electric power it obtained from its interests in electric generating facilities, under power supply arrangements of various lengths and on the spot market. Beginning September 2002, Electric Utility began purchasing its power needs from electricity suppliers under fixed-price energy and capacity contracts, and to a much lesser extent on the spot market, and our electricity generation business began selling its electricity production and capacity on the spot market to third parties. Prices for electricity can be volatile especially during periods of high demand or tight supply. Although the generation component of Electric Utility's rates is subject to various rate cap provisions, Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with offering customers a fixed price during the contract periods. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Bank Credit Agreement, borrowings under UGI Utilities' revolving credit agreements, and a substantial portion of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At June 30, 2003, combined borrowings outstanding under these agreements totaled $84.5 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

                        UGI CORPORATION AND SUBSIDIARIES

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the euro. We do not currently use derivative instruments to hedge foreign currency exposure associated with our international propane businesses, principally FLAGA and Antargaz. As a result, the U.S. dollar amounts of our international propane businesses' assets and liabilities and their results of operations are affected by changes in foreign currency exchange rates.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2003. It also includes the changes in fair value that would result if there were adverse changes in (1) the market price of propane of 10 cents per gallon; (2) the market price of natural gas of 50 cents per dekatherm; and (3) interest rates on ten-year U.S. treasury notes of 50 basis points:

-------------------------------------------------------------------------------------
                                                               Fair        Change in
                                                               Value       Fair Value
-------------------------------------------------------------------------------------
(Millions of dollars)
June 30, 2003:
     Propane commodity price risk                              $ 1.5        $ (8.9)
     Natural gas commodity price risk                           (1.0)         (5.4)
     Interest rate risk                                         (3.4)         (3.6)
-------------------------------------------------------------------------------------

Because the Company's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         EnergyNorth Natural Gas, Inc. v. UGI Utilities, Inc. By letter dated October 26, 2000, EnergyNorth Natural Gas, Inc. ("EnergyNorth") notified UGI Utilities that it has filed suit in the United States District Court for the District of New Hampshire, seeking contribution from UGI Utilities for response and remediation costs associated with contamination on the site of a former manufactured gas plant allegedly operated by former subsidiaries of UGI Utilities. In June 2003, UGI Utilities and EnergyNorth agreed to a settlement in exchange for dismissal of the suit. See Note 7 to Condensed Consolidated Financial Statements.

         City of Bangor, Maine v. Citizens Communication Co. In April 2003 Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, sued Citizens to recover environmental response costs associated with manufactured gas plant wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third party defendants alleging that the third party defendants are responsible for an equitable share of any response costs Citizens may be required to pay to the City of Bangor. Investigations of the site conducted to date are insufficient to establish what, if any contamination is related to gas plant wastes. Hence, UGI Utilities is unable to estimate the total cost of cleanup associated with manufactured gas plant wastes at this site. UGI Utilities believes that it has good defenses to the claim.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        UGI CORPORATION AND SUBSIDIARIES

(b) The Company filed the following Report on Form 8-K during the fiscal quarter ended June 30, 2003:

    DATE                  ITEM NUMBERS                           CONTENT
April 30, 2003              7, 9, 12           Press Release reporting financial results for the
                                               second fiscal quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UGI Corporation
                                ------------------------------
                                     (Registrant)

Date: August 14, 2003           By: /s/ A. J. Mendicino
                                ------------------------------------------------
                                A. J. Mendicino, Senior Vice President - Finance
                                and Chief Financial Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.