Form 10-K
period 2003-09-30
UGI CORP /PA/
filed 2003-12-23
CIK 884614

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on March 31, 2003 was $1,248,875,250.

At December 12, 2003 there were 42,809,144 shares of UGI Corporation Common Stock issued and outstanding.

Documents Incorporated By Reference: Portions of the Annual Report to Shareholders for the year ended September 30, 2003 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 24, 2004 are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

================================================================================

                        TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I:              BUSINESS......................................................................    1

   Items 1 And 2.    Business and Properties.......................................................    1

                     AmeriGas Propane Business.....................................................    2

                     Utility and Electric Operations...............................................    9

                     UGI Enterprises, Inc. ........................................................   18

                            -        Domestic Businesses...........................................   18

                            -        International Businesses......................................   19

                     Business Segment Information..................................................   20

                     Employees.....................................................................   21

   Item 3.           Legal Proceedings.............................................................   22

   Item 4.           Submission of Matters to a Vote of Security Holders...........................   25

PART II:             SECURITIES AND FINANCIAL INFORMATION..........................................   25

   Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.........   25

   Item 6.           Selected Financial Data.......................................................   27

   Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations....................................................................   28

   Item 7A.          Quantitative and Qualitative Disclosures About Market Risk....................   28

   Item 8.           Financial Statements and Supplementary Data...................................   28

   Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..........................................................   28

   Item 9A.          Controls and Procedures.......................................................   28

                                      (i)

                                                                                                     Page
                                                                                                     ----
PART III:            UGI MANAGEMENT AND SECURITY HOLDERS...........................................   30

   Item 10.          Directors and Executive Officers of Registrant................................   30

   Item 11.          Executive Compensation........................................................   30

   Item 12.          Security Ownership of Certain Beneficial Owners and Management
                     and Related Stockholder Matters...............................................   30

   Item 13.          Certain Relationships and Related Transactions................................   30

   Item 14.          Principal Accountant Fees and Services........................................   30

PART IV:             ADDITIONAL EXHIBITS, SCHEDULES AND REPORTS....................................   34

   Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............   34

                     Signatures....................................................................   44

Index to Financial Statements and Financial Statement Schedules....................................  F-2

                                      (ii)

PART I: BUSINESS

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

         UGI Corporation is a distributor and marketer of energy products and services. We have two primary business lines: we are a domestic and international distributor of propane, and we are also a provider of natural gas, electricity and related services through regulated distribution utilities as well as through non-utility electric generation, commodity marketing and heating and cooling installation and service businesses.

         We conduct our domestic propane distribution business through AmeriGas Partners, L.P., ("AmeriGas Partners" or the "Partnership"), which is the nation's largest retail propane distributor. AmeriGas Partners conducts its business through its direct and indirect subsidiaries, AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas Eagle Propane, L.P. ("Eagle OLP," and together with AmeriGas OLP, the "Operating Partnership"). Eagle OLP has a less-than-one percent minority limited partner. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership; they trade on the New York Stock Exchange under the symbol "APU." We have an effective 48% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company's Consolidated Financial Statements.

         Our subsidiary UGI Utilities, Inc. ("UGI Utilities," or "Utilities") owns and operates a natural gas distribution utility ("Gas Utility") and an electric distribution utility ("Electric Utility") in eastern Pennsylvania. It serves approximately 292,000 natural gas customers and approximately 61,600 electric customers. Electric Utility, together with the electric generating interests of UGI Development Company described below, is referred to herein as "Electric Operations."

         UGI Enterprises, Inc. ("Enterprises") conducts domestic and international energy-related businesses through subsidiaries. UGI Energy Services, Inc. ("ESI") markets natural gas, oil and electricity in the eastern region of the United States under the trade name GASMARK(R). ESI also owns and operates liquefied natural gas and propane peak-shaving plants. UGI Development Company ("UGID"), a subsidiary of ESI, owns and operates interests in Pennsylvania-based electric generation assets. UGI HVAC Enterprises, Inc. operates a heating and cooling installation and service business in the Mid-Atlantic region.

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

BUSINESS STRATEGY

         Since 1999, our strategic direction has focused on growing our existing natural gas, electric and propane businesses while seeking additional related and complementary growth opportunities. We are employing our core competencies from our existing businesses, as well as using our national scope, international experience, extensive asset base and access to customers, to accelerate growth in related and complementary businesses, both domestic and international. During fiscal year 2003, we completed a number of transactions in pursuit of this strategy.

                            AMERIGAS PROPANE BUSINESS

         Our domestic propane distribution business is conducted through AmeriGas Partners. Upon completion of the Columbia Propane acquisition described below, we became the largest retail propane distributor in the United States, based on retail volume. As of September 30, 2003, the Partnership operated from approximately 650 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our 48% effective interest in the income or loss of the Partnership, due to the publicly-owned limited partner interest. See Note 1 to the Company's Consolidated Financial Statements.

         On August 21, 2001, AmeriGas OLP acquired the propane distribution businesses of Columbia Energy Group. These businesses were conducted through Columbia Propane Corporation and its approximate 99% owned subsidiary, Columbia Propane, L.P. Prior to the acquisition, Columbia Propane, based in Richmond, Virginia, was the seventh largest retail propane marketer in the United States, selling approximately 308 million gallons annually from 186 locations in 29 states. Following the acquisition, Columbia Propane, L.P. changed its name to AmeriGas Eagle Propane, L.P. and Columbia Propane Corporation changed its name to AmeriGas Eagle Propane, Inc. Both entities do business under the trade name AmeriGas(R). AmeriGas OLP and AmeriGas Eagle Holding, Inc. own more than 99% of Eagle OLP and an unaffiliated third party retains the remaining interest.

         On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for approximately $31 million. During its 2003 fiscal year, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states.

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

PRODUCTS, SERVICES AND MARKETING

         As of September 30, 2003, the Partnership distributed propane to approximately 1.3 million customers from approximately 650 district locations in 46 states. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

         The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 84% of the Partnership's fiscal year 2003 sales (based on gallons sold) were to retail accounts and approximately 16% were to wholesale customers. Sales to residential customers in fiscal 2003 represented approximately 42% of retail gallons sold; industrial/commercial customers 34%; motor fuel customers 11%; and agricultural customers 7%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 6% of 2003 retail gallons. No single customer accounts for 5% or more of the Partnership's consolidated revenues.

         In the residential market, which includes both conventional and manufactured housing, propane is used primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. The Partnership continues to expand its PPX Prefilled Propane Xchange program ("PPX(R)"). At September 30, 2003, PPX was available at approximately 20,000 retail locations throughout the United States. Sales of our PPX grill cylinders to retailers are included in the commercial/industrial market. The PPX program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home centers, mass merchandisers and grocery and convenience stores. During fiscal year 2002, the Partnership introduced PPX Plus. PPX Plus cylinders are equipped with a special overfill protection device ("OPD") required by the National Fire Protection Association ("NFPA").

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

         Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons.

         The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up for replenishment or filled in place.

PROPANE SUPPLY AND STORAGE

         The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2003, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. Approximately 79% of the volumes purchased under those agreements were from 10 suppliers, including BP Products North America Inc. and its affiliate BP Marketing Inc. (approximately 20%); Dynegy Midstream Services (approximately 18%); and Enterprise Products Operating LP and its affiliate Canadian Enterprises Gas Products Ltd. (approximately 15%). The availability of propane supply is dependent upon, among other things, the severity of winter weather and the price and availability of competing fuels such as natural gas and crude oil. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2004. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP, Dynegy and Enterprise Products, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2003. In certain market areas, however, some suppliers provide 70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

         During fiscal year 2003, 92% of the Partnership's supply contracts provided for pricing based upon posted prices at the time of delivery or index formulas based on the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at facilities in Arizona, Pennsylvania, Virginia and several other states.

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

                       AVERAGE PROPANE SPOT MARKET PRICES

[AVERAGE PROPANE SPOT MARKET PRICES GRAPH]

                 Mont Belvieu       Conway
Oct-96              51.57            51.53
Nov-96              58.05            63.41
Dec-96              61.04            84.29
Jan-97              47.45            63.39
Feb-97              38.71            39.02
Mar-97              38.50            37.26
Apr-97              34.88            35.26
May-97              35.31            36.48
Jun-97              34.43            35.86
Jul-97              34.91            34.63
Aug-97              37.03            36.53
Sep-97              38.68            37.95
Oct-97              39.83            37.32
Nov-97              35.95            35.00
Dec-97              33.57            31.36
Jan-98              30.07            28.21
Feb-98              29.79            28.32
Mar-98              27.39            27.84
Apr-98              29.06            29.47
May-98              27.42            27.82
Jun-98              24.42            24.84
Jul-98              24.54            24.55
Aug-98              24.12            23.87
Sep-98              24.83            24.04
Oct-98              25.72            24.57
Nov-98              24.79            23.20
Dec-98              20.89            18.72
Jan-99              21.75            19.61
Feb-99              22.43            20.58
Mar-99              24.10            23.40
Apr-99              28.26            27.58
May-99              28.31            26.88
Jun-99              30.95            28.68
Jul-99              37.26            34.62
Aug-99              40.51            37.56
Sep-99              43.18            42.40
Oct-99              45.46            43.39
Nov-99              43.44            38.78
Dec-99              42.83            35.10
Jan-00              56.11            42.32
Feb-00              59.72            47.26
Mar-00              51.13            47.65
Apr-00              46.88            43.64
May-00              51.31            50.81
Jun-00              55.47            56.22
Jul-00              54.88            56.29
Aug-00              58.54            63.52
Sep-00              64.21            70.95
Oct-00              61.82            64.05
Nov-00              60.71            60.45
Dec-00              77.63            79.75
Jan-01              77.27            83.03
Feb-01              59.39            63.03
Mar-01              54.94            57.12
Apr-01              54.37            60.26
May-01              51.20            56.90
Jun-01              43.17            47.70
Jul-01              38.87            43.27
Aug-01              41.54            45.71
Sep-01              41.67            46.53
Oct-01              39.48            44.19
Nov-01              33.04            35.19
Dec-01              30.43            30.34
Jan-02              29.05            26.60
Feb-02              31.20            27.92
Mar-02              37.95            35.93
Apr-02              41.52            40.07
May-02              40.69            38.09
Jun-02              37.51            35.25
Jul-02              37.19            35.47
Aug-02              41.49            41.53
Sep-02              47.17            45.93
Oct-02              47.95            47.12
Nov-02              47.26            48.01
Dec-02              52.40            52.32
Jan-03              60.38            57.70
Feb-03              77.30            73.03
Mar-03              62.77            57.09
Apr-03              50.42            50.28
May-03              54.09            55.41
Jun-03              55.98            59.71
Jul-03              53.01            58.90
Aug-03              54.84            63.63
Sep-03              52.00            59.44

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

         In the motor fuel market, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.

         The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX(R) program (through which consumers can exchange an empty propane grill cylinder for a filled one) and strategic accounts program (formerly called "national accounts," through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

         The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses.

         Based on the most recent annual survey by the American Petroleum Institute, the 2002 domestic retail market for propane (annual sales for other than chemical uses) was approximately 11.9 billion gallons and, based on LP-GAS magazine rankings, 2002 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 32% of domestic retail sales. Management believes the Partnership's 2003 retail volume represents 9% of the domestic retail market.

PROPERTIES

         As of September 30, 2003, the Partnership owned approximately 87% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California, which could be used in connection with waterborne imports or exports of propane or butane. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane. In Virginia, the Partnership has a 50% indirect equity interest in a 476,000 barrel refrigerated, above-ground import terminal.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2003, the Partnership operated a transportation fleet with the following assets:

APPROXIMATE QUANTITY & EQUIPMENT TYPE         % OWNED             % LEASED
      400   Trailers                             90                   10
      200   Tractors                             45                   55
      150   Railroad tank cars                    0                  100
    2,500   Bobtail trucks                       20                   80
      350   Rack trucks                          25                   75
    2,200   Service and delivery trucks          25                   75

Other assets owned at September 30, 2003 included approximately 900,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.4 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 6,100 large volume tanks which are used for its own storage requirements. AmeriGas OLP has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 67% of the Partnership's property, plant and equipment.

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

SEASONALITY

         Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 2003 retail sales volume occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are concentrated in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

         Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 12 to the Company's Consolidated Financial Statements.

         All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, NFPA Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. Effective April 1, 2002, NFPA Pamphlet No. 58 requires portable propane cylinders to be equipped with an OPD. Although NFPA Pamphlet No. 58 has not yet been adopted in all states, the Partnership complies with the OPD requirements throughout the United States. Effective July 2004, NFPA Pamphlet No. 58 requires stationary cylinders that are filled in place to be re-qualified periodically. The Partnership maintains various permits under environmental laws that are necessary to operate certain of its facilities, some of which may be material to the operations of the Partnership. Management believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

         With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. These regulations cover the security of and transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing.

EMPLOYEES

         The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2003, the General Partner had approximately 6,200 employees, including approximately 400 temporary and part-time employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership for its direct and indirect costs and expenses.

                         UTILITY AND ELECTRIC OPERATIONS

         Our utility business is conducted by UGI Utilities, Inc., a wholly owned subsidiary. Utilities operates its business through two divisions, the gas division ("Gas Utility") and the electric division ("Electric Utility"). Until June 2003, Utilities also owned interests in electric generating facilities in Pennsylvania, through its subsidiary, UGID. In June 2003, ownership of UGID was transferred to ESI. UGID's electric generation operations, together with Electric Utility, are referred to as "Electric Operations." All of these businesses are described below.

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

         Since October 1, 2000, all of Gas Utility's customers have had the option to purchase their gas supplies from an alternative gas supplier. Large commercial and industrial customers of Gas Utility have been able to purchase their gas from other suppliers since 1982. During fiscal year 2003, two third-party suppliers qualified to serve residential or small commercial and industrial customers in Gas Utility's service territory. Together, they are serving approximately 4,500 customers. Management believes none of the Gas Competition Act, the Gas Restructuring Order, or commodity sales to residential and small commercial and industrial customers by third-party suppliers will have a material adverse impact on the Company's financial condition or results of operations.

SERVICE AREA; REVENUE ANALYSIS

         Gas Utility distributes natural gas to approximately 292,000 customers in portions of 15 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,800 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

         System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2003 fiscal year was approximately 83.8 billion cubic feet ("bcf"). System sales of gas accounted for approximately 43% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 57% of system throughput. Based on industry data for 2001, residential customers account for approximately 34% of total system throughput by LDCs in the United States. By contrast, for the 2003 fiscal year, Gas Utility's residential customers represented 26% of its total system throughput.

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

GAS SUPPLY CONTRACTS

         During fiscal year 2003, Gas Utility purchased approximately 37 bcf of natural gas for sale to customers. Approximately 88% of the volumes purchased were supplied under agreements with ten major suppliers. The remaining 12% of gas purchased was supplied by approximately 25 producers and marketers. Gas supply contracts are generally no longer than one year.

         In fiscal years 2002 and 2003, as a result of changing market conditions following the bankruptcy of Enron Corp., a number of suppliers with which Utilities formerly did business exited the wholesale trading market. This development did not significantly impact Utilities' ability to secure gas supplies.

SEASONAL VARIATION

         Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. Approximately 60% of fiscal year 2003 throughput occurred during the winter season from November through March.

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

         In substantially all of its service territory, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. Commercial and industrial customers in Gas Utility's service territory have been able to do this since 1982. As of October 2003, two marketers have qualified to serve residential and small commercial and industrial customers. Together they serve approximately 4,500 customers. Gas Utility provides transportation services for residential and small commercial and industrial customers who purchase natural gas from others.

         A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Gas Utility's profitability from these customers, therefore, is affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost. See "Utility Regulation and Rates - Gas Utility Rates." Commercial and industrial customers representing 18% of total system throughput have locations which afford them the opportunity, although none has exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Utilities' ten largest customers in terms of annual volume. All of these customers have contracts with Utilities, nine of which extend beyond fiscal year 2004. No single customer represents, or is anticipated to represent, more than 5% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

         Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2004. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Utilities' larger customers.

         During fiscal year 2003, Gas Utility supplied transportation service to two major cogeneration installations and three electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,600 residential heating customers during fiscal year 2003, which represented a record annual increase. Of those new customers, new home construction accounted for over 7,300 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was over 1,100.

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

         Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving Gas Utility, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC OPERATIONS

ELECTRICITY GENERATION CUSTOMER CHOICE AND COMPETITION ACT

         On January 1, 1997, Pennsylvania's Electricity Generation Customer Choice and Competition Act ("ECC Act") became effective. The ECC Act permits all Pennsylvania retail electric customers to choose their electric generation supplier. Pursuant to the Act, all electric utilities were required to file restructuring plans with the PUC which, among other things, included unbundled prices for electric generation, transmission and distribution and a competitive transition charge (CTC) for the recovery of "stranded costs" which would be paid by all customers receiving distribution service. Stranded costs generally are electric generation-related costs that traditionally would be recoverable in a regulated environment but may not be recoverable in a competitive electric generation market. Under the ECC Act, Electric Utility is obligated to provide energy to customers who do not choose alternate suppliers. Electric Utility will continue to be the only regulated electric utility having the right, granted by the PUC or by law, to distribute electric energy in its service territory.

         On June 19, 1998, the PUC entered its Opinion and Order (the "Restructuring Order") in Electric Utility's restructuring proceeding under the ECC Act. The Electric Restructuring Order authorized Electric Utility to recover from its customers approximately $32.5 million in stranded costs (on a full revenue requirements basis, which includes all income and gross receipts taxes) over an estimated four-year period which commenced January 1, 1999 through a CTC, together with carrying charges on unrecovered balances of 7.94%. Under the terms of the Restructuring Order, Electric Utility generally could not increase the generation component of prices during the period that stranded costs were being recovered through the CTC. Electric Utility's recovery of stranded costs through the CTC was completed during fiscal year 2003.

SERVICE AREA; SALES ANALYSIS

         Electric Utility supplies electric service to approximately 61,600 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2003, about 53% of sales volume came from residential customers, 36% from commercial customers and 11% from industrial customers. Electricity transported for customers who purchased their power from others pursuant to the ECC Act represented approximately 1% of fiscal year 2003 sales volume.

SOURCES OF SUPPLY

         Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal year 2004. Electric Utility distributes both electricity that it purchases from others and electricity that customers purchase from other suppliers. At September 30, 2003, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future.

ELECTRIC GENERATION

         In June 2003, UGID increased its ownership interest in the Conemaugh generating station ("Conemaugh") from 1.11% to approximately 6% (102 megawatts). Conemaugh is a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. It is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. In addition, UGID is the indirect, 50% owner of Hunlock Creek Energy Ventures ("Energy Ventures"). The generation assets of Energy Ventures consist of the 48 megawatt, coal-fired Hunlock generating station, located near Kingston, Pennsylvania, and a 44 megawatt, gas-fired turbine generator at the same site. A subsidiary of Allegheny Energy, Inc. is the other general partner in Energy Ventures. Under the joint venture agreement, UGID has the right to purchase one-half the output of Energy Ventures' generation at cost. It also has the right to require an affiliate of Allegheny Energy, Inc. ("Allegheny") to purchase UGID's ownership interest in Energy Ventures. Allegheny has a corresponding call right on UGID's interest in Energy Ventures. These "put" and "call" rights are effective for a 90-day period commencing January 1, 2006. UGID is a non-utility company, wholly-owned by ESI. UGID markets the electric generation it controls to third parties.

ENVIRONMENTAL FACTORS

         Energy Ventures' operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Protection ("DEP") with respect to stack emissions. Under the Federal Water Pollution Control Act, Hunlock station has a permit from the DEP to discharge water into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

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

GAS UTILITY RATES

         The Gas Restructuring Order included an increase in firm-residential, commercial and industrial ("retail core-market") base rates, effective October 1, 2000. The increase, calculated in accordance with the Gas Competition Act, was designed to generate approximately $16.7 million in additional annual revenues. The Order also provided that Gas Utility reduce its purchased gas cost rates by an annualized amount of $16.7 million for the first 14 months following the base rate increase.

         Effective December 1, 2001, Gas Utility was required to reduce its purchased gas cost rates to retail core-market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for retail core-market customers. As a result of these changes in its regulated rates, since December 1, 2001, Gas Utility's operating results have been more sensitive to heating season weather and less sensitive to the market prices of alternative fuel.

         BASE RATES

         As stated above, Gas Utility's current base rates went into effect October 1, 2000 pursuant to The Gas Restructuring Order. See Note 3 to the Company's Consolidated Financial Statements.

         PURCHASED GAS COST RATES

         Gas Utility's gas service tariff contains Purchased Gas Cost ("PGC") rates which provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") which Gas Utility charges for natural gas sold by it, to reflect Utilities' projected cost of purchased gas. PGC rates may also be adjusted quarterly, or, under certain conditions monthly, to reflect purchased gas costs. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Utilities has two PGC rates. PGC (1) is applicable to small, firm, core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, the Gas Restructuring Order provided for ongoing adjustments to Gas Utilities' PGC rates, commencing December 1, 2001, to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

         The PUC approved a settlement establishing rules for Electric Utility's Provider of Last Resort ("POLR") service on March 28, 2002, and a separate settlement that modified these rules on June 13, 2002 (collectively, the "POLR Settlement") under which Electric Utility terminated stranded cost recovery through its CTC and is no longer subject to the statutory generation rate caps as of August 1, 2002 for commercial and industrial ("C&I") customers and as of November 1, 2002 for residential customers. Charges for generation service (1) were initially set at a level equal to the rates paid by Electric Utility customers for POLR service under the statutory rate caps; (2) may be raised at certain designated times by up to 5% of the total rate for distribution, transmission and generation through December 2004; and (3) may be set at market rates thereafter. Electric Utility may also offer multiple year POLR contracts to its customers. The POLR Settlement provides for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier will be obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the date of the second open shopping period after returning. C&I customers who return to POLR service at a time other than during the annual shopping period must remain on POLR service until the next open shopping period, and may, in certain circumstances, be subject to generation rate surcharges. Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates will increase beginning January 2004 for commercial and industrial customers, and June 2004 for residential customers.

         Additionally, pursuant to the requirements of the ECC, the PUC is currently developing post-rate cap POLR regulations that are expected to further define post-rate cap POLR service obligations and pricing. As of September 30, 2003, fewer than 1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

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

OTHER GOVERNMENT REGULATION

         In addition to regulation by the PUC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Certain of Utilities' activities involving the interstate movement of natural gas, the transmission of electricity, transactions with non-utility generators of electricity, and other matters, are also subject to the jurisdiction of FERC.

         Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants." The electric generation activities of UGID are also subject to the Clean Air Act Amendments, the Federal Water Pollution Control Act and comparable state statutes and regulations. See "UTILITY OPERATIONS - Electric Operations - Environmental Factors."

EMPLOYEES

         At September 30, 2003, Utilities had approximately 1,000 employees.

                              UGI ENTERPRISES, INC.

         Through its subsidiaries, Enterprises develops energy-related businesses for us in the United States and abroad as described below. We expect Enterprises to continue to evaluate and develop new related and complementary business opportunities for us.

DOMESTIC BUSINESSES

         NATURAL GAS AND ELECTRICITY MARKETING

         ESI conducts a non-utility energy marketing business under the trade names GASMARK(R) and POWERMARK(R). GASMARK(R) sells natural gas directly to approximately 5,000 commercial and industrial customers in Pennsylvania, New Jersey, New York, Delaware, Maryland, Virginia, Ohio, North Carolina and the District of Columbia through the transportation systems of 35 utility systems. Energy Services also sells fuel oil and has the ability to sell electricity to commercial and industrial customers in Pennsylvania, New Jersey and Maryland. During fiscal year 2003, ESI significantly increased its size by acquiring the northeastern gas marketing operations of a subsidiary of TXU Corp. This acquisition added approximately 1,000 customers to ESI's customer base and increased its natural gas sales volume approximately 60%.

         The gas marketing business is a high revenue, low margin business. A majority of GASMARK(R)'s commodity sales are made under fixed price agreements. ESI manages supply cost volatility related to these agreements by entering into exchange-traded natural gas futures contracts and fixed-price supply arrangements with a diverse group of natural gas producers and holders of interstate pipeline capacity. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. ESI also bears the risk for balancing and delivering natural gas to its customers under various pipelines and LDC tariffs. Failure to meet these guidelines can result in additional expense in the form of penalties, which can be substantial in relation to ESI's results of operations.

         Credit is another risk factor in the commodity marketing business. ESI bears the risks of customer defaults and supplier non-performance on commodity and pipeline capacity contracts. ESI seeks to mitigate risk of supplier defaults by diversifying its supply and pipeline transportation purchases across a number of suppliers. ESI also requires credit support from customers in higher-risk transactions. This credit support can take the form of prepayments, bonds and letters of credit. ESI also maintains credit insurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures."

         ESI also operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania and propane storage and propane-air mixing stations in Bethlehem, Reading and Steelton, Pennsylvania. These plants were formerly owned by Utilities. Utilities has a call on a majority of the winter capacity of these facilities through March 2004 at a PUC-approved formula price. ESI is able to make opportunistic off-peak sales of LNG from these facilities at market prices.

         ELECTRIC GENERATION

         During fiscal year 2003, UGID was transferred to ESI. See "UTILITY AND ELECTRIC OPERATIONS - Electric Generation" for a description of UGID's generation assets. The output from these plants is sold in the spot market and under fixed-term contracts.

         HVAC SERVICE

         UGI HVAC Enterprises, Inc. ("HVAC") was acquired by Enterprises in September 2000. Together with its subsidiary, McHugh Service Company, HVAC conducts a heating, ventilation air-conditioning and refrigeration service business serving portions of Utilities' gas service area and adjacent eastern market areas, including Philadelphia suburbs and portions of New Jersey and northern Delaware. It serves more than 100,000 customers in residential, commercial, industrial and new construction markets. During fiscal year 2003, HVAC generated approximately $46 million in revenues and employed approximately 350 people.

INTERNATIONAL BUSINESSES

         FLAGA GmbH

         In September 1999, subsidiaries of Enterprises acquired all of the stock of Flaga GmbH, a privately-held company founded in 1947. FLAGA distributes propane, butane and propane/butane mix (collectively, "LPG") in Austria, the Czech Republic and Slovakia for residential, commercial, industrial and autogas applications. During fiscal year 2003, FLAGA distributed approximately 34 million gallons of LPG. FLAGA operates from 6 distribution locations in Austria, 1 in the Czech Republic and 2 in Slovakia. In addition, FLAGA has 7 sales offices in the Czech Republic. As of September 30, 2003, FLAGA had a total of 321 employees of which 165 were located in Austria, 120 in the Czech Republic and 36 in Slovakia.

         FLAGA has the largest propane distribution market position in Austria with an estimated 34% retail market share, serving residential, commercial and industrial customers. The retail propane industry in Austria is mature, with only modest growth in propane demand foreseen. Residential customers generally commit to prepaid tank rental agreements. Competition for renewals and for new customer installations is based on the terms and conditions of tank leases as well as on product prices. Much of FLAGA's Austrian cylinder business is conducted through approximately 600 neighborhood resellers with whom FLAGA has a long business relationship. FLAGA competes with other propane marketers and with other sources of energy, principally natural gas and wood.

         The Czech market for LPG, which currently represents about 30% of FLAGA's total volume, is growing approximately 2% to 4% per year. FLAGA entered the Czech market in 1994 when it purchased a portion of the formerly state-run LPG company from the Czech government as part of its privatization plan. FLAGA's main facility in the Czech Republic is its bulk storage and cylinder filling and repair plant in Hustopece, located in the southeast quadrant of the Czech Republic. FLAGA estimates its market share in the Czech Republic at approximately 15%, ranking it third in the country.

         The Slovak market for LPG has been growing significantly in the area of autogas sales volume in the last three years. FLAGA estimates that its share of the LPG market in Slovakia is 24%, ranking it second in the country.

         ANTARGAZ

         In March 2001, UGI France, Inc., together with Paribas Affaires Industrielles ("PAI") and Medit Mediterranea GPL, S.r.l. ("Medit"), acquired the stock and certain related assets of Antargaz, one of the largest distributors of LPG in France. We acquired an approximate 20% interest, PAI an approximate 68% interest, Medit an approximate 10% interest and certain members of Antargaz management, the remaining interest. PAI is a leading private equity fund manager in Europe with strong management and financial skills and Medit is a supplier of logistics services to the LPG industry in Europe, primarily Italy. During fiscal year 2003, Antargaz sold approximately 344 million gallons of LPG. Due, in part, to our membership on the Board of Directors of Antargaz, we believe we have significant influence over the company's operating and financial policies.

         Antargaz has an approximate 24% market share in France. The French LPG market is characterized by modest growth, about 1% per year, and stable market conditions. Antargaz serves nearly one million customers using a logistical system that includes ten major import/storage facilities, 30 bulk storage depots and 16 cylinder filling plants. Antargaz's customer base consists of residential, commercial, agricultural and motor fuel accounts who use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz has approximately 1,350 employees.

         CHINAGAS PARTNERS

         During 1998, Enterprises formed ChinaGas Partners, L.P. ("ChinaGas") with affiliates of Energy Transportation Group, Inc. to develop, build and operate LPG projects in the People's Republic of China. On October 28, 1998, ChinaGas and its wholly owned subsidiary together acquired 50% of the shares of an existing Chinese company known as the Nantong Huayang LPG Port Co., Ltd. ("Port Company") which operated an integrated LPG business, including an import terminal and distribution business, serving the provinces along the lower and middle reaches of the Yangtze River. On August 1, 2002, the shareholders of the Port Company agreed to split the company into two separate companies: a terminal company owned completely by China National Chemical Supply & Sales Corporation and a retail distribution company owned by ChinaGas. The separation became effective in December 2002. The terminal company is currently pursuing bulk chemical storage business but continues to support the retail distribution company through a long-term LPG storage lease. Enterprises owns 50% of the distribution business.

                          BUSINESS SEGMENT INFORMATION

         The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's business segments for the 2003, 2002 and 2001 fiscal years appears in Note 21 to the Consolidated Financial Statements contained in our 2003 Annual Report to Shareholders and is incorporated in this Report by reference.

                                    EMPLOYEES

         At September 30, 2003, UGI and its subsidiaries had approximately 8,200 employees.

ITEM 3. LEGAL PROCEEDINGS

         With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

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

         UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which (1) MGPs were formerly operated by it or owned or operated by its former subsidiaries and (2) either environmental agencies or private parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites.

         Consolidated Edison Company of New York v. UGI Utilities, Inc. On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against Utilities in the United States District Court for the Southern District of New York, seeking contribution from Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. Utilities believes that it has good defenses to the claim and is defending the suit.

         In November 2003, the court granted Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of Utilities' former subsidiaries and dismissing claims premised on Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. The court reserved decision on the remaining theory of liability, that Utilities was a direct operator of the remaining MGPs.

         City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of any response costs Citizens may be required to pay to the City of Bangor. Remedial proposals for the site range between $5 million and $50 million. Utilities is unable to estimate what portion of this potential cost may be associated with MGP wastes. Utilities believes that it has good defenses to the claim.

         Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. Utilities believes that it has good defenses to the claim and is defending the suit.

RELATED MATTER

         UGI Utilities, Inc. v. Insurance Co. of North America, et al. On February 11, 1999, UGI Utilities, Inc. filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. Utilities has now settled with all known solvent defendants. The suit has been stayed pending resolution of the remaining claims.

OTHER

         Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. Plaintiffs have filed various motions with the court, which seek to broaden the scope of their claims and to expand the size of the class to include customers whose lines were installed by other propane suppliers. These motions are currently pending before the court and defendants cannot predict the outcome of those motions. Beginning in 2001, the defendants voluntarily undertook to inspect and replace underground lines of its current customers that may not be in compliance with applicable safety standards. The General Partner expects to complete the line replacement project by late fiscal 2004 or early fiscal 2005. In 2003, the defendants settled the individual personal injury and property damage claims of the Swigers. The defendants believe they have defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2003.

                               EXECUTIVE OFFICERS

         Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.

PART II: SECURITIES AND FINANCIAL INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our Common Stock is traded on the New York and Philadelphia stock exchanges under the symbol "UGI." On January 28, 2003, our Board of Directors approved a 3-for-2 split of our Common Stock, effective April 1, 2003. Sales prices and dividends paid for all periods presented in the following tables are reflected on a post-split basis. The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2003 FISCAL YEAR                       HIGH                                LOW
   4th Quarter                        $33.45                              $28.86
   3rd Quarter                         35.05                               29.00
   2nd Quarter                         30.57                               24.93
   1st Quarter                         26.99                               23.27

2002 FISCAL YEAR                       HIGH                                LOW
   4th Quarter                        $24.51                              $17.11
   3rd Quarter                         22.14                               19.60
   2nd Quarter                         20.99                               18.06
   1st Quarter                         21.02                               17.79

DIVIDENDS

         Quarterly dividends on our Common Stock were paid in the 2003 and 2002 fiscal years as follows:

2003 FISCAL YEAR                                           AMOUNT
   4th Quarter                                             $0.285
   3rd Quarter                                              0.285
   2nd Quarter                                              0.275
   1st Quarter                                              0.275

2002 FISCAL YEAR                                           AMOUNT
   4th Quarter                                             $0.275
   3rd Quarter                                              0.267
   2nd Quarter                                              0.267
   1st Quarter                                              0.267

HOLDERS

         On December 12, 2003, UGI had 9,776 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                        Year Ended
                                                                                       September 30,
                                                            ---------------------------------------------------------------------
                                                               2003         2002           2001(a)       2000(a)        1999(a)
                                                               ----         ----           -------       -------        -------
                                                                        (Millions of dollars, except per share amounts)
FOR THE PERIOD:
INCOME STATEMENT DATA:

    Revenues                                                $  3,026.1    $  2,213.7     $  2,468.1     $  1,761.7     $  1,383.6
                                                            ==========    ==========     ==========     ==========     ==========
    Income before accounting changes                        $     98.9    $     75.5     $     52.0     $     44.7     $     55.7
    Cumulative effect of accounting changes (b)                     --            --            4.5             --             --
                                                            ----------    ----------     ----------     ----------     ----------
    Net income (c)                                          $     98.9    $     75.5     $     56.5     $     44.7     $     55.7
                                                            ==========    ==========     ==========     ==========     ==========

    Earnings per common share- basic (d)

         Income before accounting changes                   $     2.34    $     1.83     $     1.28     $     1.09     $     1.16

         Cumulative effect of accounting changes, net               --            --           0.11             --             --
                                                            ----------    ----------     ----------     ----------     ----------
         Net income - basic                                 $     2.34    $     1.83     $     1.39     $     1.09     $     1.16
                                                            ==========    ==========     ==========     ==========     ==========

    Earnings per common share - diluted (d)
         Income before accounting changes                   $     2.29    $     1.80     $     1.27     $     1.09     $     1.16

         Cumulative effect of accounting changes, net               --            --           0.11             --             --
                                                            ----------    ----------     ----------     ----------     ----------
         Net income - diluted (c) (e)                       $     2.29    $     1.80     $     1.38     $     1.09     $     1.16
                                                            ==========    ==========     ==========     ==========     ==========

    Cash dividends declared per common share                $     1.13    $    1.083     $    1.050     $    1.017     $     0.98
                                                            ==========    ==========     ==========     ==========     ==========

AT PERIOD END:

BALANCE SHEET DATA:

  Total assets                                              $  2,781.7    $  2,614.4     $  2,550.2     $  2,275.8     $  2,140.5
                                                            ==========    ==========     ==========     ==========     ==========
  Capitalization:
      Debt:
        Bank loans - AmeriGas Propane                       $       --    $     10.0     $       --     $     30.0     $     22.0
        Bank loans - UGI Utilities                                40.7          37.2           57.8          100.4           87.4
        Bank loans - other                                        15.9           8.6           10.0            4.3           11.6
        Long-term debt  (including current
           maturities):
             AmeriGas Propane                                    927.3         945.8        1,005.9          857.2          744.7
             UGI Utilities                                       217.3         248.4          208.4          172.9          180.0
             Other                                                78.9          81.5           80.9           85.5           91.6
                                                            ----------    ----------     ----------     ----------     ----------
       Total debt                                              1,280.1       1,331.5        1,363.0        1,250.3        1,137.3
                                                            ----------    ----------     ----------     ----------     ----------
       Minority interests in AmeriGas Partners                   134.6         276.0          246.2          177.1          209.9
       UGI Utilities preferred shares subject
           to mandatory redemption                                20.0          20.0           20.0           20.0           20.0
       Common stockholders' equity                               569.8         317.3          255.6          247.2          249.2
                                                            ----------    ----------     ----------     ----------     ----------
  Total capitalization                                      $  2,004.5    $  1,944.8     $  1,884.8     $  1,694.6     $  1,616.4
                                                            ==========    ==========     ==========     ==========     ==========
RATIO OF CAPITALIZATION:

  Total debt                                                      63.9%         68.5%          72.3%          73.8%          70.4%
  Minority interest                                                6.7%         14.2%          13.1%          10.5%          13.0%
  UGI Utilities preferred shares subject
           to mandatory redemption                                 1.0%          1.0%           1.1%           1.2%           1.2%
  Common stockholders' equity                                     28.4%         16.3%          13.5%          14.5%          15.4%
                                                            ----------    ----------     ----------     ----------     ----------
                                                                 100.0%        100.0%         100.0%         100.0%         100.0%
                                                            ==========    ==========     ==========     ==========     ==========

(a) Arthur Andersen LLP audited our consolidated financial statements for 2001, 2000, and 1999. See Item 15 - Notice Regarding Arthur Andersen LLP.

(b) Includes cumulative effect of accounting changes associated with (1) the Partnership's changes in accounting for tank fee revenue and tank installation costs and (2) the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Notes 1 and 15 to Consolidated Financial Statements).

(c) Pro forma net income and diluted earnings per share after applying retroactively the Partnership's changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $44.6 and $1.09; 1999 - $55.9 and $1.17, respectively.

(d) Earnings per share for all periods presented reflect the effects of the Company's 3-for-2 common stock split distributed April 1, 2003 to shareholders of record on February 28, 2003.

(e) SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted effective October 1, 2001. Net income and net income per diluted share adjusted to reflect the impact of SFAS No. 142 as if it had been adopted at the beginning of the periods presented are as follows: 2001 - $70.5 and $1.72; 2000 - $59.4 and $1.45; 1999 - $68.9 and $1.43, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 26 of UGI's 2003 Annual Report to Shareholders, is incorporated in this Report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on pages 23 and 24 of the UGI 2003 Annual Report to Shareholders and are incorporated in this Report by reference.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III: UGI MANAGEMENT AND SECURITY HOLDERS

ITEMS 10 THROUGH 14.

         In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2004:

                                                                       CAPTIONS OF PROXY STATEMENT
                               INFORMATION                              INCORPORATED BY REFERENCE
            --------------------------------------------       -------------------------------------------------
Item 10.    Directors and Executive                            Election of Directors - Nominees; Corporate
            Officers of Registrant                             Governance
                                                               Board Committees and Meeting Attendance
                                                               Securities Ownership of Management - Section
                                                               16(a) - Beneficial Ownership Reporting Compliance

            Copies of the Company's Principles of
            Corporate Governance and the Code of
            Ethics for the Chief Executive Officer
            and Senior Financial Officers of UGI
            Corporation are available on the Company's website, www.ugicorp.com or by writing to Robert W. Krick, Vice President and
            Treasurer, UGI Corporation, P. O. Box 858,
            Valley Forge, PA 19482.

Item 11.    Executive Compensation                             Compensation of Directors
                                                               Compensation of Executive Officers

Item 12.    Security Ownership of Certain Beneficial Owners    Securities Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters     Securities Ownership of Management
                                                               Approval of Proposed UGI Corporation 2004 Equity
                                                               Compensation Plan - Equity Compensation

Item 13.    Certain Relationships and Related Transactions     Compensation of Executive Officers - Stock
                                                               Ownership Policy and Indebtedness of Management

Item 14.    Principal Accountant Fees and Services             The Independent Accountants

         The information concerning the Company's executive officers required by
Item 10 is set forth below.

                               EXECUTIVE OFFICERS

       NAME                AGE               POSITION
---------------------      ---       -------------------------------------------
Lon R. Greenberg           53        Chairman, Director, President
                                     and Chief Executive Officer

Eugene V.N. Bissell        50        President and Chief Executive
                                     Officer, AmeriGas Propane, Inc.

Robert J. Chaney           61        President and Chief Executive
                                     Officer, UGI Utilities, Inc.

Michael J. Cuzzolina       58        Vice President - Accounting and Financial
                                     Control; Chief Accounting Officer and Chief
                                     Risk Officer

Bradley C. Hall            50        Vice President - New Business Development

Robert H. Knauss           50        Vice President and General Counsel

Anthony J. Mendicino       55        Senior Vice President - Finance
                                     and Chief Financial Officer

         All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

         There are no family relationships between any of the officers or between any of the officers and any of the directors.

Lon R. Greenberg

         Mr. Greenberg was elected Chairman of UGI effective August 1, 1996, having been elected Chief Executive Officer effective August 1, 1995. He was elected Director and President of UGI and a Director of UGI Utilities in July 1994. He was elected a Director of AmeriGas Propane, Inc. in 1994 and has been Chairman since 1996. He also served as President and Chief Executive Officer of AmeriGas Propane (1996 to 2000). Mr. Greenberg was Senior Vice President - Legal and Corporate Development (1989 to 1994). He joined the Company in 1980 as Corporate Development Counsel.

Eugene V.N. Bissell

         Mr. Bissell is President and Chief Executive Officer of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President - Sales and Marketing (1999 to 2000) and Vice President - Sales and Operations (1995 to
1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (industrial gases) (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development. Mr. Bissell is immediate past president, and a member of the Board of Directors of the National Propane Gas Association.

Robert J. Chaney

         Mr. Chaney is President and Chief Executive Officer of UGI Utilities, Inc., (since March 1999). He previously served as Executive Vice President (1998 to 1999), Vice President and General Manager - Gas Utility Division (1991 to
1998) and Vice President - Rates and Energy Utilization - Gas Utility Division (1981 to 1991) of UGI Utilities, Inc.

Michael J. Cuzzolina

         Mr. Cuzzolina was elected Vice President - Accounting and Financial Control, Principal Accounting Officer and Chief Risk Officer of the Company in July 2003. He served as President and Chief Operating Officer of Flaga GmbH from 1999 to 2003. Mr. Cuzzolina joined the Company in 1974 and previously served as Vice President - Accounting and Financial Control (1984 to 1999).

Bradley C. Hall

         Mr. Hall is Vice President - New Business Development (since October
1994). He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in UGI Utilities, Inc., including Vice President - Marketing and Rates.

Robert H. Knauss

         Mr. Knauss was elected Vice President and General Counsel on September 30, 2003. He previously served as Vice President - Law and Associate General Counsel of AmeriGas Propane, Inc. (1996 to 2003), and Group Counsel - Propane of UGI (1989 to 1996). He joined the Company in 1985. Previously, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia.

Anthony J. Mendicino

         Mr. Mendicino is Senior Vice President - Finance and Chief Financial Officer (since December 2002). He previously served as Vice President - Finance and Chief Financial Officer (September 1998 to December 2002). Mr. Mendicino served as President and Chief Operating Officer (July 1997 to June 1998) and as Senior Vice President (January 1997 to June 1997) of Eastwind Group, Inc., a holding company formed to acquire and consolidate middle-market manufacturing businesses. Mr. Mendicino was Senior Vice President and Chief Financial Officer and a director (1987 to 1996) of UTI Energy Corp., a diversified oil field service company. From 1981 to 1987, Mr. Mendicino held various positions with UGI, including Treasurer.

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

         NOTICE REGARDING ARTHUR ANDERSEN LLP

                  Arthur Andersen LLP audited our consolidated financial statements for the three years in the period ended September 30, 2001 and issued a report thereon dated November 16, 2001. Arthur Andersen LLP has not reissued their report or consented to the incorporation by reference of such report into the Company's prospectuses for the offer and sale of common stock. On June 15, 2002, Arthur Andersen LLP was convicted of obstruction of justice by a federal jury in Houston, Texas in connection with Arthur Andersen LLP's work for Enron Corp. On September 15, 2002, a federal judge upheld this conviction. Arthur Andersen LLP ceased its audit practice before the SEC on August 31, 2002. Effective May 21, 2002, we terminated the engagement of Arthur Andersen LLP as our independent accountants and engaged PricewaterhouseCoopers LLP to serve as our independent accountants for our fiscal years ending September 30, 2002 and 2003. Because of the circumstances currently affecting Arthur Andersen LLP, as a practical matter it may not be able to satisfy any claims arising from the provision of auditing services to us, including claims available to security holders under federal and state securities laws.

                  (3) LIST OF EXHIBITS:

                  The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                                            INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   --------------   -------------------      --------
   3.1       (Second) Amended and Restated Articles of               UGI         Amendment No. 1 on      3.(3)(a)
             Incorporation of the Company                                        Form 8 to Form 8-B
                                                                                     (4/10/92)

   *3.2      Bylaws of UGI as amended through September 30,
             2003

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

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
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

   10.1      Service Agreement (Rate FSS) dated as of                UGI        Form 10-K (9/30/95)        10.5
             November 1, 1989 between Utilities and
             Columbia, as modified pursuant to the orders
             of the Federal Energy Regulatory Commission at
             Docket No. RS92-5-000 reported at Columbia Gas
             Transmission Corp., 64 FERC Para. 61,060 (1993),
             order on rehearing, 64 FERC Para. 61,365 (1993)

   10.2      Service Agreement (Rate FTS) dated June 1,           Utilities     Form 10-K (12/31/90)      (10)o.
             1987 between Utilities and Columbia, as
             modified by Supplement No. 1 dated October 1,
             1988; Supplement No. 2 dated November 1, 1989;
             Supplement No. 3 dated November 1, 1990;
             Supplement No. 4 dated November 1, 1990; and
             Supplement No. 5 dated January 1, 1991, as
             further modified pursuant to the orders of the
             Federal Energy Regulatory Commission at Docket
             No. RS92-5-000 reported at Columbia Gas
             Transmission Corp., 64 FERC Para. 61,060 (1993),
             order on rehearing, 64 FERC Para. 61,365 (1993)

   10.3      Transportation Service Agreement (Rate FTS-1)        Utilities     Form 10-K (12/31/90)      (10)p.
             dated November 1, 1989 between Utilities and
             Columbia Gulf Transmission Company, as
             modified pursuant to the orders of the Federal
             Energy Regulatory Commission in Docket No.
             RP93-6-000 reported at Columbia Gulf
             Transmission Co., 64 FERC Para. 61,060 (1993),
             order on rehearing, 64 FERC Para. 61,365 (1993)

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
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

  10.7       [Intentionally omitted]

  10.8**     UGI Corporation Annual Bonus Plan dated March           UGI        Form 10-Q (6/30/96)        10.4
             8, 1996

  10.9**     UGI Corporation Directors' Equity Compensation          UGI        Form 10-Q (3/31/03)        10.3
             Plan Amended and Restated as of April 29, 2003

 10.10**     UGI Corporation 1997 Stock Option and Dividend          UGI        Form 10-Q (3/31/03)        10.4
             Equivalent Plan Amended and Restated as of
             April 29, 2003

 10.11**     UGI Corporation 1992 Directors' Stock Plan              UGI        Form 10-Q (3/31/03)        10.2
             Amended and Restated as of April 29, 2003

 10.12**     UGI Corporation Senior Executive Employee               UGI        Form 10-K (9/30/97)        10.12
             Severance Pay Plan effective January 1, 1997

 10.13**     UGI Corporation 2000 Directors' Stock Option            UGI        Form 10-Q (3/31/03)        10.1
             Plan Amended and Restated as of April 29, 2003

 10.14**     UGI Corporation 2000 Stock Incentive Plan               UGI        Form 10-Q (3/31/03)        10.5
             Amended and Restated as of April 29, 2003

 10.15**     1997 Stock Purchase Loan Plan                           UGI        Form 10-K (9/30/97)        10.16

 10.16**     UGI Corporation Supplemental Executive                  UGI        Form 10-Q (6/30/98)         10
             Retirement Plan Amended and Restated effective
             October 1, 1996

 10.17**     [Intentionally omitted]

 10.18       Credit Agreement dated as of August 28, 2003          AmeriGas     Form 10-K (9/30/03)        10.1
             among AmeriGas Propane, L.P., AmeriGas             Partners, L.P.
             Propane, Inc., Petrolane Incorporated,
             Wachovia Bank, National Association, as Agent,
             Issuing Bank and Swing Line Bank, and certain
             banks.

 10.19       [Intentionally omitted]

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
  10.20      Partnership Agreement of Hunlock Creek Energy        Utilities     Form 10-K (9/30/01)        10.24
             Ventures dated December 8, 2001 by and between
             UGI Hunlock Development Company and Allegheny
             Energy Supply Hunlock Creek LLC

  *10.21     Amendment No. 1 to Partnership Agreement of
             Hunlock Creek Energy Ventures, dated June 26,
             2003, by and between UGI Hunlock Development
             Company and Allegheny Energy Supply Hunlock
             Creek, LLC

  10.22      Notice of appointment of Wachovia Bank,               AmeriGas     Form 10-K (9/30/03)        10.6
             National Association as collateral Agent           Partners, L.P.
             effective as of August 28, 2003, pursuant to
             Intercreditor and Agency Agreement dated as of
             April 19, 1995

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

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
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

  10.30      Pledge Agreement dated September 1999 between           UGI        Form 10-K (9/30/99)        10.28
             Eastfield International Holdings, Inc. and
             Raiffeisen Zentralbank Osterreich
             Aktiengesellschaft ("RZB")

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

 10.34(a)    Amendments dated October 11, 2001 to September          UGI             Form 10-K           10.34(a)
             1999 Guarantee Agreements between UGI                                   (9/30/02)
             Corporation and RZB

 10.35**     Description of Change of Control arrangements           UGI        Form 10-K (9/30/99)        10.33
             for Messrs. Greenberg, Cuzzolina, Hall, Knauss
             and Mendicino

 10.36**     Change of Control Agreement for Mr. Chaney           Utilities     Form 10-K (9/30/03)        10.21

 10.37**     Description of Change of Control arrangement          AmeriGas     Form 10-K (9/30/99)        10.31
             for Mr. Bissell                                    Partners, L.P.

 10.38**     2002 Non-Qualified Stock Option Plan Amended            UGI        Form 10-Q (3/31/03)        10.7
             and Restated as of April 29, 2003

 10.39**     1992 Non-Qualified Stock Option Plan Amended            UGI        Form 10-Q (3/31/03)        10.6
             and Restated as of April 29, 2003

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
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

  10.43      [Intentionally omitted]

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

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
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

                                            INCORPORATION BY REFERENCE
----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                           REGISTRANT           FILING             EXHIBIT
-----------  -----------------------------------------------   ---------------  -------------------      -------
  *10.60     Purchase and Sale Agreement dated as of
             November 30, 2001, as amended by Amendment No.
             1 dated as of August 29, 2003 between UGI
             Energy Services, Inc. and Energy Services
             Funding Corporation

  *10.61     Receivables Purchase Agreement dated as of
             November 30, 2001, as amended by Amendment No.
             1 dated as of August 29, 2003 among Energy
             Services Funding Corporation, UGI Energy
             Services, Inc., Market Street Funding
             Corporation and PNC Bank, National Association

  *10.62     Performance Guaranty dated as of August
             29, 2003 by UGI Corporation in favor of Market
             Street Funding Corporation and PNC Bank,
             National Association

   *13 Pages 13 through 55 of the 2003 Annual Report to Shareholders

   *14       Code of Ethics for principal executive,
             financial and accounting officers

    18       Letter of Arthur Andersen LLP regarding change        AmeriGas          Form 10-Q              18
             in accounting principles                           Partners, L.P.       (12/31/00)

   *21       Subsidiaries of the Registrant

   *23       Consent of PricewaterhouseCoopers LLP

  *31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form
             10-K for the year ended September 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

  *31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form
             10-K for the year ended September 30, 2003 pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

   *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K:

         The Company furnished information in a Current Report on Form 8-K during the fourth quarter of fiscal year 2003 as follows:

Date of Report     Item Number(s)                    Content
--------------     --------------    -----------------------------------------
   07/30/03            7, 12         Press Release reporting financial results
                                     for the third fiscal quarter ended
                                     June 30, 2003

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UGI CORPORATION

Date: December 16, 2003                    By: Anthony J. Mendicino
                                               ---------------------------------
                                               Anthony J. Mendicino
                                               Senior Vice President - Finance
                                               and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2003, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                        TITLE

Lon R. Greenberg                                 Chairman, President
--------------------------                       and Chief Executive Officer
Lon R. Greenberg                                 (Principal Executive Officer)
                                                 and Director


Anthony J. Mendicino                             Senior Vice President - Finance
--------------------------                       and Chief Financial Officer
Anthony J. Mendicino                             (Principal Financial Officer


Michael J. Cuzzolina                             Vice President - Accounting and
--------------------------                       Financial Control
Michael J. Cuzzolina                             (Principal Accounting Officer)


Stephen D. Ban                                   Director
--------------------------
Stephen D. Ban

Thomas F. Donovan                                Director
--------------------------
Thomas F. Donovan

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 16, 2003, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                     TITLE

Richard C. Gozon                              Director
------------------------
Richard C. Gozon

Ernest E. Jones                               Director
------------------------
Ernest E. Jones

Anne Pol                                      Director
------------------------
Anne Pol

Marvin O. Schlanger                           Director
------------------------
Marvin O. Schlanger

James W. Stratton                             Director
------------------------
James W. Stratton

                        UGI CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2003

                        UGI CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated November 17, 2003 and Arthur Andersen LLP dated November 16, 2001, listed in the following index, are included in UGI's 2003 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 1, 2, 7, 7A and 8, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                            Reference
                                                                   ----------------------------
                                                                                      Annual
                                                                                     Report to
                                                                   Form 10-K       Shareholders
                                                                      (page)           (page)
                                                                   -----------       ----------
Reports of Independent Accountants:
   On Consolidated Financial Statements                            Exhibit 13           28
   On Financial Statement Schedules                                F-4 to F-5
Financial Statements:
   Consolidated Balance Sheets, September 30,
        2003 and 2002                                              Exhibit 13        30 to 31
   For the years ended September 30, 2003, 2002 and 2001:
        Consolidated Statements of Income                          Exhibit 13           29
        Consolidated Statements of Cash Flows                      Exhibit 13           32
        Consolidated Statements of Stockholders'
           Equity                                                  Exhibit 13           33

                        UGI CORPORATION AND SUBSIDIARIES

                                                                               Reference
                                                                     ---------------------------------
                                                                                             Annual
                                                                                            Report to
                                                                     Form 10-K             Shareholders
                                                                       (page)                 (page)
                                                                   ------------            ------------
        Notes to Consolidated Financial
           Statements                                               Exhibit 13             34 to 55
Supplementary Data (unaudited):
    Quarterly Data for the years ended
        September 30, 2003 and 2002                                 Exhibit 13                53
Financial Statement Schedules:
    For the years ended September 30, 2003, 2002 and 2001:
           I        -  Condensed Financial
                           Information of Registrant
                           (Parent Company)                         S-1 to S-3
           II       -  Valuation and Qualifying
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

                         REPORT OF INDEPENDENT AUDITORS

To the Directors and Stockholders of
UGI Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15a (1) and (2) present fairly, in all material respects, the financial position of UGI Corporation and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15a (1) and (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of UGI Corporation and its subsidiaries as of and for the year ended September 30, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 16, 2001.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in fiscal 2002.

As discussed above, the consolidated financial statements of UGI Corporation and its subsidiaries for the year ended September 30, 2001, were audited by other independent auditors who have ceased operations. As described in Note 1, these financial statements have been restated to reflect a 3-for-2 common stock split. We audited the adjustments described in Note 1 that were applied to restate the 2001 consolidated financial statements for the 3-for-2 common stock split. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 1, these financial statements have also been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which was adopted by the Company as of October 1, 2001. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review or apply procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 17, 2003

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

ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania
November 16, 2001

                        UGI CORPORATION AND SUBSIDIARIES

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)

                                                                                       September 30,
ASSETS                                                                             2003              2002
------                                                                             ----              ----
Current assets:
     Cash and cash equivalents                                                    $  0.6             $  0.2
     Accounts and notes receivable                                                   1.7                2.2
     Deferred income taxes                                                           0.2                0.2
     Prepaid expenses and other current assets                                       0.5                0.3
                                                                                   -----              -----
        Total current assets                                                         3.0                2.9
Investments in subsidiaries                                                        689.4              388.4
Other assets                                                                         8.5                4.5
                                                                                   -----              -----
        Total assets                                                              $700.9             $395.8
                                                                                  ======             ======

LIABILITIES  AND  COMMON  STOCKHOLDERS'  EQUITY

Current liabilities:
     Accounts and notes payable                                                   $ 10.7             $ 10.2
     Accrued liabilities                                                             7.7                3.8
                                                                                   -----              -----
        Total current liabilities                                                   18.4               14.0
Noncurrent liabilities                                                             112.7               64.0
Commitments and contingencies

Common stockholders' equity:

     Common Stock, without par value (authorized - 150,000,000 shares;
        issued - 49,798,097 shares)                                                582.4              396.6
     Retained earnings                                                              90.9               39.7
     Accumulated other comprehensive income                                          4.7                6.6
                                                                                   -----              -----
                                                                                   678.0              442.9
        Less treasury stock, at cost                                              (108.2)            (125.1)
                                                                                   -----              -----
          Total common stockholders' equity                                        569.8              317.8
                                                                                   -----              -----
          Total liabilities and common stockholders' equity                       $700.9             $395.8
                                                                                  ======             ======

Commitments and Contingencies:

     In addition to the guarantees of FLAGA debt described in Note 4 to Consolidated Financial Statements, at September 30, 2003, UGI Corporation had agreed to indemnify the issuers of $42.0 of surety bonds issued on behalf of certain UGI subsidiaries. As of September 30, 2003, UGI Corporation is authorized to guarantee up to $10.0 and $180.0 of supplier obligations on behalf of UGI Development Company and UGI Energy Services, Inc., respectively. At September 30, 2003, UGI Corporation had guarantees outstanding of $2.0 and $152.6 on behalf of UGI Development Company and UGI Energy Services, Inc., respectively.

                        UGI CORPORATION AND SUBSIDIARIES

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                (Millions of dollars, except per share amounts)


                                                                          Year Ended
                                                                         September 30,
                                                               ---------------------------------
                                                               2003          2002           2001
                                                               ----          ----           ----
    Revenues                                                    $-             $-             $-
    Costs and expenses:
       Operating and administrative expenses                  18.6           13.6           10.8
       Other income, net                                     (17.6)         (12.4)          (9.7)
                                                             -----          -----           ----
                                                               1.0            1.2            1.1
                                                             -----          -----           ----
    Operating loss
                                                              (1.0)          (1.2)          (1.1)
    Interest expense on intercompany debt
                                                              (1.5)          (1.3)          (2.4)
                                                             -----          -----           ----
    Loss before income taxes
                                                              (2.5)          (2.5)          (3.5)
    Income tax benefit
                                                              (2.4)          (0.9)          (0.7)
                                                             -----          -----           ----
    Loss before equity in income
        of unconsolidated subsidiaries                        (0.1)          (1.6)          (2.8)
    Equity in income before accounting changes
        of unconsolidated subsidiaries                        99.0           77.1           54.8
                                                            ------         ------         ------
    Income before equity in accounting changes
       of unconsolidated subsidiaries                         98.9           75.5           52.0
    Equity in accounting changes
       of unconsolidated subsidiaries                           --             --            4.5
                                                             -----          -----           ----
    Net income
                                                           $  98.9        $  75.5        $  56.5
                                                            ======         ======         ======
    Earnings per common share:
        Basic:
           Income before accounting changes                $  2.34        $  1.83        $  1.28
           Cumulative effect of accounting changes, net         --             --           0.11
                                                             -----          -----           ----
           Net income                                      $  2.34        $  1.83        $  1.39
                                                            ======         ======         ======
        Diluted:
           Income before accounting changes                $  2.29        $  1.80        $  1.27
           Cumulative effect of accounting changes, net         --             --           0.11
                                                             -----          -----           ----
           Net income                                      $  2.29        $  1.80        $  1.38
                                                            ======         ======         ======
    Average common shares outstanding (millions):
        Basic                                               42.220         41.325         40.745
                                                            ======         ======         ======
        Diluted                                             43.236         41.907         41.060
                                                            ======         ======         ======

                        UGI CORPORATION AND SUBSIDIARIES

   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)

                                                                                Year Ended
                                                                               September 30,
                                                                 -----------------------------------------
                                                                  2003             2002             2001
                                                                  ----             ----             ----
NET CASH PROVIDED BY OPERATING
     ACTIVITIES (A)
                                                                 $ 97.2           $113.9           $108.3
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Investments in unconsolidated subsidiaries                  (117.1)          (101.5)           (49.2)
     Net repayments (advances) to unconsolidated subsidiary
                                                                     --             13.0            (13.0)
                                                                 ------            -----            -----
        Net cash used by investing activities                    (117.1)           (88.5)           (62.2)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock                         (47.8)           (44.8)           (53.2)
     Issuance of intercompany long-term debt
                                                                   44.5              8.0               --
     Issuance of Common Stock                                      23.7             11.0              7.6
     Repurchases of Common Stock
                                                                   (0.1)              --             (1.0)
                                                                 ------            -----            -----
        Net cash used by financing activities                      20.3            (25.8)           (46.6)
                                                                 ------            -----            -----
Cash and cash equivalents increase (decrease)
                                                                 $  0.4           $ (0.4)          $ (0.5)
                                                                 ======            =====            =====
Cash and cash equivalents:
     End of period
                                                                 $  0.6           $  0.2           $  0.6
     Beginning of period                                            0.2              0.6              1.1
                                                                 ------            -----            -----
         Increase (decrease)
                                                                 $  0.4           $ (0.4)          $ (0.5)
                                                                 ======            =====            =====

(a) Includes dividends received from unconsolidated subsidiaries of $94.0, $111.7 and $110.4, respectively, for the years ended September 30, 2003, 2002 and 2001.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              (Millions of dollars)


                                                                       Charged
                                                       Balance at     (credited)                    Balance at
                                                       beginning     to costs and                     end of
                                                        of year        expenses        Other           year
                                                      --------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 2003
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:
            Allowance for doubtful accounts             $   11.8       $ 18.5       $(15.8)(1)      $    14.8
                                                       ===========                                  =========
                                                                                    $  0.3 (2)
Other reserves:
            Self-insured property and casualty
            liability                                   $   42.7       $ 21.2       $(15.1)(3)      $   48.4
                                                       ===========                                  =========
                                                                                      (0.4)(2)
            Insured property and casualty liability     $     3.5      $ (2.8)      $ (0.1)(2)      $    0.6
                                                       ===========                                  =========
            Environmental, litigation and other         $   13.9       $   6.0      $ (4.6)(3)      $   15.7
                                                       ===========                                  =========
                                                                                       0.4 (2)
YEAR ENDED SEPTEMBER 30, 2002
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:
            Allowance for doubtful accounts             $   15.6       $ 14.2       $(18.0)(1)      $    11.8
                                                       ===========                                  =========
            Allowance for amortization of
              other deferred costs - AmeriGas Propane   $     1.1      $    -       $ (1.1)(2)      $       -
                                                       ===========                                  =========
Other reserves:
            Self-insured property and casualty
            liability                                   $   37.4       $ 19.0       $(15.6)(3)      $    42.7
                                                       ===========                                  =========
                                                                                       1.9 (2)
            Insured property and casualty liability     $     1.5      $    -       $  2.0 (2)      $     3.5
                                                       ===========                                  =========
            Environmental, litigation and other         $   11.7       $   3.7      $ (2.6)(3)      $    13.9
                                                       ===========                                  =========
                                                                                       1.1 (2)

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                              (Millions of dollars)


YEAR ENDED SEPTEMBER 30, 2001
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

     Allowance for doubtful accounts                 $     9.3         $18.3        $ (11.7)(1)         $   15.6
                                                    ============                                       ===========
                                                                                       (0.3)(2)
     Allowance for amortization of
       other deferred costs - AmeriGas Propane       $     1.0         $ 0.1        $     -             $     1.1
                                                    ============                                       ===========

Other reserves:

     Self-insured property and casualty
     liability                                       $   36.3          $15.8        $ (15.2)(3)        $    37.4
                                                    ============                                       ===========
                                                                                        0.5 (2)

     Insured property and casualty liability         $     2.1         $(0.6)       $     -            $     1.5
                                                    ============                                       ===========

     Environmental, litigation and other             $   12.0          $  1.9       $  (2.6)(3)         $   11.7
                                                    ============                                       ===========
                                                                                        0.4 (2)

(1) Uncollectible accounts written off, net of recoveries.
(2) Other adjustments.
(3) Payments, net.

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------         ------------------------------------------------------------
  3.2               Bylaws of UGI as amended through September 30, 2003

  10.21 Amendment No. 1 to Partnership Agreement of Hunlock Creek Energy Ventures dated June 26, 2003

  10.60 Purchase and Sale Agreement dated as of November 30, 2001, and amended by Amendment No. 1 dated as of August 29, 2003 between UGI Energy Services, Inc. and Energy Services Funding Corporation

  10.61 Receivables Purchase Agreement dated as of November 30, 2001, as amended by Amendment No. 1 dated as of August 29, 2003 among Energy Services Funding Corporation, UGI Energy Services, Inc., Market Street Funding Corporation and PNC Bank, National Association

  10.62 Performance Guaranty dated as of August 29, 2003 by UGI Corporation in favor of Market Street Funding Corporation and PNC Bank, National Association

  13                Pages 13 through 55 of the 2003 Annual Report to
                    Shareholders

  14 Code of Ethics for principal executive, financial and accounting officers

  21                Subsidiaries of the Registrant

  23                Consent of PricewaterhouseCoopers LLP

  31.1              Certification by the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act

  31.2              Certification by the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act

  32 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act