Form 10-Q
period 2003-12-31
UGI CORP /PA/
filed 2004-02-13
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   At January 31, 2004, there were 42,906,336 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                              PAGES
                                                                                              -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of December 31, 2003,
                        September 30, 2003 and December 31, 2002                                   1

                   Condensed Consolidated Statements of Income for the three
                        months ended December 31, 2003 and 2002                                    2

                   Condensed Consolidated Statements of Cash Flows for the
                        three months ended December 31, 2003 and 2002                              3

                   Notes to Condensed Consolidated Financial Statements                       4 - 15

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                  16 - 24

      Item 3.      Quantitative and Qualitative Disclosures About Market Risk                24 - 27

      Item 4.      Controls and Procedures                                                        28

PART II  OTHER INFORMATION

      Item 6.      Exhibits and Reports on Form 8-K                                               29

      Signatures                                                                                  30

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                        December 31,    September 30,     December 31,
                                                                           2003             2003              2002
                                                                        ------------    -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $      143.6    $       142.1    $       273.9
    Short-term investments (at cost, which approximates fair value)             49.9             50.0                -
    Accounts receivable (less allowances for doubtful accounts of
        $15.5, $14.8 and $13.7, respectively)                                  361.1            199.2            299.0
    Accrued utility revenues                                                    30.6              7.4             27.8
    Inventories                                                                148.6            136.6            117.2
    Deferred income taxes                                                       18.8             23.5             11.1
    Prepaid expenses and other current assets                                   39.8             28.6             46.3
                                                                        ------------    -------------    -------------
      Total current assets                                                     792.4            587.4            775.3

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $827.6,  $805.2 and $743.3, respectively)            1,360.3          1,336.8          1,276.1

Goodwill and excess reorganization value                                       679.8            671.5            649.5
Intangible assets (less accumulated amortization of
    $18.1, $16.4 and $11.4, respectively)                                       36.3             34.7             25.1
Utility regulatory assets                                                       61.3             60.3             58.3
Other assets                                                                    96.9             90.6             86.3
                                                                        ------------    -------------    -------------
      Total assets                                                      $    3,027.0    $     2,781.3    $     2,870.6
                                                                        ============    =============    =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                $       65.3    $        65.0    $       208.4
    Current maturities of UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                    1.0                -                -
    AmeriGas Propane bank loans                                                 36.0                -             37.0
    UGI Utilities bank loans                                                    72.2             40.7             78.3
    Other bank loans                                                            18.1             15.9             11.2
    Accounts payable                                                           327.2            202.5            254.6
    Other current liabilities                                                  230.0            246.2            195.1
                                                                        ------------    -------------    -------------
      Total current liabilities                                                749.8            570.3            784.6

Long-term debt                                                               1,161.6          1,158.5          1,134.9
Deferred income taxes                                                          230.9            223.1            210.4
UGI Utilities preferred shares subject to
    mandatory redemption, without par value                                     19.0             20.0                -
Other noncurrent liabilities                                                   107.3            105.4             94.5
                                                                        ------------    -------------    -------------
      Total liabilities                                                      2,268.6          2,077.3          2,224.4

Commitments and contingencies (note 6)

Minority interests in AmeriGas Partners                                        149.8            134.6            122.9

UGI Utilities preferred shares subject to
    mandatory redemption, without par value                                        -                -             20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 150,000,000 shares;
      issued - 49,798,097 shares)                                              582.9            582.4            553.9
    Retained earnings                                                          117.5             90.9             65.0
    Accumulated other comprehensive income                                      15.6              4.7             11.5
    Notes receivable from employees                                             (0.4)            (0.4)            (3.2)
                                                                        ------------    -------------    -------------
                                                                               715.6            677.6            627.2
    Treasury stock, at cost                                                   (107.0)          (108.2)          (123.9)
                                                                        ------------    -------------    -------------
      Total common stockholders' equity                                        608.6            569.4            503.3
                                                                        ------------    -------------    -------------
      Total liabilities and stockholders' equity                        $    3,027.0    $     2,781.3    $     2,870.6
                                                                        ============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                              --------------------
                                                                               2003         2002
                                                                              --------    --------
Revenues                                                                      $  893.7    $  739.9

Costs and expenses:
    Cost of sales                                                                596.9       453.1
    Operating and administrative expenses                                        163.3       155.4
    Utility taxes other than income taxes                                          3.1         2.9
    Depreciation and amortization                                                 27.5        24.2
    Other income, net                                                             (5.4)       (3.1)
                                                                              --------    --------
                                                                                 785.4       632.5
                                                                              --------    --------

Operating income                                                                 108.3       107.4
Income from equity investees                                                       4.2         1.9
Interest expense                                                                 (26.7)      (28.2)
Minority interests in AmeriGas Partners                                          (22.7)      (20.5)
                                                                              --------    --------
Income before income taxes and subsidiary preferred
    stock dividends                                                               63.1        60.6
Income tax expense                                                               (24.3)      (23.5)
Dividends on UGI Utilities preferred shares subject to mandatory redemption          -        (0.4)
                                                                              --------    --------
Net income                                                                    $   38.8    $   36.7
                                                                              ========    ========

Earnings per share - Basic                                                    $   0.91    $   0.88
                                                                              ========    ========

Earnings per share - Diluted                                                  $   0.88    $   0.86
                                                                              ========    ========

Average common shares outstanding:
    Basic                                                                       42.839      41.688
                                                                              ========    ========
    Diluted                                                                     43.947      42.593
                                                                              ========    ========

Dividends declared per common share                                           $  0.285    $  0.275
                                                                              ========    ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                    Three Months Ended
                                                                       December 31,
                                                                    ------------------
                                                                     2003        2002
                                                                    ------      ------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                      $ 38.8      $ 36.7
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                 27.5        24.2
        Minority interests in AmeriGas Partners                       22.7        20.5
        Deferred income taxes, net                                     6.1         1.3
        Other, net                                                     6.2         9.8
        Net change in:
          Accounts receivable and accrued utility revenues          (187.2)     (169.0)
          Inventories                                                 (8.3)       (7.8)
          Deferred fuel costs                                         (8.4)        7.1
          Accounts payable                                           124.1        87.8
          Other current assets and liabilities                        (7.9)      (14.6)
                                                                    ------      ------
      Net cash provided (used) by operating activities                13.6        (4.0)
                                                                    ------      ------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                   (24.1)      (25.7)
    Net proceeds from disposals of assets                              4.0         2.1
    Acquisitions of businesses, net of cash acquired                 (33.5)       (2.2)
    Other, net                                                         0.1         0.3
                                                                    ------      ------
      Net cash used by investing activities                          (53.5)      (25.5)
                                                                    ------      ------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on UGI Common Stock                                    (12.2)      (11.5)
    Distributions on AmeriGas Partners publicly held Common Units    (15.3)      (13.7)
    Issuance of long-term debt                                           -        89.1
    Repayment of long-term debt                                       (1.4)      (27.0)
    AmeriGas Propane bank loans increase                              36.0        27.0
    UGI Utilities bank loans increase                                 31.5        41.1
    Other bank loans increase                                          1.0         2.0
    Issuance of UGI Common Stock                                       1.7         2.0
                                                                    ------      ------
      Net cash provided by financing activities                       41.3       109.0
                                                                    ------      ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                0.1         0.1
                                                                    ------      ------

Cash and cash equivalents increase                                  $  1.5      $ 79.6
                                                                    ======      ======

Cash and cash equivalents:
    End of period                                                   $143.6      $273.9
    Beginning of period                                              142.1       194.3
                                                                    ------      ------
      Increase                                                      $  1.5      $ 79.6
                                                                    ======      ======

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

1.       BASIS OF PRESENTATION

         UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric utility, electricity generation, retail propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and joint-venture affiliates, UGI also distributes propane in Austria, the Czech Republic, Slovakia, France and China.

         Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electricity distribution utility ("Electric Utility") in northeastern Pennsylvania. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC").

         We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At December 31, 2003, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 46.4% limited partner interest in AmeriGas Partners, and effective 47.9% and 47.8% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 52.6% interest in AmeriGas Partners comprises 27,822,704 publicly held Common Units representing limited partner interests.

         Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business primarily in the Eastern region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries and joint-venture affiliate Hunlock Creek Energy Ventures, own and operate interests in Pennsylvania-based electricity generation assets. Prior to their transfer to Energy Services in June 2003, UGID and its subsidiaries were wholly owned subsidiaries of UGI Utilities. Through other subsidiaries, Enterprises (1) owns and operates a propane distribution business in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation, air-conditioning and refrigeration service business in the Middle Atlantic states ("HVAC"); and (3) participates in propane joint-venture businesses in France ("Antargaz") and China.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies, which, except for the Partnership, are majority owned, and are together referred to as "we" or "the Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public's limited partner interests in the Partnership as minority interests. Entities in which we own 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for by the equity method.

         The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2003 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2003 ("Company's 2003 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

         EARNINGS PER COMMON SHARE. On January 28, 2003, UGI's Board of Directors approved a 3-for-2 split of UGI's Common Stock. On April 1, 2003, UGI issued one additional common share for every two common shares outstanding to shareholders of record on February 28, 2003. Average shares outstanding, earnings per share and dividends declared per share for the three months ended December 31, 2002 have been restated to reflect the effects of the common stock split.

         Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                        Three Months Ended
                                                           December 31,
                                                        ------------------
                                                         2003        2002
                                                        ------      ------
Denominator (millions of shares):
    Average common shares
      outstanding for basic computation                 42.839      41.688
    Incremental shares issuable for stock
      options and awards                                 1.108       0.905
                                                        ------      ------
Average common shares outstanding for
    diluted computation                                 43.947      42.593
                                                        ------      ------

         STOCK-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options, and other equity instruments to employees. We use the intrinsic value method prescribed by APB 25 for our stock-based employee compensation plans.

         We recognized total stock and unit-based compensation expense of $4.1 million and $1.8 million in the three months ended December 31, 2003 and 2002, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted earnings per share for the three months ended December 31, 2003 and 2002 would have been as follows:

                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                        2003        2002
                                                       ------      ------
Net income as reported                                 $ 38.8      $ 36.7
Add: Stock and unit-based employee
     compensation expense included in
     reported net income, net of related tax effects      2.5         1.1
Deduct: Total stock and unit-based
     employee compensation expense
     determined under the fair value method
     for all awards, net of related tax effects          (2.6)       (1.3)
                                                       ------      ------
Pro forma net income                                   $ 38.7      $ 36.5
                                                       ------      ------

Basic earnings per share:
     As reported                                       $ 0.91      $ 0.88
     Pro forma                                         $ 0.90      $ 0.88

Diluted earnings per share:
     As reported                                       $ 0.88      $ 0.86
     Pro forma                                         $ 0.88      $ 0.86

         COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2003 and 2002:

                                                       Three Months Ended
                                                           December 31,
                                                       ------------------
                                                        2003       2002
                                                       -----     --------
Net income                                             $38.8     $   36.7
Other comprehensive income                              10.9          4.9
Comprehensive income                                   $49.7     $   41.6

         Other comprehensive income principally comprises (1) changes in the fair value of derivative commodity instruments and interest rate protection agreements qualifying as hedges and (2) foreign currency translation adjustments, net of reclassifications to net income.

         RECLASSIFICATIONS. We have reclassified certain prior-year period balances to conform to the current-period presentation.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         USE OF ESTIMATES. We make estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet, and reflecting dividends paid on these shares as a component of interest expense, for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

2.       SEGMENT INFORMATION

         Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. Under the new realignment, the operating results of UGID are combined with Energy Services rather than combined with UGI Utilities' Electric Utility. We have restated our segment data for the three months ended December 31, 2002 to be consistent with our realigned business segments.

         We have organized our business units into five reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are:
         (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Utility; (4) Energy Services (comprising Energy Services' gas marketing business and UGID's electricity generation business); and (5) an international propane segment comprising FLAGA and our international propane equity investments ("International Propane").

         The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2003 Annual Report. We evaluate AmeriGas Propane's performance principally based upon the Partnership's earnings before interest expense, income taxes, depreciation and amortization ("Partnership EBITDA"). Although we use Partnership EBITDA to evaluate AmeriGas Propane's profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. The Company's definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our Gas Utility, Electric Utility, Energy Services and International Propane segments principally based upon their income before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

Three Months Ended December 31, 2003:

                                                                                   Reportable Segments
                                                        -------------------------------------------------------------
                                                        AmeriGas       Gas      Electric      Energy    International   Corporate
                                      Total     Elims.  Propane     Utility      Utility     Services      Propane      & Other (a)
                                    --------   ------   --------   --------    ----------   ----------  -------------   -----------
Revenues                            $  893.7   $ (0.6)  $  460.2   $  149.3    $     21.4   $    232.9  $        15.8   $      14.7
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Cost of sales                       $  596.9   $    -   $  254.5   $   95.1    $     10.5   $    220.6  $         7.6   $       8.6
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Segment profit:
    Operating income                $  108.3   $    -   $   65.6   $   29.4    $      4.5   $      6.3  $         1.8   $       0.7
    Income from equity investees         4.2        -          -          -             -            -            4.2             -
    Interest expense                   (26.7)       -      (21.1)      (4.1)         (0.5)           -           (0.9)         (0.1)
    Minority interests                 (22.7)              (22.7)         -             -            -              -             -
                                    --------   ------   --------   --------    ----------   ----------  -------------   -----------
    Income before income taxes      $   63.1   $    -   $   21.8   $   25.3    $      4.0   $      6.3  $         5.1   $       0.6
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========
    Depreciation and amortization   $   27.5   $    -   $   19.7   $    4.7    $      0.7   $      1.0  $         1.1   $       0.3
    Partnership EBITDA (b)                              $   84.6

Segment assets at period end        $3027.00   $(46.3)  $ 1605.8   $  781.8    $     84.8   $   219.00  $       182.5   $     199.4
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Investments in equity investees
        at period end               $   45.2   $    -   $    2.8   $      -    $        -   $      9.4  $        33.0   $         -
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Goodwill and excess reorganization
        value at period end         $  679.8   $    -   $  603.9   $      -    $        -   $      2.8  $        67.8   $       5.3
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

(a) Corporate & Other results of operations principally comprises UGI Enterprises' HVAC operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprises cash and short-term investments.

(b) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,                  2003
-------------------------------                -------
Partnership EBITDA                             $ 84.6
Depreciation and amortization (i)               (19.6)
Minority interests (ii)                           0.6
Income from equity investees                        -
                                               ------
Operating income                               $ 65.6
                                               ======

           (i) Excludes General Partner depreciation and amortization of $0.1 in the three months ended December 31, 2003.

           (ii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

2. SEGMENT INFORMATION (CONTINUED)

Three Months Ended December 31, 2002:

                                                                                     Reportable Segments
                                                         --------------------------------------------------------------------------
                                                         AmeriGas      Gas      Electric      Energy     International    Corporate
                                      Total     Elims.    Propane    Utility    Utility      Services       Propane      & Other (a)
                                    --------   -------   ---------  ---------   --------    ----------   -------------   -----------
Revenues                            $  739.9   $  (0.6)  $  445.0   $  145.1    $   21.5    $    104.9   $        14.3   $      9.7
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Cost of sales                       $  453.1   $     -   $  243.4   $   88.4    $    9.9    $     98.2   $         8.2   $      5.0
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Segment profit:
    Operating income                $  107.4   $     -   $   64.2   $   33.5    $    5.6    $      3.9   $         0.3   $     (0.1)
    Income from equity investees         1.9         -        0.2          -           -             -             1.7            -
    Interest expense                   (28.2)        -      (22.7)      (3.7)       (0.6)            -            (1.1)        (0.1)
    Minority interests                 (20.5)        -      (20.5)         -           -             -               -            -
                                    --------   -------   --------   --------    --------    ----------   -------------   ----------
    Income before income taxes      $   60.6   $     -   $   21.2   $   29.8    $    5.0    $      3.9   $         0.9   $     (0.2)
                                    ========   =======   ========   ========    ========    ==========   =============   ==========
    Depreciation and amortization   $   24.2   $     -   $   17.5   $    4.5    $    0.8    $      0.3   $         0.9   $      0.2
    Partnership EBITDA (b)                               $   81.4

Segment assets at period end        $2,870.6   $ (36.3)  $1,650.1   $  731.1    $   88.9    $    109.5   $       152.3   $    175.0
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Investments in equity

     investees at period end        $   39.3   $     -   $    3.6   $      -    $      -    $     10.5   $        25.2   $        -
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Goodwill and excess reorganization
    value at period end             $  649.5   $     -   $  590.2   $      -    $      -     $       -   $        56.6   $      2.7
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

(a) Corporate & Other results of operations principally comprises UGI Enterprises' HVAC operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprises cash and short-term investments.

(b) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,                  2002
-------------------------------                -------
Partnership EBITDA                             $  81.4
Depreciation and amortization                    (17.5)
Minority interests (i)                             0.5
Income from equity investees                      (0.2)
                                               -------
Operating income                               $  64.2
                                               =======

          (i) Principally respresents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.       INTANGIBLE ASSETS

         The Company's intangible assets comprise the following:

                                                December 31,    September 30,
                                                   2003              2003
                                                ------------    -------------
Subject to amortization:
   Customer relationships, noncompete
     agreements and other                       $       54.4    $        51.1
   Accumulated amortization                            (18.1)           (16.4)
                                                ------------    -------------
                                                $       36.3    $        34.7
                                                ------------    -------------
Not subject to amortization:
   Goodwill                                     $      586.5    $       578.2
   Excess reorganization value                          93.3             93.3
                                                ------------    -------------
                                                $      679.8    $       671.5
                                                ------------    -------------

         The increase in intangible assets during the three months ended December 31, 2003 principally reflects business acquisitions and, with respect to goodwill, the effects of foreign currency translation. Amortization expense of intangible assets was $1.7 million and $0.9 million for the three months ended December 31, 2003 and 2002, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2004 - $5.7 million; Fiscal 2005 - $4.8 million; Fiscal 2006 - $4.3 million; Fiscal 2007 - $3.7 million; Fiscal 2008 - $3.3 million.

4.       ACQUISITIONS

         On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for total cash consideration of $31.0 million. In December 2003, AmeriGas OLP paid Horizon a working capital adjustment of $0.1 million in accordance with the Asset Purchase Agreement. During its 2003 fiscal year, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states. In addition, AmeriGas OLP completed two smaller acquisitions of retail propane businesses and HVAC acquired a heating, ventilation, air-conditioning and refrigeration business during the three months ended December 31, 2003. The pro forma effect of all of these transactions is not material.

5.       ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

         Energy Services has a $100 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on August 26, 2006, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $100 million. The

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

         During the three months ended December 31, 2003 Energy Services sold trade receivables totaling $217.4 million to ESFC. During the three months ended December 31, 2003, ESFC sold an aggregate $74 million of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2003, the outstanding balance of ESFC trade receivables was $47.8 million which amount is net of $22 million in trade receivables sold to the commercial paper conduit.

         In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires on September 13, 2004.

6.       COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $14.0 million at December 31, 2003. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2003, the potential amount payable under this indemnity by the Company Parties was approximately $64.0 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

         Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities, if a court were to conclude that (1) the subsidiary's separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary's MGP.

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

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the disclosure requirements about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 requires additional disclosures concerning, among other things, the measurement date used to determine pension and other postretirement benefit measurements, plan assets, accumulated benefit obligations, cash flows and net periodic benefit costs as well as disclosure in interim financial statements of net periodic benefit costs, and employer's contributions paid and expected to be paid during the fiscal year (if amounts are significantly different from those previously disclosed in the annual financial statements). SFAS 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. As required by SFAS 132, the Company will provide supplemental disclosures in its interim financial statements for the quarter ended March 31, 2004.

         In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Company has not created or obtained any variable interest entities after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business provided certain criteria are met. The Company is currently in the process of evaluating the impact of FIN 46, as revised, which is not expected to have a material effect on the Company's financial position or results of operations.

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Among other things, the Act provides for a prescription drug benefit to Medicare beneficiaries on a voluntary basis beginning in 2006. To encourage employers to continue to offer retiree prescription drug benefits, the Act provides for a tax-free subsidy to employers who offer a prescription drug benefit that is at least actuarially equivalent to the standard benefit offered under the Act.

         The Company provides postretirement health care benefits principally to certain of UGI Utilities retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

         The Company is currently in the process of evaluating the effects of the Act on the benefits it provides to its retirees and whether or not it is appropriate to amend certain provisions of the retiree health care program in response to the Act. Due to inherent uncertainties regarding the direct effects of the Act, the effects of the Act on retiree's behavior with respect to prescription drug benefits, pending authoritative guidance on how actuarial equivalency in order to qualify for the federal subsidy is measured, and how the federal subsidy will be reflected under accounting principles generally accepted in the United States of America, we have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

         number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended December 31, 2003 ("2003 three-month period") with the three months ended December 31, 2002 ("2002 three-month period"). Effective October 1, 2003, our Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2002 three-month period has been restated to conform to the current period presentation. Our analyses of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.



2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

Three months ended December 31,                              2003                2002
-------------------------------------------------------------------------------------
(millions of dollars)
Net income (loss):
     AmeriGas Propane (a)                                    $12.9               $12.7
     Gas Utility                                              15.2                17.6
     Electric Utility                                          2.4                 2.9
     Energy Services (b)                                       3.7                 2.3
     International Propane                                     4.8                 1.2
     Corporate & Other                                        (0.2)                 --
                                                             ------              -----
          Total net income                                   $38.8               $36.7
                                                             ======              =====
--------------------------------------------------------------------------------------

(a) Amounts are net of minority interests in AmeriGas Partners, L.P.

(b) Effective October 1, 2003, the Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2002 three-month period has been restated to conform to the current period presentation.


Net income for the 2003 three-month period was higher than in the 2002 three-month period notwithstanding the adverse effects of the warmer than normal weather experienced by all of our business units. The beneficial effects of our acquisitions in gas marketing, electric generation and domestic propane distribution, along with improvements in our international propane results more than offset the weather-induced decline in results from our utility businesses.

                        UGI CORPORATION AND SUBSIDIARIES

2003 THREE-MONTH PERIOD COMPARED WITH 2002 THREE-MONTH PERIOD

                                                                  Increase
Three months ended December 31,         2003         2002        (Decrease)
-------------------------------       --------    ---------  -------------------
(Millions of dollars)
AMERIGAS PROPANE:
Revenues                              $  460.2    $  445.0   $   15.2      3.4%
Total margin (a)                      $  205.7    $  201.6   $    4.1      2.0%
Partnership EBITDA (b)                $   84.6    $   81.4   $    3.2      3.9%
Operating income                      $   65.6    $   64.2   $    1.4      2.2%
Retail gallons sold (millions) (c)       304.5       324.2      (19.7)    (6.1)%
Degree days - % colder (warmer)
     than normal (d)                      (7.4)%       1.1%         -        -

GAS UTILITY:
Revenues                              $  149.3    $  145.1   $    4.2      2.9%
Total margin (a)                      $   54.2    $   56.7   $   (2.5)    (4.4)%
Operating income                      $   29.4    $   33.5   $   (4.1)   (12.2)%
Income before income taxes            $   25.3    $   29.8   $   (4.5)   (15.1)%
System throughput -
     billions of cubic feet ("bcf")       23.3        23.3          -        -
Degree days - % colder (warmer)
     than normal                          (3.8)%       6.4%         -        -

ELECTRIC UTILITY (e):
Revenues                              $   21.4    $   21.5   $   (0.1)    (0.5)%
Total margin (a)                      $    9.7    $   10.4   $   (0.7)    (6.7)%
Operating income                      $    4.5    $    5.6   $   (1.1)   (19.6)%
Income before income taxes            $    4.0    $    5.0   $   (1.0)   (20.0)%
Distribution sales - millions of
     kilowatt hours ("gwh")              243.5       244.4       (0.9)    (0.4)%

ENERGY SERVICES (e):
Revenues                              $  232.9    $  104.9   $  128.0    122.0%
Total margin (a)                      $   12.3    $    6.7   $    5.6     83.6%
Income before income taxes            $    6.3    $    3.9   $    2.4     61.5%

INTERNATIONAL PROPANE:
Revenues                              $   15.8    $   14.3   $    1.5     10.5%
Total margin (a)                      $    8.2    $    6.1   $    2.1     34.4%
Operating income                      $    1.8    $    0.3   $    1.5    500.0%
Income from equity investees          $    4.2    $    1.7   $    2.5    147.1%
Income before income taxes            $    5.1    $    0.9   $    4.2    466.7%

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.2 million in each of the three-month periods ended December 31, 2003 and 2002. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 2 to the Condensed Consolidated Financial Statements).

                        UGI CORPORATION AND SUBSIDIARIES

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

(e) Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. Under the new realignment, the operating results of UGID's electricity generation business are combined with Energy Services rather than combined with UGI Utilities' Electric Utility (see Note 2 to the Condensed Consolidated Financial Statements).

AMERIGAS PROPANE. Weather based upon heating degree days was 7.4% warmer than normal during the 2003 three-month period compared to weather that was 1.1% colder than normal in the prior-year three-month period. Retail propane volumes sold decreased 19.7 million gallons or 6.1% in the 2003 three-month period due principally to the effects of the warmer weather, and with respect to commercial and industrial customers, continuing economic weakness partially offset by volume growth from recent acquisitions, principally the October 1, 2003 acquisition of Horizon Propane. Low margin wholesale volumes decreased 38.7 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $26.1 million reflecting (1) a $48.8 million increase due to higher average selling prices and (2) a $22.7 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $13.4 million reflecting (1) a $19.6 million decrease due to the lower volumes sold and (2) a $6.2 million increase due to higher average selling prices. The higher retail and wholesale selling prices reflect significantly higher propane product costs during the 2003 three-month period resulting from, among other things, higher crude oil and natural gas prices. Other revenues from ancillary sales and services were $36.9 million in the 2003 three-month period and $34.4 million in the 2002 three-month period. Total cost of sales increased $11.1 million reflecting the higher propane product costs.

Total margin increased $4.1 million as a result of recent acquisitions and higher average retail and wholesale propane unit margins on the reduced gallons sold during the 2003 three-month period, and a $2.2 million increase in margin from ancillary sales and services. Notwithstanding the previously mentioned increase in the commodity price of propane, retail and wholesale propane unit margins were higher than in the 2002 three-month period reflecting the effects of the higher average selling prices.

Partnership EBITDA increased $3.2 million in the 2003 three-month period reflecting the previously mentioned increase in total margin and a $2.0 million increase in other income partially offset by a $2.8 million increase in Partnership operating and administrative expenses. Operating and administrative expenses increased principally from the impact of Horizon Propane and other recent acquisitions partially offset by the beneficial effects on operating expenses from the management realignment completed in late Fiscal 2003. Other income in the 2003 three-month period includes greater income from finance charges and asset sales while other income in the prior year three-month period was reduced by a $1.0 million charge associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." Operating income in the 2003 three-month period increased less than the increase in Partnership EBITDA due to higher depreciation expense associated with the Partnership's Prefilled Propane Xchange program ("PPX(R)").

GAS UTILITY. Weather in Gas Utility's service territory during the 2003 three-month period was 3.8% warmer than normal compared with weather that was 6.4% colder than normal in the 2002 three-month period. Total distribution system throughput was unchanged as lower sales to firm- residential, commercial and industrial ("retail core-market") customers, resulting from warmer weather, were offset

                        UGI CORPORATION AND SUBSIDIARIES

by greater sales to firm delivery service customers and year-over-year customer growth. The increase in Gas Utility revenues during the 2003 three-month period reflects a $12.5 million increase in revenues from off-system sales partially offset by lower revenues from retail core-market customers resulting from the lower volumes sold. Gas Utility cost of gas was $95.1 million in the 2003 three-month period compared to $88.4 million in the 2002 three-month period reflecting increased cost of gas associated with the higher off-system sales reduced by lower retail core-market gas costs as a result of the lower volume sold.

The decline in Gas Utility total margin reflects a $2.0 million decline in retail core-market margin resulting from lower retail core-market sales and lower margin from interruptible customers.

Gas Utility operating income declined $4.1 million in the 2003 three-month period reflecting the previously mentioned decline in total margin, an increase in operating and administrative expenses and slightly higher depreciation and amortization expense. Operating and administrative expenses increased $1.7 million principally reflecting greater compensation and benefits expense due in large part to higher stock-based incentive compensation costs. The decrease in Gas Utility income before income taxes reflects the decline in operating income and higher interest expense due to including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with SFAS 150.

ELECTRIC UTILITY. Electric Utility's 2003 three-month period kilowatt-hour sales were slightly lower reflecting the effects on heating-related sales of weather that was warmer than in the prior-year period. Temperatures based upon heating degree days in the 2003 three-month period were approximately 1.7% warmer than normal compared with temperatures that were approximately 9.5% colder than normal in the comparable prior-year period. The decline in Electric Utility revenues reflects the effects of the slightly lower kilowatt-hour sales. Electric Utility's cost of sales increased $0.6 million reflecting higher purchased power costs.

Electric Utility total margin in the 2003 three-month period declined $0.7 million principally because Electric Utility's cost of sales in the prior year benefited from transmission system congestion credits. Operating income and income before income taxes were lower in the 2003 three-month period principally reflecting the decline in total margin and higher operating and administrative expenses reflecting greater distribution system and stock-based incentive compensation expenses.

ENERGY SERVICES. The increase in Energy Services revenues in the 2003 three-month period resulted primarily from a more than 70% increase in natural gas volumes sold due in large part to the March 2003 acquisition of the northeastern U.S. gas marketing business of TXU Energy Retail Company, L.P., a subsidiary of TXU Energy (the "TXU Energy Acquisition"), and to a lesser extent customer growth and the effects of UGID's June 2003 purchase of an additional 4.9% (83 megawatt) interest in the Conemaugh electricity generation station ("Conemaugh"). Notwithstanding the significant increase in natural gas volumes sold, total margin from Energy Services' gas marketing business increased only $0.9 million in the 2003 three-month period principally due to lower average unit margins reflecting a greater proportion of annual fixed-price customer contracts. Under these contracts, customers pay an average fixed price for the natural gas they purchase throughout the year. Although the unit margin and the total margin to be earned over the term of these contracts is fixed, margin realization is seasonal because gas costs are higher, and unit margins lower, during the peak heating season months of late fall and winter, while gas costs are lower, and unit margins higher, during the late spring and summer months. Total margin from UGID's electricity generation business increased $4.7 million reflecting the additional interest in Conemaugh.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses resulting from our

                        UGI CORPORATION AND SUBSIDIARIES

purchase of the additional interest in Conemaugh and the TXU Energy Acquisition, and higher uncollectible accounts expenses.

INTERNATIONAL PROPANE. FLAGA's revenues increased $1.5 million, notwithstanding a 2% decline in volumes sold, primarily reflecting the currency translation effects of a stronger euro and, to a lesser extent, higher average selling prices. Volumes were lower in the 2003 three-month period principally due to the loss of a high-volume, low unit margin customer and, to a lesser extent, increased competition. The increase in the 2003 three-month period total margin reflects the translation effects of the stronger euro and higher base-currency total margin. The increase in FLAGA operating income is substantially the result of higher base-currency total margin, lower base-currency operating and administrative expenses, and the translation effects of the stronger euro.

The increase in the 2003 three-month period earnings from our equity investees is principally the result of higher income from AGZ Holding, the parent company of Antargaz, reflecting favorable base-currency results and the effects of the stronger euro. Antargaz' total margin increased due to greater retail propane gallons sold to residential heating customers as a result of weather that was approximately 16% colder than the prior-year period offset by reduced sales to high-volume, low unit margin customers. In addition, the 2003 three-month period benefited from declines in propane product costs. The increase in International Propane income before income taxes reflects the combined increase in FLAGA operating income and in our income from equity investees and slightly lower interest expense.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $193.5 million at December 31, 2003 compared with $192.1 million at September 30, 2003. These amounts include $130.3 million and $116.3 million, respectively, of cash, cash equivalents and short-term investments held by UGI.

The Company's long-term debt outstanding at December 31, 2003 totaled $1,226.9 million (including current maturities of $65.3 million) compared to $1,223.5 million of long-term debt (including current maturities of $65.0 million) at September 30, 2003. AmeriGas Partners expects to refinance all or a portion of the $53.8 million of principal on the AmeriGas OLP First Mortgage Notes due in April 2004.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $38.0 million at December 31, 2003. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) $28 million principal amount of 8.875% Senior Notes due 2011, (2) 1.4 million AmeriGas Partners Common Units and (3) up to $500 million of debt or equity securities pursuant to an unallocated shelf registration statement.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $107 million. These agreements expire in June 2005 and 2006. At December 31, 2003, UGI Utilities had $52.2

                        UGI CORPORATION AND SUBSIDIARIES

million in borrowings outstanding under these revolving credit agreements. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At December 31, 2003, there was $20 million outstanding under this agreement which amount matures March 9, 2004. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

Energy Services has a $100 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on August 26, 2006, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $100 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At December 31, 2003, the outstanding balance of ESFC receivables was $47.8 million which amount is net of $22 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires on September 13, 2004.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, propane and electricity consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally inventories and accounts receivable, is generally greatest. The Company's major business units use revolving credit facilities, or in the case of Energy Services its Receivables Facility, to satisfy their seasonal operating cash flow needs. Cash flow from operating activities was $13.6 million in the 2003 three-month period compared to cash used by operating activities of $4.0 million in the 2002 three-month period. Cash flow from operating activities before changes in operating working capital was $101.3 million in the 2003 three-month period compared with $92.5 million in the prior-year three-month period. Changes in operating working capital used $87.7 million of cash in the 2003 three-month period and $96.5 million of cash in the 2002 three-month period. The increase in cash flows from operating activities principally reflects greater operating cash flow from AmeriGas Propane.

INVESTING ACTIVITIES. Cash flow used in investing activities was $53.5 million in the 2003 three-month period compared to $25.5 million cash used in the prior-year period. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, investments in and distributions from our equity investees, and proceeds from sales of assets. During the 2003 three-month period, we spent $24.1 million for property, plant and

                        UGI CORPORATION AND SUBSIDIARIES

equipment, a decrease from the 2002 three-month period, principally reflecting lower AmeriGas Propane and FLAGA capital expenditures. Cash paid for business acquisitions in the 2003 three-month period principally reflects the Partnership's acquisition of Horizon Propane.

FINANCING ACTIVITIES. Cash flow provided by financing activities was $41.3 million in the 2003 three-month period and $109.0 million in the 2002 three-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI common stock. The increases during the quarter in AmeriGas Propane and UGI Utilities bank loans reflects their seasonal cash flow needs.

We paid cash dividends on UGI Common Stock of $12.2 million and $11.5 million during the three months ended December 31, 2003 and 2002, respectively. Also, the Partnership paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units during both of the three-month periods ended December 31, 2003 and 2002.

UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet, and reflecting dividends paid on these shares as a component of interest expense, for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

PROPOSED PURCHASE OF REMAINING OUTSTANDING OWNERSHIP INTERESTS IN AGZ HOLDING

In January 2004, the Company announced that one of its subsidiaries communicated its offer to purchase the remaining outstanding 80.5% ownership interests of AGZ Holding, the parent company of Antargaz, for approximately 257 million euros ("Proposed AGZ Holding Acquisition"). Antargaz is one of the four largest retail liquefied petroleum gas (LPG) distributors in France, delivering approximately 350 million gallons of propane and butane to over 220,000 customers nationwide. The prospective sellers are PAI Partners, a leading Private Equity Fund Manager and the majority owner, Medit Mediterranea GPL, a privately-held Italian company, and members of Antargaz management. The proposed transaction was presented to the Works Council of Antargaz, the labor representative body for Antargaz, as required by French law and received a favorable opinion. The parties intend to consummate the proposed transaction effective April 1, 2004. In addition, UGI filed a registration statement in January 2004 with the SEC for the sale of up to 8,165,000 shares of UGI Common Stock to fund a portion of the purchase price for the Proposed AGZ Holding Acquisition. The balance of the purchase price of approximately $100 million will be funded from existing cash at UGI.

UGI COMMON DIVIDEND INCREASE

On January 27, 2004, UGI's Board of Directors declared a quarterly dividend on UGI Common Stock of $0.2850 per share payable on April 1, 2004 to shareholders of record on February 27, 2004. UGI also announced its intention to increase the annual dividend rate to $1.25 per share, or $0.3125 per share on a quarterly basis, from $1.14 per share, or $0.2850 per share on a quarterly basis, effective with the regularly scheduled July dividend payment, assuming the closing of the previously mentioned Proposed AGZ Holding Acquisition.

                        UGI CORPORATION AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the disclosure requirements about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 requires additional disclosures concerning, among other things, the measurement date used to determine pension and other postretirement benefit measurements, plan assets, accumulated benefit obligations, cash flows and net periodic benefit costs as well as disclosure in interim financial statements of net periodic benefit costs, and employer's contributions paid and expected to be paid during the fiscal year (if amounts are significantly different from those previously disclosed in the annual financial statements). SFAS 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. As required by SFAS 132, the Company will provide supplemental disclosures in its interim financial statements for the quarter ended March 31, 2004.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for the first fiscal or interim period beginning after December 15, 2003. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities in which the other equity investors lack the essential characteristics of a controlling financial interest or their investment at risk is not sufficient to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. The Company has not created or obtained any variable interest entities after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business provided certain criteria are met. The Company is currently in the process of evaluating the impact of FIN 46, as revised, which is not expected to have a material effect on the Company's financial position or results of operations.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Among other things, the Act provides for a prescription drug benefit to Medicare beneficiaries on a voluntary basis beginning in 2006. To encourage employers to continue to offer retiree prescription drug benefits, the Act provides for a tax-free subsidy to employers who offer a prescription drug benefit that is at least actuarially equivalent to the standard benefit offered under the Act.

The Company provides postretirement health care benefits principally to certain of UGI Utilities retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders issued by the Pennsylvania Public Utility Commission ("PUC"), UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to pay retiree health care and life insurance benefits and to fund the UGI Utilities' postretirement benefit liability. UGI Utilities is required to fund its postretirement benefit obligations by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

                        UGI CORPORATION AND SUBSIDIARIES

The Company is currently in the process of evaluating the effects of the Act on the benefits it provides to its retirees and whether or not it is appropriate to amend certain provisions of the retiree health care program in response to the Act. Due to inherent uncertainties regarding the direct effects of the Act, the effects of the Act on retiree's behavior with respect to prescription drug benefits, pending authoritative guidance on how actuarial equivalency in order to qualify for the federal subsidy is measured, and how the federal subsidy will be reflected under accounting principles generally accepted in the United States of America, we have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. International Propane's profitability is also sensitive to changes in propane supply costs. FLAGA uses derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Over-the-counter derivative commodity instruments utilized by the Partnership and FLAGA to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of associated gains, if any, is included in Gas Utility's PGC recovery mechanism.

Electric Utility purchases its electric power needs from third-party electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with a Provider of Last Resort ("POLR") settlement approved by the PUC, Electric Utility may increase its POLR rates up

                        UGI CORPORATION AND SUBSIDIARIES

to certain limits through December 31, 2004, and charge market rates thereafter. Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2004. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. During the quarter ended December 31, 2003, Electric Utility entered into an electricity price swap agreement to reduce the volatility in the cost of a portion of its anticipated electricity requirements in 2007.

In order to manage market price risk relating to substantially all of Energy Services' forecasted fixed-price sales of natural gas, Energy Services purchases exchange-traded natural gas futures contracts or enters into fixed-price supply arrangements. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. An adverse change in market value of these contracts may require daily cash deposits in margin accounts with brokers. Although Energy Services' fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services' results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.

UGID has entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its interests in electricity generating assets. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, UGID would be required to purchase such electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact the Company's results.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, borrowings under UGI Utilities' revolving credit agreements and the uncommitted arrangement with a major bank, and a substantial portion of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At December 31, 2003, combined borrowings outstanding under these agreements totaled $194.4 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

                        UGI CORPORATION AND SUBSIDIARIES

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2003. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2003. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; and (4) interest rates on ten-year U.S. treasury notes.

                                                                                       Change in
                                                                         Fair Value    Fair Value
                                                                         ----------    ----------
(Millions of dollars)
December 31, 2003:
   Propane commodity price risk                                          $     11.4    $    (12.7)
   Natural gas commodity price risk                                             2.7          (4.3)
   Electricity commodity price risk                                             0.1          (0.8)
   Interest rate risk                                                           1.1          (2.4)

Gas Utility's exchange-traded natural gas call option contracts which had a fair value of $4.2 million as of December 31, 2003, are excluded from the table above because any associated net gains or losses are included in Gas Utility's PGC recovery mechanism. Because the Company's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the euro. We do not currently use derivative instruments to hedge foreign currency exposure associated with our international propane businesses, principally FLAGA and Antargaz. As a result, the U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to FLAGA, the net effect of changes in foreign currency exchange rates on their U.S. dollar denominated assets and liabilities would not be material because FLAGA's U.S. dollar denominated financial instrument assets and liabilities are not materially different in amount. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar would reduce their aggregate net book value by approximately $6.6 million, which amount would be reflected in other comprehensive income. In January 2004, we entered into two contracts for the forward purchase of 164.8 million euros to be used in conjunction with the Proposed AGZ Holding Acquisition of all of the outstanding shares of AGZ Holding not already held by the Company. These forward contracts meet the definition of a derivative instrument under the provisions of SFAS 133. In accordance with the provisions of SFAS 133, the Company is not permitted to account for changes in the fair value of these contracts as a cash flow hedge because the forecasted transaction involves a business combination subject to the provisions of SFAS No. 141, "Business Combinations." As a result, changes in the fair value of these forward contracts will be recorded in net income. A ten percent adverse change in the value of the euro versus the U.S. dollar subsequent to these contracts dates would reduce the Company's net income by approximately $13.7 million.

                        UGI CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Information contained in this Financial Review and elsewhere in this Annual Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, oil, electricity, and natural gas and the capacity to transport them to our market areas; (3) changes in laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting any increase in revenues; (6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and propane including liability in excess of insurance coverage; (11) political, regulatory and economic conditions in the United States and in foreign countries; (12) interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations;
(13) reduced distributions from subsidiaries; (14) the timing of the completion of our proposed acquisition of the ownership interests that we do not already own in AGZ Holding; and (15) the timing and success of the Company's efforts to develop new business opportunities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events as required by federal securities laws.

                        UGI CORPORATION AND SUBSIDIARIES

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

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits:

                   31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company furnished information in a Current Report on Form 8-K during the first quarter of fiscal year 2004 as follows:

       DATE                 ITEM NUMBER(S)                          CONTENT

October 1, 2003                    12                 Public announcement of estimated
                                                      earnings for  fiscal year ended
                                                      September 30, 2003

November 19, 2003               7, 12                 Press release reporting financial
                                                      results for the fiscal year ended
                                                      September 30, 2003

Item 12 and the related exhibit in each of the Current Reports listed above (the "Reports") shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or otherwise subject to liability under that Section, nor shall the Reports be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

----------
* The Exhibit attached to this Form 10-Q shall not be deemed filed for purposes of Section 18 of the Exchange Act.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UGI Corporation
                                          (Registrant)

Date: February 13, 2004                   By: /s/ Anthony J. Mendicino
                                             __________________________________
                                          Anthony J. Mendicino
                                          Senior Vice President-Finance and
                                          Chief Financial Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10- Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10- Q for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.