Form 10-Q
period 2004-03-31
UGI CORP /PA/
filed 2004-05-17
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  At April 30, 2004, there were 50,770,676 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                   PAGES
                                                                                                   -----
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2004,
                 September 30, 2003 and March 31, 2003                                                  1

            Condensed Consolidated Statements of Income for the three
                 and six months ended March 31, 2004 and 2003                                           2

            Condensed Consolidated Statements of Cash Flows for the
                 six months ended March 31, 2004 and 2003                                               3

            Notes to Condensed Consolidated Financial Statements                                   4 - 19

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              20 - 33

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            33 - 36

   Item 4.  Controls and Procedures                                                                    37

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                          38

   Item 4.  Submission of Matters to a Vote of Security Holders                                   38 - 39

   Item 6.  Exhibits and Reports on Form 8-K                                                      39 - 40

   Signatures                                                                                          41

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                                    March 31,     September 30,   March 31,
                                                                                       2004           2003           2003
                                                                                   ------------   ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $      143.3   $      142.1   $      149.2
     Short-term investments (at cost, which approximates fair value)                       10.0           50.0           45.0
     Accounts receivable (less allowances for doubtful accounts of
          $28.0, $14.8 and $20.1, respectively)                                           613.3          199.2          414.8
     Accrued utility revenues                                                              24.2            7.4           21.7
     Inventories                                                                          105.1          136.6           83.3
     Deferred income taxes                                                                 25.4           23.5           28.9
     Prepaid expenses and other current assets                                             55.6           28.6           40.7
                                                                                   ------------   ------------   ------------
        Total current assets                                                              976.9          587.4          783.6

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $852.6,  $805.2 and $765.8, respectively)                      1,884.8        1,336.8        1,279.3

Goodwill and excess reorganization value                                                1,171.6          671.5          653.5
Intangible assets (less accumulated amortization of
     $19.6, $16.4 and $12.8, respectively)                                                144.9           34.7           33.8
Utility regulatory assets                                                                  62.1           60.3           59.2
Other assets                                                                              118.6           90.6           91.1
                                                                                   ------------   ------------   ------------
        Total assets                                                               $    4,358.9   $    2,781.3   $    2,900.5
                                                                                   ============   ============   ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
     Current maturities of long-term debt                                          $       95.8   $       65.0   $      123.9
     Current maturities of UGI Utilities preferred shares subject to
        mandatory redemption, without par value                                             1.0              -              -
     AmeriGas Propane bank loans                                                            3.0              -              -
     UGI Utilities bank loans                                                              42.4           40.7           27.7
     Other bank loans                                                                      15.9           15.9            9.7
     Accounts payable                                                                     398.5          202.5          302.7
     Other current liabilities                                                            252.6          246.2          256.0
                                                                                   ------------   ------------   ------------
        Total current liabilities                                                         809.2          570.3          720.0

Long-term debt                                                                          1,609.7        1,158.5        1,133.3
Deferred income taxes                                                                     392.7          223.1          213.0
UGI Utilities preferred shares subject to
     mandatory redemption, without par value                                               19.0           20.0              -
Other noncurrent liabilities                                                              435.5          105.4           99.2
                                                                                   ------------   ------------   ------------
        Total liabilities                                                               3,266.1        2,077.3        2,165.5

Commitments and contingencies (note 9)

Minority interests                                                                        198.3          134.6          148.1

UGI Utilities preferred shares subject to
     mandatory redemption, without par value                                                  -              -           20.0

Common stockholders' equity:
     Common Stock, without par value (authorized - 150,000,000 shares;
        issued - 57,298,097, 49,798,097, 49,798,097 shares, respectively)                 815.4          582.4          554.2
     Retained earnings                                                                    172.4           90.9          122.7
     Accumulated other comprehensive income                                                11.4            4.7           10.1
     Notes receivable from employees                                                       (0.3)          (0.4)          (2.2)
                                                                                   ------------   ------------   ------------
                                                                                          998.9          677.6          684.8
     Treasury stock, at cost                                                             (104.4)        (108.2)        (117.9)
                                                                                   ------------   ------------   ------------
        Total common stockholders' equity                                                 894.5          569.4          566.9
                                                                                   ------------   ------------   ------------
        Total liabilities and stockholders' equity                                 $    4,358.9   $    2,781.3   $    2,900.5
                                                                                   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                                      Three Months Ended         Six Months Ended
                                                                            March 31,               March 31,
                                                                    -----------------------   -----------------------
                                                                       2004         2003         2004         2003
                                                                    ----------   ----------   ----------   ----------
Revenues                                                            $  1,316.6   $  1,135.9   $  2,210.3   $  1,875.8

Costs and expenses:
     Cost of sales                                                       914.4        754.9      1,511.4      1,208.0
     Operating and administrative expenses                               183.5        175.4        346.8        330.8
     Utility taxes other than income taxes                                 3.6          3.5          6.7          6.4
     Depreciation and amortization                                        28.4         25.4         55.8         49.6
     Other loss (income), net                                              5.1         (7.7)        (0.3)       (10.8)
                                                                    ----------   ----------   ----------   ----------
                                                                       1,135.0        951.5      1,920.4      1,584.0
                                                                    ----------   ----------   ----------   ----------

Operating income                                                         181.6        184.4        289.9        291.8
Income from equity investees                                               8.4          5.0         12.6          6.9
Loss on extinguishment of debt                                               -         (3.0)           -         (3.0)
Interest expense                                                         (26.7)       (27.1)       (53.4)       (55.3)
Minority interests in AmeriGas Partners                                  (55.6)       (44.8)       (78.3)       (65.3)
                                                                    ----------   ----------   ----------   ----------
Income before income taxes and subsidiary preferred
     stock dividends                                                     107.7        114.5        170.8        175.1
Income tax expense                                                       (40.6)       (44.3)       (64.9)       (67.8)
Dividends on UGI Utilities preferred shares subject to
     mandatory redemption                                                    -         (0.4)           -         (0.8)
                                                                    ----------   ----------   ----------   ----------
Net income                                                          $     67.1   $     69.8   $    105.9   $    106.5
                                                                    ==========   ==========   ==========   ==========

Earnings per common share:

     Basic                                                          $     1.51   $     1.66   $     2.43   $     2.55
                                                                    ==========   ==========   ==========   ==========
     Diluted                                                        $     1.48   $     1.62   $     2.37   $     2.49
                                                                    ==========   ==========   ==========   ==========

Average common shares outstanding:

     Basic                                                              44.299       41.958       43.566       41.822
                                                                    ==========   ==========   ==========   ==========
     Diluted                                                            45.310       42.990       44.625       42.790
                                                                    ==========   ==========   ==========   ==========

Dividends declared per common share                                 $    0.285   $    0.285   $    0.570   $    0.560
                                                                    ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                                    Six Months Ended
                                                                                        March 31,
                                                                           ----------------------------------
                                                                                2004                2003
                                                                           --------------      --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                            $        105.9      $        106.5
     Reconcile to net cash provided by operating activities:
          Depreciation and amortization                                              55.8                49.6
          Minority interests in AmeriGas Partners                                    78.3                65.3
          Deferred income taxes, net                                                  3.9                (7.9)
          Other, net                                                                 10.8                13.8
          Net change in:
             Accounts receivable and accrued utility revenues                      (272.9)             (282.1)
             Inventories                                                             52.9                26.4
             Deferred fuel costs                                                      3.4                34.3
             Accounts payable                                                        78.2               135.2
             Other current assets and liabilities                                   (12.1)                9.8
                                                                           --------------      --------------
       Net cash provided by operating activities                                    104.2               150.9
                                                                           --------------      --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                                 (50.2)              (51.1)
     Net proceeds from disposals of assets                                            3.9                 2.3
     Acquisitions of businesses, net of cash acquired                              (275.7)              (13.6)
     Short-term investments decrease (increase)                                      40.0               (45.0)
     Other, net                                                                       0.1                 1.6
                                                                           --------------      --------------
       Net cash used by investing activities                                       (281.9)             (105.8)
                                                                           --------------      --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Dividends on UGI Common Stock                                                  (24.4)              (23.4)
     Distributions on AmeriGas Partners publicly held Common Units                  (30.6)              (27.4)
     Issuance of long-term debt                                                         -                89.1
     Repayment of long-term debt                                                     (6.6)             (117.0)
     AmeriGas Propane bank loans increase (decrease)                                  3.0               (10.0)
     UGI Utilities bank loans increase (decrease)                                     1.7                (9.5)
     Other bank loans (decrease) increase                                            (0.9)                0.1
     Issuance of UGI Common Stock                                                   236.6                 8.2
                                                                           --------------      --------------
       Net cash provided (used) by financing activities                             178.8               (89.9)
                                                                           --------------      --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               0.1                (0.3)
                                                                           --------------      --------------
Cash and cash equivalents increase (decrease)                              $          1.2      $        (45.1)
                                                                           ==============      ==============
Cash and cash equivalents:
     End of period                                                         $        143.3      $        149.2
     Beginning of period                                                            142.1               194.3
                                                                           --------------      --------------
       Increase (decrease)                                                 $          1.2      $        (45.1)
                                                                           ==============      ==============

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

1.    BASIS OF PRESENTATION

      UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric utility, electricity generation, retail propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and joint-venture affiliates, UGI also distributes liquefied petroleum gases ("LPG") in France, Austria, the Czech Republic, Slovakia and China.

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

      We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At March 31, 2004, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 46.4% limited partner interest in AmeriGas Partners, and effective 47.9% and 47.8% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 52.6% interest in AmeriGas Partners comprises 27,848,268 publicly held Common Units representing limited partner interests.

      Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business primarily in the Eastern region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries and joint-venture affiliate Hunlock Creek Energy Ventures, own and operate interests in Pennsylvania-based electricity generation assets. Prior to their transfer to Energy Services in June 2003, UGID and its subsidiaries were wholly owned subsidiaries of UGI Utilities. Through other subsidiaries, Enterprises (1) owns and operates LPG distribution businesses in France ("Antargaz") and in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation, air-conditioning and refrigeration service business in the Middle Atlantic states ("HVAC"); and (3) participates in a propane joint-venture business in China.

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

      EARNINGS PER COMMON SHARE. On January 28, 2003, UGI's Board of Directors approved a 3-for-2 split of UGI's Common Stock. On April 1, 2003, UGI issued one additional common share for every two common shares outstanding to shareholders of record on February 28, 2003. Average shares outstanding, earnings per share and dividends declared per share for all periods presented are reflected on a post-split basis.

      Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                    Three Months Ended   Six Months Ended
                                                         March 31,            March 31,
                                                    ------------------  --------------------
                                                     2004        2003     2004         2003
                                                    ------      ------   ------       ------
Denominator (millions of shares):
     Average common shares
          outstanding for basic computation         44.299      41.958   43.566       41.822
     Incremental shares issuable for stock
          options and awards                         1.011       1.032    1.059        0.968
                                                    ------      ------   ------       ------
Average common shares outstanding for
     diluted computation                            45.310      42.990   44.625       42.790
                                                    ------      ------   ------       ------

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

      We recognized total stock and unit-based compensation expense of $2.4 million and $6.5 million in the three and six months ended March 31, 2004, respectively, and $4.8 million and $6.6 million in the three and six months ended March 31, 2003, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted earnings per share for the three and six months ended March 31, 2004 and 2003 would have been as follows:

                                                             Three Months Ended         Six Months Ended
                                                                 March 31,                  March 31,
                                                           -----------------------   -----------------------
                                                              2004         2003         2004         2003
                                                           ----------   ----------   ----------   ----------
Net income as reported                                     $     67.1   $     69.8   $    105.9   $    106.5
Add: Stock and unit-based employee
      compensation expense included in
      reported net income, net of related tax effects             1.4          2.9          3.9          4.0
Deduct: Total stock and unit-based
      employee compensation expense
      determined under the fair value method
      for all awards, net of related tax effects                 (1.8)        (3.1)        (4.4)        (4.4)
                                                           ----------   ----------   ----------   ----------
Pro forma net income                                       $     66.7   $     69.6   $    105.4   $    106.1
                                                           ----------   ----------   ----------   ----------

Basic earnings per share:
      As reported                                          $     1.51   $     1.66   $     2.43   $     2.55
      Pro forma                                            $     1.51   $     1.66   $     2.42   $     2.54

Diluted earnings per share:
      As reported                                          $     1.48   $     1.62   $     2.37   $     2.49
      Pro forma                                            $     1.47   $     1.62   $     2.36   $     2.48
                                                           ----------   ----------   ----------   ----------

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2004 and 2003:

                                                             Three Months Ended         Six Months Ended
                                                                 March 31,                  March 31,
                                                           -----------------------   -----------------------
                                                              2004         2003         2004         2003
                                                           ----------   ----------   ----------   ----------
Net income                                                 $     67.1   $     69.8   $    105.9   $    106.5
Other comprehensive (loss) income                                (4.2)        (1.4)         6.7          3.5
                                                           ----------   ----------   ----------   ----------
Comprehensive income                                       $     62.9   $     68.4   $    112.6   $    110.0
                                                           ----------   ----------   ----------   ----------

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

      UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

2.    COMMON STOCK ACTIVITY

      In March 2004, UGI Corporation sold 7.5 million shares of common stock in an underwritten public offering at a public offering price of $32.10 per share. The proceeds of the public offering totaling $230.2 million were used to fund a portion of the purchase price of the remaining ownership interests in AGZ Holding. During April 2004, the underwriters exercised a portion of their overallotment option for the purchase of an additional
      0.3 million shares.

3.    ACQUISITIONS

      On March 31, 2004 (the "Closing Date"), UGI, through its subsidiary, UGI Bordeaux Holding (as assignee of UGI France, Inc. ("UGI France")), completed its acquisition of the remaining outstanding 80.5% ownership interests of AGZ Holding, a French corporation and the parent company of Antargaz, a French corporation and a leading distributor of liquefied petroleum gases in France, pursuant to the terms of (i) a Share Purchase Agreement dated as of February 17, 2004, by and among UGI France, UGI, PAI partners, a French corporation ("PAI"), and certain officers, directors and managers of AGZ Holding and Antargaz and their affiliates, and (ii) that certain Medit Joinder Agreement dated February 20, 2004, by and among UGI France, UGI, Medit Mediterranea GPL, S.r.L., a company incorporated under the laws of Italy ("Medit"), and PAI. The acquisition of the remaining interests in AGZ Holding is consistent with our growth strategies and core competencies.

      The purchase price on the Closing Date of 261.8 million euros or $319.2 million (excluding transaction fees and expenses) is subject to post-closing working capital and net debt adjustments. UGI used $230.2 million of cash proceeds from its public offering of 7.5 million shares of its common stock in March 2004, and $89.0 million of available cash to fund the purchase price.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The acquisition of AGZ Holding has been accounted for as a step acquisition. UGI's initial 19.5% equity investment in AGZ Holding has been allocated to 19.5% of AGZ Holding's assets and liabilities at March 31, 2004. The amount by which the carrying value of UGI's equity investment exceeded the aforementioned allocation has been recorded as goodwill. The purchase price of the remaining 80.5% of AGZ Holding, including transaction fees and expenses, has been preliminarily allocated to the assets acquired and liabilities assumed, representing a revaluation of the portion not already owned by UGI, as follows:

Working capital                                                     $    122.2
Property, plant and equipment                                            483.5
Goodwill                                                                 390.8
Customer relationships (estimated useful life of eleven years)            74.3
Trademark and other intangible assets                                     18.1
Long-term debt                                                          (393.2)
Deferred income taxes                                                   (148.0)
Minority interests                                                       (11.1)
Other assets and liabilities                                            (212.1)
                                                                    ----------
Total                                                               $    324.5
                                                                    ==========

      The Company is currently in the process of completing the review and determination of the fair value of the portion of AGZ Holding's assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets. Accordingly, the allocation of the purchase price is subject to revision. The assets, liabilities and equity of AGZ Holding are included in our Condensed Consolidated Balance Sheet as of March 31, 2004. The operating results of AGZ Holding will be included in our consolidated results beginning April 1, 2004. The income from our initial 19.5% equity investment is included in our consolidated results for all periods presented in our Condensed Consolidated Statements of Income.

      The following table presents unaudited pro forma income statement and basic and diluted per share data for the three and six months ended March 31, 2004 and 2003 as if the acquisition of AGZ Holding had occurred as of the beginning of those periods:

                             Three Months Ended         Six Months Ended
                                 March 31,                  March 31,
                           -----------------------   -----------------------
                              2004         2003         2004         2003
                           ----------   ----------   ----------   ----------
Revenues                   $  1,569.6   $  1,421.5   $  2,639.4   $  2,371.5
Net income                      101.3         97.2        153.1        140.9

Earnings per share:
    Basic                  $     1.99   $     1.95   $     3.02   $     2.84
    Diluted                $     1.96   $     1.91   $     2.96   $     2.79

      The pro forma results of operations reflect AGZ Holding's historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing impact. The pro forma amounts are not necessarily indicative of the operating

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      results that would have occurred had the acquisition been completed as of the dates indicated, nor are they necessarily indicative of future operating results. The preliminary purchase price allocation was based upon currently available information and is subject to final adjustments. Accordingly, the actual adjustments to be recorded in connection with the final purchase price allocation may differ materially from the preliminary allocation.

      On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for total cash consideration of $31.0 million. In December 2003, AmeriGas OLP paid Horizon Propane a working capital adjustment of $0.1 million in accordance with the Asset Purchase Agreement. During its fiscal year ended June 30, 2003, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states. In addition, AmeriGas OLP completed several smaller acquisitions of retail propane businesses and HVAC acquired a heating, ventilation, air-conditioning and refrigeration business during the six months ended March 31, 2004. The pro forma effect of these transactions is not material.

4.    SEGMENT INFORMATION

      We have organized our business units into five reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Utility; (4) Energy Services (comprising Energy Services' gas marketing business and UGID's electricity generation business); and (5) an international propane segment comprising Antargaz, FLAGA and our international propane equity investment ("International Propane"). As discussed in Note 3, the preliminary purchase price allocation of AGZ Holding is included in the balance sheet segment information.

      Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. Under the realignment, the operating results of UGID have been combined with those of Energy Services rather than with UGI Utilities' Electric Utility as in prior periods. We have restated our segment data for the three and six months ended and as of March 31, 2003 to be consistent with current period presentation.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

4.    SEGMENT INFORMATION (CONTINUED)

Three Months Ended March 31, 2004:

                                                                                 Reportable Segments
                                                              ---------------------------------------------------------
                                                              AmeriGas       Gas   Electric     Energy    International   Corporate
                                           Total     Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                         --------   -------   --------   -------   --------   ----------  -------------  ----------
Revenues                                 $1,316.6   $  (0.7)  $  687.7   $ 243.5   $   24.7   $    328.8   $     18.6    $     14.0
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Cost of sales                            $  914.4   $     -   $  405.2   $ 165.0   $   11.5   $    315.3   $      9.3    $      8.1
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Segment profit:
    Operating income (loss)              $  181.6   $     -   $  127.2   $  46.5   $    6.8   $      7.5   $     (6.3)   $     (0.1)
    Income from equity investees              8.4         -        0.7         -          -            -          7.7             -
    Interest expense                        (26.7)        -      (21.2)     (3.9)      (0.5)           -         (1.0)         (0.1)
    Minority interests in AmeriGas
       Partners                             (55.6)               (55.6)
                                         --------   -------   --------   -------   --------   ----------   ----------    ----------
    Income before income taxes           $  107.7   $     -   $   51.1   $  42.6   $    6.3   $      7.5   $      0.4    $     (0.2)
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========
    Depreciation and amortization        $   28.4   $     -   $   19.8   $  5.1   $     1.0   $      1.0   $      1.2    $      0.3
    Partnership EBITDA (b)                                    $  146.6

Segment assets (at period end)           $4,358.9   $(352.5)  $1,594.9   $ 763.2   $   89.0   $    217.6   $  1,635.1    $    411.6
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Investments in equity investees
  (at period end)                        $   15.1   $     -   $    3.5   $     -   $      -   $      8.7   $      2.9    $        -
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Goodwill and excess reorganization
  value (at period end)                  $1,171.6   $     -   $  605.7   $     -   $      -   $      2.8   $    557.9    $      5.2
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Three Months Ended March 31, 2003:

                                                                                 Reportable Segments
                                                              ---------------------------------------------------------
                                                              AmeriGas       Gas   Electric     Energy    International   Corporate
                                           Total     Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                         --------   -------   --------   -------   --------   ----------  -------------  ----------
Revenues                                 $1,135.9   $  (0.6)  $  625.6   $ 239.9   $   24.7   $    217.2   $     18.1    $     11.0
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Cost of sales                            $  754.9   $    -    $  360.6   $ 159.0   $   11.7   $    207.3   $     10.3    $      6.0
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========
Segment profit:
    Operating income                     $  184.4   $    -    $  115.6   $  55.1   $    6.5   $      5.9   $      1.3    $        -
    Income (loss) from equity investees       5.0        -       (0.1)         -          -            -          5.1             -
    Loss on extinguishment of debt           (3.0)       -       (3.0)         -          -            -            -             -
    Interest expense                        (27.1)       -      (21.8)      (3.5)      (0.7)           -         (1.0)         (0.1)
    Minority interests in AmeriGas                                                                     -                          -
       Partners                             (44.8)       -      (44.8)         -          -
                                         --------   ------    --------   -------   --------   ----------   ----------    ----------
    Income before income taxes           $  114.5   $    -    $   45.9   $  51.6   $    5.8   $      5.9   $      5.4    $     (0.1)
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========
    Depreciation and amortization        $   25.4   $    -    $   18.6   $   4.6   $    0.7   $      0.3   $      0.9    $      0.3
    Partnership EBITDA (b)                                    $  129.9

Segment assets (at period end)           $2,900.5   $(43.7)   $1,580.9   $ 744.9   $   91.0   $    168.6   $    162.1    $    196.7
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========

Investments in equity investees
  (at period end)                        $   46.1   $    -    $    3.5   $     -   $      -   $     11.4   $     31.2    $        -
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========

Goodwill and excess reorganization
  value (at period end)                  $  653.5   $    -    $  590.3   $     -   $      -   $        -   $     58.7    $      4.5
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========

(a) Corporate & Other results of operations principally comprise UGI Enterprises' HVAC operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan.

(b) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

   Three months ended March 31,                 2004                2003
   ----------------------------            --------------      --------------
Partnership EBITDA                         $        146.6      $        129.9
Depreciation and amortization (i)                   (19.8)              (18.4)
Minority interests (ii)                               1.1                 1.0
(Income) loss from equity investees                  (0.7)                0.1
Loss on extinguishment of debt                          -                 3.0
                                           --------------      --------------
Operating income                           $        127.2      $        115.6
                                           ==============      ==============

(i) Excludes General Partner depreciation and amortization of $0.2 in the three months ended March 31, 2003.

(ii) Principally represents the General Partner's 1.01% interest in AmeriGas
OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

4.    SEGMENT INFORMATION (CONTINUED)

Six Months Ended March 31, 2004:

                                                                              Reportable Segments
                                                          ---------------------------------------------------------
                                                          AmeriGas       Gas   Electric     Energy    International   Corporate
                                      Total      Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                     -------    -------   --------   -------   --------   ----------  -------------  ----------
Revenues                             $2,210.3   $  (1.3)  $1,147.9   $ 392.8   $   46.1   $    561.7  $        34.4  $     28.7
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Cost of sales                        $1,511.4   $     -   $  659.7   $ 260.1   $   22.0   $    536.0  $        16.9  $     16.7
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Segment profit:
     Operating income (loss)         $  289.9   $     -   $  192.8   $  75.9   $   11.3   $     13.8  $        (4.5) $      0.6
     Income from equity investees        12.6         -        0.7         -          -            -           11.9           -
     Interest expense                   (53.4)        -      (42.3)     (8.0)      (1.0)           -           (1.9)       (0.2)
     Minority interests in
        AmeriGas Partners               (78.3)        -      (78.3)        -          -            -              -           -
                                     --------   -------   --------   -------   --------   ----------  -------------  ----------
     Income before income taxes      $  170.8   $     -   $   72.9   $  67.9   $   10.3   $     13.8  $         5.5  $      0.4
                                     ========   =======   ========   =======   ========   ==========  =============  ==========
     Depreciation and amortization   $   55.8   $     -   $   39.5   $   9.7   $    1.7   $      2.0  $         2.3  $      0.6
     Partnership EBITDA (b)                               $  231.2

Segment assets (at period end)       $4,358.9   $(352.5)  $1,594.9   $ 763.2   $   89.0   $    217.6  $     1,635.1  $    411.6
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Investments in equity investees
   (at period end)                   $   15.1   $     -   $    3.5   $     -   $      -   $      8.7  $         2.9  $        -
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Goodwill and excess reorganization
   value (at period end)             $1,171.6   $     -   $  605.7   $     -   $      -   $      2.8  $       557.9  $      5.2
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Six Months Ended March 31, 2003:

                                                                              Reportable Segments
                                                         ---------------------------------------------------------
                                                         AmeriGas       Gas   Electric     Energy    International   Corporate
                                      Total     Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                     --------   ------   --------   -------   --------   ----------  -------------  ----------

Revenues                             $1,875.8   $ (1.2)  $1,070.6   $ 385.0   $   46.2   $    322.1  $        32.4  $     20.7
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Cost of sales                        $1,208.0   $    -   $  604.0   $ 247.4   $   21.6   $    305.4  $        18.6  $     11.0
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Segment profit:
     Operating income                $  291.8   $    -   $  179.8   $  88.6   $   12.1   $      9.8  $         1.6  $     (0.1)
     Income from equity investees         6.9        -        0.1         -          -            -            6.8           -
     Loss on extinguishment of debt      (3.0)       -       (3.0)        -          -            -              -           -
     Interest expense                   (55.3)       -      (44.5)     (7.2)      (1.3)           -           (2.1)       (0.2)
     Minority interests in AmeriGas
        Partners                        (65.3)       -      (65.3)        -          -            -              -           -
                                     --------   ------   --------   -------   --------   ----------  -------------  ----------
     Income before income taxes      $  175.1   $    -   $   67.1   $  81.4   $   10.8   $      9.8  $         6.3  $     (0.3)

                                     ========   ======   ========   =======   ========   ==========  =============  ==========
     Depreciation and amortization   $   49.6   $    -   $   36.1   $   9.1   $    1.5   $      0.6  $         1.8  $      0.5
     Partnership EBITDA (b)                              $  211.2

Segment assets (at period end)       $2,900.5   $(43.7)  $1,580.9   $ 744.9   $   91.0   $    168.6  $       162.1  $    196.7
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Investments in equity investees
   (at period end)                   $   46.1   $    -   $    3.5   $     -   $      -   $     11.4  $        31.2  $        -
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Goodwill and excess reorganization
   value (at period end)             $  653.5   $    -   $  590.3   $     -   $     -    $        -  $        58.7  $      4.5
                                     ========   ======   ========   =======   =======    ==========  =============  ==========

(a) Corporate & Other results of operations principally comprise UGI Enterprises' HVAC operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan.

(b) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

   Six months ended March 31,         2004      2003
   --------------------------       -------   -------
Partnership EBITDA                  $ 231.2   $ 211.2
Depreciation and amortization (i)     (39.5)    (35.9)
Minority interests (ii)                 1.8       1.6
Income from equity investees           (0.7)     (0.1)
Loss on extinguishment of debt            -       3.0
                                    -------   -------
Operating income                    $ 192.8   $ 179.8
                                    =======   =======

(i) Excludes General Partner depreciation and amortization of $0.2 in the six months ended March 31, 2003.

(ii) Principally represents the General Partner's 1.01% interest in AmeriGas
OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

5.    INTANGIBLE ASSETS

      The Company's intangible assets comprise the following:

                                                                    March 31,         September 30,
                                                                      2004                2003
                                                                 --------------      --------------
Not subject to amortization:
      Goodwill                                                   $      1,078.3      $        578.2
      Excess reorganization value                                          93.3                93.3
                                                                 --------------      --------------
                                                                 $      1,171.6      $        671.5
                                                                 --------------      --------------
Other intangible assets:
      Customer relationships, noncompete
           agreements and other                                  $        143.2      $         51.1
      Trademark (not subject to amortization)                              21.3                   -
                                                                 --------------      --------------
           Gross carrying amount                                          164.5                51.1
                                                                 --------------      --------------
           Accumulated amortization                                       (19.6)              (16.4)
                                                                 --------------      --------------
                                                                 $        144.9      $         34.7
                                                                 ==============      ==============

      The increase in intangible assets during the six months ended March 31, 2004 principally reflects the acquisitions of AGZ Holding and Horizon Propane. The allocation of AGZ Holding's purchase price to goodwill, customer list, trademark and other intangible assets is preliminary and is subject to revision. Amortization expense of intangible assets was $1.5 million and $3.2 million for the three and six months ended March 31, 2004, respectively and $1.4 million and $2.5 million for the three and six months ended March 31, 2003, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2004 - $10.1 million; Fiscal 2005 - $13.2 million; Fiscal 2006 - $12.7 million; Fiscal 2007 - $12.0 million; Fiscal 2008 - $11.7 million.

6.    ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

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

      During the three and six months ended March 31, 2004 Energy Services sold trade receivables totaling $325.7 million and $543.0 million, respectively, to ESFC. During the three months ended March 31, 2004, ESFC sold an aggregate $129 million of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2004, the outstanding balance of ESFC trade receivables was $90.2 million which amount is net of $12 million in trade receivables sold to the commercial paper conduit.

      In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires on September 13, 2004.

7.    DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). As required by SFAS 132, the Company is providing the following supplemental disclosures regarding its defined benefit pension plans and its postretirement health and life insurance plans.

      We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements, and postretirement life insurance benefits to nearly all domestic active and retired employees. Net periodic expense (income) and other postretirement benefit costs include the following components:

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                                                              Other
                                                              Pension Benefits       Postretirements Benefits
                                                             Three Months Ended         Three Months Ended
                                                                  March 31,                 March 31,
                                                           -----------------------   -----------------------
                                                              2004         2003         2004         2003
                                                           ----------   ----------   ----------   ----------
Service cost                                               $      1.2   $      1.1   $        -   $       -
Interest cost                                                     3.2          3.2          0.4          0.4
Expected return on assets                                        (4.3)        (4.5)        (0.1)        (0.1)
Amortization of:
          Transition (asset) obligation                          (0.3)        (0.4)         0.2          0.2
          Prior service cost                                      0.2          0.2            -            -
          Actuarial (gain) loss                                   0.3          0.1          0.1            -
                                                           ----------   ----------   ----------   ----------
Net benefit cost (income)                                         0.3         (0.3)         0.6          0.5
Change in regulatory assets
          and liabilities                                           -            -          0.3          0.3
                                                           ----------   ----------   ----------   ----------
Net expense (income)                                       $      0.3   $     (0.3)  $      0.9   $      0.8
                                                           ----------   ----------   ----------   ----------

                                                                                              Other
                                                              Pension Benefits       Postretirements Benefits
                                                              Six Months Ended           Six Months Ended
                                                                  March 31,                 March 31,
                                                           -----------------------   -----------------------
                                                              2004         2003         2004         2003
                                                           ----------   ----------   ----------   ----------
Service cost                                               $      2.5   $      2.3   $      0.1   $      0.1
Interest cost                                                     6.5          6.5          0.7          0.9
Expected return on assets                                        (8.7)        (9.0)        (0.2)        (0.2)
Amortization of:
          Transition (asset) obligation                          (0.7)        (0.8)         0.3          0.5
          Prior service cost                                      0.3          0.3            -            -
          Actuarial (gain) loss                                   0.6          0.1          0.1          0.1
                                                           ----------   ----------   ----------   ----------
Net benefit cost (income)                                         0.5         (0.6)         1.0          1.4
Change in regulatory assets
          and liabilities                                           -            -          0.5          0.5
                                                           ----------   ----------   ----------   ----------
Net expense (income)                                       $      0.5   $     (0.6)  $      1.5   $      1.9
                                                           ----------   ----------   ----------   ----------

      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ended September 30, 2004. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. UGI Utilities expects to contribute approximately $2.3 million to the VEBA during the year ended September 30, 2004, subject to the actuarial impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (as more fully described in Note 10 to Condensed Consolidated Financial Statements). Through March 31, 2004, UGI Utilities has made contributions of approximately $1.2 million to the VEBA.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The net benefit cost of our unfunded and non-qualified supplemental executive retirement plans includes the following components:


                                      Three Months Ended             Six Months Ended
                                           March 31,                    March 31,
                                 ---------------------------   ---------------------------
                                     2004           2003           2004           2003
                                 ------------   ------------   ------------   ------------
Service cost                     $        0.1   $        0.1   $        0.2   $        0.1
Interest cost                             0.2            0.1            0.3            0.3
Amortization of:
   Transition obligation                    -              -            0.1            0.1
   Prior service cost                       -              -              -              -
   Actuarial loss                         0.1            0.1            0.2            0.1
                                 ------------   ------------   ------------   ------------
Net benefit cost                 $        0.4   $        0.3   $        0.8   $        0.6
                                 ------------   ------------   ------------   ------------

8.    LONG-TERM DEBT

      In conjunction with the acquisition of the remaining interests in AGZ Holding, $452.7 million of long-term debt has been reflected in our Condensed Consolidated Balance Sheet at March 31, 2004.

      In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2004, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011, at an effective interest rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

      On December 3, 2002, AmeriGas Partners issued $88 million face amount of 8.875% Senior Notes due 2011 at an effective interest rate of 8.30%. The proceeds, net of underwriters' fees, of $89.1 million were used on January 6, 2003 to redeem prior to maturity AmeriGas Partners' $85 million face amount of 10.125% Senior Notes due 2007 at a redemption price of 102.25%, plus accrued interest. The Partnership recognized a loss of $3.0 million in the quarter ended March 31, 2003 related to the redemption premium and other associated costs and expenses.

9.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of nonpropane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $13 million at March 31, 2004. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. In May 2001, Petrolane filed a declaratory judgment action in the Delaware Chancery Court seeking confirmation of Texas Eastern's indemnification obligations and judicial supervision of Texas Eastern's dissolution to ensure that its indemnification obligations to Petrolane are paid or adequately provided for in accordance with law. Those proceedings are pending. Pursuant to a Liquidation and Winding Up Agreement dated September 17, 2002, PanEnergy

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2004, the potential amount payable under this indemnity by the Company Parties was approximately $63 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

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

      In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. The City believes that it could cost as much as $50 million to clean up the river. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

      By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8.0 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

      AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities' operated the MGP in the early 1900's. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has stated an intention

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      to make a claim against UGI Utilities for a share of these costs. UGI Utilities believes that it will have substantial defenses to any action that may arise out of this site.

      On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. In November 2003, the court granted UGI Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of UGI Utilities' former subsidiaries and dismissing claims premised on UGI Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. The court reserved decision on the remaining theory of liability, that UGI Utilities was a direct operator of the remaining MGPs. In March 2004, the court granted summary judgment on the remaining claims and dismissed ConEd's complaint. ConEd has appealed.

      Antargaz has filed suit against the French tax authorities in connection with the assessment of business tax related to the tax treatment of Antargaz owned tanks at customer locations used to store LPG. Antargaz has recorded a liability for the business tax relating to tanks for the period from January 1, 1997 through March 31, 2004 of approximately 25.4 million euros ($31.2 million). Elf Antar France, now Total France, and Elf Aquitaine, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the business tax related to its tanks for the period from January 1, 1997 through December 31, 2000. As of March 31, 2004, the indemnity from the former owners represents approximately 9.4 million euros ($11.6 million) of the business tax liability. In March 2004, the local court rendered a decision against Antargaz which resulted in a 1.7 million euros ($2.1 million) assessment by the tax assessor relating to the business tax at certain sites in the pending suit. Antargaz paid this assessment and was fully reimbursed in April 2004 for this assessment pursuant to the indemnity agreement.

      In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

10.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Company has not created or obtained any variable interest entities after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

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

      The Company provides postretirement health care benefits principally to certain of UGI Utilities' retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders previously issued by the PUC, UGI Utilities has established a VEBA trust to fund UGI Utilities' postretirement benefit obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

      We have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued, in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). Therefore, the Condensed Consolidated Financial Statements and accompanying footnotes do not reflect the effects of the Act. Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

                        UGI CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Information contained in this Financial Review and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, oil, electricity, and natural gas and the capacity to transport them to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting any increase in revenues; (6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and propane including liability in excess of insurance coverage; (11) political, regulatory and economic conditions in the United States and in foreign countries; (12) interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; (13) reduced distributions from subsidiaries; and
(14) the timing and success of the Company's efforts to develop new business opportunities.

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

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2004 ("2004 three-month period") with the three months ended March 31, 2003 ("2003 three-month period") and (2) the six months ended March 31, 2004 ("2004 six-month period") with the six months ended March 31, 2003 ("2003 six-month period"). Effective October 1, 2003, our Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2003 three-month period and 2003 six-month period have been restated to conform to the current period presentation. Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the Condensed Consolidated Financial Statements.

                                           Three Months Ended      Six Months Ended
                                                March 31,              March 31,
                                           ------------------    --------------------
                                            2004        2003      2004          2003
                                           ------      ------    ------        ------
                                                      (millions of dollars)
Net income (loss):
       AmeriGas Propane (a)                $ 30.8      $ 27.7    $ 43.7        $ 40.4
       Gas Utility                           25.6        30.5      40.8          48.1
       Electric Utility                       3.4         3.3       5.8           6.2
       Energy Services (b)                    4.3         3.5       8.0           5.8
       International Propane                  2.9         5.4       7.7           6.6
       Corporate & Other                      0.1        (0.6)     (0.1)         (0.6)
                                           ------      ------    ------        ------
               Total net income            $ 67.1      $ 69.8    $105.9        $106.5
                                           ------      ------    ------        ------

(a)   Amounts are net of minority interests in AmeriGas Partners, L.P.

(b) Effective October 1, 2003, the Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2003 three- and six-month periods have been restated to conform to the current period presentation.

Net income of $67.1 million for the 2004 three-month period was lower than the $69.8 million for the 2003 three-month period as a result of (1) weather that was warmer than the prior year in all of our operating territories, (2) increased operating and administrative expense in our Gas Utility, (3) lower average unit margins from seasonal margin realization in our gas marketing business, and (4) a loss on settlement of contracts for the forward purchase of euros in connection with the purchase of the remaining 80.5% ownership interests that we did not already own in AGZ Holding, the parent company of French LPG distributor, Antargaz. The negative impact of the forgoing issues was substantially offset by (1) the increased retail volume in AmeriGas Propane primarily due to the acquisition in October 2003 of Horizon Propane, (2) the acquisition by UGID of an additional 4.9% interest in the Conemaugh electricity generation station, (3) the acquisition by Energy Services of the gas marketing business of TXU Energy Retail Company, L.P., and (4) an increase in the income from equity investees, principally Antargaz.

Average diluted shares outstanding were 5.4% higher for the 2004 three-month quarter reflecting a common share issuance in March 2004 to fund a portion of the purchase price of AGZ Holding and the dilutive effect of common stock options.

                        UGI CORPORATION AND SUBSIDIARIES

For the 2004 six-month period, net income was lower than the 2003 six-month period for the reasons stated above as well as weather that was warmer than the first fiscal quarter of 2003 in our utility businesses.

As we look ahead to the remainder of fiscal 2004, our results of operations will include the consolidated results of operations of Antargaz beginning April 1, 2004. We are expecting Antargaz to experience a seasonal loss during the spring and summer months of April through September. UGI expects earnings for the fiscal year ending September 30, 2004 to be within the range of $2.10 to $2.20 per diluted share which includes the dilutive effect of the 7.8 million shares issued in connection with the acquisition of AGZ Holding and the seasonal loss of Antargaz. Certain factors beyond our control could affect our results of operations, including, but not limited to, changes in commodity prices, prolonged unfavorable weather conditions, and fluctuations in value of the euro versus the dollar.

                        UGI CORPORATION AND SUBSIDIARIES

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

                                                                                 Increase
Three months ended March 31,                       2004         2003            (Decrease)
----------------------------                      ------       ------        ------------------
(Millions of dollars)

AMERIGAS PROPANE:
Revenues                                          $687.7       $625.6        $ 62.1        9.9%
Total margin (a)                                  $282.5       $265.0        $ 17.5        6.6%
Partnership EBITDA (b)                            $146.6       $129.9        $ 16.7       12.9%
Operating income                                  $127.2       $115.6        $ 11.6       10.0%
Retail gallons sold (millions)                     403.9        393.4          10.5        2.7%
Degree days - % colder (warmer)
     than normal (c)                                (1.5)%        1.0%            -          -

GAS UTILITY:
Revenues                                          $243.5       $239.9        $  3.6        1.5%
Total margin (a)                                  $ 78.5       $ 80.9        $ (2.4)      (3.0)%
Operating income                                  $ 46.5       $ 55.1        $ (8.6)     (15.6)%
Income before income taxes                        $ 42.6       $ 51.6        $ (9.0)     (17.4)%
System throughput -
     billions of cubic feet ("bcf")                 31.2         32.4          (1.2)      (3.7)%
Degree days - % colder
     than normal                                     2.7%         7.9%            -          -

ELECTRIC UTILITY (d):
Revenues                                          $ 24.7       $ 24.7        $    -    $     -
Total margin (a)                                  $ 11.9       $ 11.7        $  0.2        1.7%
Operating income                                  $  6.8       $  6.5        $  0.3        4.6%
Income before income taxes                        $  6.3       $  5.8        $  0.5        8.6%
Distribution sales - millions of
     kilowatt hours ("gwh")                        282.2        281.1           1.1        0.4%

ENERGY SERVICES (d):
Revenues                                          $328.8       $217.2        $111.6       51.4%
Total margin (a)                                  $ 13.5       $  9.9        $  3.6       36.4%
Income before income taxes                        $  7.5       $  5.9        $  1.6       27.1%

INTERNATIONAL PROPANE:
Revenues                                          $ 18.6       $ 18.1        $  0.5        2.8%
Total margin (a)                                  $  9.3       $  7.8        $  1.5       19.2%
Operating (loss) income                           $ (6.3)      $  1.3        $ (7.6)       n.m.
Income from equity investees                      $  7.7       $  5.1        $  2.6       51.0%
Income before income taxes                        $  0.4       $  5.4        $ (5.0)    (92.6)%

n.m.- not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.3 million in each of the three-month periods ended March 31, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see
      Note 4 to the Condensed Consolidated Financial Statements).

                        UGI CORPORATION AND SUBSIDIARIES

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

(d) Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. Under the realignment, the operating results of UGID's electricity generation business are combined with Energy Services rather than combined with UGI Utilities' Electric Utility (see Note 4 to the Condensed Consolidated Financial Statements).

AMERIGAS PROPANE. Weather based upon heating degree days was 1.5% warmer than normal during the 2004 three-month period compared to weather that was 1.0% colder than normal in the prior-year three-month period. Retail propane volumes sold increased 10.5 million gallons in the 2004 three-month period due primarily to the October 2003 Horizon Propane acquisition partially offset by the continuing effects of the weakened economy on commercial and industrial customers. Low margin wholesale volumes increased 16.9 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $41.8 million reflecting (1) a $27.6 million increase due to higher average selling prices and (2) a $14.2 million increase due to the higher retail volumes sold. Wholesale propane revenues increased $17.3 million reflecting (1) an $11.2 million increase due to the higher volumes sold and (2) a $6.1 million increase due to higher average selling prices. Selling prices in the 2004 three-month period were higher than in the prior-year three-month period as the industry continues to experience high propane product costs resulting from, among other things, higher crude oil and natural gas prices. Total cost of sales increased $44.5 million primarily reflecting the increase in volumes sold and higher propane product costs.

Total margin increased $17.5 million principally due to higher average retail propane unit margins and the higher retail volumes sold. The benefits of derivative hedge instruments and favorable supply arrangements during this period of escalating product costs and market volatility resulted in the Partnership recording higher than normal unit margins while maintaining competitive prices.

Partnership EBITDA increased $16.7 million in the 2004 three-month period reflecting (1) the previously mentioned increase in total margin, (2) the absence of a $3.0 million loss on extinguishment of long-term debt that occurred in the 2003 three-month period, and (3) a $1.6 million increase in other income. These increases were partially offset by a $5.5 million increase in operating and administrative expenses principally due to higher employee payroll and overtime expenses related to the increased volumes associated with the Horizon Propane acquisition. These increases were partially offset by the beneficial effects on operating expenses from the management realignment completed in late Fiscal 2003 which streamlined business processes, eliminated duplication and reduced overhead expenses. Operating income in the 2004 three-month period increased less than the increase in Partnership EBITDA due to higher depreciation and amortization expense associated with recent acquisitions and the absence of the previously mentioned loss on extinguishment of long-term debt.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 three-month period was 2.7% colder than normal compared with weather that was 7.9% colder than normal in the 2003 three-month period. Total distribution system throughput decreased 1.2 bcf or 3.7% as lower volumes transported for residential, commercial and industrial delivery service customers and lower heating-related sales to firm- residential, commercial and industrial ("retail core-market") customers were partially offset by the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during the 2004 three-month period reflects greater revenues from retail core-market customers principally as a result of higher average purchased gas cost ("PGC") rates partially offset by lower revenues from delivery service customers and a decrease in revenues from off-system sales. Gas Utility cost of gas was $165.0 million in the 2004 three-month period compared to $159.0 million in the 2003

                        UGI CORPORATION AND SUBSIDIARIES

three-month period reflecting the previously mentioned higher average PGC rates partially offset by the effects of the lower retail core-market and off-system sales.

The decline in Gas Utility total margin reflects a $1.6 million decline in residential, commercial and industrial delivery service total margin resulting from lower volumes transported and, to a lesser extent, lower retail core-market total margin resulting from the decline in retail core-market sales.

Gas Utility operating income declined $8.6 million in the 2004 three-month period principally reflecting the previously mentioned decline in total margin, lower other income, and slightly higher operating and administrative expenses. Other income declined $ 4.9 million due in large part to a $2.7 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses include, among other things, an increase in provisions for injuries and damages claims and higher pension costs partially offset by lower stock-based incentive compensation costs. The decrease in Gas Utility income before income taxes reflects the previously mentioned decline in operating income and higher interest expense in the 2004 three-month period as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").

ELECTRIC UTILITY. Electric Utility's 2004 three-month period kilowatt-hour sales and revenues were essentially equal with the prior-year period on weather that was 1.2% warmer than in the prior-year period. Electric Utility's cost of sales decreased $0.2 million reflecting slightly lower per-unit purchased power costs.

Electric Utility total margin in the 2004 three-month period increased $0.2 million principally as a result of the previously mentioned lower purchased power costs. Operating income and income before income taxes were higher in the 2004 three-month period principally reflecting the increase in total margin and lower operating and administrative expenses.

ENERGY SERVICES. The increase in Energy Services revenues in the 2004 three-month period resulted primarily from (1) a more than 35% increase in natural gas volumes sold due in large part to the March 2003 acquisition of the northeastern U.S. gas marketing business of TXU Energy Retail Company, L.P., a subsidiary of TXU Energy (the "TXU Energy Acquisition"), and to a lesser extent customer growth, and (2) the effects of UGID's June 2003 purchase of an additional 4.9% (83 megawatt) interest in the Conemaugh electricity generation station ("Conemaugh"). Notwithstanding the significant increase in natural gas volumes sold, total margin from Energy Services' gas marketing business increased only $0.5 million in the 2004 three-month period principally due to lower average unit margins reflecting a greater proportion of annual fixed-price customer contracts. Under these contracts, customers pay an average fixed price for the natural gas they purchase throughout the year. Although the unit margin and the total margin to be earned over the term of these contracts is fixed, margin realization is seasonal because gas costs are higher, and unit margins lower, during the peak heating season months of late fall and winter, while gas costs are lower, and unit margins higher, during the late spring and summer months. Total margin from UGID's electricity generation business increased $3.1 million reflecting the additional interest in Conemaugh.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses resulting from the purchase of the additional interest in Conemaugh and the TXU Energy Acquisition.

                        UGI CORPORATION AND SUBSIDIARIES

INTERNATIONAL PROPANE. FLAGA's revenues increased $0.5 million primarily reflecting the currency translation effects of a stronger euro and, to a lesser extent, higher average selling prices partially offset by a 6.5% decline in volumes sold. Volumes were lower in the 2004 three-month period principally due to the effects of customer conversion to natural gas in the bulk heating market, weather that was 3.6% warmer than in the prior-year three-month period and price competition in the autogas market. The increase in the 2004 three-month period total margin reflects the translation effects of the stronger euro and higher base-currency total margin. The $7.6 million decrease in International Propane operating income reflects (1) a loss of $9.1 million recorded in other income resulting from the effects of an adverse change in the value of the euro versus the dollar on the settlement of contracts for the forward purchase of euros used to fund the AGZ Holding acquisition and (2) a $1.4 million increase in FLAGA operating income which was substantially the result of higher base-currency total margin, lower base-currency operating and administrative expenses, and the translation effects of a stronger euro.

The increase in the 2004 three-month period earnings from our equity investees is principally the result of higher income from AGZ Holding, the parent company of Antargaz, reflecting the favorable base-currency results and the effects of a stronger euro than in the prior-year three-month period. Antargaz' total margin increased as a result of higher unit-margins on lower volumes sold. In addition, Antargaz' operating results benefited from lower interest expense.

The decrease in International Propane income before income taxes reflects the combined increase in FLAGA operating income and in our income from equity investees offset by the previously mentioned loss on the forward purchase contracts. International Propane results will include Antargaz' results of operations on a consolidated basis beginning April 1, 2004.

                        UGI CORPORATION AND SUBSIDIARIES

2004 SIX-MONTH PERIOD COMPARED WITH 2003 SIX-MONTH PERIOD

                                                                    Increase
Six months ended March 31,              2004         2003           (Decrease)
----------------------------------    --------     --------    ----------------
(Millions of dollars)

AMERIGAS PROPANE:
Revenues                              $1,147.9     $1,070.6    $   77.3       7.2%
Total margin (a)                      $  488.2     $  466.6    $   21.6       4.6%
Partnership EBITDA                    $  231.2     $  211.2    $   20.0       9.5%
Operating income                      $  192.8     $  179.8    $   13.0       7.2%
Retail gallons sold (millions)           708.4        717.6        (9.2)     (1.3)%
Degree days - % colder (warmer)
     than normal                          (4.1)%        1.1%          -         -

GAS UTILITY:
Revenues                              $  392.8     $  385.0    $    7.8       2.0%
Total margin (a)                      $  132.7     $  137.6    $   (4.9)     (3.6)%
Operating income                      $   75.9     $   88.6    $  (12.7)    (14.3)%
Income before income taxes            $   67.9     $   81.4    $  (13.5)    (16.6)%
System throughput -
     billions of cubic feet ("bcf")       54.5         55.7        (1.2)     (2.2)%
Degree days - % colder
     than normal                           0.0%         7.3%          -         -

ELECTRIC UTILITY:
Revenues                              $   46.1     $   46.2    $   (0.1)     (0.2)%
Total margin (a)                      $   21.6     $   22.0    $   (0.4)     (1.8)%
Operating income                      $   11.3     $   12.1    $   (0.8)     (6.6)%
Income before income taxes            $   10.3     $   10.8    $   (0.5)     (4.6)%
Distribution sales - millions of
     kilowatt hours ("gwh")              525.7        525.5         0.2         -

ENERGY SERVICES:
Revenues                              $  561.7     $  322.1    $  239.6      74.4%
Total margin (a)                      $   25.7     $   16.7    $    9.0      53.9%
Income before income taxes            $   13.8     $    9.8    $    4.0      40.8%

INTERNATIONAL PROPANE:
Revenues                              $   34.4     $   32.4    $    2.0       6.2%
Total margin (a)                      $   17.5     $   13.8    $    3.7      26.8%
Operating income (loss)               $   (4.5)    $    1.6    $   (6.1)     n.m.
Income from equity investees          $   11.9     $    6.8    $    5.1      75.0%
Income before income taxes            $    5.5     $    6.3    $   (0.8)    (12.7)%

n.m. - not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.5 million in the 2004 six-month period and $2.6 million in the 2003 six-month period. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

AMERIGAS PROPANE. Based upon heating degree day data, temperatures in the 2004 six-month period were 4.1% warmer than normal compared to temperatures that were 1.1% colder than normal in the prior-year six-month period. Notwithstanding volume growth from acquisitions, retail propane volumes sold decreased 9.2 million gallons in the 2004 six-month period due principally to the effects of continuing economic weakness on commercial and industrial customer sales volumes and the warmer weather in the 2004 six-month period. Low margin wholesale volumes decreased 21.7 million gallons primarily reflecting the effects of product cost hedging activities.

                        UGI CORPORATION AND SUBSIDIARIES

Retail propane revenues increased $67.9 million reflecting a $79.5 million increase due to higher average selling prices partially offset by an $11.6 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $3.8 million as a $16.8 million increase due to higher average selling prices was partially offset by a $13.0 million decrease due to the lower volumes sold. Retail and wholesale selling prices were higher during the 2004 six-month period principally as a result of the continued high propane product costs within the industry. Other revenues from ancillary sales and services were $70.5 million in the 2004 six-month period and $64.9 million in the 2003 six-month period. Although total propane volumes decreased, total cost of sales increased $55.7 million reflecting the effects of higher propane product costs.

Total margin increased $21.6 million as a result of (1) recent acquisitions and higher average retail and wholesale propane unit margins on reduced gallons sold and (2) a $3.8 million increase in margin from ancillary sales and services. Notwithstanding the previously mentioned increase in the commodity price of propane, retail and wholesale propane unit margins were higher than in the 2003 six-month period reflecting the effects of higher average selling prices.

Partnership EBITDA increased $20.0 million in the 2004 six-month period reflecting (1) the previously mentioned increase in total margin, (2) a $3.7 million increase in other income, and (3) the absence of a $3.0 million loss on extinguishment of long-term debt in the prior year six-month period. These increases were partially offset by an $8.3 million increase in operating and administrative expenses principally due to higher compensation and distribution expenses resulting from the impact of Horizon Propane and other recent acquisitions, partially offset by the beneficial effects on operating expenses from the management realignment completed in late Fiscal 2003. Other income in the 2004 six-month period includes greater income from finance charges and asset sales while other income in the prior-year six-month period was reduced by a $1.0 million charge associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." Operating income in the 2004 six-month period increased less than the increase in Partnership EBITDA due to higher depreciation and amortization expense as a result of recent acquisitions and the absence of the aforementioned loss on extinguishment of long-term debt.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 six-month period was essentially normal compared with weather that was 7.3% colder than normal in the 2003 six-month period. Total distribution system throughput decreased 1.2 bcf or 2.2% as the adverse effects of the warmer weather on sales to retail core-market customers were partially offset by a slight increase in sales to residential, commercial and industrial delivery service customers and the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during the 2004 six-month period includes a $9.4 million increase in revenues from off-system sales and slightly higher retail core-market revenues partially offset by lower delivery service revenues. The slight increase in retail core-market revenues reflects higher average PGC rates substantially offset by the effects of reduced retail core-market volumes. Gas Utility cost of gas was $260.1 million in the 2004 six-month period compared to $247.4 million in the 2003 six-month period reflecting the effects of higher average PGC rates and increased cost of gas associated with the higher off-system sales partially offset by the effects of the lower retail core-market volumes sold.

The decline in Gas Utility total margin is principally the result of a $2.9 million decline in retail core-market margin resulting from the lower retail core-market sales and a $ 2.3 million decline in delivery service and interruptible retail margin.

Gas Utility operating income declined $12.7 million in the 2004 six-month period principally reflecting the previously mentioned decline in total margin, lower other income, and an increase in operating and

                        UGI CORPORATION AND SUBSIDIARIES

administrative expenses. Other income declined $4.7 million due in large part to a $2.6 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses increased $2.4 million due principally to increases in provisions for injuries and damages claims and higher compensation and benefits expenses partially offset by lower distribution system maintenance expenses. The decrease in Gas Utility income before income taxes reflects the decline in operating income and higher interest expense in the 2004 six-month period as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with SFAS 150.

ELECTRIC UTILITY. Electric Utility's 2004 six-month period kilowatt-hour sales and revenues were essentially equal with the prior-year period on winter weather that was warmer. Temperatures in the 2004 six-month period were approximately 5.0% warmer than in the prior-year period. Electric Utility's cost of sales increased slightly reflecting higher purchased power costs.

Electric Utility total margin in the 2004 six-month period decreased $0.4 million principally as a result of the previously mentioned higher purchased power costs. Operating income and income before income taxes were lower in the 2004 six-month period principally reflecting the decline in total margin and slightly higher operating and administrative expenses.

ENERGY SERVICES. The increase in Energy Services revenues in the 2004 six-month period resulted primarily from (1) a more than 50% increase in natural gas volumes sold due in large part to the March 2003 TXU Energy Acquisition, and to a lesser extent customer growth, and (2) the effects of UGID's June 2003 purchase of additional megawatt interests in the Conemaugh electricity generation station. Total margin from Energy Services' gas marketing business increased slightly in the 2004 six-month period principally due to higher volumes sold at lower average unit margins. Energy Services' lower average unit margins reflect the greater proportion of annual fixed-price customer contracts compared to the prior-year period. Total margin from UGID's electricity generation business increased $7.7 million reflecting the additional interest in Conemaugh.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses resulting from our purchase of the additional interest in Conemaugh and the TXU Energy Acquisition.

INTERNATIONAL PROPANE. FLAGA's revenues increased $2.0 million primarily reflecting the currency translation effects of a stronger euro. Base-currency revenues decreased as a result of a 3.9% decline in volumes sold during the 2004 six-month period. Volumes were lower in the 2004 six-month period principally due to the effects of customer conversion to natural gas in the bulk heating market, weather that was 1.6% warmer than in the prior-year period and price competition in the autogas market. The increase in the 2004 six-month period total margin primarily reflects the translation effects of the stronger euro and to a much lesser extent higher base-currency total margin. The $6.1 million decline in International Propane operating income reflects a loss of $9.1 million resulting from the settlement of contracts for the forward purchase of euros used to fund the AGZ Holding acquisition, partially offset by an increase of $2.9 million in FLAGA's operating income. The increase in FLAGA's operating income is primarily a result of reduced base-currency operating expenses partially offset by the effects of a stronger euro.

Income from our equity investees increased $5.1 million in the 2004 six-month period primarily as a result of higher income from AGZ Holding and, to a lesser extent, the effects of a stronger euro than in the prior-year six-month period. Weather that was 6% colder than in the prior-year six-month period coupled with declines in propane product costs contributed to higher unit margins on lower volumes. Declines in Antargaz' base-currency operating expenses were partially offset by the effects of a stronger euro during the 2004 six-month period.

                        UGI CORPORATION AND SUBSIDIARIES

The decrease in International Propane income before income taxes reflects the combined increase in FLAGA operating income and in our income from equity investees offset by the previously mentioned loss on the forward purchase contracts. International Propane results will include Antargaz' results of operations on a consolidated basis beginning April 1, 2004.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $153.3 million at March 31, 2004 compared with $192.1 million at September 30, 2003. These amounts include $35.3 million and $116.3 million, respectively, of cash, cash equivalents and short-term investments held by UGI. The decline in cash, cash equivalents and short-term investments held by UGI compared to September 30, 2003 is a result of funding a portion of the purchase price of the acquisition of the remaining ownership interests in AGZ Holding partially offset by dividends received from subsidiaries. See Note 3 to the Condensed Consolidated Financial Statements.

The Company's long-term debt outstanding at March 31, 2004 totaled $1,705.5 million (including current maturities of $95.8 million) compared to $1,223.5 million of long-term debt (including current maturities of $65.0 million) at September 30, 2003. In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011, at an effective interest rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $41.2 million at March 31, 2004. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities and common units in underwritten public offerings in each of the last three fiscal years. Most recently, it has issued debt securities in April 2004 and common units in June 2003. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $500 million of debt or equity securities pursuant to an unallocated shelf registration statement.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements expire in 2006. At March 31, 2004, UGI Utilities had $22.4 million in borrowings outstanding under these revolving credit agreements. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At March 31, 2004, there was $20 million outstanding under this agreement which amount matured and was repaid on April 13, 2004. Amounts outstanding under the revolving credit agreements and the uncommitted arrangement are classified as bank loans on the Condensed Consolidated Balance Sheets. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

                        UGI CORPORATION AND SUBSIDIARIES

Energy Services has a $100 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on August 26, 2006, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $100 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At March 31, 2004, the outstanding balance of ESFC receivables was $90.2 million which amount is net of $12.0 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires on September 13, 2004.

Antargaz has a variable interest rate Senior Facilities Agreement consisting of a 202 million euro ($248 million) term loan and a 50 million euro revolver ($61.5 million) which expires June 2008. Our acquisition of the remaining interests in AGZ Holding constituted a "change of control" and will result in the acceleration of all amounts borrowed and outstanding within six months of the consummation of the acquisition unless certain conditions are met. In addition, Antargaz is not permitted to make any restricted payments under the Senior Facilities Agreement during such six-month period unless certain conditions are met. We expect to obtain an amendment of the Senior Facilities Agreement to provide that our acquisition does not constitute a "change of control" under the agreement or refinance the facility by October 1, 2004. As of March 31, 2004 there were no borrowings outstanding under the revolver.

The Senior Facilities Agreement and the Trust Deed, dated July 23, 2002, among AGZ Finance, a subsidiary of AGZ Holding, as issuer, AGZ Holding, as guarantor, and the Bank of New York, as trustee, ("Trust Deed") relating to 165 million euros principal amount of 10% Senior Notes due 2011 restrict the ability of AGZ Holding to, among other things, incur additional indebtedness, make investments, incur liens, prepay indebtedness, and effect mergers, consolidations and sales of assets. Under these agreements, AGZ Holding is generally permitted to make restricted payments, such as dividends, equal to 50% of consolidated net income, as defined in each respective agreement, for 1) the immediately preceding fiscal year, in the case of the Senior Facilities Agreement, and 2) on a cumulative basis since July 2002, in the case of the Trust Deed, if no event of default exists or would exist upon payment of such restricted payment.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers

                        UGI CORPORATION AND SUBSIDIARIES

pay for natural gas, propane and electricity consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally inventories and accounts receivable, is generally greatest. The Company's major business units use revolving credit facilities, or in the case of Energy Services its Receivables Facility, to satisfy their seasonal operating cash flow needs. Cash flow from operating activities was $104.2 million in the 2004 six-month period compared to $150.9 million in the 2003 six-month period. The decrease in operating cash flow principally reflects the lower net overcollections of deferred fuel costs during the 2004 six-month period and to a lesser extent the settlement of forward currency contracts. Cash flow from operating activities before changes in operating working capital was $254.7 million in the 2004 six-month period compared with $227.3 million in the prior-year six-month period reflecting greater noncash deferred taxes and minority interests in AmeriGas Partners in the 2004 six-month period. Changes in operating working capital used $150.5 million in the 2004 six-month period and $76.4 million in the 2003 six-month period.

INVESTING ACTIVITIES. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, investments in and distributions from our equity investees, changes in short-term investments and proceeds from sales of assets. Cash flow used in investing activities was $281.9 million in the 2004 six-month period compared to $105.8 million in the prior-year period principally reflecting $275.7 million spent on the purchase of the remaining ownership interests in AGZ Holding and Horizon Propane, net of cash acquired. The cash provided by the decrease in short-term investments was primarily used to fund a portion of the purchase price of the remaining 80.5% interests in AGZ Holding.

FINANCING ACTIVITIES. Cash flow provided by financing activities was $178.8 million in the 2004 six-month period compared with $89.9 million of cash used in the prior-year six-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI common stock. In March 2004, UGI Corporation sold 7.5 million shares of common stock in an underwritten public offering at a public offering price of $32.10 per share. The proceeds of the public offering totaling $230.2 million were used to fund a portion of the purchase price of the remaining ownership interests in AGZ Holding. During April 2004, the underwriters exercised a portion of their overallotment option for the purchase of an additional 0.3 million shares.

We paid cash dividends on UGI Common Stock of $24.4 million and $23.4 million during the six months ended March 31, 2004 and 2003, respectively. Also, the Partnership paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units during both of the six-month periods ended March 31, 2004 and 2003.

                        UGI CORPORATION AND SUBSIDIARIES

PURCHASE OF REMAINING OUTSTANDING OWNERSHIP INTERESTS IN AGZ HOLDING

On March 31, 2004 (the "Closing Date"), UGI, through its subsidiary, UGI Bordeaux Holdings (as assignee of UGI France, Inc. ("UGI France")), completed its acquisition of the remaining outstanding 80.5% ownership interests of AGZ Holding, a French corporation and the parent company of Antargaz, a French corporation and a leading distributor of liquefied petroleum gases in France, pursuant to the terms of (i) a Share Purchase Agreement dated as of February 17, 2004, by and among UGI France, UGI, PAI partners, a French corporation ("PAI"), and certain officers, directors and managers of AGZ Holding and Antargaz and their affiliates, and (ii) that certain Medit Joinder Agreement dated February 20, 2004, by and among UGI France, UGI, Medit Mediterranea GPL, S.r.L., a company incorporated under the laws of Italy ("Medit"), and PAI.

The purchase price on the Closing Date of 261.8 million euros or $319.2 million (excluding transaction fees and expenses) is subject to post-closing working capital and net debt adjustments. UGI used $230.2 million of cash proceeds from its public offering of 7.5 million shares of its common stock in March 2004, and $89.0 million of available cash to pay the purchase price. The purchase price was negotiated at arms length by UGI with the other owners of AGZ Holding's issued and outstanding capital stock.

Because the acquisition was completed on March 31, 2004, at the end of the quarter, the results of operations of Antargaz are not included in our consolidated results, except to the extent of our 19.5% equity interest in its net income. However, the preliminary purchase price allocation has been reflected on our Condensed Consolidated Balance Sheet.

UGI COMMON DIVIDEND INCREASE

On April 27, 2004, UGI's Board of Directors declared a quarterly dividend on UGI Common Stock of $0.3125 per share payable on July 1, 2004 to shareholders of record on May 28, 2004. UGI had previously announced its intention to increase the annual dividend rate to $1.25 per share, or $0.3125 per share on a quarterly basis, from $1.14 per share, or $0.2850 per share on a quarterly basis, effective with the regularly scheduled July dividend payment, assuming the closing of the previously mentioned AGZ Holding acquisition.

UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                        UGI CORPORATION AND SUBSIDIARIES

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 is effective for our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Company has not created or obtained any variable interest entities after January 31, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations.

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

The Company provides postretirement health care benefits principally to certain of UGI Utilities' retirees and a limited number of active employees meeting certain age and service requirements. These postretirement benefits include certain retiree prescription drug benefits. Pursuant to orders previously issued by the Pennsylvania Public Utility Commission ("PUC"), UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement benefit obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other than Pensions." The difference between the annual amount calculated and the amount in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers.

We have elected to defer recognizing the effects of the Act in accounting for these benefits and in providing disclosures until authoritative guidance on the accounting for the federal subsidy is issued in accordance with FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). Therefore, the condensed consolidated financial statements and accompanying footnotes do not reflect the effects of the Act. Authoritative guidance, when issued, could require us to change the amount of postretirement benefit costs we are currently recording. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the program and the current level of postretirement benefits, we do not believe the Act will have a material effect on the Company's cash flows.

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

                        UGI CORPORATION AND SUBSIDIARIES

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

Electric Utility purchases its electric power needs from third-party electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with a Provider of Last Resort ("POLR") settlement approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2004, and charge market rates thereafter. Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2004. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, increases, if any, in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At March 31, 2004, Electric Utility was a party to an electricity price swap agreement to reduce the volatility in the cost of a portion of its anticipated electricity requirements in 2007.

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

                        UGI CORPORATION AND SUBSIDIARIES

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, borrowings under UGI Utilities' revolving credit agreements and the uncommitted arrangement with a major bank, and a substantial portion of AGZ Holding's and FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. AGZ Holding has effectively fixed the interest rates on a portion of their variable-rate debt through the use of interest rate swaps. At March 31, 2004, combined borrowings outstanding under these agreements, excluding the effectively fixed portion of AGZ Holding's variable-rate debt, totaled $173.4 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2004. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2004. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; and (4) interest rates on ten-year U.S. treasury notes.

                                                             Change in
                                               Fair Value    Fair Value
                                               ----------    ----------
(Millions of dollars)
March 31, 2004:
    Propane commodity price risk                  $ 2.5         $(3.6)
    Natural gas commodity price risk                3.8          (2.6)
    Electricity commodity price risk                1.6          (0.9)
    Interest rate risk                             (5.1)        (12.0)

Gas Utility's exchange-traded natural gas call option contracts are excluded from the table above because any associated net gains or losses are included in Gas Utility's PGC recovery mechanism. Because the Company's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to FLAGA, the net effect of changes in foreign currency exchange rates on their U.S. dollar denominated assets and liabilities would not be material because FLAGA's U.S. dollar denominated financial instrument assets and liabilities are not materially different in amount. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar would reduce their aggregate net book value by

                        UGI CORPORATION AND SUBSIDIARIES

approximately $40.4 million, which amount would be reflected in other comprehensive income. In March 2004, the Company entered into a foreign currency swap agreement to hedge a portion of its net investment in foreign operations. This foreign currency swap agreement has been designated as a net investment hedge in a foreign subsidiary and qualifies for hedge accounting. Therefore, any changes in fair value are recorded in other comprehensive income. Upon settlement of the foreign currency swap agreement in September 2004, any realized gain or loss will remain in other comprehensive income until such foreign operations have been liquidated. As of March 31, 2004, the fair value of our foreign currency swap was a loss of $0.4 million and an adverse change in the value of the euro versus the dollar by 10% would result in a $4.9 million decrease in fair value. From time to time, the Company may use derivative instruments to hedge additional portions of its net investments in foreign subsidiaries.

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

      As described in Note 3 to the Consolidated Financial Statements included in this report, on March 31, 2004, the Company acquired the remaining outstanding 80.5% ownership in AGZ Holding that it did not already own. The internal control over financial reporting of AGZ Holding and its subsidiaries is being aligned with that of the Company as part of the post-acquisition financial integration process.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      In November 2003, the court granted Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of Utilities' former subsidiaries and dismissing claims premised on Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. In March 2004, the court granted summary judgment on the remaining claims and dismissed ConEd's complaint. ConEd has appealed.

      Savannah, Georgia Matter. Atlanta Gas Light Company ("AGL") previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities' operated the MGP in the early 1900's. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has stated an intention to make a claim against UGI Utilities for a share of these costs. UGI Utilities believes that it will have substantial defenses to any action that may arise out of this site.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 24, 2004 the Annual Meeting of Shareholders of UGI was held. The Shareholders (i) reelected the eight nominees from the existing Board of Directors to another term, (ii) approved the Company's 2004 Omnibus Equity Compensation Plan, (iii) ratified the appointment of PricewaterhouseCoopers LLP as independent certified accountants and (iv) approved the Shareholder Proposal recommending a change in the Company's bylaws to provide for a shareholder vote on shareholder rights plans.

      The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

Director Nominees                      For                 Withheld
-----------------                   ----------             --------
James W. Stratton                   36,285,444              981,752
Richard C. Gozon                    36,373,127              894,069
Stephen D. Ban                      36,408,185              859,011
Lon R. Greenberg                    36,345,399              921,797
Marvin O. Schlanger                 36,651,676              615,520
Thomas F. Donovan                   36,620,678              646,518
Anne Pol                            36,646,063              621,133
Ernest E. Jones                     36,630,691              636,505

                        UGI CORPORATION AND SUBSIDIARIES

      The number of votes cast for and against, and the number of abstentions for approval of the Company's 2004 Omnibus Equity Compensation Plan is as follows: For: 26,073,360; Against: 3,703,471; Abstain: 577,191. There were no broker non-votes.

      The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of PricewaterhouseCoopers LLP is as follows:
For: 36,893,448; Against: 211,526; Abstain: 162,223. There were no broker non-votes.

      The number of votes cast for and against, and the number of abstentions for approval of the Shareholder Proposal is as follows: For: 22,127,412;
Against: 7,406,276; Abstain: 820,336. There were 6,913,173 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            10.1 Senior Facilities Agreement dated June 26, 2003 as Amended and Restated July 2, 2003, between AGZ Holding and Antargaz, Credit Lyonnais, as Mandated Lead Arranger, Facility Agent and Security Agent, and the Financial Institutions named therein.

            10.1(a) Form of Amendment Agreement dated January 15, 2004 to Senior
                  Facilities Agreement, as Amended and Restated July 2, 2003.

            10.2 Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated July 7, 2003, between AGZ Holding, as Pledgor, and Credit Lyonnais, as Security Agent, and the Senior Lenders.

            10.3 Pledge of Financial Instruments Accounts relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated July 7, 2003, between Antargaz, as Pledgor, and Credit Lyonnais, as Security Agent, and the Revolving Lenders.

            10.4 Intercreditor Agreement, dated July 7, 2003, between AGZ Holding, Antargaz, AGZ Finance, the Senior Lenders (as defined therein), the Investors (as defined therein), and Credit Lyonnais, as Facility Agent for the Senior Lenders and as Security Agent.

            10.5 Seller's Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding.

            31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        UGI CORPORATION AND SUBSIDIARIES

            *32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company filed information in a Current Report on Form 8-K during the second quarter of fiscal year 2004 and as follows:

                           ITEM
    DATE                 NUMBER(S)                        CONTENT
    ----                 ---------                        -------
March 11, 2004             5, 7                Amended Items 1, 2 and 7 of the
                                               Company's Annual Report on Form
                                               10-K, to disclose in the
                                               Company's audited consolidated
                                               financial statements for the
                                               fiscal year ended September 30,
                                               2003, the realignment of the
                                               Company's segments.

March 18, 2004             5, 7                Announcement of the execution of
                                               an Underwriting Agreement between
                                               the Company and Credit Suisse
                                               First Boston (Europe) Limited, as
                                               Representative of the several
                                               certain underwriters, covering
                                               the issue and sale by the Company
                                               of its Common Stock.

March 31, 2004             2, 7                Report of completion of the
                                               Company's acquisition of the
                                               remaining outstanding ownership
                                               interests of AGZ Holding, the
                                               parent company of Antargaz,
                                               including related historical and
                                               pro forma financial statements.

------------------------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

                                               UGI Corporation
                                               ---------------------
                                               (Registrant)

Date: May 17, 2004                     By: /s/ Anthony J. Mendicino
                                       -----------------------------------------
                                               Anthony J. Mendicino
                                               Senior Vice President-Finance and
                                               Chief Financial Officer

Date: May 17, 2004                     By: /s/ Michael J. Cuzzolina
                                       -----------------------------------------
                                               Michael J. Cuzzolina
                                               Vice President-Accounting and
                                               Financial Control and
                                               Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

10.1 Senior Facilities Agreement dated June 26, 2003 as Amended and Restated July 2, 2003, between AGZ Holding and Antargaz, Credit Lyonnais, as Mandated Lead Arranger, Facility Agent and Security Agent, and the Financial Institutions named therein.

10.1(a) Form of Amendment Agreement dated January 15, 2004 to Senior Facilities
      Agreement, as Amended and Restated July 2, 2003.

10. 2 Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated July 7, 2003, between AGZ Holding, as Pledgor, and Credit Lyonnais, as Security Agent, and the Senior Lenders.

10.3 Pledge of Financial Instruments Accounts relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated July 7, 2003, between Antargaz, as Pledgor, and Credit Lyonnais, as Security Agent, and the Revolving Lenders.

10.4 Intercreditor Agreement, dated July 7, 2003, between AGZ Holding, Antargaz, AGZ Finance, the Senior Lenders (as defined therein), the Investors (as defined therein), and Credit Lyonnais, as Facility Agent for the Senior Lenders and as Security Agent.

10.5 Seller's Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

* 32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.