Form 10-K/A
period 2003-09-30
UGI CORP /PA/
filed 2004-06-28
CIK 884614

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

                         Commission file number 1-11071

                                 UGI CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Pennsylvania                             23-2668356
    (STATE OR OTHER JURISDICTION OF       I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                 460 North Gulph Road, King of Prussia, PA 19406
                    (ADDRESS OF PRINCIPAL OFFICES) (ZIP CODE)

                                 (610) 337-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
     TITLE OF CLASS                              ON WHICH REGISTERED
     --------------                             ---------------------
Common Stock, without par value           New York Stock Exchange, Inc.
                                          Philadelphia Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

================================================================================

      The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 to include the financial statements required by Form 11-K with respect to the UGI HVAC Enterprises, Inc. Savings Plan, the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth in Exhibit No. 99.1.

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

            (3) LIST OF EXHIBITS:

            The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
    3.1           (Second) Amended and Restated Articles of               UGI           Amendment No. 1 on      3.(3)(a)
                  Incorporation of the Company                                          Form 8 to Form 8-B
                                                                                            (4/10/92)

    3.2           Bylaws of UGI as amended through September 30,          UGI          Form 10-K (9/30/03)         3.2
                  2003

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

    4.6           Second Amendment dated as of September 15,            AmeriGas            Form 10-K              4.6
                  1998 to 1995 Note Agreement                        Partners, L.P.         (9/30/98)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
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

    10.1          Service Agreement (Rate FSS) dated as of                UGI               Form 10-K             10.5
                  November 1, 1989 between Utilities and                                    (9/30/95)
                  Columbia, as modified pursuant to the orders
                  of the Federal Energy Regulatory Commission at
                  Docket No. RS92-5-000 reported at Columbia Gas
                  Transmission Corp., 64 FERC P61,060 (1993),
                  order on rehearing, 64 FERC P61,365 (1993)

    10.2          Service Agreement (Rate FTS) dated June 1,           Utilities            Form 10-K            (10)o.
                  1987 between Utilities and Columbia, as                                   (12/31/90)
                  modified by Supplement No. 1 dated October 1,
                  1988; Supplement No. 2 dated November 1, 1989;
                  Supplement No. 3 dated November 1, 1990;
                  Supplement No. 4 dated November 1, 1990; and
                  Supplement No. 5 dated January 1, 1991, as
                  further modified pursuant to the orders of the
                  Federal Energy Regulatory Commission at Docket
                  No. RS92-5-000 reported at Columbia Gas
                  Transmission Corp., 64 FERC P61,060 (1993),
                  order on rehearing, 64 FERC P61,365 (1993)

    10.3          Transportation Service Agreement (Rate FTS-1)        Utilities            Form 10-K            (10)p.
                  dated November 1, 1989 between Utilities and                              (12/31/90)
                  Columbia Gulf Transmission Company, as
                  modified pursuant to the orders of the Federal
                  Energy Regulatory Commission in Docket No.
                  RP93-6-000 reported at Columbia Gulf
                  Transmission Co., 64 FERC P61,060 (1993),
                  order on rehearing, 64 FERC P61,365 (1993)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
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

   10.6**         UGI Corporation Directors Deferred                      UGI               Form 10-K             10.6
                  Compensation Plan Amended and Restated as of                              (9/30/00)
                  January 1, 2000

    10.7          [Intentionally omitted]

   10.8**         UGI Corporation Annual Bonus Plan dated March           UGI               Form 10-Q             10.4
                  8, 1996                                                                   (6/30/96)

   10.9**         UGI Corporation Directors' Equity Compensation          UGI               Form 10-Q             10.3
                  Plan Amended and Restated as of April 29, 2003                            (3/31/03)

  10.10**         UGI Corporation 1997 Stock Option and Dividend          UGI               Form 10-Q             10.4
                  Equivalent Plan Amended and Restated as of                                (3/31/03)
                  April 29, 2003

  10.11**         UGI Corporation 1992 Directors' Stock Plan              UGI               Form 10-Q             10.2
                  Amended and Restated as of April 29, 2003                                 (3/31/03)

  10.12**         UGI Corporation Senior Executive Employee               UGI               Form 10-K             10.12
                  Severance Pay Plan effective January 1, 1997                              (9/30/97)

  10.13**         UGI Corporation 2000 Directors' Stock Option            UGI               Form 10-Q             10.1
                  Plan Amended and Restated as of April 29, 2003                            (3/31/03)

  10.14**         UGI Corporation 2000 Stock Incentive Plan               UGI               Form 10-Q             10.5
                  Amended and Restated as of April 29, 2003                                 (3/31/03)

  10.15**         1997 Stock Purchase Loan Plan                           UGI               Form 10-K             10.16
                                                                                            (9/30/97)

  10.16**         UGI Corporation Supplemental Executive                  UGI               Form 10-Q              10
                  Retirement Plan Amended and Restated effective                            (6/30/98)
                  October 1, 1996

   10.17          [Intentionally omitted]

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
   10.18          Credit Agreement dated as of August 28, 2003          AmeriGas            Form 10-K             10.1
                  among AmeriGas Propane, L.P., AmeriGas             Partners, L.P.         (9/30/03)
                  Propane, Inc., Petrolane Incorporated,
                  Wachovia Bank, National Association, as Agent,
                  Issuing Bank and Swing Line Bank, and certain
                  banks.

   10.19          [Intentionally omitted]

   10.20          Partnership Agreement of Hunlock Creek Energy        Utilities            Form 10-K             10.24
                  Ventures dated December 8, 2001 by and between                            (9/30/01)
                  UGI Hunlock Development Company and Allegheny
                  Energy Supply Hunlock Creek LLC

   10.21          Amendment No. 1 to Partnership Agreement of             UGI               Form 10-K             10.21
                  Hunlock Creek Energy Ventures, dated June 26,                             (9/30/03)
                  2003, by and between UGI Hunlock Development
                  Company and Allegheny Energy Supply Hunlock
                  Creek, LLC

   10.22          Notice of appointment of Wachovia Bank,               AmeriGas            Form 10-K             10.6
                  National Association as collateral Agent           Partners, L.P.         (9/30/03)
                  effective as of August 28, 2003, pursuant to
                  Intercreditor and Agency Agreement dated as of
                  April 19, 1995

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

  10.24(a)        First Amendment dated as of July 31, 2001 to          AmeriGas            Form 10-K             10.10
                  General Security Agreement dated as of April       Partners, L.P.         (9/30/01)
                  19, 1995

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
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

   10.30          Pledge Agreement dated September 1999 between           UGI               Form 10-K             10.28
                  Eastfield International Holdings, Inc. and                                (9/30/99)
                  Raiffeisen Zentralbank Osterreich
                  Aktiengesellschaft ("RZB")

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

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
  10.34(a)        Amendments dated October 11, 2001 to September          UGI               Form 10-K           10.34(a)
                  1999 Guarantee Agreements between UGI                                     (9/30/02)
                  Corporation and RZB

  10.35**         Description of Change of Control arrangements           UGI               Form 10-K             10.33
                  for Messrs. Greenberg, Cuzzolina, Hall, Knauss                            (9/30/99)
                  and Mendicino

  10.36**         Change of Control Agreement for Mr. Chaney           Utilities            Form 10-K             10.21
                                                                                            (9/30/03)

  10.37**         Description of Change of Control arrangement          AmeriGas            Form 10-K             10.31
                  for Mr. Bissell                                    Partners, L.P.         (9/30/99)

  10.38**         2002 Non-Qualified Stock Option Plan Amended            UGI               Form 10-Q             10.7
                  and Restated as of April 29, 2003                                         (3/31/03)

  10.39**         1992 Non-Qualified Stock Option Plan Amended            UGI               Form 10-Q             10.6
                  and Restated as of April 29, 2003                                         (3/31/03)

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

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
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

   10.53          Storage Transportation Service Agreement (Rate
                  Schedule SST) between Utilities and Columbia         Utilities            Form 10-K             10.25
                  dated November 1, 1993, as modified pursuant                              (9/30/02)
                  to orders of the Federal Energy Regulatory
                  Commission

   10.54          No-Notice Transportation Service Agreement                                                      10.26
                  (Rate Schedule NTS) between Utilities and            Utilities            Form 10-K
                  Columbia dated November 1, 1993, as modified                              (9/30/02)
                  pursuant to orders of the Federal Energy
                  Regulatory Commission

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
   10.55          No-Notice Transportation Service Agreement
                  (Rate Schedule CDS) between Utilities and            Utilities            Form 10-K             10.27
                  Texas Eastern Transmission dated February 23,                             (9/30/02)
                  1999, as modified pursuant to various orders
                  of the Federal Energy Regulatory Commission

   10.56          No-Notice Transportation Service Agreement                                                      10.28
                  (Rate Schedule CDS) between Utilities and            Utilities            Form 10-K
                  Texas Eastern Transmission dated October 31,                              (9/30/02)
                  2000, as modified pursuant to various orders
                  of the Federal Energy Regulatory Commission

   10.57          Firm Transportation Service Agreement (Rate                                                     10.29
                  Schedule FT-1) between Utilities and Texas           Utilities            Form 10-K
                  Eastern Transmission dated June 15, 1999, as                              (9/30/02)
                  modified pursuant to various orders of the
                  Federal Energy Regulatory Commission

   10.58          Firm Transportation Service Agreement (Rate                                                     10.30
                  Schedule FT-1) between Utilities and Texas           Utilities            Form 10-K
                  Eastern Transmission dated October 31, 2000,                              (9/30/02)
                  as modified pursuant to various orders of the
                  Federal Energy Regulatory Commission

   10.59          Firm Transportation Service Agreement (Rate                                                     10.31
                  Schedule FT) between Utilities and                   Utilities            Form 10-K
                  Transcontinental Gas Pipe Line dated October                              (9/30/02)
                  1, 1996, as modified pursuant to various
                  orders of the Federal Energy Regulatory
                  Commission

   10.60          Purchase and Sale Agreement dated as of
                  November 30, 2001, as amended by Amendment No.          UGI               Form 10-K             10.60
                  1 dated as of August 29, 2003 between UGI                                 (9/30/03)
                  Energy Services, Inc. and Energy Services
                  Funding Corporation

   10.61          Receivables Purchase Agreement dated as of                                                      10.61
                  November 30, 2001, as amended by Amendment No.          UGI               Form 10-K
                  1 dated as of August 29, 2003 among Energy                                (9/30/03)
                  Services Funding Corporation, UGI Energy
                  Services, Inc., Market Street Funding
                  Corporation and PNC Bank, National Association

   10.62          Performance Guaranty dated as of August 29,                                                     10.62
                  2003 by UGI Corporation in favor of Market              UGI               Form 10-K
                  Street Funding Corporation and PNC Bank,                                  (9/30/03)
                  National Association

     13           Pages 13 through 55 of the 2003 Annual Report           UGI               Form 10-K              13
                  to Shareholders                                                           (9/30/03)

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                        EXHIBIT                             REGISTRANT            FILING              EXHIBIT
-----------                        -------                             ----------            ------              -------
     14           Code of Ethics for principal executive,                 UGI               Form 10-K              14
                  financial and accounting officers                                         (9/30/03)

     18           Letter of Arthur Andersen LLP regarding change        AmeriGas            Form 10-Q              18
                  in accounting principles                           Partners, L.P.         (12/31/00)

     21           Subsidiaries of the Registrant                          UGI               Form 10-K              21
                                                                                            (9/30/03)

     23           Consent of PricewaterhouseCoopers LLP                   UGI               Form 10-K              23
                                                                                            (9/30/03)

   *23.1          Consent of Cogen Sklar LLP re: Financial
                  Statements and Supplemental Schedule of UGI
                  HVAC Enterprises, Inc. Savings Plan, UGI
                  Utilities, Inc. Savings Plan and AmeriGas
                  Propane, Inc. Savings Plan for the year ended
                  December 31, 2003

   *23.2          Consent of PricewaterhouseCoopers LLP re: Financial
                  Statements of UGI HVAC Enterprises, Inc. Savings
                  Plan, UGI Utilities, Inc. Savings Plan and AmeriGas
                  Propane, Inc. Savings Plan for the year ended
                  December 31, 2002.


    31.1          Certification by the Chief Executive Officer            UGI               Form 10-K             31.1
                  relating to the Registrant's Report on Form                               (9/30/03)
                  10-K for the fiscal year ended September 30,
                  2003 pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

  *31.1(a) Certification by the Chief Executive Officer relating to the Registrant's Report on Form
                  10-K for the fiscal year ended September 30, 2003, as amended by Amendment No. 1 on Form
                  10-K/A, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

    31.2          Certification by the Chief Financial Officer            UGI               Form 10-K             31.2
                  relating to the Registrant's Report on Form                               (9/30/03)
                  10-K for the fiscal year ended September 30,
                  2003 pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

  *31.2(a) Certification by the Chief Financial Officer relating to the Registrant's Report on Form
                  10-K for the fiscal year ended September 30, 2003, as amended by Amendment No. 1 on Form
                  10-K/A, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

     32           Certification by the Chief Executive Officer            UGI               Form 10-K              32
                  and the Chief Financial Officer relating to                               (9/30/03)
                  the Registrant's Report on Form 10-K for the
                  fiscal year ended September 30, 2003, pursuant
                  to Section 906 of the Sarbanes-Oxley Act of
                  2002.

  *99.1 Financial Statements and Supplemental Schedule of UGI HVAC Enterprises, Inc. Savings Plan, UGI
                  Utilities, Inc. Savings Plan and AmeriGas Propane,
                  Inc. Savings Plan for the year ended December 31,
                  2003.

* Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

      (b)   REPORTS ON FORM 8-K:

      The Company furnished information in a Current Report on Form 8-K during the fourth quarter of fiscal year 2003 as follows:

Date of Report    Item Number(s)                     Content
--------------    --------------                     -------
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

                                       UGI CORPORATION

Date: June 23, 2004                    By: /s/ Anthony J. Mendicino
                                           -----------------------------------
                                           Anthony J. Mendicino
                                           Senior Vice President - Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
  23.1          Consent of Cogen Sklar LLP re: Financial Statements and Supplemental
                Schedule of UGI HVAC Enterprises, Inc. Savings Plan, UGI Utilities,
                Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the
                year ended December 31, 2003.

  23.2 Consent of PricewaterhouseCoopers LLP re: Financial Statements of UGI HVAC Enterprises, Inc. Savings Plan, UGI Utilities, Inc.
                Savings Plan and AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 2002.

  31.1(a)       Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2(a)       Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  99.1          Financial Statements and Supplemental Schedule of UGI HVAC
                Enterprises, Inc. Savings Plan, UGI Utilities, Inc. Savings Plan and
                AmeriGas Propane, Inc. Savings Plan for the year ended December 31,
                2003.