Form 10-Q
period 2004-06-30
UGI CORP /PA/
filed 2004-08-13
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ___

      At July 31, 2004, there were 50,955,146 shares of UGI Corporation Common Stock, without par value, outstanding.

                                                                                      PAGES
                                                                                      -----
PART I  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2004,
                          September 30, 2003 and June 30, 2003                             1

                  Condensed Consolidated Statements of Income for the three
                          and nine months ended June 30, 2004 and 2003                     2

                  Condensed Consolidated Statements of Cash Flows for the
                          nine months ended June 30, 2004 and 2003                         3

                  Notes to Condensed Consolidated Financial Statements                4 - 21

      Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        22 - 36

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk         36 - 38

      Item 4.     Controls and Procedures                                                 39

PART II  OTHER INFORMATION

      Item 1.     Legal Proceedings                                                       40

      Item 6.     Exhibits and Reports on Form 8-K                                   40 - 41

      Signatures                                                                          42

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                               June 30,   September 30,   June 30,
                                                                                 2004         2003          2003
                                                                               --------   -------------   --------
ASSETS
Current assets:
      Cash and cash equivalents                                                $  160.4   $       142.1   $  121.7
      Short-term investments (at cost, which approximates fair value)              25.0            50.0       50.0
      Accounts receivable (less allowances for doubtful accounts of
               $27.6, $14.8 and $19.6, respectively)                              409.5           199.2      240.8
      Accrued utility revenues                                                      8.1             7.4        7.9
      Inventories                                                                 127.4           136.6       97.0
      Deferred income taxes                                                        23.1            23.5       33.5
      Prepaid expenses and other current assets                                    30.6            28.6       34.0
                                                                               --------   -------------   --------
           Total current assets                                                   784.1           587.4      584.9

Property, plant and equipment, at cost (less accumulated depreciation
      and amortization of $880.0, $805.2 and $787.8, respectively)              1,881.2         1,336.8    1,336.9

Goodwill and excess reorganization value                                        1,174.8           671.5      665.1
Intangible assets (less accumulated amortization of
      $23.5, $16.4 and $9.5, respectively)                                        140.5            34.7       38.4
Utility regulatory assets                                                          63.0            60.3       60.1
Other assets                                                                      128.8            90.6       86.3
                                                                               --------   -------------   --------
           Total assets                                                        $4,172.4   $     2,781.3   $2,771.7
                                                                               ========   =============   ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
      Current maturities of long-term debt                                     $  115.4   $        65.0   $  124.6
      Current maturities of UGI Utilities preferred shares subject to
           mandatory redemption, without par value                                  1.0               -          -
      UGI Utilities bank loans                                                     30.1            40.7        2.3
      Other bank loans                                                             18.8            15.9       12.6
      Accounts payable                                                            270.3           202.5      176.7
      Other current liabilities                                                   288.1           246.2      237.3
                                                                               --------   -------------   --------
           Total current liabilities                                              723.7           570.3      553.5

Long-term debt                                                                  1,554.8         1,158.5    1,115.9
Deferred income taxes                                                             390.4           223.1      221.4
UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                      19.0            20.0          -
Other noncurrent liabilities                                                      353.9           105.4      107.5
                                                                               --------   -------------   --------
           Total liabilities                                                    3,041.8         2,077.3    1,998.3

Commitments and contingencies (note 10)

Minority interests                                                                204.9           134.6      167.4

UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                         -               -       20.0

Common stockholders' equity:
      Common Stock, without par value (authorized - 150,000,000 shares;
           issued - 57,576,497, 49,798,097, 49,798,097 shares, respectively)      846.9           582.4      577.5
      Retained earnings                                                           164.9            90.9      108.7
      Accumulated other comprehensive income                                       15.7             4.7        9.3
      Notes receivable from employees                                              (0.3)           (0.4)      (0.5)
                                                                               --------   -------------   --------
                                                                                1,027.2           677.6      695.0
      Treasury stock, at cost                                                    (101.5)         (108.2)    (109.0)
                                                                               --------   -------------   --------
           Total common stockholders' equity                                      925.7           569.4      586.0
                                                                               --------   -------------   --------
           Total liabilities and stockholders' equity                          $4,172.4   $     2,781.3   $2,771.7
                                                                               ========   =============   ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                                 Three Months Ended             Nine Months Ended
                                                                       June 30,                      June 30,
                                                             ---------------------------   ---------------------------
                                                                 2004           2003           2004           2003
                                                             ------------   ------------   ------------   ------------
Revenues                                                     $      823.4   $      623.1   $    3,033.7   $    2,498.9

Costs and expenses:
      Cost of sales                                                 531.2          430.1        2,042.6        1,638.1
      Operating and administrative expenses                         223.0          160.1          569.8          490.9
      Utility taxes other than income taxes                           3.1            2.8            9.8            9.2
      Depreciation and amortization                                  38.5           26.1           94.3           75.7
      Other income, net                                              (6.3)          (4.4)          (6.6)         (15.2)
                                                             ------------   ------------   ------------   ------------
                                                                    789.5          614.7        2,709.9        2,198.7
                                                             ------------   ------------   ------------   ------------

Operating income                                                     33.9            8.4          323.8          300.2
Income (loss) from equity investees                                  (0.6)           0.2           12.0            7.1
Loss on extinguishment of debt                                          -              -              -           (3.0)
Interest expense                                                    (33.5)         (26.5)         (86.9)         (81.8)
Minority interests, principally in AmeriGas Partners                 14.0           14.1          (64.3)         (51.2)
                                                             ------------   ------------   ------------   ------------
Income (loss) before income taxes and subsidiary preferred
      stock dividends                                                13.8           (3.8)         184.6          171.3
Income tax (expense) benefit                                         (5.5)           2.2          (70.4)         (65.6)
Dividends on UGI Utilities preferred shares
      subject to mandatory redemption                                   -           (0.4)             -           (1.2)
                                                             ------------   ------------   ------------   ------------
Net income (loss)                                            $        8.3   $       (2.0)  $      114.2   $      104.5
                                                             ============   ============   ============   ============

Earnings (loss) per common share:

      Basic                                                  $       0.16   $      (0.05)  $       2.48   $       2.49
                                                             ============   ============   ============   ============
      Diluted                                                $       0.16   $      (0.05)  $       2.43   $       2.43
                                                             ============   ============   ============   ============

Average common shares outstanding:
      Basic                                                        50.915         42.451         46.005         42.031
                                                             ============   ============   ============   ============
      Diluted                                                      51.908         42.451         47.042         43.038
                                                             ============   ============   ============   ============

Dividends declared per common share                          $     0.3125   $     0.2850   $     0.8825   $     0.8450
                                                             ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                       Nine Months Ended
                                                                           June 30,
                                                                      -------------------
                                                                        2004       2003
                                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $  114.2   $  104.5
      Reconcile to net cash provided by operating activities:
               Depreciation and amortization                              94.3       75.7
               Provision for uncollectible accounts                       15.5       15.6
               Minority interests                                         64.3       51.2
               Deferred income taxes, net                                  2.1      (11.4)
               Other, net                                                (10.8)      10.3
               Net change in:
                   Accounts receivable and accrued utility revenues      (49.3)     (94.7)
                   Inventories                                            30.4       14.2
                   Deferred fuel costs                                     2.4       35.9
                   Accounts payable                                      (58.8)       9.0
                   Other current assets and liabilities                  (19.5)      (5.0)
                                                                      --------   --------
          Net cash provided by operating activities                      184.8      205.3
                                                                      --------   --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
      Expenditures for property, plant and equipment                     (86.5)     (72.5)
      Net proceeds from disposals of assets                                6.0        4.9
      Acquisition of additional interest in Conemaugh Station                -      (51.3)
      Acquisitions of businesses, net of cash acquired                  (283.7)     (38.3)
      Short-term investments decrease (increase)                          25.0      (50.0)
      Other, net                                                           0.7        8.4
                                                                      --------   --------
          Net cash used by investing activities                         (338.5)    (198.8)
                                                                      --------   --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
      Dividends on UGI Common Stock                                      (40.4)     (35.6)
      Distributions on AmeriGas Partners publicly held Common Units      (45.9)     (41.1)
      Issuance of long-term debt                                          30.1      122.8
      Repayment of long-term debt                                        (61.3)    (175.1)
      AmeriGas Propane bank loans decrease                                   -      (10.0)
      UGI Utilities bank loans decrease                                  (10.6)     (34.9)
      Other bank loans increase                                            0.5        2.4
      Issuance of AmeriGas Partners Common Units                          51.2       75.0
      Issuance of UGI Common Stock                                       249.0       17.4
                                                                      --------   --------
          Net cash provided (used) by financing activities               172.6      (79.1)
                                                                      --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (0.6)         -
                                                                      --------   --------

Cash and cash equivalents increase (decrease)                         $   18.3   $  (72.6)
                                                                      ========   ========

Cash and cash equivalents:
      End of period                                                   $  160.4   $  121.7
      Beginning of period                                                142.1      194.3
                                                                      --------   --------
          Increase (decrease)                                         $   18.3   $  (72.6)
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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

1.    BASIS OF PRESENTATION

      UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric utility, electricity generation, retail propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and a joint-venture affiliate, UGI also distributes liquefied petroleum gases ("LPG") in France, Austria, the Czech Republic, Slovakia and China.

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

      We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At June 30, 2004, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 44.6% limited partner interest in AmeriGas Partners, and effective 46.1% and 46.0% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 54.4% interest in AmeriGas Partners comprises 29,948,268 publicly held Common Units representing limited partner interests.

      Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises"), conducts an energy marketing business primarily in the Eastern region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries and joint-venture affiliate Hunlock Creek Energy Ventures, own and operate interests in Pennsylvania-based electricity generation assets. Prior to their transfer to Energy Services in June 2003, UGID and its subsidiaries were wholly owned subsidiaries of UGI Utilities. Through other subsidiaries, Enterprises (1) owns and operates LPG distribution businesses in France ("Antargaz") and in Austria, the Czech Republic and Slovakia ("FLAGA"); (2) owns and operates a heating, ventilation, air conditioning and refrigeration service business in the Middle Atlantic states ("HVAC"); and (3) participates in a propane joint-venture business in China.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies, which, except for the Partnership, are majority owned, and are together referred to as "we" or "the Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public's limited partner interests in the Partnership and the outside ownership interest in a subsidiary of Antargaz as minority interests. Entities in which we own 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for by the equity method.

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

      EARNINGS PER COMMON SHARE. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                               Three Months Ended         Nine Months Ended
                                                    June 30,                  June 30,
                                                -----------------         -----------------
                                                 2004       2003           2004       2003
                                                ------     ------         ------     ------
Denominator (millions of shares):
     Average common shares
          outstanding for basic computation     50.915     42.451         46.005     42.031
     Incremental shares issuable for stock
          options and awards                     0.993          - (a)      1.037      1.007
-------------------------------------------------------------------------------------------
Average common shares outstanding for
     diluted computation                        51.908     42.451         47.042     43.038
-------------------------------------------------------------------------------------------

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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      We recognized total stock and unit-based compensation expense of $2.6 million and $9.1 million in the three and nine months ended June 30, 2004, respectively, and $3.1 million and $9.7 million in the three and nine months ended June 30, 2003, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income (loss) and basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2004 and 2003 would have been as follows:

                                                          Three Months Ended         Nine Months Ended
                                                               June 30,                  June 30,
                                                        -------------------------------------------------
                                                           2004         2003         2004         2003
---------------------------------------------------------------------------------------------------------
Net income (loss) as reported                           $      8.3   $     (2.0)  $    114.2   $    104.5
Add:  Stock and unit-based employee
      compensation expense included in
      reported net income, net of related tax effects          1.6          1.8          5.5          5.8
Deduct: Total stock and unit-based
      employee compensation expense
      determined under the fair value method
      for all awards, net of related tax effects              (1.9)        (2.1)        (6.3)        (6.5)
---------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                             $      8.0   $     (2.3)  $    113.4   $    103.8
---------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share:
      As reported                                       $     0.16   $    (0.05)  $     2.48   $     2.49
      Pro forma                                         $     0.16   $    (0.05)  $     2.46   $     2.47

Diluted earnings (loss) per share:
      As reported                                       $     0.16   $    (0.05)  $     2.43   $     2.43
      Pro forma                                         $     0.15   $    (0.05)  $     2.41   $     2.41
---------------------------------------------------------------------------------------------------------

      COMPREHENSIVE INCOME (LOSS). The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2004 and 2003.

                                      Three Months Ended         Nine Months Ended
                                           June 30,                  June 30,
                                    -----------------------   -----------------------
                                       2004         2003         2004         2003
-------------------------------------------------------------------------------------
Net income                          $      8.3   $     (2.0)  $    114.2   $    104.5
Other comprehensive income (loss)          4.3         (0.8)        11.0          2.7
-------------------------------------------------------------------------------------
Comprehensive income (loss)         $     12.6   $     (2.8)  $    125.2   $    107.2
-------------------------------------------------------------------------------------

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

      UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified (see Note
      12).

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

3.    ACQUISITIONS

      On March 31, 2004 (the "Closing Date"), UGI, through its subsidiary, UGI Bordeaux Holding (as assignee of UGI France, Inc. ("UGI France")), completed its acquisition of the remaining outstanding 80.5% ownership interests of AGZ Holding, a French corporation and the parent company of Antargaz, a French corporation and a leading distributor of liquefied petroleum gases in France, pursuant to the terms of (i) a Share Purchase Agreement dated as of February 17, 2004, by and among UGI France, UGI, PAI partners, a French corporation ("PAI"), and certain officers, directors and managers of AGZ Holding and Antargaz and their affiliates, and (ii) that certain Medit Joinder Agreement dated February 20, 2004, by and among UGI France, UGI, Medit Mediterranea GPL, S.r.L., a company incorporated under the laws of Italy ("Medit"), and PAI (herein referred to as the "Antargaz Acquisition"). The acquisition of the remaining interests in AGZ Holding is consistent with our growth strategies and core competencies.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The purchase price on the Closing Date of 261.8 million euros or $319.2 million (excluding transaction fees and expenses) was subject to post-closing working capital and net debt adjustments. UGI used $230.2 million of cash proceeds from its March 2004 public offering of 7.5 million shares of its common stock and $89.0 million of available cash to fund the purchase price. In accordance with the Share Purchase Agreement, UGI paid an additional 5.8 million euros ($7.1 million) as a result of post-closing adjustments in June 2004. In addition, the preliminary purchase price allocation reflects transaction fees and expenses of $5.9 million.

      The Antargaz Acquisition has been accounted for as a step acquisition. UGI's initial 19.5% equity investment in AGZ Holding has been allocated to 19.5% of AGZ Holding's assets and liabilities at March 31, 2004. The amount by which the carrying value of UGI's equity investment exceeded the aforementioned allocation has been recorded as goodwill. As of June 30, 2004, the purchase price of the remaining 80.5% of AGZ Holding, including transaction fees and expenses, has been preliminarily allocated to the assets acquired and liabilities assumed, representing a revaluation of the portion that was not previously owned by UGI, as follows:

Working capital                                                  $  121.6
Property, plant and equipment                                       483.5
Goodwill                                                            396.2
Customer relationships (estimated useful life of eleven years)       74.3
Trademark and other intangible assets                                18.1
Long-term debt                                                     (393.2)
Deferred income taxes                                              (148.0)
Minority interests                                                  (11.1)
Other assets and liabilities                                       (209.2)
-------------------------------------------------------------------------
Total                                                            $  332.2
-------------------------------------------------------------------------

      The Company is currently in the process of completing the review and determination of the fair value of the portion of AGZ Holding's assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets. Accordingly, the allocation of the purchase price is subject to revision and due to the size of the Antargaz Acquisition, revisions, if any, could be material to our financial statements. The assets, liabilities and equity of AGZ Holding are included in our Condensed Consolidated Balance Sheet as of June 30, 2004. All of the operating results of AGZ Holding are included in our consolidated results beginning April 1, 2004. Prior to April 1, 2004, our 19.5% equity interest in AGZ Holding is reflected in our condensed consolidated financial statements under the equity method of accounting.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The following table presents unaudited pro forma income statement and basic and diluted per share data for the three and nine months ended June 30, 2004, and 2003 as if the acquisition of AGZ Holding had occurred as of the beginning of those periods:

                           Three Months Ended               Nine Months Ended
                                 June 30,                        June 30,
                      -----------------------------   -----------------------------
                          2004            2003            2004            2003
-----------------------------------------------------------------------------------
                      (as reported)    (pro forma)     (pro forma)     (pro forma)
Revenues              $       823.4   $       738.8   $     3,538.5   $     3,142.5
Net income                      8.3             0.6           172.1           139.5

Earnings per share:
       Basic          $        0.16   $        0.01   $        3.39   $        2.80
       Diluted        $        0.16   $        0.01   $        3.32   $        2.75
-----------------------------------------------------------------------------------

      The pro forma results of operations reflect AGZ Holding's historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The pro forma amounts are not necessarily indicative of the operating results that would have occurred had the acquisition been completed as of the date indicated, nor are they necessarily indicative of future operating results. The preliminary purchase price allocation was based upon currently available information and is subject to final adjustments. Accordingly, the actual adjustments to be recorded in connection with the final purchase price allocation may differ materially from the preliminary allocation.

      On October 1, 2003, AmeriGas OLP acquired substantially all of the retail propane distribution assets and business of Horizon Propane LLC ("Horizon Propane") for total cash consideration of $31.0 million. In December 2003, AmeriGas OLP paid Horizon Propane a working capital adjustment of $0.1 million in accordance with the Asset Purchase Agreement. During its fiscal year ended June 30, 2003, Horizon Propane sold over 30 million gallons of propane from ninety locations in twelve states. In addition, AmeriGas OLP completed several smaller acquisitions of retail propane businesses and HVAC acquired a heating, ventilation, air conditioning and refrigeration business during the nine months ended June 30, 2004. The pro forma effect of these transactions is not material.

4.    SEGMENT INFORMATION

      We have organized our business units into five reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Utility; (4) Energy Services (comprising Energy Services' gas marketing business and UGID's electricity generation business); and (5) an international LPG segment comprising Antargaz, FLAGA and our international LPG equity investments ("International Propane"). As discussed in Note 3, the preliminary purchase price allocation of AGZ Holding is included in

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      the balance sheet segment information and all of Antargaz' results of operations are included on a consolidated basis beginning April 1, 2004.

      Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and to strengthen our focus on power marketing. As a result of this realignment, the operating results of UGID have been combined with those of Energy Services rather than with UGI Utilities' Electric Utility as previously reported. We have restated our prior-year period segment data to be consistent with the current period presentation.

      The accounting policies of the five segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2003 Annual Report. We evaluate AmeriGas Propane's performance principally based upon the Partnership's earnings before interest expense, income taxes, depreciation and amortization ("Partnership EBITDA"). Although we use Partnership EBITDA to evaluate AmeriGas Propane's profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance of financial condition under accounting principles generally accepted in the United States of America. The Company's definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our Gas Utility, Electric Utility, Energy Services and International Propane segments principally based upon their income before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

4.    SEGMENT INFORMATION (CONTINUED)

Three Months Ended June 30, 2004:

                                                                          Reportable Segments
                                                          --------------------------------------------------------
                                                           AmeriGas      Gas    Electric   Energy    International   Corporate
                                      Total      Elims.    Propane     Utility   Utility  Services      Propane      & Other (a)
                                    ---------   -------   ----------   -------  --------  --------   -------------   ----------
Revenues                            $   823.4   $  (0.9)  $    315.1   $  97.7   $ 21.0   $  217.3    $     156.8    $     16.4
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Cost of sales                       $   531.2   $     -   $    184.0   $  65.1   $  9.6   $  200.8    $      62.2    $      9.5
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Segment profit:
     Operating income (loss)        $    33.9   $     -   $     (4.0)  $   6.9   $  5.5   $   10.2    $      14.3    $      1.0
     Income (loss) from equity
        investees                        (0.6)        -          0.1         -        -          -           (0.7)            -
     Interest expense                   (33.5)        -        (20.5)     (3.9)    (0.6)         -           (8.3)         (0.2)
     Minority interests in
        AmeriGas Partners                14.0         -         14.0         -        -          -              -             -
                                    ---------   -------   ----------   -------   ------   --------    -----------    ----------
     Income (loss) before
        income taxes                $    13.8   $     -   $    (10.4)  $   3.0   $  4.9   $   10.2    $       5.3    $      0.8
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========
     Depreciation and amortization  $    38.5   $     -   $     20.0   $   4.9   $  0.6   $    1.0    $      11.8    $      0.2
     Partnership EBITDA (b)                               $     16.1

Segment assets (at period end)      $ 4,172.4   $(356.3)  $  1,509.7   $ 736.0   $ 88.2   $  201.8    $   1,575.7    $    417.3
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Investments in equity investees
  (at period end)                   $    20.1   $     -   $      3.6   $     -   $    -   $    9.1    $       7.4    $        -
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Goodwill and excess reorganization
  value (at period end)             $ 1,174.8   $     -   $    605.7   $     -   $    -   $    2.8    $     561.0    $      5.3
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Three Months Ended June 30, 2003:

                                                                          Reportable Segments
                                                          --------------------------------------------------------
                                                           AmeriGas      Gas    Electric   Energy    International   Corporate
                                      Total      Elims.    Propane     Utility   Utility  Services      Propane      & Other (a)
                                    ---------   -------   ----------   -------  --------  --------   -------------   ----------

Revenues                            $   623.1   $  (0.6)  $    287.1   $  99.7   $ 20.3   $  191.6    $      11.6    $     13.4
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Cost of sales                       $   430.1   $     -   $    158.0   $  65.2   $  9.7   $  183.5    $       5.8    $      7.9
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Segment profit:
     Operating income (loss)        $     8.4   $     -   $     (5.8)  $   5.5   $  4.5   $    4.3    $      (1.0)   $      0.9
     Income (loss) from equity
        investees                         0.2         -         (0.6)        -        -          -            0.8             -
     Interest expense                   (26.5)        -        (21.5)     (3.5)    (0.4)         -           (1.0)         (0.1)
     Minority interests in
        AmeriGas Partners                14.1         -         14.1         -        -          -              -             -
                                    ---------   -------   ----------   -------   ------   --------    -----------    ----------
     Income (loss) before income
        taxes                       $    (3.8)  $     -   $    (13.8)  $   2.0   $  4.1   $    4.3    $      (1.2)   $      0.8
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========
     Depreciation and amortization  $    26.1   $     -   $     19.0   $   4.4   $  0.8   $    0.7    $       1.1    $      0.1
     Partnership EBITDA (b)                               $     12.6

Segment assets (at period end)      $ 2,771.7   $ (41.1)  $  1,500.9   $ 711.2   $ 85.7   $  179.1    $     171.4    $    164.5
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Investments in equity investees
  (at period end)                   $    41.0   $     -   $      2.9   $     -   $    -   $    9.9    $      28.2    $        -
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Goodwill and excess reorganization
  value (at period end)             $   665.1   $     -   $    598.8   $     -   $    -   $      -    $      62.0    $      4.3
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

      (a) Corporate & Other results of operations principally comprise UGI Enterprises' HVAC operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is eliminated in the segment presentation.

      (b) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended June 30,             2004       2003
---------------------------           --------   --------
Partnership EBITDA                    $   16.1   $   12.6
Depreciation and amortization (i)        (20.0)     (18.9)
Minority interests (ii)                      -       (0.1)
(Income) loss from equity investees       (0.1)       0.6
Loss on extinguishment of debt               -          -
                                      --------   --------
Operating loss                        $   (4.0)  $   (5.8)
                                      ========   ========

      (i) Excludes General Partner depreciation and amortization of $0.1 in the three months ended June 30, 2003.

      (ii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

4.    SEGMENT INFORMATION (CONTINUED)

Nine Months Ended June 30, 2004:

                                                                            Reportable Segments
                                                           ----------------------------------------------------------
                                                           AmeriGas      Gas      Electric   Energy     International   Corporate
                                      Total      Elims.     Propane     Utility   Utility    Services      Propane      & Other (a)
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
Revenues                            $3,033.7    $   (2.2)  $ 1,463.0   $  490.5   $   67.1   $  779.0   $       191.2   $     45.1
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Cost of sales                       $2,042.6    $      -   $   843.7   $  325.2   $   31.6   $  736.8   $        79.1   $     26.2
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Segment profit:
     Operating income               $  323.8    $      -   $   188.8   $   82.8   $   16.8   $   24.0   $         9.8   $      1.6
     Income from equity investees       12.0           -         0.8          -          -          -            11.2            -
     Interest expense                  (86.9)          -       (62.8)     (11.9)      (1.6)         -           (10.2)        (0.4)
     Minority interests in AmeriGas
        Partners                       (64.3)          -       (64.3)         -          -          -               -            -
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
     Income before income taxes     $  184.6    $      -   $    62.5   $   70.9   $   15.2   $   24.0   $        10.8   $      1.2
                                    ========    ========   =========   ========   ========   ========   =============   ==========
     Depreciation and amortization  $   94.3    $      -   $    59.5   $   14.6   $    2.3   $    3.0   $        14.1   $      0.8
     Partnership EBITDA (b)                                $   247.3

Segment assets (at period end)      $4,172.4    $ (356.3)  $ 1,509.7   $  736.0   $   88.2   $  201.8   $     1,575.7   $    417.3
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Investments in equity investees
  (at period end)                   $   20.1    $     -    $     3.6   $      -   $      -   $    9.1   $         7.4   $        -
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Goodwill and excess reorganization
  value (at period end)             $1,174.8    $     -    $   605.7   $      -   $      -   $    2.8   $       561.0   $      5.3
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Nine Months Ended June 30, 2003:

                                                                            Reportable Segments
                                                           ----------------------------------------------------------
                                                           AmeriGas      Gas      Electric   Energy     International   Corporate
                                      Total      Elims.     Propane     Utility   Utility    Services      Propane      & Other (a)
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
Revenues                            $2,498.9    $   (1.8)  $ 1,357.7   $  484.7   $   66.5   $  513.7   $        44.0   $     34.1
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Cost of sales                       $1,638.1    $      -   $   762.0   $  312.6   $   31.3   $  488.9   $        24.4   $     18.9
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Segment profit:
     Operating income               $  300.2    $      -   $   174.0   $   94.1   $   16.6   $   14.1   $         0.6   $      0.8
     Income (loss) from equity
        investees                        7.1           -        (0.5)         -          -          -             7.6            -
     Loss on extinguishment of debt     (3.0)          -        (3.0)         -          -          -               -            -
     Interest expense                  (81.8)          -       (66.0)     (10.7)      (1.7)         -            (3.1)        (0.3)
     Minority interests in AmeriGas
        Partners                       (51.2)          -       (51.2)         -          -          -               -            -
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
     Income before income taxes     $  171.3    $      -   $    53.3   $   83.4   $   14.9   $   14.1   $         5.1   $      0.5
                                    ========    ========   =========   ========   ========   ========   =============   ==========
     Depreciation and amortization  $   75.7    $      -   $    55.0   $   13.6   $    2.3   $    1.2   $         2.9   $      0.7
     Partnership EBITDA (b)                                $   223.8

Segment assets (at period end)      $2,771.7    $  (41.1)  $ 1,500.9   $  711.2   $   85.7   $  179.1   $       171.4   $    164.5
                                    ========    ========   =========   =======    =======    =======    =============   ==========

Investments in equity investees
  (at period end)                   $   41.0    $      -   $     2.9   $      -   $      -   $    9.9   $        28.2   $        -
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Goodwill and excess reorganization
  value (at period end)             $  665.1    $      -   $   598.8   $      -   $      -   $      -   $        62.0   $      4.3
                                    ========    ========   =========   ========   ========   ========   =============   ==========


      (a) Corporate & Other results of operations principally comprise UGI Enterprises' HVAC operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is eliminated in the segment presentation.

      (b) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine months ended June 30,              2004       2003
--------------------------            --------   --------
Partnership EBITDA                    $  247.3   $  223.8
Depreciation and amortization (i)        (59.4)     (54.8)
Minority interests (ii)                    1.7        1.5
(Income) loss from equity investees       (0.8)       0.5
Loss on extinguishment of debt               -        3.0
                                      --------   --------
Operating income                      $  188.8   $  174.0
                                      ========   ========

      (i) Excludes General Partner depreciation and amortization of $0.1 and $0.2 in the nine months ended June 30, 2004 and 2003, respectively.

      (ii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

5.    INTANGIBLE ASSETS

      The Company's intangible assets comprise the following:

                                                 June 30,     September 30,
                                                   2004           2003
-----------------------------------------------------------   ------------
Not subject to amortization:
     Goodwill                                  $    1,081.5   $      578.2
     Excess reorganization value                       93.3           93.3
-----------------------------------------------------------   ------------
                                               $    1,174.8   $      671.5
-----------------------------------------------------------   ------------

Other intangible assets:
     Customer relationships,  noncompete
             agreements and other              $      142.9   $       51.1
     Trademark (not subject to amortization)           21.1              -
-----------------------------------------------------------   ------------
             Gross carrying amount                    164.0           51.1
-----------------------------------------------------------   ------------
             Accumulated amortization                 (23.5)         (16.4)
-----------------------------------------------------------   ------------
     Net carrying amount                       $      140.5   $       34.7
-----------------------------------------------------------   ------------

      The increase in intangible assets during the nine months ended June 30, 2004 principally reflects the acquisitions of AGZ Holding and Horizon Propane. The allocation of AGZ Holding's purchase price to goodwill, customer list, trademark and other intangible assets is preliminary and is subject to revision. Amortization expense of intangible assets was $3.9 million and $7.1 million for the three and nine months ended June 30, 2004, respectively, and $1.9 million and $4.4 million for the three and nine months ended June 30, 2003, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2004 - $10.2 million; Fiscal 2005 - $13.2 million; Fiscal 2006 - $12.7 million; Fiscal 2007 - $12.1 million; Fiscal 2008 - $11.7 million.

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

      During the three and nine months ended June 30, 2004 Energy Services sold trade receivables totaling $219.6 million and $762.7 million, respectively, to ESFC. During the three and nine months ended June 30, 2004, ESFC sold an aggregate $43.0 and $246.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2004, the outstanding balance of ESFC trade receivables was $72.7 million of which no amount was sold to the commercial paper conduit.

      In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2005.

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

      Net periodic expense (income) and other postretirement benefit costs include the following components:

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                                           Other
                                         Pension Benefits         Postretirement Benefits
                                        -------------------       -----------------------
                                        Three Months Ended          Three Months Ended
                                              June 30,                    June 30,
                                        -------------------       -----------------------
                                          2004       2003             2004       2003
-----------------------------------------------------------------------------------------
Service cost                            $    1.2   $    1.1         $      -   $      -
Interest cost                                3.2        3.2              0.4        0.4
Expected return on assets                   (4.3)      (4.5)            (0.1)      (0.1)
Amortization of:
        Transition (asset) obligation       (0.3)      (0.4)             0.2        0.2
        Prior service cost                   0.2        0.2                -          -
        Actuarial loss                       0.3        0.1              0.1          -
---------------------------------------------------------------------------------------
Net benefit cost (income)                    0.3       (0.3)             0.6        0.5
Change in regulatory assets
               and liabilities                 -          -              0.3        0.3
---------------------------------------------------------------------------------------
Net expense (income)                    $    0.3   $   (0.3)        $    0.9   $    0.8
---------------------------------------------------------------------------------------

                                                                         Other
                                         Pension Benefits       Postretirement Benefits
                                        -------------------   ---------------------------
                                         Nine Months Ended         Nine Months Ended
                                              June 30,                 June 30,
                                        -------------------   ---------------------------
                                          2004       2003         2004           2003
-----------------------------------------------------------------------------------------
Service cost                            $    3.7   $    3.4   $        0.2   $        0.1
Interest cost                                9.7        9.7            1.3            1.3
Expected return on assets                  (13.0)     (13.5)          (0.4)          (0.3)
Amortization of:
        Transition (asset) obligation       (1.0)      (1.2)           0.7            0.7
        Prior service cost                   0.5        0.5              -              -
        Actuarial loss                       0.9        0.2            0.2            0.1
-----------------------------------------------------------------------------------------
Net benefit cost (income)                    0.8       (0.9)           2.0            1.9
Change in regulatory assets
              and liabilities                  -          -            0.8            0.8
-----------------------------------------------------------------------------------------
Net expense (income)                    $    0.8   $   (0.9)  $        2.8   $        2.7
-----------------------------------------------------------------------------------------

      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ended September 30, 2004. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. UGI Utilities expects to contribute approximately $2.3 million to the VEBA during the year ended September 30, 2004, subject to the actuarial impact, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (as more fully described in Note 11 to Condensed Consolidated Financial Statements). Through June 30, 2004, UGI Utilities has made contributions of approximately $1.8 million to the VEBA.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      The net benefit cost of our unfunded and non-qualified supplemental executive retirement plans includes the following components:

                              Three Months Ended     Nine Months Ended
                                    June 30,              June 30,
                              -------------------   -------------------
                                2004       2003       2004       2003
-----------------------------------------------------------------------
Service cost                  $    0.1   $    0.1   $    0.3   $    0.2
Interest cost                      0.2        0.1        0.5        0.4
Amortization of:
      Transition obligation          -          -        0.1        0.1
      Actuarial loss               0.1        0.1        0.3        0.2
-----------------------------------------------------------------------
Net benefit cost              $    0.4   $    0.3   $    1.2   $    0.9
-----------------------------------------------------------------------

8.    LONG-TERM DEBT

      In conjunction with the Antargaz Acquisition, $445.8 million of long-term debt has been reflected in our Condensed Consolidated Balance Sheet at June 30, 2004.

      In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2004, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011, at an effective interest rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

      In April 2003, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, in April 2003, AmeriGas Partners issued $32 million face amount of 8.875% Senior Notes due 2011, at an effective interest rate of 7.72%, and contributed the net proceeds of $33.7 million to AmeriGas OLP.

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

9.    AMERIGAS PARTNERS COMMON UNIT ACTIVITY

      On May 26, 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering at a public offering price of $25.61 per unit. On June 10, 2004, the underwriters exercised a portion of their overallotment option for the purchase of an additional 100,000 Common Units. The net proceeds of the public offering totaling $51.2 million and associated capital contributions from the General Partner totaling $1.0 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      agreement and for general partnership purposes. Concurrent with this sale of Common Units, the Company recorded a gain in the amount of $22.2 million which is reflected in the Company's balance sheet as an increase in common stockholders' equity in accordance with the guidance in SEC Staff Accounting Bulletin No. 51 "Accounting for Sales of Common Stock by a Subsidiary." The gain had no effect on the Company's net income or cash flow.

10.   COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $13 million at June 30, 2004. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, subsequently assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At June 30, 2004, the potential amount payable under this indemnity by the Company Parties was approximately $61 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009.

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

      By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

      AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP Operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities' operated the MGP in the early 1900s. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has stated an intention to make a claim against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

      On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. In November 2003, the court granted UGI Utilities' motion for summary judgment in part, dismissing all claims premised on a disregard of the separate corporate form of UGI Utilities' former subsidiaries and dismissing claims premised on UGI Utilities' operation of three of the MGPs under operating leases with ConEd's predecessors. The courts reserved decision on the remaining theory of liability, that UGI Utilities was a direct operator of the remaining MGPs. In March 2004, the court granted summary judgment on the remaining claims and dismissed ConEd's complaint. ConEd has appealed.

      By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up a MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

      By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together, the "Northeast Companies"),

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to UGI Utilities. UGI Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

      Antargaz has filed suit against the French tax authorities in connection with the assessment of business tax related to the tax treatment of Antargaz owned tanks at customer locations used to store LPG. Antargaz has recorded a liability for the business tax relating to tanks for the period from January 1, 1997 through June 30, 2004 of approximately 26.8 million euros ($32.7 million). Elf Antar France, now Total France, and Elf Aquitaine, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the business tax related to its tanks for the period from January 1, 1997 through December 31, 2000. In March 2004, the local court rendered a decision against Antargaz which resulted in a 1.7 million euros ($2.1 million) assessment by the tax assessor relating to the business tax at certain sites in the pending suit. Antargaz paid this assessment and was fully reimbursed in April 2004 for this assessment pursuant to the indemnity agreement. Antargaz is appealing the assessment. As of June 30, 2004, the indemnity from the former owners represents approximately 9.4 million euros ($11.4 million) of the business tax liability.

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

11.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Company has not created or obtained any variable interest entities after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

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

      In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 is effective for periods beginning after June 15, 2004. Therefore, the Condensed Consolidated Financial Statements and accompanying footnotes do not reflect the effects of the Act. Under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition, because of the limited number of participants in the postretirement medical benefits program and the current level of postretirement medical benefits, we do not believe the Act will have a material effect on the Company's cash flows.

12.   SUBSEQUENT EVENT - REDEMPTION OF $7.75 UGI UTILITIES SERIES PREFERRED
      STOCK

      On July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 UGI Utilities Series Preferred Stock at a price of $100 per share together with full cumulative dividends. Currently, we intend to fund the redemption of the $7.75 UGI Utilities Series Preferred Stock with proceeds from the issuance of Medium-Term Notes.

                        UGI CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) price volatility and availability of propane, LPG, oil, electricity, and natural gas and the capacity to transport them to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting an increase in revenues; (6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and LPG including liability in excess of insurance coverage; (11) political, regulatory and economic conditions in the United States and in foreign countries; (12) interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; (13) reduced distributions from subsidiaries; and (14) the timing and success of the Company's efforts to develop new business opportunities.

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

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2004 ("2004 three-month period") with the three months ended June 30, 2003 ("2003 three-month period") and (2) the nine months ended June 30, 2004 ("2004 nine-month period") with the nine months ended June 30, 2003 ("2003 nine-month period"). Effective October 1, 2003, our Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2003 three-month period and 2003 nine-month period have been restated to conform to the current period presentation. All of the operating

                        UGI CORPORATION AND SUBSIDIARIES

results of AGZ Holding are included in our consolidated results beginning April 1, 2004. Prior to April 1, 2004, our 19.5% interest in AGZ Holding is reflected in our consolidated results on the equity method of accounting. Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the Condensed Consolidated Financial Statements.

                                Three Months Ended     Nine Months Ended
                                      June 30,             June 30,
                                -------------------   -------------------
                                  2004       2003       2004       2003
-------------------------------------------------------------------------
                                        (Millions of dollars)
Net income (loss):
   AmeriGas Propane (a)         $   (7.0)  $   (8.3)  $   36.7   $   32.1
   Gas Utility                       1.3        1.0       42.1       49.1
   Electric Utility                  3.2        2.5        9.0        8.7
   Energy Services (b)               6.0        2.4       14.0        8.2
   International Propane             4.1       (0.4)      11.8        6.2
   Corporate & Other                 0.7        0.8        0.6        0.2
-------------------------------------------------------------------------
      Total net income (loss)   $    8.3   $   (2.0)  $  114.2   $  104.5
-------------------------------------------------------------------------

(a)   Amounts are net of minority interests in AmeriGas Partners, L.P.

(b) Effective October 1, 2003, the Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2003 three- and nine-month periods have been restated to conform to the current period presentation.

Net income was $8.3 million for the 2004 three-month period compared to a loss of $2.0 million in the 2003 three-month period as a result of the consolidation of Antargaz and improved results across all of our business segments despite the challenges of warmer than normal weather and the high cost of energy products. During the 2004 three-month period average diluted shares were 22% higher reflecting UGI's common share offering used to fund a portion of the purchase price of AGZ Holding.

Net income for the 2004 nine-month period was $9.7 million higher than in the 2003 nine-month period primarily reflecting the effects of improved Antargaz results, including the effects of consolidating all of Antargaz' results of operations beginning April 1, 2004, and the effects of recent acquisitions in our other business segments.

                        UGI CORPORATION AND SUBSIDIARIES

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

                                                                   Increase
Three months ended June 30,             2004        2003          (Decrease)
---------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
Revenues                              $  315.1    $  287.1    $   28.0        9.8 %
Total margin (a)                      $  131.1    $  129.1    $    2.0        1.5 %
Partnership EBITDA (b)                $   16.1    $   12.6    $    3.5       27.8 %
Operating loss                        $   (4.0)   $   (5.8)   $    1.8      (31.0)%
Retail gallons sold (millions)           175.2       182.4        (7.2)      (3.9)%
Degree days - % warmer
  than normal (c)                         (8.0)%      (0.5)%         -          -

GAS UTILITY:
Revenues                              $   97.7    $   99.7    $   (2.0)      (2.0)%
Total margin (a)                      $   32.6    $   34.5    $   (1.9)      (5.5)%
Operating income                      $    6.9    $    5.5    $    1.4       25.5%
Income before income taxes            $    3.0    $    2.0    $    1.0       50.0%
System throughput -
  billions of cubic feet ("bcf")          15.5        15.0         0.5        3.3%
Degree days - % (warmer) colder
  than normal                            (18.7)%      16.3%          -          -

ELECTRIC UTILITY (d):
Revenues                              $   21.0    $   20.3    $    0.7        3.4%
Total margin (a)                      $   10.3    $    9.5    $    0.8        8.4%
Operating income                      $    5.5    $    4.5    $    1.0       22.2%
Income before income taxes            $    4.9    $    4.1    $    0.8       19.5%
Distribution sales - millions of
  kilowatt hours ("gwh")                 221.5       216.3         5.2        2.4%

ENERGY SERVICES (d):
Revenues                              $  217.3    $  191.6    $   25.7       13.4%
Total margin (a)                      $   16.5    $    8.1    $    8.4      103.7%
Income before income taxes            $   10.2    $    4.3    $    5.9      137.2%

INTERNATIONAL PROPANE:
Revenues                              $  156.8    $   11.6    $  145.2       n.m.
Total margin (a)                      $   94.6    $    5.8    $   88.8       n.m.
Operating income (loss)               $   14.3    $   (1.0)   $   15.3       n.m.
Income (loss) from equity investees   $   (0.7)   $    0.8    $   (1.5)      n.m.
Income (loss) before income taxes     $    5.3    $   (1.2)   $    6.5       n.m.

n.m. - not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.1 million in each of the three-month periods ended June 30, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

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

                        UGI CORPORATION AND SUBSIDIARIES

      as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 4 to the Condensed Consolidated Financial Statements).

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

(d) Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. As a result of this realignment, the operating results of UGID's electricity generation business are combined with Energy Services rather than combined with UGI Utilities' Electric Utility (see Note 4 to the Condensed Consolidated Financial Statements).

AMERIGAS PROPANE. Weather based upon heating degree days was 8.0% warmer than normal during the 2004 three-month period compared to weather that was essentially normal in the prior-year three-month period. Notwithstanding the beneficial effects of acquisitions, retail propane volumes sold decreased 7.2 million gallons in the 2004 three-month period due primarily to the warmer than normal weather and price related conservation. Low margin wholesale volumes increased 33.3 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $3.7 million reflecting a $13.3 million increase due to higher average selling prices partially offset by a $9.6 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $21.1 million principally reflecting the higher volumes sold due to product cost hedging activities. Selling prices in the 2004 three-month period were higher than in the prior-year three-month period as the industry continues to experience unusually high propane product costs resulting from, among other things, higher crude oil and natural gas prices. Total cost of sales increased $26.1 million primarily reflecting the previously mentioned increase in wholesale volumes sold and higher propane product costs. Total margin increased $2.0 million principally due to higher average retail propane unit margins partially offset by the lower retail volumes sold.

Partnership EBITDA increased $3.5 million in the 2004 three-month period reflecting (1) the previously mentioned increase in total margin, (2) a $1.0 million decrease in operating and administrative expenses and (3) a $0.5 million increase in other income. The decrease in operating and administrative expenses was due to the absence of $3.0 million of expenses associated with initiating the management realignment in June 2003, the continued beneficial effects on operating expenses of the realignment, and lower incentive compensation expenses. These decreases were partially offset by incremental operating and administrative expenses associated with the Horizon Propane and Active Propane acquisitions. Operating loss in the 2004 three-month period improved less than the increase in Partnership EBITDA due to higher depreciation and amortization expense related to recent acquisitions and higher depreciation associated with PPX(R).

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 three-month period based upon heating degree days was 18.7% warmer than normal compared with weather that was 16.3% colder than normal in the 2003 three-month period. Notwithstanding the warmer weather, total distribution system throughput increased 0.5 bcf or 3.3% reflecting higher volumes transported for delivery service customers and the volume effects of year-over-year firm- residential, commercial and industrial ("retail core-market") customer growth. The decrease in Gas Utility revenues during the 2004 three-month period principally reflects a $7.9 million decrease in revenues from retail core-market customers as a result of lower retail core-market sales partially offset by an increase in revenues from off-system sales. Retail core-market average purchased gas cost ("PGC") rates were slightly higher during the 2004 three-month period. Gas Utility cost of gas was $65.1 million in the 2004 three-month period compared to $65.2 million in the 2003 three-month period reflecting the effects of the previously mentioned lower

                        UGI CORPORATION AND SUBSIDIARIES

retail core-market sales substantially offset by the effects of the higher off-system sales and higher average PGC rates.

The decline in Gas Utility total margin reflects a $2.2 million decline in retail core-market total margin resulting from the lower volumes sold partially offset by higher commercial and industrial delivery service total margin reflecting greater volumes transported.

Gas Utility operating income increased $1.4 million in the 2004 three-month period principally reflecting a $3.8 million decline in operating and administrative expenses partially offset by the previously mentioned decline in total margin. The decrease in operating and administrative expenses is due in large part to the absence of costs related to settling an environmental claim in the prior-year three-month period and, to a lesser extent, lower stock-based incentive compensation costs in the current-year three-month period. The increase in Gas Utility income before income taxes reflects the previously mentioned higher operating income offset by a $0.4 million increase in interest expense in the 2004 three-month period principally as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity" ("SFAS 150").

ELECTRIC UTILITY. Electric Utility's 2004 three-month period kilowatt-hour sales and revenues were slightly higher than in the prior-year period due in large part to greater air conditioning sales partially offset by the adverse effects of warmer spring weather on heating-related sales. Temperatures based upon the number of heating degree days in the 2004 three-month period were approximately 22.9% warmer than in the prior-year period. Electric Utility's cost of sales was essentially equal with the prior-year period.

Electric Utility total margin in the 2004 three-month period increased $0.8 million principally as a result of the previously mentioned increased sales. Operating income and income before income taxes were higher in the 2004 three-month period principally reflecting the increase in total margin.

ENERGY SERVICES. The increase in Energy Services revenues in the 2004 three-month period resulted primarily from (1) the effects of UGID's June 2003 purchase of an additional 4.9% (83 megawatt) interest in the Conemaugh electricity generation station ("Conemaugh"), and (2) a 6.5% increase in natural gas volumes sold. Total margin from Energy Services' gas marketing business increased $5.2 million in the 2004 three-month period principally a result of higher average unit margins reflecting a greater proportion of annual fixed-price customer contracts and, to a lesser extent, the higher volumes sold. Under these contracts, customers pay an average fixed price for the natural gas they purchase throughout the year. Although the unit margin and the total margin to be earned over the term of these contracts is fixed, margin realization is seasonal because gas costs are generally higher and unit margins lower, during the peak heating season months of late fall and winter, while gas costs are generally lower and unit margins higher, during the late spring and summer months. Total margin from UGID's electricity generation business increased $3.2 million reflecting the additional interest in Conemaugh.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses resulting from the purchase of the additional interest in Conemaugh.

INTERNATIONAL PROPANE. International Propane results of operations in the 2004 three-month period have significantly increased compared to the 2003 three-month period due to the consolidation of all of Antargaz' operations beginning April 1, 2004 which resulted from the acquisition of the remaining

                        UGI CORPORATION AND SUBSIDIARIES

80.5% ownership interests in AGZ Holding (the "Antargaz Acquisition"). Antargaz' revenues, margin and operating income during the 2004 three-month period were $144.1 million, $88.6 million and $14.5 million, respectively. Antargaz sold approximately 64 million gallons of LPG while experiencing weather that was 8% warmer than normal during the 2004 three-month period. FLAGA's revenues increased slightly on lower volumes sold. FLAGA's higher revenues primarily reflect the currency translation effects of a stronger euro.

The increase in International Propane operating income reflects Antargaz' operating income and to a much lesser extent a lower base-currency FLAGA operating loss in the 2004 three-month period.

Income from equity investees declined in the 2004 three-month period due to the absence of our 19.5% equity investment in AGZ Holding and a loss from Antargaz' equity investment, which is accounted for under the equity method of accounting.

The increase in income before income taxes reflects the increase in operating income partially offset by greater interest expense as a result of the Antargaz Acquisition.

                        UGI CORPORATION AND SUBSIDIARIES

2004 NINE-MONTH PERIOD COMPARED WITH 2003 NINE-MONTH PERIOD

                                                                Increase
Nine months ended June 30,           2004        2003          (Decrease)
------------------------------------------------------------------------------
(Millions of dollars)
AMERIGAS PROPANE:
Revenues                           $1,463.0    $1,357.7    $  105.3        7.8%
Total margin (a)                   $  619.3    $  595.7    $   23.6        4.0%
Partnership EBITDA                 $  247.3    $  223.8    $   23.5       10.5%
Operating income                   $  188.8    $  174.0    $   14.8        8.5%
Retail gallons sold (millions)        883.6       900.0       (16.4)      (1.8)%
Degree days - % (warmer) colder
  than normal                          (4.6)%       0.9%          -          -

GAS UTILITY:
Revenues                           $  490.5    $  484.7    $    5.8        1.2%
Total margin (a)                   $  165.3    $  172.1    $   (6.8)      (4.0)%
Operating income                   $   82.8    $   94.1    $  (11.3)     (12.0)%
Income before income taxes         $   70.9    $   83.4    $  (12.5)     (15.0)%
System throughput -
  billions of cubic feet ("bcf")       70.0        70.7        (0.7)      (1.0)%
Degree days - % (warmer) colder
  than normal                          (2.0)%       8.3%          -          -

ELECTRIC UTILITY:
Revenues                           $   67.1    $   66.5    $    0.6        0.9%
Total margin (a)                   $   31.9    $   31.6    $    0.3        0.9%
Operating income                   $   16.8    $   16.6    $    0.2        1.2%
Income before income taxes         $   15.2    $   14.9    $    0.3        2.0%
Distribution sales - millions of
  kilowatt hours ("gwh")              747.2       741.8         5.4        0.7%

ENERGY SERVICES:
Revenues                           $  779.0    $  513.7    $  265.3       51.6%
Total margin (a)                   $   42.2    $   24.8    $   17.4       70.2%
Income before income taxes         $   24.0    $   14.1    $    9.9       70.2%

INTERNATIONAL PROPANE:
Revenues                           $  191.2    $   44.0    $  147.2       n.m.
Total margin (a)                   $  112.1    $   19.6    $   92.5       n.m.
Operating income                   $    9.8    $    0.6    $    9.2       n.m.
Income from equity investees       $   11.2    $    7.6    $    3.6       n.m.
Income before income taxes         $   10.8    $    5.1    $    5.7       n.m.

n.m. - not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.6 million in each of the nine-month periods ended June 30, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

AMERIGAS PROPANE. Based upon heating degree day data, temperatures in the 2004 nine-month period were 4.6% warmer than normal compared to temperatures that were 0.9% colder than normal in the prior-year nine-month period. Notwithstanding volume growth from acquisitions, retail propane volumes sold decreased slightly in the 2004 nine-month period due principally to the effects of the

                        UGI CORPORATION AND SUBSIDIARIES

warmer weather in the 2004 nine-month period. Low margin wholesale volumes increased 11.6 million gallons primarily reflecting the effects of product cost hedging activities.

Retail propane revenues increased $71.6 million as a $92.6 million increase due to higher average selling prices was partially offset by a $21.0 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $24.9 million due to a $17.9 million increase due to higher average selling prices and a $7.0 million increase due to the higher volumes sold relating to product cost hedging activities. Retail and wholesale selling prices were higher during the 2004 nine-month period principally as a result of the continued high propane product costs within the industry. Although total propane volumes decreased slightly, total cost of sales increased $81.7 million reflecting the effects of higher propane product costs, the previously mentioned increase in wholesale volumes sold and, to a lesser extent, greater costs associated with increased non-propane sales and services.

Total margin increased $23.6 million as a result of (1) recent acquisitions and higher average retail propane unit margins on reduced gallons sold and (2) a $4.3 million increase in margin from non-propane sales and services. Notwithstanding the previously mentioned increase in propane product costs, retail and wholesale propane unit margins were higher than in the 2003 nine-month period reflecting the effects of higher average selling prices.

Partnership EBITDA increased $23.5 million in the 2004 nine-month period reflecting (1) the previously mentioned increase in total margin, (2) a $4.4 million increase in other income, and (3) the absence of a $3.0 million loss on extinguishment of long-term debt in the prior year nine-month period. These increases were partially offset by an $7.3 million increase in operating and administrative expenses principally due to higher compensation and distribution expenses resulting from the impact of Horizon Propane and other recent acquisitions, partially offset by the absence of $3.0 million of expenses associated with initiating the management realignment in June 2003 and the continued beneficial effects on operating expenses of the realignment. Other income in the 2004 nine-month period increased principally due to greater income from finance charges, while other income in the prior-year nine-month period was reduced by a $1.0 million charge due to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

Operating income in the 2004 nine-month period increased less than the increase in Partnership EBITDA due to higher depreciation and amortization expense related to recent acquisitions, higher depreciation associated with PPX(R) and the absence of the aforementioned loss on extinguishment of long-term debt. Net income in the 2004 nine-month period increased to $124.7 million from $103.4 million in the 2003 nine-month period due to (1) the increase in operating income, (2) a $3.2 million decrease in interest expense, and (3) the absence of the aforementioned $3.0 million loss on extinguishment of long-term debt in the 2003 nine-month period. Interest expense decreased principally as a result of lower long-term debt outstanding.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 nine-month period was 2.0% warmer than normal compared with weather that was 8.3% colder than normal in the 2003 nine-month period. Total distribution system throughput decreased 0.7 bcf or 1.0% as the adverse effects of the warmer weather on heating-related sales to retail core-market customers were partially offset by greater volumes transported for delivery service customers and the volume effects of year-over-year retail core-market customer growth. The increase in Gas Utility revenues during the 2004 nine-month period includes a $15.6 million increase in revenues from off-system sales partially offset by lower retail core-market and delivery service revenues. The decline in retail core-market revenues reflects the effects of the reduced retail core-market volumes partially offset by higher average PGC rates. Gas Utility cost of gas was $325.2 million in the 2004 nine-month period compared to $312.6 million in the 2003 nine-

                        UGI CORPORATION AND SUBSIDIARIES

month period reflecting greater cost of gas associated with the higher off-system sales and the higher average PGC rates partially offset by the effects of the lower retail core-market volumes sold.

Gas Utility total margin declined $6.8 million principally reflecting a $5.1 million decline in retail core-market margin and also reflecting the effects of lower volumes transported for small weather-sensitive delivery service customers.

Gas Utility operating income declined $11.3 million in the 2004 nine-month period principally reflecting the previously mentioned decline in total margin, lower other income, and a $1.0 million increase in depreciation expense partially offset by a decrease in operating and administrative expenses. Other income declined $4.9 million due in large part to a $2.9 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses decreased $1.4 million due in large part to the absence of costs related to settling an environmental claim recorded in the prior-year nine-month period and lower distribution system maintenance expenses partially offset by increases in provisions for injuries and damages claims and higher compensation and benefits expenses. The decrease in Gas Utility income before income taxes reflects the decline in operating income and higher interest expense in the 2004 nine-month period principally as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with SFAS 150.

ELECTRIC UTILITY. Electric Utility's 2004 nine-month period kilowatt-hour sales and revenues were slightly higher than in the prior-year period due in large part to greater air conditioning sales partially offset by the adverse effects of warmer winter weather on heating-related sales. Temperatures based upon heating degree days in the 2004 nine-month period were approximately 7.4% warmer than in the prior-year period. Electric Utility's cost of sales increased $0.4 million reflecting higher purchased power costs.

Electric Utility total margin in the 2004 nine-month period increased $0.3 million principally as a result of the previously mentioned increase in sales. Operating income and income before income taxes were higher in the 2004 nine-month period principally reflecting the increase in total margin.

ENERGY SERVICES. The increase in Energy Services revenues in the 2004 nine-month period resulted primarily from (1) a more than 35% increase in natural gas volumes sold due in large part to the March 2003 acquisition of the northeastern U.S. gas marketing business of TXU Energy Retail Company, L.P., a subsidiary of TXU Energy (the "TXU Energy Acquisition"), and to a lesser extent customer growth, and (2) the effects of UGID's June 2003 purchase of an additional 4.9% (83 megawatt) interest in Conemaugh. Total margin from Energy Services' gas marketing business increased $6.5 million in the 2004 nine-month period principally due to the higher natural gas volumes sold. Total margin from UGID's electricity generation business increased $10.9 million reflecting the additional interest in Conemaugh and higher unit margins.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses resulting from our purchase of the additional interest in Conemaugh and the TXU Energy Acquisition.

INTERNATIONAL PROPANE. International Propane's revenues increased significantly during the 2004 nine-month period principally due to including all of Antargaz' results of operations on a consolidated basis beginning April 1, 2004. Total margin increased primarily due to the Antargaz Acquisition and a $4.0 million increase in FLAGA's margin. FLAGA's margin increased in the 2004 nine-month period as a result of the effects of a stronger euro on slightly improved base-currency margin.

                        UGI CORPORATION AND SUBSIDIARIES

The increase in operating income principally reflects the previously mentioned increases in margin partially offset by higher operating expenses as a result of the Antargaz Acquisition. Antargaz' operating income was partially offset by a loss of $9.1 million resulting from the settlement of contracts for the forward purchase of euros. FLAGA's operating income increased during the 2004 nine-month period primarily reflecting lower operating expenses which were partially offset by the effects of a stronger euro.

Income from equity investees in the 2004 nine-month period includes equity investee income from our 19.5% ownership interest in AGZ Holding through March 31, 2004. The $3.6 million increase over the 2003 nine-month period primarily reflects higher income from AGZ Holding.

The increase in income before income taxes reflects the combined increase in Antargaz results as an equity investee and on a consolidated basis and the previously mentioned increase in FLAGA operating income partially offset by interest expense.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $185.4 million at June 30, 2004 compared with $192.1 million at September 30, 2003. These amounts include $34.6 million and $116.3 million at June 30, 2004 and September 30, 2003, respectively, of cash, cash equivalents and short-term investments held by UGI. The decline in cash, cash equivalents and short-term investments held by UGI at June 30, 2004 compared to September 30, 2003 is a result of funding a portion of the Antargaz Acquisition purchase price partially offset by dividends received from subsidiaries including total fiscal 2004 dividends from Antargaz of $53.6 million. See Note 3 to the Condensed Consolidated Financial Statements.

The Company's long-term debt outstanding at June 30, 2004 totaled $1,670.2 million (including current maturities of $115.4 million) compared to $1,223.5 million of long-term debt (including current maturities of $65.0 million) at September 30, 2003 (see Note 8 to the Condensed Consolidated Financial Statements). In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011, at an effective interest rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.

On May 26, 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering at a public offering price of $25.61 per unit. On June 10, 2004, the underwriters partially exercised their overallotment option in the amount of 100,000 Common Units. The net proceeds of the public offering totaling $51.2 million and associated capital contributions from the General Partner totaling $1.0 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. Concurrent with this sale of Common Units, the Company recorded a gain in the amount of $22.2 million which is reflected in the Company's balance sheet as an increase in common stockholders' equity in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The gain had no effect on the Company's net income or cash flow.

AmeriGas OLP's Credit Agreement expires on October 15, 2006 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides

                        UGI CORPORATION AND SUBSIDIARIES

AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $42.8 million at June 30, 2004. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities and common units in underwritten public offerings in each of the last three fiscal years. Most recently, it has issued debt securities in April 2004 and issued common units in an underwritten public offering in May 2004. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements expire in June 2006 and 2007. At June 30, 2004, UGI Utilities had $30.1 million in borrowings outstanding under these revolving credit agreements. In addition, UGI Utilities has an uncommitted arrangement with a major bank under which it may borrow up to $20 million. At June 30, 2004, there were no borrowings outstanding under this arrangement. Amounts outstanding under the revolving credit agreements and the uncommitted arrangement are classified as bank loans on the Condensed Consolidated Balance Sheets. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $40 million of Medium-Term Notes or other debt securities.

On July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 UGI Utilities Series Preferred Stock at a price of $100 per share together with full cumulative dividends. Currently, we intend to fund the redemption of the $7.75 UGI Utilities Series Preferred Stock with proceeds from the issuance of Medium-Term Notes.

Energy Services has a $100 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring on August 26, 2006, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $100 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At June 30, 2004, the outstanding balance of ESFC receivables was $72.7 million of which no amount was sold to the commercial paper conduit.

In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the

                        UGI CORPORATION AND SUBSIDIARIES

collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2005.

Antargaz has a variable interest rate Senior Facilities Agreement consisting of a 202 million euro ($246.4 million) term loan and a 50 million euro ($61.0 million) revolver which expires June 2008. In May 2004, the Senior Facilities Agreement was amended to eliminate the change of control provision as a result of the Antargaz Acquisition. As of June 30, 2004 there were no borrowings outstanding under the revolver.

The Senior Facilities Agreement and the Trust Deed, dated July 23, 2002, among AGZ Finance, a subsidiary of AGZ Holding, as issuer, AGZ Holding, as guarantor, and the Bank of New York, as trustee, ("Trust Deed") relating to 165 million euros principal amount of 10% Senior Notes due 2011 restrict the ability of AGZ Holding to, among other things, incur additional indebtedness, make investments, incur liens, prepay indebtedness, and effect mergers, consolidations and sales of assets. Under these agreements, AGZ Holding is generally permitted to make restricted payments, such as dividends, equal to 50% of consolidated net income, as defined in each respective agreement, for (1) the immediately preceding fiscal year, in the case of the Senior Facilities Agreement, and (2) on a cumulative basis since July 2002, in the case of the Trust Deed, if no event of default exists or would exist upon payment of such restricted payment.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, propane and electricity consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally inventories and accounts receivable, is generally greatest. The Company's major business units, except for Antargaz, regularly use revolving credit facilities, or in the case of Energy Services its Receivables Facility, to satisfy their seasonal operating cash flow needs. Cash flow from operating activities was $184.8 million in the 2004 nine-month period compared to $205.3 million in the 2003 nine-month period. The decrease in operating cash flow primarily reflects higher cash required to fund changes in operating working capital. Cash flow from operating activities before changes in operating working capital was $279.6 million in the 2004 nine-month period compared with $245.9 million in the prior-year nine-month period. Changes in operating working capital used $94.8 million in the 2004 nine-month period and $40.6 million in the 2003 nine-month period.

INVESTING ACTIVITIES. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, investments in and distributions from our equity investees, changes in short-term investments and proceeds from sales of assets. Cash flow used in investing activities was $338.5 million in the 2004 nine-month period compared to $198.8 million in the prior-year period. We spent $283.7 million principally reflecting the Antargaz Acquisition and the acquisition of Horizon Propane, net of cash acquired. The cash provided by the decrease in short-term investments was primarily used to fund a portion of the purchase price of the remaining 80.5% interests in AGZ Holding.

FINANCING ACTIVITIES. Cash flow provided by financing activities was $172.6 million in the 2004 nine-month period compared with $79.1 million of cash used in the prior-year nine-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowing under revolving credit facilities, dividends and distributions on UGI Common Stock and

                        UGI CORPORATION AND SUBSIDIARIES

AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI Common Stock. The proceeds from the issuance of 7.8 million shares of UGI Common Stock totaling approximately $239 million were primarily used to fund the Antargaz Acquisition.

We paid cash dividends on UGI Common Stock of $40.4 million and $35.6 million during the nine-months ended June 30, 2004 and 2003, respectively. Also, the Partnership paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units during both of the nine-month periods ended June 30, 2004 and 2003.

ANTARGAZ ACQUISITION

On March 31, 2004 (the "Closing Date"), UGI, through its subsidiary, UGI Bordeaux Holding (as assignee of UGI France, Inc. ("UGI France")), completed its acquisition of the remaining outstanding 80.5% ownership interests of AGZ Holding, a French corporation and the parent company of Antargaz, a French corporation and a leading distributor of liquefied petroleum gases in France, pursuant to the terms of (i) a Share Purchase Agreement dated as of February 17, 2004, by and among UGI France, UGI, PAI partners, a French corporation ("PAI"), and certain officers, directors and managers of AGZ Holding and Antargaz and their affiliates, and (ii) that certain Medit Joinder Agreement dated February 20, 2004, by and among UGI France, UGI, Medit Mediterranea GPA, S.r.L., a company incorporated under the laws of Italy ("Medit"), and PAI (referred to herein as the "Antargaz Acquisition").

The purchase price on the Closing Date of 261.8 million euros or $319.2 million (excluding transaction fees and expenses) was subject to post-closing working capital and net debt adjustments. UGI used $230.2 million of cash proceeds from its public offering of 7.5 million shares of its common stock in March 2004, and $89.0 million of available cash to pay the purchase price. The purchase price was negotiated at arms length by UGI with the other owners of AGZ Holding's issued and outstanding capital stock. In accordance with the Share Purchase Agreement, UGI paid an additional 5.8 million euros ($7.1 million) as a result of post-closing adjustments. In addition, the preliminary purchase price allocation reflects transaction fees and expenses of $5.9 million.

The Company is currently in the process of completing the review and determination of the fair value of the portion of AGZ Holding's assets acquired and liabilities assumed, principally the fair values of property, plant and equipment and identifiable intangible assets. Accordingly, the allocation of the purchase price is subject to revision and due to the size of the Antargaz Acquisition, revisions, if any, could be material to our financial statements.

The assets, liabilities and equity of AGZ Holding are included in our Condensed Consolidated Balance Sheet as of June 30, 2004. The operating results of all of AGZ Holding are included in our consolidated results beginning April 1, 2004. Prior to April 1, 2004, our 19.5% interest in AGZ Holding is reflected in our Condensed Consolidated Financial Statements on the equity method of accounting.

UGI COMMON DIVIDEND

On July 27, 2004, UGI's Board of Directors declared a quarterly dividend on UGI Common Stock of $0.3125 per share payable on October 1, 2004 to shareholders of record on August 31, 2004. UGI had previously raised the annual dividend rate to $1.25 per share, or $0.3125 per share on a quarterly basis, from $1.14 per share, or $0.2850 per share on a quarterly basis, effective with the regularly scheduled July 1, 2004 dividend payment.

                        UGI CORPORATION AND SUBSIDIARIES

UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION

Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified. As previously mentioned, on July 27, 2004, UGI Utilities' Board of Directors approved the redemption on October 1, 2004 of all 200,000 shares of the $7.75 UGI Utilities Series Preferred Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") revised Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was originally issued in January 2003 and clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 was effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interests created or acquired before February 1, 2003, FIN 46 was effective beginning with our interim period ended March 31, 2004. If certain conditions are met, FIN 46 requires the primary beneficiary to consolidate certain variable interest entities. The Company has not created or obtained any variable interest entities after January 31, 2003. The adoption of FIN 46, as revised, did not have a material effect on the Company's financial position or results of operations.

On December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Among other things, the Act provides for a prescription drug benefit to Medicare beneficiaries on a voluntary basis beginning in 2006. To encourage employers to continue to offer retiree prescription drug benefits, the Act provides for a tax-free subsidy to employers who offer a prescription drug benefit that is at least actuarially equivalent to the standard benefit offered under the Act.

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

In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 is effective for periods beginning after June 15, 2004. Therefore, the Condensed Consolidated Financial Statements and accompanying footnotes do not reflect the effects of the Act. However, under the current ratemaking described above, any increases or decreases in postretirement benefit costs resulting from the Act will not affect our reported results. In addition,

                        UGI CORPORATION AND SUBSIDIARIES

because of the limited number of participants in the postretirement medical benefits program and the current level of postretirement medical benefits, we do not believe the Act will have a material effect on the Company's cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The risk associated with fluctuations in the prices the Partnership pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including swap and option contracts. International Propane's profitability is also sensitive to changes in supply costs. The risk associated with fluctuations in the prices our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. International Propane's profitability is sensitive to changes in LPG supply costs, and International Propane generally attempts to pass on increases in such costs to customers. International Propane may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. FLAGA uses derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Over-the-counter derivative commodity instruments utilized by the Partnership and FLAGA to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts net of associated gains, if any, is included in Gas Utility's PGC recovery mechanism.

Electric Utility purchases its electric power needs from third-party electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005 and January 1, 2006, POLR generation rates for all metered customers may increase up to 4.5% and 7.5%, respectively, of total rates in effect on December 31, 2004. Electric Utility's fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of

                        UGI CORPORATION AND SUBSIDIARIES

replacement power or capacity could negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, borrowings under UGI Utilities' revolving credit agreements and the uncommitted arrangement with a major bank, and a substantial portion of AGZ Holding's and FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. AGZ Holding has effectively fixed the interest rates on a portion of their variable-rate debt through the use of interest rate swaps. At June 30, 2004, combined borrowings outstanding under these agreements, excluding the effectively fixed portion of AGZ Holding's variable-rate debt, totaled $158.0 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratios. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2004. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2004. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; and (4) interest rates on ten-year U.S. treasury notes.

                        UGI CORPORATION AND SUBSIDIARIES

                                                  Change in
                                     Fair Value   Fair Value
------------------------------------------------------------
(Millions of dollars)
June 30, 2004:
  Propane commodity price risk       $      2.7   $     (6.5)
  Natural gas commodity price risk          1.0         (1.4)
  Electricity commodity price risk          1.7         (0.9)
  Interest rate risk                        3.1         (6.3)
------------------------------------------------------------

Gas Utility's exchange-traded natural gas call option contracts are excluded from the table above because any associated net gains or losses are included in Gas Utility's PGC recovery mechanism. Because the Company's derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"), we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

The primary currency for which the Company has exchange rate risk is the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to FLAGA, the net effect of changes in foreign currency exchange rates on their U.S. dollar denominated assets and liabilities would not be material because FLAGA's U.S. dollar denominated financial instrument assets and liabilities are not materially different in amount. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar would reduce their aggregate net book value by approximately $43.3 million, which amount would be reflected in other comprehensive income. In March 2004, the Company entered into a foreign currency swap agreement to hedge a portion of its net investment in foreign operations. This foreign currency swap agreement has been designated as a net investment hedge in a foreign subsidiary and qualifies for hedge accounting. Therefore, any changes in fair value are recorded in other comprehensive income. Upon settlement of the foreign currency swap agreement, any realized gain or loss will remain in other comprehensive income until such foreign operations have been liquidated. As of June 30, 2004, the fair value of our foreign currency swap was a loss of $0.1 million and an adverse change in the value of the euro versus the dollar by 10% would result in a $4.9 million decrease in fair value. The foreign currency swap was settled in July 2004 at a loss of $1.0 million. From time to time, the Company may use derivative instruments to hedge additional portions of its net investments in foreign subsidiaries.

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

(b)   Change in Internal Control over Financial Reporting

      No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

      As described in Note 3 to the Condensed Consolidated Financial Statements included in this report, on March 31, 2004, the Company acquired the remaining outstanding 80.5% ownership in AGZ Holding that it did not already own. The internal control over financial reporting of AGZ Holding and its subsidiaries ("Antargaz") is being aligned with that of the Company as part of the post-acquisition financial integration process. As a result of this continuing integration process, we have extended internal control procedures over quarterly financial reporting to include Antargaz.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            Sag Harbor, New York. By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed UGI Utilities, Inc. ("Utilities") that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up a manufactured gas plant site it owns in Sag Harbor, New York. KeySpan believes that Utilities is responsible for approximately 50% of these costs as a result of Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

            Connecticut Gas Plants. By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from Utilities for past and future remediation costs related to manufactured gas plant operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to Utilities. Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   List of Exhibits:

            10.1 UGI Corporation 2004 Omnibus Equity Compensation Plan, effective as of January 1, 2004 (Incorporated by reference to Exhibit 99.1 of UGI Corporation's Registration Statement No. 333-118147).

            10.2 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of December 16, 2003.

            10.3 UGI Corporation Senior Executive Employee Severance Pay Plan, as amended December 16, 2003.

            10.4 UGI Corporation Severance Plan for Exempt Employees in Salary Grades 70-75 and Salary Grades 57-60, as amended December 16, 2003.

            10.5 Amendment Agreement dated June 18, 2004, relating to the Senior Facilities Agreement dated June 26, 2003, as Amended and Restated, between AGZ Holding, as Parent, Antargaz, the Senior Lenders, (as defined therein) and Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent.

            10.6 Creditor Accession Agreement dated June 18, 2004, between UGI Bordeaux Holding, as the New Investor, and Calyon, as Security Agent.

            10.7 Letter of Undertakings dated June 18, 2004, by UGI Bordeaux Holding to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement).

                        UGI CORPORATION AND SUBSIDIARIES

            10.8 Tax Consolidation Agreement, dated June 18, 2004, entered into by UGI Bordeaux Holding and its Subsidiaries named therein.

            31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            * 32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company furnished and filed information in a Current Report on Form 8-K during the third quarter of fiscal year 2004 as follows:

DATE                    ITEM NUMBER(S)     CONTENT
----                    --------------     -------
April 28, 2004                12           Press Release reporting financial
                                           results for the fiscal quarter ended
                                           March 31, 2004.

April 30, 2004               4, 7          Change in Certifying Accountant for
                                           UGI HVAC Enterprises, Inc., UGI
                                           Utilities, Inc. and AmeriGas
                                           Propane, Inc. Savings Plans.

--------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

                                        UGI Corporation
                                        ---------------
                                        (Registrant)

Date: August 13, 2004                   By: /s/ Anthony J. Mendicino
                                        ------------------------------------
                                        Anthony J. Mendicino
                                        Senior Vice President-Finance and
                                        Chief Financial Officer

Date: August 13, 2004                   By: /s/ Michael J. Cuzzolina
                                        ------------------------------------
                                        Michael J. Cuzzolina
                                        Vice President-Accounting and
                                        Financial Control and
                                        Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

10.1 UGI Corporation 2004 Omnibus Equity Compensation Plan, effective as of January 1, 2004 (Incorporated by reference to Exhibit 99.1 of UGI Corporation's Registration Statement No. 333-118147).

10.2 UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of December 16, 2003.

10.3 UGI Corporation Senior Executive Employee Severance Pay Plan, as amended December 16, 2003.

10.4 UGI Corporation Severance Plan for Exempt Employees in Salary Grades 70-75 and Salary Grades 57-60, as amended December 16, 2003.

10.5 Amendment Agreement dated June 18, 2004, relating to the Senior Facilities Agreement dated June 26, 2003, as Amended and Restated, between AGZ Holding, as Parent, Antargaz, the Senior Lenders, (as defined therein) and Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent.

10.6 Creditor Accession Agreement dated June 18, 2004, between UGI Bordeaux Holding, as the New Investor, and Calyon, as Security Agent.

10.7 Letter of Undertakings dated June 18, 2004, by UGI Bordeaux Holding, to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement).

10.8 Tax Consolidation Agreement dated June 18, 2004, entered into by UGI Bordeaux Holding and its Subsidiaries named therein.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

* 32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* This Exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.