Form 10-K
period 2004-09-30
UGI CORP /PA/
filed 2004-12-14
CIK 884614

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on March 31, 2004 was $1,639,692,923.

At November 1, 2004 there were 51,211,198 shares of UGI Corporation Common Stock issued and outstanding.

Documents Incorporated By Reference: Portions of the Annual Report to Shareholders for the year ended September 30, 2004 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2005 are incorporated by reference into Part III of this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]
================================================================================

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I:                          ...................................................................       1

           Items 1. and 2.       Business and Properties............................................       1

           Item 3.               Legal Proceedings..................................................      22

           Item 4.               Submission of Matters to a Vote of Security Holders................      25

PART II:                         ...................................................................      25

           Item 5.               Market for Registrant's Common Equity, Related Stockholder
                                 Matters and Issuer Purchases of Equity Securities..................      25

           Item 6.               Selected Financial Data............................................      27

           Item 7.               Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations..........................................      28

           Item 7A.              Quantitative and Qualitative Disclosures About Market Risk.........      28

           Item 8.               Financial Statements and Supplementary Data........................      28

           Item 9.               Changes in and Disagreements with Accountants on Accounting
                                 and Financial Disclosure...........................................      28

           Item 9A.              Controls and Procedures............................................      28

           Item 9B.              Other Information..................................................      29

PART III:                        ...................................................................      30

           Item 10.              Directors and Executive Officers of Registrant.....................      30

           Item 11.              Executive Compensation.............................................      30

           Item 12.              Security Ownership of Certain Beneficial Owners and Management
                                 and Related Stockholder Matters....................................      30

           Item 13.              Certain Relationships and Related Transactions.....................      31

           Item 14.              Principal Accountant Fees and Services.............................      31

                                                                                                         PAGE
                                                                                                         ----
PART IV:                         ...................................................................      35

           Item 15.              Exhibits and Financial Statement Schedules.........................      35

                                 Signatures.........................................................      48

Index to Financial Statements and Financial Statement Schedules.....................................     F-2

                                      (ii)

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

CORPORATE OVERVIEW

      UGI Corporation is a holding company that distributes and markets energy products and related services through subsidiaries and joint venture affiliates. We are a domestic and international distributor of propane and butane, ("LPG"); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity through our ownership interests in electric generation facilities; a regional marketer of energy commodities; and a provider of heating and cooling services. Our subsidiaries operate principally in the following five business segments:

            -     AmeriGas Propane

            -     International Propane

            -     Gas Utility

            -     Electric Utility

            -     Energy Services

      The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P., ("AmeriGas Partners" or the "Partnership"), which is the nation's largest retail propane distributor. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership; they trade on the New York Stock Exchange under the symbol "APU." We have an effective 46% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company's Consolidated Financial Statements.

      The International Propane segment consists of the LPG distribution businesses of our subsidiaries Antargaz and Flaga, and our joint venture in China. Antargaz is one of the largest distributors of LPG in France. Flaga is the largest LPG distributor in Austria and one of the largest suppliers in the Czech Republic and Slovakia. In China, we participate in an LPG joint venture business in the Nantong region.

      On March 31, 2004, we purchased the approximate 80.5% interest in Antargaz which we did not already own. This acquisition significantly increased the Company's international operations, and beginning in fiscal year 2005, will also significantly increase the percentage of the Company's earnings derived from LPG distribution. For more information on the Antargaz acquisition, see Note 3 to the Company's Consolidated Financial Statements.

      The Gas Utility segment consists of the regulated natural gas distribution business ("Gas Utility") of our subsidiary UGI Utilities, Inc. ("Utilities"), serving approximately 300,000 customers in eastern Pennsylvania. The Electric Utility segment consists of the regulated electric distribution business ("Electric Utility") of Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility and Electric Utility are regulated by the Pennsylvania Public Utility Commission ("PUC").

      The Energy Services segment consists of non-utility, energy-related businesses conducted by a number of subsidiaries. These businesses include (i) marketing of natural gas, oil and electricity in the eastern region of the United States under the trade names GASMARK(R) and POWERMARK(R), and (ii) operating electric generation assets and liquefied natural gas and propane peak-shaving plants in eastern Pennsylvania. In November 2004, Energy Services acquired a propane import and storage facility in Chesapeake, Virginia.

      We also own and operate a heating, ventilation, air conditioning and refrigeration service business serving over 100,000 customers in the Mid-Atlantic region.

BUSINESS STRATEGY

      Since 1999, our strategic direction has focused on growing our propane, natural gas and electric distribution businesses while seeking additional related and complementary growth opportunities. We are employing our core competencies from our existing businesses, as well as using our national scope, international experience, extensive asset base and access to customers, to accelerate growth in our existing business, as well as related and complementary businesses. During fiscal year 2004, we completed a number of transactions in pursuit of this strategy, most importantly the acquisition of the approximate 80.5% ownership interest in Antargaz which we did not already own.

CORPORATE INFORMATION

      UGI was incorporated in Pennsylvania in 1991. UGI Corporation is not subject to regulation by the PUC. It is also exempt from registration as a holding company and not otherwise subject to the Public Utility Holding Company Act of 1935, except for Section 9(a)(2), which regulates the acquisition of voting securities of an electric or gas utility company. Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms "Company" and "UGI," as well as the terms "our," "we," and "its," are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms "AmeriGas Partners" and the "Partnership" are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries.

      The Company's corporate website can be found at www.ugicorp.com. The Company makes available free of charge at this website (under the "Investor Relations and Corporate Governance-SEC filings" caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company's Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation and Management Development Committees of the Board of Directors are also available on the Company's website, under the caption "Investor Relations and Corporate Governance-Corporate Governance." All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

FORWARD-LOOKING STATEMENTS

      Information contained in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

      A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane, butane, oil, electricity and natural gas and the capacity to transport them to market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from alternative energy sources, including alternative energy sources becoming available through, for example, the extension of natural gas lines; (5) failure to acquire new customers thereby reducing or limiting an increase in revenues;
(6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand;
(8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and LPG; (11) political, regulatory and economic conditions in the United States and foreign countries; (12) interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations, particularly in the euro; (13) reduced distributions from subsidiaries; and (14) the timing and success of the Company's efforts to develop new business opportunities.

      These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

                                AMERIGAS PROPANE

      Our domestic propane distribution business is conducted through AmeriGas Partners. As of September 30, 2004, the Partnership operated from approximately 650 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our 46% effective interest in the income or loss of the Partnership, due to the publicly-owned limited partner interest. See Note 1 to the Company's Consolidated Financial Statements.

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

PRODUCTS, SERVICES AND MARKETING

      As of September 30, 2004, the Partnership distributed propane to approximately 1.3 million customers from locations in 46 states. The Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in Canada.

      The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 82% of the Partnership's fiscal year 2004 sales (based on gallons sold) were to retail accounts and approximately 18% were to wholesale customers. Sales to residential customers in fiscal 2004 represented approximately 42% of retail gallons sold; industrial/commercial customers 33%; motor fuel customers 12%; and agricultural customers 7%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 6% of 2004 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership's consolidated revenues.

      The Partnership continues to expand its PPX Prefilled Propane Xchange program ("PPX (R)"). At September 30, 2004, PPX was available at approximately 21,800 retail locations throughout the United States. Sales of our PPX grill cylinders to retailers are included in the commercial/industrial market. The PPX program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders at various retail locations such as home centers, mass merchandisers and grocery and convenience stores.

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

PROPANE SUPPLY AND STORAGE

      The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2004, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. Approximately 83% of the volumes purchased under those agreements were from 10 suppliers, including BP Products North America Inc. and its affiliate BP Marketing Inc. (approximately 28%); Dynegy Midstream Services (approximately 17%); and Enterprise Products Operating LP and its affiliate Canadian Enterprises Gas Products Ltd. (approximately 14%). The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2005. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP, Dynegy and Enterprise Products, no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2004. In certain market areas, however, some suppliers provide

70% to 80% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

      During fiscal year 2004, 92% of the Partnership's supply contracts provided for pricing based upon (i) index formulas using the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provided maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona, Pennsylvania and Virginia, as well as at smaller facilities in several other states.

      Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

      The following graph shows the average prices of propane on the propane spot market during the last five fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.

                       AVERAGE PROPANE SPOT MARKET PRICES

                      [AVERAGE PROPANE SPOT PRICES CHART]

         Mont Belvieu   Conway
Oct-99     45.4550     43.3900
Nov-99     43.4410     38.7780
Dec-99     42.9532     35.2314
Jan-00     56.1090     42.2140
Feb-00     59.7500     47.2630
Mar-00     51.1820     47.8180
Apr-00       46.88       43.64
May-00       51.31       50.81
Jun-00       55.47       56.22
Jul-00       54.88       56.29
Aug-00       58.54       63.52
Sep-00       64.21       70.95
Oct-00       61.82       64.05
Nov-00       60.71       60.45
Dec-00       77.63       79.75
Jan-01       77.27       83.03
Feb-01       59.39       63.03
Mar-01       54.94       57.12
Apr-01       54.37       60.26
May-01       51.20       56.90
Jun-01       43.17       47.70
Jul-01       38.87       43.27
Aug-01       41.54       45.71
Sep-01       41.67       46.53
Oct-01       39.48       44.19
Nov-01       33.04       35.19
Dec-01       30.43       30.34
Jan-02       29.05       26.60
Feb-02       31.20       27.92
Mar-02       37.95       35.93
Apr-02       41.52       40.07
May-02       40.69       38.09
Jun-02       37.51       35.25
Jul-02       37.19       35.47
Aug-02       41.49       41.53
Sep-02       47.17       45.93
Oct-02       47.95       47.12
Nov-02       47.26       48.01
Dec-02       52.40       52.32
Jan-03       60.38       57.70
Feb-03       77.30       73.03
Mar-03       62.77       57.09
Apr-03       50.42       50.28
May-03       54.09       55.41
Jun-03       55.98       59.71
Jul-03       53.01       58.90
Aug-03       54.84       63.63
Sep-03       52.00       59.44
Oct-03       55.44       65.21
Nov-03       54.66       58.12
Dec-03       62.87       64.15
Jan-04       74.35       67.56
Feb-04       69.98       61.99
Mar-04       58.64       56.35
Apr-04       60.62       58.55
May-04       67.65       64.37
Jun-04       67.12       64.27
Jul-04       74.21       71.65
Aug-04       83.84       86.44
Sep-04       80.18       81.98

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

      The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX program (through which consumers can exchange an empty propane grill cylinder for a filled one) and Strategic Accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

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

      Based on the most recent annual survey by the American Petroleum Institute, the 2002 domestic retail market for propane (annual sales for other than chemical uses) was approximately 11.9 billion gallons and, based on LP-GAS magazine rankings, 2003 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 36% of domestic retail sales. Management believes the Partnership's 2004 retail volume represents 9% of the domestic retail market.

PROPERTIES

      As of September 30, 2004, the Partnership owned approximately 89% of its district locations. In addition, the Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties. The Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane.

      The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2004, the Partnership operated a transportation fleet with the following assets:

APPROXIMATE QUANTITY & EQUIPMENT TYPE               % OWNED          % LEASED
         430      Trailers                             94                6
         240      Tractors                             39               61
         180      Railroad tank cars                    0              100
       2,600      Bobtail trucks                       19               81
         350      Rack trucks                          20               80
       2,150      Service and delivery trucks          21               79

Other assets owned at September 30, 2004 included approximately 900,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.3 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,300 large volume tanks which are used for its own storage requirements. The Partnership's subsidiary, AmeriGas Propane, L.P. ("AmeriGas OLP") has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 67% of the Partnership's property, plant and equipment.

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

SEASONALITY

      Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 59% of the Partnership's fiscal year 2004 retail sales volume occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership's first and second fiscal quarters

(October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

      Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

      The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, the Partnership owns and operates real property where such hazardous substances may exist. See Notes 1 and 12 to the Company's Consolidated Financial Statements.

      All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association ("NFPA") Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in a majority of the states in which the Partnership operates. The latest version of NFPA Pamphlet No. 58, adopted by a number of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

      With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. These regulations cover the security of and transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.

EMPLOYEES

      The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2004, the General Partner had approximately 6,100 employees, including approximately 330 temporary and part-time employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

                              INTERNATIONAL PROPANE

      We conduct our international LPG distribution business principally in Europe through our wholly owned subsidiaries Antargaz and Flaga. In March 2004, we purchased the remaining approximate 80.5% equity interest in Antargaz which we did not already own. Antargaz operates in France; Flaga operates in Austria, the Czech Republic and Slovakia. During fiscal year 2004, Antargaz and Flaga sold approximately 336 million and 35 million gallons of LPG, respectively. Our joint venture in China sold approximately 22 million gallons of LPG during fiscal year 2004.

ANTARGAZ

PRODUCTS, SERVICES AND MARKETING

      Antargaz's customer base consists of residential, commercial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz sells LPG in cylinders, and in small, medium and large bulk volumes stored in tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG ("LPGc"). Antargaz sells LPG in cylinders to approximately 28,000 retail outlets such as supermarkets, individually owned stores and gas stations. At September 30, 2004, Antargaz had approximately 211,000 bulk customers and approximately 5 million cylinders in circulation. Approximately 66% of Antargaz' sales (based on volumes) for the 12 months ended September 30, 2004 were cylinder and small bulk, 13% medium bulk, 19% large bulk, and 2% to service stations for automobiles. Antargaz also engages in wholesale sales of LPG and provides logistic, storage and other services to third-party LPG distributors. No single customer represents, or is anticipated to represent, more than 5% of total revenues for Antargaz.

      Sales to small bulk customers represent the largest segment of Antargaz's business in terms of volume, revenue and margin. Small bulk customers are primarily residential and small business users such as restaurants that use LPG mainly for heating and cooking. Small bulk customers also include municipalities, which use LPG for heating sports arenas and swimming pools, and the poultry industry, for use in chicken breeding.

      The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane-filled cylinders accounted for approximately 62% of LPG cylinders for fiscal year 2004, with propane-filled cylinders accounting for the remainder. Propane-filled cylinders are also used to supply fuel for forklift trucks. The demand for butane-filled cylinders has been declining, due to customers gradually changing to other household energy sources for heating and cooking, such as natural gas. Antargaz is seeking to increase demand for propane-filled cylinders through marketing and product innovations.

      Medium bulk customers use propane only, and consist mainly of large residential developments such as housing projects, hospitals, municipalities and medium-sized industrial and agricultural enterprises. Large bulk customers are primarily companies that use LPG in their industrial processes, and large agricultural companies.

LPG SUPPLY AND STORAGE

      Antargaz has an agreement with Totalgaz for the supply of butane and propane, with pricing based on internationally quoted market prices. Under this agreement, 80% of Antargaz's requirements for butane are guaranteed until June 2006 and 50% of its requirements for propane are guaranteed until June 2007. Requirements are fixed annually, and Antargaz is free to develop other sources of supply. For the 2004 fiscal year, Antargaz purchased approximately 95% of its butane needs and 25% of its propane needs from Totalgaz. Antargaz also purchases propane on the international market and, to a lesser degree, purchases butane on the domestic market, under term agreements with international oil and gas trading companies such as SHV Gas Supply and Trading, Shell International Trading and Shipping Company Ltd. ("Stasco") and Vitol S.A. In addition, purchases are made on the spot market from international oil and gas companies such as Den Norske Stats Oldeselshap ("Statoil") and Sonatrach BV, and to a lesser extent from domestic refineries, including those operated by BP France and Esso SAF.

      Antargaz has five primary storage facilities, including three which are located close to deep sea harbor points, and 26 secondary storage facilities. It also manages an extensive logistics and transportation network. Access to harbor points allows Antargaz to diversify its LPG supplies through imports. LPG stored in primary storage facilities is transported to smaller storage facilities by rail, sea and road. At the secondary storage facilities, LPG is filled into cylinders or trucks equipped with tanks and then delivered to customers.

COMPETITION

      The LPG market in France is mature, with limited future growth expected. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Antargaz competes in all product markets on a national level principally with three LPG distribution companies, Totalgaz (owned by Total France), Butagaz (owned by Societe des Petroles Shell) and Compagnie des Gaz de Petrole Primagaz (an independent supplier owned by SHV Holding NV), as well as with a smaller competitor, Vitogaz. On a regional level, Antargaz competes with Repsol France S.A., in markets other than LPGc. Antargaz's competitors are generally affiliates of its LPG suppliers. As a result, its competitors may obtain product at more competitive prices.

SEASONALITY

      Because a significant amount of LPG is used for heating, demand is typically higher during the colder months of the year. Approximately 65% of retail sales volume for fiscal year 2004 occurred during the six months of October through March.

GOVERNMENT REGULATION

      Antargaz's business is subject to various laws and regulations at the national and European levels with respect to protection of the environment, the storage and handling of hazardous materials, the discharge of contaminants into the environment and the safety of persons and property. Following an explosion in 2001 at Grande Pariosse's chemical factory in Toulouse, France new regulations were adopted relating to the safety risks of operations such as Antargaz's, which involve the storage of large amounts of flammable substances.

PROPERTIES

      Antargaz has five primary storage facilities consisting of underground caverns in geological formations, with the exception of Norgal, which is a refrigerated facility. The table below sets forth details of each of these facilities.

                                        Antargaz Storage      Antargaz Storage
                                       Capacity - Propane     Capacity - Butane
                      Ownership %              (m3)                 (m3)
                      -----------      ------------------     -----------------
Norgal                   52.7%                22,600                8,900
Geogaz Lavera            16.7                 17,400               32,500
Donges                   50.0(1)              30,000                    0
Geovexin                 44.9                 54,000                    0
Cobogal                  15.0                  1,300                  900

   (1) Pursuant to a contractual arrangement with the owner.

Antargaz has 26 secondary storage facilities, 14 of which are wholly-owned. The others are partially-owned, through joint ventures.

EMPLOYEES

      At September 30, 2004, Antargaz had approximately 1,200 employees.

FLAGA

      FLAGA distributes LPG principally in Austria, the Czech Republic and Slovakia for residential, commercial, industrial and autogas applications. During fiscal year 2004, FLAGA distributed approximately 33 million gallons of LPG. FLAGA operates from 5 distribution locations in Austria, 2 in the Czech Republic and 2 in Slovakia. In addition, FLAGA has 6 sales offices in the Czech Republic. As of September 30, 2004, FLAGA had a total of 359 employees.

      FLAGA is the market leader for propane distribution in Austria with an estimated 28% overall market share, serving residential, commercial and industrial customers. The retail propane industry in Austria is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas. Competition for renewals and for new customer installations is based on the terms and conditions of tank leases as well as on product prices. Much of FLAGA's Austrian cylinder business is conducted through approximately 600 neighborhood resellers with whom FLAGA has a long business relationship. FLAGA competes with other propane marketers, including competitors located in other eastern European countries. FLAGA also competes with providers of other sources of energy, principally natural gas and wood.

      The market in the Czech Republic for LPG represents approximately 30% of FLAGA's total volume. FLAGA entered the Czech market in 1994 when it purchased a portion of the formerly state-run LPG company from the Czech government as part of its privatization plan. FLAGA's main facility in the Czech Republic is its bulk storage and cylinder filling and repair plant in Hustopece, located in the southeast quadrant of the Czech Republic. Effective September 1, 2004, FLAGA acquired the LPG business of BP in the Czech Republic. Giving effect to this acquisition, FLAGA expects to be the market leader in the Czech Republic with approximately 24% market share. FLAGA estimates that its share of the LPG market in Slovakia is 24%, ranking it second in the country. During fiscal year 2004, FLAGA expanded its LPG cylinder business to Switzerland.

                                   GAS UTILITY

SERVICE AREA; REVENUE ANALYSIS

      Gas Utility distributes natural gas to approximately 300,000 customers in portions of 14 eastern and southeastern Pennsylvania counties through its distribution system of approximately 4,900 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

      System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2004 fiscal year was approximately 82.2 billion cubic feet ("bcf"). System sales of gas to firm-residential, commercial and industrial ("retail core-market") customers accounted for approximately 42% of system throughput, while gas delivery service (gas transported for residential, commercial and industrial customers who bought their gas from others) accounted for approximately 58% of system throughput. Based on the most recent available industry data (2002), residential customers account for approximately 35% of total system throughput by natural gas distribution companies in the United States. By contrast, for the 2004 fiscal year, Gas Utility's residential customers represented 26% of its total system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

      Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with producers and marketers, and storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

      During fiscal year 2004, Gas Utility purchased approximately 50 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 77% of the volumes purchased were supplied under agreements with ten major suppliers. The remaining 23% of gas purchased was supplied by approximately 20 different producers and marketers. Gas supply contracts are generally no longer than one year.

SEASONAL VARIATION

      Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 59% of fiscal year 2004 throughput occurred during the winter season from November through March.

COMPETITION

      Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their perceived reliability, comparative price, and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility's service area are seeking new load, primarily in the new construction market. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.

      In substantially all of its service territory, Utilities is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than Gas Utility. As a result of Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act"), which became effective July 1, 1999, all of Gas Utility's customers, including residential and smaller commercial and industrial customers, have been afforded this opportunity.

      A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to their alternate fuel. Profitability from these customers, therefore, is affected by the difference, or "spread," between the customers' delivered cost of gas and the customers' delivered alternate fuel cost, and the frequency and duration of interruptions. See "Gas Utility and Electric Utility Regulation and Rates - Gas Utility Rates." Commercial and industrial customers representing 22% of total system throughput have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three- to twenty-year terms. Included in these two groups are Gas Utility's ten largest customers in terms of annual volume. All of these customers have contracts, eight of which extend beyond fiscal year 2005. No single customer represents, or is anticipated to represent, more than 5% of the total revenues of Gas Utility.

OUTLOOK FOR GAS SERVICE AND SUPPLY

      Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2005. Supply mix is diversified, market priced, and delivered pursuant to a number of long- and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

      During fiscal year 2004, Gas Utility supplied transportation service to two major cogeneration installations and three electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 10,600 new residential heating customers during fiscal year 2004, which represented a record annual increase. Of those new customers, new home construction accounted for over 8,000 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was approximately 1,200.

      Gas Utility continues to monitor and participate extensively in rulemaking and individual rate and tariff proceedings before the Federal Energy Regulatory Commission ("FERC") affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

      Gas Utility's objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost achievable for reliable and secure supplies. Consistent with that objective, Gas Utility negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

                                ELECTRIC UTILITY

SERVICE AREA; SALES ANALYSIS

      Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2004, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers. Electricity transported for customers who purchased their power from other suppliers represented less than 1% of fiscal year 2004 sales volume.

SOURCES OF SUPPLY

      Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal year 2005. Electric Utility distributes both electricity that it purchases from others and electricity that customers purchase from other suppliers. At September 30, 2004, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future.

COMPETITION

      As a result of the Electricity Generation Customer Choice and Competition Act ("ECC Act") that became effective in 1997, all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Under the ECC Act, Electric Utility remains the provider of last resort ("POLR") for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements, the most recent of which became effective in June 2004 (collectively, the "POLR Settlement.") Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates will increase beginning January 2005 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 20% of total sales of electricity during the 2004 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels for this use.

              GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

      Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

FERC ORDERS 888 AND 889

      In April 1996, FERC issued Orders No. 888 and 889, which established rules for the use of electric transmission facilities for wholesale transactions. FERC has also asserted jurisdiction over the transmission component of electric retail choice transactions. In compliance with these orders, the PJM Interconnection, LLC ("PJM"), of which Utilities is a member, has filed an open access transmission tariff with FERC establishing transmission rates and procedures for transmission within the PJM control area. Under the PJM tariff and associated agreements, Electric Utility is entitled to receive certain revenues when its transmission facilities are used by third parties.

GAS UTILITY RATES

      Effective October 1, 2000, Gas Utility increased its base rates for retail core-market customers and implemented a credit to its purchased gas cost rates (described below). Since December 1, 2001, Gas Utility has reduced its purchased gas cost rates to retail core-market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent they use capacity contracted for by Gas Utility for retail core-market customers. As a result of these changes in its regulated rates, since December 1, 2001, Gas Utility's operating results have been more sensitive to heating season weather and less sensitive to competition from alternative fuels in commercial and industrial markets.

      Gas Utility's gas service tariff contains purchased gas cost ("PGC") rates that provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") that Gas Utility charges for natural gas sold by it, to reflect Gas Utility's projected cost of purchased gas. PGC rates may also be adjusted quarterly, or, under certain conditions monthly, to reflect the actual cost of gas. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Gas Utility has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC
(2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, Gas Utility's PGC rates are adjusted to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

      Electric Utility's POLR rates will increase beginning January 2005 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Pursuant to the requirements of the ECC Act, the PUC is currently developing POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2004, fewer than 1% of Electric Utility's customers have chosen an alternative electricity generation supplier.

STATE TAX SURCHARGE CLAUSES

      Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.

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

EMPLOYEES

      At September 30, 2004, Utilities had approximately 1,000 employees.

                                 ENERGY SERVICES

      We operate the non-utility, energy-related businesses described below through various subsidiaries.

NATURAL GAS AND ELECTRICITY MARKETING

      UGI Energy Services, Inc. ("ESI") conducts our non-utility energy marketing business under the trade names GASMARK(R) and POWERMARK(R). GASMARK(R) sells natural gas directly to approximately 5,400 commercial and industrial customers in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, New York, Ohio, North Carolina and the District of Columbia through the use of the transportation systems of 32 utility systems. Energy Services also sells fuel oil, electricity and LPG to commercial and industrial customers in Pennsylvania, New Jersey and Maryland. During fiscal year 2003, ESI significantly increased its size by acquiring the northeastern gas marketing operations of a subsidiary of TXU Corp. This acquisition added approximately 1,000 customers to ESI's customer base and increased its natural gas sales volume approximately 60%.

      The gas marketing business is a high revenue, low margin business. A majority of GASMARK(R)'s commodity sales are made under fixed price agreements. ESI manages supply cost volatility related to these agreements by entering into exchange-traded natural gas futures contracts and fixed-price supply arrangements with a diverse group of natural gas producers and holders of interstate pipeline capacity. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. ESI also bears the risk for balancing and delivering natural gas to its customers under various pipelines and utility company tariffs.

      Credit is another risk factor in the commodity marketing business. ESI bears the risks of customer defaults and supplier non-performance on commodity and pipeline capacity contracts. ESI seeks to mitigate risk of supplier defaults by diversifying its supply and pipeline transportation purchases across a number of suppliers. ESI uses credit insurance to mitigate a portion of the risk of customer defaults. ESI also requires credit support from certain customers in higher-risk transactions. This credit support can take the form of prepayments, bonds and letters of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures."

      ESI also operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania and propane storage and propane-air mixing stations in Bethlehem, Reading and Steelton, Pennsylvania. In November 2004, ESI purchased a propane import and storage facility located in Chesapeake, Virginia.

ELECTRIC GENERATION

      In June 2003, we increased our ownership interest in the Conemaugh generating station ("Conemaugh") from 1.11% to approximately 6% (102 megawatts). Conemaugh is a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. It is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. In addition, we are a 50% owner of Hunlock Creek Energy Ventures ("Energy Ventures"). The generation assets of Energy Ventures consist of the 48 megawatt, coal-fired Hunlock generating station, located near Kingston, Pennsylvania, and a 44 megawatt, gas-fired turbine generator at the same site. We operate these generation assets. A subsidiary of Allegheny Energy, Inc. is the other general partner in Energy Ventures. Under the joint venture agreement, we have the right to purchase one-half the output of Energy Ventures' generation at cost. We also have the right to require an affiliate of Allegheny Energy, Inc. ("Allegheny") to purchase our ownership interest in Energy Ventures. Allegheny has a corresponding call right on our interest in Energy Ventures. These "put" and "call" rights are effective for a 90-day period commencing January 1, 2006. The output from these generation assets is sold by our subsidiary UGI Development Company ("UGID") on the spot market and under fixed-term contracts. UGID has FERC authority to sell power at market-based rates.

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

                                     HVAC/R

      We conduct a heating, ventilation, air-conditioning and refrigeration service business ("HVAC/R") serving portions of Utilities' gas service area and adjacent Mid-Atlantic region market areas, including Philadelphia suburbs and portions of New Jersey and northern Delaware. This business serves more than 100,000 customers in residential, commercial, industrial and new construction markets. During fiscal year 2004, HVAC/R generated approximately $58 million in revenues and employed approximately 400 people.

                          BUSINESS SEGMENT INFORMATION

      The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's reportable business segments, and to the geographic areas in which we operate, for the 2004, 2003 and 2002 fiscal years appears in Note 19 to the Consolidated Financial Statements contained in our 2004 Annual Report to Shareholders and is incorporated in this Report by reference.

                                    EMPLOYEES

      At September 30, 2004, UGI and its subsidiaries had approximately 9,300 employees.

ITEM 3. LEGAL PROCEEDINGS

      With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

      From the late 1800s through the mid-1900s, Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility.

      Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Utilities is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by Utilities or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. Utilities is currently litigating three claims against it relating to out-of-state sites.

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

      By orders issued in November 2003 and March 2004, the court granted Utilities' motion for summary judgment and dismissed ConEd's complaint. ConEd has appealed.

      City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that Utilities and its predecessors owned and operated the plant from 1901 to 1928. The City believes that it could cost as much as $50 million to clean up the river. Utilities believes that it has good defenses to the claim and is defending the suit.

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

      Savannah, Georgia Matter. AGL previously informed Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of Utilities operated the MGP in the early 1900s. AGL has recently informed Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against Utilities for a share of these costs. Utilities believes that it will have good defenses to any action that may arise out of this site.

      Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy ("KeySpan") informed Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that Utilities is responsible for approximately 50% of these costs as a result of Utilities' alleged direct ownership and operation of the plant from 1885 to 1902. Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.

      Connecticut Gas Plants Matter. By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to Utilities. Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

RELATED MATTER

      UGI Utilities, Inc. v. Insurance Co. of North America, et al. On February 11, 1999, Utilities filed suit in the Court of Common Pleas of Montgomery County, Pennsylvania against more than fifty insurance companies, including Insurance Services, Ltd. (AEGIS). The complaint alleges that the defendants breached contracts of insurance by failing to indemnify Utilities for certain environmental costs. Utilities has now settled with all known solvent defendants and the suit has been dismissed.

OTHER

      Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. The court recently granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and to amend their complaint to name additional parties consistent with such ruling. In 2003, the defendants settled the individual personal injury and property damage claims of the Swigers. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2004.

                               EXECUTIVE OFFICERS

      Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.

PART II:

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      Our Common Stock is traded on the New York and Philadelphia Stock Exchanges under the symbol "UGI." The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2004 FISCAL YEAR                        HIGH                                LOW
4th Quarter                           $37.35                             $30.46
3rd Quarter                            33.40                              29.85
2nd Quarter                            34.35                              31.40
1st Quarter                            34.20                              28.85

2003 FISCAL YEAR                       HIGH                                LOW
4th Quarter                           $33.45                             $28.86
3rd Quarter                            35.05                              29.00
2nd Quarter                            30.57                              24.93
1st Quarter                            26.99                              23.27

DIVIDENDS

      Quarterly dividends on our Common Stock were paid in the 2004 and 2003 fiscal years as follows:

2004 FISCAL YEAR                                        AMOUNT
4th Quarter                                            $0.3125
3rd Quarter                                              0.285
2nd Quarter                                              0.285
1st Quarter                                              0.285

2003 FISCAL YEAR                                        AMOUNT
4th Quarter                                             $0.285
3rd Quarter                                              0.285
2nd Quarter                                              0.275
1st Quarter                                              0.275

HOLDERS

      On November 1, 2004, UGI had 9,479 holders of record of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                      Year Ended
                                                                                     September 30,
                                                          -------------------------------------------------------------------
                                                              2004         2003          2002        2001 (a)      2000 (a)
                                                          -----------  -----------  ------------  ------------  -------------
                                                                     (Millions of dollars, except per share amounts)
FOR THE PERIOD:
INCOME STATEMENT DATA:

 Revenues                                                 $   3,784.7  $   3,026.1  $    2,213.7  $    2,468.1  $    1,761.7
                                                          ===========  ===========  ============  ============  ============
 Income before accounting changes                         $     111.6  $      98.9  $       75.5  $       52.0  $       44.7
 Cumulative effect of accounting changes (b)                        -            -             -           4.5             -
                                                          -----------  -----------  ------------  ------------  ------------
 Net income (c)                                           $     111.6  $      98.9  $       75.5  $       56.5  $       44.7
                                                          ===========  ===========  ============  ============  ============
 Earnings per common share - basic
      Income before accounting changes                    $      2.36  $      2.34  $       1.83  $       1.28  $       1.09
      Cumulative effect of accouting changes, net                   -            -             -          0.11             -
                                                          -----------  -----------  ------------  ------------  ------------
      Net income - basic                                  $      2.36  $      2.34  $       1.83  $       1.39  $       1.09
                                                          ===========  ===========  ============  ============  ============

 Earnings per common share - diluted
      Income before accounting changes                    $      2.31  $      2.29  $       1.80  $       1.27  $       1.09
      Cumulative effect of accouting changes, net                   -            -             -          0.11             -
                                                          -----------  -----------  ------------  ------------  ------------
      Net income - diluted (c) (d)                        $      2.31  $      2.29  $       1.80  $       1.38  $       1.09
                                                          ===========  ===========  ============  ============  ============

 Cash dividends declared per common share                 $      1.17  $      1.13  $      1.083  $      1.050  $      1.017
                                                          ===========  ===========  ============  ============  ============
AT PERIOD END:
BALANCE SHEET DATA:
 Total assets                                             $   4,235.4  $   2,795.2  $    2,628.0  $    2,561.9  $    2,284.3
                                                          ===========  ===========  ============  ============  ============
 Capitalization:
     Debt:
       Bank loans - AmeriGas Propane                      $         -  $         -  $       10.0  $          -  $       30.0
       Bank loans - UGI Utilities                                60.9         40.7          37.2          57.8         100.4
       Bank loans - other                                        17.2         15.9           8.6          10.0           4.3
       Long-term debt  (including current maturities):
            AmeriGas Propane                                    901.4        927.3         945.8       1,005.9         857.2
            Antargaz                                            474.5            -             -             -             -
            UGI Utilities                                       217.2        217.3         248.4         208.4         172.9
            Other                                                76.9         78.9          81.5          80.9          85.5
                                                          -----------  -----------  ------------  ------------  ------------
      Total debt                                              1,748.1      1,280.1       1,331.5       1,363.0       1,250.3
                                                          -----------  -----------  ------------  ------------  ------------
      Minority interests, principally in AmeriGas
          Partners                                              178.4        134.6         276.0         246.2         177.1
      UGI Utilities preferred shares subject
          to mandatory redemption                                20.0         20.0          20.0          20.0          20.0
      Common stockholders' equity                               834.1        498.7         313.8         251.0         242.0
                                                          -----------  -----------  ------------  ------------  ------------
 Total capitalization                                     $   2,780.6  $   1,933.4  $    1,941.3  $    1,880.2  $    1,689.4
                                                          ===========  ===========  ============  ============  ============

RATIO OF CAPITALIZATION:
 Total debt                                                      62.9%        66.2%         68.6%         72.5%         74.0%
 Minority interests, principally in AmeriGas Partners             6.4%         7.0%         14.2%         13.1%         10.5%
 UGI Utilities preferred shares subject
          to mandatory redemption                                 0.7%         1.0%          1.0%          1.1%          1.2%
 Common stockholders' equity                                     30.0%        25.8%         16.2%         13.3%         14.3%
                                                          -----------  -----------  ------------  ------------  ------------
                                                                100.0%       100.0%        100.0%        100.0%        100.0%
                                                          ===========  ===========  ============  ============  ============



(a) Arthur Andersen LLP audited our consolidated financial statements for 2001 and 2000.

(b) Includes cumulative effect of accounting changes associated with (1) the Partnership's changes in accounting for tank fee revenue and tank installation costs and (2) the Company's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

(c) Pro forma net income and diluted earnings per share after applying retroactively the Partnership's changes in accounting for tank installation costs and tank fee revenue are as follows: 2000 - $44.6 and $1.09, respectively.

(d) SFAS No. 142, "Goodwill and Other Intangible Assets," was adopted effective October 1, 2001. Net income and net income per diluted share adjusted to reflect the impact of SFAS No. 142 as if it had been adopted at the beginning of the periods presented are as follows: 2001 - $70.5 and $1.72; 2000 - $59.4 and $1.45, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 27 of UGI's 2004 Annual Report to Shareholders, is incorporated in this Report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on pages 24 and 25 of the UGI 2004 Annual Report to Shareholders and are incorporated in this Report by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Included in the Company's evaluation was consideration of the restatement of previously issued financial statements due to reconsideration of previous judgments related to the provision of deferred taxes in connection with gains recorded in fiscal years 2003 and 2004 in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The Company believes that its reconsideration of previous judgments in the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was not a result of ineffective internal controls or procedures. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

As described in Note 3 to the Company's Consolidated Financial Statements, on March 31, 2004, the Company acquired the remaining outstanding 80.5% ownership in Antargaz that it did not already own. The internal control over financial reporting of Antargaz is being aligned with that of the Company as part of the post-acquisition financial integration process. As a result of this continuing integration process, we have extended internal control procedures over quarterly financial reporting to include Antargaz.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III:

ITEMS 10 THROUGH 14.

      In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2005:

                                                                                    CAPTIONS OF PROXY STATEMENT
                                  INFORMATION                                        INCORPORATED BY REFERENCE
                                  -----------                                        -------------------------
Item 10.       Directors and Executive                                   Election of Directors - Nominees; Corporate
               Officers of Registrant                                    Governance;
                                                                         Board Committees and Meeting Attendance;
                                                                         Securities Ownership of Management - Section
                                                                         16(a) - Beneficial Ownership Reporting Compliance

               The Code of Ethics for the Chief Executive
               Officer and Senior Financial Officers of UGI
               Corporation is available on the Company's website, www.ugicorp.com or by writing to Robert
               W. Krick, Vice President and Treasurer, UGI
               Corporation, P. O. Box 858, Valley Forge, PA
               19482.

Item 11.       Executive Compensation                                    Compensation of Directors
                                                                         Compensation of Executive Officers

Item 12.       Security Ownership of Certain Beneficial Owners           Securities Ownership of Certain Beneficial Owners;
               and Management                                            Securities Ownership of Management

EQUITY COMPENSATION TABLE

      The following table sets forth information as of the end of our 2004 fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

                                                                                                     NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES TO BE        WEIGHTED AVERAGE          REMAINING AVAILABLE FOR
                                        ISSUED UPON EXERCISE OF         EXERCISE PRICE OF        FUTURE ISSUANCE UNDER EQUITY
                                          OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,           COMPENSATION PLANS
                                          WARRANTS AND RIGHTS          WARRANTS AND RIGHTS      (EXCLUDING SECURITIES REFLECTED
           PLAN CATEGORY                          (A)                        (B)                      IN COLUMN (A)) (C)
           -------------               --------------------------      --------------------     -------------------------------
Equity compensation plans                        2,291,708                   $23.65
approved by security holders (1)                   561,454                   $    0                      2,508,796

Equity compensation plans not                      372,752                   $21.97                              0
approved by security holders (2)                     4,200                   $    0

Total                                            3,230,114                   $23.41                      2,508,796

      (1) Column (a) represents 2,291,708 stock options under the 1997 Stock Option and Dividend Equivalent Plan, the 1992 Directors' Stock Plan, the 2000 Directors' Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Omnibus Equity Compensation Plan, and 561,454 phantom share units under the 2004 Omnibus Equity Compensation Plan and the 2000 Stock Incentive Plan.

      (2) Column (a) represents 372,752 stock options under the 1992 and 2002 Non-Qualified Stock Option Plans, and 4,200 one-time bonus awards of phantom restricted stock. Under the 1992 and 2002 Non-Qualified Stock Option Plans, the option exercise price is not less than 100% of the fair market value of the Company's common stock on the date of grant. Generally, options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are non-transferable and generally exercisable only while the holder is employed by the Company or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalization, stock splits, mergers, and other similar corporate transactions affecting the Company's common stock. The phantom restricted awards represent the right to receive a share of stock or an amount based on the value of a share of stock if specified length of service requirements are met.

                                                                               CAPTIONS OF PROXY STATEMENT
                                      INFORMATION                               INCORPORATED BY REFERENCE
                                      -----------                               -------------------------
Item 13.           Certain Relationships and Related Transactions     Compensation of Executive Officers - Stock
                                                                      Ownership Policy and Indebtedness of Management

Item 14.           Principal Accountant Fees and Services             The Independent Public Accountants

      The information concerning the Company's executive officers required by
Item 10 is set forth below.

                               EXECUTIVE OFFICERS

                NAME             AGE                      POSITION
                ----             ---                      --------
Lon R. Greenberg                  54             Chairman, Director, President
                                                 and Chief Executive Officer

Eugene V.N. Bissell               51             President and Chief Executive
                                                 Officer, AmeriGas Propane, Inc.

Michael J. Cuzzolina              59             Vice President - Accounting and Financial
                                                 Control; Chief Accounting Officer and Chief
                                                 Risk Officer

Bradley C. Hall                   51             Vice President - New Business Development

Robert H. Knauss                  51             Vice President and General Counsel

Anthony J. Mendicino              56             Senior Vice President - Finance
                                                 and Chief Financial Officer

David W. Trego                    46             President and Chief Executive Officer,
                                                 UGI Utilities, Inc.

Francois Varagne                  49             Chairman of the Board and
                                                 Chief Executive Officer of Antargaz

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

Eugene V.N. Bissell

      Mr. Bissell is President and Chief Executive Officer of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President - Sales and Marketing (1999 to 2000) and Vice President - Sales and Operations (1995 to
1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (industrial gases) (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President Southern Region for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development. Mr. Bissell is a member of the Board of Directors of the National Propane Gas Association.

Michael J. Cuzzolina

      Mr. Cuzzolina was elected Vice President - Accounting and Financial Control, Principal Accounting Officer and Chief Risk Officer of the Company in July 2004. He served as President and Chief Operating Officer of Flaga GmbH from 1999 to 2004. Mr. Cuzzolina joined the Company in 1974 and previously served as Vice President - Accounting and Financial Control (1984 to 1999).

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

David W. Trego

      Mr. Trego is President and Chief Executive Officer of UGI Utilities, Inc. (since October 2004). He previously served as Vice President-Electric Distribution (2002 to 2004). Prior to that assignment, Mr. Trego served in a number of capacities in the Gas Utility Division, including marketing, operations, customer relations and engineering. He joined Utilities in 1987.

Francois Varagne

      Mr. Varagne is Chairman of the Board and Chief Executive Officer of Antargaz (since 2001), one of the leading LPG distributors in France. Before joining Antargaz, Mr. Varagne was Chairman of the Board and Chief Executive Officer of VIA GTI, a common carrier in France (1998-2001). Prior to that, Mr. Varagne was Chairman of the Board and Chief Executive Officer of Brink's France, a funds carrier (1997 to 1998).

PART IV:

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(3) LIST OF EXHIBITS:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                                               INCORPORATION BY REFERENCE
                                               --------------------------
EXHIBIT NO.                      EXHIBIT                               REGISTRANT        FILING          EXHIBIT
-----------                      -------                               ----------        ------          -------
  3.1        (Second) Amended and Restated Articles of                    UGI        Amendment No. 1 on   3.(3)(a)
             Incorporation of the Company                                            Form 8 to Form 8-B
                                                                                     (4/10/92)

  3.2        Bylaws of UGI as amended through September                   UGI        Form 8-K              3.2
             28, 2004                                                                (9/28/04)

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

  4.5        First Amendment dated as of September 12,        AmeriGas      Form 10-K     4.5
             1997 to Note Agreement dated as of April      Partners, L.P.   (9/30/97)
             12, 1995 ("1995 Note Agreement")

  4.6        Second Amendment dated as of September 15,       AmeriGas      Form 10-K     4.6
             1998 to 1995 Note Agreement                   Partners, L.P.   (9/30/98)

  4.7        Third Amendment dated as of March 23, 1999       AmeriGas      Form 10-Q    10.2
             to 1995 Note Agreement                        Partners, L.P.   (3/31/99)

  4.8        Fourth Amendment dated as of March 16, 2000      AmeriGas      Form 10-Q    10.2
             to 1995 Note Agreement                        Partners, L.P.   (6/30/00)

  4.9        Fifth Amendment dated as of August 1, 2001       AmeriGas      Form 10-K     4.8
             to 1995 Note Agreement                        Partners, L.P.   (9/30/01)

  4.10       Second Amended and Restated Agreement of         AmeriGas      Form 8-K      3.1
             Limited Partnership of AmeriGas Partners,     Partners, L.P.   (12/1/04)
             L.P. dated as of December 1, 2004

  4.11       Second Amended and Restated Agreement of         AmeriGas      Form 10-K     3.1(a)
             Limited Partnership of AmeriGas Propane,      Partners, L.P.   (9/30/04)
             L.P. dated as of December 1, 2004

  4.12       Amended and Restated Agreement of Limited        AmeriGas      Form 10-K     3.8
             Partnership of AmeriGas Eagle Propane, L.P.   Partners, L.P.   (9/30/01)
             dated July 19, 1999

  10.1       Service Agreement (Rate FSS) dated as of            UGI        Form 10-K    10.5
             November 1, 1989 between Utilities and                         (9/30/95)
             Columbia, as modified pursuant to the
             orders of the Federal Energy Regulatory
             Commission at Docket No. RS92-5-000
             reported at Columbia Gas Transmission
             Corp., 64 FERCP. P 61,060 (1993), order
             on rehearing, 64 FERCP. P 61,365 (1993)

*10.2**      UGI Corporation 2004 Omnibus Equity
             Compensation Plan Directors Stock Unit
             Grant Letter dated as of January 8, 2004

                                     INCORPORATION BY REFERENCE
                                     --------------------------
EXHIBIT NO.                  EXHIBIT                         REGISTRANT      FILING     EXHIBIT
-----------                  -------                         ----------      ------     -------
 *10.3**     UGI Corporation 2004 Omnibus Equity
             Compensation Plan Directors Nonqualified
             Stock Option Grant Letter dated as of
             January 8, 2004

 *10.4**     UGI Corporation 2004 Omnibus Equity
             Compensation Plan Utilities Employees
             Performance Unit Grant Letter dated as of
             January 1, 2004

 *10.5**     UGI Corporation 2004 Omnibus Equity
             Compensation Plan UGI Employees Stock Unit
             Grant Letter dated as of January 1, 2004

 10.6**      UGI Corporation Directors Deferred                  UGI        Form 10-K    10.6
             Compensation Plan Amended and Restated as                      (9/30/00)
             of January 1, 2000

 *10.7**     UGI Corporation 2004 Omnibus Equity
             Compensation Plan UGI Employees Performance
             Unit Grant Letter dated as of January 1,
             2004

 10.8**      UGI Corporation Annual Bonus Plan dated             UGI        Form 10-Q    10.4
             March 8, 1996                                                  (6/30/96)

 *10.9**     UGI Corporation 2004 Omnibus Equity
             Compensation Plan AmeriGas Employees
             Nonqualified Stock Option Grant Letter
             dated as of January 1, 2004

 10.10**     UGI Corporation 1997 Stock Option and               UGI        Form 10-Q    10.4
             Dividend Equivalent Plan Amended and                           (3/31/03)
             Restated as of April 29, 2003

 10.11**     UGI Corporation 1992 Directors' Stock Plan          UGI        Form 10-Q    10.2
             Amended and Restated as of April 29, 2003                      (3/31/03)

 *10.12**    UGI Corporation Senior Executive Employee
             Severance Pay Plan as amended December 7,
             2004

 10.12(a)**  AmeriGas Propane, Inc. Executive Employee        AmeriGas      Form 10-K    10.4
             Severance Pay Plan, as amended December 6,    Partners, L.P.   (9/30/04)
             2004.

                                     INCORPORATION BY REFERENCE
                                     --------------------------
EXHIBIT NO.                  EXHIBIT                           REGISTRANT      FILING    EXHIBIT
-----------                  -------                           ----------      ------    -------

  10.13**    UGI Corporation 2000 Directors' Stock                 UGI        Form 10-Q    10.1
             Option Plan Amended and Restated as of                           (3/31/03)
             April 29, 2003

  10.14**    UGI Corporation 2000 Stock Incentive Plan             UGI        Form 10-Q    10.5
             Amended and Restated as of April 29, 2003                        (3/31/03)

  10.15**    1997 Stock Purchase Loan Plan                         UGI        Form 10-K   10.16
                                                                              (9/30/97)

  10.16**    UGI Corporation Supplemental Executive                UGI        Form 10-Q      10
             Retirement Plan Amended and Restated                             (6/30/98)
             effective October 1, 1996

 *10.17**    UGI Corporation 2004 Omnibus Equity
             Compensation Plan, as amended December 7,
             2004

  10.18      Credit Agreement dated as of August 28,            AmeriGas      Form 10-K    10.1
             2003 among AmeriGas Propane, L.P., AmeriGas     Partners, L.P.   (9/30/03)
             Propane, Inc., Petrolane Incorporated,
             Wachovia Bank, National Association, as Agent,
             Issuing Bank and Swing Line Bank, and certain
             banks.

  10.19      Amendment No. 1 dated as of August 30,             AmeriGas      Form 8-K     10.1
             2004, to the Credit Agreement dated as of       Partners, L.P.   (8/30/04)
             August 28, 2003 among AmeriGas Propane,
             L.P., AmeriGas Propane, Inc., Petrolane
             Incorporated, Citicorp USA, Inc., Credit
             Suisse First Boston, Wachovia Bank,
             National Association, as Agent, Issuing
             Bank and Swing Line Bank, and certain
             financial institutions named party thereto.

  10.20      Partnership Agreement of Hunlock Creek             Utilities     Form 10-K   10.24
             Energy Ventures dated December 8, 2001 by                        (9/30/01)
             and between UGI Hunlock Development Company
             and Allegheny Energy Supply Hunlock Creek
             LLC

  10.21      Amendment No. 1 to Partnership Agreement of           UGI        Form 10-K   10.21
             Hunlock Creek Energy Ventures, dated June                        (9/30/03)
             26, 2003, by and between UGI Hunlock
             Development Company and Allegheny Energy
             Supply Hunlock Creek, LLC

                                     INCORPORATION BY REFERENCE
                                     --------------------------
EXHIBIT NO.                EXHIBIT                           REGISTRANT      FILING    EXHIBIT
-----------                -------                           ----------      ------    -------
  10.22      Notice of appointment of Wachovia Bank,          AmeriGas      Form 10-K   10.6
             National Association as collateral Agent      Partners, L.P.   (9/30/03)
             effective as of August 28, 2003, pursuant
             to Intercreditor and Agency Agreement dated
             as of April 19, 1995

  10.23      Intercreditor and Agency Agreement dated as      AmeriGas      Form 10-Q   10.2
             of April 19, 1995 among AmeriGas Propane,     Partners, L.P.   (3/31/95)
             Inc., Petrolane Incorporated, AmeriGas
             Propane, L.P., Bank of America National
             Trust and Savings Association ("Bank of
             America") as Agent, Mellon Bank, N.A. as
             Cash Collateral Sub-Agent, Bank of America
             as Collateral Agent and certain creditors
             of AmeriGas Propane, L.P.

  10.23(a)   First Amendment dated as of July 31, 2001        AmeriGas      Form 10-K   10.8
             to Intercreditor and Agency Agreement dated   Partners, L.P.   (9/30/01)
             as of April 19, 1995

  10.24      General Security Agreement dated as of           AmeriGas      Form 10-Q   10.3
             April 19, 1995 among AmeriGas Propane,        Partners, L.P.   (3/31/95)
             L.P., Bank of America National Trust and
             Savings Association and Mellon Bank, N.A.

  10.24(a)   First Amendment dated as of July 31, 2001        AmeriGas      Form 10-K  10.10
             to General Security Agreement dated as of     Partners, L.P.   (9/30/01)
             April 19, 1995

  10.24(b)   Second Amendment dated as of October 14,         AmeriGas      Form 10-K  10.10(a)
             2004 to General Security Agreement dated as   Partners, L.P.   (9/30/04)
             of April 19, 1995

  10.25      Subsidiary Security Agreement dated as of        AmeriGas      Form 10-Q   10.4
             April 19, 1995 among AmeriGas Propane,        Partners, L.P.   (3/31/95)
             L.P., Bank of America National Trust and
             Savings Association as Collateral Agent and
             Mellon Bank, N.A. as Cash Collateral Agent

  10.25(a)   First Amendment dated as of July 31, 2001        AmeriGas      Form 10-K  10.12
              to Subsidiary Security Agreement dated as    Partners, L.P.   (9/30/01)
              of April 19, 1995

  10.25(b)    Second Amendment dated as of October 14,         AmeriGas     Form 10-K  10.12(a)
              2004 to Subsidiary Security Agreement dated  Partners, L.P.   (9/30/04)
              as of April 19, 1995

                                           INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
-----------------------------------------------------------------------------------------------------------
  10.26       Restricted Subsidiary Guarantee dated as of      AmeriGas           Form 10-Q          10.5
              April 19, 1995 by AmeriGas Propane, L.P.       Partners, L.P.       (3/31/95)
              for the benefit of Bank of America National
              Trust and Savings Association, as
              Collateral Agent

  10.27       Trademark License Agreement dated April          AmeriGas           Form 10-Q          10.6
              19, 1995 among UGI Corporation,                Partners, L.P.       (3/31/95)
              AmeriGas, Inc., AmeriGas Propane, Inc.,
              AmeriGas Partners, L.P. and AmeriGas
              Propane, L.P.

  10.28       Trademark License Agreement, dated April          AmeriGas          Form 10-Q          10.7
              19, 1995 among AmeriGas Propane, Inc.,         Partners, L.P.       (3/31/95)
              AmeriGas Partners, L.P. and AmeriGas
              Propane, L.P.

  10.29       Stock Purchase Agreement dated May 27,           Petrolane         Registration       10.16(a)
              1989, as amended and restated July 31,         Incorporated/    Statement No. 33-
              1989, between Texas Eastern Corporation          AmeriGas,            69450
              and QFB Partners                                   Inc.

  10.30       Pledge Agreement dated September 1999               UGI             Form 10-K         10.28
              between Eastfield International Holdings,                           (9/30/99)
              Inc. and Raiffeisen Zentralbank Osterreich
              Aktiengesellschaft ("RZB")

  10.31       Pledge Agreement dated September 1999               UGI             Form 10-K         10.29
              between EuroGas Holdings, Inc. and RZB                              (9/30/99)

  10.32       Form of Guarantee Agreement dated                   UGI             Form 10-K         10.30
              September 1999 between UGI Corporation                              (9/30/99)
              and RZB relating to loan amount of EURO
              74 million

  10.33       Form of Guarantee Agreement dated                   UGI             Form 10-K         10.33
              September 2000 between UGI Corporation                              (9/30/00)
              and RZB relating to loan amount of EURO
              14.9 million

  10.34       Form of Guarantee Agreement dated                   UGI             Form 10-K         10.34
              September 2000 between UGI Corporation                              (9/30/00)
              and RZB relating to loan amount of EURO
              9 million

 10.34(a)     Amendments dated October 11, 2001 to                UGI             Form 10-K         10.34(a)
              September 1999 Guarantee Agreements                                 (9/30/02)
               between UGI Corporation and RZB

                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
-----------------------------------------------------------------------------------------------------------
  10.35**     Description of Change of Control                    UGI             Form 10-K         10.33
              arrangements for Messrs. Greenberg,                                 (9/30/99)
              Cuzzolina, Hall, Knauss and Mendicino

 *10.36**     UGI Corporation 2004 Omnibus Equity
              Compensation Plan UGI Employees
              Nonqualified Stock Option Grant Letter
              dated as of January 1, 2004

*10.36(a)**   UGI Corporation 2004 Omnibus Equity
              Compensation Plan UGI Utilities
              Employees Nonqualified Stock Option
              Grant Letter dated as of January 1, 2004

  10.37**     Description of Change of Control                  AmeriGas          Form 10-K         10.31
              arrangement for Mr. Bissell                    Partners, L.P.       (9/30/99)

  10.38**     2002 Non-Qualified Stock Option Plan                UGI             Form 10-Q          10.7
              Amended and Restated as of April 29, 2003                           (3/31/03)

  10.39**     1992 Non-Qualified Stock Option Plan                UGI             Form 10-Q          10.6
              Amended and Restated as of April 29, 2003                           (3/31/03)

  10.40       [Intentionally omitted]

  10.41       Service Agreement for comprehensive                 UGI             Form 10-K         10.41
              delivery service (Rate CDS) dated February                          (9/30/00)
              23, 1999 between UGI Utilities, Inc. and
              Texas Eastern Transmission Corporation

  10.42       Purchase Agreement dated January 30,              AmeriGas          Form 8-K           10.1
              2001 and Amended and Restated on August        Partners, L.P.       (8/8/01)
              7, 2001 by and among Columbia Energy
              Group, Columbia Propane Corporation,
              Columbia Propane, L.P., CP Holdings, Inc.,
              AmeriGas Propane, L.P., AmeriGas
              Partners, L.P., and AmeriGas Propane, Inc.

 *10.43**     UGI Corporation 2004 Omnibus Equity
              Compensation Plan, Sub-Plan for French
              Employees Stock Option Grant Letter dated as of 2004

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

                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
-----------------------------------------------------------------------------------------------------------
   10.45      Purchase Agreement by and among                   National          Form 8-K            10.5
              Columbia Propane, L.P., CP Holdings, Inc.,        Propane           (4/19/99)
              Columbia Propane Corporation, National         Partners, L.P.
              Propane Partners, L.P., National Propane
              Corporation, National Propane SPG, Inc.,
              and Triarc Companies, Inc. dated as of
              April 5, 1999

   10.46      Capital Contribution Agreement dated as of        AmeriGas          Form 8-K            10.2
              August 21, 2001 by and between Columbia        Partners, L.P.       (8/21/01)
              Propane, L.P. and AmeriGas Propane, L.P.
              acknowledged and agreed to by CP
              Holdings, Inc.

   10.47      Promissory Note by National Propane L.P.,         AmeriGas          Form 10-K          10.39
              a Delaware limited partnership in favor of     Partners, L.P.       (9/30/01)
              Columbia Propane Corporation dated July
              19, 1999

   10.48      Loan Agreement dated July 19, 1999,               AmeriGas          Form 10-K          10.40
              between National Propane, L.P. and             Partners, L.P.       (9/30/01)
              Columbia Propane Corporation

   10.49      First Amendment dated August 21, 2001 to          AmeriGas          Form 10-K          10.41
              Loan Agreement dated July 19, 1999             Partners, L.P.       (9/30/01)
              between National Propane, L.P. and
              Columbia Propane Corporation

   10.50      Columbia Energy Group Payment Guaranty            AmeriGas          Form 10-K          10.42
              dated April 5, 1999                            Partners, L.P.       (9/30/01)

   10.51      Keep Well Agreement by and between                AmeriGas          Form 10-K          10.46
              AmeriGas Propane, L.P. and Columbia            Partners, L.P.       (9/30/01)
              Propane Corporation dated August 21, 2001

  10.52**     AmeriGas Propane, Inc. 2000 Long-Term             AmeriGas          Form 10-Q           10.2
              Incentive Plan on Behalf of AmeriGas           Partners, L.P.       (6/30/04)
              Partners, L.P., as amended December 15,
              2003.

   10.53      Storage Transportation Service Agreement          Utilities         Form 10-K          10.25
              (Rate Schedule SST) between Utilities and                           (9/30/02)
              Columbia dated November 1, 1993, as
              modified pursuant to orders of the Federal
              Energy Regulatory Commission

   10.54      Gas Service Delivery and Supply                   Utilities         Form 10-K          10.32
              Agreement between Utilities and UGI                                 (9/30/04)
              Energy Services, Inc. dated August 26,
              2004

                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
-----------------------------------------------------------------------------------------------------------
   10.55      No-Notice Transportation Service                 Utilities          Form 10-K         10.27
              Agreement (Rate Schedule CDS) between                               (9/30/02)
              Utilities and Texas Eastern Transmission
              dated February 23, 1999, as modified
              pursuant to various orders of the Federal
              Energy Regulatory Commission

   10.56      No-Notice Transportation Service                 Utilities          Form 10-K         10.28
              Agreement (Rate Schedule CDS) between                               (9/30/02)
              Utilities and Texas Eastern Transmission
              dated October 31, 2000, as modified
              pursuant to various orders of the Federal
              Energy Regulatory Commission

   10.57      Firm Transportation Service Agreement            Utilities          Form 10-K         10.29
              (Rate Schedule FT-1) between Utilities and                          (9/30/02)
              Texas Eastern Transmission dated June 15,
              1999, as modified pursuant to various
              orders of the Federal Energy Regulatory
              Commission

   10.58      Amendment No. 1 dated November 1,                 Utilities         Form 10-K         10.26
              2004, to the Service Agreement (Rate FSS)                           (9/30/04)
              dated as of November 1, 1989 between
              Utilities and Columbia, as modified
              pursuant to the orders of the Federal Energy
              Regulatory Commission at Docket No.
              RS92-5-000 reported at Columbia Gas
              Transmission Corp., 64 FERC P 61,060
              (1993), order on rehearing, 64 FERC
              P 61,365 (1993)

   10.59      Firm Transportation Service Agreement            Utilities          Form 10-K         10.31
              (Rate Schedule FT) between Utilities and                            (9/30/02)
              Transcontinental Gas Pipe Line dated
              October 1, 1996, as modified pursuant to
              various orders of the Federal Energy
              Regulatory Commission

   10.60      Amendment No. 1 dated November 1,                Utilities          Form 10-K         10.30
              2004, to the No-Notice Transportation                               (9/30/04)
              Service Agreement (Rate Schedule CDS)
              between Utilities and Texas Eastern
              Transmission dated February 23, 1999, as
              modified pursuant to various orders of the
              Federal Energy Regulatory Commission

                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
-----------------------------------------------------------------------------------------------------------
   10.61      Amendment No. 1 dated November 1,                Utilities          Form 10-K         10.33
              2004, to the Firm Transportation Service                            (9/30/04)
              Agreement (Rate Schedule FT-1) between
              Utilities and Texas Eastern Transmission
              dated June 15, 1999, as modified pursuant
              to various orders of the Federal Energy
              Regulatory Commission

   10.62      Firm Transportation Service Agreement            Utilities          Form 10-K         10.34
              (Rate Schedule FTS) between Utilities and                           (9/30/04)
              Columbia Gas Transmission dated
              November 1, 2004

   10.63      Amendment Agreement dated June 18,                  UGI             Form 10-Q          10.5
              2004, relating to the Senior Facilities                             (6/30/04)
              Agreement dated June 26, 2003, as
              Amended and Restated, between AGZ
              Holding, as Parent, Antargaz, the Senior
              Lenders, (as defined therein) and Calyon, as
              Mandated Lead Arranger, Facility Agent
              and Security Agent.

   10.64      Creditor Accession Agreement dated June             UGI             Form 10-Q          10.6
              18, 2004, between UGI Bordeaux Holding,                             (6/30/04)
              as the New Investor, and Calyon, as
              Security Agent.

   10.65      Letter of Undertakings dated June 18, 2004,         UGI             Form 10-Q          10.7
              by UGI Bordeaux Holding to AGZ                                      (6/30/04)
              Holding, the Parent of Antargaz, and
              Calyon, the Facility Agent, acting on behalf
              of the Lenders, (as defined within the
              Senior Facilities Agreement).

   10.66      Tax Consolidation Agreement, dated June             UGI             Form 10-Q          10.8
              18, 2004, entered into by UGI Bordeaux                              (6/30/04)
              Holding and its Subsidiaries named therein.

  10.67**     AmeriGas Propane, Inc. Executive                  AmeriGas          Form 10-K          10.4
              Employee Severance Pay Plan, as amended        Partners, L.P.       (9/30/04)
              December 6, 2004.

   10.68      Senior Facilities Agreement dated June 26,          UGI             Form 10-Q          10.1
              2003 as Amended and Restated July 2,                                (3/31/04)
              2003, between AGZ Holding and Antargaz,
              Credit Lyonnais, as Mandated Lead
              Arranger, Facility Agent and Security
              Agent, and the Financial Institutions named
              therein.

                                             INCORPORATION BY REFERENCE
------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
------------------------------------------------------------------------------------------------------------
   10.69      Form of Amendment Agreement dated                   UGI             Form 10-Q          10.1(a)
              January 15, 2004 to Senior Facilities                               (3/31/04)
              Agreement, as Amended and Restated July
              2, 2003.

   10.70      Pledge of Financial Instruments Account             UGI             Form 10-Q          10.2
              relating to Financial Instruments held by                           (3/31/04)
              AGZ Holding in Antargaz, dated July 7,
              2003, between AGZ Holding, as Pledgor,
              and Credit Lyonnais, as Security Agent,
              and the Senior Lenders.

   10.71      Pledge of Financial Instruments Accounts            UGI             Form 10-Q          10.3
              relating to Financial Instruments held by                           (3/31/04)
              Antargaz in certain subsidiary companies,
              dated July 7, 2003, between Antargaz, as
              Pledgor, and Credit Lyonnais, as Security
              Agent, and the Revolving Lenders.

   10.72      Intercreditor Agreement, dated July 7,              UGI             Form 10-Q          10.4
              2003, between AGZ Holding, Antargaz,                                (3/31/04)
              AGZ Finance, the Senior Lenders (as
              defined therein), the Investors (as defined
              therein), and Credit Lyonnais, as Facility
              Agent for the Senior Lenders and as
              Security Agent.

   10.73      Seller's Guarantee dated February 16, 2001          UGI             Form 10-Q          10.5
              among Elf Antar France, Elf Aquitaine and                           (3/31/04)
              AGZ Holding.

   *13        Pages 13 through 55 of the 2004 Annual
              Report to Shareholders

    14        Code of Ethics for principal executive,             UGI             Form 10-K            14
              financial and accounting officers                                   (9/30/03)

   *21        Subsidiaries of the Registrant

   *23        Consent of PricewaterhouseCoopers LLP

   *31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form
              10-K for the fiscal year ended September
              30, 2004 pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

                                             INCORPORATION BY REFERENCE
-----------------------------------------------------------------------------------------------------------
EXHIBIT NO.                    EXHIBIT                         REGISTRANT          FILING           EXHIBIT
-----------------------------------------------------------------------------------------------------------
*31.2         Certification by the Chief Financial Officer
              relating to the Registrant's Report on Form
              10-K for the fiscal year ended September
              30, 2004 pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

*32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2004, pursuant to Section 906 of the Sarbanes-
              Oxley Act of 2002.

*   Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UGI CORPORATION

Date: December 7, 2004                   By: Anthony J. Mendicino
                                             -----------------------------------
                                             Anthony J. Mendicino
                                             Senior Vice President - Finance
                                             and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 7, 2004, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----

Lon R. Greenberg                            Chairman, President
------------------------------------        and Chief Executive Officer
Lon R. Greenberg                            (Principal Executive Officer)
                                            and Director

Anthony J. Mendicino                        Senior Vice President - Finance
------------------------------------        and Chief Financial Officer
Anthony J. Mendicino                        (Principal Financial Officer)

Michael J. Cuzzolina                        Vice President - Accounting and
------------------------------------        Financial Control
Michael J. Cuzzolina                        (Principal Accounting Officer)

Stephen D. Ban                              Director
------------------------------------
Stephen D. Ban

Thomas F. Donovan                           Director
------------------------------------
Thomas F. Donovan

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 7, 2004, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                   TITLE
---------                                   -----

Richard C. Gozon                            Director
------------------------------------
Richard C. Gozon

Ernest E. Jones                             Director
------------------------------------
Ernest E. Jones

Anne Pol                                    Director
------------------------------------
Anne Pol

Marvin O. Schlanger                         Director
------------------------------------
Marvin O. Schlanger

James W. Stratton                           Director
------------------------------------
James W. Stratton

                        UGI CORPORATION AND SUBSIDIARIES


                             FINANCIAL INFORMATION

                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED SEPTEMBER 30, 2004

                        UGI CORPORATION AND SUBSIDIARIES


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated December 6, 2004, listed in the following index, are included in UGI's 2004 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 7, 7A and 8, the 2004 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                                 Reference
                                                                  ----------------------------------------
                                                                                             Annual
                                                                                            Report to
                                                                     Form 10-K            Shareholders
                                                                        (page)                (page)
                                                                        ------                ------

Reports of Independent Registered Public Accounting Firm

   On Consolidated Financial Statements                              Exhibit 13                 28

   On Financial Statement Schedules                                     F-4

Financial Statements:

   Consolidated Balance Sheets, September 30,
        2004 and 2003                                                Exhibit 13              30 to 31

    For the years ended September 30, 2004, 2003 and 2002:

        Consolidated Statements of Income                            Exhibit 13                 29

        Consolidated Statements of Cash Flows                        Exhibit 13                 32

        Consolidated Statements of Stockholders'
           Equity                                                    Exhibit 13                 33

                        UGI CORPORATION AND SUBSIDIARIES

                                                                                         Reference
                                                                           -------------------------------------
                                                                                                    Annual
                                                                                                   Report to
                                                                              Form 10-K          Shareholders
                                                                               (page)               (page)
                                                                               ------               ------

        Notes to Consolidated Financial
           Statements                                                         Exhibit 13           34 to 55

Supplementary Data (unaudited):

    Quarterly Data for the years ended
        September 30, 2004 and 2003                                           Exhibit 13              53

Financial Statement Schedules:

    For the years ended September 30, 2004, 2003 and 2002:

           I    -  Condensed Financial
                       Information of Registrant
                       (Parent Company)                                       S-1 to S-3

           II   -  Valuation and Qualifying
                       Accounts                                               S-4 to S-5

Annual Reports on Form 10-K/A

     Annual Reports on Form 10-K/A for the UGI Utilities, Inc., UGI HVAC Enterprises, Inc. and AmeriGas Propane, Inc. savings plans will be filed by amendment within the time period specified by Rule 15d-21(b).


We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) the information required is included elsewhere in the financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UGI Corporation:

Our audits of the consolidated financial statements referred to in our report dated December 6, 2004 appearing in the 2004 Annual Report to Shareholders of UGI Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 6, 2004

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)




                                                                                                  September 30,
                                                                                                               Restated
ASSETS                                                                                         2004              2003
------                                                                                      ---------         ---------

Current assets:
     Cash and cash equivalents                                                              $     0.7         $     0.6
     Accounts and notes receivable                                                                4.2               1.7
     Deferred income taxes                                                                        0.2               0.2
     Prepaid expenses and other current assets                                                    0.4               0.5
                                                                                            ---------         ---------
        Total current assets                                                                      5.5               3.0

Investments in subsidiaries                                                                     956.1             618.2

Other assets                                                                                     11.4               8.6
                                                                                            ---------         ---------

        Total assets                                                                        $   973.0         $   629.8
                                                                                            =========         =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
-----------------------------------------------

Current liabilities:
     Accounts and notes payable                                                             $    10.2         $    10.7
     Accrued liabilities                                                                          5.9               7.7
                                                                                            ---------         ---------
        Total current liabilities                                                                16.1              18.4

Noncurrent liabilities                                                                          122.8             112.7

Commitments and contingencies

Common stockholders' equity:
     Common Stock, without par value (authorized - 150,000,000 shares;
        issued - 57,576,497 and 49,798,097 shares, respectively)                                762.6             511.3
     Retained earnings                                                                          146.2              90.9
     Accumulated other comprehensive income                                                      22.6               4.7
                                                                                            ---------         ---------
                                                                                                931.4             606.9
        Less treasury stock, at cost                                                            (97.3)           (108.2)
                                                                                            ---------         ---------
          Total common stockholders' equity                                                     834.1             498.7
                                                                                            ---------         ---------
          Total liabilities and common stockholders' equity                                 $   973.0         $   629.8
                                                                                            =========         =========


Commitments and Contingencies:

     In addition to the guarantees of FLAGA debt described in Note 4 to Consolidated Financial Statements, at September 30, 2004, UGI Corporation had agreed to indemnify the issuers of $26.7 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $10.0 in supplier obligations on behalf of UGI Development Company, of which $5.3 of such obligations were outstanding as of September 30, 2004. UGI Corporation is also authorized to guarantee up to $265.0 of supplier obligations of UGI Energy Services, Inc., of which $235.4 of such obligations were outstanding as of September 30, 2004.

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)



                                                                                               Year Ended
                                                                                              September 30,
                                                                                ----------------------------------------
                                                                                 2004             2003             2002
                                                                                -------          ------           ------
 Revenues                                                                         $   -           $   -            $   -

 Costs and expenses:
     Operating and administrative expenses                                         24.5            18.6             13.6
     Other income, net                                                            (24.0)          (17.6)           (12.4)
                                                                                -------          ------           ------
                                                                                    0.5             1.0              1.2
                                                                                -------          ------           ------

 Operating loss                                                                    (0.5)           (1.0)            (1.2)
 Interest expense on intercompany debt                                             (2.2)           (1.5)            (1.3)
                                                                                -------          ------           ------

 Loss before income taxes                                                          (2.7)           (2.5)            (2.5)
 Income tax benefit                                                                (1.3)           (2.4)            (0.9)
                                                                                -------          ------           ------

 Loss before equity in income
     of unconsolidated subsidiaries                                                (1.4)           (0.1)            (1.6)
 Equity in income of unconsolidated
     subsidiaries                                                                 113.0            99.0             77.1
                                                                                -------          ------           ------

 Net income                                                                    $  111.6          $ 98.9           $ 75.5
                                                                                =======          ======           ======


 Earnings per common share:
        Basic                                                                   $  2.36          $ 2.34           $ 1.83
                                                                                =======          ======           ======

        Diluted                                                                 $  2.31          $ 2.29           $ 1.80
                                                                                =======          ======           ======

 Average common shares outstanding (millions):
     Basic                                                                       47.308          42.220           41.325
                                                                                =======          ======           ======
     Diluted                                                                     48.341          43.236           41.907
                                                                                =======          ======           ======

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)



                                                                                                  Year Ended
                                                                                                 September 30,
                                                                                    ---------------------------------------
                                                                                      2004            2003           2002
                                                                                    --------         -------        -------

NET CASH PROVIDED BY OPERATING
     ACTIVITIES (a)                                                                 $  100.2         $  97.2       $  113.9

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Investments in unconsolidated subsidiaries                                       (300.2)         (117.1)        (101.5)

     Net repayments to unconsolidated subsidiary                                           -               -           13.0
                                                                                    --------         -------       --------
        Net cash used by investing activities                                         (300.2)         (117.1)         (88.5)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Payment of dividends on Common Stock                                              (56.3)          (47.8)         (44.8)

     Issuance of intercompany long-term debt                                               -            44.5            8.0
     Issuance of Common Stock                                                          257.0            23.7           11.0

     Repurchases of Common Stock                                                        (0.6)           (0.1)             -
                                                                                    --------         -------       --------
        Net cash provided (used) by financing activities                               200.1            20.3          (25.8)
                                                                                    --------         -------       --------

Cash and cash equivalents increase (decrease)                                       $    0.1         $   0.4       $   (0.4)
                                                                                    ========         =======       ========
Cash and cash equivalents:
     End of period                                                                  $    0.7         $   0.6       $    0.2
     Beginning of period                                                                 0.6             0.2            0.6
                                                                                    --------         -------       --------
         Increase (decrease)                                                        $    0.1         $   0.4       $   (0.4)
                                                                                    ========         =======       ========


(a) Includes dividends received from unconsolidated subsidiaries of $99.0, $94.0 and $111.7, respectively, for the years ended September 30, 2004, 2003 and 2002.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                                  Charged
                                                         Balance at              (credited)                             Balance at
                                                         beginning              to costs and                              end of
                                                          of year                 expenses            Other                year
                                                          -------                 --------            -----                ----

Year Ended September 30, 2004
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

            Allowance for doubtful accounts               $  14.8                 $  18.7         $  (16.8) (1)            $  22.3
                                                          =======                                                          =======
                                                                                                  $    5.6  (2)

Other reserves:

            Self-insured property and casualty
            liability                                     $  48.4                $  26.1          $  (17.3) (3)            $  57.8
                                                          =======                                                          =======
                                                                                                       0.6  (4)

            Insured property and casualty liability       $   0.6                                                          $   0.6
                                                          =======                                                          =======

            Environmental, litigation and other           $  15.7                $   5.7          $   (3.8) (3)            $  30.9
                                                          =======                                                          =======
                                                                                                  $   13.1  (2)
                                                                                                       0.2  (4)


Year Ended September 30, 2003
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

            Allowance for doubtful accounts               $  11.8                $  18.5          $  (15.8) (1)            $  14.8
                                                          =======                                                          =======
                                                                                                  $    0.3  (4)

Other reserves:

            Self-insured property and casualty
            liability                                     $  42.7                $  21.2          $  (15.1) (3)            $  48.4
                                                          =======                                                          =======
                                                                                                      (0.4) (4)

            Insured property and casualty liability       $   3.5                $  (2.8)          $  (0.1) (4)            $   0.6
                                                          =======                                                          =======

            Environmental, litigation and other           $  13.9                $   6.0           $  (4.6) (3)            $  15.7
                                                          =======                                                          =======
                                                                                                       0.4  (4)

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                              (Millions of dollars)


Year Ended September 30, 2002
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

            Allowance for doubtful accounts                   $  15.6        $  14.2       $  (18.0) (1)        $  11.8
                                                              =======                                           =======

            Allowance for amortization of
              other deferred costs - AmeriGas Propane         $   1.1        $     -       $   (1.1) (4)        $     -
                                                              =======                                           =======

Other reserves:

            Self-insured property and casualty liability      $  37.4        $  19.0       $  (15.6) (3)        $  42.7
                                                              =======                                           =======
                                                                                                1.9  (4)

            Insured property and casualty liability           $   1.5        $     -       $    2.0  (4)        $   3.5
                                                              =======                                           =======

            Environmental, litigation and other               $  11.7        $   3.7       $   (2.6) (3)        $  13.9
                                                              =======                                           =======
                                                                                                1.1  (4)






(1) Uncollectible accounts written off, net of recoveries.
(2) Acquisition
(3) Payments, net.
(4) Other adjustments.

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
-----------          -----------
  10.2               UGI Corporation 2004 Omnibus Equity Compensation Plan Directors
                     Stock Unit Grant Letter dated as of January 8, 2004

  10.3               UGI Corporation 2004 Omnibus Equity Compensation Plan Directors
                     Nonqualified Stock Option Grant Letter dated as of January 8, 2004

  10.4               UGI Corporation 2004 Omnibus Equity Compensation Plan Utilities
                     Employees Performance Unit Grant Letter dated as of January 1, 2004

  10.5               UGI Corporation 2004 Omnibus Equity Compensation Plan UGI
                     Employees Stock Unit Grant Letter dated as of January 1, 2004

  10.7               UGI Corporation 2004 Omnibus Equity Compensation Plan UGI
                     Employees Performance Unit Grant Letter dated as of January 1, 2004

  10.9               UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas
                     Employees Nonqualified Stock Option Grant Letter dated as of January
                     1, 2004

  10.12 UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004

  10.17              UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended
                     December 7, 2004

  10.36              UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees
                     Nonqualified Stock Option Grant Letter dated as of January 1, 2004

  10.36(a)           UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Utilities
                     Employees Nonqualified Stock Option Grant Letter dated as of
                     January 1, 2004

  10.43              UGI Corporation 2004 Omnibus Equity Compensation Plan, Sub-Plan for
                     French Employees Stock Option Grant Letter dated as of January 1, 2004

EXHIBIT NO.          DESCRIPTION
-----------          -----------
     13              Pages 13 through 55 of the 2004 Annual Report to Shareholders

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