Form 10-Q/A
period 2003-12-31
UGI CORP /PA/
filed 2005-02-04
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                          FORM 10-Q/A Amendment No. 1


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


                                Explanatory Note



This Form 10-Q/A is being filed solely for the purposes of (1) restating the December 2003, September 2003 and December 2002 Condensed Consolidated Balance Sheets included in Item 1., Financial Statements, (i) to include deferred income tax liabilities on gains resulting from the conversion of the Registrant's Subordinated Units in AmeriGas Partners, L.P. ("Partnership") and subsequent sales of Partnership units to the public and (ii) to decrease common stockholders' equity by a corresponding amount, as described in the new Note 2 to Condensed Consolidated Financial Statements, (2) amending references to Notes to Condensed Consolidated Financial Statements, resulting from the addition of a new Note 2 to Condensed Consolidated Financial Statements, including note references in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, and (3) amending Item 4., Controls and Procedures, to discuss the restatement.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                              PAGES
                                                                                              -----
PART I  FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of December 31, 2003,
                        September 30, 2003 and December 31, 2002                                   1

                   Condensed Consolidated Statements of Income for the three
                        months ended December 31, 2003 and 2002                                    2

                   Condensed Consolidated Statements of Cash Flows for the
                        three months ended December 31, 2003 and 2002                              3

                   Notes to Condensed Consolidated Financial Statements                       4 - 15

      Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                  16 - 24

      Item 4.      Controls and Procedures                                                        24

      Signatures                                                                                  25

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                        December 31,    September 30,     December 31,
                                                                           2003             2003              2002
                                                                        (as restated)   (as restated)    (as restated)
                                                                        ------------    -------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $      143.6    $       142.1    $       273.9
    Short-term investments (at cost, which approximates fair value)             49.9             50.0                -
    Accounts receivable (less allowances for doubtful accounts of
        $15.5, $14.8 and $13.7, respectively)                                  373.1            213.1            310.7
    Accrued utility revenues                                                    30.6              7.4             27.8
    Inventories                                                                148.6            136.6            117.2
    Deferred income taxes                                                       18.8             23.5             11.1
    Prepaid expenses and other current assets                                   39.8             28.6             46.3
                                                                        ------------    -------------    -------------
      Total current assets                                                     804.4            601.3            787.0

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $827.6,  $805.2 and $743.3, respectively)            1,360.3          1,336.8          1,276.1

Goodwill and excess reorganization value                                       679.8            671.5            649.5
Intangible assets (less accumulated amortization of
    $18.1, $16.4 and $11.4, respectively)                                       36.3             34.7             25.1
Utility regulatory assets                                                       61.3             60.3             58.3
Other assets                                                                    96.9             90.6             86.3
                                                                        ------------    -------------    -------------
      Total assets                                                      $    3,039.0    $     2,795.2    $     2,882.3
                                                                        ============    =============    =============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                $       65.3    $        65.0    $       208.4
    Current maturities of UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                    1.0                -                -
    AmeriGas Propane bank loans                                                 36.0                -             37.0
    UGI Utilities bank loans                                                    72.2             40.7             78.3
    Other bank loans                                                            18.1             15.9             11.2
    Accounts payable                                                           327.2            202.5            254.6
    Other current liabilities                                                  242.0            260.1            206.8
                                                                        ------------    -------------    -------------
      Total current liabilities                                                761.8            584.2            796.3

Long-term debt                                                               1,161.6          1,158.5          1,134.9
Deferred income taxes                                                          301.6            293.8            275.9
UGI Utilities preferred shares subject to
    mandatory redemption, without par value                                     19.0             20.0                -
Other noncurrent liabilities                                                   107.3            105.4             94.5
                                                                        ------------    -------------    -------------
      Total liabilities                                                      2,351.3          2,161.9          2,301.6

Commitments and contingencies (note 7)

Minority interests in AmeriGas Partners                                        149.8            134.6            122.9

UGI Utilities preferred shares subject to
    mandatory redemption, without par value                                        -                -             20.0

Common stockholders' equity:
    Common Stock, without par value (authorized - 150,000,000 shares;
      issued - 49,798,097 shares)                                              512.2            511.7            488.4
    Retained earnings                                                          117.5             90.9             65.0
    Accumulated other comprehensive income                                      15.6              4.7             11.5
    Notes receivable from employees                                             (0.4)            (0.4)            (3.2)
                                                                        ------------    -------------    -------------
                                                                               644.9            606.9            561.7
    Treasury stock, at cost                                                   (107.0)          (108.2)          (123.9)
                                                                        ------------    -------------    -------------
      Total common stockholders' equity                                        537.9            498.7            437.8
                                                                        ------------    -------------    -------------
      Total liabilities and stockholders' equity                        $    3,039.0    $     2,795.2    $     2,882.3
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

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                    Three Months Ended
                                                                       December 31,
                                                                    ------------------
                                                                     2003        2002
                                                                    ------      ------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                      $ 38.8      $ 36.7
    Reconcile to net cash provided by operating activities:
        Depreciation and amortization                                 27.5        24.2
        Minority interests in AmeriGas Partners                       22.7        20.5
        Deferred income taxes, net                                     6.1         1.3
        Other, net                                                     6.2         9.8
        Net change in:
          Accounts receivable and accrued utility revenues          (185.3)     (167.1)
          Inventories                                                 (8.3)       (7.8)
          Deferred fuel costs                                         (8.4)        7.1
          Accounts payable                                           124.1        87.8
          Other current assets and liabilities                        (9.8)      (16.5)
                                                                    ------      ------
      Net cash provided (used) by operating activities                13.6        (4.0)
                                                                    ------      ------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                   (24.1)      (25.7)
    Net proceeds from disposals of assets                              4.0         2.1
    Acquisitions of businesses, net of cash acquired                 (33.5)       (2.2)
    Other, net                                                         0.1         0.3
                                                                    ------      ------
      Net cash used by investing activities                          (53.5)      (25.5)
                                                                    ------      ------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on UGI Common Stock                                    (12.2)      (11.5)
    Distributions on AmeriGas Partners publicly held Common Units    (15.3)      (13.7)
    Issuance of long-term debt                                           -        89.1
    Repayment of long-term debt                                       (1.4)      (27.0)
    AmeriGas Propane bank loans increase                              36.0        27.0
    UGI Utilities bank loans increase                                 31.5        41.1
    Other bank loans increase                                          1.0         2.0
    Issuance of UGI Common Stock                                       1.7         2.0
                                                                    ------      ------
      Net cash provided by financing activities                       41.3       109.0
                                                                    ------      ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                0.1         0.1
                                                                    ------      ------

Cash and cash equivalents increase                                  $  1.5      $ 79.6
                                                                    ======      ======

Cash and cash equivalents:
    End of period                                                   $143.6      $273.9
    Beginning of period                                              142.1       194.3
                                                                    ------      ------
      Increase                                                      $  1.5      $ 79.6
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


2.       RESTATEMENT



         We have restated the December 31, 2003, September 30, 2003 and December 31, 2002 Condensed Consolidated Balance Sheets to record deferred income tax liabilities on the gains resulting from the conversion of our Subordinated Units in the Partnership which occurred in December 2002, and upon subsequent sales by the Partnership of units to the public. The restatement has no impact on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.



         Under our interpretation of accounting rules at the time of the conversion, including Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary," we accounted for the gains resulting from the conversion of Subordinated Units in the Partnership, and subsequent sales by the Partnership of units to the public, as increases in stockholders' equity in amounts equal to the increase in the value of our investment in the Partnership. We did not record deferred income tax liabilities relating to the gains because of our intention to hold the Partnership units indefinitely. While our intention to hold the Partnership units indefinitely has not changed, we have reconsidered our previous judgments in the application of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), and have recorded deferred income tax liabilities on the gains with a corresponding decrease in common stockholders' equity. The following table summarizes the effect of the restatement:



--------------------------------------------------------------------------------
                                                 As previously
                                                    reported       As restated
--------------------------------------------------------------------------------
December 31, 2003    Deferred income taxes       $    230.9        $    301.6
                     Common stock                $    582.9        $    512.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
September 30, 2003   Deferred income taxes       $    223.1        $    293.8
                     Common stock                $    582.4        $    511.7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
December 31, 2002    Deferred income taxes       $    210.4        $    275.9
                     Common stock                $    553.9        $    488.4
--------------------------------------------------------------------------------



3.       SEGMENT INFORMATION


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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

Three Months Ended December 31, 2003:


                                                                                   Reportable Segments
                                                        -------------------------------------------------------------
                                                        AmeriGas       Gas      Electric      Energy    International   Corporate
                                      Total     Elims.  Propane     Utility      Utility     Services      Propane      & Other (a)
                                    --------   ------   --------   --------    ----------   ----------  -------------   -----------
Revenues                            $  893.7   $ (0.6)  $  460.2   $  149.3    $     21.4   $    232.9  $        15.8   $      14.7
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Cost of sales                       $  596.9   $    -   $  254.5   $   95.1    $     10.5   $    220.6  $         7.6   $       8.6
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Segment profit:
    Operating income                $  108.3   $    -   $   65.6   $   29.4    $      4.5   $      6.3  $         1.8   $       0.7
    Income from equity investees         4.2        -          -          -             -            -            4.2             -
    Interest expense                   (26.7)       -      (21.1)      (4.1)         (0.5)           -           (0.9)         (0.1)
    Minority interests                 (22.7)              (22.7)         -             -            -              -             -
                                    --------   ------   --------   --------    ----------   ----------  -------------   -----------
    Income before income taxes      $   63.1   $    -   $   21.8   $   25.3    $      4.0   $      6.3  $         5.1   $       0.6
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========
    Depreciation and amortization   $   27.5   $    -   $   19.7   $    4.7    $      0.7   $      1.0  $         1.1   $       0.3
    Partnership EBITDA (b)                              $   84.6

Segment assets at period end        $3,039.0   $(46.3)  $1,617.8   $  781.8    $     84.8   $    219.0  $       182.5   $     199.4
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Investments in equity investees
        at period end               $   45.2   $    -   $    2.8   $      -    $        -   $      9.4  $        33.0   $         -
                                    ========   ======   ========   ========    ==========   ==========  =============   ===========

Goodwill and excess reorganization
        value at period end         $  679.8   $    -   $  603.9   $      -    $        -   $      2.8  $        67.8   $       5.3
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

           (ii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3. SEGMENT INFORMATION (CONTINUED)


Three Months Ended December 31, 2002:


                                                                                     Reportable Segments
                                                         --------------------------------------------------------------------------
                                                         AmeriGas      Gas      Electric      Energy     International    Corporate
                                      Total     Elims.    Propane    Utility    Utility      Services       Propane      & Other (a)
                                    --------   -------   ---------  ---------   --------    ----------   -------------   -----------
Revenues                            $  739.9   $  (0.6)  $  445.0   $  145.1    $   21.5    $    104.9   $        14.3   $      9.7
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Cost of sales                       $  453.1   $     -   $  243.4   $   88.4    $    9.9    $     98.2   $         8.2   $      5.0
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Segment profit:
    Operating income                $  107.4   $     -   $   64.2   $   33.5    $    5.6    $      3.9   $         0.3   $     (0.1)
    Income from equity investees         1.9         -        0.2          -           -             -             1.7            -
    Interest expense                   (28.2)        -      (22.7)      (3.7)       (0.6)            -            (1.1)        (0.1)
    Minority interests                 (20.5)        -      (20.5)         -           -             -               -            -
                                    --------   -------   --------   --------    --------    ----------   -------------   ----------
    Income before income taxes      $   60.6   $     -   $   21.2   $   29.8    $    5.0    $      3.9   $         0.9   $     (0.2)
                                    ========   =======   ========   ========    ========    ==========   =============   ==========
    Depreciation and amortization   $   24.2   $     -   $   17.5   $    4.5    $    0.8    $      0.3   $         0.9   $      0.2
    Partnership EBITDA (b)                               $   81.4

Segment assets at period end        $2,882.3   $ (36.3)  $1,661.8   $  731.1    $   88.9    $    109.5   $       152.3   $    175.0
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Investments in equity

     investees at period end        $   39.3   $     -   $    3.6   $      -    $      -    $     10.5   $        25.2   $        -
                                    ========   =======   ========   ========    ========    ==========   =============   ==========

Goodwill and excess reorganization
    value at period end             $  649.5   $     -   $  590.2   $      -    $      -     $       -   $        56.6   $      2.7
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


5.       ACQUISITIONS


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

                        UGI CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF RESULTS OF OPERATIONS


The following analyses compare our results of operations for the three months ended December 31, 2003 ("2003 three-month period") with the three months ended December 31, 2002 ("2002 three-month period"). Effective October 1, 2003, our Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2002 three-month period has been restated to conform to the current period presentation. Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.




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


(b) Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 3 to the Condensed Consolidated Financial Statements).

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


(e) Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. Under the new realignment, the operating results of UGID's electricity generation business are combined with Energy Services rather than combined with UGI Utilities' Electric Utility (see Note 3 to the Condensed Consolidated Financial Statements).


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


Date: February 4, 2005


                                          By: /s/ Anthony J. Mendicino
                                             __________________________________
                                          Anthony J. Mendicino
                                          Senior Vice President-Finance and
                                          Chief Financial Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended December 31, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended December 31, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.