Form 10-Q/A
period 2004-03-31
UGI CORP /PA/
filed 2005-02-04
CIK 884614

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

                                Explanatory Note

This form 10-Q/A is being filed solely for the purposes of (1) restating the March 2004, September 2003 and March 2003 Condensed Consolidated Balance Sheets included in Item 1., Financial Statements, (i) to include deferred income tax liabilities on gains resulting from the conversion of the Registrant's Subordinated Units in AmeriGas Partners, L.P. ("Partnership") and subsequent sales of Partnership units to the public and (ii) to decrease common stockholders' equity by a corresponding amount, as described in the new Note 2 to Condensed Consolidated Financial Statements, (2) amending references to Notes to Condensed Consolidated Financial Statements resulting from the addition of a new Note 2 to Condensed Consolidated Financial Statements, including note references in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 4., Controls and Procedures, and
(3) amending Item 4., Controls and Procedures, to discuss the restatement.

                        UGI CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                   PAGES
                                                                                                   -----
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2004,
                 September 30, 2003 and March 31, 2003                                                  1

            Condensed Consolidated Statements of Income for the three
                 and six months ended March 31, 2004 and 2003                                           2

            Condensed Consolidated Statements of Cash Flows for the
                 six months ended March 31, 2004 and 2003                                               3

            Notes to Condensed Consolidated Financial Statements                                   4 - 19

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              20 - 33


   Item 4.  Controls and Procedures                                                                    34


   Signatures                                                                                          35

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                                     March 31,    September 30,     March 31,
                                                                                       2004            2003           2003
                                                                                   (as restated)  (as restated)   (as restated)
                                                                                   -------------  -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $      143.3   $      142.1   $      149.2
     Short-term investments (at cost, which approximates fair value)                       10.0           50.0           45.0
     Accounts receivable (less allowances for doubtful accounts of
          $28.0, $14.8 and $20.1, respectively)                                           624.3          213.1          424.8
     Accrued utility revenues                                                              24.2            7.4           21.7
     Inventories                                                                          105.1          136.6           83.3
     Deferred income taxes                                                                 25.4           23.5           28.9
     Prepaid expenses and other current assets                                             55.6           28.6           40.7
                                                                                   ------------   ------------   ------------
        Total current assets                                                              987.9          601.3          793.6

Property, plant and equipment, at cost (less accumulated depreciation
     and amortization of $852.6,  $805.2 and $765.8, respectively)                      1,884.8        1,336.8        1,279.3

Goodwill and excess reorganization value                                                1,171.6          671.5          653.5
Intangible assets (less accumulated amortization of
     $19.6, $16.4 and $12.8, respectively)                                                144.9           34.7           33.8
Utility regulatory assets                                                                  62.1           60.3           59.2
Other assets                                                                              118.6           90.6           91.1
                                                                                   ------------   ------------   ------------
        Total assets                                                               $    4,369.9   $    2,795.2   $    2,910.5
                                                                                   ============   ============   ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
     Current maturities of long-term debt                                          $       95.8   $       65.0   $      123.9
     Current maturities of UGI Utilities preferred shares subject to
        mandatory redemption, without par value                                             1.0              -              -
     AmeriGas Propane bank loans                                                            3.0              -              -
     UGI Utilities bank loans                                                              42.4           40.7           27.7
     Other bank loans                                                                      15.9           15.9            9.7
     Accounts payable                                                                     398.5          202.5          302.7
     Other current liabilities                                                            263.6          260.1          266.0
                                                                                   ------------   ------------   ------------
        Total current liabilities                                                         820.2          584.2          730.0

Long-term debt                                                                          1,609.7        1,158.5        1,133.3
Deferred income taxes                                                                     463.4          293.8          278.5
UGI Utilities preferred shares subject to
     mandatory redemption, without par value                                               19.0           20.0              -
Other noncurrent liabilities                                                              435.5          105.4           99.2
                                                                                   ------------   ------------   ------------
        Total liabilities                                                               3,347.8        2,161.9        2,241.0

Commitments and contingencies (note 10)

Minority interests                                                                        198.3          134.6          148.1

UGI Utilities preferred shares subject to
     mandatory redemption, without par value                                                  -              -           20.0

Common stockholders' equity:
     Common Stock, without par value (authorized - 150,000,000 shares;
        issued - 57,298,097, 49,798,097, 49,798,097 shares, respectively)                 744.7          511.7          488.7
     Retained earnings                                                                    172.4           90.9          122.7
     Accumulated other comprehensive income                                                11.4            4.7           10.1
     Notes receivable from employees                                                       (0.3)          (0.4)          (2.2)
                                                                                   ------------   ------------   ------------
                                                                                          928.2          606.9          619.3
     Treasury stock, at cost                                                             (104.4)        (108.2)        (117.9)
                                                                                   ------------   ------------   ------------
        Total common stockholders' equity                                                 823.8          498.7          501.4
                                                                                   ------------   ------------   ------------
        Total liabilities and stockholders' equity                                 $    4,369.9   $    2,795.2   $    2,910.5
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

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                                    Six Months Ended
                                                                                        March 31,
                                                                           ----------------------------------
                                                                                2004                2003
                                                                           --------------      --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                            $        105.9      $        106.5
     Reconcile to net cash provided by operating activities:
          Depreciation and amortization                                              55.8                49.6
          Minority interests in AmeriGas Partners                                    78.3                65.3
          Deferred income taxes, net                                                  3.9                (7.9)
          Other, net                                                                 10.8                13.8
          Net change in:
             Accounts receivable and accrued utility revenues                      (270.0)             (278.5)
             Inventories                                                             52.9                26.4
             Deferred fuel costs                                                      3.4                34.3
             Accounts payable                                                        78.2               135.2
             Other current assets and liabilities                                   (15.0)                6.2
                                                                           --------------      --------------
       Net cash provided by operating activities                                    104.2               150.9
                                                                           --------------      --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Expenditures for property, plant and equipment                                 (50.2)              (51.1)
     Net proceeds from disposals of assets                                            3.9                 2.3
     Acquisitions of businesses, net of cash acquired                              (275.7)              (13.6)
     Short-term investments decrease (increase)                                      40.0               (45.0)
     Other, net                                                                       0.1                 1.6
                                                                           --------------      --------------
       Net cash used by investing activities                                       (281.9)             (105.8)
                                                                           --------------      --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Dividends on UGI Common Stock                                                  (24.4)              (23.4)
     Distributions on AmeriGas Partners publicly held Common Units                  (30.6)              (27.4)
     Issuance of long-term debt                                                         -                89.1
     Repayment of long-term debt                                                     (6.6)             (117.0)
     AmeriGas Propane bank loans increase (decrease)                                  3.0               (10.0)
     UGI Utilities bank loans increase (decrease)                                     1.7                (9.5)
     Other bank loans (decrease) increase                                            (0.9)                0.1
     Issuance of UGI Common Stock                                                   236.6                 8.2
                                                                           --------------      --------------
       Net cash provided (used) by financing activities                             178.8               (89.9)
                                                                           --------------      --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               0.1                (0.3)
                                                                           --------------      --------------
Cash and cash equivalents increase (decrease)                              $          1.2      $        (45.1)
                                                                           ==============      ==============
Cash and cash equivalents:
     End of period                                                         $        143.3      $        149.2
     Beginning of period                                                            142.1               194.3
                                                                           --------------      --------------
       Increase (decrease)                                                 $          1.2      $        (45.1)
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


2.    RESTATEMENT



      We have restated the March 31, 2004, September 30, 2003 and March 31, 2003 Condensed Consolidated Balance Sheets to record deferred income tax liabilities on the gains resulting from the conversion of our Subordinated Units in the Partnership which occurred in December 2002, and upon subsequent sales by the Partnership of units to the public. The restatement has no impact on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.



      Under our interpretation of accounting rules at the time of the conversion, including Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary," we accounted for the gains resulting from the conversion of Subordinated Units in the Partnership, and subsequent sales by the Partnership of units to the public, as increases in stockholders' equity in amounts equal to the increase in the value of our investment in the Partnership. We did not record deferred income tax liabilities relating to the gains because of our intention to hold the Partnership units indefinitely. While our intention to hold the Partnership units indefinitely has not changed, we have reconsidered our previous judgements in the application of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), and have recorded deferred income tax liabilities on the gains with a corresponding decrease in common stockholders' equity. The following table summarizes the effect of the restatement:



-------------------------------------------------------------------------------
                                                  As previously
                                                    reported      As restated
-------------------------------------------------------------------------------
       March 31, 2004    Deferred income taxes    $    392.7      $    463.4
                         Common stock             $    815.4      $    744.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
   September 30, 2003    Deferred income taxes    $    223.1      $    293.8
                         Common stock             $    582.4      $    511.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
       March 31, 2003    Deferred income taxes    $    213.0      $    278.5
                         Common stock             $    554.2      $    488.7
-------------------------------------------------------------------------------




3.    COMMON STOCK ACTIVITY



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



4.    ACQUISITIONS


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


5.    SEGMENT INFORMATION



      We have organized our business units into five reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) Gas Utility; (3) Electric Utility; (4) Energy Services (comprising Energy Services' gas marketing business and UGID's electricity generation business); and (5) an international propane segment comprising Antargaz, FLAGA and our international propane equity investment ("International Propane"). As discussed in Note 4, the preliminary purchase price allocation of AGZ Holding is included in the balance sheet segment information.


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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


5.    SEGMENT INFORMATION (CONTINUED)


Three Months Ended March 31, 2004:


                                                                                 Reportable Segments
                                                              ---------------------------------------------------------
                                                              AmeriGas       Gas   Electric     Energy    International   Corporate
                                           Total     Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                         --------   -------   --------   -------   --------   ----------  -------------  ----------
Revenues                                 $1,316.6   $  (0.7)  $  687.7   $ 243.5   $   24.7   $    328.8   $     18.6    $     14.0
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========


Cost of sales                            $  914.4   $     -   $  405.2   $ 165.0   $   11.5   $    315.3   $      9.3    $      8.1
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Segment profit:
...  Operating income (loss)              $  181.6   $     -   $  127.2   $  46.5   $    6.8   $      7.5   $     (6.3)   $     (0.1)
...  Income from equity investees              8.4         -        0.7         -          -            -          7.7             -
...  Interest expense                        (26.7)        -      (21.2)     (3.9)      (0.5)           -         (1.0)         (0.1)
    Minority interests in AmeriGas
...     Partners                             (55.6)               (55.6)
                                         --------   -------   --------   -------   --------   ----------   ----------    ----------
...  Income before income taxes           $  107.7   $     -   $   51.1   $  42.6   $    6.3   $      7.5   $      0.4    $     (0.2)
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========
...  Depreciation and amortization        $   28.4   $     -   $   19.8   $  5.1   $     1.0   $      1.0   $      1.2    $      0.3
...  Partnership EBITDA (b)                                    $  146.6

Segment assets (at period end)           $4,369.9   $(352.5)  $1,605.9   $ 763.2   $   89.0   $    217.6   $  1,635.1    $    411.6
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Investments in equity investees
...(at period end)                        $   15.1   $     -   $    3.5   $     -   $      -   $      8.7   $      2.9    $        -
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Goodwill and excess reorganization
...value (at period end)                  $1,171.6   $     -   $  605.7   $     -   $      -   $      2.8   $    557.9    $      5.2
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========


Three Months Ended March 31, 2003:


                                                                                 Reportable Segments
                                                              ---------------------------------------------------------
                                                              AmeriGas       Gas   Electric     Energy    International   Corporate
                                           Total     Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                         --------   -------   --------   -------   --------   ----------  -------------  ----------
Revenues                                 $1,135.9   $  (0.6)  $  625.6   $ 239.9   $   24.7   $    217.2   $     18.1    $     11.0
                                         ========   =======   ========   =======   ========   ==========   ==========    ==========

Cost of sales                            $  754.9   $    -    $  360.6   $ 159.0   $   11.7   $    207.3   $     10.3    $      6.0
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========
Segment profit:
    Operating income                     $  184.4   $    -    $  115.6   $  55.1   $    6.5   $      5.9   $      1.3    $        -
    Income (loss) from equity investees       5.0        -       (0.1)         -          -            -          5.1             -
    Loss on extinguishment of debt           (3.0)       -       (3.0)         -          -            -            -             -
    Interest expense                        (27.1)       -      (21.8)      (3.5)      (0.7)           -         (1.0)         (0.1)
    Minority interests in AmeriGas                                                                     -                          -
       Partners                             (44.8)       -      (44.8)         -          -
                                         --------   ------    --------   -------   --------   ----------   ----------    ----------
    Income before income taxes           $  114.5   $    -    $   45.9   $  51.6   $    5.8   $      5.9   $      5.4    $     (0.1)
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========
    Depreciation and amortization        $   25.4   $    -    $   18.6   $   4.6   $    0.7   $      0.3   $      0.9    $      0.3
    Partnership EBITDA (b)                                    $  129.9

Segment assets (at period end)           $2,910.5   $(43.7)   $1,590.9   $ 744.9   $   91.0   $    168.6   $    162.1    $    196.7
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========

Investments in equity investees
  (at period end)                        $   46.1   $    -    $    3.5   $     -   $      -   $     11.4   $     31.2    $        -
                                         ========   ======    ========   =======   ========   ==========   ==========    ==========

Goodwill and excess reorganization
  value (at period end)                  $  653.5   $    -    $  590.3   $     -   $      -   $        -   $     58.7    $      4.5
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

(ii) Principally represents the General Partner's 1.01% interest in AmeriGas
OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


5.    SEGMENT INFORMATION (CONTINUED)


Six Months Ended March 31, 2004:

                                                                              Reportable Segments
                                                          ---------------------------------------------------------
                                                          AmeriGas       Gas   Electric     Energy    International   Corporate
                                      Total      Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                     -------    -------   --------   -------   --------   ----------  -------------  ----------
Revenues                             $2,210.3   $  (1.3)  $1,147.9   $ 392.8   $   46.1   $    561.7  $        34.4  $     28.7
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Cost of sales                        $1,511.4   $     -   $  659.7   $ 260.1   $   22.0   $    536.0  $        16.9  $     16.7
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Segment profit:
     Operating income (loss)         $  289.9   $     -   $  192.8   $  75.9   $   11.3   $     13.8  $        (4.5) $      0.6
     Income from equity investees        12.6         -        0.7         -          -            -           11.9           -
     Interest expense                   (53.4)        -      (42.3)     (8.0)      (1.0)           -           (1.9)       (0.2)
     Minority interests in
        AmeriGas Partners               (78.3)        -      (78.3)        -          -            -              -           -
                                     --------   -------   --------   -------   --------   ----------  -------------  ----------
     Income before income taxes      $  170.8   $     -   $   72.9   $  67.9   $   10.3   $     13.8  $         5.5  $      0.4
                                     ========   =======   ========   =======   ========   ==========  =============  ==========
     Depreciation and amortization   $   55.8   $     -   $   39.5   $   9.7   $    1.7   $      2.0  $         2.3  $      0.6
     Partnership EBITDA (b)                               $  231.2

Segment assets (at period end)       $4,369.9   $(352.5)  $1,605.9   $ 763.2   $   89.0   $    217.6  $     1,635.1  $    411.6
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Investments in equity investees
   (at period end)                   $   15.1   $     -   $    3.5   $     -   $      -   $      8.7  $         2.9  $        -
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Goodwill and excess reorganization
   value (at period end)             $1,171.6   $     -   $  605.7   $     -   $      -   $      2.8  $       557.9  $      5.2
                                     ========   =======   ========   =======   ========   ==========  =============  ==========

Six Months Ended March 31, 2003:

                                                                              Reportable Segments
                                                         ---------------------------------------------------------
                                                         AmeriGas       Gas   Electric     Energy    International   Corporate
                                      Total     Elims.    Propane   Utility    Utility    Services      Propane     & Other (a)
                                     --------   ------   --------   -------   --------   ----------  -------------  ----------

Revenues                             $1,875.8   $ (1.2)  $1,070.6   $ 385.0   $   46.2   $    322.1  $        32.4  $     20.7
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Cost of sales                        $1,208.0   $    -   $  604.0   $ 247.4   $   21.6   $    305.4  $        18.6  $     11.0
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Segment profit:
     Operating income                $  291.8   $    -   $  179.8   $  88.6   $   12.1   $      9.8  $         1.6  $     (0.1)
     Income from equity investees         6.9        -        0.1         -          -            -            6.8           -
     Loss on extinguishment of debt      (3.0)       -       (3.0)        -          -            -              -           -
     Interest expense                   (55.3)       -      (44.5)     (7.2)      (1.3)           -           (2.1)       (0.2)
     Minority interests in AmeriGas
        Partners                        (65.3)       -      (65.3)        -          -            -              -           -
                                     --------   ------   --------   -------   --------   ----------  -------------  ----------
     Income before income taxes      $  175.1   $    -   $   67.1   $  81.4   $   10.8   $      9.8  $         6.3  $     (0.3)

                                     ========   ======   ========   =======   ========   ==========  =============  ==========
     Depreciation and amortization   $   49.6   $    -   $   36.1   $   9.1   $    1.5   $      0.6  $         1.8  $      0.5
     Partnership EBITDA (b)                              $  211.2

Segment assets (at period end)       $2,910.5   $(43.7)  $1,590.9   $ 744.9   $   91.0   $    168.6  $       162.1  $    196.7
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Investments in equity investees
   (at period end)                   $   46.1   $    -   $    3.5   $     -   $      -   $     11.4  $        31.2  $        -
                                     ========   ======   ========   =======   ========   ==========  =============  ==========

Goodwill and excess reorganization
   value (at period end)             $  653.5   $    -   $  590.3   $     -   $     -    $        -  $        58.7  $      4.5
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


7.    ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY


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


8.    DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS


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


9.    LONG-TERM DEBT


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

                        ANALYSIS OF RESULTS OF OPERATIONS


The following analyses compare our results of operations for (1) the three months ended March 31, 2004 ("2004 three-month period") with the three months ended March 31, 2003 ("2003 three-month period") and (2) the six months ended March 31, 2004 ("2004 six-month period") with the six months ended March 31, 2003 ("2003 six-month period"). Effective October 1, 2003, our Energy Services segment includes the operating results of Energy Services' gas marketing business as well as UGID's electricity generation business. Energy Services' segment presentation for the 2003 three-month period and 2003 six-month period have been restated to conform to the current period presentation. Our analyses of results of operations should be read in conjunction with the segment information included in Note 5 to the Condensed Consolidated Financial Statements.


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


(b) Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see
      Note 5 to the Condensed Consolidated Financial Statements).

                        UGI CORPORATION AND SUBSIDIARIES

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.


(d) Effective October 1, 2003, we realigned our business units in order to expand the energy management services available to our customers and strengthen our focus on power marketing. Under the realignment, the operating results of UGID's electricity generation business are combined with Energy Services rather than combined with UGI Utilities' Electric Utility (see Note 5 to the Condensed Consolidated Financial Statements).


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


Gas Utility operating income declined $8.6 million in the 2004 three-month period principally reflecting the previously mentioned decline in total margin, lower other income, and slightly higher operating and administrative expenses. Other income declined $4.9 million due in large part to a $2.7 million decline in non-tariff service income and costs related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses include, among other things, an increase in provisions for injuries and damages claims and higher pension costs partially offset by lower stock-based incentive compensation costs. The decrease in Gas Utility income before income taxes reflects the previously mentioned decline in operating income and higher interest expense in the 2004 three-month period as a result of including dividends paid on preferred shares subject to mandatory redemption as a component of interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150").


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

FINANCIAL CONDITION


Our cash, cash equivalents and short-term investments totaled $153.3 million at March 31, 2004 compared with $192.1 million at September 30, 2003. These amounts include $35.3 million and $116.3 million, respectively, of cash, cash equivalents and short-term investments held by UGI. The decline in cash, cash equivalents and short-term investments held by UGI compared to September 30, 2003 is a result of funding a portion of the purchase price of the acquisition of the remaining ownership interests in AGZ Holding partially offset by dividends received from subsidiaries. See Note 4 to the Condensed Consolidated Financial Statements.


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


      As described in Note 4 to the Consolidated Financial Statements included in this report, on March 31, 2004, the Company acquired the remaining outstanding 80.5% ownership in AGZ Holding that it did not already own. The internal control over financial reporting of AGZ Holding and its subsidiaries is being aligned with that of the Company as part of the post-acquisition financial integration process.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UGI Corporation
                                               ---------------------
                                               (Registrant)


Date: February 4, 2005                 By: /s/ Anthony J. Mendicino
                                       -----------------------------------------
                                               Anthony J. Mendicino
                                               Senior Vice President-Finance and
                                               Chief Financial Officer



Date: February 4, 2005                 By: /s/ Michael J. Cuzzolina
                                       -----------------------------------------
                                               Michael J. Cuzzolina
                                               Vice President-Accounting and
                                               Financial Control and
                                               Chief Risk Officer

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



10.5 Seller's Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding.





31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended March 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



* 32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended March 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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