Form 10-Q/A
period 2004-06-30
UGI CORP /PA/
filed 2005-02-04
CIK 884614

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


                                Explanatory Note

This Form 10-Q/A is being filed solely for the purposes of (1) restating the June 2004, September 2003 and June 2003 Condensed Consolidated Balance Sheets included in Item 1., Financial Statements, (i) to include deferred income tax liabilities on gains resulting from the conversion of the Registrant's Subordinated Units in AmeriGas Partners, L.P. ("Partnership") and subsequent sales of Partnership units to the public and (ii) to decrease common stockholders' equity by a corresponding amount, as described in the new Note 2 to Condensed Consolidated Financial Statements, (2) making corresponding adjustments to Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, (3) amending references to Notes to Condensed Consolidated Financial Statements resulting from the addition of a new Note 2 to Condensed Consolidated Financial Statements, including note references in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 4., Controls and Procedures, and (4) amending Item 4., Controls and Procedures, to discuss the restatement.

                                                                                      PAGES
                                                                                      -----
PART I  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2004,
                          September 30, 2003 and June 30, 2003                             1

                  Condensed Consolidated Statements of Income for the three
                          and nine months ended June 30, 2004 and 2003                     2

                  Condensed Consolidated Statements of Cash Flows for the
                          nine months ended June 30, 2004 and 2003                         3

                  Notes to Condensed Consolidated Financial Statements                4 - 21

      Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        22 - 36

      Item 4.     Controls and Procedures                                                 36

      Signatures                                                                          37

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)


                                                                              June 30,    September 30,    June 30,
                                                                                2004           2003          2003
                                                                            (as restated)  (as restated) (as restated)
                                                                            ------------- -------------  ------------
ASSETS
Current assets:
      Cash and cash equivalents                                                $  160.4   $       142.1   $  121.7
      Short-term investments (at cost, which approximates fair value)              25.0            50.0       50.0
      Accounts receivable (less allowances for doubtful accounts of
               $27.6, $14.8 and $19.6, respectively)                              425.0           213.1      253.8
      Accrued utility revenues                                                      8.1             7.4        7.9
      Inventories                                                                 127.4           136.6       97.0
      Deferred income taxes                                                        23.1            23.5       33.5
      Prepaid expenses and other current assets                                    30.6            28.6       34.0
                                                                               --------   -------------   --------
           Total current assets                                                   799.6           601.3      597.9

Property, plant and equipment, at cost (less accumulated depreciation
      and amortization of $880.0, $805.2 and $787.8, respectively)              1,881.2         1,336.8    1,336.9

Goodwill and excess reorganization value                                        1,174.8           671.5      665.1
Intangible assets (less accumulated amortization of
      $23.5, $16.4 and $9.5, respectively)                                        140.5            34.7       38.4
Utility regulatory assets                                                          63.0            60.3       60.1
Other assets                                                                      128.8            90.6       86.3
                                                                               --------   -------------   --------
           Total assets                                                        $4,187.9   $     2,795.2   $2,784.7
                                                                               ========   =============   ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
      Current maturities of long-term debt                                     $  115.4   $        65.0   $  124.6
      Current maturities of UGI Utilities preferred shares subject to
           mandatory redemption, without par value                                  1.0               -          -
      UGI Utilities bank loans                                                     30.1            40.7        2.3
      Other bank loans                                                             18.8            15.9       12.6
      Accounts payable                                                            270.3           202.5      176.7
      Other current liabilities                                                   303.6           260.1      250.3
                                                                               --------   -------------   --------
           Total current liabilities                                              739.2           584.2      566.5

Long-term debt                                                                  1,554.8         1,158.5    1,115.9
Deferred income taxes                                                             477.7           293.8      292.1
UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                      19.0            20.0          -
Other noncurrent liabilities                                                      353.9           105.4      107.5
                                                                               --------   -------------   --------
           Total liabilities                                                    3,144.6         2,161.9    2,082.0

Commitments and contingencies (note 11)

Minority interests                                                                204.9           134.6      167.4

UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                         -               -       20.0

Common stockholders' equity:
      Common Stock, without par value (authorized - 150,000,000 shares;
           issued - 57,576,497, 49,798,097, 49,798,097 shares, respectively)      759.6           511.7      506.8
      Retained earnings                                                           164.9            90.9      108.7
      Accumulated other comprehensive income                                       15.7             4.7        9.3
      Notes receivable from employees                                              (0.3)           (0.4)      (0.5)
                                                                               --------   -------------   --------
                                                                                  939.9           606.9      624.3
      Treasury stock, at cost                                                    (101.5)         (108.2)    (109.0)
                                                                               --------   -------------   --------
           Total common stockholders' equity                                      838.4           498.7      515.3
                                                                               --------   -------------   --------
           Total liabilities and stockholders' equity                          $4,187.9   $     2,795.2   $2,784.7
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

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)


                                                                       Nine Months Ended
                                                                           June 30,
                                                                      -------------------
                                                                        2004       2003
                                                                      --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $  114.2   $  104.5
      Reconcile to net cash provided by operating activities:
               Depreciation and amortization                              94.3       75.7
               Provision for uncollectible accounts                       15.5       15.6
               Minority interests                                         64.3       51.2
               Deferred income taxes, net                                  2.1      (11.4)
               Other, net                                                (10.8)      10.3
               Net change in:
                   Accounts receivable and accrued utility revenues      (50.9)     (94.1)
                   Inventories                                            30.4       14.2
                   Deferred fuel costs                                     2.4       35.9
                   Accounts payable                                      (58.8)       9.0
                   Other current assets and liabilities                  (17.9)      (5.6)
                                                                      --------   --------
          Net cash provided by operating activities                      184.8      205.3
                                                                      --------   --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
      Expenditures for property, plant and equipment                     (86.5)     (72.5)
      Net proceeds from disposals of assets                                6.0        4.9
      Acquisition of additional interest in Conemaugh Station                -      (51.3)
      Acquisitions of businesses, net of cash acquired                  (283.7)     (38.3)
      Short-term investments decrease (increase)                          25.0      (50.0)
      Other, net                                                           0.7        8.4
                                                                      --------   --------
          Net cash used by investing activities                         (338.5)    (198.8)
                                                                      --------   --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
      Dividends on UGI Common Stock                                      (40.4)     (35.6)
      Distributions on AmeriGas Partners publicly held Common Units      (45.9)     (41.1)
      Issuance of long-term debt                                          30.1      122.8
      Repayment of long-term debt                                        (61.3)    (175.1)
      AmeriGas Propane bank loans decrease                                   -      (10.0)
      UGI Utilities bank loans decrease                                  (10.6)     (34.9)
      Other bank loans increase                                            0.5        2.4
      Issuance of AmeriGas Partners Common Units                          51.2       75.0
      Issuance of UGI Common Stock                                       249.0       17.4
                                                                      --------   --------
          Net cash provided (used) by financing activities               172.6      (79.1)
                                                                      --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (0.6)         -
                                                                      --------   --------

Cash and cash equivalents increase (decrease)                         $   18.3   $  (72.6)
                                                                      ========   ========

Cash and cash equivalents:
      End of period                                                   $  160.4   $  121.7
      Beginning of period                                                142.1      194.3
                                                                      --------   --------
          Increase (decrease)                                         $   18.3   $  (72.6)
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


      UGI UTILITIES PREFERRED SHARES SUBJECT TO MANDATORY REDEMPTION. Beginning July 1, 2003, the Company accounts for UGI Utilities preferred shares subject to mandatory redemption in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes guidelines on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 results in the Company presenting UGI Utilities preferred shares subject to mandatory redemption in the liabilities section of the balance sheet and reflecting dividends paid on these shares as a component of interest expense for periods presented after June 30, 2003. Because SFAS 150 specifically prohibits the restatement of financial statements prior to its adoption, prior period amounts have not been reclassified (see Note
      13).



2.    RESTATEMENT



      We have restated the June 30, 2004, September 30, 2003 and June 30, 2003 Condensed Consolidated Balance Sheets to record deferred income tax liabilities on the gains resulting from the conversion of our Subordinated Units in the Partnership which occurred in December 2002, and upon subsequent sales by the Partnership of units to the public. The restatement has no impact on our Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.



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



                                               As previously
                                                  reported         As restated
                                               --------------      -----------
     June 30, 2004    Deferred income taxes       $ 390.4            $ 477.7
                      Common stock                $ 846.9            $ 759.6



September 30, 2003    Deferred income taxes       $ 223.1            $ 293.8
                      Common stock                $ 582.4            $ 511.7



     June 30, 2003    Deferred income taxes       $ 221.4            $ 292.1
                      Common stock                $ 577.5            $ 506.8



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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


5.    SEGMENT INFORMATION (CONTINUED)


Three Months Ended June 30, 2004:



                                                                          Reportable Segments
                                                          --------------------------------------------------------
                                                           AmeriGas      Gas    Electric   Energy    International   Corporate
                                      Total      Elims.    Propane     Utility   Utility  Services      Propane      & Other (a)
                                    ---------   -------   ----------   -------  --------  --------   -------------   ----------
Revenues                            $   823.4   $  (0.9)  $    315.1   $  97.7   $ 21.0   $  217.3    $     156.8    $     16.4
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Cost of sales                       $   531.2   $     -   $    184.0   $  65.1   $  9.6   $  200.8    $      62.2    $      9.5
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Segment profit:
     Operating income (loss)        $    33.9   $     -   $     (4.0)  $   6.9   $  5.5   $   10.2    $      14.3    $      1.0
     Income (loss) from equity
        investees                        (0.6)        -          0.1         -        -          -           (0.7)            -
     Interest expense                   (33.5)        -        (20.5)     (3.9)    (0.6)         -           (8.3)         (0.2)
     Minority interests in
        AmeriGas Partners                14.0         -         14.0         -        -          -              -             -
                                    ---------   -------   ----------   -------   ------   --------    -----------    ----------
     Income (loss) before
        income taxes                $    13.8   $     -   $    (10.4)  $   3.0   $  4.9   $   10.2    $       5.3    $      0.8
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========
     Depreciation and amortization  $    38.5   $     -   $     20.0   $   4.9   $  0.6   $    1.0    $      11.8    $      0.2
     Partnership EBITDA (b)                               $     16.1

Segment assets (at period end)      $ 4,187.9   $(356.3)  $  1,525.2   $ 736.0   $ 88.2   $  201.8    $   1,575.7    $    417.3
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Investments in equity investees
  (at period end)                   $    20.1   $     -   $      3.6   $     -   $    -   $    9.1    $       7.4    $        -
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Goodwill and excess reorganization
  value (at period end)             $ 1,174.8   $     -   $    605.7   $     -   $    -   $    2.8    $     561.0    $      5.3
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Three Months Ended June 30, 2003:

                                                                          Reportable Segments
                                                          --------------------------------------------------------
                                                           AmeriGas      Gas    Electric   Energy    International   Corporate
                                      Total      Elims.    Propane     Utility   Utility  Services      Propane      & Other (a)
                                    ---------   -------   ----------   -------  --------  --------   -------------   ----------

Revenues                            $   623.1   $  (0.6)  $    287.1   $  99.7   $ 20.3   $  191.6    $      11.6    $     13.4
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Cost of sales                       $   430.1   $     -   $    158.0   $  65.2   $  9.7   $  183.5    $       5.8    $      7.9
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Segment profit:
     Operating income (loss)        $     8.4   $     -   $     (5.8)  $   5.5   $  4.5   $    4.3    $      (1.0)   $      0.9
     Income (loss) from equity
        investees                         0.2         -         (0.6)        -        -          -            0.8             -
     Interest expense                   (26.5)        -        (21.5)     (3.5)    (0.4)         -           (1.0)         (0.1)
     Minority interests in
        AmeriGas Partners                14.1         -         14.1         -        -          -              -             -
                                    ---------   -------   ----------   -------   ------   --------    -----------    ----------
     Income (loss) before income
        taxes                       $    (3.8)  $     -   $    (13.8)  $   2.0   $  4.1   $    4.3    $      (1.2)   $      0.8
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========
     Depreciation and amortization  $    26.1   $     -   $     19.0   $   4.4   $  0.8   $    0.7    $       1.1    $      0.1
     Partnership EBITDA (b)                               $     12.6

Segment assets (at period end)      $ 2,784.7   $ (41.1)  $  1,513.9   $ 711.2   $ 85.7   $  179.1    $     171.4    $    164.5
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Investments in equity investees
  (at period end)                   $    41.0   $     -   $      2.9   $     -   $    -   $    9.9    $      28.2    $        -
                                    =========   =======   ==========   =======   ======   ========    ===========    ==========

Goodwill and excess reorganization
  value (at period end)             $   665.1   $     -   $    598.8   $     -   $    -   $      -    $      62.0    $      4.3
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

      (ii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


5.    SEGMENT INFORMATION (CONTINUED)


Nine Months Ended June 30, 2004:



                                                                            Reportable Segments
                                                           ----------------------------------------------------------
                                                           AmeriGas      Gas      Electric   Energy     International   Corporate
                                      Total      Elims.     Propane     Utility   Utility    Services      Propane      & Other (a)
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
Revenues                            $3,033.7    $   (2.2)  $ 1,463.0   $  490.5   $   67.1   $  779.0   $       191.2   $     45.1
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Cost of sales                       $2,042.6    $      -   $   843.7   $  325.2   $   31.6   $  736.8   $        79.1   $     26.2
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Segment profit:
     Operating income               $  323.8    $      -   $   188.8   $   82.8   $   16.8   $   24.0   $         9.8   $      1.6
     Income from equity investees       12.0           -         0.8          -          -          -            11.2            -
     Interest expense                  (86.9)          -       (62.8)     (11.9)      (1.6)         -           (10.2)        (0.4)
     Minority interests in AmeriGas
        Partners                       (64.3)          -       (64.3)         -          -          -               -            -
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
     Income before income taxes     $  184.6    $      -   $    62.5   $   70.9   $   15.2   $   24.0   $        10.8   $      1.2
                                    ========    ========   =========   ========   ========   ========   =============   ==========
     Depreciation and amortization  $   94.3    $      -   $    59.5   $   14.6   $    2.3   $    3.0   $        14.1   $      0.8
     Partnership EBITDA (b)                                $   247.3

Segment assets (at period end)      $4,187.9    $ (356.3)  $ 1,525.2   $  736.0   $   88.2   $  201.8   $     1,575.7   $    417.3
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Investments in equity investees
  (at period end)                   $   20.1    $     -    $     3.6   $      -   $      -   $    9.1   $         7.4   $        -
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Goodwill and excess reorganization
  value (at period end)             $1,174.8    $     -    $   605.7   $      -   $      -   $    2.8   $       561.0   $      5.3
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Nine Months Ended June 30, 2003:

                                                                            Reportable Segments
                                                           ----------------------------------------------------------
                                                           AmeriGas      Gas      Electric   Energy     International   Corporate
                                      Total      Elims.     Propane     Utility   Utility    Services      Propane      & Other (a)
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
Revenues                            $2,498.9    $   (1.8)  $ 1,357.7   $  484.7   $   66.5   $  513.7   $        44.0   $     34.1
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Cost of sales                       $1,638.1    $      -   $   762.0   $  312.6   $   31.3   $  488.9   $        24.4   $     18.9
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Segment profit:
     Operating income               $  300.2    $      -   $   174.0   $   94.1   $   16.6   $   14.1   $         0.6   $      0.8
     Income (loss) from equity
        investees                        7.1           -        (0.5)         -          -          -             7.6            -
     Loss on extinguishment of debt     (3.0)          -        (3.0)         -          -          -               -            -
     Interest expense                  (81.8)          -       (66.0)     (10.7)      (1.7)         -            (3.1)        (0.3)
     Minority interests in AmeriGas
        Partners                       (51.2)          -       (51.2)         -          -          -               -            -
                                    --------    --------   ---------   --------   --------   --------   -------------   ----------
     Income before income taxes     $  171.3    $      -   $    53.3   $   83.4   $   14.9   $   14.1   $         5.1   $      0.5
                                    ========    ========   =========   ========   ========   ========   =============   ==========
     Depreciation and amortization  $   75.7    $      -   $    55.0   $   13.6   $    2.3   $    1.2   $         2.9   $      0.7
     Partnership EBITDA (b)                                $   223.8

Segment assets (at period end)      $2,784.7    $  (41.1)  $ 1,513.9   $  711.2   $   85.7   $  179.1   $       171.4   $    164.5
                                    ========    ========   =========   =======    =======    =======    =============   ==========

Investments in equity investees
  (at period end)                   $   41.0    $      -   $     2.9   $      -   $      -   $    9.9   $        28.2   $        -
                                    ========    ========   =========   ========   ========   ========   =============   ==========

Goodwill and excess reorganization
  value (at period end)             $  665.1    $      -   $   598.8   $      -   $      -   $      -   $        62.0   $      4.3
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
-----------------------------------------------------------------------------------------


      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ended September 30, 2004. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund the UGI Utilities' postretirement obligations and to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. UGI Utilities expects to contribute approximately $2.3 million to the VEBA during the year ended September 30, 2004, subject to the actuarial impact, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (as more fully described in Note 12 to Condensed Consolidated Financial Statements). Through June 30, 2004, UGI Utilities has made contributions of approximately $1.8 million to the VEBA.

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


9.    LONG-TERM DEBT


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


10.   AMERIGAS PARTNERS COMMON UNIT ACTIVITY


      On May 26, 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering at a public offering price of $25.61 per unit. On June 10, 2004, the underwriters exercised a portion of their overallotment option for the purchase of an additional 100,000 Common Units. The net proceeds of the public offering totaling $51.2 million and associated capital contributions from the General Partner totaling $1.0 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      agreement and for general partnership purposes. Concurrent with this sale of Common Units, the Company recorded a net gain in the amount of $5.6 million which is reflected in the Company's balance sheet as an increase in common stockholders' equity in accordance with the guidance in SEC Staff Accounting Bulletin No. 51 "Accounting for Sales of Common Stock by a Subsidiary." The gain had no effect on the Company's net income or cash flow.


11.   COMMITMENTS AND CONTINGENCIES

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

12.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

13.   SUBSEQUENT EVENT - REDEMPTION OF $7.75 UGI UTILITIES SERIES PREFERRED
      STOCK

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




The Company's long-term debt outstanding at June 30, 2004 totaled $1,670.2 million (including current maturities of $115.4 million) compared to $1,223.5 million of long-term debt (including current maturities of $65.0 million) at September 30, 2003 (see Note 9 to the Condensed Consolidated Financial Statements). In April 2004, AmeriGas OLP repaid $53.8 million of maturing First Mortgage Notes. In conjunction with this repayment, AmeriGas Partners issued $28 million face amount of 8.875% Senior Notes due 2011, at an effective interest rate of 7.18%, and contributed the net proceeds of $30.1 million to AmeriGas OLP.



On May 26, 2004, AmeriGas Partners sold 2,000,000 Common Units in an underwritten public offering at a public offering price of $25.61 per unit. On June 10, 2004, the underwriters partially exercised their overallotment option in the amount of 100,000 Common Units. The net proceeds of the public offering totaling $51.2 million and associated capital contributions from the General Partner totaling $1.0 million, were contributed to AmeriGas OLP and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. Concurrent with this sale of Common Units, the Company recorded a net gain in the amount of $5.6 million which is reflected in the Company's balance sheet as an increase in common stockholders' equity in accordance with the guidance in SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Common Stock by a Subsidiary." The gain had no effect on the Company's net income or cash flow.


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




      As described in Note 4 to the Condensed Consolidated Financial Statements included in this report, on March 31, 2004, the Company acquired the remaining outstanding 80.5% ownership in AGZ Holding that it did not already own. The internal control over financial reporting of AGZ Holding and its subsidiaries ("Antargaz") is being aligned with that of the Company as part of the post-acquisition financial integration process. As a result of this continuing integration process, we have extended internal control procedures over quarterly financial reporting to include Antargaz.

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


                                        UGI Corporation
                                        ---------------
                                        (Registrant)

Date: February 4, 2005                  By: /s/ Anthony J. Mendicino
                                        ------------------------------------
                                        Anthony J. Mendicino
                                        Senior Vice President-Finance and
                                        Chief Financial Officer



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

10.8 Tax Consolidation Agreement dated June 18, 2004, entered into by UGI Bordeaux Holding and its Subsidiaries named therein.



31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended June 30, 2004, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.


* 32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q/A for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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