Form 10-Q
period 2004-12-31
UGI CORP /PA/
filed 2005-02-09
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

     At January 31, 2005, there were 51,550,472 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                              PAGES
                                                                              -----
PART I FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 2004,
                September 30, 2004 and December 31, 2003                        1

             Condensed Consolidated Statements of Income for the three
                months ended December 31, 2004 and 2003                         2

             Condensed Consolidated Statements of Cash Flows for the
                three months ended December 31, 2004 and 2003                   3

             Notes to Condensed Consolidated Financial Statements              4-17

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           18-27

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       27-29

   Item 4.   Controls and Procedures                                            30

PART II OTHER INFORMATION

   Item 6.   Exhibits                                                           31

   Signatures                                                                   32

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                             December 31,   September 30,   December 31,
                                                                                 2004           2004            2003
                                                                             ------------   -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $  121.7        $  149.6       $  143.6
   Short-term investments (at cost, which approximates fair value)                 55.0            50.0           49.9
   Accounts receivable (less allowances for doubtful accounts of
      $26.9, $22.3 and $15.5, respectively)                                       644.4           367.3          373.1
   Accrued utility revenues                                                        38.8             9.7           30.6
   Inventories                                                                    226.3           198.4          148.6
   Deferred income taxes                                                           22.6            14.9           18.8
   Prepaid expenses and other current assets                                       34.1            46.6           39.8
                                                                               --------        --------       --------
      Total current assets                                                      1,142.9           836.5          804.4

Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $924.9, $892.4 and $827.6, respectively)                 1,843.0         1,781.9        1,360.3

Goodwill and excess reorganization value                                        1,305.3         1,245.9          679.8
Intangible assets (less accumulated amortization of
   $32.6, $27.5 and $18.1, respectively)                                          200.6           184.4           36.3
Utility regulatory assets                                                          65.6            65.0           61.3
Other assets                                                                      123.1           121.7           96.9
                                                                               --------        --------       --------
      Total assets                                                             $4,680.5        $4,235.4       $3,039.0
                                                                               ========        ========       ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
   Current maturities of long-term debt                                        $  175.9        $  122.8       $   65.3
   Current maturities of UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                        --            20.0            1.0
   AmeriGas Propane bank loans                                                     30.0              --           36.0
   UGI Utilities bank loans                                                        83.0            60.9           72.2
   Other bank loans                                                                19.2            17.2           18.1
   Accounts payable                                                               521.7           323.9          327.2
   Other current liabilities                                                      388.3           378.0          242.0
                                                                               --------        --------       --------
      Total current liabilities                                                 1,218.1           922.8          761.8

Long-term debt                                                                  1,561.9         1,547.3        1,161.6
Deferred income taxes                                                             474.2           441.4          301.6
UGI Utilities preferred shares subject to
   mandatory redemption, without par value                                           --              --           19.0
Other noncurrent liabilities                                                      337.5           311.4          107.3
                                                                               --------        --------       --------
      Total liabilities                                                         3,591.7         3,222.9        2,351.3

Commitments and contingencies (note 8)

Minority interests                                                                169.8           178.4          149.8

Common stockholders' equity:
   Common Stock, without par value (authorized - 150,000,000 shares;
      issued - 57,576,497, 57,576,497 and 49,798,097 shares, respectively)        763.3           762.8          512.2
   Retained earnings                                                              208.4           146.2          117.5
   Accumulated other comprehensive income                                          42.2            22.6           15.6
   Notes receivable from employees                                                 (0.2)           (0.2)          (0.4)
                                                                               --------        --------       --------
                                                                                1,013.7           931.4          644.9
   Treasury stock, at cost                                                        (94.7)          (97.3)        (107.0)
                                                                               --------        --------       --------
      Total common stockholders' equity                                           919.0           834.1          537.9
                                                                               --------        --------       --------
      Total liabilities and stockholders' equity                               $4,680.5        $4,235.4       $3,039.0
                                                                               ========        ========       ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                             Three Months Ended
                                                                December 31,
                                                             ------------------
                                                               2004       2003
                                                             --------   -------
Revenues                                                     $1,363.1   $ 893.7

Costs and expenses:
   Cost of sales                                                913.3     596.9
   Operating and administrative expenses                        257.6     163.3
   Utility taxes other than income taxes                          3.2       3.1
   Depreciation and amortization                                 37.6      27.5
   Other income, net                                            (23.6)     (5.4)
                                                             --------   -------
                                                              1,188.1     785.4
                                                             --------   -------

Operating income                                                175.0     108.3
Income (loss) from equity investees                              (0.7)      4.2
Interest expense                                                (33.5)    (26.7)
Minority interests, principally in AmeriGas Partners            (20.6)    (22.7)
                                                             --------   -------
Income before income taxes                                      120.2      63.1
Income tax expense                                              (42.0)    (24.3)
                                                             --------   -------
Net income                                                   $   78.2   $  38.8
                                                             ========   =======

Earnings per common share:
   Basic                                                     $   1.52   $  0.91
                                                             ========   =======
   Diluted                                                   $   1.49   $  0.88
                                                             ========   =======

Average common shares outstanding (millions):
   Basic                                                       51.374    42.839
                                                             ========   =======
   Diluted                                                     52.600    43.947
                                                             ========   =======
Dividends declared per common share                          $ 0.3125   $0.2850
                                                             ========   =======

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                   Three Months Ended
                                                                      December 31,
                                                                   ------------------
                                                                      2004      2003
                                                                    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  78.2   $  38.8
   Reconcile to net cash provided by operating activities:
         Depreciation and amortization                                 37.6      27.5
         Minority interests                                            20.6      22.7
         Deferred income taxes, net                                     1.5       6.1
         Other, net                                                    (6.3)      6.2
         Net change in:
            Accounts receivable and accrued utility revenues         (296.3)   (185.3)
            Inventories                                               (12.4)     (8.3)
            Deferred fuel costs                                        (4.8)     (8.4)
            Accounts payable                                          169.6     124.1
            Other current assets and liabilities                       17.1      (9.8)
                                                                    -------   -------
      Net cash provided by operating activities                         4.8      13.6
                                                                    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                     (40.9)    (24.1)
   Net proceeds from disposals of assets                                6.1       4.0
   Acquisitions of businesses, net of cash acquired                   (24.7)    (33.5)
   Other, net                                                           2.5       0.1
                                                                    -------   -------
      Net cash used by investing activities                           (57.0)    (53.5)
                                                                    -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on UGI Common Stock                                      (16.0)    (12.2)
   Distributions on AmeriGas Partners publicly held Common Units      (16.5)    (15.3)
   Issuance of long-term debt                                          20.5        --
   Repayment of long-term debt                                         (2.3)     (1.4)
   AmeriGas Propane bank loans increase                                30.0      36.0
   UGI Utilities bank loans increase                                   22.1      31.5
   Other bank loans increase                                             --       1.0
   Redemption of UGI Utilities preferred shares subject to
     mandatory redemption                                             (20.0)       --
   Issuance of UGI Common Stock                                         3.1       1.7
                                                                    -------   -------
      Net cash provided by financing activities                        20.9      41.3
                                                                    -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 3.4       0.1
                                                                    -------   -------
Cash and cash equivalents (decrease) increase                       $ (27.9)  $   1.5
                                                                    =======   =======
Cash and cash equivalents:
   End of period                                                    $ 121.7   $ 143.6
   Beginning of period                                                149.6     142.1
                                                                    -------   -------
      (Decrease) increase                                           $ (27.9)  $   1.5
                                                                    =======   =======

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

     We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At December 31, 2004, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 44.6% limited partner interest in AmeriGas Partners, and effective 46.1% and 46.0% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 54.4% interest in AmeriGas Partners comprises 29,952,268 publicly held Common Units representing limited partner interests.

     Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises") (1) owns and operates LPG distribution businesses in France ("Antargaz"); (2) owns and operates LPG distribution businesses in Austria, the Czech Republic and Slovakia ("FLAGA"); and (3) participates in a propane joint-venture business in China. We refer to our foreign operations collectively as "International Propane."

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

     In addition, Enterprises conducts an energy marketing business primarily in the Eastern region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries and joint-venture affiliate Hunlock Creek Energy Ventures, own and operate interests in Pennsylvania-based electricity generation

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     assets. Through other subsidiaries, Enterprises owns and operates a heating, ventilation, air-conditioning and refrigeration service business in the Middle Atlantic states ("HVAC/R").

     Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies, which, except for the Partnership, are majority owned, and are together referred to as "we" or "the Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public's limited partner interests in the Partnership and the outside ownership interest in a subsidiary of Antargaz as minority interests. Entities in which we own 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for by the equity method. Prior to the March 2004 acquisition of the 80.5% remaining ownership interests in AGZ Holding that we did not already own, Antargaz was accounted for by the equity method.

     The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2004 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2004 ("Company's 2004 Annual Report") and the restated condensed consolidated balance sheets and the related Note 2 included in our Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2003. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     EARNINGS PER COMMON SHARE. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                Three Months Ended
                                                   December 31,
                                                ------------------
                                                   2004     2003
                                                  ------   ------
     Denominator (millions of shares):
        Average common shares
           outstanding for basic computation      51.374   42.839
        Incremental shares issuable for stock
           options and awards                      1.226    1.108
                                                  ------   ------
     Average common shares outstanding for
        diluted computation                       52.600   43.947
                                                  ------   ------

     STOCK-BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                 (Millions of dollars, except per share amounts)

     Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options and other equity instruments to employees. We use the intrinsic value method prescribed by APB 25 for our stock-based employee compensation plans.

     We recognized total stock and unit-based compensation expense of $4.5 million and $4.1 million in the three months ended December 31, 2004 and 2003, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted earnings per share for the three months ended December 31, 2004 and 2003 would have been as follows:

                                                              Three Months Ended
                                                                 December 31,
                                                              ------------------
                                                                  2004    2003
                                                                 -----   -----
     Net income, as reported                                     $78.2   $38.8
     Add: Stock and unit-based employee
        compensation expense included in
        reported net income, net of related tax effects            2.7     2.5
     Deduct: Total stock and unit-based
        employee compensation expense
        determined under the fair value method
        for all awards, net of related tax effects                (3.0)   (2.6)
                                                                 -----   -----
     Pro forma net income                                        $77.9   $38.7
                                                                 -----   -----

     Basic earnings per share:
        As reported                                              $1.52   $0.91
        Pro forma                                                $1.52   $0.90

     Diluted earnings per share:
        As reported                                              $1.49   $0.88
        Pro forma                                                $1.48   $0.88
                                                                 -----   -----

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three months ended December 31, 2004 and 2003.

                                                              Three Months Ended
                                                                 December 31,
                                                              ------------------
                                                                  2004    2003
                                                                 -----   -----
     Net income                                                  $78.2   $38.8
     Other comprehensive income                                   19.6    10.9
                                                                 -----   -----
     Comprehensive income                                        $97.8   $49.7
                                                                 -----   -----

     Other comprehensive income principally comprises (1) changes in the fair value of derivative commodity instruments, interest rate protection agreements and foreign currency derivatives qualifying as hedges and (2) foreign currency translation adjustments, net of reclassifications to net income.

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

2.   ACQUISITIONS

     In November 2004, a wholly owned subsidiary of Energy Services acquired from ConocoPhillips Company ("Conoco") and a wholly owned, indirect subsidiary of AmeriGas OLP, in separate transactions, 100% of the issued and outstanding common stock of Atlantic Energy, Inc. ("Atlantic Energy"), for an aggregate purchase price of approximately $23.4 million in cash, subject to post-closing adjustments. Atlantic Energy's principal asset is a 20 million gallon propane storage terminal located in Chesapeake, Virginia. We are currently in the process of completing the review and determination of the fair value of the assets acquired and liabilities assumed, principally the fair value of the terminal. The effect of the sale of AmeriGas OLP's 50% ownership interest in Atlantic Energy to Energy Services is eliminated in consolidation and only the 50% of Atlantic Energy's assets and liabilities acquired from Conoco have been subject to a preliminary purchase price allocation. In connection with this acquisition, Atlantic Energy and AmeriGas OLP entered into a long-term propane supply agreement. The pro forma effect of this acquisition was not material to our results of operations.

     Also, during the three months ended December 31, 2004, AmeriGas OLP completed three acquisitions of small retail propane distribution businesses. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The pro forma effect of these transactions was not material to our results of operations.

3.   SEGMENT INFORMATION

     We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment comprising FLAGA and our international LPG equity investment ("Other"); (4) Gas Utility; (5) Electric Utility; and (6) Energy Services (comprising Energy Services' gas marketing business and UGID's electricity generation business). We refer to both international segments collectively as "International Propane."

     The accounting policies of the six segments disclosed are the same as those described in the Significant Accounting Policies note contained in the Company's 2004 Annual Report. We

                        UGI CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     evaluate AmeriGas Propane's performance principally based upon the Partnership's earnings before interest expense, income taxes, depreciation and amortization ("Partnership EBITDA"). Although we use Partnership EBITDA to evaluate AmeriGas Propane's profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. The Company's definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.   SEGMENT INFORMATION (CONTINUED)

Three Months Ended December 31, 2004:

                                                                            Reportable Segments
                                                       ------------------------------------------------------------
                                                                                              International Propane
                                                       AmeriGas    Gas    Electric   Energy   ---------------------    Corporate
                                      Total    Elims.   Propane  Utility   Utility  Services    Antargaz  Other (a)   & Other (b)
                                    --------  -------  --------  -------  --------  --------   ---------  ---------   -----------
Revenues                            $1,363.1  $    --  $  556.2   $161.2   $22.3     $329.0     $  258.7   $ 20.2        $ 15.5
                                    ========  =======  ========   ======   =====     ======     ========   ======        ======
Cost of sales                       $  913.3  $    --  $  351.1   $106.6   $11.0     $313.2     $  110.0   $ 12.0        $  9.4
                                    ========  =======  ========   ======   =====     ======     ========   ======        ======
Segment profit:
   Operating income (c)             $  175.0  $    --  $   58.6   $ 28.1   $ 4.7     $  6.1     $   75.8   $  1.6        $  0.1
   Loss from equity investees           (0.7)      --        --       --      --         --         (0.6)    (0.1)           --
   Interest expense                    (33.5)      --     (20.5)    (4.1)   (0.5)        --         (7.6)    (0.9)          0.1
   Minority interests                  (20.6)      --     (20.3)      --      --         --         (0.3)      --            --
                                    --------  -------  --------   ------   -----     ------     --------   ------        ------
   Income before income taxes (c)   $  120.2  $    --  $   17.8   $ 24.0   $ 4.2     $  6.1     $   67.3   $  0.6        $  0.2
                                    ========  =======  ========   ======   =====     ======     ========   ======        ======
   Depreciation and amortization    $   37.6  $    --  $   19.3   $  5.1   $ 0.7     $  1.3     $    9.6   $  1.3        $  0.3
   Partnership EBITDA (d)                              $   86.4

Segment assets (at period end)      $4,680.5  $(334.6) $1,639.9   $810.1   $91.1     $298.3     $1,561.3   $172.8        $441.6
                                    ========  =======  ========   ======   =====     ======     ========   ======        ======

Investments in equity investees
   (at period end)                  $   15.1  $    --  $     --   $   --   $  --     $  8.5     $    3.8   $  2.8        $   --
                                    ========  =======  ========   ======   =====     ======     ========   ======        ======

Goodwill and excess reorganization
   value (at period end)            $1,305.3  $    --  $  616.8   $   --   $  --     $  5.0     $  603.6   $ 74.4        $  5.5
                                    ========  =======  ========   ======   =====     ======     ========   ======        ======

Three Months Ended December 31, 2003:

                                                                            Reportable Segments
                                                       ------------------------------------------------------------
                                                                                              International Propane
                                                       AmeriGas    Gas    Electric   Energy   ---------------------    Corporate
                                      Total    Elims.   Propane  Utility   Utility  Services    Antargaz  Other (a)   & Other (b)
                                    --------  -------  --------  -------  --------  --------   ---------  ---------   -----------
Revenues                            $  893.7  $ (0.6)  $  460.2  $149.3    $21.4     $232.9      $  --     $ 15.8       $ 14.7
                                    ========  ======   ========  ======    =====     ======      =====     ======       ======
Cost of sales                       $  596.9  $   --   $  254.5  $ 95.1    $10.5     $220.6      $  --     $  7.6       $  8.6
                                    ========  ======   ========  ======    =====     ======      =====     ======       ======
Segment profit:
   Operating income (loss)          $  108.3  $   --   $   65.6  $ 29.4    $ 4.5     $  6.3      $(0.2)    $  2.0       $  0.7
   Income from equity investees          4.2      --         --      --       --         --        4.2         --           --
   Interest expense                    (26.7)     --      (21.1)   (4.1)    (0.5)        --                  (0.9)        (0.1)
   Minority interests in AmeriGas
      Partners                         (22.7)     --      (22.7)     --       --         --         --         --           --
                                    --------  ------   --------  ------    -----     ------      -----     ------       ------
   Income before income taxes       $   63.1  $   --   $   21.8  $ 25.3    $ 4.0     $  6.3      $ 4.0     $  1.1       $  0.6
                                    ========  ======   ========  ======    =====     ======      =====     ======       ======
   Depreciation and amortization    $   27.5  $   --   $   19.7  $  4.7    $ 0.7     $  1.0      $  --     $  1.1       $  0.3
   Partnership EBITDA (d)                              $   84.6

Segment assets (at period end)      $3,039.0  $(46.3)  $1,617.8  $781.8    $84.8     $219.0      $30.0     $152.5       $199.4
                                    ========  ======   ========  ======    =====     ======      =====     ======       ======

Investments in equity investees
  (at period end)                   $   45.2  $   --   $    2.8  $   --    $  --     $  9.4      $30.0     $  3.0       $   --
                                    ========  ======   ========  ======    =====     ======      =====     ======       ======

Goodwill and excess reorganization
   value (at period end)            $  679.8  $   --   $  603.9  $   --    $  --     $  2.8      $  --     $ 67.8       $  5.3
                                    ========  ======   ========  ======    =====     ======      =====     ======       ======

(a) International Propane-Other principally comprises FLAGA and our joint-venture business in China.

(b) Corporate & Other's results principally comprise UGI Enterprises' HVAC/R operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c) International Propane-Antargaz' results for the three months ended December 31, 2004 include $19.9 million of operating income and income before income taxes due to the resolution of certain non-income tax contingencies as of December 31, 2004 (see Note 8).

(d) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,       2004     2003
----------------------------------   -------  -------
Partnership EBITDA (i)               $ 86.4   $ 84.6
Depreciation and amortization (ii)    (19.3)   (19.6)
Minority interests (iii)                0.6      0.6
Gain on sale of Atlantic Energy        (9.1)      --
                                     ------   ------
Operating income                     $ 58.6   $ 65.6
                                     ======   ======

(i) Includes $9.1 million gain on sale of Atlantic Energy to Energy Services during the three months ended December 31, 2004.

(ii) Excludes General Partner depreciation and amortization of $0.1 million in the three months ended December 31, 2003.

(iii) Principally represents the General Partner's 1.01% interest in AmeriGas
     OLP.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

4.   REDEMPTION OF $7.75 UGI UTILITIES SERIES PREFERRED STOCK

     On October 1, 2004, UGI Utilities redeemed all 200,000 shares of the $7.75 UGI Utilities Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 UGI Utilities Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due October 2034.

5.   INTANGIBLE ASSETS

     The Company's intangible assets comprise the following:

                                             December 31,   September 30,
                                                 2004            2004
                                             ------------   -------------
Not subject to amortization:
   Goodwill                                    $1,212.0       $1,152.6
   Excess reorganization value                     93.3           93.3
                                               --------       --------
                                               $1,305.3       $1,245.9
                                               --------       --------

Other intangible assets:
   Customer relationships, noncompete
      agreements and other                     $  187.1       $  169.7
   Trademark (not subject to amortization)         46.1           42.2
                                               --------       --------
      Gross carrying amount                       233.2          211.9
                                               --------       --------
      Accumulated amortization                    (32.6)         (27.5)
                                               --------       --------
   Net carrying amount                         $  200.6       $  184.4
                                               ========       ========

     The increase in intangible assets during the three months ended December 31, 2004 principally reflects the effects of foreign currency translation and business acquisitions. Amortization expense of intangible assets was $4.4 million and $1.7 million for the three months ended December 31, 2004 and 2003, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2005
     - $17.7 million; Fiscal 2006 - $17.3 million; Fiscal 2007 - $16.6 million; Fiscal 2008 - $16.2 million; Fiscal 2009 - $14.9 million.

6.   ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

     Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in August 2007, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility's back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     maximum level of funding available at any one time from this facility is $150 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

     During the three months ended December 31, 2004, Energy Services sold trade receivables totaling $285.8 million to ESFC. During the three months ended December 31, 2004, ESFC sold an aggregate $63 million of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2004, the outstanding balance of ESFC trade receivables was $93.9 million which is net of $26 million that was sold to the commercial paper conduit and removed from the balance sheet.

     In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. Energy Services expects to renew the LC Facility prior to its expiration in April 2005.

7.   DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

     We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and a limited number of active employees meeting certain age and service requirements, and postretirement life insurance benefits to nearly all domestic active and retired employees. Antargaz provides certain pension and postretirement health care benefits for its employees.

     Net periodic expense (income) and other postretirement benefit costs include the following components:

                                                                                 Other
                                                    Pension Benefits    Postretirement Benefits
                                                   Three Months Ended      Three Months Ended
                                                      December 31,            December 31,
                                                   ------------------   -----------------------
                                                      2004    2003            2004    2003
                                                     -----   -----           -----   -----
     Service cost                                    $ 1.4   $ 1.3           $ 0.1   $ 0.1
     Interest cost                                     3.5     3.3             0.5     0.3
     Expected return on assets                        (4.5)   (4.4)           (0.1)   (0.1)
     Amortization of:
        Transition (asset) obligation                   --    (0.4)            0.2     0.1
        Prior service cost                             0.2     0.1              --      --
        Actuarial loss                                 0.4     0.3             0.1      --
                                                     -----   -----           -----   -----
     Net benefit cost                                  1.0     0.2             0.8     0.4
     Change in regulatory assets and liabilities        --      --             0.3     0.2
                                                     -----   -----           -----   -----
     Net expense                                     $ 1.0   $ 0.2           $ 1.1   $ 0.6
                                                     =====   =====           =====   =====

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ended September 30, 2005. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. UGI Utilities expects to contribute approximately $2.5 million to the VEBA during the year ending September 30, 2005. During the three months ended December 31, 2004, UGI Utilities made contributions of approximately $0.6 million to the VEBA.

     We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded expense for these plans of $0.4 million in both of the three months ended December 31, 2004 and 2003.

8.   COMMITMENTS AND CONTINGENCIES

     The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $12 million at December 31, 2004. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

     On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2004, the potential amount payable under this indemnity by the Company Parties was approximately $58 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

     Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. The court recently granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and to amend their complaint to name additional parties consistent with such ruling. In 2003, we settled the individual personal injury and property damage claims of the Swigers. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. We believe we have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

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

     UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites.

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

     AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL has recently informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     total cost of remediation could be as high as $55 million. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

     On September 20, 2001, Consolidated Edison Company of New York ("ConEd") filed suit against UGI Utilities in the United States District Court for the Southern District of New York, seeking contribution from UGI Utilities for an allocated share of response costs associated with investigating and assessing gas plant related contamination at former MGP sites in Westchester County, New York. The complaint alleges that UGI Utilities "owned and operated" the MGPs prior to 1904. The complaint also seeks a declaration that UGI Utilities is responsible for an allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million. By orders issued in November 2003 and March 2004, the court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. ConEd has appealed.

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

     By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together, the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remedial costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to UGI Utilities. UGI Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

     Antargaz filed suit against the French tax authorities in connection with the assessment of non-income tax related to Antargaz owned tanks at customer locations used to store LPG. Elf Antar France, now Total France, and Elf Aquitaine, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. The indemnity from the former owners amounts to approximately E9.4 million ($12.8 million) of the tax liability and is reflected in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheet at December 31, 2004. Antargaz had recorded a liability for the tax relating to tanks of various customer classes for the period from January 1, 1997 through December 31, 2004 of approximately E29.9 million ($40.6 million). On February 4, 2005, Antargaz received a letter from French authorities which eliminated the requirement for Antargaz to provide taxes on Antargaz owned tanks at certain customer

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     locations. In addition, resolution was reached on tax contingencies relating to a prior year. Therefore, effective December 31, 2004, Antargaz reversed (1) E8.8 million ($12.0 million) resulting from the exemption of tanks at certain customer locations and (2) E5.9 million ($7.9 million) resulting from the resolution reached on a prior year's taxes. The total pre-tax amount of $19.9 million is reflected in "Other income, net" in the Condensed Consolidated Statement of Income for the three month period ended December 31, 2004. The after-tax effect of this reversal resulted in $14.9 million of net income.

     In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. At December 31, 2004, the Company's accrued liability for environmental investigation and cleanup costs was not material.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective for our interim period beginning after June 15, 2005. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position. Also, see Note 1.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material effect on our results of operations or financial position.

     In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. We are currently assessing the impact of the American Jobs Creation Act, but do not expect the impact of FSP 109-1 and FSP 109-2 to have a material effect on our financial position or results of operations.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other liquefied petroleum gases ("LPG"), oil, electricity, coal and natural gas and the capacity to transport product to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting any increase in revenues; (6) liability for environmental claims; (7) customer conservation measures and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and LPG; (11) political, regulatory and economic conditions in the United States and in foreign countries; (12) interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations; (13) reduced distributions from subsidiaries; and (14) the timing and success of the Company's efforts to develop new business opportunities.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by federal securities laws.

                        UGI CORPORATION AND SUBSIDIARIES

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares our results of operations for the three months ended December 31, 2004 ("2004 three-month period") with the three months ended December 31, 2003 ("2003 three-month period"). Our analysis of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Net income for the 2004 three-month period was $39.4 million higher than in the 2003 three-month period, substantially as a result of our 100% ownership of Antargaz effective with our March 2004 acquisition of the remaining 80.5% ownership interests in AGZ Holding ("Antargaz Acquisition"). Antargaz' results for the 2004 three-month period include $14.9 million in net income ($0.28 per diluted share) resulting from the resolution of certain non-income tax contingencies. Weather in the United States and Europe experienced by our major businesses was warmer than normal, with the exception of our Gas Utility, which experienced approximately normal weather.

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

Three months ended December 31,                                   2004    2003
-------------------------------                                  -----   -----
(millions of dollars)
   Net income (loss):
      AmeriGas Propane (a)                                       $10.4   $12.9

      International Propane                                       47.2     4.8

      Gas Utility                                                 14.5    15.2

      Electric Utility                                             2.5     2.4

      Energy Services                                              3.6     3.7

      Corporate & Other                                             --    (0.2)
                                                                 -----   -----
                                                                 $78.2   $38.8
         Total net income                                        =====   =====


(a)  Amounts are net of minority interests in AmeriGas Partners, L.P.

                        UGI CORPORATION AND SUBSIDIARIES

2004 THREE-MONTH PERIOD COMPARED WITH 2003 THREE-MONTH PERIOD

                                                                    Increase
Three months ended December 31,                2004     2003       (Decrease)
-----------------------------------           ------   ------   ---------------
(Millions of dollars)
AMERIGAS PROPANE:
Revenues                                      $556.2   $460.2   $ 96.0    20.9%
Total margin (a)                              $205.1   $205.7   $ (0.6)   (0.3)%
Partnership EBITDA (b)                        $ 86.4   $ 84.6   $  1.8     2.1%
Operating income                              $ 58.6   $ 65.6   $ (7.0)  (10.7)%
Retail gallons sold (millions)                 296.8    304.5     (7.7)   (2.5)%
Degree days - % warmer
   than normal (c)                              (8.0)%   (7.4)%     --      --

INTERNATIONAL PROPANE:
Revenues                                      $278.9   $ 15.8   $263.1    N.M.
Total margin (a)                              $156.9   $  8.2   $148.7    N.M.
Operating income                              $ 77.4   $  1.8   $ 75.6    N.M.
(Loss) income from equity investees           $ (0.7)  $  4.2   $ (4.9)   N.M.
Income before income taxes                    $ 67.9   $  5.1   $ 62.8    N.M.

GAS UTILITY:
Revenues                                      $161.2   $149.3   $ 11.9     8.0%
Total margin (a)                              $ 54.6   $ 54.2   $  0.4     0.7%
Operating income                              $ 28.1   $ 29.4   $ (1.3)   (4.4)%
Income before income taxes                    $ 24.0   $ 25.3   $ (1.3)   (5.1)%
System throughput -
   billions of cubic feet ("bcf")               23.0     23.3     (0.3)   (1.3)%
Degree days - % colder (warmer)
   than normal                                   0.5%    (3.8)%     --      --

ELECTRIC UTILITY:
Revenues                                      $ 22.3   $ 21.4   $  0.9     4.2%
Total margin (a)                              $ 10.1   $  9.7   $  0.4     4.1%
Operating income                              $  4.7   $  4.5   $  0.2     4.4%
Income before income taxes                    $  4.2   $  4.0   $  0.2     5.0%
Distribution sales - millions of
   kilowatt hours ("gwh")                      249.1    243.5      5.6     2.3%

ENERGY SERVICES:
Revenues                                      $329.0   $232.9   $ 96.1    41.3%
Total margin (a)                              $ 15.8   $ 12.3   $  3.5    28.5%
Operating income                              $  6.1   $  6.3   $ (0.2)   (3.2)%
Income before income taxes                    $  6.1   $  6.3   $ (0.2)   (3.2)%

N.M. - Due to the Antargaz Acquisition, variance is not meaningful.

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.2 million in each of the three-month periods ended December 31, 2004 and 2003. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

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

                        UGI CORPORATION AND SUBSIDIARIES

     Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 3 to the Condensed Consolidated Financial Statements).

(c) Deviation from average heating degree days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

AMERIGAS PROPANE. Based upon national heating degree day data, temperatures were 8.0% warmer than normal during the 2004 three-month period compared to temperatures that were 7.4% warmer than normal in the 2003 three-month period. Retail propane volumes sold decreased 2.5% due to the negative effect of price-induced customer conservation resulting from higher propane selling prices.

Retail propane revenues increased $75.4 million reflecting an $85.5 million increase due to higher average selling prices partially offset by a $10.1 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $18.8 million reflecting (1) a $10.9 million increase due to higher average selling prices and (2) a $7.9 million increase due to the higher volumes sold principally relating to product cost hedging activities. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs. The average wholesale cost per gallon at Mont Belvieu, one of the major propane supply points in the United States, was approximately 47% greater than the average cost per gallon during the 2003 three-month period. Total cost of sales increased $96.6 million primarily reflecting increased propane product costs. Notwithstanding the lower retail volumes sold, total margin was comparable to the 2003 three-month period principally due to slightly higher average retail propane margins per gallon.

The increase in Partnership EBITDA during the 2004 three-month period reflects a $9.3 million increase in other income due to a $9.1 million pre-tax gain recognized on the Partnership's sale of its 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy") to Energy Services. The increase in other income was partially offset by a $6.9 million increase in operating and administrative expenses principally resulting from higher (1) vehicle costs associated with increased fuel prices and higher vehicle lease expense, (2) employee compensation costs and (3) general insurance expenses. Our operating income from AmeriGas Propane decreased primarily resulting from the previously mentioned increase in operating and administrative expenses.

INTERNATIONAL PROPANE. International Propane results of operations in the 2004 three-month period significantly increased compared to the 2003 three-month period due to the Antargaz Acquisition. Antargaz' revenues, margin and operating income during the 2004 three-month period were $258.7 million, $148.7 million and $75.8 million, respectively, which includes $19.9 million in operating income resulting from the resolution of certain non-income tax contingencies. Antargaz sold approximately 104 million gallons of LPG while experiencing weather that was 3.3% warmer than normal during the 2004 three-month period compared to approximately 97 million gallons and weather that was 2.5% warmer than normal during the 2003 three-month period. Antargaz benefited from unusually high unit margins during the latter part of the 2004 three-month period reflecting declining LPG product costs and the effects of a weaker dollar versus the euro. The remaining $4.4 million increase in International Propane revenues is a result of higher FLAGA revenues due to increased volumes sold and higher LPG prices. FLAGA's higher revenues also reflect the beneficial currency translation effects of a stronger euro. Due to higher LPG costs and competition, FLAGA's average LPG margins per gallon declined compared to the 2003 three-month period. However total margin was comparable to the prior-year three-month period resulting from the effects of a stronger euro.

The increase in International Propane operating income reflects Antargaz' 2004 three-month period operating income which is only slightly offset by lower base-currency FLAGA operating income in the

                        UGI CORPORATION AND SUBSIDIARIES

2004 three-month period. International Propane's operating income also benefited by the reversal of $19.9 million in non-income tax reserves due to resolution of certain contingencies. See Antagaz Tax Matter section below. Income from equity investees declined in the 2004 three-month period due to the absence of equity income from our 19.5% equity investment in AGZ Holding as a result of the Antargaz Acquisition.

The increase in income before income taxes reflects the increase in operating income partially offset by greater interest expense as a result of the Antargaz Acquisition.

GAS UTILITY. Weather in Gas Utility's service territory during the 2004 three-month period was 0.5% colder than normal compared with weather that was 3.8% warmer than normal in the 2003 three-month period. Notwithstanding the colder weather, total distribution system throughput was slightly lower due to lower sales to firm- residential, commercial and industrial ("retail core-market") customers and lower firm-delivery service volumes due in part to customer conservation resulting from high natural gas prices. The increase in Gas Utility revenues during the 2004 three-month period primarily reflects higher purchased gas cost ("PGC") rates partially offset by a $14.4 million decrease in revenues from low-margin off-system sales. Gas Utility cost of gas was $106.6 million in the 2004 three-month period compared to $95.1 million in the 2003 three-month period reflecting the higher PGC rates. Increases or decreases in Gas Utility's cost of gas associated with retail core-market customers result from changes in retail core-market volumes, the price of the gas purchased and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers equal to the amount included in rates and defers the difference on the balance sheet as a regulatory asset or liability representing an amount to be collected from or refunded to customers in a future period. As a result, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin.

The slight increase in Gas Utility total margin reflects higher margin from interruptible delivery service customers and the effects of year-over-year customer growth partially offset by a decline in retail core-market margin resulting from the lower retail core-market sales.

Gas Utility operating income declined $1.3 million in the 2004 three-month period reflecting the previously mentioned increase in total margin which was more than offset by higher operating and administrative expenses and a $0.4 million increase in depreciation and amortization expense. Operating and administrative expenses increased $1.4 million principally reflecting the absence of environmental insurance recoveries recorded in the prior-year three-month period and greater uncollectible accounts receivable expense partially offset by lower system maintenance expense. The decrease in Gas Utility income before income taxes reflects the decline in operating income.

ELECTRIC UTILITY. Electric Utility's 2004 three-month period kilowatt-hour sales were higher while experiencing weather that was slightly colder than in the prior-year period. Temperatures based upon heating degree days in the 2004 three-month period were approximately 0.4% warmer than normal compared with temperatures that were approximately 1.7% warmer than normal in the comparable prior-year period.

The increase in Electric Utility revenues in the 2004 three-month period principally reflects the slightly higher kilowatt-hour sales. Electric Utility's cost of sales increased approximately 4.2% in the 2004 three-month period reflecting higher Electric Utility purchased power costs associated with the increase in sales.

                        UGI CORPORATION AND SUBSIDIARIES

Electric Utility total margin in the 2004 three-month period increased $0.4 million principally reflecting the effects of the previously mentioned increase in kilowatt-hours sold. Operating income and income before income taxes were higher in the 2004 three-month period principally reflecting the increase in total margin which was partially offset by higher operating and administrative expenses including greater distribution system expenses.

ENERGY SERVICES. The $96.1 million increase in Energy Services revenues in the 2004 three-month period resulted primarily from higher natural gas prices on approximately 5% higher volumes sold. Total margin from Energy Services' gas marketing business increased $2.3 million in the 2004 three-month period principally due to the increased volumes and to a lesser extent higher average unit margins on annual fixed-price customer contracts than in the prior-year period. Under these fixed-price contracts, customers pay an average fixed price for the natural gas they purchase throughout the year. Although the total margin to be earned over the term of these contracts remains unchanged, margin realization is seasonal because gas costs are higher, and unit margins lower, during the peak heating season months of late fall and winter, while gas costs are lower, and unit margins higher, during the late spring and summer months. The remaining increase in margin is attributed to $1.5 million of margin resulting from the operations of Atlantic Energy, which was acquired by Energy Services in November 2004 partially offset by slightly lower margin contributed by Energy Services' electric generation business. Atlantic Energy, the owner of a 20 million gallon propane storage terminal located in Chesapeake Virginia, was purchased through two separate transactions with ConocoPhillips Company ("Conoco") and AmeriGas Propane. See Note 2 to Condensed Consolidated Financial Statements for additional information regarding the acquisition.

The decrease in Energy Services operating income and income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses resulting from higher uncollectible accounts receivable expense and additional expenses resulting from the purchase of Atlantic Energy.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $176.7 million at December 31, 2004 compared with $199.6 million at September 30, 2004. These amounts include $103.0 million and $114.6 million, respectively, of cash, cash equivalents and short-term investments available to UGI.

The Company's long-term debt outstanding at December 31, 2004 totaled $1,737.8 million (including current maturities of $175.9 million) compared to $1,670.1 million of long-term debt (including current maturities of $122.8 million) at September 30, 2004. UGI Utilities expects to refinance all of the $70 million in Medium-Term Notes due in May and December 2005. AmeriGas Partners expects to refinance all or a portion of the $53.8 million of principal on the AmeriGas OLP First Mortgage Notes due in April 2005.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At December 31, 2004, there was $30 million of borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $51.0 million at December 31, 2004. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

                        UGI CORPORATION AND SUBSIDIARIES

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

Antargaz has a variable interest rate Senior Facilities Agreement consisting of a euro-denominated term loan and a E50 million revolver which expires June 2008. At December 31, 2004, there were no borrowings outstanding under the revolver.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements expire in June 2007. At December 31, 2004, UGI Utilities had $63 million in borrowings outstanding under these revolving credit agreements. In addition, at December 31, 2004, UGI Utilities had $20 million outstanding under an uncommitted agreement with a major bank which amount matures March 1, 2005. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $20 million of Medium-Term Notes or other debt securities.

Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in August 2007, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $150 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At December 31, 2004, the outstanding balance of ESFC receivables was $93.9 million which amount is net of $26 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At December 31, 2004, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. Energy Services expects to renew the LC Facility prior to its expiration in April 2005.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, propane and other LPG and electricity consumed during the heating season months.

                        UGI CORPORATION AND SUBSIDIARIES

Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally inventories and/or accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities use revolving credit facilities and Energy Services uses its Receivables Facility to satisfy their seasonal operating cash flow needs. Antargaz has historically been successful funding its operating cash flow needs without the use of its revolver. Cash flow from operating activities was $4.8 million in the 2004 three-month period compared to $13.6 million in the 2003 three-month period. Cash flow from operating activities before changes in operating working capital was $131.6 million in the 2004 three-month period compared with $101.3 million in the prior-year three-month period. Changes in operating working capital used $126.8 million of cash in the 2004 three-month period and $87.7 million of cash in the 2003 three-month period. Cash flow provided by operating activities principally reflects operating cash flow provided by Antargaz partially offset by cash used in operating activities by AmeriGas Propane and UGI Utilities.

INVESTING ACTIVITIES. Cash flow used in investing activities was $57.0 million in the 2004 three-month period compared to $53.5 million cash used in the prior-year period. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, investments in and distributions from our equity investees, and proceeds from sales of assets. During the 2004 three-month period, we spent $40.9 million for property, plant and equipment, an increase from the 2003 three-month period, principally reflecting Antargaz capital expenditures in the 2004 three-month period and higher AmeriGas Propane capital expenditures. Cash paid for business acquisitions in the 2004 three-month period principally reflects AmeriGas Propane's acquisition of three small propane businesses and Energy Services' acquisition of Conoco's 50% ownership interest in Atlantic Energy.

FINANCING ACTIVITIES. Cash flow provided by financing activities was $20.9 million in the 2004 three-month period and $41.3 million in the 2003 three-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI Common Stock. We paid cash dividends on UGI Common Stock of $16.0 million and $12.2 million during the three months ended December 31, 2004 and 2003, respectively. The increased dividends reflect the additional shares of UGI Common Stock issued in March 2004 in conjunction with the Antargaz Acquisition. Also, the Partnership paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units during both of the three-month periods ended December 31, 2004 and 2003.

On October 1, 2004, UGI Utilities redeemed all 200,000 shares of the $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034.

UGI COMMON DIVIDEND

On January 25, 2005, UGI's Board of Directors declared a quarterly dividend on UGI Common Stock of $0.3125 per share payable on April 1, 2005 to shareholders of record on February 28, 2005.

                        UGI CORPORATION AND SUBSIDIARIES

ANTARGAZ TAX MATTER

Antargaz filed suit against the French tax authorities in connection with the assessment of non-income tax related to Antargaz owned tanks at customer locations used to store LPG. Elf Antar France, now Total France, and Elf Aquitaine, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. The indemnity from the former owners amounts to approximately E9.4 million ($12.8 million) of the tax liability and is reflected in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheet at December 31, 2004. Antargaz had recorded a liability for the tax relating to tanks of various customer classes for the period from January 1, 1997 through December 31, 2004 of approximately E29.9 million ($40.6 million). On February 4, 2005, Antargaz received a letter from French authorities which eliminated the requirement for Antargaz to provide taxes on Antargaz owned tanks at certain customer locations. In addition, resolution was reached on tax contingencies relating to a prior year. Therefore, effective December 31, 2004, Antargaz reversed (1) E8.8 million ($12.0 million) resulting from the exemption of tanks at certain customer locations and (2) E5.9 million ($7.9 million) resulting from the resolution reached on a prior year's taxes. The total pre-tax amount of $19.9 million is reflected in "Other income, net" in the Condensed Consolidated Statement of Income for the three month period ended December 31, 2004. The after-tax effect of this reversal resulted in $14.9 million of net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for our interim period beginning after June 15, 2005. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on its results of operations or financial position. Also, see Note 1 to Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material effect on our results of operations or financial position.

                        UGI CORPORATION AND SUBSIDIARIES

In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. We are currently assessing the impact of the American Jobs Creation Act, but do not expect the impact of FSP 109-1 and FSP 109-2 to have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane and other LPG, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for propane and other LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. The Partnership's profitability is sensitive to changes in propane supply costs, and the Partnership generally attempts to pass on increases in such costs to customers. The Partnership may not, however, always be able to pass through product cost increases fully, particularly when product costs rise rapidly. In order to reduce the volatility of the Partnership's propane market price risk, it uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. International Propane's profitability is sensitive to changes in LPG supply costs and International Propane generally passes on increases in such costs to customers. International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the long-term volatility of Antargaz' LPG market price risk, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz may also enter into other contracts, similar to those used by the Partnership to reduce the volatility in the cost of LPG it purchases. FLAGA may use derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Over-the-counter derivative commodity instruments utilized by the Partnership to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of any associated gains, is included in Gas Utility's PGC recovery mechanism.

The risks associated with fluctuations in prices the Electric Utility pays for its electric power needs are principally a result of market forces reflecting changes in supply and demand for electricity and other

                        UGI CORPORATION AND SUBSIDIARIES

energy commodities. Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers 4.5% of total rates in effect on December 31, 2004. In addition, the POLR settlements permit Electric Utility to increase its POLR generation rates effective January 1, 2006 for all metered customers up to 7.5% of total rates in effect at December 31, 2004. Currently, Electric Utility's fixed-price contracts with electric suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, borrowings under UGI Utilities' revolving credit agreements and the uncommitted arrangement with a major bank, and a substantial portion of Antargaz' and FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At December 31, 2004, combined borrowings outstanding under these agreements totaled $466.2 million. Antargaz has effectively fixed the interest rate on a portion of its variable rate debt through June 2005 through the use of interest rate swaps. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with

                        UGI CORPORATION AND SUBSIDIARIES

near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2004. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2004. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) interest rates on ten-year U.S. treasury notes and; (5) value of the euro versus the U.S. dollar.

                                                                       Change in
                                                         Fair Value   Fair Value
                                                         ----------   ----------
(Millions of dollars)
December 31, 2004:
   Propane commodity price risk                            $(9.8)       $(13.0)
   Natural gas commodity price risk                         (2.9)         (4.2)
   Electricity commodity price risk                          1.8          (0.9)
   Interest rate risk                                       (3.1)         (3.6)
   Foreign currency exchange rate risk                      (4.9)         (8.7)
                                                           -----        ------

Gas Utility's exchange-traded natural gas call option contracts are excluded from the table above because any associated net gains are included in Gas Utility's PGC recovery mechanism. Because our derivative instruments generally qualify as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

The primary currency for which we have exchange rate risk is the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries ("net investment hedges"). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At December 31, 2004, the fair value of unsettled net investment hedges was a loss of $4.3 million. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges would reduce their aggregate net book value by approximately $72.4 million, which amount would be reflected in other comprehensive income.

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

(b)  Change in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As previously disclosed, on March 31, 2004, the Company acquired the remaining outstanding 80.5% ownership in Antargaz that it did not already own. The internal control over financial reporting of Antargaz is being aligned with that of the Company as part of the post-acquisition financial integration process. We have extended internal control procedures over quarterly financial reporting to include Antargaz.

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS

10.1   Summary of Director Compensation

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UGI Corporation
                                        (Registrant)


Date: February 9, 2005                  By: /s/ Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President-Finance and
                                            Chief Financial Officer


Date: February 9, 2005                  By: /s/ Michael J. Cuzzolina
                                            ------------------------------------
                                            Michael J. Cuzzolina
                                            Vice President-Accounting and
                                            Financial Control and
                                            Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

10.1   Summary of Director Compensation

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.