Form 10-Q
period 2005-03-31
UGI CORP /PA/
filed 2005-05-06
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      At April 30, 2005, there were 51,860,000 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                           PAGES
                                                                                          -------
PART I  FINANCIAL INFORMATION

        Item 1.          Financial Statements

                         Condensed Consolidated Balance Sheets as of March 31, 2005,
                                 September 30, 2004 and March 31, 2004                       1

                         Condensed Consolidated Statements of Income for the three
                                 and six months ended March 31, 2005 and 2004                2

                         Condensed Consolidated Statements of Cash Flows for the
                                 six months ended March 31, 2005 and 2004                    3

                         Notes to Condensed Consolidated Financial Statements              4 - 19

        Item 2.          Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations                      20 - 32

        Item 3.          Quantitative and Qualitative Disclosures About Market Risk       33 - 35

        Item 4.          Controls and Procedures                                            36

PART II  OTHER INFORMATION

        Item 1.          Legal Proceedings                                                  37

        Item 4.          Submission of Matters to a Vote of Security Holders                37

        Item 6.          Exhibits                                                           38

        Signatures                                                                          39

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                               March 31,             September 30,       March 31,
                                                                                 2005                    2004              2004
                                                                            -------------         ----------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $       161.6         $       149.6       $   143.3
    Short-term investments (at cost, which approximates fair value)                  65.0                  50.0            10.0
    Accounts receivable (less allowances for doubtful accounts of
          $34.8, $22.3 and $28.0, respectively)                                     747.4                 367.3           624.3
    Accrued utility revenues                                                         27.4                   9.7            24.2
    Inventories                                                                     135.4                 198.4           105.1
    Deferred income taxes                                                            30.4                  14.9            25.4
    Prepaid expenses and other current assets                                        27.7                  46.6            55.6
                                                                            -------------         -------------       ---------
       Total current assets                                                       1,194.9                 836.5           987.9

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $947.0, $892.4 and $852.6, respectively)                  1,819.6               1,781.9         1,884.8

Goodwill and excess reorganization value                                          1,284.6               1,245.9         1,171.6
Intangible assets (less accumulated amortization of
    $37.8, $27.5 and $19.6, respectively)                                           189.3                 184.4           144.9
Utility regulatory assets                                                            66.2                  65.0            62.1
Other assets                                                                        119.8                 121.7           118.6
                                                                            -------------            -------------       ---------
       Total assets                                                         $     4,674.4         $     4,235.4       $ 4,369.9
                                                                            =============            =============       =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                    $       172.2         $       122.8        $   95.8
    Current maturities of UGI Utilities preferred shares subject to
       mandatory redemption, without par value                                          -                  20.0             1.0
    AmeriGas Propane bank loans                                                      12.0                     -             3.0
    UGI Utilities bank loans                                                         39.2                  60.9            42.4
    Other bank loans                                                                 26.0                  17.2            15.9
    Accounts payable                                                                448.2                 323.9           398.5
    Other current liabilities                                                       427.1                 378.0           263.6
                                                                            -------------         -------------       ---------
       Total current liabilities                                                  1,124.7                 922.8           820.2

Long-term debt                                                                    1,520.3               1,547.3         1,609.7
Deferred income taxes                                                               472.3                 441.4           463.4
UGI Utilities preferred shares subject to
    mandatory redemption, without par value                                             -                     -            19.0
Other noncurrent liabilities                                                        322.7                 311.4           435.5
                                                                            -------------         -------------       ---------
       Total liabilities                                                          3,440.0               3,222.9         3,347.8

Commitments and contingencies (note 8)

Minority interests                                                                  214.2                 178.4           198.3

Common stockholders' equity:
    Common Stock, without par value (authorized - 150,000,000 shares;
       issued - 57,576,497, 57,576,497 and 57,298,097 shares, respectively)         768.8                 762.8           744.7
    Retained earnings                                                               309.5                 146.2           172.4
    Accumulated other comprehensive income                                           29.5                  22.6            11.4
    Notes receivable from employees                                                     -                  (0.2)           (0.3)
                                                                            -------------         -------------       ---------
                                                                                  1,107.8                 931.4           928.2
    Treasury stock, at cost                                                         (87.6)                (97.3)         (104.4)
                                                                            -------------         -------------       ---------
       Total common stockholders' equity                                          1,020.2                 834.1           823.8
                                                                            -------------         -------------       ---------
       Total liabilities and stockholders' equity                           $     4,674.4         $     4,235.4       $ 4,369.9
                                                                            =============         =============       =========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                            Three Months Ended                            Six Months Ended
                                                                 March 31,                                   March 31,
                                                       ----------------------------               -------------------------------
                                                         2005                2004                   2005                  2004
                                                       --------            --------               ---------             ---------
Revenues                                               $1,788.2            $1,316.6               $ 3,151.3             $ 2,210.3

Costs and expenses:
     Cost of sales                                      1,195.1               914.4                 2,108.4               1,511.4
     Operating and administrative expenses                271.7               183.5                   529.3                 346.8
     Utility taxes other than income taxes                  3.7                 3.6                     6.9                   6.7
     Depreciation and amortization                         37.7                28.4                    75.3                  55.8
     Other (income) expense, net                           (7.7)                5.1                   (31.3)                 (0.3)
                                                       --------            --------               ---------             ---------
                                                        1,500.5             1,135.0                 2,688.6               1,920.4
                                                       --------            --------               ---------             ---------

Operating income                                          287.7               181.6                   462.7                 289.9
Income (loss) from equity investees                        (0.6)                8.4                    (1.3)                 12.6
Interest expense                                          (33.3)              (26.7)                  (66.8)                (53.4)
Minority interests, principally in AmeriGas Partners      (53.0)              (55.6)                  (73.6)                (78.3)
                                                       --------            --------               ---------             ---------
Income before income taxes                                200.8               107.7                   321.0                 170.8
Income tax expense                                        (83.5)              (40.6)                 (125.5)                (64.9)
                                                       --------            --------               ---------             ---------
Net income                                             $  117.3            $   67.1               $   195.5             $   105.9
                                                       ========            ========               =========             =========

Earnings per common share:

     Basic                                             $   2.26            $   1.51               $    3.79             $    2.43
                                                       ========            ========               =========             =========

     Diluted                                           $   2.23            $   1.48               $    3.72             $    2.37
                                                       ========            ========               =========             =========

Average common shares outstanding (millions):
     Basic                                               51.791              44.299                  51.581                43.566
                                                       ========            ========               =========             =========

     Diluted                                             52.543              45.310                  52.564                44.625
                                                       ========            ========               =========             =========

Dividends declared per common share                    $ 0.3125            $ 0.2850               $  0.6250             $  0.5700
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

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                                               Six Months Ended
                                                                                                  March 31,
                                                                                        ------------------------------
                                                                                         2005                   2004
                                                                                        -------                -------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net income                                                                         $ 195.5                $ 105.9
     Adjustments to reconcile to net cash provided by operating activities:
          Depreciation and amortization                                                    75.3                   55.8
          Minority interests                                                               73.6                   78.3
          Deferred income taxes, net                                                        9.7                    3.9
          Other, net                                                                       13.6                   10.8
          Net change in:
             Accounts receivable and accrued utility revenues                            (407.2)                (270.0)
             Inventories                                                                   77.0                   52.9
             Deferred fuel costs                                                           14.8                    3.4
             Accounts payable                                                             100.8                   78.2
             Other current assets and liabilities                                          35.4                  (15.0)
                                                                                        -------                -------
       Net cash provided by operating activities                                          188.5                  104.2
                                                                                        -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment                                       (74.5)                 (50.2)
     Net proceeds from disposals of assets                                                  8.7                    3.9
     Acquisitions of businesses, net of cash acquired                                     (27.7)                (275.7)
     Short-term investments (increase) decrease                                           (15.0)                  40.0
     Other, net                                                                             3.2                    0.1
                                                                                        -------                -------
       Net cash used by investing activities                                             (105.3)                (281.9)
                                                                                        -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends on UGI Common Stock                                                        (32.2)                 (24.4)
     Distributions on AmeriGas Partners publicly held Common Units                        (32.9)                 (30.6)
     Issuance of long-term debt                                                            21.0                      -
     Repayment of long-term debt                                                          (22.0)                  (6.6)
     AmeriGas Propane bank loans increase                                                  12.0                    3.0
     UGI Utilities bank loans (decrease) increase                                         (21.7)                   1.7
     Other bank loans increase (decrease)                                                   8.2                   (0.9)
     Redemption of UGI Utilities preferred shares subject to mandatory redemption         (20.0)                     -
     Issuance of UGI Common Stock                                                          15.7                  236.6

                                                                                        -------                -------
       Net cash (used) provided by financing activities                                   (71.9)                 178.8
                                                                                        -------                -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     0.7                    0.1
                                                                                        -------                -------

Cash and cash equivalents increase                                                      $  12.0                $   1.2
                                                                                        =======                =======

Cash and cash equivalents:
     End of period                                                                      $ 161.6                $ 143.3
     Beginning of period                                                                  149.6                  142.1
                                                                                        -------                -------
       Increase                                                                         $  12.0                $   1.2
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

      We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At March 31, 2005, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 44.6% limited partner interest in AmeriGas Partners, and effective 46.1% and 46.0% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 54.4% interest in AmeriGas Partners comprises 29,967,601 publicly held Common Units representing limited partner interests.

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

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2004 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2004 ("Company's 2004 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      EARNINGS PER COMMON SHARE. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                     Three Months Ended           Six Months Ended
                                                         March 31,                     March 31,
                                                  ------------------------      ---------------------
                                                   2005              2004         2005           2004
                                                  ------            ------      ------         ------
Denominator (millions of shares):
     Average common shares
          outstanding for basic computation       51.791            44.299      51.581         43.566
     Incremental shares issuable for stock
          options and awards                       0.752             1.011       0.983          1.059
                                                  ------            ------      ------         ------
Average common shares outstanding for
     diluted computation                          52.543            45.310      52.564         44.625
                                                  ------            ------      ------         ------

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

      We recognized total stock and unit-based compensation expense of $2.4 million and $6.9 million in the three and six months ended March 31, 2005, respectively, and $3.2 million and $7.3 million in the three and six months ended March 31, 2004, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted earnings per share for the three and six months ended March 31, 2005 and 2004 would have been as follows:

                                                              Three Months Ended       Six Months Ended
                                                                   March 31,               March 31,
                                                             -------------------      ------------------
                                                               2005        2004         2005       2004
                                                             -------      ------      -------     ------
Net income, as reported                                      $ 117.3      $ 67.1      $ 195.5     $105.9
Add:  Stock and unit-based employee
         compensation expense included in
         reported net income, net of related tax effects         1.4         1.9          4.1        4.4
Deduct: Total stock and unit-based
         employee compensation expense
         determined under the fair value method
         for all awards, net of related tax effects             (2.3)       (2.2)        (5.3)      (4.9)
                                                             -------      ------      -------     ------
Pro forma net income                                         $ 116.4      $ 66.8      $ 194.3     $105.4
                                                             -------      ------      -------     ------

Basic earnings per share:
         As reported                                         $  2.26      $ 1.51      $  3.79     $ 2.43
         Pro forma                                           $  2.25      $ 1.51      $  3.77     $ 2.42

Diluted earnings per share:
         As reported                                         $  2.23      $ 1.48      $  3.72     $ 2.37
         Pro forma                                           $  2.22      $ 1.47      $  3.70     $ 2.36

      COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2005 and 2004.

                                                       Three Months Ended         Six Months Ended
                                                             March 31,               March 31,
                                                     ---------------------       ---------------------
                                                       2005           2004        2005          2004
                                                     -------         -----       -------       -------
Net income                                           $ 117.3         $67.1       $ 195.5       $ 105.9
Other comprehensive (loss) income                      (12.7)         (4.2)          6.9           6.7
                                                     -------         -----       -------       -------
Comprehensive income                                 $ 104.6         $62.9       $ 202.4       $ 112.6
                                                     -------         -----       -------       -------

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

      Also, during the six months ended March 31, 2005, AmeriGas OLP completed several acquisitions of small retail propane distribution businesses. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The pro forma effects of these transactions were not material to our results of operations.

3.    SEGMENT INFORMATION

      We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz;
      (3) an international LPG segment comprising FLAGA and our international LPG equity investment in China ("Other"); (4) Gas Utility; (5) Electric Utility; and (6) Energy Services (comprising Energy Services' gas marketing business, UGID's electricity generation business and Atlantic Energy's propane terminal business). We refer to both international segments collectively as "International Propane."

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.    SEGMENT INFORMATION (CONTINUED)

Three Months Ended March 31, 2005:

                                                                              Reportable Segments
                                                         --------------------------------------------------------------
                                                                                                  International Propane
                                                         AmeriGas     Gas    Electric   Energy    ---------------------  Corporate
                                     Total     Elims.    Propane   Utility    Utility   Services  Antargaz     Other (a) & Other (b)
                                    ---------  --------  --------  --------  --------  ---------- --------     --------  ----------
Revenues                            $  1,788.2 $      -  $  698.3  $  255.9  $   25.6  $    432.2 $  341.4     $   22.2  $     12.6
                                    ========== ========  ========  ========  ========  ========== ========     ========  ==========

Cost of sales                       $  1,195.1 $      -  $  429.8  $  177.3  $   11.9  $    409.9 $  146.5     $   12.4  $      7.3
                                    ========== ========  ========  ========  ========  ========== ========     ========  ==========

Segment profit:
    Operating income (c)            $    287.7 $      -  $  117.9  $   48.6  $    7.2  $     14.0 $   96.0     $    3.0  $      1.0
    Loss from equity investees            (0.6)       -         -         -         -           -     (0.6)           -           -
    Interest expense                     (33.3)       -     (20.7)     (4.0)     (0.5)          -     (7.4)        (0.6)       (0.1)
    Minority interests                   (53.0)       -     (52.4)        -         -           -     (0.6)           -           -
                                    ---------- --------  --------  --------  --------  ---------- --------     --------  ----------
    Income before income taxes      $    200.8 $      -  $   44.8  $   44.6  $    6.7  $     14.0 $   87.4     $    2.4  $      0.9
                                    ========== ========  ========  ========  ========  ========== ========     ========  ==========
    Depreciation and amortization   $     37.7 $      -  $   18.5  $    5.1  $    0.8  $      1.5 $   10.2     $    1.3  $      0.3
    Partnership EBITDA (c)                               $  135.2

Segment assets (at period end)      $  4,674.4 $ (333.6) $1,630.5  $  802.7  $   97.3  $    288.0 $1,574.6     $  166.2  $    448.7
                                    ========== ========  ========  ========  ========  ========== ========     ========  ==========

Investments in equity investees
 (at period end)                    $     14.3 $      -  $      -  $      -  $      -  $      8.6 $    3.0     $    2.7  $        -
                                    ========== ========  ========  ========  ========  ========== ========     ========  ==========

Goodwill and excess
 reorganization value (at period
 end)                               $  1,284.6 $      -  $  615.8  $      -  $      -  $      4.3 $  586.2     $   72.8  $      5.5
                                    ========== ========  ========  ========  ========  ========== ========     ========  ==========

Three Months Ended March 31, 2004:

                                                                       Reportable Segments
                                                           ----------------------------------------------------------
                                                                                                 International Propane
                                                            AmeriGas    Gas    Electric  Energy  ---------------------  Corporate
                                        Total      Elims.   Propane   Utility  Utility  Services  Antargaz  Other (a)  & Other (b)
                                     -----------  -------  ---------  -------  -------  --------  --------  ---------  -----------
Revenues                             $   1,316.6  $  (0.7) $   687.7  $ 243.5  $  24.7  $  328.8  $      -  $    18.6  $      14.0
                                     ===========  =======  =========  =======  =======  ========  ========  =========  ===========

Cost of sales                        $     914.4  $     -  $   405.2  $ 165.0  $  11.5  $  315.3  $      -  $     9.3  $       8.1
                                     ===========  =======  =========  =======  =======  ========  ========  =========  ===========

Segment profit:
    Operating income (loss)          $     181.6  $     -  $   127.2  $  46.5  $   6.8  $    7.5  $   (9.2) $     2.9  $      (0.1)
    Income (loss) from equity
     investees                               8.4        -        0.7        -        -         -       7.8       (0.1)           -
    Interest expense                       (26.7)       -      (21.2)    (3.9)    (0.5)        -      (0.1)      (0.9)        (0.1)
    Minority interests in AmeriGas
    Partners                               (55.6)       -      (55.6)       -        -         -         -          -            -
                                     -----------  -------  ---------  -------  -------  --------  --------  ---------  -----------
    Income before income taxes       $     107.7  $     -  $    51.1  $  42.6  $   6.3  $    7.5  $   (1.5) $     1.9  $      (0.2)
                                     ===========  =======  =========  =======  =======  ========  ========  =========  ===========
    Depreciation and amortization    $      28.4  $     -  $    19.8  $   5.1  $   1.0  $    1.0  $      -  $     1.2  $       0.3
    Partnership EBITDA (c)                                 $   146.6

Segment assets (at period end)       $   4,369.9  $(352.5) $ 1,605.9  $ 763.2  $  89.0  $  217.6  $1,487.7  $   147.4  $     411.6
                                     ===========  =======  =========  =======  =======  ========  ========  =========  ===========

Investments in equity investees
 (at period end)                     $      15.1  $     -  $     3.5  $     -  $     -  $    8.7  $      -  $     2.9  $         -
                                     ===========  =======  =========  =======  =======  ========  ========  =========  ===========

Goodwill and excess reorganization
 value (at period end)               $   1,171.6  $     -  $   605.7  $     -  $     -  $    2.8  $  491.6  $    66.3  $       5.2
                                     ===========  =======  =========  =======  =======  ========  ========  =========  ===========

(a) International Propane-Other principally comprises FLAGA and our joint-venture business in China.

(b) Corporate & Other's results principally comprise UGI Enterprises' HVAC/R operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses and interest income. Corporate & Other's assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended March 31,          2005                   2004
----------------------------         -------               --------
Partnership EBITDA                   $ 135.2               $ 146.6
Depreciation and amortization (i)      (18.4)                (19.8)
Minority interests (ii)                  1.1                   1.1
Income from equity investees               -                  (0.7)
                                     -------               -------
Operating income                     $ 117.9               $ 127.2
                                     =======               =======

(i) Excludes General Partner depreciation and amortization of $0.1 million in the three months ended March 31, 2005.

(ii)  Principally represents the General Partner's 1.01% interest in AmeriGas
      OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


3.    SEGMENT INFORMATION (CONTINUED)

Six Months Ended March 31, 2005:

                                                                               Reportable Segments
                                                           -------------------------------------------------------------
                                                                                                   International Propane
                                                            AmeriGas        Gas  Electric Energy   --------------------- Corporate
                                      Total        Elims.    Propane    Utility  Utility  Services Antargaz  Other (a)  & Other (b)
                                   ----------    --------  ---------    -------  -------  -------- --------  --------    ----------
Revenues                           $  3,151.3    $      -  $ 1,254.5    $ 417.1  $  47.9  $  761.2 $  600.1  $   42.4    $     28.1
                                   ==========    ========  =========    =======  =======  ======== ========  ========    ==========
Cost of sales                      $  2,108.4    $      -  $   780.9    $ 283.9  $  22.9  $  723.1 $  256.5  $   24.4    $     16.7
                                   ==========    ========  =========    =======  =======  ======== ========  ========    ==========

Segment profit:
    Operating income (c)           $    462.7    $      -  $   176.5    $  76.7  $  11.9  $   20.1 $  171.7  $    4.7    $      1.1
    Loss from equity investees           (1.3)          -          -          -        -         -     (1.3)        -             -
    Interest expense                    (66.8)          -      (41.2)      (8.1)    (1.0)        -    (14.9)     (1.6)            -
    Minority interests                  (73.6)          -      (72.7)         -        -         -     (0.9)        -             -
                                   ----------    --------  ---------    -------  -------  -------- --------  --------    ----------
    Income before income taxes (c) $    321.0    $      -  $    62.6    $  68.6  $  10.9  $   20.1 $  154.6  $    3.1    $      1.1
                                   ==========    ========  =========    =======  =======  ======== ========  ========    ==========
    Depreciation and amortization  $     75.3    $      -  $    37.8    $  10.2  $   1.5  $    2.8 $   19.8  $    2.6    $      0.6
    Partnership EBITDA (d)                                 $   221.6

Segment assets (at period end)     $  4,674.4    $ (333.6) $ 1,630.5    $ 802.7  $  97.3  $  288.0 $1,574.6  $  166.2    $    448.7
                                   ==========    ========  =========    =======  =======  ======== ========  ========    ==========

Investments in equity investees
 (at period end)                   $     14.3    $      -  $       -    $     -  $     -  $    8.6 $    3.0  $    2.7    $        -
                                   ==========    ========  =========    =======  =======  ======== ========  ========    ==========

Goodwill and excess reorganization
  value (at period end)            $  1,284.6    $      -  $   615.8    $     -  $     -  $    4.3 $  586.2  $   72.8    $      5.5
                                   ==========    ========  =========    =======  =======  ======== ========  ========    ==========

Six Months Ended March 31, 2004:

                                                                              Reportable Segments
                                                         -----------------------------------------------------------
                                                                                                International Propane
                                                          AmeriGas    Gas    Electric  Energy   ---------------------  Corporate
                                      Total     Elims.    Propane   Utility  Utility  Services  Antargaz   Other (a)  & Other (b)
                                   ----------  --------  ---------  -------  -------  --------  ---------  ---------  -----------
Revenues                           $  2,210.3  $   (1.3) $ 1,147.9  $ 392.8  $  46.1  $  561.7  $       -  $    34.4  $     28.7
                                   ==========  ========  =========  =======  =======  ========  =========  =========  ===========

Cost of sales                      $  1,511.4  $      -  $   659.7  $ 260.1  $  22.0  $  536.0  $       -  $    16.9  $     16.7
                                   ==========  ========  =========  =======  =======  ========  =========  =========  ===========

Segment profit:
    Operating income (loss)        $    289.9  $      -  $   192.8  $  75.9  $  11.3  $   13.8  $    (9.3) $     4.8  $       0.6
    Income from equity investees         12.6         -        0.7        -        -         -       11.9          -            -
    Interest expense                    (53.4)        -      (42.3)    (8.0)    (1.0)        -          -       (1.9)        (0.2)
    Minority interests in AmeriGas
    Partners                            (78.3)        -      (78.3)       -        -         -          -          -            -
                                   ----------  --------  ---------  -------  -------  --------  ---------  ---------  -----------
    Income before income taxes     $    170.8  $      -  $    72.9  $  67.9  $  10.3  $   13.8  $     2.6  $     2.9  $       0.4
                                   ==========  ========  =========  =======  =======  ========  =========  =========  ===========
    Depreciation and amortization  $     55.8  $      -  $    39.5  $   9.7  $   1.7  $    2.0  $       -  $     2.3  $       0.6
    Partnership EBITDA (d)                               $   231.2

Segment assets (at period end)     $  4,369.9  $ (352.5) $ 1,605.9  $ 763.2  $  89.0  $  217.6  $ 1,487.7  $   147.4  $     411.6
                                   ==========  ========  =========  =======  =======  ========  =========  =========  ===========

Investments in equity investees
 (at period end)                   $     15.1  $      -  $     3.5  $     -  $     -  $    8.7  $       -  $     2.9  $         -
                                   ==========  ========  =========  =======  =======  ========  =========  =========  ===========

Goodwill and excess reorganization
 value (at period end)             $  1,171.6  $      -  $   605.7  $     -  $     -  $    2.8  $   491.6  $    66.3  $       5.2
                                   ==========  ========  =========  =======  =======  ========  =========  =========  ===========

(a) International Propane-Other principally comprises FLAGA and our joint-venture business in China.

(b) Corporate & Other's results principally comprise UGI Enterprises' HVAC/R operations, net expenses of UGI's captive general liability insurance company and UGI Corporation's unallocated corporate and general expenses and interest income. Corporate & Other's assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c) International Propane-Antargaz' results for the six months ended March 31, 2005 include $19.9 million of operating income and income before income taxes due to the resolution of certain non-income tax contingencies effective as of December 31, 2004 (see Note 8).

(d) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Six months ended December 31,                      2005                  2004
---------------------------------                 -------               -------
Partnership EBITDA (i)                            $ 221.6               $ 231.2
Depreciation and amortization (ii)                  (37.7)                (39.5)
Minority interests (iii)                              1.7                   1.8
Income from equity investees                            -                  (0.7)
Gain on sale of Atlantic Energy                      (9.1)                    -
                                                  -------               -------
Operating income                                  $ 176.5               $ 192.8
                                                  =======               =======

(i) Includes a $9.1 million gain on the sale of Atlantic Energy to Energy Services during the six months ended March 31, 2005.

(ii) Excludes General Partner depreciation and amortization of $0.1 million in the six months ended March 31, 2005.

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

5.    INTANGIBLE ASSETS

      The Company's intangible assets comprise the following:

                                                              March 31,        September 30,
                                                                2005               2004
                                                             ---------         ------------
Not subject to amortization:
     Goodwill                                                $ 1,191.3            $ 1,152.6
     Excess reorganization value                                  93.3                 93.3
                                                             ---------            ---------
                                                             $ 1,284.6            $ 1,245.9
                                                             ---------            ---------

Other intangible assets:
     Customer relationships,  noncompete
         agreements and other                                $   183.1            $   169.7
     Trademark (not subject to amortization)                      44.0                 42.2
                                                             ---------            ---------
         Gross carrying amount                                   227.1                211.9
                                                             ---------            ---------
         Accumulated amortization                                (37.8)               (27.5)
                                                             ---------            ---------
     Net carrying amount                                     $   189.3            $   184.4
                                                             ---------            ---------

      The increase in intangible assets during the six months ended March 31, 2005 principally reflects the effects of foreign currency translation and business acquisitions. Amortization expense of intangible assets was $4.5 million and $8.8 million for the three and six months ended March 31, 2005, respectively, and $1.5 million and $3.2 million for the three and six months ended March 31, 2004, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2005 - $17.7 million; Fiscal 2006 - $17.3 million; Fiscal 2007 - $16.6 million; Fiscal 2008 - $16.2 million; Fiscal 2009 - $14.9 million.

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

      During the six months ended March 31, 2005, Energy Services sold trade receivables totaling $702.1 million to ESFC. During the six months ended March 31, 2005, ESFC sold an aggregate $260 million of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2005, the outstanding balance of ESFC trade receivables was $120.3 million which is net of $23 million that was sold to the commercial paper conduit and removed from the balance sheet.

      In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2006.

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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      Net periodic expense (income) and other postretirement benefit costs include the following components:

                                                                                     Other
                                                   Pension Benefits          Postretirement Benefits
                                                   ----------------          -----------------------
                                                  Three Months Ended           Three Months Ended
                                                       March 31,                     March 31,
                                                  ------------------         -----------------------
                                                   2005         2004          2005              2004
                                                  ------       -----         -----             -----
Service cost                                      $  1.4       $ 1.2         $ 0.1             $   -
Interest cost                                        3.6         3.2           0.6               0.4
Expected return on assets                           (4.5)       (4.3)         (0.1)             (0.1)
Amortization of:
        Transition (asset) obligation                  -        (0.3)          0.2               0.2
        Prior service cost                           0.2         0.2             -                 -
        Actuarial loss                               0.3         0.3           0.1               0.1
                                                  ------       -----         -----             -----
Net benefit cost                                     1.0         0.3           0.9               0.6
Change in regulatory assets and liabilities            -           -           0.2               0.3
                                                  ------       -----         -----             -----
Net expense                                       $  1.0       $ 0.3         $ 1.1             $ 0.9
                                                  ------       -----         -----             -----

                                                                                     Other
                                                   Pension Benefits          Postretirement Benefits
                                                   ----------------          -----------------------
                                                   Six Months Ended              Six Months Ended
                                                       March 31,                    March 31,
                                                   ----------------          -----------------------
                                                    2005       2004           2005              2004
                                                   -----      -----          -----             -----
Service cost                                       $ 2.8      $ 2.5          $ 0.2             $ 0.1
Interest cost                                        7.1        6.5            1.0               0.7
Expected return on assets                           (9.0)      (8.7)          (0.2)             (0.2)
Amortization of:
        Transition (asset) obligation                  -       (0.7)           0.5               0.3
        Prior service cost                           0.3        0.3              -                 -
        Actuarial loss                               0.7        0.6            0.2               0.1
                                                   -----      -----          -----             -----
Net benefit cost                                     1.9        0.5            1.7               1.0
Change in regulatory assets and liabilities            -          -            0.5               0.5
                                                   -----      -----          -----             -----
Net expense                                        $ 1.9      $ 0.5          $ 2.2             $ 1.5
                                                   -----      -----          -----             -----

      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2005. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. UGI Utilities expects to contribute approximately $2.5 million to the VEBA during the year ending September 30, 2005. During the six months ended March 31, 2005, UGI Utilities made contributions of approximately $1.2 million to the VEBA.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded expense for these plans of $0.4 million in both of the three months ended March 31, 2005 and 2004 and $0.9 million and $0.8 million during the six months ended March 31, 2005 and 2004, respectively.

8.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $11 million at March 31, 2005. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2005, the potential amount payable under this indemnity by the Company Parties was approximately $58 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

      Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. In 2004, the court granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and to amend their complaint to name additional parties consistent with such ruling. In 2003, we settled the individual personal injury and property damage claims of the Swigers. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. We believe we have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

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

      By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. In March 2005, the court granted UGI Utilities' motion for summary judgment dismissing AGL's complaint. AGL has appealed.

      AGL has informed UGI Utilities that it has begun remediation of MGP wastes at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

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

      Antargaz filed suit against the French tax authorities in connection with the assessment of non-income tax related to Antargaz owned tanks at customer locations used to store LPG. Elf Antar France, now Total France, and Elf Aquitaine, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. The indemnity from the former owners amounts to approximately E9.4 million ($12.2 million) of the tax liability and is reflected in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheet at March 31, 2005. Antargaz had recorded a liability for the tax relating to tanks of various customer classes for the period from January 1, 1997 through December 31, 2004 of approximately E29.9 million ($40.6 million). On February 4, 2005, Antargaz received a letter from French authorities which eliminated the requirement for Antargaz to provide taxes on Antargaz owned tanks at certain customer locations. In addition, resolution was reached on tax contingencies relating to a prior year. Therefore, effective December 31, 2004, Antargaz reversed (1) E8.8 million ($12.0 million) resulting from the exemption of tanks at certain customer locations and (2) E5.9 million ($7.9 million) resulting from the resolution reached on a prior year's taxes. The total pre-tax amount of $19.9 million is reflected in "Other income, net" in the Condensed Consolidated Statement of Income for the six month period ended March 31, 2005. The after-tax effect of this reversal resulted in $14.9 million of net income.

      In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

      the amounts of future operating results and cash flows. At March 31, 2005, the Company's accrued liability for environmental investigation and cleanup costs was not material.

9.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. Also, see Note 1.

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

      In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. The impact of FSP 109-1 and FSP 109-2 does not have a material effect on our financial position or results of operations.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

10.   SUBSEQUENT EVENT - PARTNERSHIP LONG-TERM DEBT REFINANCING

      In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan, borrowings under its revolving credit facility and existing cash balances.

      In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415 million of 7.25% Senior Notes due 2015. In connection with the refinancing, UGI incurred an after-tax loss on early extinguishment of debt of $9.4 million.

11.   SUBSEQUENT EVENT - UGI COMMON STOCK SPLIT

      On April 26, 2005, UGI's Board of Directors approved a 2-for-1 common stock split. The Company will issue one additional common share for every common share outstanding. The new shares will be distributable May 24, 2005 to shareholders of record May 17, 2005. Basic and diluted earnings per share and dividends declared per share for the three and six month periods ended March 31, 2005 and 2004 have been reflected on a pre-split basis. The following table presents pro forma basic and diluted earnings per share to reflect the effect of the 2-for-1 common stock split.

                                                                   Three Months Ended               Six Months Ended
                                                                       March 31,                       March 31,
                                                                   ------------------               ----------------
                                                                    2005        2004                 2005      2004
                                                                   ------      ------               ------    ------
Basic earnings per share:
                      As reported                                  $ 2.26      $ 1.51               $ 3.79    $ 2.43
                      Pro forma                                    $ 1.13      $ 0.76               $ 1.90    $ 1.22

Diluted earnings per share:
                      As reported                                  $ 2.23      $ 1.48               $ 3.72    $ 2.37
                      Pro forma                                    $ 1.12      $ 0.74               $ 1.86    $ 1.19

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

                        UGI CORPORATION AND SUBSIDIARIES

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2005 ("2005 three-month period") with the three months ended March 31, 2004 ("2004 three-month period") and (2) the six months ended March 31, 2005 ("2005 six-month period") with the six months ended March 31, 2004 ("2004 six-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our improved performance is substantially the result of our 100% ownership of Antargaz effective with our March 2004 acquisition of the remaining 80.5% ownership interests in AGZ Holding ("Antargaz Acquisition").

Net income increased approximately 75% in the 2005 three-month period compared to the 2004 three-month period. Of the $50.2 million increase in net income, Antargaz operations accounted for nearly 90% of the increase with the remainder of our improved results shared across our major operating units, with the exception of AmeriGas Propane. AmeriGas Propane's performance reflects the effects of what we believe is customer conservation due to high energy prices coupled with the effects of warmer than normal winter weather. The increase in net income attributed to Antargaz reflects unusually high LPG margin per gallon primarily resulting from lower LPG product costs and a prior-period loss of $9.1 million on the settlement of contracts for the forward purchase of euros used to fund the Antargaz Acquisition. Weather across our European and regulated utility service areas was colder than normal during the 2005 three-month period.

For the 2005 six-month period, net income increased by approximately $90 million which is primarily attributed to the effects of our 100% ownership of Antargaz in the 2005 six-month period. Antargaz' results include $14.9 million in net income ($0.28 per diluted share) resulting from the resolution of certain non-income tax contingencies and continued high LPG margin per gallon. Antargaz' margins are expected to return to a more normal level later this fiscal year. Weather across our regulated utility service areas was also colder than normal during the 2005 six-month period whereas AmeriGas Propane, Antargaz and FLAGA experienced warmer than normal weather or approximately normal weather.

Our consolidated results for the remainder of fiscal 2005 will include a loss on early extinguishment of AmeriGas Propane's debt in the amount of approximately $9.4 million after tax or $0.18 per diluted share due to the May 3, 2005 refinancing of $373.4 million of its 8.875% Senior Notes due 2011 with $415 million of 7.25% Senior Notes due 2015.

                                        Three Months Ended           Six Months Ended
                                             March 31,                  March 31,
                                       ---------------------       --------------------
                                        2005           2004          2005         2004
                                       -------        ------       -------      -------
Net income (loss):                                     (millions of dollars)
       AmeriGas Propane (a)             $ 27.0        $ 30.8       $  37.4      $  43.7
       International Propane              47.0           2.9          94.2          7.7
       Gas Utility                        26.7          25.6          41.2         40.8
       Electric Utility                    3.9           3.4           6.4          5.8
       Energy Services                     8.3           4.3          11.9          8.0
       Corporate & Other                   4.4           0.1           4.4         (0.1)
                                       -------        ------       -------      -------
               Total net income        $ 117.3        $ 67.1       $ 195.5      $ 105.9
                                       -------        ------       -------      -------

(a) Amounts are net of minority interests in AmeriGas Partners, L.P.

                        UGI CORPORATION AND SUBSIDIARIES

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

                                                                        Increase
Three months ended March 31,              2005        2004             (Decrease)
-----------------------------------      -------     -------      ------------------
(Millions of dollars)

AMERIGAS PROPANE:
Revenues                                 $ 698.3     $ 687.7      $  10.6        1.5%
Total margin (a)                         $ 268.5     $ 282.5      $ (14.0)      (5.0)%
Partnership EBITDA (b)                   $ 135.2     $ 146.6      $ (11.4)      (7.8)%
Operating income                         $ 117.9     $ 127.2      $  (9.3)      (7.3)%
Retail gallons sold (millions)             378.8       403.9        (25.1)      (6.2)%
Degree days - % warmer
     than normal (c)                        (4.9)%      (1.5)%          -          -

INTERNATIONAL PROPANE:
Revenues                                 $ 363.6     $  18.6      $ 345.0       N.M.
Total margin (a)                         $ 204.7     $   9.3      $ 195.4       N.M.
Operating income (loss)                  $  99.0     $  (6.3)     $ 105.3       N.M.
(Loss) income from equity investees      $  (0.6)    $   7.7      $  (8.3)      N.M.
Income before income taxes               $  89.8     $   0.4      $  89.4       N.M.

GAS UTILITY:
Revenues                                 $ 255.9     $ 243.5      $  12.4        5.1%
Total margin (a)                         $  78.6     $  78.5      $   0.1        0.1%
Operating income                         $  48.6     $  46.5      $   2.1        4.5%
Income before income taxes               $  44.6     $  42.6      $   2.0        4.7%
System throughput -
     billions of cubic feet ("bcf")         31.0        31.2         (0.2)      (0.6)%
Degree days - % colder
     than normal                             5.7%        2.7%           -          -

ELECTRIC UTILITY:
Revenues                                 $  25.6     $  24.7      $   0.9        3.6%
Total margin (a)                         $  12.3     $  11.9      $   0.4        3.4%
Operating income                         $   7.2     $   6.8      $   0.4        5.9%
Income before income taxes               $   6.7     $   6.3      $   0.4        6.3%
Distribution sales - millions of
     kilowatt hours ("gwh")                282.1       282.2         (0.1)       0.0%

ENERGY SERVICES:
Revenues                                 $ 432.2     $ 328.8      $ 103.4       31.4%
Total margin (a)                         $  22.3     $  13.5      $   8.8       65.2%
Operating income                         $  14.0     $   7.5      $   6.5       86.7%
Income before income taxes               $  14.0     $   7.5      $   6.5       86.7%

N.M. - not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million and $1.3 million in three-month periods ended March 31, 2005 and 2004, respectively. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

(b) Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow

                        UGI CORPORATION AND SUBSIDIARIES

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

AMERIGAS PROPANE. Based upon national heating degree day data, temperatures were 4.9% warmer than normal during the 2005 three-month period compared to temperatures that were 1.5% warmer than normal during the 2004 three-month period. Retail propane volumes sold decreased 6.2% due to the combination of warmer than normal winter weather and the negative effects of customer conservation resulting from record-high propane prices.

Retail propane revenues increased $36.8 million reflecting a $72.5 million increase due to higher average selling prices partially offset by a $35.7 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $27.4 million reflecting a $37.8 million decrease due to lower volumes sold partially offset by a $10.4 million increase resulting from higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect the continuance of significantly higher propane product costs principally resulting from higher crude oil prices. The average wholesale cost per gallon at Mont Belvieu, one of the major propane supply points in the United States, was approximately 17% greater than the average cost per gallon during the 2004 three-month period. Notwithstanding the lower propane volumes sold, total cost of sales increased $24.6 million primarily reflecting the increase in propane product costs. Total margin decreased $14.0 million compared to the 2004 three-month period due to the lower retail volumes sold partially offset by slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

Partnership EBITDA during the 2005 three-month period was $135.2 million compared to $146.6 million during the 2004 three-month period. The $11.4 million decline in Partnership EBITDA reflects the aforementioned decrease in total margin partially offset by lower operating and administrative expenses. In conjunction with the Partnership's warm weather action plans, operating and administrative expenses decreased $2.3 million reflecting lower employee compensation and benefit costs and vehicle repair expenses partially offset by higher vehicle fuel and vehicle lease expenses. Operating income decreased less than the decrease in Partnership EBITDA due to slightly lower depreciation expense.

INTERNATIONAL PROPANE. International Propane's results of operations in the 2005 three-month period significantly increased compared to the 2004 three-month period due to the March 31, 2004 Antargaz Acquisition. Antargaz' revenues, margin and operating income during the 2005 three-month period were $341.4 million, $194.9 million and $96.0 million, respectively. Antargaz sold approximately 127 million gallons of LPG while experiencing weather that was 3.8% colder than normal during the 2005 three-month period compared to approximately 123 million gallons while experiencing weather that was essentially normal during the 2004 three-month period. International Propane revenues increased $345.0 million reflecting revenues from Antargaz and a $3.6 million increase in FLAGA's revenues. The increase in FLAGA's revenues is attributed to higher LPG prices, a 9% increase in LPG volumes sold while experiencing weather that was colder than normal and colder than the corresponding prior-year period and to a lesser extent the currency translation effects of a stronger euro. In the French LPG market, Antargaz is able to sustain higher margins per gallon of LPG during periods of declining product costs and conversely, experiences lower margins per gallon of LPG during periods of rising product costs. Antargaz continued to benefit from unusually high unit margins during the 2005 three-month period primarily reflecting declines in LPG product costs. Aside from Antargaz' contribution to

                        UGI CORPORATION AND SUBSIDIARIES

total margin in the 2005 three-month period, FLAGA's increase in total margin reflects the translation effects of the stronger euro. Due to higher LPG costs and competition, FLAGA's average LPG margins per gallon declined compared to the 2004 three-month period. The $105.3 million increase in International Propane operating income primarily reflects Antargaz' operating income for the 2005 three-month period and a prior-period loss of $9.1 million on the settlement of contracts for the forward purchase of euros used to fund the Antargaz Acquisition.

Income from equity investees declined in the 2005 three-month period due to the absence of equity income from our 19.5% equity investment in AGZ Holding as a result of the Antargaz Acquisition.

The increase in International Propane income before income taxes reflects Antargaz' operating income and the previously mentioned prior-period loss on the forward purchase contracts partially offset by higher interest expense resulting from the Antargaz Acquisition.

GAS UTILITY. Weather in Gas Utility's service territory based upon heating degree days was 5.7% colder than normal during the 2005 three-month period compared with weather that was 2.7% colder than normal in the 2004 three-month period. Notwithstanding the colder weather and year-over-year growth in the number of our customers, total distribution system throughput decreased slightly as lower sales to firm- residential, commercial and industrial ("retail core-market") customers due in part to the effects of price-induced customer conservation, and lower volumes transported for firm delivery service customers, were partially offset by increased volumes transported for interruptible delivery service customers. The $12.4 million increase in Gas Utility revenues during the 2005 three-month period reflects $21.0 million greater revenues from retail core-market customers principally as a result of higher average purchased gas cost ("PGC") rates partially offset by a decrease in revenues from low-margin off-system sales. The higher PGC rates reflect higher 2005 three-month period natural gas costs. Gas Utility's cost of gas was $177.3 million in the 2005 three-month period compared to $165.0 million in the 2004 three-month period reflecting the previously mentioned higher average PGC rates partially offset by the effects of lower off-system sales. Gas Utility total margin in the 2005 three-month period was comparable with the prior-year period.

Gas Utility operating income increased to $48.6 million in the 2005 three-month period from $46.5 million in the 2004 three-month period principally reflecting higher other income. Other income increased $2.1 million due in large part to the absence of costs recorded in the prior-year period related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Total operating and administrative expenses were comparable with the prior year reflecting in large part lower required provisions for injuries and damages claims partially offset principally by higher uncollectible accounts expense. The increase in Gas Utility income before income taxes reflects the previously mentioned increase in operating income and the effects of slightly higher interest expense.

ELECTRIC UTILITY. Electric Utility's 2005 three-month period kilowatt-hour sales were essentially equal with the prior-year period on weather that was comparable to the prior-year period. Electric Utility's increased revenues reflect an increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005. Electric Utility's cost of sales increased $0.5 million as a result of higher per-unit purchased power costs.

Electric Utility total margin in the 2005 three-month period increased by $0.4 million reflecting the previously mentioned higher POLR rates slightly offset by the effects of increased per-unit purchased power costs. Operating income and income before income taxes were higher in the 2005 three-month period principally reflecting the increase in total margin.

                        UGI CORPORATION AND SUBSIDIARIES

ENERGY SERVICES. Energy Services revenues in the 2005 three-month period increased (1) approximately $75 million resulting from increased natural gas prices and to a lesser extent a 7% increase in natural gas volumes sold by Energy Services' gas marketing business and (2) approximately $28 million in revenues generated by Atlantic Energy Inc. ("Atlantic Energy"), which was acquired by Energy Services in November 2004. Atlantic Energy, the owner of a 20 million gallon propane storage terminal located in Chesapeake, Virginia, was purchased through two separate transactions with ConocoPhillips Company and AmeriGas Propane. See Note 2 to Condensed Consolidated Financial Statements for additional information regarding the acquisition. Total margin increased $8.8 million in the 2005 three-month period compared to the prior-year three-month period. The increase in total margin is attributed to (1) higher average natural gas unit margins than in the prior-year period due to fewer annual fixed-price customer contracts and more shorter-termed, seasonal fixed-price contracts in the current period, (2) the acquisition of Atlantic Energy, and to a lesser extent, (3) higher income from winter storage services. Under the annual fixed-price customer contracts, customers pay an average fixed price for the natural gas they purchase throughout the year. Although the total margin to be earned over the terms of these contracts remains unchanged, margin realization is seasonal because gas costs are usually higher, and unit margins lower, during the peak heating season months of late fall and winter, while gas costs are usually lower, and unit margins higher, during the late spring and summer months.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses primarily resulting from additional expenses associated with Atlantic Energy's operations and higher depreciation and amortization expense.

                        UGI CORPORATION AND SUBSIDIARIES

2005 SIX-MONTH PERIOD COMPARED WITH 2004 SIX-MONTH PERIOD

                                                                          Increase
Six months ended March 31,                  2005           2004          (Decrease)
--------------------------                --------       --------      ----------------
(Millions of dollars)

AMERIGAS PROPANE:
Revenues                                  $1,254.5       $1,147.9      $ 106.6      9.3%
Total margin (a)                          $  473.6       $  488.2      $ (14.6)    (3.0)%
Partnership EBITDA                        $  221.6       $  231.2      $  (9.6)    (4.2)%
Operating income                          $  176.5       $  192.8      $ (16.3)    (8.5)%
Retail gallons sold (millions)               675.6          708.4        (32.8)    (4.6)%
Degree days - % warmer
     than normal                              (6.2)%         (4.1)%          -        -

INTERNATIONAL PROPANE:
Revenues                                  $  642.5       $   34.4      $ 608.1      N.M.
Total margin (a)                          $  361.6       $   17.5      $ 344.1      N.M.
Operating income (loss)                   $  176.4       $   (4.5)     $ 180.9      N.M.
(Loss) income from equity investees       $   (1.3)      $   11.9      $ (13.2)     N.M.
Income before income taxes                $  157.7       $    5.5      $ 152.2      N.M.

GAS UTILITY:
Revenues                                  $  417.1       $  392.8      $  24.3      6.2%
Total margin (a)                          $  133.2       $  132.7      $   0.5      0.4%
Operating income                          $   76.7       $   75.9      $   0.8      1.1%
Income before income taxes                $   68.6       $   67.9      $   0.7      1.0%
System throughput -
     billions of cubic feet ("bcf")           53.9           54.5         (0.6)    (1.1)%
Degree days - % colder
     than normal                               3.6%           0.0%           -        -

ELECTRIC UTILITY:
Revenues                                  $   47.9       $   46.1      $   1.8      3.9%
Total margin (a)                          $   22.3       $   21.6      $   0.7      3.2%
Operating income                          $   11.9       $   11.3      $   0.6      5.3%
Income before income taxes                $   10.9       $   10.3      $   0.6      5.8%
Distribution sales - millions of
     kilowatt hours ("gwh")                  531.2          525.7          5.5      1.0%

ENERGY SERVICES:
Revenues                                  $  761.2       $  561.7      $ 199.5     35.5%
Total margin (a)                          $   38.1       $   25.7      $  12.4     48.2%
Operating income                          $   20.1       $   13.8      $   6.3     45.7%
Income before income taxes                $   20.1       $   13.8      $   6.3     45.7%

N.M. - not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.7 million in the 2005 six-month period and $2.5 million in the 2004 six-month period. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

AMERIGAS PROPANE. Temperatures during the 2005 six-month period were 6.2% warmer than normal compared to temperatures that were 4.1% warmer than normal during the 2004 six-month period. Retail propane volumes sold decreased nearly 5% principally due to the warmer than normal winter weather and the negative effects of customer conservation driven by higher propane selling prices.

                        UGI CORPORATION AND SUBSIDIARIES

Retail propane revenues increased $112.2 million reflecting a $157.3 million increase due to higher average selling prices partially offset by a $45.1 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $8.5 million reflecting a $29.6 million decrease due to lower volumes sold partially offset by a $21.1 million increase due to higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs principally resulting from higher crude oil prices. The average wholesale cost per gallon of propane at Mont Belvieu was approximately 31% greater than the average cost per gallon during the 2004 six-month period. Total cost of sales increased $121.2 million reflecting the higher propane product costs. Total margin decreased $14.6 million principally due to the lower retail volumes sold partially offset by slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

Notwithstanding a $9.1 million pre-tax gain recognized on the Partnership's sale of its 50% ownership interest in Atlantic Energy, Partnership EBITDA during the 2005 six-month period decreased $9.6 million compared to the 2004 six-month period as a result of the aforementioned decrease in total margin and a $4.6 million increase in operating and administrative expenses. The increase in operating and administrative expenses principally resulted from higher vehicle fuel costs, vehicle lease expense, general insurance and uncollectible accounts expense. These increases were partially offset principally by lower employee compensation and benefit costs and lower vehicle repairs and maintenance expenses. Operating income decreased more than the decrease in Partnership EBITDA principally reflecting the elimination of the gain on the sale of the Partnership's ownership interest in Atlantic Energy to Energy Services.

INTERNATIONAL PROPANE. International Propane results of operations in the 2005 six-month period significantly increased compared to the 2004 six-month period as a result of the Antargaz Acquisition. Antargaz' revenues, margin and operating income during the 2005 six-month period were $600.1 million, $343.6 million and $171.7 million, respectively, which includes $19.9 million in operating income resulting from the resolution of certain non-income tax contingencies. Antargaz sold approximately 230 million gallons of LPG during the 2005 six-month period compared to approximately 220 million gallons during the 2004 six-month period. Weather in the 2005 six-month period was approximately normal and slightly colder than the prior-year period. Antargaz was able to sustain higher than expected margins during the 2005 six-month period. The increase in International Propane revenues reflects revenues from Antargaz and, despite FLAGA's slightly warmer than normal weather, an $8.0 million increase in FLAGA's revenues. The increase in FLAGA's revenues is primarily attributed to a 10% increase in LPG volumes sold and higher LPG prices and, to a lesser extent, the currency translation effects of a stronger euro. The increase in total margin is a result of margin generated from Antargaz' operations and an increase FLAGA's total margin reflecting the translation effects of the stronger euro which was partially offset by decreased average LPG margins per gallon.

The $180.9 million increase in International Propane operating income primarily reflects Antargaz' operating income for the 2005 six-month period. International Propane operating income benefited from Antargaz' reversal of $19.9 million in non-income tax reserves due to resolution of certain contingencies. See Antargaz Tax Matter section below. In addition, the increase in operating income includes a prior-period loss of $9.1 million on the settlement of contracts for the forward purchase of euros used to fund the Antargaz Acquisition.

Income from equity investees declined in the 2005 six-month period due to the absence of equity income from our 19.5% equity investment in AGZ Holding as a result of the Antargaz Acquisition and to a lesser extent Antargaz' equity investee losses.

The increase in International Propane income before income taxes reflects Antargaz' operating income and the previously mentioned prior-period loss on the forward purchase contracts partially offset by

                        UGI CORPORATION AND SUBSIDIARIES

higher interest expense associated with the Antargaz Acquisition and the decrease in equity investee income.

GAS UTILITY. Weather in Gas Utility's service territory during the 2005 six-month period was 3.6% colder than normal compared with weather that was essentially normal in the 2004 six-month period. Notwithstanding the colder weather and year-over-year customer growth, total distribution system throughput decreased 0.6 bcf or 1.1% as persistently high natural gas prices resulted in price-induced customer conservation primarily in our retail core-market. The increase in Gas Utility revenues during the 2005 six-month period includes a $45.3 million increase in retail core-market revenues partially offset by a decrease in revenues from low-margin off-system sales. The increase in retail core-market revenues reflects higher average PGC rates. Gas Utility's cost of gas was $283.9 million in the 2005 six-month period compared to $260.1 million in the 2004 six-month period reflecting the effects of the higher average PGC rates partially offset by the effects of the lower off-system sales.

The $0.5 million increase in Gas Utility total margin reflects greater margin generated from slightly higher interruptible delivery service volumes and slightly higher average delivery service margin partially offset by lower retail core-market margin resulting from the previously mentioned decline in retail core-market volumes.

Gas Utility operating income increased $0.8 million in the 2005 six-month period principally reflecting the $0.5 million increase in total margin and higher other income partially offset by increased operating and administrative expenses. Other income increased $2.2 million due in large part to the absence of costs recorded in the prior-year period related to settling a regulatory claim resulting from the discontinuance of natural gas service to certain customers. Operating and administrative expenses increased $1.4 million in the 2005 six-month period principally reflecting greater uncollectible accounts expense and the absence of environmental insurance settlements received in the prior-year period partially offset by lower required provisions for injuries and damages claims. The increase in Gas Utility income before income taxes principally reflects the increase in operating income and the effects of slightly higher interest expense.

ELECTRIC UTILITY. Electric Utility's 2005 six-month period kilowatt-hour sales were slightly higher than the prior-year period on weather that was comparable to the prior year. The increase in Electric Utility revenues reflect higher POLR rates. Electric Utility's cost of sales increased approximately 4% reflecting higher per-unit purchased power costs.

Electric Utility total margin in the 2005 six-month period increased $0.7 million principally as a result of the previously mentioned increase in POLR rates and slight increase in kilowatt-hour sales partially offset by the higher purchased power costs. Operating income and income before income taxes were higher in the 2005 six-month period principally reflecting the increase in total margin.

ENERGY SERVICES. The increase in Energy Services revenues in the 2005 six-month period resulted primarily from (1) increased natural gas prices and to a lesser extent an approximate 6% growth in natural gas volumes sold and (2) approximately $45 million of revenues generated by Atlantic Energy. Total margin from Energy Services' gas marketing business increased by $8.0 million in the 2005 six-month period principally due to higher average unit margins. The remainder of the increase in total margin is attributed to the purchase of Atlantic Energy. Energy Services' higher average unit margins reflect the lower proportion of annual fixed-price customer contracts and more seasonal fixed-price customer contracts compared to the prior-year period.

                        UGI CORPORATION AND SUBSIDIARIES

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating and administrative expenses and higher depreciation and amortization. The higher operating and administrative expenses were primarily a result of higher uncollectible accounts expense and operating and administrative expenses associated with Atlantic Energy since its acquisition in November 2004.

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $226.6 million at March 31, 2005 compared with $199.6 million at September 30, 2004. These amounts include $111.0 million and $114.6 million, respectively, of cash, cash equivalents and short-term investments available to UGI.

The Company's long-term debt outstanding at March 31, 2005 totaled $1,692.5 million (including current maturities of $172.2 million) compared to $1,670.1 million of long-term debt (including current maturities of $122.8 million) at September 30, 2004. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan, borrowings under its revolving credit facility and existing cash balances. In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415 million of 7.25% Senior Notes due 2015. In connection with the refinancing, UGI incurred an after-tax loss on early extinguishment of debt totaling $9.4 million. In addition, UGI Utilities expects to refinance $20 million of its Medium-Term Notes due in May 2005 with the issuance of $20 million of Medium-Term Notes under the existing shelf registration statement. UGI Utilities expects to refinance the $50 million of Medium-Term Notes due in December 2005.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, may be used for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At March 31, 2005, there were $12 million of borrowings under the Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $54.4 million at March 31, 2005. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas Partners periodically issues debt and equity securities and expects to continue issuing securities in the future. It has issued debt securities and common units in underwritten public offerings in each of the last three fiscal years. Most recently, it has issued debt securities through a private placement in May 2005 and common units in May 2004 in an underwritten public offering. The Partnership has effective debt and equity shelf registration statements with the SEC under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

Antargaz has a variable interest rate Senior Facilities Agreement consisting of a euro-denominated term loan and a E50 million revolver which expires June 2008. At March 31, 2005, there were no borrowings outstanding under the revolver.

                        UGI CORPORATION AND SUBSIDIARIES

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements expire in June 2007. At March 31, 2005, UGI Utilities had $39.2 million in borrowings outstanding under these revolving credit agreements. Short-term borrowings, including borrowings under revolving credit agreements are classified as bank loans on the Condensed Consolidated Balance Sheets. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $20 million of Medium-Term Notes or other debt securities.

Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in August 2007, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $150 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At March 31, 2005, the outstanding balance of ESFC receivables was $120.3 million which amount is net of $23 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At March 31, 2005, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires April 2006.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, propane and other LPG and electricity consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and/or inventories, is generally greatest. AmeriGas Propane and UGI Utilities use revolving credit facilities and Energy Services uses its Receivables Facility to satisfy their seasonal operating cash flow needs. Antargaz has historically been successful funding its operating cash flow needs without the use of its revolver. Cash flow from operating activities was $188.5 million in the 2005 six-month period compared to $104.2 million in the 2004 six-month period. The increase in operating cash flow principally reflects our improved results, primarily reflecting the effects of the Antargaz Acquisition. Cash flow from operating activities before changes in operating working capital was $367.7 million in the 2005 six-month period compared with $254.7 million in the prior-year six-month period. Changes in operating working capital used $179.2 million in the 2005 six-month period and $150.5 million in the 2004 six-month period.

                        UGI CORPORATION AND SUBSIDIARIES

INVESTING ACTIVITIES. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-term investments and proceeds from sales of assets. Cash flow used in investing activities was $105.3 million in the 2005 six-month period compared to $281.9 million in the prior-year period principally reflecting the prior-year purchase of the remaining ownership interests in AGZ Holding and AmeriGas Propane's acquisition of Horizon Propane, net of cash acquired.

FINANCING ACTIVITIES. Cash flow used by financing activities was $71.9 million in the 2005 six-month period compared with $178.8 million of cash provided in the prior-year six-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI common stock. The prior-period cash flows from financing activities reflects the issuance of 7.8 million shares of UGI Common Stock sold in an underwritten public offering to fund the Antargaz Acquisition. On October 1, 2004, UGI Utilities redeemed all 200,000 shares of $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034.

We paid cash dividends on UGI Common Stock of $32.2 million and $24.4 million during the six months ended March 31, 2005 and 2004, respectively. Also, the Partnership paid the minimum quarterly distribution of $0.55 (the "MQD") on all limited partner units during both of the six-month periods ended March 31, 2005 and 2004. On April 26, 2005, the Partnership declared an increase in their regular quarterly distribution to $0.56 per limited partnership unit ($2.24 on an annual basis). The quarterly distribution of $0.56 for the quarter ended March 31, 2005 will be paid on May 18, 2005 to holders of record on May 10, 2005.

UGI COMMON STOCK SPLIT AND DIVIDEND INCREASE

On April 26, 2005, UGI's Board of Directors approved a 2-for-1 common stock split. The Company will issue one additional common share for every common share outstanding. The new shares will be distributable May 24, 2005 to shareholders of record May 17, 2005. Basic and diluted earnings per share and dividends declared per share for the three and six month periods ended March 31, 2005 and 2004 have been reflected on a pre-split basis. Also, on April 26, 2005, UGI's Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.3375 on a pre-split basis ($0.16875 per share after the common stock split), or $1.35 per pre-split common share ($0.675 per share after the common stock split) on an annual basis. The new quarterly dividend is effective with the dividend payable on July 1, 2005 to shareholders of record on June 15, 2005.

ANTARGAZ TAX MATTER

Antargaz filed suit against the French tax authorities in connection with the assessment of non-income tax related to Antargaz owned tanks at customer locations used to store LPG. Elf Antar France, now Total France, and Elf Aquitaine, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. The indemnity from the former owners amounts to approximately E9.4 million
($12.2 million) of the tax liability and is reflected in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheet at March 31, 2005. Antargaz had recorded a liability for the tax relating to tanks of various customer classes for the period from January 1, 1997 through December 31, 2004 of approximately E29.9 million ($40.6 million). On

                        UGI CORPORATION AND SUBSIDIARIES

February 4, 2005, Antargaz received a letter from French authorities which eliminated the requirement for Antargaz to provide taxes on Antargaz owned tanks at certain customer locations. In addition, resolution was reached on tax contingencies relating to a prior year. Therefore, effective December 31, 2004, Antargaz reversed (1) E8.8 million ($12.0 million) resulting from the exemption of tanks at certain customer locations and (2) E5.9 million ($7.9 million) resulting from the resolution reached on a prior year's taxes. The total pre-tax amount of $19.9 million is reflected in "Other income, net" in the Condensed Consolidated Statement of Income for the six month period ended March 31, 2005. The after-tax effect of this reversal resulted in $14.9 million of net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. Also, see Note 1 to Condensed Consolidated Financial Statements.

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

In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. The impact of FSP 109-1 and FSP 109-2 does not have a material effect on the Company's financial position or results of operations.

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

The risks associated with fluctuations in prices the Electric Utility pays for its electric power needs are principally a result of market forces reflecting changes in supply and demand for electricity and other energy commodities. Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers 4.5% of total rates in effect on December 31, 2004. In addition, the POLR settlements permit Electric Utility to increase its POLR generation rates effective January 1, 2006 for all metered customers up to 7.5% of total rates in effect at December 31, 2004. Currently, Electric Utility's fixed-price contracts with electric suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts

                        UGI CORPORATION AND SUBSIDIARIES

fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

In order to manage market price risk relating to substantially all of Energy Services' fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded natural gas futures contracts or enters into fixed-price supply arrangements. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. An adverse change in market value of these contracts may require daily cash deposits in margin accounts with brokers. Although Energy Services' fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services' results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, borrowings under UGI Utilities' revolving credit agreements and a substantial portion of Antargaz' and FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At March 31, 2005, combined borrowings outstanding under these agreements totaled $374.3 million. Antargaz has effectively fixed the interest rate on a portion of its variable rate debt through June 2005 through the use of interest rate swaps. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2005. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2005. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) interest rates on ten-year U.S. treasury notes and; (5) value of the euro versus the U.S. dollar.

                        UGI CORPORATION AND SUBSIDIARIES

                                                                Change in
                                                Fair Value      Fair Value
                                                ----------      ----------
(Millions of dollars)

March 31, 2005:
     Propane commodity price risk                 $ 1.2           $ (1.1)
     Natural gas commodity price risk              (0.2)            (3.4)
     Electricity commodity price risk               3.5             (1.1)
     Interest rate risk                            (3.6)            (6.2)
     Foreign currency exchange rate risk           (1.8)           (11.4)

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

Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries ("net investment hedges"). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At March 31, 2005, the fair value of unsettled net investment hedges was a loss of $2.4 million, which is included in the foreign currency exchange rate risk in the table above. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $45.8 million, which amount would be reflected in other comprehensive income.

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

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. In March 2005, the court granted UGI Utilities' motion for summary judgment and dismissed AGL's complaint. AGL has appealed.

      South Coast Air Quality Management District Matter. On February 21, 2005, AmeriGas Propane, L.P. ("AmeriGas OLP"), a principal operating subsidiary of AmeriGas Partners, L.P. ("AmeriGas Partners"), received notice from the South Coast (of California) Air Quality Management District ("SCAQMD") that it intended to seek civil penalties totaling $0.1 million for five violations of air emissions regulations at AmeriGas OLP's LPG terminal in San Pedro, California. After an inspection of the San Pedro terminal by SCAQMD on April 15, 2005, AmeriGas Partners expects SCAQMD to issue additional notices of violation of regulations related to the installation of emission reduction equipment at the facility that may involve monetary penalties of $0.1 million or more. AmeriGas Partners is working with SCAQMD to assure that the facility is in compliance with applicable regulations and we believe that the resolution of this matter will not have a material effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 23, 2005, the Annual Meeting of Shareholders of UGI was held. The Shareholders (i) reelected the eight nominees from the existing Board of Directors to another term, and (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants.

      The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

DIRECTOR NOMINEES              FOR              WITHHELD
-----------------              ---              --------
James W. Stratton           45,375,439         1,186,390
Richard C. Gozon            45,896,548           665,281
Stephen D. Ban              46,046,606           515,223
Lon R. Greenberg            46,025,052           536,777
Marvin O. Schlanger         46,137,092           424,737
Thomas F. Donovan           46,108,517           453,312
Anne Pol                    46,145,611           416,218
Ernest E. Jones             46,166,519           395,310

      The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of PricewaterhouseCoopers LLP is as follows:

For: 46,109,635; Against: 318,118; Abstain: 134,075. There were no broker non-votes.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

            10.1 AmeriGas Propane, Inc. Supplemental Executive Retirement Plan Amended and Restated as of March 1, 2005.

            10.2 Form of Confidentiality and Post-Employment Activities Agreement between AmeriGas and Robert H. Knauss.

            31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      UGI Corporation
                                                      ----------------
                                                       (Registrant)

Date: May 6, 2005                          By: /s/ Anthony J. Mendicino
                                              ----------------------------------
                                               Anthony J. Mendicino
                                               Senior Vice President-Finance and
                                               Chief Financial Officer

Date: May 6, 2005                          By: /s/ Michael J. Cuzzolina
                                               ---------------------------------
                                               Michael J. Cuzzolina
                                               Vice President-Accounting and
                                               Financial Control and
                                               Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

10.1 AmeriGas Propane, Inc. Supplemental Executive Retirement Plan Amended and Restated as of March 1, 2005.

10.2 Form of Confidentiality and Post-Employment Activities Agreement between AmeriGas and Robert H. Knauss.

31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.