Form 10-K/A
period 2004-09-30
UGI CORP /PA/
filed 2005-06-28
CIK 884614

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
        TITLE OF CLASS                               ON WHICH REGISTERED
-------------------------------                ---------------------------------
Common Stock, without par value                New York Stock Exchange, Inc.
                                               Philadelphia Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2004 to include the financial statements required by Form 11-K with respect to the UGI HVAC Enterprises, Inc. Savings Plan, the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth in Exhibit No. 99.1.


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

(3) LIST OF EXHIBITS:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT          FILING          EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
  3.1         (Second) Amended and Restated Articles of Incorporation        UGI         Amendment No. 1 on   3.(3)(a)
              of the Company                                                             Form 8 to Form 8-B
                                                                                             (4/10/92)

  3.2         Bylaws of UGI as amended through September 28, 2004            UGI         Form 8-K (9/28/04)     3.2

  4 Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
  4.1         Rights Agreement, as amended as of August 18, 2000,            UGI            Registration         4.3
              between the Company and Mellon Bank, N.A., successor to                       Statement No.
              Mellon Bank (East) N.A., as Rights Agent, and                                   333-49080
              Assumption Agreement dated April 7, 1992

  4.2         The description of the Company's Common Stock contained        UGI            Form 8-B/A          3.(4)
              in the Company's registration statement filed under the                       (4/17/96)
              Securities Exchange Act of 1934, as amended

  4.3         UGI's (Second) Amended and Restated Articles of
              Incorporation and Bylaws referred to in 3.1 and 3.2 above

  4.4         Note Agreement dated as of April 12, 1995 among The          AmeriGas         Form 10-Q           10.8
              Prudential Insurance Company of America, Metropolitan     Partners, L.P.      (3/31/95)
              Life Insurance Company, and certain other institutional
              investors and AmeriGas Propane, L.P., New AmeriGas
              Propane, Inc. and Petrolane Incorporated

  4.5         First Amendment dated as of September 12, 1997 to Note       AmeriGas          Form 10-K           4.5
              Agreement dated as of April 12, 1995 ("1995 Note          Partners, L.P.       (9/30/97)
              Agreement")

  4.6         Second Amendment dated as of September 15, 1998 to 1995      AmeriGas          Form 10-K           4.6
              Note Agreement                                            Partners, L.P.       (9/30/98)

  4.7         Third Amendment dated as of March 23, 1999 to 1995 Note      AmeriGas          Form 10-Q          10.2
              Agreement                                                 Partners, L.P.       (3/31/99)

  4.8         Fourth Amendment dated as of March 16, 2000 to 1995          AmeriGas          Form 10-Q          10.2
              Note Agreement                                            Partners, L.P.       (6/30/00)

  4.9         Fifth Amendment dated as of August 1, 2001 to 1995 Note      AmeriGas          Form 10-K           4.8
              Agreement                                                 Partners, L.P.       (9/30/01)

  4.10        Second Amended and Restated Agreement of Limited             AmeriGas          Form 8-K            3.1
              Partnership of AmeriGas Partners, L.P. dated as of        Partners, L.P.       (12/1/04)
              December 1, 2004

  4.11        Second Amended and Restated Agreement of Limited             AmeriGas          Form 10-K           3.1(a)
              Partnership of AmeriGas Propane, L.P. dated as of         Partners, L.P.       (9/30/04)
              December 1, 2004

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                             EXHIBIT                                      REGISTRANT           FILING         EXHIBIT
-----------   ------------------------------------------------------------         --------------   ------------------   --------
 4.12         Amended and Restated Agreement of Limited Partnership                   AmeriGas          Form 10-K           3.8
              of AmeriGas Eagle Propane, L.P. dated July 19, 1999                  Partners, L.P.       (9/30/01)

 10.1         Service Agreement (Rate FSS) dated as of November 1,                      UGI             Form 10-K          10.5
              1989 between Utilities and Columbia, as modified                                          (9/30/95)
              pursuant to the orders of the Federal Energy Regulatory
              Commission at Docket No. RS92-5-000 reported at
              Columbia Gas Transmission Corp., 64 FERC (Paragraph)61,060
              (1993), order on rehearing, 64 FERC (Paragraph)61,365 (1993)

*10.2**       UGI Corporation 2004 Omnibus Equity Compensation Plan
              Directors Stock Unit Grant Letter dated as of January
              8, 2004

*10.3**       UGI Corporation 2004 Omnibus Equity Compensation Plan
              Directors Nonqualified Stock Option Grant Letter dated as of January 8, 2004

*10.4**       UGI Corporation 2004 Omnibus Equity Compensation Plan
              Utilities Employees Performance Unit Grant Letter dated as of January 1, 2004

*10.5**       UGI Corporation 2004 Omnibus Equity Compensation Plan
              UGI Employees Stock Unit Grant Letter dated as of
              January 1, 2004

 10.6**       UGI Corporation Directors Deferred Compensation Plan                      UGI             Form 10-K          10.6
              Amended and Restated as of January 1, 2000                                                (9/30/00)

*10.7**       UGI Corporation 2004 Omnibus Equity Compensation Plan
              UGI Employees Performance Unit Grant Letter dated as of
              January 1, 2004

 10.8**       UGI Corporation Annual Bonus Plan dated March 8, 1996                     UGI             Form 10-Q          10.4
                                                                                                        (6/30/96)

*10.9**       UGI Corporation 2004 Omnibus Equity Compensation Plan
              AmeriGas Employees Nonqualified Stock Option Grant
              Letter dated as of January 1, 2004

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
 10.10**      UGI Corporation 1997 Stock Option and Dividend                 UGI             Form 10-Q          10.4
              Equivalent Plan Amended and Restated as of April 29,                           (3/31/03)
              2003

 10.11**      UGI Corporation 1992 Directors' Stock Plan Amended and         UGI             Form 10-Q          10.2
              Restated as of April 29, 2003                                                  (3/31/03)

*10.12**      UGI Corporation Senior Executive Employee Severance Pay
              Plan as amended December 7, 2004

 10.12(a)**   AmeriGas Propane, Inc. Executive Employee Severance Pay      AmeriGas          Form 10-K          10.4
              Plan, as amended December 6, 2004.                        Partners, L.P.       (9/30/04)

 10.13**      UGI Corporation 2000 Directors' Stock Option Plan              UGI             Form 10-Q          10.1
              Amended and Restated as of April 29, 2003                                      (3/31/03)

 10.14**      UGI Corporation 2000 Stock Incentive Plan Amended and          UGI             Form 10-Q          10.5
              Restated as of April 29, 2003                                                  (3/31/03)

 10.15**      1997 Stock Purchase Loan Plan                                  UGI             Form 10-K         10.16
                                                                                             (9/30/97)

 10.16**      UGI Corporation Supplemental Executive Retirement Plan         UGI             Form 10-Q            10
              Amended and Restated effective October 1, 1996                                 (6/30/98)

*10.17** UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended December 7, 2004

 10.18        Credit Agreement dated as of August 28, 2003 among           AmeriGas          Form 10-K          10.1
              AmeriGas Propane, L.P., AmeriGas Propane, Inc.,           Partners, L.P.       (9/30/03)
              Petrolane Incorporated, Wachovia Bank, National
              Association, as Agent, Issuing Bank and Swing Line
              Bank, and certain banks.

 10.19        Amendment No. 1 dated as of August 30, 2004, to the          AmeriGas          Form 8-K           10.1
              Credit Agreement dated as of August 28, 2003 among        Partners, L.P.       (8/30/04)
              AmeriGas Propane, L.P., AmeriGas Propane, Inc.,
              Petrolane Incorporated, Citicorp USA, Inc., Credit
              Suisse First Boston, Wachovia Bank, National
              Association, as Agent, Issuing Bank and Swing Line
              Bank, and certain financial institutions named party
              thereto.

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
 10.20        Partnership Agreement of Hunlock Creek Energy Ventures       Utilities         Form 10-K         10.24
              dated December 8, 2001 by and between UGI Hunlock                              (9/30/01)
              Development Company and Allegheny Energy Supply Hunlock
              Creek LLC

 10.21        Amendment No. 1 to Partnership Agreement of Hunlock            UGI             Form 10-K         10.21
              Creek Energy Ventures, dated June 26, 2003, by and                             (9/30/03)
              between UGI Hunlock Development Company and Allegheny
              Energy Supply Hunlock Creek, LLC

 10.22        Notice of appointment of Wachovia Bank, National             AmeriGas          Form 10-K          10.6
              Association as collateral Agent effective as of August    Partners, L.P.       (9/30/03)
              28, 2003, pursuant to Intercreditor and Agency
              Agreement dated as of April 19, 1995

 10.23        Intercreditor and Agency Agreement dated as of April         AmeriGas          Form 10-Q          10.2
              19, 1995 among AmeriGas Propane, Inc., Petrolane          Partners, L.P.       (3/31/95)
              Incorporated, AmeriGas Propane, L.P., Bank of America
              National Trust and Savings Association ("Bank of
              America") as Agent, Mellon Bank, N.A. as Cash
              Collateral Sub-Agent, Bank of America as Collateral
              Agent and certain creditors of AmeriGas Propane, L.P.

 10.23(a)     First Amendment dated as of July 31, 2001 to                 AmeriGas          Form 10-K          10.8
              Intercreditor and Agency Agreement dated as of April      Partners, L.P.       (9/30/01)
              19, 1995

 10.24        General Security Agreement dated as of April 19, 1995        AmeriGas          Form 10-Q          10.3
              among AmeriGas Propane, L.P., Bank of America National    Partners, L.P.       (3/31/95)
              Trust and Savings Association and Mellon Bank, N.A.

 10.24(a)     First Amendment dated as of July 31, 2001 to General         AmeriGas          Form 10-K         10.10
              Security Agreement dated as of April 19, 1995             Partners, L.P.       (9/30/01)

 10.24(b)     Second Amendment dated as of October 14, 2004 to             AmeriGas          Form 10-K         10.10(a)
              General Security Agreement dated as of April 19, 1995     Partners, L.P.       (9/30/04)

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
 10.25        Subsidiary Security Agreement dated as of April 19,          AmeriGas          Form 10-Q          10.4
              1995 among AmeriGas Propane, L.P., Bank of America        Partners, L.P.       (3/31/95)
              National Trust and Savings Association as Collateral
              Agent and Mellon Bank, N.A. as Cash Collateral Agent

 10.25(a)     First Amendment dated as of July 31, 2001 to Subsidiary      AmeriGas          Form 10-K         10.12
              Security Agreement dated as of April 19, 1995             Partners, L.P.       (9/30/01)

 10.25(b)     Second Amendment dated as of October 14, 2004 to             AmeriGas          Form 10-K         10.12(a)
              Subsidiary Security Agreement dated as of April 19,       Partners, L.P.       (9/30/04)
              1995

 10.26        Restricted Subsidiary Guarantee dated as of April 19,        AmeriGas          Form 10-Q          10.5
              1995 by AmeriGas Propane, L.P. for the benefit of Bank    Partners, L.P.       (3/31/95)
              of America National Trust and Savings Association, as
              Collateral Agent

 10.27        Trademark License Agreement dated April 19, 1995 among       AmeriGas          Form 10-Q          10.6
              UGI Corporation, AmeriGas, Inc., AmeriGas Propane,        Partners, L.P.       (3/31/95)
              Inc., AmeriGas Partners, L.P. and AmeriGas Propane,
              L.P.

 10.28        Trademark License Agreement, dated April 19, 1995 among      AmeriGas          Form 10-Q          10.7
              AmeriGas Propane, Inc., AmeriGas Partners, L.P. and       Partners, L.P.       (3/31/95)
              AmeriGas Propane, L.P.

 10.29        Stock Purchase Agreement dated May 27, 1989, as amended     Petrolane        Registration        10.16(a)
              and restated July 31, 1989, between Texas Eastern          Incorporated/     Statement No.
              Corporation and QFB Partners                              AmeriGas, Inc.       33-69450

 10.30        Pledge Agreement dated September 1999 between Eastfield        UGI             Form 10-K         10.28
              International Holdings, Inc. and Raiffeisen Zentralbank                        (9/30/99)
              Osterreich Aktiengesellschaft ("RZB")

 10.31        Pledge Agreement dated September 1999 between EuroGas          UGI             Form 10-K         10.29
              Holdings, Inc. and RZB                                                         (9/30/99)

 10.32        Form of Guarantee Agreement dated September 1999               UGI             Form 10-K         10.30
              between UGI Corporation and RZB relating to loan amount                        (9/30/99)
              of EURO 74 million

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
 10.33        Form of Guarantee Agreement dated September 2000               UGI             Form 10-K         10.33
              between UGI Corporation and RZB relating to loan amount                        (9/30/00)
              of EURO 14.9 million

 10.34        Form of Guarantee Agreement dated September 2000               UGI             Form 10-K         10.34
              between UGI Corporation and RZB relating to loan amount                        (9/30/00)
              of EURO 9 million

 10.34(a)     Amendments dated October 11, 2001 to September 1999            UGI             Form 10-K         10.34(a)
              Guarantee Agreements between UGI Corporation and RZB                           (9/30/02)

 10.35**      Description of Change of Control arrangements for              UGI             Form 10-K         10.33
              Messrs. Greenberg, Cuzzolina, Hall, Knauss and                                 (9/30/99)
              Mendicino

*10.36**      UGI Corporation 2004 Omnibus Equity Compensation Plan
              UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2004

*10.36(a)**   UGI Corporation 2004 Omnibus Equity Compensation Plan
              UGI Utilities Employees Nonqualified Stock Option Grant
              Letter dated as of January 1, 2004

 10.37**      Description of Change of Control arrangement for Mr.         AmeriGas          Form 10-K         10.31
              Bissell                                                   Partners, L.P.       (9/30/99)

 10.38**      2002 Non-Qualified Stock Option Plan Amended and               UGI             Form 10-Q          10.7
              Restated as of April 29, 2003                                                  (3/31/03)

 10.39**      1992 Non-Qualified Stock Option Plan Amended and               UGI             Form 10-Q          10.6
              Restated as of April 29, 2003                                                  (3/31/03)

 10.40        [Intentionally omitted]

 10.41        Service Agreement for comprehensive delivery service           UGI             Form 10-K         10.41
              (Rate CDS) dated February 23, 1999 between UGI                                 (9/30/00)
              Utilities, Inc. and Texas Eastern Transmission
              Corporation

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
 10.42        Purchase Agreement dated January 30, 2001 and Amended        AmeriGas          Form 8-K           10.1
              and Restated on August 7, 2001 by and among Columbia      Partners, L.P.       (8/8/01)
              Energy Group, Columbia Propane Corporation, Columbia
              Propane, L.P., CP Holdings, Inc., AmeriGas Propane,
              L.P., AmeriGas Partners, L.P., and AmeriGas Propane,
              Inc.

*10.43**      UGI Corporation 2004 Omnibus Equity Compensation Plan,
              Sub-Plan for French Employees Stock Option Grant Letter dated as of 2004

 10.44        Agreement by Petrolane Incorporated and certain of its      Petrolane          Form 10-K         10.13
              subsidiaries party thereto ("Subsidiaries") for the        Incorporated        (9/23/94)
              Sale of the Subsidiaries' Inventory and Assets to the
              Goodyear Tire & Rubber Company and D.C.H., Inc., as
              Purchaser, dated as of December 18, 1985

 10.45        Purchase Agreement by and among Columbia Propane, L.P.,      National          Form 8-K           10.5
              CP Holdings, Inc., Columbia Propane Corporation,             Propane           (4/19/99)
              National Propane Partners, L.P., National Propane         Partners, L.P.
              Corporation, National Propane SPG, Inc., and Triarc
              Companies, Inc. dated as of April 5, 1999

 10.46        Capital Contribution Agreement dated as of August 21,        AmeriGas          Form 8-K           10.2
              2001 by and between Columbia Propane, L.P. and AmeriGas   Partners, L.P.       (8/21/01)
              Propane, L.P. acknowledged and agreed to by CP
              Holdings, Inc.

 10.47        Promissory Note by National Propane L.P., a Delaware         AmeriGas          Form 10-K         10.39
              limited partnership in favor of Columbia Propane          Partners, L.P.       (9/30/01)
              Corporation dated July 19, 1999

 10.48        Loan Agreement dated July 19, 1999, between National         AmeriGas          Form 10-K         10.40
              Propane, L.P. and Columbia Propane Corporation            Partners, L.P.       (9/30/01)

 10.49        First Amendment dated August 21, 2001 to Loan Agreement      AmeriGas          Form 10-K         10.41
              dated July 19, 1999 between National Propane, L.P. and    Partners, L.P.       (9/30/01)
              Columbia Propane Corporation

                      INCORPORATION BY REFERENCE

EXHIBIT NO.                           EXHIBIT                             REGISTRANT           FILING         EXHIBIT
-----------   -------------------------------------------------------   --------------   ------------------   --------
 10.50        Columbia Energy Group Payment Guaranty dated April 5,        AmeriGas          Form 10-K         10.42
              1999                                                      Partners, L.P.       (9/30/01)

 10.51        Keep Well Agreement by and between AmeriGas Propane,         AmeriGas          Form 10-K         10.46
              L.P. and Columbia Propane Corporation dated August 21,    Partners, L.P.       (9/30/01)
              2001

 10.52**      AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on      AmeriGas          Form 10-Q          10.2
              Behalf of AmeriGas Partners, L.P., as amended December    Partners, L.P.       (6/30/04)
              15, 2003.

 10.53        Storage Transportation Service Agreement (Rate Schedule      Utilities         Form 10-K         10.25
              SST) between Utilities and Columbia dated November 1,                          (9/30/02)
              1993, as modified pursuant to orders of the Federal
              Energy Regulatory Commission

 10.54        Gas Service Delivery and Supply Agreement between            Utilities         Form 10-K         10.32
              Utilities and UGI Energy Services, Inc. dated August                           (9/30/04)
              26, 2004

 10.55        No-Notice Transportation Service Agreement (Rate             Utilities         Form 10-K         10.27
              Schedule CDS) between Utilities and Texas Eastern                              (9/30/02)
              Transmission dated February 23, 1999, as modified
              pursuant to various orders of the Federal Energy
              Regulatory Commission

 10.56        No-Notice Transportation Service Agreement (Rate             Utilities         Form 10-K         10.28
              Schedule CDS) between Utilities and Texas Eastern                              (9/30/02)
              Transmission dated October 31, 2000, as modified
              pursuant to various orders of the Federal Energy
              Regulatory Commission

 10.57        Firm Transportation Service Agreement (Rate Schedule         Utilities         Form 10-K         10.29
              FT-1) between Utilities and Texas Eastern Transmission                         (9/30/02)
              dated June 15, 1999, as modified pursuant to various
              orders of the Federal Energy Regulatory Commission

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                     EXHIBIT                                   REGISTRANT     FILING     EXHIBIT
-----------   -------------------------------------------                 ----------   ---------   ----------
   10.58      Amendment No. 1 dated November 1, 2004, to                  Utilities    Form 10-K     10.26
              the Service Agreement (Rate FSS) dated as                                (9/30/04)
              of November 1, 1989 between Utilities and
              Columbia, as modified pursuant to the
              orders of the Federal Energy Regulatory
              Commission at Docket No. RS92-5-000
              reported at Columbia Gas Transmission
              Corp., 64 FERC (Paragraph)61,060 (1993),
              order on rehearing, 64 FERC (Paragraph)
              61,365 (1993)

   10.59      Firm Transportation Service Agreement                       Utilities    Form 10-K     10.31
              (Rate Schedule FT) between Utilities and                                 (9/30/02)
              Transcontinental Gas Pipe Line dated
              October 1, 1996, as modified pursuant to
              various orders of the Federal Energy
              Regulatory Commission

   10.60      Amendment No. 1 dated November 1, 2004, to                  Utilities    Form 10-K     10.30
              the No-Notice Transportation Service                                     (9/30/04)
              Agreement (Rate Schedule CDS) between
              Utilities and Texas Eastern Transmission
              dated February 23, 1999, as modified
              pursuant to various orders of the Federal
              Energy Regulatory Commission

   10.61      Amendment No. 1 dated November 1, 2004, to                  Utilities    Form 10-K     10.33
              the Firm Transportation Service Agreement                                (9/30/04)
              (Rate Schedule FT-1) between Utilities and
              Texas Eastern Transmission dated June 15,
              1999, as modified pursuant to various
              orders of the Federal Energy Regulatory
              Commission

   10.62      Firm Transportation Service Agreement                       Utilities    Form 10-K     10.34
              (Rate Schedule FTS) between Utilities and                                (9/30/04)
              Columbia Gas Transmission dated November,
              1, 2004

   10.63      Amendment Agreement dated June 18, 2004,                       UGI       Form 10-Q      10.5
              relating to the Senior Facilities                                        (6/30/04)
              Agreement dated June 26, 2003, as Amended
              and Restated, between AGZ Holding, as
              Parent, Antargaz, the Senior Lenders, (as
              defined therein) and Calyon, as Mandated
              Lead Arranger, Facility Agent and Security
              Agent.

                           INCORPORATION BY REFERENCE

EXHIBIT NO.                  EXHIBIT                         REGISTRANT       FILING     EXHIBIT
-----------   ------------------------------------------   --------------   ---------   ---------
   10.64      Creditor Accession Agreement dated June           UGI         Form 10-Q     10.6
              18, 2004, between UGI Bordeaux Holding, as                    (6/30/04)
              the New Investor, and Calyon, as Security
              Agent.

   10.65      Letter of Undertakings dated June 18,             UGI         Form 10-Q     10.7
              2004, by UGI Bordeaux Holding to AGZ                          (6/30/04)
              Holding, the Parent of Antargaz, and
              Calyon, the Facility Agent, acting on
              behalf of the Lenders, (as defined within
              the Senior Facilities Agreement).

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

   10.67**    AmeriGas Propane, Inc. Executive Employee      AmeriGas       Form 10-K     10.4
              Severance Pay Plan, as amended December 6,   Partners, L.P.   (9/30/04)
              2004.

   10.68      Senior Facilities Agreement dated June 26,        UGI         Form 10-Q     10.1
              2003 as Amended and Restated July 2, 2003,                    (3/31/04)
              between AGZ Holding and Antargaz, Credit
              Lyonnais, as Mandated Lead Arranger,
              Facility Agent and Security Agent, and the
              Financial Institutions named therein.

   10.69      Form of Amendment Agreement dated January         UGI         Form 10-Q     10.1(a)
              15, 2004 to Senior Facilities Agreement,                      (3/31/04)
              as Amended and Restated July 2, 2003.

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

                           INCORPORATION BY REFERENCE


EXHIBIT NO.                  EXHIBIT                        REGISTRANT       FILING      EXHIBIT
-----------   ------------------------------------------   --------------   ---------   ---------
   10.72      Intercreditor Agreement, dated July 7,            UGI         Form 10-Q     10.4
              2003, between AGZ Holding, Antargaz, AGZ                      (3/31/04)
              Finance, the Senior Lenders (as defined
              therein), the Investors (as defined
              therein), and Credit Lyonnais, as Facility
              Agent for the Senior Lenders and as
              Security Agent.

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

***23.1       Consent of Cogen Sklar LLP

  *31.1       Certification by the Chief Executive
              Officer relating to the Registrant's
              Report on Form 10-K for the fiscal year
              ended September 30, 2004 pursuant to
              Section 302 of the Sarbanes-Oxley Act of
              2002

***31.1(a)    Certification by the Chief Executive
              Officer relating to the Registrant's
              Report on Form 10-K for the fiscal
              year ended September 30, 2004 as
              amended by Amendment No. 1 on Form 10-K/A
              pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002

  *31.2       Certification by the Chief Financial
              Officer relating to the Registrant's
              Report on Form 10-K for the fiscal year
              ended September 30, 2004 pursuant to
              Section 302 of the Sarbanes-Oxley Act of
              2002

***31.2(a)    Certification by the Chief Financial
              Officer relating to the Registrant's
              Report on Form 10-K for the fiscal year
              ended September 30, 2004 as amended by
              Amendment No. 1 on Form 10-K/A pursuant
              to Section 302 of the Sarbanes-Oxley Act
              of 2002

  *32         Certification by the Chief Executive
              Officer and the Chief Financial Officer
              relating to the Registrant's Report on
              Form 10-K for the fiscal year ended
              September 30, 2004, pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.

***99.1       Financial Statements and Supplemental
              Schedule of UGI HVAC Enterprises, Inc.
              Savings Plan, AmeriGas Propane, Inc.
              Savings Plan and UGI Utilities, Inc.
              Savings Plan for the year ended
              December 31, 2004




* Filed with Annual Report on Form 10-K for fiscal year 2004 filed on December 14, 2004.


** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.


*** Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UGI CORPORATION

Date: June 28, 2005                    By: /s/ Anthony J. Mendicino
                                           -------------------------------------
                                           Anthony J. Mendicino
                                           Senior Vice President - Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  23.1        Consent of Cogen Sklar LLP

  31.1(a) Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
              September 30, 2004 as amended by Amendment No. 1 on Form 10-K/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2(a) Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
              September 30, 2004 as amended by Amendment No. 1 on Form 10-K/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  99.1        Financial Statements and Supplemental Schedule of UGI HVAC
              Enterprises, Inc. Savings Plan, AmeriGas Propane, Inc. Savings
              Plan and UGI Utilities, Inc. Savings Plan for the year ended
              December 31, 2004