Form 10-Q
period 2005-06-30
UGI CORP /PA/
filed 2005-08-08
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

     At July 31, 2005, there were 104,512,055 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         PAGES
                                                                        -------
PART I  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2005,
              September 30, 2004 and June 30, 2004                         1

           Condensed Consolidated Statements of Income for the three
              and nine months ended June 30, 2005 and 2004                 2

           Condensed Consolidated Statements of Cash Flows for the

              nine months ended June 30, 2005 and 2004                     3

           Notes to Condensed Consolidated Financial Statements          4 - 20

   Item 2. Management's Discussion and Analysis of Financial

              Condition and Results of Operations                       21 - 35

   Item 3. Quantitative and Qualitative Disclosures About Market Risk   35 - 37

   Item 4. Controls and Procedures                                         38

PART II  OTHER INFORMATION

   Item 6. Exhibits                                                     39 - 40

   Signatures                                                              41

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                        June 30,   September 30,   June 30,
                                                                          2005         2004          2004
                                                                        --------   -------------   --------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  207.4      $  149.6     $  160.4
   Short-term investments (at cost, which approximates fair value)          65.0          50.0         25.0
   Accounts receivable (less allowances for doubtful accounts of
      $33.0, $22.3 and $27.6, respectively)                                424.3         367.3        425.0
   Accrued utility revenues                                                  8.5           9.7          8.1
   Inventories                                                             168.8         198.4        127.4
   Deferred income taxes                                                    39.6          14.3         22.5
   Prepaid expenses                                                         15.8          21.6         22.4
   Other current assets                                                     14.8          25.0          8.1
                                                                        --------      --------     --------
      Total current assets                                                 944.2         835.9        798.9

Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $966.7, $892.4 and $880.0, respectively)          1,787.3       1,781.9      1,881.2
Goodwill and excess reorganization value                                 1,233.9       1,245.9      1,174.8
Other intangible assets (less accumulated amortization of
   $41.4, $27.5 and $23.5, respectively)                                   176.4         184.4        140.5
Utility regulatory assets                                                   66.8          65.0         63.0
Other assets                                                               120.1         121.7        128.8
                                                                        --------      --------     --------
      Total assets                                                      $4,328.7      $4,234.8     $4,187.2
                                                                        ========      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                 $  208.7      $  122.8     $  115.4
   Current maturities of UGI Utilities preferred shares subject to
      mandatory redemption, without par value                                 --          20.0          1.0
   AmeriGas Propane bank loans                                              15.0            --           --
   UGI Utilities bank loans                                                 49.5          60.9         30.1
   Other bank loans                                                         16.5          17.2         18.8
   Accounts payable                                                        276.8         323.9        270.3
   Other current liabilities                                               364.6         372.8        299.3
                                                                        --------      --------     --------
      Total current liabilities                                            931.1         917.6        734.9
Long-term debt                                                           1,458.6       1,547.3      1,554.8
Deferred income taxes                                                      468.9         440.8        477.1
UGI Utilities preferred shares subject to
   mandatory redemption, without par value                                    --            --         19.0
Other noncurrent liabilities                                               324.1         316.6        358.1
                                                                        --------      --------     --------
      Total liabilities                                                  3,182.7       3,222.3      3,143.9
Commitments and contingencies (note 9)
Minority interests                                                         166.7         178.4        204.9
Common stockholders' equity:
   Common Stock, without par value (authorized - 150,000,000 shares;
      issued - 115,152,994 shares)                                         769.9         762.8        759.6
   Retained earnings                                                       292.6         146.2        164.9
   Accumulated other comprehensive income                                   (1.6)         22.6         15.7
   Notes receivable from employees                                            --          (0.2)        (0.3)
                                                                        --------      --------     --------
                                                                         1,060.9         931.4        939.9
   Treasury stock, at cost                                                 (81.6)        (97.3)      (101.5)
                                                                        --------      --------     --------
      Total common stockholders' equity                                    979.3         834.1        838.4
                                                                        --------      --------     --------
      Total liabilities and stockholders' equity                        $4,328.7      $4,234.8     $4,187.2
                                                                        ========      ========     ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                        Three Months Ended    Nine Months Ended
                                                             June 30,              June 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
Revenues                                               $  932.5   $  823.4   $4,082.6   $3,033.7

Costs and expenses:
   Cost of sales                                          628.8      537.5    2,764.6    2,048.9
   Operating and administrative expenses                  233.6      217.2      736.7      564.0
   Utility taxes other than income taxes                    3.2        3.1       10.1        9.8
   Depreciation and amortization                           36.5       38.5      111.8       94.3
   Other income, net                                       (7.2)      (6.8)     (40.9)      (7.1)
                                                       --------   --------   --------   --------
                                                          894.9      789.5    3,582.3    2,709.9
                                                       --------   --------   --------   --------
Operating income                                           37.6       33.9      500.3      323.8
Income (loss) from equity investees                        (0.7)      (0.6)      (2.0)      12.0
Loss on extinguishment of debt                            (33.6)        --      (33.6)        --
Interest expense                                          (32.1)     (33.5)     (98.9)     (86.9)
Minority interests, principally in AmeriGas Partners       27.9       14.0      (45.7)     (64.3)
                                                       --------   --------   --------   --------
Income (loss) before income taxes                          (0.9)      13.8      320.1      184.6
Income tax benefit (expense)                                1.6       (5.5)    (123.9)     (70.4)
                                                       --------   --------   --------   --------
Net income                                             $    0.7   $    8.3   $  196.2   $  114.2
                                                       ========   ========   ========   ========
Earnings per common share:
   Basic                                               $   0.01   $   0.08   $   1.89   $   1.24
                                                       ========   ========   ========   ========
   Diluted                                             $   0.01   $   0.08   $   1.86   $   1.21
                                                       ========   ========   ========   ========
Average common shares outstanding (millions):
   Basic                                                104.312    101.830    103.542     92.010
                                                       ========   ========   ========   ========
   Diluted                                              106.024    103.816    105.422     94.084
                                                       ========   ========   ========   ========
Dividends declared per common share                    $ 0.1688   $ 0.1563   $ 0.4813   $ 0.4413
                                                       ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                                  -----------------
                                                                                    2005     2004
                                                                                  -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 196.2   $ 114.2
   Adjustments to reconcile to net cash provided by operating activities:
         Depreciation and amortization                                              111.8      94.3
         Provision for uncollectible accounts                                        19.8      15.5
         Minority interests                                                          45.7      64.3
         Deferred income taxes, net                                                   7.2       2.1
         Loss on extinguishment of debt                                              33.6        --
         Other, net                                                                  (7.7)    (10.8)
         Net change in:
            Accounts receivable and accrued utility revenues                        (76.1)    (50.9)
            Inventories                                                              41.8      30.4
            Deferred fuel costs                                                      11.2       2.4
            Accounts payable                                                        (57.3)    (58.8)
            Other current assets and liabilities                                     (9.5)    (17.9)
                                                                                  -------   -------
      Net cash provided by operating activities                                     316.7     184.8
                                                                                  -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                                  (112.0)    (86.5)
   Net proceeds from disposals of assets                                             14.1       6.0
   Acquisitions of businesses, net of cash acquired                                 (31.7)   (283.7)
   Short-term investments (increase) decrease                                       (15.0)     25.0
   Other, net                                                                         6.6       0.7
                                                                                  -------   -------
      Net cash used by investing activities                                        (138.0)   (338.5)
                                                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on UGI Common Stock                                                    (49.9)    (40.4)
   Distributions on AmeriGas Partners publicly held Common Units                    (49.7)    (45.9)
   Issuance of debt                                                                 506.0      30.1
   Repayment of debt                                                               (526.2)    (61.3)
   AmeriGas Propane bank loans increase                                              15.0        --
   Decrease in UGI Utilities bank loans with maturities of three months or less     (11.4)    (10.6)
   Other bank loans (decrease) increase                                              (0.3)      0.5
   Redemption of UGI Utilities preferred shares subject to mandatory redemption     (20.0)       --
   Issuance of AmeriGas Partners Common Units                                          --      51.2
   Issuance of UGI Common Stock                                                      22.8     249.0
                                                                                  -------   -------
      Net cash (used) provided by financing activities                             (113.7)    172.6
                                                                                  -------   -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (7.2)     (0.6)
                                                                                  -------   -------
Cash and cash equivalents increase                                                $  57.8   $  18.3
                                                                                  =======   =======
Cash and cash equivalents:
   End of period                                                                   $207.4   $ 160.4
   Beginning of period                                                              149.6     142.1
                                                                                  -------   -------
      Increase                                                                    $  57.8   $  18.3
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

     We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At June 30, 2005, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 44.6% limited partner interest in AmeriGas Partners, and effective 46.1% and 46.0% ownership interests in AmeriGas OLP and Eagle OLP, respectively. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 54.4% interest in AmeriGas Partners comprises 29,967,601 publicly held Common Units representing limited partner interests.

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

     EARNINGS PER COMMON SHARE. On April 26, 2005, UGI's Board of Directors approved a 2-for-1 common stock split. On May 24, 2005 the Company issued one additional common share for every common share outstanding to shareholders of record May 17, 2005. Average shares outstanding, basic and diluted earnings per share and dividends declared per share for the three-and nine month periods ended June 30, 2005 are reflected on a post-split basis. Prior-year amounts have been retroactively restated to reflect the effects of the common stock split.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                               Three Months Ended   Nine Months Ended
                                                     June 30,            June 30,
                                               ------------------   -----------------
                                                 2005       2004       2005     2004
                                                -------   -------    -------   ------
     Denominator (millions of shares):
        Average common shares
           outstanding for basic computation    104.312   101.830    103.542   92.010
        Incremental shares issuable for
           stock options and awards               1.712     1.986      1.880    2.074
                                                -------   -------    -------   ------
     Average common shares outstanding for
        diluted computation                     106.024   103.816    105.422   94.084
                                                -------   -------    -------   ------

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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     We recognized total stock and unit-based compensation expense of $5.2 million and $12.0 million in the three and nine months ended June 30, 2005, respectively, and $1.8 million and $9.1 million in the three and nine months ended June 30, 2004, respectively. If we had determined stock-based compensation expense under the fair value method prescribed by SFAS 123, net income and basic and diluted earnings per share for the three and nine months ended June 30, 2005 and 2004 would have been as follows:

                                                          Three Months Ended   Nine Months Ended
                                                               June 30,             June 30,
                                                          ------------------   -----------------
                                                              2005    2004       2005     2004
                                                             -----   -----      ------   ------
     Net income, as reported                                 $ 0.7   $ 8.3      $196.2   $114.2
     Add: Stock and unit-based employee
        compensation expense included in
        reported net income, net of related tax effects        3.1     1.1         7.2      5.5
     Deduct: Total stock and unit-based
        employee compensation expense
        determined under the fair value method
        for all awards, net of related tax effects            (3.4)   (1.4)       (8.7)    (6.3)
                                                             -----   -----      ------   ------
     Pro forma net income                                    $ 0.4   $ 8.0      $194.7   $113.4
                                                             -----   -----      ------   ------
     Basic earnings per share:
        As reported                                          $0.01   $0.08      $ 1.89   $ 1.24
        Pro forma                                            $  --   $0.08      $ 1.88   $ 1.23

     Diluted earnings per share:
        As reported                                          $0.01   $0.08      $ 1.86   $ 1.21
        Pro forma                                            $  --   $0.08      $ 1.85   $ 1.21
                                                             -----   -----      ------   ------

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2005 and 2004.

                                         Three Months Ended   Nine Months Ended
                                              June 30,             June 30,
                                         ------------------   -----------------
                                            2005     2004       2005     2004
                                           ------   -----      ------   ------
     Net income                            $  0.7   $ 8.3      $196.2   $114.2
     Other comprehensive (loss) income      (31.1)    4.3       (24.2)    11.0
                                           ------   -----      ------   ------
     Comprehensive (loss) income           $(30.4)  $12.6      $172.0   $125.2
                                           ------   -----      ------   ------

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

     Also, during the nine months ended June 30, 2005, AmeriGas OLP completed several acquisitions of small retail propane distribution businesses. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The pro forma effects of these transactions were not material to our results of operations.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.   SEGMENT INFORMATION (CONTINUED)

Three Months Ended June 30, 2005:

                                                                             Reportable Segments
                                                         ------------------------------------------------------------
                                                                                                International Propane
                                                         AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                        Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                      --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                              $  932.5  $  (1.1) $  349.5  $ 89.5    $22.0     $290.6    $  148.1   $ 15.0       $ 18.9
                                      ========  =======  ========  ======    =====     ======    ========   ======       ======
Cost of sales                         $  628.8  $    --  $  209.0  $ 54.6    $10.6     $271.9    $   62.3   $  8.4       $ 12.0
                                      ========  =======  ========  ======    =====     ======    ========   ======       ======
Segment profit:
   Operating income (loss) (c)        $   37.6  $    --  $    1.6  $  7.7    $ 4.9     $ 10.6    $   12.7   $  0.5       $ (0.4)
   Loss from equity investees             (0.7)      --        --      --       --         --        (0.7)      --           --
   Loss on extinguishment of debt        (33.6)      --     (33.6)     --       --         --          --       --           --
   Interest expense                      (32.1)      --     (19.7)   (3.9)    (0.5)        --        (7.1)    (0.7)        (0.2)
   Minority interests                     27.9       --      27.8      --       --         --         0.1       --           --
                                      --------  -------  --------  ------    -----     ------    --------   ------       ------
   Income (loss) before income taxes  $   (0.9) $    --  $  (23.9) $  3.8    $ 4.4     $ 10.6    $    5.0   $ (0.2)      $ (0.6)
                                      ========  =======  ========  ======    =====     ======    ========   ======       ======
   Depreciation and amortization      $   36.5  $    --  $   18.2  $  5.3    $ 0.8     $  1.5    $    9.4   $  1.2       $  0.1
   Partnership EBITDA (c)                                $  (13.7)

Segment assets (at period end)        $4,328.7  $(342.9) $1,517.7  $768.7    $97.2     $254.8    $1,410.4   $153.1       $469.7
                                      ========  =======  ========  ======    =====     ======    ========   ======       ======
Investments in equity investees
   (at period end)                    $   13.5  $    --  $     --  $   --    $  --     $  8.6    $    2.2   $  2.7       $   --
                                      ========  =======  ========  ======    =====     ======    ========   ======       ======
Goodwill and excess reorganization
   value (at period end)              $1,233.9  $    --  $  618.0  $   --    $  --     $  5.9    $  536.5   $ 67.9       $  5.6
                                      ========  =======  ========  ======    =====     ======    ========   ======       ======

Three Months Ended June 30, 2004:

                                                                             Reportable Segments
                                                         ------------------------------------------------------------
                                                                                                International Propane
                                                         AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                        Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                      --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                              $  823.4  $  (0.9) $  315.1  $ 97.7    $21.0     $217.3    $  144.1    $ 12.7      $ 16.4
                                      ========  =======  ========  ======    =====     ======    ========    ======      ======
Cost of sales                         $  537.5  $    --  $  184.0  $ 65.1    $ 9.6     $200.8    $   61.9    $  6.6      $  9.5
                                      ========  =======  ========  ======    =====     ======    ========    ======      ======
Segment profit:
   Operating income (loss) (c)        $   33.9  $    --  $   (4.0) $  6.9    $ 5.5     $ 10.2    $   14.5    $ (0.2)     $  1.0
   Income (loss) from equity
      investees                           (0.6)      --       0.1      --       --         --        (0.7)       --          --
   Interest expense                      (33.5)      --     (20.5)   (3.9)    (0.6)        --        (7.4)     (0.9)       (0.2)
   Minority interests                     14.0       --      12.9      --       --         --         1.1        --          --
                                      --------  -------  --------  ------    -----     ------    --------    ------      ------
   Income before income taxes         $   13.8  $    --  $  (11.5) $  3.0    $ 4.9     $ 10.2    $    7.5    $ (1.1)     $  0.8
                                      ========  =======  ========  ======    =====     ======    ========    ======      ======
   Depreciation and amortization      $   38.5  $    --  $   20.0  $  4.9    $ 0.6     $  1.0    $   10.6    $  1.2      $  0.2
   Partnership EBITDA (c)                                $   16.1

Segment assets (at period end)        $4,187.2  $(356.4) $1,525.2  $735.5    $88.1     $201.8    $1,430.2    $145.5      $417.3
                                      ========  =======  ========  ======    =====     ======    ========    ======      ======
Investments in equity investees
   (at period end)                    $   20.1  $    --  $    3.6  $   --    $  --     $  9.1    $    4.6    $  2.8      $   --
                                      ========  =======  ========  ======    =====     ======    ========    ======      ======
Goodwill and excess reorganization
   value (at period end)              $1,174.8  $    --  $  605.7  $   --    $  --     $  2.8    $  495.3    $ 65.7      $  5.3
                                      ========  =======  ========  ======    =====     ======    ========    ======      ======

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

(c) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended June 30,        2005      2004
---------------------------      -------   -------
Partnership EBITDA               $(13.7)   $ 16.1
Depreciation and amortization     (18.2)    (20.0)
Minority interests (i)             (0.1)       --
Income from equity investees         --      (0.1)
Loss on extinguishment of debt     33.6        --
                                 ------    ------
Operating income (loss)          $  1.6    $ (4.0)
                                 ======    ======

(i) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.   SEGMENT INFORMATION (CONTINUED)

Nine Months Ended June 30, 2005:

                                                                           Reportable Segments
                                                      ------------------------------------------------------------
                                                                                             International Propane
                                                      AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                     Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                   --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                           $4,082.6  $  (3.6) $1,604.0  $506.6    $69.9    $1,051.8   $  747.1   $ 57.3       $ 49.5
                                   ========  =======  ========  ======    =====    ========   ========   ======       ======
Cost of sales                      $2,764.6  $    --  $  989.9  $338.5    $33.5    $  995.0   $  346.2   $ 32.9       $ 28.6
                                   ========  =======  ========  ======    =====    ========   ========   ======       ======
Segment profit:
   Operating income (c)            $  500.3  $    --  $  178.1  $ 84.4    $16.8    $   30.7   $  184.4   $  5.2       $  0.7
   Loss from equity investees          (2.0)      --        --      --       --          --       (2.0)      --           --
   Loss on extinguishment of debt     (33.6)      --     (33.6)     --       --          --         --       --           --
   Interest expense                   (98.9)      --     (60.9)  (12.0)    (1.5)         --      (22.0)    (2.3)        (0.2)
   Minority interests                 (45.7)      --     (44.7)     --       --          --       (1.0)      --           --
                                   --------  -------  --------  ------    -----    --------   --------   ------       ------
   Income before income taxes (c)  $  320.1  $    --  $   38.9  $ 72.4    $15.3    $   30.7   $  159.4   $  2.9       $  0.5
                                   ========  =======  ========  ======    =====    ========   ========   ======       ======
   Depreciation and amortization   $  111.8  $    --  $   56.0  $ 15.5    $ 2.3    $    4.3   $   29.2   $  3.8       $  0.7
   Partnership EBITDA (d)                             $  208.0
Segment assets (at period end)     $4,328.7  $(342.9) $1,517.7  $768.7    $97.2    $  254.8   $1,410.4   $153.1       $469.7
                                   ========  =======  ========  ======    =====    ========   ========   ======       ======
Investments in equity investees
   (at period end)                 $   13.5  $    --  $     --  $   --    $  --    $    8.6   $    2.2   $  2.7       $   --
                                   ========  =======  ========  ======    =====    ========   ========   ======       ======
Goodwill and excess
   reorganization value (at
   period end)                     $1,233.9  $    --  $  618.0  $   --    $  --    $    5.9   $  536.5   $ 67.9       $  5.6
                                   ========  =======  ========  ======    =====    ========   ========   ======       ======

Nine Months Ended June 30, 2004:

                                                                            Reportable Segments
                                                      ------------------------------------------------------------
                                                                                             International Propane
                                                      AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                     Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                   --------  -------  --------  -------  --------  --------   --------  ---------   ----------
Revenues                           $3,033.7  $  (2.2) $1,463.0  $490.5    $67.1     $779.0    $  144.1   $ 47.1       $ 45.1
                                   ========  =======  ========  ======    =====     ======    ========   ======       ======
Cost of sales                      $2,048.9  $    --  $  843.7  $325.2    $31.6     $736.8    $   61.9   $ 23.5       $ 26.2
                                   ========  =======  ========  ======    =====     ======    ========   ======       ======
Segment profit:
   Operating income (loss)         $  323.8  $    --  $  188.8  $ 82.8    $16.8     $ 24.0    $    5.1   $  4.7       $  1.6
   Income from equity investees        12.0       --       0.8      --       --         --        11.2       --           --
   Interest expense                   (86.9)      --     (62.8)  (11.9)    (1.6)        --        (7.5)    (2.7)        (0.4)
   Minority interests                 (64.3)      --     (65.4)     --       --         --         1.1       --           --
                                   --------  -------  --------  ------    -----     ------    --------   ------       ------
   Income before income taxes      $  184.6  $    --  $   61.4  $ 70.9    $15.2     $ 24.0    $    9.9   $  2.0       $  1.2
                                   ========  =======  ========  ======    =====     ======    ========   ======       ======
   Depreciation and amortization   $   94.3  $    --  $   59.5  $ 14.6    $ 2.3     $  3.0    $   10.6   $  3.5       $  0.8
   Partnership EBITDA (d)                             $  247.3
Segment assets (at period end)     $4,187.2  $(356.4) $1,525.2  $735.5    $88.1     $201.8    $1,430.2   $145.5       $417.3
                                   ========  =======  ========  ======    =====     ======    ========   ======       ======
Investments in equity investees
   (at period end)                 $   20.1  $    --  $    3.6  $   --    $  --     $  9.1    $    4.6   $  2.8       $   --
                                   ========  =======  ========  ======    =====     ======    ========   ======       ======
Goodwill and excess
   reorganization value (at
   period end)                     $1,174.8  $    --  $  605.7  $   --    $  --     $  2.8    $  495.3   $ 65.7       $  5.3
                                   ========  =======  ========  ======    =====     ======    ========   ======       ======

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

(c) International Propane-Antargaz' results for the nine months ended June 30, 2005 include $19.9 million of operating income and income before income taxes due to the resolution of certain non-income tax contingencies effective as of December 31, 2004 (see Note 9).

(d) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine months ended June 30,                       2005     2004
--------------------------                      ------   ------
Partnership EBITDA (i)                          $208.0   $247.3
Depreciation and amortization (ii)               (55.9)   (59.4)
Minority interests (iii)                           1.5      1.7
Income from equity investees                        --     (0.8)
Intercompany gain on sale of Atlantic Energy      (9.1)      --
Loss on extinguishment of debt                    33.6       --
                                                ------   ------
Operating income                                $178.1   $188.8
                                                ======   ======

(i) Includes a $9.1 million gain on the sale of Atlantic Energy to Energy Services during the nine months ended June 30, 2005.

(ii) Excludes General Partner depreciation and amortization of $0.1 million in the nine months ended June 30, 2005 and 2004.

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

5.   LONG-TERM DEBT

     In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan due October 1, 2006, borrowings under its revolving credit facility and existing cash balances.

     In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415 million of 7.25% Senior Notes due 2015. In connection with the refinancing, UGI incurred an after-tax loss on early extinguishment of debt of $9.4 million, which is reflected in the condensed consolidated statements of income for the three and nine months ended June 30, 2005.

     In May 2005, UGI Utilities refinanced $20 million of its maturing 6.62% Medium-Term Notes with the proceeds from the issuance of $20 million of 5.16% Medium-Term Notes due in May 2015.

6.   INTANGIBLE ASSETS

     The Company's intangible assets comprise the following:

                                                        June 30,   September 30,
                                                          2005         2004
                                                        --------   -------------
     Not subject to amortization:
        Goodwill                                        $1,140.6      $1,152.6
        Excess reorganization value                         93.3          93.3
                                                        --------      --------
                                                        $1,233.9      $1,245.9
                                                        --------      --------
     Other intangible assets:
        Customer relationships, noncompete
           agreements and other                         $  176.7      $  169.7
        Trademark (not subject to amortization)             41.1          42.2
                                                        --------      --------
           Gross carrying amount                           217.8         211.9
                                                        --------      --------
           Accumulated amortization                        (41.4)        (27.5)
                                                        --------      --------
        Net carrying amount                             $  176.4      $  184.4
                                                        --------      --------

     Changes in intangible assets during the nine months ended June 30, 2005 principally reflects the effects of foreign currency translation and business acquisitions. Amortization expense of intangible assets was $4.2 million and $13.0 million for the three and nine months ended June 30, 2005, respectively, and $3.9 million and $7.1 million for the three and nine months

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     ended June 30, 2004, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows:
     Fiscal 2005 - $17.7 million; Fiscal 2006 - $17.3 million; Fiscal 2007 - $16.6 million; Fiscal 2008 - $16.2 million; Fiscal 2009 - $14.9 million.

7.   ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

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

     During the nine months ended June 30, 2005, Energy Services sold trade receivables totaling $982.7 million to ESFC. During the nine months ended June 30, 2005, ESFC sold an aggregate $387 million of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2005, the outstanding balance of ESFC trade receivables was $64.7 million, which is net of $10 million that was sold to the commercial paper conduit and removed from the balance sheet.

     In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At June 30, 2005, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2006.

8.   DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

     We sponsor a defined benefit pension plan ("UGI Utilities Pension Plan") for employees of UGI, UGI Utilities, and certain of UGI's other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all domestic active and retired employees. Antargaz provides certain pension and postretirement health care benefits for its employees.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     Net periodic pension expense and other postretirement benefit costs include the following components:

                                                                                 Other
                                                    Pension Benefits    Postretirement Benefits
                                                   ------------------   -----------------------
                                                   Three Months Ended      Three Months Ended
                                                        June 30,                June 30,
                                                   ------------------   -----------------------
                                                       2005    2004           2005    2004
                                                      -----   -----          -----   -----
     Service cost                                     $ 1.4   $ 1.2          $ 0.1   $  --
     Interest cost                                      3.5     3.2            0.5     0.4
     Expected return on assets                         (4.5)   (4.3)          (0.1)   (0.1)
     Amortization of:
        Transition (asset) obligation                    --    (0.3)           0.2     0.2
        Prior service cost                              0.2     0.2             --      --
        Actuarial loss                                  0.3     0.3            0.1     0.1
                                                      -----   -----          -----   -----
     Net benefit cost                                   0.9     0.3            0.8     0.6
     Change in regulatory assets and liabilities         --      --            0.2     0.3
                                                      -----   -----          -----   -----
     Net expense                                      $ 0.9   $ 0.3          $ 1.0   $ 0.9
                                                      -----   -----          -----   -----

                                                                                Other
                                                    Pension Benefits   Postretirement Benefits
                                                   -----------------   -----------------------
                                                   Nine Months Ended      Nine Months Ended
                                                        June 30,               June 30,
                                                   -----------------   -----------------------
                                                     2005     2004          2005    2004
                                                    ------   ------        -----   -----
     Service cost                                   $  4.2   $  3.7        $ 0.3   $ 0.2
     Interest cost                                    10.6      9.7          1.6     1.3
     Expected return on assets                       (13.5)   (13.0)        (0.4)   (0.4)
     Amortization of:
        Transition (asset) obligation                   --     (1.0)         0.7     0.7
        Prior service cost                             0.5      0.5           --      --
        Actuarial loss                                 1.0      0.9          0.2     0.2
                                                    ------   ------        -----   -----
     Net benefit cost                                  2.8      0.8          2.4     2.0
     Change in regulatory assets and liabilities        --       --          0.7     0.8
                                                    ------   ------        -----   -----
     Net expense                                    $  2.8   $  0.8        $ 3.1   $ 2.8
                                                    ------   ------        -----   -----

     UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2005 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. During the nine months ended June 30, 2005, UGI Utilities contributed approximately $1.9 million to the VEBA and expects to contribute approximately $2.3 million for the twelve months ended September 30, 2005.

     We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense for these plans of $0.5 million and $0.4 million for the

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     three months ended June 30, 2005 and 2004, respectively, and $1.3 million and $1.2 million during the nine months ended June 30, 2005 and 2004, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $10 million at June 30, 2005. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

     On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At June 30, 2005, the potential amount payable under this indemnity by the Company Parties was approximately $58 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

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

     Antargaz filed suit against the French tax authorities in connection with the assessment of non-income tax related to Antargaz owned tanks at customer locations used to store LPG. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. During June 2005, Antargaz was required to remit payment to the French tax authorities with respect to this matter and Antargaz was fully reimbursed pursuant to the indemnity agreement, which reduced the amount indemnified to approximately E4.0 million ($4.8 million) at June 30, 2005. The indemnity from the former owners is reflected in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheet at June 30, 2005. Antargaz had recorded a liability for the tax relating to tanks of various customer classes for the period from January 1, 1997 through December 31, 2004 of approximately E29.9 million ($40.6 million). On February 4, 2005, Antargaz received a letter from French authorities which eliminated the requirement for Antargaz to provide taxes on Antargaz owned tanks at certain customer locations. In addition, resolution was reached on tax contingencies relating to a prior year. Therefore, effective December 31, 2004, Antargaz reversed (1) E8.8 million ($12.0 million) resulting from the exemption of tanks at certain customer locations and (2) E5.9 million ($7.9 million) resulting from the resolution reached on a prior year's taxes. The total pre-tax amount of $19.9 million is reflected in "Other income, net" in the Condensed Consolidated Statement of Income for the nine month period ended June 30, 2005. The after-tax effect of this reversal resulted in $14.9 million of net income.

     In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. At June 30, 2005, the Company's accrued liability for environmental investigation and cleanup costs was not material.

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25 as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our results of operations or financial position. For disclosure regarding pro forma net income and earnings per share as if we had determined stock-based compensation under the fair value method prescribed by SFAS 123, see Note 1.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on our financial position or results of operations.

     In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. FSP 109-1 and FSP 109-2 did not have a material impact on our financial position or results of operations.

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

                        UGI CORPORATION AND SUBSIDIARIES

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended June 30, 2005 ("2005 three-month period") with the three months ended June 30, 2004 ("2004 three-month period") and (2) the nine months ended June 30, 2005 ("2005 nine-month period") with the nine months ended June 30, 2004 ("2004 nine-month period"). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our Company's results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. In addition to weather conditions, higher prices for energy commodities that we distribute causes increased customer conservation.

With the exception of AmeriGas Propane, all of our businesses contributed higher net income in the 2005 nine-month period than in the 2004 nine-month period. The approximate 72% increase in net income in the 2005 nine-month period reflects Antargaz' results for a full winter-heating season. AmeriGas Propane's performance reflects (1) a $9.4 million after-tax loss ($0.09 per diluted share) on early extinguishment of debt as a result of a refinancing, (2) the effects of customer conservation due to high-energy prices and (3) the effects of warmer than normal winter weather. The increase in net income attributed to Antargaz reflects $14.9 million in net income ($0.14 per diluted share) resulting from the resolution of certain non-income tax contingencies, a loss of $9.1 million recorded in the 2004 nine-month period on the settlement of contracts for the forward purchase of euros used to fund the Antargaz Acquisition and continued unusually high LPG margin per gallon.

In May 2005, the Partnership refinanced $373.4 million of its 8.875% Senior Notes due 2011 with $415 million of 7.25% Senior Notes due 2015 resulting in a loss on early extinguishment of debt.

NET INCOME (LOSS) BY BUSINESS UNIT:

                           Three Months Ended   Nine Months Ended
                                June 30,             June 30,
                           ------------------   -----------------
                              2005     2004       2005     2004
                             ------   -----      ------   ------
                                    (millions of dollars)
Net income (loss):
   AmeriGas Propane (a)      $(14.5)  $(7.0)     $ 22.9   $ 36.7
   International Propane        6.4     4.1       100.6     11.8
   Gas Utility                  2.3     1.3        43.5     42.1
   Electric Utility             2.7     3.2         9.1      9.0
   Energy Services              6.3     6.0        18.2     14.0
   Corporate & Other           (2.5)    0.7         1.9      0.6
                             ------   -----      ------   ------
      Total net income       $  0.7   $ 8.3      $196.2   $114.2
                             ------   -----      ------   ------

(a)  Amounts are net of minority interests in AmeriGas Partners, L.P.

                        UGI CORPORATION AND SUBSIDIARIES

2005 THREE-MONTH PERIOD COMPARED WITH 2004 THREE-MONTH PERIOD

                                                                                  Increase
Three months ended June 30,                                2005      2004        (Decrease)
-------------------------------------------------------   ------    ------    ---------------
(Millions of dollars)
AMERIGAS PROPANE:
Revenues                                                  $349.5    $315.1    $ 34.4     10.9%
Total margin (a)                                          $140.5    $131.1    $  9.4      7.2%
Partnership EBITDA (b)                                    $(13.7)   $ 16.1    $(29.8)  (185.1)%
Operating income (loss)                                   $  1.6    $ (4.0)   $  5.6    140.0%
Retail gallons sold (millions)                             181.9     175.2       6.7      3.8%
Degree days - % warmer than normal (c)                      (4.9)%    (8.0)%      --       --

INTERNATIONAL PROPANE:
Revenues                                                  $163.1    $156.8    $  6.3      4.0%
Total margin (a)                                          $ 92.4    $ 88.3    $  4.1      4.6%
Operating income                                          $ 13.2    $ 14.3    $ (1.1)    (7.7)%
Loss from equity investees                                $ (0.7)   $ (0.7)   $   --      0.0%
Income before income taxes                                $  4.8    $  6.4    $ (1.6)   (25.0)%

GAS UTILITY:
Revenues                                                  $ 89.5    $ 97.7    $ (8.2)    (8.4)%
Total margin (a)                                          $ 34.9    $ 32.6    $  2.3      7.1%
Operating income                                          $  7.7    $  6.9    $  0.8     11.6%
Income before income taxes                                $  3.8    $  3.0    $  0.8     26.7%
System throughput - billions of cubic feet ("bcf")          15.3      15.5      (0.2)    (1.3)%
Degree days - % warmer than normal                          (6.4)%   (18.7)%      --       --

ELECTRIC UTILITY:
Revenues                                                  $ 22.0    $ 21.0    $  1.0      4.8%
Total margin (a)                                          $ 10.2    $ 10.3    $ (0.1)    (1.0)%
Operating income                                          $  4.9    $  5.5    $ (0.6)   (10.9)%
Income before income taxes                                $  4.4    $  4.9    $ (0.5)   (10.2)%
Distribution sales - millions of kilowatt hours ("gwh")    222.5     221.5       1.0      0.5%

ENERGY SERVICES:
Revenues                                                  $290.6    $217.3    $ 73.3     33.7%
Total margin (a)                                          $ 18.7    $ 16.5    $  2.2     13.3%
Operating income                                          $ 10.6    $ 10.2    $  0.4      3.9%
Income before income taxes                                $ 10.6    $ 10.2    $  0.4      3.9%

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.2 million and $1.1 million in three-month periods ended June 30, 2005 and 2004, respectively. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

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

                        UGI CORPORATION AND SUBSIDIARIES

(c) Deviation from average heating degree-days based upon national weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 335 airports in the United States, excluding Alaska.

AMERIGAS PROPANE. Based upon national heating degree-day data, temperatures were 4.9% warmer than normal during the 2005 three-month period compared to temperatures that were 8.0% warmer than normal during the 2004 three-month period. Retail propane volumes sold increased 3.8% which reflects the effects of recent acquisitions on volumes sold and significantly colder weather in May than in the prior year. In the 2005 three-month period, our average retail propane product costs were approximately 32% higher than in the 2004 three-month period, which resulted in higher year-over-year prices to our customers. These higher prices resulted in customer conservation which limited the increase in volumes sold. Low-margin wholesale propane volumes sold decreased during the 2005 three-month period reflecting lower volumes sold in connection with product cost management activities.

Retail propane revenues increased $50.0 million reflecting a $40.4 million increase due to higher average selling prices and a $9.6 million increase due to the higher retail volumes sold. Wholesale propane revenues decreased $16.5 million reflecting a $22.5 million decrease due to lower volumes sold partially offset by a $6.0 million increase resulting from higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect the continuance of significantly higher propane product costs compared to the prior year. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 26% greater than the average cost per gallon during the 2004 three-month period. Total cost of sales increased $25.0 million reflecting the increase in propane product costs and, to a much lesser extent, the increased volumes sold. Total margin increased $9.4 million compared to the 2004 three-month period reflecting higher retail volumes sold, slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

Partnership EBITDA during the 2005 three-month period was $(13.7) million compared to $16.1 million during the 2004 three-month period. The $29.8 million decline in Partnership EBITDA reflects a $33.6 million loss on early extinguishment of debt resulting from the Partnership's refinancing of $373.4 million of its Senior Notes in May 2005 and increased operating and administrative expenses which were partially offset by the previously mentioned increase in total margin. Operating and administrative expenses increased $6.6 million principally reflecting higher performance-based compensation and benefits costs, general insurance expense, vehicle fuel expense and vehicle lease expense. Operating income increased $5.6 million reflecting the increase in total margin, a decrease in depreciation expense and increased other income largely offset by the previously mentioned increases in operating and administrative expenses. The $1.1 million increase in other income primarily reflects increased gains from fixed asset disposals.

INTERNATIONAL PROPANE.

Weather in Antargaz' service territory was approximately 20% warmer than normal compared to 8% warmer than normal in the 2004 three-month period. FLAGA experienced a similar weather pattern as Antargaz. During the 2005 three-month period the monthly average currency translation rate was 1.26 dollars per euro compared to 1.21 dollars per euro in the 2004 three-month period. Antargaz' retail LPG volumes sold decreased to 59.2 million gallons from 66.3 million gallons in the 2004 three-month period due in large part to the warmer weather. Despite the decline in Antargaz' retail volumes sold, International Propane revenues increased 4.0% reflecting the favorable currency translation effects of a stronger euro and, to a lesser extent, an approximate 10% increase in LPG gallons sold by FLAGA. Total margin increased $4.1 million in the 2005 three-month period reflecting slightly higher base-currency margin generated by Antargaz and FLAGA and the beneficial currency translation effects of a

                        UGI CORPORATION AND SUBSIDIARIES

stronger euro versus the dollar. Antargaz continued to experience higher than normal margins per gallon of LPG during the 2005 three-month period compensating for its decrease in LPG volumes sold.

International Propane operating income declined $1.1 million in the 2005 three-month period principally reflecting the unfavorable currency translation effects of a stronger euro versus the dollar on Antargaz' slightly higher base-currency operating expenses and decreased other income which were partially offset by the increase in total margin and improved operating income from FLAGA. Income before income taxes reflects the decline in operating income and lower losses allocated to Antargaz' minority interests.

GAS UTILITY. Although weather in Gas Utility's service territory based upon heating degree-days was 6.4% warmer than normal during the 2005 three-month period, weather was 15.1% colder than the prior-year three-month period. Notwithstanding the colder 2005 three-month period weather and year-over-year growth in the number of our customers, total distribution system throughput decreased slightly as slightly higher sales to firm- residential, commercial and industrial ("retail core-market") customers were more than offset by lower volumes transported for firm and interruptible delivery service customers. Although sales to retail core-market customers increased, persistently high natural gas prices resulted in price-induced customer conservation. The $8.2 million decrease in Gas Utility revenues during the 2005 three-month period reflects a $15.6 million decrease in revenues from low-margin off-system sales partially offset principally by higher retail core-market revenues reflecting the effects of higher average purchased gas cost ("PGC") rates and the previously mentioned higher retail core-market volumes. Gas Utility's cost of gas was $54.6 million in the 2005 three-month period compared to $65.1 million in the 2004 three-month period reflecting the impact of the previously mentioned lower off-system sales partially offset by higher retail core-market purchased gas costs. Gas Utility total margin in the 2005 three-month period increased $2.3 million reflecting higher average unit margins from interruptible customers and increased retail core-market margin resulting from the higher sales.

Gas Utility operating income increased to $7.7 million in the 2005 three-month period from $6.9 million in the 2004 three-month period principally reflecting the $2.3 million increase in total margin and a $0.8 million increase in other income partially offset by higher operating and administrative costs and greater depreciation expense. Total operating and administrative expenses were $1.9 million higher than the prior year period principally reflecting higher employee-related expenses including higher incentive compensation costs. The increase in Gas Utility income before income taxes reflects the previously mentioned increase in operating income.

ELECTRIC UTILITY. Electric Utility's 2005 three-month period kilowatt-hour sales were essentially equal with the prior-year period. Electric Utility revenues increased $1.0 million in the 2005 three-month period reflecting an increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005. Electric Utility's cost of sales increased $1.0 million as a result of higher per-unit purchased power costs.

Electric Utility total margin in the 2005 three-month period was comparable to the 2004 three-month period as the increase in POLR electric generation revenues was substantially offset by the increase in purchased power costs.

Operating income and income before income taxes were lower in the 2005 three-month period primarily reflecting higher operating and administrative expenses and greater depreciation expense.

ENERGY SERVICES. Energy Services revenues increased $73.3 million in the 2005 three-month period reflecting (1) approximately $64 million resulting from increased natural gas prices which was partially offset by a 3% decrease in natural gas volumes sold by Energy Services' gas marketing business, (2)

                        UGI CORPORATION AND SUBSIDIARIES

approximately $11 million in revenues generated by Atlantic Energy Inc. ("Atlantic Energy"), which was acquired by Energy Services in November 2004 and
(3) $3.1 million higher revenues from UGID's electric generation business. Atlantic Energy, the owner of a 20 million gallon propane storage terminal located in Chesapeake, Virginia, was purchased through two separate transactions with ConocoPhillips Company and AmeriGas Propane. See Note 2 to Condensed Consolidated Financial Statements for additional information regarding the acquisition. Total margin increased $2.2 million in the 2005 three-month period compared to the prior-year three-month period. The increase in total margin is attributed to (1) higher margin from UGID than in the prior-year period (2) the absence of margin from Atlantic Energy operations in the 2004 three-month period, and (3) slightly higher average natural gas unit margins. Both the increased revenues and margin from UGID's electric generation business are attributed to lower margin generated in the prior year resulting from a scheduled maintenance outage at an electric generation plant.

The increase in Energy Services income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating and administrative expenses primarily attributed to higher uncollectible accounts expense and the inclusion of operating and administrative expenses of Atlantic Energy. Partially offsetting the increase, UGID incurred lower plant maintenance expenses associated with a scheduled outage that occurred in the prior-year three-month period.

                        UGI CORPORATION AND SUBSIDIARIES

2005 NINE-MONTH PERIOD COMPARED WITH 2004 NINE-MONTH PERIOD

                                                               Increase
Nine months ended June 30,              2005       2004       (Decrease)
--------------------------            --------   --------   --------------
(Millions of dollars)
AMERIGAS PROPANE:
Revenues                              $1,604.0   $1,463.0   $141.0     9.6%
Total margin (a)                      $  614.1   $  619.3   $ (5.2)   (0.8)%
Partnership EBITDA                    $  208.0   $  247.3   $(39.3)  (15.9)%
Operating income                      $  178.1   $  188.8   $(10.7)   (5.7)%
Retail gallons sold (millions)           857.5      883.6    (26.1)   (3.0)%
Degree days - % warmer
   than normal                            (6.1)%     (4.6)%     --      --

INTERNATIONAL PROPANE:
Revenues                              $  804.4   $  191.2   $613.2    N.M.
Total margin (a)                      $  425.3   $  105.8   $319.5    N.M.
Operating income (loss)               $  189.6   $    9.8   $179.8    N.M.
(Loss) income from equity investees   $   (2.0)  $   11.2   $(13.2)   N.M.
Income before income taxes            $  162.3   $    9.7   $152.6    N.M.

GAS UTILITY:
Revenues                              $  506.6   $  490.5   $ 16.1     3.3%
Total margin (a)                      $  168.1   $  165.3   $  2.8     1.7%
Operating income                      $   84.4   $   82.8   $  1.6     1.9%
Income before income taxes            $   72.4   $   70.9   $  1.5     2.1%
System throughput -
   billions of cubic feet ("bcf")         69.2       70.0     (0.8)   (1.1)%
Degree days - % colder (warmer)
   than normal                             0.0%      (2.0)%     --      --

ELECTRIC UTILITY:
Revenues                              $   69.9   $   67.1   $  2.8     4.2%
Total margin (a)                      $   32.5   $   31.9   $  0.6     1.9%
Operating income                      $   16.8   $   16.8   $   --     0.0%
Income before income taxes            $   15.3   $   15.2   $  0.1     0.7%
Distribution sales - millions of
   kilowatt hours ("gwh")                753.7      747.2      6.5     0.9%

ENERGY SERVICES:
Revenues                              $1,051.8   $  779.0   $272.8    35.0%
Total margin (a)                      $   56.8   $   42.2   $ 14.6    34.6%
Operating income                      $   30.7   $   24.0   $  6.7    27.9%
Income before income taxes            $   30.7   $   24.0   $  6.7    27.9%

N.M. - not meaningful

(a) Total margin represents total revenues less total cost of sales and, with respect to Electric Utility, revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.9 million in the 2005 nine-month period and $3.6 million in the 2004 nine-month period. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

AMERIGAS PROPANE. Temperatures during the 2005 nine-month period were 6.1% warmer than normal compared to temperatures that were 4.6% warmer than normal during the 2004 nine-month period. Retail propane volumes sold decreased 3% principally due to the warmer than normal winter weather and the negative effects of customer conservation on volumes sold which is primarily attributable to increased

                        UGI CORPORATION AND SUBSIDIARIES

propane selling prices. Low-margin wholesale propane volumes sold decreased during the 2005 nine-month period reflecting lower volumes sold in connection with product cost management activities.

Retail propane revenues increased $162.2 million reflecting a $198.3 million increase due to higher average selling prices partially offset by a $36.1 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $24.9 million reflecting a $53.3 million decrease due to lower volumes sold partially offset by a $28.4 million increase due to higher average selling prices. The higher average retail and wholesale selling prices per gallon reflect significantly higher propane product costs. The average wholesale cost per gallon of propane at Mont Belvieu was approximately 29% greater than the average cost per gallon during the 2004 nine-month period. Total cost of sales increased $146.2 million reflecting the higher propane product costs. Total margin decreased $5.2 million principally due to the lower retail volumes sold partially offset by slightly higher average retail propane margins per gallon and higher margin from ancillary sales and services.

Notwithstanding a $9.1 million pre-tax gain recognized on the Partnership's sale of its 50% ownership interest in Atlantic Energy, Inc. ("Atlantic Energy"), Partnership EBITDA during the 2005 nine-month period decreased $39.3 million compared to the 2004 nine-month period as a result of the $33.6 million loss on early extinguishment of debt resulting from the Partnership's refinancing of its Senior Notes in May 2005, an $11.1 million increase in operating and administrative expenses and the decrease in total margin. The increase in operating and administrative expenses principally resulted from higher vehicle fuel expense, vehicle lease costs and general insurance expense. Operating income decreased $10.7 million reflecting the decrease in total margin and increased operating and administrative expenses partially offset by lower depreciation expense.

INTERNATIONAL PROPANE. International Propane results of operations in the 2005 nine-month period significantly increased compared to the 2004 nine-month period as a result of the March 31, 2004 Antargaz Acquisition. The 2005 nine-month period includes Antargaz' results for a full peak-heating season. Antargaz' revenues, margin and operating income during the 2005 nine-month period were $747.1 million, $400.9 million and $184.4 million, respectively, which includes $19.9 million in operating income resulting from the resolution of certain non-income tax contingencies. Antargaz sold approximately 290 million retail gallons of LPG during the 2005 nine-month period compared to approximately 286 million retail gallons during the 2004 nine-month period. Weather across Antargaz' service territory in the 2005 nine-month period was approximately 3% warmer than normal and comparable to weather in the prior-year period.

The increase in International Propane revenues reflects revenues from Antargaz and a $10.2 million increase in FLAGA's revenues. The increase in FLAGA's revenues is primarily attributed to (1) a 10% increase in LPG volumes sold, due in part to customer growth in the cylinder business largely resulting from the acquisition of the Czech business of BP PLC in the fourth quarter of our 2004 fiscal year, (2) higher LPG prices and (3) the effects of a stronger euro. The increase in total margin is a result of (1) margin generated from Antargaz' operations and (2) an increase FLAGA's total margin reflecting the translation effects of the stronger euro which were partially offset by decreased average LPG margins per gallon. Antargaz continued to benefit from high margins per gallon of LPG primarily reflecting the effects of declining LPG costs during much of the fiscal 2005 heating season. Antargaz' LPG purchases are principally denominated in U.S. dollars. Accordingly, its LPG costs declined during this period due to the strengthening euro versus the dollar. Based upon average historical margins, management estimates the positive effect of Antargaz' high margins on our net income during the 2005 nine-month period to be within a range of $10 million to $15 million. The euro was translated at a monthly average exchange rate of 1.29 dollars per euro during the 2005 nine-month period.

                        UGI CORPORATION AND SUBSIDIARIES

The $179.8 million increase in International Propane operating income primarily reflects Antargaz' operating income for the 2005 nine-month period. International Propane operating income benefited from Antargaz' reversal of $19.9 million in non-income tax reserves due to resolution of certain contingencies. See Antargaz Tax Matter section below. In addition, the increase in operating income reflects a prior-period loss of $9.1 million on the settlement of contracts for the forward purchase of euros used to fund the Antargaz Acquisition.

Income from equity investees declined in the 2005 nine-month period primarily due to the absence of equity income from our 19.5% equity investment in AGZ Holding as a result of the Antargaz Acquisition and, to a lesser extent, Antargaz' equity investee losses.

The increase in International Propane income before income taxes principally reflects Antargaz' operating income for the 2005 nine-month period and the previously mentioned prior-period loss on the forward purchase contracts partially offset by higher interest expense associated with the Antargaz Acquisition and the decrease in equity investee income.

GAS UTILITY. Weather in Gas Utility's service territory during the 2005 nine-month period was approximately normal compared with weather that was 2.0% warmer than normal in the 2004 nine-month period. Notwithstanding the slightly colder weather and year-over-year customer growth, total distribution system throughput decreased 0.8 bcf or 1.1% as persistently high natural gas prices resulted in price-induced customer conservation principally in our retail core-market. During the quarter ended June 30, 2005, the Company revised its heating degree day statistics for the first and second fiscal quarters of 2005 due to a measurement error caused by an equipment malfunction. On an adjusted basis, weather was 3.0% warmer than normal during the three months ended December 31, 2004 (versus 0.5% colder than normal as previously reported), and 3.6% colder than normal during the three months ended March 31, 2005 (versus 5.7% colder than normal as previously reported). For the six months ended March 31, 2005, weather was 0.9% colder than normal (versus 3.6% colder than normal as previously reported). The adjusted statistics did not have an effect on the Company's results of operations or the discussion of those results included in the Company's "Management's Discussion and Analysis of Results of Operations" for the periods described above, other than to lessen the estimated effects of price-induced conservation on throughput from our retail core-market customers for all the periods affected. The decrease in retail core-market throughput during the 2005 nine-month period was partially offset by higher interruptible delivery service volumes. The increase in Gas Utility revenues during the 2005 nine-month period principally is a result of a $52.4 million increase in retail core-market revenues and higher revenues from interruptible customers partially offset by a $40.6 million decrease in revenues from low-margin off-system sales. The increase in retail core-market revenues reflects higher average PGC rates. Gas Utility's cost of gas was $338.5 million in the 2005 nine-month period compared to $325.2 million in the 2004 nine-month period reflecting the effects of the higher average PGC rates partially offset by the effects on cost of sales from the lower off-system sales.

The $2.8 million increase in Gas Utility total margin principally reflects greater margin generated from the higher interruptible delivery service volumes and higher average interruptible delivery service unit margins. The increased interruptible unit margins reflect an increase in the spread between prices for natural gas and alternative fuels, principally oil.

Gas Utility operating income increased $1.6 million during the 2005 nine-month period as the previously mentioned $2.8 million increase in total margin and a $2.9 million increase in other income were partially offset by higher operating and administrative costs and a $0.9 million increase in depreciation expense. Other income increased due in large part to the absence of costs recorded in the prior-year nine-month period related to settling a regulatory claim resulting from the discontinuance of

                        UGI CORPORATION AND SUBSIDIARIES

natural gas service to certain customers and higher other non-tariff income. Operating and administrative expenses increased $3.3 million in the 2005 nine-month period principally reflecting higher employee compensation and benefits expense including greater incentive compensation expenses, the absence of environmental insurance settlements received in the prior-year period and greater uncollectible accounts expense. These increases in expenses were partially offset by lower required provisions for injuries and damages claims. The increase in Gas Utility income before income taxes principally reflects the increase in operating income partially offset by the effects of slightly higher interest expense.

ELECTRIC UTILITY. Electric Utility's 2005 nine-month period kilowatt-hour sales were slightly higher than the prior-year period on weather that was slightly colder than the prior year. The increase in Electric Utility revenues principally reflects higher POLR rates. Electric Utility's cost of sales increased $1.9 million reflecting higher per-unit purchased power costs and, to a lesser extent, the higher kilowatt-hour sales.

Electric Utility total margin in the 2005 nine-month period increased $0.6 million principally as a result of the previously mentioned increase in POLR rates and the slight increase in kilowatt-hour sales partially offset by the higher purchased power costs. Operating income and income before income taxes in the 2005 nine-month period were comparable with the prior-year reflecting the previously mentioned increase in total margin offset by increased operating and administrative expenses, most notably related to increased distribution system maintenance.

ENERGY SERVICES. The $272.8 million increase in Energy Services revenues in the 2005 nine-month period resulted primarily from (1) increased natural gas prices and to a lesser extent an approximate 3% growth in natural gas volumes sold, (2) approximately $56 million of revenues generated by Atlantic Energy and (3) $4.9 million of increased revenues from electric generation. The increase in UGID's electric generation revenues largely reflects the reduced electricity generated in the 2004 nine-month period resulting from a scheduled plant maintenance outage. Total margin from Energy Services' gas marketing business increased by $8.5 million in the 2005 nine-month period principally due to higher average natural gas unit margins. Atlantic Energy contributed $5.0 million to the total increase in margin with the remaining increase contributed by UGID. Energy Services' higher average natural gas unit margins reflect the lower proportion of annual fixed-price customer contracts and more seasonal fixed-price customer contracts compared to the prior-year period. Under the annual fixed-price customer contracts, customers pay an average fixed price for the natural gas they purchase throughout the year. Although the total margin to be earned over the terms of these contracts remains unchanged, margin realization is seasonal because gas costs are usually higher, and unit margins lower, during the peak heating season months of late fall and winter, while gas costs are usually lower, and unit margins higher, during the late spring and summer months.

The increase in Energy Services operating income and income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating and administrative expenses and higher depreciation and amortization. The higher operating and administrative expenses were primarily a result of higher uncollectible accounts expense and operating and administrative expenses associated with Atlantic Energy since its acquisition in November 2004.

                        UGI CORPORATION AND SUBSIDIARIES

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $272.4 million at June 30, 2005 compared with $199.6 million at September 30, 2004. These amounts include $129.4 million and $114.6 million, respectively, of cash, cash equivalents and short-term investments available to UGI.

The Company's long-term debt outstanding at June 30, 2005 totaled $1,667.3 million (including current maturities of $208.7 million) compared to $1,670.1 million of long-term debt (including current maturities of $122.8 million) at September 30, 2004. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with the proceeds from a $35 million term loan ("AmeriGas OLP Term Loan"), borrowings under its revolving credit facility and existing cash balances. In May 2005, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415 million of 7.25% Senior Notes due 2015. In connection with the refinancing, UGI incurred an after-tax loss on early extinguishment of debt totaling $9.4 million. In addition, UGI Utilities refinanced $20 million of its 6.62% Medium-Term Notes due in May 2005 with the issuance of $20 million of 5.16% Medium-Term Notes due in May 2015. UGI Utilities expects to refinance the $50 million of Medium-Term Notes due in December 2005 with new Medium-Term Notes.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At June 30, 2005, there were $15 million of borrowings under the Credit Agreement, which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $57.8 million at June 30, 2005. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital.

AmeriGas Partners periodically issues debt and equity securities and expects to continue issuing securities in the future. It has issued debt securities and common units in underwritten public offerings in each of the last three fiscal years, and if market conditions are acceptable, it may issue common units in the near future. Most recently, it has issued debt securities through a private placement in May 2005 and common units in May 2004 in an underwritten public offering. The Partnership has effective debt and equity shelf registration statements with the U.S. Securities and Exchange Commission ("SEC") under which it may issue up to an additional (1) 1.4 million AmeriGas Partners Common Units and (2) up to $446.2 million of debt or equity securities pursuant to an unallocated shelf registration statement.

Antargaz has a variable interest rate Senior Facilities Agreement consisting of a euro-denominated term loan and a E50 million revolver which expires June 2008. At June 30, 2005, there were no borrowings outstanding under the revolver.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements expire in June 2007 and June 2008. At June 30, 2005, UGI Utilities had $49.5 million in borrowings outstanding under these revolving credit agreements. Short-term borrowings, including borrowings under revolving credit agreements are classified as bank loans on the Condensed Consolidated

                        UGI CORPORATION AND SUBSIDIARIES

Balance Sheets. UGI Utilities filed a shelf registration statement with the SEC covering a total of $125 million of debt securities. The registration statement was declared effective on June 27, 2005.

Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in August 2007, although the Receivables Facility may terminate prior to such date due to the termination of the commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. The maximum level of funding available at any one time from this facility is $150 million. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At June 30, 2005, the outstanding balance of ESFC receivables was $64.7 million which amount is net of $10 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At June 30, 2005, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2006.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, propane and other LPG and electricity consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and/or inventories, is generally greatest. AmeriGas Propane and UGI Utilities use revolving credit facilities and Energy Services uses its Receivables Facility to satisfy their seasonal operating cash flow needs. Antargaz has historically been successful funding its operating cash flow needs without the use of its revolver. Cash flow from operating activities was $316.7 million in the 2005 nine-month period compared to $184.8 million in the 2004 nine-month period. The increase in operating cash flow principally reflects our improved results, primarily due to the Antargaz Acquisition. Cash flow from operating activities before changes in operating working capital was $406.6 million in the 2005 nine-month period compared with $279.6 million in the prior-year nine-month period. Changes in operating working capital used $89.9 million in the 2005 nine-month period and $94.8 million in the 2004 nine-month period.

INVESTING ACTIVITIES. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-term investments and proceeds from sales of assets. Cash flow used in investing activities was $138.0 million in the 2005 nine-month period compared to $338.5 million in the prior-year period principally

                        UGI CORPORATION AND SUBSIDIARIES

reflecting the prior-year purchase of the remaining ownership interests in AGZ Holding and AmeriGas Propane's acquisition of Horizon Propane, net of cash acquired.

FINANCING ACTIVITIES. Cash flow used by financing activities was $113.7 million in the 2005 nine-month period compared with $172.6 million of cash provided in the prior-year nine-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI common stock. The prior-period cash flows from financing activities reflects the issuance of 15.6 million shares (7.8 million shares on a pre-split basis) of UGI Common Stock sold in an underwritten public offering to fund the Antargaz Acquisition. On October 1, 2004, UGI Utilities redeemed all 200,000 shares of $7.75 Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption of the $7.75 Series Preferred Stock was funded with proceeds from the October 2004 issuance of $20 million of 6.13% Medium-Term Notes due 2034. As previously mentioned, the Partnership refinanced $373.4 million of its outstanding 8.875% Senior Notes due 2011 through the issuance of $415.0 million of 7.25% Senior Notes due 2015. The Partnership also incurred a $33.6 million loss on extinguishment of debt in conjunction with its repayment of the 8.875% Senior Notes. In April 2005, the Partnership repaid $53.8 million of maturing AmeriGas OLP First Mortgage Notes with proceeds from the AmeriGas OLP Term Loan, borrowings under its revolving credit facility and existing cash balances. In May 2005, UGI Utilities refinanced $20 million of its maturing 6.62% Medium-Term Notes through the issuance of 5.16% Medium-Term Notes due in May 2015. Also during the 2005 nine-month period, UGI Utilities borrowed and repaid $20 million associated with a short-term loan that matured on March 1, 2005.

We paid cash dividends on UGI Common Stock of $49.9 million and $40.4 million during the nine months ended June 30, 2005 and 2004, respectively. During the nine months ended June 30, 2005, the Partnership declared and paid the quarterly distributions on all limited partner units for the quarters ended September 30, 2004, December 31, 2005 and March 31, 2005. On April 26, 2005, the Partnership declared an increase in their regular quarterly distribution to $0.56 per limited partnership unit ($2.24 on an annual basis). The quarterly distribution of $0.56 for the quarter ended June 30, 2005 will be paid on August 18, 2005 to holders of record on August 10, 2005.

UGI COMMON STOCK SPLIT AND DIVIDEND INCREASE

On April 26, 2005, UGI's Board of Directors approved a 2-for-1 common stock split. The Company issued one additional common share for every common share outstanding which were distributed May 24, 2005 to shareholders of record on May 17, 2005. Basic and diluted earnings per share and dividends declared per share for the three and nine month periods ended June 30, 2005 and 2004 have been reflected on a post-split basis. Also, on April 26, 2005, UGI's Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.16875 per common share or $0.675 per common share on an annual basis. On July 26, 2005. UGI's Board of Directors declared a quarterly dividend on UGI Common Stock of $0.16875 per common share payable on October 1, 2005 to shareholders of record on September 15, 2005.

ANTARGAZ TAX MATTER

Antargaz filed suit against the French tax authorities in connection with the assessment of non-income tax related to Antargaz owned tanks at customer locations used to store LPG. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the

                        UGI CORPORATION AND SUBSIDIARIES

period from January 1, 1997 through December 31, 2000. During June 2005, Antargaz was required to remit payment to the French tax authorities with respect to this matter and Antargaz was fully reimbursed pursuant to the indemnity agreement, which reduced the amount indemnified to approximately E4.0 million ($4.8 million) at June 30, 2005. The indemnity from the former owners is reflected in "Prepaid and other current assets" in the Condensed Consolidated Balance Sheet at June 30, 2005. Antargaz had recorded a liability for the tax relating to tanks of various customer classes for the period from January 1, 1997 through December 31, 2004 of approximately E29.9 million ($40.6 million). On February 4, 2005, Antargaz received a letter from French authorities which eliminated the requirement for Antargaz to provide taxes on Antargaz owned tanks at certain customer locations. In addition, resolution was reached on tax contingencies relating to a prior year. Therefore, effective December 31, 2004, Antargaz reversed (1) E8.8 million ($12.0 million) resulting from the exemption of tanks at certain customer locations and (2) E5.9 million ($7.9 million) resulting from the resolution reached on a prior year's taxes. The total pre-tax amount of $19.9 million is reflected in "Other income, net" in the Condensed Consolidated Statement of Income for the nine month period ended June 30, 2005. The after-tax effect of this reversal resulted in $14.9 million of net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). It requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective with our fiscal year ending September 30, 2006. Under all of the transition methods, unrecognized compensation expense for awards that are not vested

                        UGI CORPORATION AND SUBSIDIARIES

on the adoption date will be recognized in the Company's statements of income through the end of the requisite service period. We do not believe that the adoption of SFAS 123R will have a material impact on our financial position or results of operations. For disclosure regarding pro forma net income and earnings per share as if we had determined stock-based compensation under the fair value method prescribed by SFAS 123, see Note 1 to the Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that lack commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our interim period beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creations Act provides deductions for qualified domestic production activities and repatriation of foreign earnings. FSP 109-1 and FSP 109-2 did not have a material effect on the Company's financial position or results of operations.

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

                        UGI CORPORATION AND SUBSIDIARIES

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

The risks associated with fluctuations in prices the Electric Utility pays for its electric power needs are principally a result of market forces reflecting changes in supply and demand for electricity and other energy commodities. Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. In accordance with Provider of Last Resort ("POLR") settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers 4.5% of total rates in effect on December 31, 2004. In addition, the POLR settlements permit Electric Utility to increase its POLR generation rates effective January 1, 2006 for all metered customers to a level that is not greater than 7.5% above the total rates in effect at December 31, 2004. Currently, Electric Utility's fixed-price contracts with electric suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2006. However, should any of the suppliers under these contracts fail to provide electric power under the terms of the power and capacity contracts, any increases in the cost of replacement power or capacity would negatively impact Electric Utility results. In order to reduce this non-performance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Electric Utility has and may enter into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

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

                        UGI CORPORATION AND SUBSIDIARIES

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, AmeriGas OLP Term Loan, borrowings under UGI Utilities' revolving credit agreements and a substantial portion of Antargaz' and FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At June 30, 2005, combined borrowings outstanding under these agreements totaled $402.5 million. Antargaz has effectively fixed the interest rate on a portion of its variable rate debt through June 2006 through the use of interest rate swaps. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2005. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2005. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) interest rates on ten-year U.S. treasury notes and the three-month Euribor and;
(5) value of the euro versus the U.S. dollar.

                                                       Change in
                                         Fair Value   Fair Value
                                         ----------   ----------
(Millions of dollars)
June 30, 2005:
   Propane commodity price risk            $  5.1       $(13.3)
   Natural gas commodity price risk            --         (4.5)
   Electricity commodity price risk           3.9         (1.2)
   Interest rate risk                       (11.5)        (6.0)
   Foreign currency exchange rate risk        5.8        (14.5)

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

Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries ("net investment hedges"). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At June 30, 2005, the fair value of unsettled net investment hedges was a gain of $1.1 million, which is included in the foreign currency exchange rate risk in the table above. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $47.5 million, which amount would be reflected in other comprehensive income.

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

                        UGI CORPORATION AND SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

EXHIBIT NO.                              EXHIBIT                             REGISTRANT     FILING    EXHIBIT
-----------                              -------                             ----------   ---------   -------
     3.1      Amended and Restated Articles of Incorporation of UGI
              Corporation as amended through June 6, 2005.

     4.1      Fifth Supplemental Indenture dated April 13, 2005 by and        AmeriGas    Form 8-K      4.1
              among Wachovia Bank, National Association, successor to         Partners,   (5/9/05)
              First Union National Bank, as trustee, AmeriGas Partners,         L.P.
              L.P., a Delaware limited partnership, and AP Eagle Finance
              Corp., a Delaware corporation, to the Indenture dated August
              21, 2001 by and among First Union National Bank, as trustee,
              AmeriGas Partners, L.P., and AP Eagle Finance Corp.

     4.2      Indenture, dated May 3, 2005, by and among AmeriGas             AmeriGas    Form 8-K      4.1
              Partners, L.P., a Delaware limited partnership, AmeriGas        Partners,   (5/6/05)
              Finance Corp., a Delaware corporation, and Wachovia Bank,         L.P.
              National Association, as trustee.

    10.1      Description of oral employment at-will agreement between UGI       UGI      Form 8-K      10.1
              Corporation and Mr. John L. Walsh.                                          (4/7/05)

                        UGI CORPORATION AND SUBSIDIARIES

EXHIBIT NO.                              EXHIBIT                             REGISTRANT     FILING    EXHIBIT
-----------                              -------                             ----------   ---------   -------
    10.2      Credit Agreement, dated as of April 18, 2005, by and among      AmeriGas     Form 8-K     10.1
              AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc.,    Partners,   (4/22/05)
              as a Guarantor, Petrolane Incorporated, as a Guarantor,           L.P.
              Wachovia Bank, National Association, as Agent, and
              the other financial institutions party thereto.

    10.3      Registration Rights Agreement, dated May 3, 2005, by and        AmeriGas     Form 8-K     99.1
              among AmeriGas Partners, L.P., a Delaware limited               Partners,    (5/6/05)
              partnership, AmeriGas Finance Corp., a Delaware corporation,      L.P.
              AmeriGas Propane, L.P., a Delaware limited partnership,
              AmeriGas Eagle Propane, L.P., a Delaware limited
              partnership, AmeriGas Propane, Inc., a Pennsylvania
              corporation, AmeriGas Eagle Holdings, Inc., a Delaware
              corporation, and Credit Suisse First Boston LLC, Citigroup
              Global Markets Inc., and Wachovia Capital Markets, LLC.

    31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June
              30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June
              30, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32      Certification by the Chief Executive Officer and the Chief
              Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UGI Corporation
                                        (Registrant)


Date: August 8, 2005                    By: /s/ Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President-Finance and
                                            Chief Financial Officer


Date: August 8, 2005                    By: /s/ Michael J. Cuzzolina
                                            ------------------------------------
                                            Michael J. Cuzzolina
                                            Vice President-Accounting and
                                            Financial Control and
                                            Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of UGI Corporation as amended through June 6, 2005.

31.1   Certification by the Chief Executive Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by the Chief Financial Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certification by the Chief Executive Officer and the Chief Financial
       Officer relating to the Registrant's Report on Form 10-Q for the quarter ended June 30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of
       2002.