Form 10-K
period 2005-09-30
UGI CORP /PA/
filed 2005-12-13
CIK 884614

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X].

The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on March 31, 2005 was $2,312,028,386.

At November 1, 2005 there were 104,886,693 shares of UGI Corporation Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for the year ended September 30, 2005 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 22, 2006 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I:..................................................................      1

Items 1. and 2.   Business and Properties................................      1

Item 1A.          Risk Factors...........................................     24

Item 1B.          Unresolved Staff Comments..............................     28

Item 3.           Legal Proceedings......................................     28

Item 4.           Submission of Matters to a Vote of Security Holders....     32

PART II:.................................................................     32

Item 5.           Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of
                  Equity Securities......................................     32

Item 6.           Selected Financial Data................................     34

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     35

Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk...................................................     35

Item 8.           Financial Statements and Supplementary Data............     35

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     35

Item 9A.          Controls and Procedures................................     35

Item 9B.          Other Information......................................     36

PART III:................................................................     37

Item 10.          Directors and Executive Officers of Registrant.........     37

Item 11.          Executive Compensation.................................     37

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.............     37


                                                                            PAGE
                                                                            ----
Item 13.          Certain Relationships and Related Transactions.........     37

Item 14.          Principal Accountant Fees and Services.................     37

PART IV:.................................................................     42

Item 15.          Exhibits and Financial Statement Schedules.............     42

                  Signatures.............................................     55

Index to Financial Statements and Financial Statement Schedules..........    F-2


                                      (ii)

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

CORPORATE OVERVIEW

     UGI Corporation is a holding company that distributes and markets energy products and related services through subsidiaries and joint venture affiliates. We are a domestic and international retail distributor of propane and butane ("LPG"); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity through our ownership interests in electric generation facilities; a regional marketer of energy commodities; and a provider of heating and cooling services. Our subsidiaries operate principally in the following five business segments:

          -    AmeriGas Propane

          -    International Propane

          -    Gas Utility

          -    Electric Utility

          -    Energy Services

     The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. ("AmeriGas Partners" or the "Partnership"), which is the nation's largest retail propane distributor. The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. ("AmeriGas Propane" or the "General Partner"). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership; they trade on the New York Stock Exchange under the symbol "APU." We have an effective 44% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company's Consolidated Financial Statements.

     The International Propane segment consists of the LPG distribution businesses of our subsidiaries Antargaz, a French societe anonyme ("Antargaz"), and Flaga GmbH, an Austrian limited liability company ("Flaga"), and our joint venture in China. Antargaz is one of the largest retail distributors of LPG in France. Flaga is the largest retail LPG distributor in Austria and one of the largest retail distributors in the Czech Republic and Slovakia. In China, we participate in an LPG joint venture business in the Nantong region.

     The Gas Utility segment consists of the regulated natural gas distribution business ("Gas Utility") of our subsidiary UGI Utilities, Inc. ("Utilities"), serving approximately 307,000 customers in eastern Pennsylvania. The Electric Utility segment consists of the regulated electric distribution business ("Electric Utility") of Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility and Electric Utility are regulated by the Pennsylvania Public Utility Commission ("PUC").

     The Energy Services segment consists of energy-related businesses conducted by a number of subsidiaries. These businesses include (i) energy marketing in the eastern region of the United States under the trade names GASMARK(R) and POWERMARK(R), (ii) operating electric generation assets in

Pennsylvania, and (iii) operating liquefied natural gas and propane storage and peak-shaving facilities in eastern Pennsylvania. Energy Services also operates a propane import and storage facility in Chesapeake, Virginia.

     UGI also owns and operates a heating, ventilation, air conditioning and refrigeration service business serving customers in the Mid-Atlantic region.

BUSINESS STRATEGY

     Since 1999, our strategic goals have been to grow earnings per share and dividends by focusing on the Company's core competencies as a marketer and distributor of energy products and services. We are employing our core competencies from our existing businesses, as well as using our national scope, international experience, extensive asset base and access to customers, to accelerate growth in our existing businesses, as well as related and complementary businesses.

CORPORATE INFORMATION

     UGI was incorporated in Pennsylvania in 1991. UGI Corporation is not subject to regulation by the PUC. It is also exempt from registration as a holding company and not otherwise subject to the Public Utility Holding Company Act of 1935 ("PUHCA 1935"), except for Section 9(a)(2), which regulates the acquisition of voting securities of an electric or gas utility company. The Energy Policy Act of 2005 ("EPAct 2005") repealed PUHCA 1935 effective February 8, 2006, and enacted the Public Utility Holding Company Act of 2005 ("PUHCA 2005") effective February 8, 2006. UGI Corporation will be a "holding company" under PUHCA 2005 subject to certain obligations to maintain books and records relevant to the rates charged by Utilities and its other subsidiaries engaged in wholesale electric marketing, and to disclose those books and records at the request of the Federal Energy Regulatory Commission ("FERC") and the PUC. UGI expects that its obligations under PUHCA 2005 will not be materially different from its current books and records obligations under federal and state law.

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

     A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity and natural gas and the capacity to transport product to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) competitive pressures from the same and alternative energy sources; (5) failure to acquire new customers thereby reducing or limiting any increase in revenues; (6) liability for environmental claims; (7) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (8) adverse labor relations; (9) large customer, counterparty or supplier defaults; (10) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and other LPG; (11) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency rate fluctuations, particularly in the euro; (12) reduced access to capital markets and interest rate fluctuations;
(13) reduced distributions from subsidiaries; and (14) the timing and success of the Company's efforts to develop new business opportunities.

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

                                AMERIGAS PROPANE

     Our domestic propane distribution business is conducted through AmeriGas Partners. As of September 30, 2005, the Partnership operated from approximately 650 district locations in 46 states. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership's revenues, assets and liabilities, our net income reflects only our 44% effective interest in the income or loss of the Partnership, due to the outstanding publicly-owned limited partnership interests. See Note 1 to the Company's Consolidated Financial Statements.

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

PRODUCTS, SERVICES AND MARKETING

     As of September 30, 2005, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not available. Districts generally consist of an office, appliance showroom, warehouse and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 47 states throughout the United States. It is also licensed as a carrier in Canada.

     The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. Approximately 87% of the Partnership's fiscal year 2005 sales (based on gallons sold) were to retail accounts and approximately 13% were to wholesale customers. Sales to residential customers in fiscal 2005 represented approximately 41% of retail gallons sold; commercial/industrial customers 34%; motor fuel customers 14%; and agricultural customers 6%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of 2005 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership's consolidated revenues.

     The Partnership continues to expand its PPX Prefilled Propane Xchange program ("PPX(R)"). At September 30, 2005, PPX was available at approximately 21,800 retail locations throughout the United States. Sales of our PPX grill cylinders to retailers are included in the commercial/industrial market. The PPX program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders or to purchase filled cylinders at various retail locations such as home centers, mass merchandisers and grocery and convenience stores.

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

PROPANE SUPPLY AND STORAGE

     The Partnership has over 200 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During the year ended September 30, 2005, over 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2006. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP (formerly, Dynegy Liquids Marketing and Trade), no single supplier provided more than 10% of the Partnership's total propane supply in fiscal year 2005. In certain market areas, however, some suppliers provide more than 50% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

     The Partnership's supply contracts typically provide for pricing based upon
(i) index formulas using the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona and Pennsylvania, as well as at smaller facilities in several other states.

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

                       AVERAGE PROPANE SPOT MARKET PRICES

               Mont Belvieu          Conway
Oct-00              61.82              64.05
Nov-00              60.71              60.45
Dec-00              77.63              79.75
Jan-01              77.27              83.03
Feb-01              59.39              63.03
Mar-01              54.94              57.12
Apr-01              54.37              60.26
May-01              51.20              56.90
Jun-01              43.17              47.70
Jul-01              38.87              43.27
Aug-01              41.54              45.71
Sep-01              41.67              46.53
Oct-01              39.48              44.19
Nov-01              33.04              35.19
Dec-01              30.43              30.34
Jan-02              29.05              26.60
Feb-02              31.20              27.92
Mar-02              37.95              35.93
Apr-02              41.52              40.07
May-02              40.69              38.09
Jun-02              37.51              35.25
Jul-02              37.19              35.47
Aug-02              41.49              41.53
Sep-02              47.17              45.93
Oct-02              47.95              47.12
Nov-02              47.26              48.01
Dec-02              52.40              52.32
Jan-03              60.38              57.70
Feb-03              77.30              73.03
Mar-03              62.77              57.09
Apr-03              50.42              50.28
May-03              54.09              55.41
Jun-03              55.98              59.71
Jul-03              53.01              58.90
Aug-03              54.84              63.63
Sep-03              52.00              59.44
Oct-03              55.44              65.21
Nov-03              54.66              58.12
Dec-03              62.87              64.15
Jan-04              74.35              67.56
Feb-04              69.98              61.99
Mar-04              58.64              56.35
Apr-04              60.62              58.55
May-04              67.65              64.37
Jun-04              67.12              64.27
Jul-04              74.21              71.65
Aug-04              83.84              86.44
Sep-04              80.18              81.98
Oct-04              90.48              93.75
Nov-04              86.27              92.24
Dec-04              77.88              81.95
Jan-05              73.56              73.86
Feb-05              75.77              73.30
Mar-05              87.61              85.07
Apr-05              85.44              84.14
May-05              79.55              81.47
Jun-05              81.87              85.77
Jul-05              84.55              89.00
Aug-05              94.16              96.07
Sep-05             112.57             111.96

                          [PROPANE SPOT PRICES GRAPH]

COMPETITION

     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Operating efficiencies and other factors such as air quality and environmental advantages, however, generally make propane competitive with fuel oil as a heating source. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

     In the motor fuel market, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.

     The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the PPX program and the Strategic Accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.

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

     Based on the most recent annual survey by the American Petroleum Institute, 2003 domestic retail propane sales (annual sales for other than chemical uses) totaled approximately 11.8 billion gallons and, based on LP-GAS magazine rankings, 2004 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 36% of domestic retail sales. Based upon 2003 sales data, management believes the Partnership's 2005 retail volume represents approximately 9% of domestic retail sales.

PROPERTIES

     As of September 30, 2005, the Partnership owned approximately 79% of its district locations. The Partnership subleases three one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties, and it leases a 1.3 million gallon storage terminal in Pennsylvania. In addition, the Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2005, the Partnership operated a transportation fleet with the following assets:

APPROXIMATE QUANTITY & EQUIPMENT TYPE   % OWNED   % LEASED
-------------------------------------   -------   --------
  520   Trailers                           94          6
  260   Tractors                           35         65
  180   Railroad tank cars                  0        100
2,600   Bobtail trucks                     13         87
  300   Rack trucks                        10         90
2,150   Service and delivery trucks        16         84

Other assets owned at September 30, 2005 included approximately 840,000 stationary storage tanks with typical capacities of 121 to 2,000 gallons and approximately 2.3 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,300 large volume tanks which are used for its own storage requirements. The Partnership's subsidiary, AmeriGas Propane, L.P. ("AmeriGas OLP") has debt secured by liens and mortgages on its real and personal property. AmeriGas OLP owns approximately 68% of the Partnership's property, plant and equipment.

TRADE NAMES, TRADE AND SERVICE MARKS

     The Partnership markets propane principally under the "AmeriGas(R)," "America's Propane Company(R)" and "PPX Prefilled Propane Xchange(R)" trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the "AmeriGas" name and related trade and service marks. The General Partner owns all right, title and interest in the "America's Propane Company" and "PPX Prefilled Propane Xchange" trade names and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option, however, UGI must provide 12 months prior notice in addition to paying the fee.

SEASONALITY

     Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal, with approximately 58% of the Partnership's fiscal year 2005 retail sales volume occurring during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

     All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association ("NFPA") Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The latest version of NFPA Pamphlet No. 58, adopted by a number of states, requires certain stationary cylinders that are filled in place to be re-certified periodically, depending on the age of the cylinders. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

     With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. These regulations cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation ("DOT"). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.

EMPLOYEES

     The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2005, the General Partner had approximately 6,000 employees, including approximately 465 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

                              INTERNATIONAL PROPANE

     We conduct our international LPG distribution business principally in Europe through our wholly owned subsidiaries, Antargaz and Flaga. Antargaz operates in France; Flaga operates in Austria, the Czech Republic and Slovakia. During fiscal year 2005, Antargaz and Flaga sold approximately 338 million and 37 million gallons of LPG, respectively. Our joint venture in China sold approximately 18 million gallons of LPG during fiscal year 2005.

ANTARGAZ

PRODUCTS, SERVICES AND MARKETING

     Antargaz' customer base consists of residential, commercial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz sells LPG in cylinders, and in small, medium and large bulk volumes stored in tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG. Antargaz sells LPG in cylinders to approximately 24,000 retail outlets, such as supermarkets, individually owned stores and gas stations. At September 30, 2005, Antargaz had approximately 215,000 bulk customers and approximately 5 million cylinders in circulation. Approximately 64% of Antargaz' fiscal year 2005 sales (based on volumes) were cylinder and small bulk, 13% medium bulk, 21% large bulk, and 2% to service stations for automobiles. Antargaz also engages in wholesale sales of LPG and provides logistic, storage and other services to third-party LPG distributors. No single customer represents, or is anticipated to represent, more than 5% of total revenues for Antargaz.

     Sales to small bulk customers represent the largest segment of Antargaz' business in terms of volume, revenue and margin. Small bulk customers are primarily residential and small business users, such as restaurants that use LPG mainly for heating and cooking. Small bulk customers also include municipalities, which use LPG for heating sports arenas and swimming pools, and the poultry industry, for use in chicken brooding.

     The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane-filled cylinders accounted for approximately 61% of LPG cylinders for fiscal year 2005, with propane-filled cylinders accounting for the remainder. Propane-filled cylinders are also used to supply fuel for forklift trucks. The demand for filled cylinders has been declining, due to customers gradually changing to other household energy sources for heating and cooking, such as natural gas. Antargaz is seeking to increase demand for butane and propane-filled cylinders through marketing and product innovations.

     Medium bulk customers use propane only, and consist mainly of large residential developments such as housing projects, hospitals, municipalities and medium-sized industrial and agricultural enterprises. Large bulk customers are primarily companies that use LPG in their industrial processes and large agricultural companies.

LPG SUPPLY AND STORAGE

     Antargaz has an agreement with Totalgaz for the supply of butane and propane, with pricing based on internationally quoted market prices. Under this agreement, 80% of Antargaz' requirements for butane are guaranteed until June 2006 and 50% of its requirements for propane are guaranteed until June 2007. Requirements are fixed annually, and Antargaz is free to develop other sources of supply. For the 2005 fiscal year, Antargaz purchased approximately 97% of its butane needs and 19% of its propane needs from Totalgaz. Antargaz also purchases propane on the international market and, to a lesser degree, purchases butane on the domestic market, under term agreements with international oil and gas trading companies such as SHV Gas Supply and Trading, Shell International Trading and Shipping Company Ltd. ("Stasco") and Vitol S.A. In addition, purchases are made on the spot market from international oil and gas companies such as Den Norske Stats Oldeselshap ("Statoil") and Sonatrach BV, and to a lesser extent from domestic refineries, including those operated by BP France and Esso SAF.

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

COMPETITION

     The LPG market in France is mature, with limited future growth expected. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Antargaz competes in all product markets on a national level principally with three LPG distribution companies, Totalgaz (owned by Total France), Butagaz (owned by Societe des Petroles Shell, "Shell") and Compagnie des Gaz de Petrole Primagaz (an independent supplier owned by SHV Holding NV), as well as with a smaller competitor, Vitogaz. Competitive conditions in the French LPG market are undergoing change. Shell has announced that it is selling its worldwide LPG business, including Butagaz. In addition, some supermarket chain stores have begun competing in the cylinder market. As a result of these changes, we expect a greater level of competition in the French LPG market. On a regional level, Antargaz competes with Repsol France S.A. in markets other than auto gas. Antargaz' competitors are generally affiliates of its LPG suppliers. As a result, its competitors may obtain product at more competitive prices.

SEASONALITY

     Because a significant amount of LPG is used for heating, demand is typically higher during the colder months of the year. Approximately 68% of retail sales volume for fiscal year 2005 occurred during the six months of October through March.

GOVERNMENT REGULATION

     Antargaz' business is subject to various laws and regulations at the national and European levels with respect to protection of the environment, the storage and handling of hazardous materials, the discharge of contaminants into the environment and the safety of persons and property. Following an accident in 2001 at an unrelated chemical factory in Toulouse, France, new regulations were adopted relating to the safety risks of operations, such as Antargaz', which involve the storage of large amounts of flammable substances.

PROPERTIES

     Antargaz has five primary storage facilities consisting of underground caverns in geological formations, with the exception of Norgal, which is a refrigerated facility, and Cobogal, which is an aerial pressure facility. The table below sets forth details of each of these facilities.

                               Antargaz Storage     Antargaz Storage
                              Capacity - Propane   Capacity - Butane
                Ownership %         (m3)(1)             (m3)(1)
                -----------   ------------------   -----------------
Norgal            52.7%             22,600                8,900
Geogaz Lavera     16.7              17,400               32,500
Donges            50.0(2)           30,000                    0
Geovexin          44.9              54,000                    0
Cobogal           15.0               1,300                  900

----------
(1)  Cubic meters.

(2)  Pursuant to a contractual arrangement with the owner.

     Antargaz has 26 secondary storage facilities, 14 of which are wholly-owned. The others are partially-owned, through joint ventures.

EMPLOYEES

     At September 30, 2005, Antargaz had approximately 1,200 employees.

FLAGA GMBH

     Flaga distributes LPG principally in Austria, and through its subsidiaries, in the Czech Republic and Slovakia, for residential, commercial, industrial and auto gas applications. During fiscal year 2005, Flaga distributed approximately 37 million gallons of LPG. Flaga operates from 4 distribution locations in Austria, 2 in the Czech Republic and 2 in Slovakia. In addition, Flaga has 3 sales offices in the Czech Republic. As of September 30, 2005, Flaga had approximately 350 employees.

     Flaga is the largest distributor of LPG in Austria with an estimated 22% overall market share, serving residential, commercial and industrial customers. The retail propane industry in Austria is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas. Competition for renewals and for new customer installations is based on contract terms as well as on product prices. Much of Flaga's Austrian cylinder business is conducted through approximately 530 neighborhood resellers with whom Flaga has a long business relationship. Flaga competes with other propane marketers, including competitors located in other eastern European countries. Flaga also competes with providers of other sources of energy, principally natural gas, electricity and wood.

     Flaga is also the largest distributor of LPG in the Czech Republic with an estimated 14% market share. The Czech market represents approximately 40% of Flaga's total volume. Flaga entered the Czech market in 1994 when it purchased a portion of the formerly state-run LPG company from the Czech government as part of its privatization plan. Flaga's main facility in the Czech Republic is its bulk storage and cylinder filling and repair plant in Hustopece, located in the southeast quadrant of the Czech Republic. Flaga estimates that it is the second largest distributor of LPG in Slovakia with an estimated 21% market share.

                                   GAS UTILITY

SERVICE AREA; REVENUE ANALYSIS

     Gas Utility distributes natural gas to approximately 307,000 customers in portions of 15 eastern and southeastern Pennsylvania counties through its distribution system of approximately 5,000 miles of gas mains. The service area consists of approximately 3,000 square miles and includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon and Reading, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum and glass.

     System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for the 2005 fiscal year was approximately 84.7 billion cubic feet ("bcf"). System sales of gas accounted for approximately 41% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 59% of system throughput.

SOURCES OF SUPPLY AND PIPELINE CAPACITY

     Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation and Transcontinental Gas Pipeline Corporation.

GAS SUPPLY CONTRACTS

     During fiscal year 2005, Gas Utility purchased approximately 40 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 80% of the volumes purchased were supplied under agreements with ten suppliers. The remaining 20% of gas purchased was supplied by approximately 20 producers and marketers. Gas supply contracts are generally no longer than one year.

SEASONAL VARIATION

     Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 57% of fiscal year 2005 throughput occurred during the winter season from November through March.

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

     In substantially all of its service territory, Utilities is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than Gas Utility. As a result of Pennsylvania's Natural Gas Choice and Competition Act ("Gas Competition Act"), effective July 1, 1999 all of Gas Utility's customers, including residential and smaller commercial and industrial customers ("Core Market Customers"), have been afforded this opportunity. Under the Gas Competition Act, retail customers may purchase their natural gas from a supplier other than Gas Utility. As of October 2005, one marketer provides gas supplies to approximately 3,800 Core Market Customers. Gas Utility provides transportation services for its customers who purchase natural gas from others.

     A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or "spread" between the customers' delivered cost of gas and the customers' delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See "Gas Utility and Electric Utility Regulation and Rates - Gas Utility Rates." In accordance with the PUC's June 29, 2000 Gas Restructuring Order, margin from certain of these customers (who use pipeline capacity contracted by Gas Utility to serve retail customers) is used to reduce purchased gas cost rates for retail customers. Approximately 27% of Gas Utility's commercial and industrial customers, including certain customers served under interruptible rates, have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having three-year to twenty-year terms. Included in these two customer groups are Gas Utility's ten largest customers in terms of annual volumes. All of these customers have contracts, seven of which extend beyond Fiscal 2006. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility's total revenues.

OUTLOOK FOR GAS SERVICE AND SUPPLY

     Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2006. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers. Hurricane activity during late fiscal year 2005 caused temporary losses of gas supply and temporary pipeline force majeure declarations. We do not expect these disruptions to adversely affect Gas Utility's ability to obtain adequate supply.

     During fiscal year 2005, Gas Utility supplied transportation service to two major co-generation installations and one electric generation facility. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service territory. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,900 residential heating customers during fiscal year 2005. Of those new customers, new home construction accounted for over 7,300 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial customers was approximately 1,400.

     Gas Utility continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before FERC affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

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

                                ELECTRIC UTILITY

SERVICE AREA; SALES ANALYSIS

     Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming Counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 14 transmission substations. For fiscal year 2005, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers. Electricity transported for customers who purchased their power from other suppliers represented less than 1% of fiscal year 2005 sales volume.

SOURCES OF SUPPLY

     Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal year 2006. Electric Utility distributes both electricity that it purchases from others and electricity that customers purchase from other suppliers. At September 30, 2005, alternate suppliers served customers representing less than 1% of system load. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures" for a discussion of risks related to Electric Utility's supply contracts.

COMPETITION

     As a result of the Electricity Generation Customer Choice and Competition Act ("ECC Act") that became effective in 1997, all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Under the ECC Act, Electric Utility remains the provider of last resort ("POLR") for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements, the most recent of which became effective in June 2004 (collectively, the "POLR Settlement"). Consistent with the terms of the POLR Settlement, Electric Utility's POLR rates were increased beginning January 2005 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during the 2005 fiscal year. Electricity competes with natural gas, oil, propane and other heating fuels for this use.

              GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES

PENNSYLVANIA PUBLIC UTILITY COMMISSION JURISDICTION

     Utilities' gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.

ELECTRIC TRANSMISSION AND WHOLESALE POWER SALE RATES

     FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC ("PJM") and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Electric Utility receives certain revenues collected by PJM when its transmission facilities are used by third parties.

     In addition, FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.

GAS UTILITY RATES

     The most recent general base rate increase for Gas Utility became effective in 1995. A rate increase for firm-residential, commercial and industrial customers ("retail core-market") became effective October 1, 2000. Effective December 1, 2001, Gas Utility was required to reduce its Purchased Gas Cost ("PGC") rates to retail core-market customers by an amount equal to the margin it receives from customers served under interruptible rates to the extent interruptible customers use capacity contracted for by Gas Utility for retail core-market customers.

     Gas Utility's gas service tariff contains PGC rates that provide for annual increases or decreases in the rate per thousand cubic feet ("mcf") that Gas Utility charges for natural gas sold by it, to reflect Gas Utility's projected cost of purchased gas. PGC rates may also be adjusted quarterly, or, under certain conditions monthly, to reflect the actual cost of gas. Quarterly adjustments become effective on one day's notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation. Gas Utility has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, Gas Utility's PGC rates are adjusted to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity.

ELECTRIC UTILITY RATES

     The most recent general base rate increase for Electric Utility became effective in 1996. Electric Utility's POLR rates were increased beginning January 2005, and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2006. Pursuant to the requirements of the ECC Act, the PUC is currently developing POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2005, fewer than 1% of Electric Utility's customers have an alternative electricity generation supplier.

FERC MARKET MANIPULATION RULES AND OTHER FERC ENFORCEMENT AND REGULATORY POWERS

     Both Gas Utility and Electric Utility are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 315 of EPAct 2005 became effective on August 8, 2005 and prohibits any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy or transportation or transmission services subject to the jurisdiction of FERC. FERC is in the process of adopting regulations to implement this statute, which would apply to interstate transportation and sales by the Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities and EPAct 2005 also conferred upon FERC substantially expanded authority to impose civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act.

     In addition, EPAct 2005 amended Section 203 of the Federal Power Act to expressly require utility holding companies like UGI to obtain prior FERC approval for utility or holding company mergers or acquisitions of utilities or utility property valued at $10 million or more.

STATE TAX SURCHARGE CLAUSES

     Utilities' gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.

UTILITY FRANCHISES

     Utilities holds certificates of public convenience issued by the PUC and certain "grandfather rights" predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which it believes are adequate to authorize it to carry on its business in substantially all the territory to which it now renders gas and electric service. Under applicable Pennsylvania law, Utilities also has certain rights of eminent domain as well as the right to maintain its facilities in streets and highways in its territories.

OTHER GOVERNMENT REGULATION

     In addition to regulation by the PUC and FERC, the gas and electric utility operations of Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Utilities. See ITEM 3. "LEGAL PROCEEDINGS - Environmental Matters-Manufactured Gas Plants."

EMPLOYEES

     At September 30, 2005, Utilities had approximately 1,000 employees.

                                 ENERGY SERVICES

     We operate the energy-related businesses described below through various subsidiaries.

NATURAL GAS AND ELECTRICITY MARKETING

     UGI Energy Services, Inc. ("ESI") conducts our energy marketing business under the trade names GASMARK(R) and POWERMARK(R). GASMARK(R) sells natural gas directly to approximately 7,100 commercial and industrial customers in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, New York, Ohio, North Carolina and the District of Columbia through the use of the transportation systems of 30 utility systems. ESI also sells fuel oil, electricity and LPG to commercial and industrial customers in Pennsylvania, New Jersey and Maryland.

     The gas marketing business is a high revenue, low margin business. A majority of GASMARK(R)'s commodity sales are made under fixed price agreements. ESI manages supply cost volatility related to these agreements by entering into exchange-traded natural gas futures contracts and fixed-price supply arrangements with a diverse group of natural gas producers and holders of interstate pipeline capacity. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange and have nominal credit risk. ESI also bears the risk for balancing and delivering natural gas to its customers under various pipelines and utility company tariffs.

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

PEAKING AND ASSET MANAGEMENT SERVICES

     ESI operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, and propane storage and propane-air mixing stations in Bethlehem, Reading, and Steelton, Pennsylvania. It also operates a propane storage and rail trans-shipment terminal in Steelton, Pennsylvania. These assets are used in ESI's energy peaking business that provides supplemental energy, primarily LNG and propane-air mixtures, to gas utilities at times of peak demand. ESI also manages natural gas pipeline and storage assets for Gas Utility.

     In November 2004, ESI acquired a propane import and trans-shipment facility located in Chesapeake, Virginia. ESI sells propane from this facility to large multi-state retailers including AmeriGas Partners, and to smaller local dealers throughout Virginia and northeast North Carolina.

ELECTRIC GENERATION

     In June 2003, we increased our ownership interest in the Conemaugh generating station ("Conemaugh") from 1.11% to approximately 6% (102 megawatts). Conemaugh is a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. It is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. In addition, we are a 50% owner of Hunlock Creek Energy Ventures ("Energy Ventures"). The generation assets of Energy Ventures consist of the 48 megawatt, coal-fired Hunlock generating station, located near Kingston, Pennsylvania, and a 44 megawatt, gas-fired turbine generator at the same site. We operate these generation assets. A subsidiary of Allegheny Energy, Inc. is the other general partner in Energy Ventures. Under the joint venture agreement, we have the right to purchase one-half the output of Energy Ventures' generation at cost. The output from these generation assets is sold by our subsidiary UGI Development Company ("UGID") on the spot market and under fixed-term contracts. UGID has FERC authority to sell power at market-based rates. We also have the right to require an affiliate of Allegheny Energy, Inc. ("Allegheny") to purchase our ownership interest in Energy Ventures. Allegheny has a corresponding call right on our interest in Energy Ventures. These put/call rights are effective for a 90-day period commencing January 23, 2006. The exercise of these rights, if any, is not expected to have a material effect on our financial position or results of operations.

GOVERNMENT REGULATION

     FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. As stated above, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates. UGID is also subject to FERC market manipulation rules and enforcement and regulatory powers. See "GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES- FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers."

     The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Protection ("DEP") with respect to stack emissions. Under the Federal Water Pollution Control Act, Hunlock station has a permit from the DEP to discharge water into the North Branch of the Susquehanna River. A renewal application for this permit was filed in 2005. The Federal Clean Air Act Amendments of 1990 (the "Clean Air Act Amendments") impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards.

     ESI is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or, the "Superfund Law"), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a "hazardous substance" into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. However, ESI owns and operates real property where such hazardous substances may exist.

                                     HVAC/R

     We conduct a heating, ventilation, air-conditioning, refrigeration and electrical contracting service business ("HVAC/R") serving portions of Utilities' gas service area and adjacent Mid-Atlantic region market areas, including the Philadelphia suburbs and portions of New Jersey and northern Delaware. This business serves more than 150,000 customers in residential, commercial, industrial and new construction markets. During fiscal year 2005, HVAC/R generated approximately $65 million in revenues and employed approximately 450 people.

                          BUSINESS SEGMENT INFORMATION

     The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's reportable business segments, and to the geographic areas in which we operate, for the 2005, 2004 and 2003 fiscal years appears in Note 18 to the Consolidated Financial Statements contained in our 2005 Annual Report to Shareholders and is incorporated in this Report by reference.

                                    EMPLOYEES

     At September 30, 2005, UGI and its subsidiaries had approximately 9,300 employees.

ITEM 1A. RISK FACTORS

     DECREASES IN THE DEMAND FOR OUR ENERGY PRODUCTS AND SERVICES BECAUSE OF WARMER-THAN-NORMAL HEATING SEASON WEATHER ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Because many of our customers rely on our energy products and services to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the five-month peak heating season of November through March and is directly affected by the severity of the winter weather. For example, historically, approximately 55% to 60% of AmeriGas Partners' annual retail propane volume has been sold during these months and approximately 60% of our natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) occurs during these months. Antargaz' sales volume is similarly seasonal. There can be no assurance that normal winter weather in our market areas will occur in the future.

     OUR HOLDING COMPANY STRUCTURE COULD LIMIT OUR ABILITY TO PAY DIVIDENDS OR DEBT SERVICE.

     We are a holding company whose material assets are the stock of our subsidiaries and interests in joint ventures. Accordingly, we conduct all of our operations through our subsidiaries and joint venture affiliates. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our debt, if any, depends on the payment of dividends to us by our principal subsidiaries, AmeriGas, Inc., UGI Utilities, Inc. and UGI Enterprises, Inc. (including Antargaz). Payments to us by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and, in the case of AmeriGas Partners, the provisions of its partnership agreement. The operations of our subsidiaries are affected by conditions beyond our control, including weather, competition in national and international markets we serve, the costs and availability of propane, butane, natural gas, electricity and other energy sources and changes in capital market conditions. The ability of our subsidiaries to make payments to us is also affected by the level of indebtedness of our subsidiaries, which is substantial, and the restrictions on payments to us imposed under the terms of such indebtedness.

     OUR PROFITABILITY IS SUBJECT TO PROPANE PRICING AND INVENTORY RISK.

     The retail propane business is a "margin-based" business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that our subsidiaries and other marketers purchase can change rapidly over a short period of time. Most of our domestic propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international propane supply contracts are based on internationally quoted market prices. Because our subsidiaries' profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the propane industry, our subsidiaries, may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause our subsidiaries to sell propane at less than the price at which they purchased it, which could adversely affect our operating results.

     HIGH COMMODITY COSTS CAN LEAD TO CUSTOMER CONSERVATION, RESULTING IN REDUCED DEMAND FOR OUR ENERGY PRODUCTS AND SERVICES.

     Prices for propane and natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs such as those experienced in fiscal years 2005 and 2004, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our energy products and services.

     THE EXPANSION OF OUR INTERNATIONAL BUSINESS MEANS THAT WE WILL FACE INCREASED RISKS, WHICH MAY NEGATIVELY AFFECT OUR BUSINESS RESULTS.

     Our acquisition of Antargaz in March of 2004 significantly increased our international presence. As we continue to grow as a multi-national corporation, with subsidiaries around the world, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

     - costs and difficulties in staffing and managing international operations;

     - regulatory requirements and changes in regulatory requirements, including French and EU competition laws that may adversely affect the terms of contracts with customers, and new environmental requirements that have led to stricter regulations of LPG storage sites in France;

     -    tariffs and other trade barriers;

     -    difficulties in enforcing contractual rights;

     -    longer payment cycles;

     -    local political and economic conditions;

     - potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of "double taxation"; and

     - fluctuations in currency exchange rates, which can affect demand and increase our costs.

     OUR OPERATIONS MAY BE ADVERSELY AFFECTED BY COMPETITION FROM OTHER ENERGY SOURCES.

     Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

     Our propane businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, however, so a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in our service areas has resulted in the availability of natural gas in some areas that previously depended upon propane. As long as natural gas remains a less expensive energy source than propane, our propane business will lose customers in each region into which natural gas distribution systems are expanded. In France, the state-owned natural gas monopoly, Gaz de France, has in the past extended France's natural gas grid.

     Our natural gas businesses compete primarily with electricity and fuel oil, and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. There can be no assurance that our natural gas revenues will not be adversely affected by this competition.

     OUR ABILITY TO INCREASE REVENUES IS ADVERSELY AFFECTED BY THE MATURITY OF THE RETAIL PROPANE INDUSTRY.

     The retail propane industry in the United States and France is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the propane industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the AmeriGas PPX(R) and Strategic Accounts programs, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.

     OUR ABILITY TO GROW OUR BUSINESSES WILL BE ADVERSELY AFFECTED IF WE ARE NOT SUCCESSFUL IN MAKING ACQUISITIONS OR IN INTEGRATING THE ACQUISITIONS WE HAVE MADE.

     One of our strategies is to grow through acquisitions in the United States and in international markets. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, that any acquisitions will not be dilutive to earnings or that any additional debt incurred to finance an acquisition will not affect our ability to pay dividends.

     In addition, the restructuring of the energy markets in the United States and internationally, including the privatization of government-owned utilities and the sale of utility-owned assets, is creating opportunities for, and competition from, well-capitalized competitors, which may affect our ability to achieve our business strategy.

     To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management's attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse affect on our business, financial condition and results of operations.

     WE ARE SUBJECT TO OPERATING AND LITIGATION RISKS THAT MAY NOT BE COVERED BY INSURANCE.

     Our business' operations in the U.S. and internationally are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG, propane and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. We maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. There can be no assurance, however, that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that such levels of insurance will be available in the future at economical prices.

     WE MAY BE UNABLE TO RESPOND EFFECTIVELY TO COMPETITION, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We may be unable to timely respond to changes within the energy and utility sectors that may result from regulatory initiatives to further increase competition within our industry. Such regulatory initiatives may create opportunities for additional competitors to enter our markets, and, as a result, we may be unable to maintain our revenues or continue to pursue our current business strategy.

     OUR NET INCOME WILL DECREASE IF WE ARE REQUIRED TO INCUR ADDITIONAL COSTS TO COMPLY WITH NEW GOVERNMENTAL SAFETY, HEALTH, TRANSPORTATION AND ENVIRONMENTAL REGULATION.

     We are subject to extensive and changing international, federal, state and local safety, health, transportation and environmental laws and regulations governing the storage, distribution and transportation of our energy products.

     New regulations, or a change in the interpretation of existing regulations, could result in increased expenditures. In addition, for many of our operations, we are required to obtain permits from regulatory authorities. Failure to comply with these permits or applicable laws could result in civil and criminal fines or the cessation of the operations in violation.

     We are investigating and remediating contamination at a number of present and former operating sites in the United States, including former sites where we or our former subsidiaries operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant or conducted other operations. Costs we incur to remediate sites outside of

Pennsylvania cannot be recovered in future Utilities' rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:

     -    the discovery of presently unknown conditions;

     -    changes in environmental laws and regulations;

     -    judicial rejection of our legal defenses to the third-party claims; or

     - the insolvency of other responsible parties at the sites at which we are involved.

     In addition, if we discover additional contaminated sites, we could be required to incur material costs, which would reduce our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 3. LEGAL PROCEEDINGS

     With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

ENVIRONMENTAL MATTERS - MANUFACTURED GAS PLANTS

     From the late 1800s through the mid-1900s, Utilities and its former subsidiaries owned and operated a number of manufactured gas plants ("MGPs") prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the business of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, Utilities divested all of its utility operations other than those which now constitute Gas Utility and Electric Utility by the early 1950s.

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

     City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company ("Citizens") served a complaint naming Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens' third-party claims have been stayed pending a resolution of the City's suit against Citizens, which was tried in September 2005 and has not yet been decided. Utilities believes that it has good defenses to the claim and is defending the suit.

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

     The trial court granted Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that Utilities was released from liability at three sites where Utilities operated MGPs under lease. On October 7, 2005 Utilities filed for reconsideration of the panel's order. Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

     Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. On March 22, 2005, the court granted Utilities' motion for summary judgment. AGL has appealed.

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

OTHER ENVIRONMENTAL MATTERS

     South Coast Air Quality Management District Matter. On February 21, 2005, AmeriGas OLP received notice from the South Coast (of California) Air Quality Management District ("SCAQMD") that it intended to seek civil penalties totaling $0.1 million for five violations of air emissions regulations at AmeriGas OLP's LPG terminal in San Pedro, California. On April 15, 2005, SCAQMD issued two additional notices of violation of regulations related to the installation of emission reduction equipment at the facility. AmeriGas OLP has resolved all of the notices of violations with SCAQMD. The terms of the settlement did not have a material effect on our results of operations or financial condition.

OTHER

     Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas OLP (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas's acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2005.

                               EXECUTIVE OFFICERS

     Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.

PART II:

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our Common Stock is traded on the New York and Philadelphia Stock Exchanges under the symbol "UGI." On April 26, 2005, our Board of Directors approved a 2-for-1 split of our Common Stock, effective May 24, 2005. Sales prices and dividends paid for all periods presented in the following tables are reflected on a post-split basis. The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2005 FISCAL YEAR     HIGH      LOW
----------------   -------   -------
4th Quarter        $ 29.98   $ 24.25
3rd Quarter          27.95    21.925
2nd Quarter         23.605    19.205
1st Quarter          20.70     18.45

2004 FISCAL YEAR     HIGH      LOW
----------------   -------   -------
4th Quarter        $18.675   $ 15.23
3rd Quarter          16.70    14.925
2nd Quarter         17.175     15.70
1st Quarter          17.10    14.425

DIVIDENDS

     Quarterly dividends on our Common Stock were paid in the 2005 and 2004 fiscal years as follows:

2005 FISCAL YEAR    AMOUNT
----------------   --------
4th Quarter        $0.16875
3rd Quarter         0.15625
2nd Quarter         0.15625
1st Quarter         0.15625

2004 FISCAL YEAR    AMOUNT
----------------   --------
4th Quarter        $0.15625
3rd Quarter         0.14250
2nd Quarter         0.14250
1st Quarter         0.14250

HOLDERS

     On November 1, 2005, UGI had 9,121 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                  Year Ended
                                                                                 September 30,
                                                             ----------------------------------------------------
                                                               2005       2004       2003       2002     2001 (a)
                                                             --------   --------   --------   --------   --------
                                                                (Millions of dollars, except per share amounts)
FOR THE PERIOD:
INCOME STATEMENT DATA:
   Revenues                                                  $4,888.7   $3,784.7   $3,026.1   $2,213.7   $2,468.1
                                                             ========   ========   ========   ========   ========
   Income before accounting changes                          $  187.5   $  111.6   $   98.9   $   75.5   $   52.0
   Cumulative effect of accounting changes, net (b)                --         --         --         --        4.5
                                                             --------   --------   --------   --------   --------
   Net income                                                $  187.5   $  111.6   $   98.9   $   75.5   $   56.5
                                                             ========   ========   ========   ========   ========
   Earnings per common share - basic
      Income before accounting changes                       $   1.81   $   1.18   $   1.17   $   0.92   $   0.64
      Cumulative effect of accouting changes, net (b)              --         --         --         --       0.06
                                                             --------   --------   --------   --------   --------
      Net income - basic                                     $   1.81   $   1.18   $   1.17   $   0.92   $   0.70
                                                             ========   ========   ========   ========   ========
   Earnings per common share - diluted
      Income before accounting changes                       $   1.77   $   1.16   $   1.15   $   0.90   $   0.64
      Cumulative effect of accouting changes, net (b)              --         --         --         --       0.06
                                                             --------   --------   --------   --------   --------
      Net income - diluted                                   $   1.77   $   1.16   $   1.15   $   0.90   $   0.69
                                                             ========   ========   ========   ========   ========
   Cash dividends declared per common share                  $  0.650   $  0.584   $  0.565   $  0.542   $  0.525
                                                             ========   ========   ========   ========   ========
AT PERIOD END:
BALANCE SHEET DATA:
   Total assets                                              $4,571.5   $4,242.6   $2,795.2   $2,628.0   $2,561.9
                                                             ========   ========   ========   ========   ========
   Capitalization:
      Debt:
         Bank loans - AmeriGas Propane                       $     --   $     --   $     --   $   10.0   $     --
         Bank loans - UGI Utilities                              81.2       60.9       40.7       37.2       57.8
         Bank loans - other                                      16.2       17.2       15.9        8.6       10.0
         Long-term debt(including current maturities):
            AmeriGas Propane                                    913.5      901.4      927.3      945.8    1,005.9
            Antargaz                                            431.1      474.5         --         --         --
            UGI Utilities                                       237.0      217.2      217.3      248.4      208.4
            Other                                                62.9       76.9       78.9       81.5       80.9
                                                             --------   --------   --------   --------   --------
      Total debt                                              1,741.9    1,748.1    1,280.1    1,331.5    1,363.0
                                                             --------   --------   --------   --------   --------
      Minority interests, principally in AmeriGas Partners      206.3      178.4      134.6      276.0      246.2
      UGI Utilities preferred shares subject
         to mandatory redemption                                   --       20.0       20.0       20.0       20.0
      Common stockholders' equity                               997.6      834.1      498.7      313.8      251.0
                                                             --------   --------   --------   --------   --------
   Total capitalization                                      $2,945.8   $2,780.6   $1,933.4   $1,941.3   $1,880.2
                                                             ========   ========   ========   ========   ========
RATIO OF CAPITALIZATION:
   Total debt                                                    59.1%      62.9%      66.2%      68.6%      72.5%
   Minority interests, principally in AmeriGas Partners           7.0%       6.4%       7.0%      14.2%      13.1%
   UGI Utilities preferred shares subject to mandatory
      redemption                                                   --        0.7%       1.0%       1.0%       1.1%
   Common stockholders' equity                                   33.9%      30.0%      25.8%      16.2%      13.3%
                                                             --------   --------   --------   --------   --------
                                                                100.0%     100.0%     100.0%     100.0%     100.0%
                                                             ========   ========   ========   ========   ========

(a)  Arthur Andersen LLP audited our consolidated financial statements for 2001.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, entitled "Financial Review" and contained on pages 13 through 28 of UGI's 2005 Annual Report to Shareholders, is incorporated in this Report by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Quantitative and Qualitative Disclosures About Market Risk" are contained in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk Disclosures" on pages 25 and 26 of the UGI 2005 Annual Report to Shareholders and are incorporated in this Report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Management's Annual Report on Internal Control Over Financial Reporting and the Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated in this Report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

     (b) For "Management's Annual Report on Internal Control Over Financial Reporting" and the related report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, see Item 8 of this Report (which information is incorporated herein by reference).

     (c) No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III:

ITEMS 10 THROUGH 14.

     In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the Securities and Exchange Commission by January 27, 2006.

                                                                      CAPTIONS OF PROXY STATEMENT
                              INFORMATION                              INCORPORATED BY REFERENCE
                              -----------                             ---------------------------
Item 10.   Directors and Executive Officers of Registrant     Election of Directors - Nominees; Corporate
                                                              Governance; Communications with the Board;
                                                              Board Committees and Meeting Attendance;
                                                              Securities Ownership of Management -
                                                              Section 16(a) - Beneficial Ownership
                                                              Reporting Compliance

           The Code of Ethics for the Chief Executive
           Officer and Senior Financial Officers of UGI
           Corporation is available on the Company's website, www.ugicorp.com or by writing to Robert
           W. Krick, Vice President and Treasurer, UGI
           Corporation, P. O. Box 858, Valley Forge, PA
           19482.

Item 11.   Executive Compensation                             Compensation of Directors; Compensation of
                                                              Executive Officers

Item 12.   Security Ownership of Certain Beneficial Owners    Securities Ownership of Certain Beneficial
           and Management                                     Owners; Securities Ownership of Management

Item 13.   Certain Relationships and Related Transactions     Compensation of Executive Officers - Stock
                                                              Ownership Policy and Indebtedness of
                                                              Management

Item 14.   Principal Accountant Fees and Services             The Independent Registered Public Accountants

EQUITY COMPENSATION TABLE

     The following table sets forth information as of the end of our 2005 fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE
                                                                                          FOR FUTURE ISSUANCE
                                     NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE          UNDER EQUITY
                                       ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      COMPENSATION PLANS
                                        OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN
           PLAN CATEGORY                         (a)                       (b)                  (a)) (c)
           -------------             --------------------------   --------------------   ---------------------
Equity compensation plans approved
   by security holders (1)                    4,441,118                  $ 16.45               3,192,226
                                                936,014                  $     0

Equity compensation plans not
   approved by security holders (2)             511,900                  $ 11.59                       0
                                                  6,000                  $     0
                                              ---------                  -------               ---------
Total                                         5,895,032                  $15.945               3,192,226
                                              =========                  =======               =========

(1) Column (a) represents 4,441,118 stock options under the 1997 Stock Option and Dividend Equivalent Plan, the 1992 Directors' Stock Plan, the 2000 Directors' Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Omnibus Equity Compensation Plan, and 936,014 phantom share units under the 2004 Omnibus Equity Compensation Plan and the 2000 Stock Incentive Plan.

(2) Column (a) represents 511,900 stock options under the 1992 and 2002 Non-Qualified Stock Option Plans, and 6,000 one-time bonus awards of phantom restricted stock. Under the 1992 and 2002 Non-Qualified Stock Option Plans, the option exercise price is not less than 100% of the fair market value of the Company's common stock on the date of grant. Generally, options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are non-transferable and generally exercisable only while the holder is employed by the Company or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalization, stock splits, mergers, and other similar corporate transactions affecting the Company's common stock. The phantom restricted awards represent the right to receive a share of stock or an amount based on the value of a share of stock if specified length of service requirements are met.

     The information concerning the Company's executive officers required by
Item 10 is set forth below.

                               EXECUTIVE OFFICERS

        NAME           AGE                         POSITION
        ----           ---                         --------
Lon R. Greenberg        55   Chairman, Director and Chief Executive Officer

John L. Walsh           50   President and Chief Operating Officer

Eugene V.N. Bissell     52   President and Chief Executive Officer, AmeriGas
                             Propane, Inc.

Michael J. Cuzzolina    60   Vice President - Accounting and Financial Control;
                             Chief Accounting Officer and Chief Risk Officer

Bradley C. Hall         52   Vice President - New Business Development

Robert H. Knauss        52   Vice President and General Counsel

Anthony J. Mendicino    57   Senior Vice President - Finance and Chief Financial
                             Officer

David W. Trego          47   President and Chief Executive Officer, UGI
                             Utilities, Inc.

Francois Varagne        50   Chairman of the Board and Chief Executive Officer
                             of Antargaz


     All officers, except Mr. Varagne, are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year. Mr. Varagne was appointed as Chairman of the Board of Antargaz on January 26, 2005. His term of office is five years.

     There are no family relationships between any of the officers or between any of the officers and any of the directors.

Lon R. Greenberg

     Mr. Greenberg was elected Chairman of UGI effective August 1, 1996, having been elected Chief Executive Officer effective August 1, 1995. He held the office of President of UGI from 1994 to 2005. He was elected Director of UGI and a Director of UGI Utilities in July 1994. He was elected a Director of AmeriGas Propane, Inc. in 1994 and has been Chairman since 1996. He also served as President and Chief Executive Officer of AmeriGas Propane (1996 to

2000). Mr. Greenberg was Senior Vice President - Legal and Corporate Development (1989 to 1994). He joined the Company in 1980 as Corporate Development Counsel. Mr. Greenberg is also a director of Aqua America, Inc.

John L. Walsh

     Mr. Walsh is President and Chief Operating Officer and a Director (since April 2005). He is also Vice Chairman and Director of both AmeriGas Propane, Inc. and UGI Utilities, Inc. (since April 2005). He previously served as Chief Executive of the Industrial and Special Products division and executive director of BOC Group PLC (industrial gases) (since 2001). From 1986 to 2001, he held various senior management positions with the BOC Group. Prior to joining BOC, Mr. Walsh was a Vice President of UGI's industrial gas division prior to its sale to BOC in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.

Eugene V.N. Bissell

     Mr. Bissell is President, Chief Executive Officer and a Director of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President
- Sales and Marketing (1999 to 2000) and Vice President - Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (industrial gases) (1995), having been Vice President - National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development. Mr. Bissell is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees.

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

(3)  LIST OF EXHIBITS:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
    3.1        (Second) Amended and Restated Articles of           UGI          Form 10-Q      3.1
               Incorporation of the Company as amended                          (6/30/05)
               through June 6, 2005

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

    4.1        Rights Agreement, as amended as of August           UGI        Registration     4.3
               18, 2000, between the Company and Mellon                       Statement No.
               Bank, N.A., successor to Mellon Bank (East)                      333-49080
               N.A., as Rights Agent, and Assumption                            (11/1/00)
               Agreement dated April 7, 1992

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

    4.3        UGI's (Second) Amended and Restated
               Articles of Incorporation and Bylaws
               referred to in 3.1 and 3.2 above

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
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

    4.6        Second Amendment dated as of September 15,       AmeriGas        Form 10-K      4.6
               1998 to 1995 Note Agreement                   Partners, L.P.     (9/30/98)

    4.7        Third Amendment dated as of March 23, 1999       AmeriGas        Form 10-Q     10.2
               to 1995 Note Agreement                        Partners, L.P.     (3/31/99)

    4.8        Fourth Amendment dated as of March 16, 2000      AmeriGas        Form 10-Q     10.2
               to 1995 Note Agreement                        Partners, L.P.     (6/30/00)

    4.9        Fifth Amendment dated as of August 1, 2001       AmeriGas        Form 10-K      4.8
               to 1995 Note Agreement                        Partners, L.P.     (9/30/01)

   4.10        Third Amended and Restated Agreement of          AmeriGas        Form 8-K       3.1
               Limited Partnership of AmeriGas Partners,     Partners, L.P.     (12/1/04)
               L.P. dated as of December 1, 2004

   4.11        Second Amended and Restated Agreement of         AmeriGas        Form 10-K      3.1(a)
               Limited Partnership of AmeriGas Propane,      Partners, L.P.     (9/30/04)
               L.P. dated as of December 1, 2004

   4.12        Amended and Restated Agreement of Limited        AmeriGas        Form 10-K      3.8
               Partnership of AmeriGas Eagle Propane, L.P.   Partners, L.P.     (9/30/01)
               dated as of July 19, 1999

   4.13        Indenture, dated May 3, 2005, by and among       AmeriGas        Form 8-K       4.1
               AmeriGas Partners, L.P., a Delaware limited   Partners, L.P.     (5/3/05)
               partnership, AmeriGas Finance Corp., a
               Delaware corporation, and Wachovia Bank,
               National Association, as trustee.

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
   10.1        Service Agreement (Rate FSS) dated as of            UGI          Form 10-K     10.5
               November 1, 1989 between Utilities and                           (9/30/95)
               Columbia, as modified pursuant to the
               orders of the Federal Energy Regulatory
               Commission at Docket No. RS92-5-000
               reported at Columbia Gas Transmission
               Corp., 64 FERC (pilcrow sign) 61,060
               (1993), order on rehearing, 64 FERC
               (pilcrow sign) 61,365 (1993)

   10.2**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.2
               Compensation Plan Directors Stock Unit                           (12/6/05)
               Grant Letter

   10.3**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.3
               Compensation Plan Directors Nonqualified                         (12/6/05)
               Stock Option Grant Letter

   10.4**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.8
               Compensation Plan Utilities Employees                            (12/6/05)
               Performance Unit Grant Letter

   10.5**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.9
               Compensation Plan UGI Employees Stock Unit                       (12/6/05)
               Grant Letter

   10.6**      UGI Corporation Directors Deferred                  UGI           Form 10-K    10.6
               Compensation Plan Amended and Restated as                        (9/30/00)
               of January 1, 2000

   10.7**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.7
               Compensation Plan UGI Employees Performance                      (12/6/05)
               Unit Grant Letter

   10.8**      UGI Corporation Annual Bonus Plan dated             UGI          Form 10-Q     10.4
               March 8, 1996                                                    (6/30/96)

   10.9**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.6
               Compensation Plan AmeriGas Employees                             (12/6/05)
               Nonqualified Stock Option Grant Letter

  10.10**      UGI Corporation 1997 Stock Option and               UGI          Form 10-Q     10.4
               Dividend Equivalent Plan Amended and                             (3/31/03)
               Restated as of April 29, 2003

  10.11**      UGI Corporation 1992 Directors' Stock Plan          UGI          Form 10-Q     10.2
               Amended and Restated as of April 29, 2003                        (3/31/03)

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.12**      UGI Corporation Senior Executive Employee           UGI          Form 10-K     10.12
               Severance Pay Plan as amended December 7,                        (9/30/04)
               2004

  10.12(a)**   AmeriGas Propane, Inc. Executive Employee        AmeriGas        Form 10-K     10.4
               Severance Pay Plan, as amended December 6,    Partners, L.P.     (9/30/04)
               2004.

  10.13**      UGI Corporation 2000 Directors' Stock               UGI          Form 10-Q     10.1
               Option Plan Amended and Restated as of                           (3/31/03)
               April 29, 2003

  10.14**      UGI Corporation 2000 Stock Incentive Plan           UGI          Form 10-Q     10.2
               Amended and Restated as of December 16,                          (6/30/04)
               2003

 *10.15**      Letter Agreement dated May 15, 2002
               regarding severance arrangement for Mr.
               Varagne

  10.16**      UGI Corporation Supplemental Executive              UGI          Form 10-Q     10
               Retirement Plan Amended and Restated                             (6/30/98)
               effective October 1, 1996

  10.17**      UGI Corporation 2004 Omnibus Equity                 UGI          Form 10-K     10.17
               Compensation Plan, as amended December 7,                        (9/30/04)
               2004

  10.17(a)**   UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.10
               Compensation Plan, as amended December 7,                        (12/6/05)
               2004 - Terms and Conditions as amended
               December 6, 2005

  10.18        Credit Agreement dated as of August 28,          AmeriGas        Form 10-K     10.1
               2003 among AmeriGas Propane, L.P., AmeriGas   Partners, L.P.     (9/30/03)
               Propane, Inc., Petrolane Incorporated,
               Citicorp USA, Inc., Credit Suisse First
               Boston, Wachovia Bank, National
               Association, as Agent, Issuing Bank and
               Swing Line Bank, and certain financial
               institutions named party thereto ("2003
               Credit Agreement")

  10.19        Amendment No. 1 dated as of August 30,           AmeriGas         Form 8-K     10.1
               2004, to the 2003 Credit Agreement            Partners, L.P.     (8/30/04)

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.19(a)     Credit Agreement, dated as of April 18,          AmeriGas         Form 8-K     10.1
               2005, by and among AmeriGas Propane, L.P.,    Partners, L.P.     (4/18/05)
               as Borrower, AmeriGas Propane, Inc., as a
               Guarantor, Petrolane Incorporated, as a
               Guarantor, Wachovia Bank, National
               Association, as Agent, and the other
               financial institutions party thereto

  10.20**      Form of Confidentiality and Post-Employment      AmeriGas        Form 10-Q     10.3
               Activities Agreement with AmeriGas Propane,   Partners, L.P.     (3/31/05)
               Inc., in its own right and as general
               partner of AmeriGas Partners, L.P., for
               Messrs. Bissell, Katz and Knauss

  10.21**      Confidentiality and Post-Employment              AmeriGas         Form 8-K     10.1
               Activities Agreement with AmeriGas Propane,   Partners, L.P.     (8/15/05)
               Inc., in its own right and as general
               partner of AmeriGas Partners, L.P., for Mr.
               Sheridan

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

  10.24(a)     First Amendment dated as of July 31, 2001        AmeriGas        Form 10-K     10.10
               to General Security Agreement dated as of     Partners, L.P.     (9/30/01)
               April 19, 1995

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
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
               Propane, L.P.

  10.29        Stock Purchase Agreement dated May 27,           Petrolane      Registration   10.16(a)
               1989, as amended and restated July 31,         Incorporated/   Statement No.
               1989, between Texas Eastern Corporation and      AmeriGas         33-69450
               QFB Partners                                  Partners, L.P.

 *10.30**      Description of oral employment at-will
               agreements for Messrs. Greenberg,
               Mendicino, Varagne and Walsh

  10.31**      Description of oral employment at-will           AmeriGas        Form 10-K     10.29
               agreement for Mr. Bissell                     Partners, L.P.     (9/30/05)

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.32**      AmeriGas Propane, Inc. Supplemental              AmeriGas        Form 10-Q     10.1
               Executive Retirement Plan, Amended and        Partners, L.P.     (3/31/05)
               Restated as of March 1, 2005

  10.33**      AmeriGas Propane, Inc. Annual Bonus Plan         AmeriGas        Form 10-K     10.17
               effective October 1, 1998                     Partners, L.P.     (9/30/99)

  10.34**      UGI Utilities, Inc. Annual Bonus Plan dated      Utilities       Form 10-Q     10.4
               March 8, 1996                                                    (6/30/96)

  10.35**      Form of Change in Control Agreement for             UGI          Form 8-K      10.1
               Messrs. Greenberg, Mendicino and Walsh                           (12/6/05)

  10.36**      UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.4
               Compensation Plan UGI Employees                                  (12/6/05)
               Nonqualified Stock Option Grant Letter

  10.36(a)**   UGI Corporation 2004 Omnibus Equity                 UGI           Form 8-K     10.5
               Compensation Plan UGI Utilities Employees                        (12/6/05)
               Nonqualified Stock Option Grant Letter

  10.37**      Form of Change in Control Agreement for Mr.      AmeriGas         Form 8-K     10.1
               Bissell                                       Partners, L.P.     (12/5/05)

  10.38**      2002 Non-Qualified Stock Option Plan                UGI          Form 10-Q     10.7
               Amended and Restated as of April 29, 2003                        (3/31/03)

  10.39**      1992 Non-Qualified Stock Option Plan                UGI          Form 10-Q     10.6
               Amended and Restated as of April 29, 2003                        (3/31/03)

  10.40        Financing Agreement dated as of August 28,       AmeriGas        Form 10-K     10.19
               2003 between AmeriGas Propane, Inc. and       Partners, L.P.     (9/30/03)
               AmeriGas Propane, L.P.

  10.41        Service Agreement for comprehensive                 UGI          Form 10-K     10.41
               delivery service (Rate CDS) dated February                       (9/30/00)
               23, 1999 between UGI Utilities, Inc. and
               Texas Eastern Transmission Corporation

  10.42        Purchase Agreement dated January 30, 2001        AmeriGas         Form 8-K     10.1
               and Amended and Restated on August 7, 2001    Partners, L.P.      (8/8/01)
               by and among Columbia Energy Group,
               Columbia Propane Corporation, Columbia
               Propane, L.P., CP Holdings, Inc., AmeriGas
               Propane, L.P., AmeriGas Partners, L.P., and
               AmeriGas Propane, Inc.

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.43**      UGI Corporation 2004 Omnibus Equity                 UGI          Form 10-K     10.43
               Compensation Plan, Sub-Plan for French                           (9/30/04)
               Employees Stock Option Grant Letter dated
               as of 2004

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

  10.45        Purchase Agreement by and among Columbia         National        Form 8-K      10.5
               Propane, L.P., CP Holdings, Inc., Columbia        Propane        (4/19/99)
               Propane Corporation, National Propane         Partners, L.P.
               Partners, L.P., National Propane
               Corporation, National Propane SPG, Inc.,
               and Triarc Companies, Inc. dated as of
               April 5, 1999

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

  10.49        First Amendment dated August 21, 2001 to         AmeriGas        Form 10-K     10.41
               Loan Agreement dated July 19, 1999 between    Partners, L.P.     (9/30/01)
               National Propane, L.P. and Columbia Propane
               Corporation

  10.50        Columbia Energy Group Payment Guaranty           AmeriGas        Form 10-K     10.42
               dated April 5, 1999                           Partners, L.P.     (9/30/01)

  10.51        Keep Well Agreement by and between AmeriGas      AmeriGas        Form 10-K     10.46
               Propane, L.P. and Columbia Propane            Partners, L.P.     (9/30/01)
               Corporation dated August 21, 2001

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.52**      AmeriGas Propane, Inc. 2000 Long-Term            AmeriGas        Form 10-Q     10.2
               Incentive Plan on Behalf of AmeriGas          Partners, L.P.     (6/30/04)
               Partners, L.P., as amended December 15,
               2003 ("AmeriGas 2000 Plan").

  10.52(a)**   AmeriGas 2000 Plan Restricted Unit Grant         AmeriGas         Form 8-K     10.2
               Letter                                        Partners, L.P.     (12/5/05)

  10.53        Storage Transportation Service Agreement         Utilities       Form 10-K     10.25
               (Rate Schedule SST) between Utilities and                        (9/30/02)
               Columbia dated November 1, 1993, as
               modified pursuant to orders of the Federal
               Energy Regulatory Commission

  10.54        Gas Service Delivery and Supply Agreement        Utilities       Form 10-K     10.32
               between Utilities and UGI Energy Services,                       (9/30/04)
               Inc. dated August 1, 2004

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

  10.58        Amendment No. 1 dated November 1, 2004, to       Utilities       Form 10-K     10.26
               the Service Agreement (Rate FSS) dated as                        (9/30/04)
               of November 1, 1989 between Utilities and
               Columbia, as modified pursuant to the
               orders of the Federal Energy Regulatory
               Commission at Docket No.
               RS92-5-000 reported at Columbia Gas
               Transmission Corp., 64 FERC (pilcrow sign)
               61,060 (1993), order on rehearing, 64 FERC
               (pilcrow sign) 61,365 (1993)

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
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

  10.62        Firm Transportation Service Agreement (Rate      Utilities       Form 10-K     10.34
               Schedule FTS) between Utilities and                              (9/30/04)
               Columbia Gas Transmission dated November 1,
               2004

  10.63        Amendment Agreement dated June 18, 2004,            UGI          Form 10-Q     10.5
               relating to the Senior Facilities Agreement                      (6/30/04)
               dated June 26, 2003, as Amended and
               Restated, between AGZ Holding, as Parent,
               Antargaz, the Senior Lenders, (as defined
               therein) and Calyon, as Mandated Lead
               Arranger, Facility Agent and Security Agent

  10.64        Creditor Accession Agreement dated June 18,         UGI          Form 10-Q     10.6
               2004, between UGI Bordeaux Holding, as the                       (6/30/04)
               New Investor, and Calyon, as Security Agent

  10.65        Letter of Undertakings dated June 18, 2004,         UGI          Form 10-Q     10.7
               by UGI Bordeaux Holding to AGZ Holding, the                      (6/30/04)
               Parent of Antargaz, and Calyon, the
               Facility Agent, acting on behalf of the
               Lenders, (as defined within the Senior
               Facilities Agreement)

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.66        Tax Consolidation Agreement, dated June 18,         UGI          Form 10-Q     10.8
               2004, entered into by UGI Bordeaux Holding                       (6/30/04)
               and its Subsidiaries named therein

 *10.67**      UGI Corporation 2004 Omnibus Equity
               Compensation Plan Sub-Plan for French
               Employees

 *10.67(a)     UGI Corporation 2004 Omnibus Equity
               Compensation Plan Sub-Plan for French
               Employees Performance Unit Grant Letter

  10.68        Senior Facilities Agreement dated June 26,          UGI          Form 10-Q     10.1
               2003 as Amended and Restated July 2, 2003,                       (3/31/04)
               between AGZ Holding and Antargaz, Credit
               Lyonnais, as Mandated Lead Arranger,
               Facility Agent and Security Agent, and the
               Financial Institutions named therein

  10.69        Form of Amendment Agreement dated January           UGI          Form 10-Q     10.1(a)
               15, 2004 to Senior Facilities Agreement, as                      (3/31/04)
               Amended and Restated July 2, 2003

  10.70        Pledge of Financial Instruments Account             UGI          Form 10-Q     10.2
               relating to Financial Instruments held by                        (3/31/04)
               AGZ Holding in Antargaz, dated July 7,
               2003, between AGZ Holding, as Pledgor, and
               Credit Lyonnais, as Security Agent, and the
               Senior Lenders

  10.71        Pledge of Financial Instruments Accounts            UGI          Form 10-Q     10.3
               relating to Financial Instruments held by                        (3/31/04)
               Antargaz in certain subsidiary companies,
               dated July 7, 2003, between Antargaz, as
               Pledgor, and Credit Lyonnais, as Security
               Agent, and the Revolving Lenders

  10.72        Intercreditor Agreement, dated July 7,              UGI          Form 10-Q     10.4
               2003, between AGZ Holding, Antargaz, AGZ                         (3/31/04)
               Finance, the Senior Lenders (as defined
               therein), the Investors (as defined
               therein), and Credit Lyonnais, as Facility
               Agent for the Senior Lenders and as
               Security Agent

  10.73        Seller's Guarantee dated February 16, 2001          UGI          Form 10-Q     10.5
               among Elf Antar France, Elf Aquitaine and                        (3/31/04)
               AGZ Holding

                           INCORPORATION BY REFERENCE

 EXHIBIT NO.                     EXHIBIT                       REGISTRANT         FILING      EXHIBIT
------------                     -------                       ----------         ------      -------
  10.74**      AmeriGas Propane, Inc. Discretionary             AmeriGas        Form 10-K     10.2
               Long-Term Incentive Plan for Non-Executive    Partners, L.P.     (9/30/02)
               Key Employees

  10.75**      Summary of Director Compensation                    UGI          Form 10-Q     10.1
                                                                                (12/31/04)

    *13        Pages 13 through 59 of the 2005 Annual
               Report to Shareholders

     14        Code of Ethics for principal executive,             UGI          Form 10-K     14
               financial and accounting officers                                (9/30/03)

    *21        Subsidiaries of the Registrant

    *23        Consent of PricewaterhouseCoopers LLP

  *31.1        Certification by the Chief Executive
               Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
               September 30, 2005 pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

  *31.2        Certification by the Chief Financial
               Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
               September 30, 2005 pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

    *32        Certification by the Chief Executive
               Officer and the Chief Financial Officer
               relating to the Registrant's Report on Form
               10-K for the fiscal year ended September
               30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UGI CORPORATION


Date: December 6, 2005                  By: Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President - Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2005, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                               TITLE
---------                               -----


Lon R. Greenberg                        Chairman
-------------------------------------   and Chief Executive Officer
Lon R. Greenberg                        (Principal Executive Officer)
                                        and Director


John L. Walsh                           President and Chief
-------------------------------------   Operating Officer
John L. Walsh                           (Principal Operating Officer)
                                        and Director


Anthony J. Mendicino                    Senior Vice President - Finance
-------------------------------------   and Chief Financial Officer
Anthony J. Mendicino                    (Principal Financial Officer)


Michael J. Cuzzolina                    Vice President - Accounting and
-------------------------------------   Financial Control
Michael J. Cuzzolina                    (Principal Accounting Officer)


Stephen D. Ban                          Director
-------------------------------------
Stephen D. Ban


Thomas F. Donovan                       Director
-------------------------------------
Thomas F. Donovan

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 6, 2005, by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                               TITLE
---------                               -----


Richard C. Gozon                        Director
-------------------------------------
Richard C. Gozon


Ernest E. Jones                         Director
-------------------------------------
Ernest E. Jones


Anne Pol                                Director
-------------------------------------
Anne Pol


Marvin O. Schlanger                     Director
-------------------------------------
Marvin O. Schlanger


James W. Stratton                       Director
-------------------------------------
James W. Stratton

                        UGI CORPORATION AND SUBSIDIARIES

                              FINANCIAL INFORMATION

                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED SEPTEMBER 30, 2005

                        UGI CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated December 13, 2005, and Management's Report on Internal Control over Financial Reporting listed in the following index, are included in UGI's 2005 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 7, 7A, 8 and 9A(b), the 2005 Annual Report to Shareholders is not to be deemed filed as part of this Report.

                                                                    Reference
                                                            -------------------------
                                                                            Annual
                                                                           Report to
                                                             Form 10-K   Shareholders
                                                              (page)        (page)
                                                            ----------   ------------
Management's Report on Internal Control over Financial
   Reporting                                                Exhibit 13        29

Report of Independent Registered Public Accounting Firm:

   On Consolidated Financial Statements and Internal
      Control over Financial Reporting                      Exhibit 13        30

   On Financial Statement Schedules                             F-4

Financial Statements:

   Consolidated Balance Sheets, September 30,
      2005 and 2004                                         Exhibit 13     32 to 33

   For the years ended September 30, 2005,
      2004 and 2003:

      Consolidated Statements of Income                     Exhibit 13        31

      Consolidated Statements of Cash Flows                 Exhibit 13        34

      Consolidated Statements of Stockholders'
         Equity                                             Exhibit 13        35

                        UGI CORPORATION AND SUBSIDIARIES

                                                  Reference
                                          -------------------------
                                                          Annual
                                                         Report to
                                           Form 10-K   Shareholders
                                            (page)        (page)
                                          ----------   ------------
Notes to Consolidated Financial
   Statements                             Exhibit 13     36 to 59

Supplementary Data (unaudited):

Quarterly Data for the years ended
   September 30, 2005 and 2004            Exhibit 13        58

Financial Statement Schedules:

For the years ended September 30, 2005,
   2004 and 2003:

   I  - Condensed Financial
           Information of Registrant
           (Parent Company)               S-1 to S-3

   II - Valuation and Qualifying
           Accounts                       S-4 to S-5

Annual Report on Form 10-K/A

     An annual Report on Form 10-K/A for the UGI Utilities, Inc., AmeriGas Propane, Inc. and UGI HVAC Enterprises, Inc. savings plans will be filed by amendment within the time period specified by Rule 15d-21(b).

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UGI Corporation:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 13, 2005 appearing in the 2005 Annual Report to Shareholders of UGI Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 13, 2005

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                                 BALANCE SHEETS
                              (Millions of dollars)

                                                                         September 30,
                                                                       -----------------
                                                                         2005      2004
                                                                       --------   ------
ASSETS
Current assets:
   Cash and cash equivalents                                           $    0.3   $  0.7
   Accounts and notes receivable                                           14.0      4.2
   Deferred income taxes                                                    0.2      0.2
   Prepaid expenses and other current assets                                0.5      0.4
                                                                       --------   ------
      Total current assets                                                 15.0      5.5
Investments in subsidiaries                                             1,111.8    956.1
Other assets                                                                8.4     11.4
                                                                       --------   ------
      Total assets                                                     $1,135.2   $973.0
                                                                       ========   ======
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts and notes payable                                          $   10.3   $ 10.2
   Accrued liabilities                                                      7.7      5.9
                                                                       --------   ------
      Total current liabilities                                            18.0     16.1
Noncurrent liabilities                                                    119.6    122.8
Commitments and contingencies
Common stockholders' equity:
   Common Stock, without par value (authorized - 300,000,000 shares;
      issued - 115,152,994 shares)                                        793.6    762.6
   Retained earnings                                                      266.3    146.2
   Accumulated other comprehensive income                                  16.5     22.6
   Accumulated other comprehensive income                                    --       --
   Unearned compensation - restricted stock                                  --       --
                                                                       --------   ------
                                                                        1,076.4    931.4
   Less treasury stock, at cost                                           (78.8)   (97.3)
                                                                       --------   ------
      Total common stockholders' equity                                   997.6    834.1
                                                                       --------   ------
      Total liabilities and common stockholders' equity                $1,135.2   $973.0
                                                                       ========   ======

Commitments and Contingencies:

     In addition to the guarantees of FLAGA debt described in Note 3 to Consolidated Financial Statements, at September 30, 2005, UGI Corporation had agreed to indemnify the issuers of $30.1 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $10.0 in supplier obligations on behalf of UGI Development Company, of which $5.3 of such obligations were outstanding as of September 30, 2005. UGI Corporation is also authorized to guarantee up to $265.0 of supplier obligations of UGI Energy Services, Inc., of which $257.2 of such obligations were outstanding as of September 30, 2005.

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                              STATEMENTS OF INCOME
                 (Millions of dollars, except per share amounts)

                                                          Year Ended
                                                         September 30,
                                                 ----------------------------
                                                   2005       2004      2003
                                                 --------   -------   -------
Revenues                                         $     --   $    --   $    --
Costs and expenses:
   Operating and administrative expenses             30.0      24.5      18.6
   Other income, net                                (29.5)    (24.0)    (17.6)
                                                 --------   -------   -------
                                                      0.5       0.5       1.0
                                                 --------   -------   -------
Operating loss                                       (0.5)     (0.5)     (1.0)
Interest expense on intercompany debt                (3.7)     (2.2)     (1.5)
                                                 --------   -------   -------
Loss before income taxes                             (4.2)     (2.7)     (2.5)
Income tax expense (benefit)                          1.0      (1.3)     (2.4)
                                                 --------   -------   -------
Loss before equity in income of unconsolidated
   subsidiaries                                      (5.2)     (1.4)     (0.1)
Equity in income of unconsolidated
   subsidiaries                                     192.7     113.0      99.0
                                                 --------   -------   -------
Net income                                       $  187.5   $ 111.6   $  98.9
                                                 ========   =======   =======
Earnings per common share:
   Basic                                         $   1.81   $  1.18   $  1.17
                                                 ========   =======   =======
   Diluted                                       $   1.77   $  1.15   $  1.14
                                                 ========   =======   =======
Average common shares outstanding (millions):
   Basic                                          103.877    94.616    84.440
                                                 ========   =======   =======
   Diluted                                        105.723    96.682    86.472
                                                 ========   =======   =======

                        UGI CORPORATION AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS
                              (Millions of dollars)

                                                                Year Ended
                                                               September 30,
                                                         ------------------------
                                                          2005     2004     2003
                                                         ------   ------   ------
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)            $ 93.3   $103.1   $102.0
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in unconsolidated subsidiaries             (53.4)  (300.2)  (117.1)
   Repayments to unconsolidated subsidiary                   --       --       --
                                                         ------   ------   ------
      Net cash used by investing activities               (53.4)  (300.2)  (117.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends on Common Stock                   (67.4)   (56.3)   (47.7)
   Issuance of intercompany long-term debt                   --       --     44.5
   Issuance of Common Stock                                27.1    254.1     18.8
   Repurchases of Common Stock                               --     (0.6)    (0.1)
                                                         ------   ------   ------
      Net cash provided (used) by financing activities    (40.3)   197.2     15.5
                                                         ------   ------   ------
Cash and cash equivalents increase (decrease)            $ (0.4)  $  0.1   $  0.4
                                                         ======   ======   ======
Cash and cash equivalents:
   End of period                                         $  0.3   $  0.7   $  0.6
   Beginning of period                                      0.7      0.6      0.2
                                                         ------   ------   ------
      Increase (decrease)                                $ (0.4)  $  0.1   $  0.4
                                                         ======   ======   ======

(a) Includes dividends received from unconsolidated subsidiaries of $98.5, $99.0 and $94.0, respectively, for the years ended September 30, 2005, 2004 and 2003.

                        UGI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)


                                                                                  Charged
                                                         Balance at              (credited)                             Balance at
                                                         beginning              to costs and                              end of
                                                          of year                 expenses            Other                year
                                                          -------                 --------            -----                ----

Year Ended September 30, 2005
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

            Allowance for doubtful accounts               $  22.3                $  25.1          $  (19.0) (1)            $  29.2
                                                          =======                                                          =======
                                                                                                       0.8  (2)

Other reserves:

            Self-insured property and casualty
            liability                                     $  57.8                $  25.9          $  (17.7) (3)            $  66.0
                                                          =======

            Insured property and casualty liability       $   0.6                                                          $   0.6
                                                          =======                                                          =======

            Environmental, litigation and other           $  34.7                $ (11.1)         $   (4.7) (3)            $  19.7
                                                          =======                                                          =======
                                                                                                       0.8  (2)



Year Ended September 30, 2004
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

            Allowance for doubtful accounts               $  14.8                $  17.3          $  (16.8) (1)            $  22.3
                                                          =======                                                          =======
                                                                                                       1.4  (2)
                                                                                                       5.6  (4)

Other reserves:

            Self-insured property and casualty
            liability                                     $  48.4                $  26.1          $  (17.3) (3)            $  57.8
                                                          =======                                                          =======
                                                                                                       0.6  (4)

            Insured property and casualty liability       $   0.6                                                          $   0.6
                                                          =======                                                          =======

            Environmental, litigation and other           $  15.7                $   6.3           $  (3.8) (3)            $  34.7
                                                          =======                                                          =======
                                                                                                      16.0  (4)
                                                                                                       0.5  (2)

                        UGI CORPORATION AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                              (Millions of dollars)


Year Ended September 30, 2003
-----------------------------
Reserves deducted from assets in
  the consolidated balance sheet:

            Allowance for doubtful accounts                   $  11.8        $  18.5       $  (15.8) (1)        $  14.8
                                                              =======                                           =======
                                                                                                0.3  (2)
Other reserves:

            Self-insured property and casualty liability      $  42.7        $  21.2       $  (15.1) (3)        $  48.4
                                                              =======                                           =======
                                                                                               (0.4) (2)

            Insured property and casualty liability           $   3.5        $  (2.8)      $   (0.1) (3)       $   0.6
                                                              =======                                           =======

            Environmental, litigation and other               $  13.9        $   6.0       $   (4.6) (3)        $  15.7
                                                              =======                                           =======
                                                                                                0.4  (2)






(1) Uncollectible accounts written off, net of recoveries.
(2) Other adjustments.
(3) Payments, net.
(4) Acquisition.

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   10.15      Letter Agreement dated May 15, 2002 regarding severance
              arrangement for Mr. Varagne

   10.30      Description of oral employment at-will agreements for Messrs.
              Greenberg, Mendicino, Varagne and Walsh

   10.67      UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for
              French Employees

   10.67(a)   UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for
              French Employees Performance Unit Grant Letter

   13         Pages 13 through 59 of the 2005 Annual Report to Shareholders

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