Form 10-Q
period 2005-12-31
UGI CORP /PA/
filed 2006-02-09
CIK 884614

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer X Accelerated filer __ Non-accelerated filer __

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

         At January 31, 2006, there were 105,075,576 shares of UGI Corporation Common Stock, without par value, outstanding.

================================================================================

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                PAGES
                                                                                                -----
PART I  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of December 31, 2005,
                      September 30, 2005 and December 31, 2004                                    1

                Condensed Consolidated Statements of Income for the three
                      months ended December 31, 2005 and 2004                                     2

                Condensed Consolidated Statements of Cash Flows for the
                      three months ended December 31, 2005 and 2004                               3

                Notes to Condensed Consolidated Financial Statements                            4 - 19

     Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                      20 - 30

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     30 - 32

     Item 4.    Controls and Procedures                                                          33

PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                                 34

     Item 6.   Exhibits                                                                        34 - 36

     Signatures                                                                                  37

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                               December 31,      September 30,        December 31,
                                                                                  2005               2005                2004
                                                                               ------------      -------------        ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                   $  284.6            $  315.0            $  121.7
    Restricted cash                                                                237.7                  --                  --
    Short-term investments (at cost, which approximates fair value)                 75.0                70.0                55.0
    Accounts receivable (less allowances for doubtful accounts of
         $31.9, $29.2 and $26.9, respectively)                                     675.7               421.8               644.4
    Accrued utility revenues                                                        59.2                10.4                38.8
    Inventories                                                                    262.0               239.9               226.3
    Deferred income taxes                                                           26.3                24.4                22.0
    Derivative financial instruments                                                16.5                60.3                 0.8
    Deferred fuel costs                                                              9.4                  --                  --
    Prepaid expenses and other current assets                                       21.8                30.5                33.3
                                                                                --------            --------            --------
       Total current assets                                                      1,668.2             1,172.3             1,142.3

Property, plant and equipment, at cost (less accumulated depreciation
    and amortization of $1,012.9, $986.9 and $924.9, respectively)               1,805.7             1,802.7             1,843.0

Goodwill and excess reorganization value                                         1,222.1             1,231.2             1,305.3
Intangible assets (less accumulated amortization of
    $48.9, $45.4 and $32.6, respectively)                                          166.4               172.6               200.6
Utility regulatory assets                                                           61.8                61.3                65.6
Other assets                                                                       133.7               131.4               123.1
                                                                                --------            --------            --------
       Total assets                                                             $5,057.9            $4,571.5            $4,679.9
                                                                                ========            ========            ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
    Current maturities of long-term debt                                        $  423.0            $  252.0            $  175.9
    AmeriGas Propane bank loans                                                       --                  --                30.0
    UGI Utilities bank loans                                                       145.5                81.2                83.0
    Other bank loans                                                                16.7                16.2                19.2
    Accounts payable                                                               619.2               399.7               521.7
    Deferred fuel refunds                                                             --                17.4                 3.0
    Other current liabilities                                                      380.3               396.6               380.3
                                                                                --------            --------            --------
       Total current liabilities                                                 1,584.7             1,163.1             1,213.1

Long-term debt                                                                   1,454.5             1,392.5             1,561.9
Deferred income taxes                                                              483.5               477.5               473.6
Other noncurrent liabilities                                                       324.4               334.5               342.5
                                                                                --------            --------            --------
       Total liabilities                                                         3,847.1             3,367.6             3,591.1

Commitments and contingencies (note 7)

Minority interests                                                                 198.0               206.3               169.8

Common stockholders' equity:
    Common Stock, without par value (authorized - 300,000,000 shares;
       issued - 115,152,994 shares)                                                795.0               793.6               763.3
    Retained earnings                                                              306.8               266.3               208.4
    Accumulated other comprehensive (loss) income                                  (10.8)               16.5                42.2
    Notes receivable from employees                                                   --                  --                (0.2)
                                                                                --------            --------            --------
                                                                                 1,091.0             1,076.4             1,013.7
    Treasury stock, at cost                                                        (78.2)              (78.8)              (94.7)
                                                                                --------            --------            --------
       Total common stockholders' equity                                         1,012.8               997.6               919.0
                                                                                --------            --------            --------
       Total liabilities and stockholders' equity                               $5,057.9            $4,571.5            $4,679.9
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

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                                   Three Months Ended
                                                                      December 31,
                                                             -------------------------------
                                                                 2005             2004
                                                             -------------    --------------
Revenues                                                      $   1,577.9     $     1,362.4

Costs and expenses:
    Cost of sales                                                 1,150.7             925.2
    Operating and administrative expenses                           235.4             247.8
    Utility taxes other than income taxes                             3.3               3.2
    Depreciation and amortization                                    36.3              37.6
    Other income, net                                                (8.0)            (26.4)
                                                             -------------    --------------
                                                                  1,417.7           1,187.4
                                                             -------------    --------------
Operating income                                                    160.2             175.0
Loss from equity investees                                           (0.6)             (0.7)
Interest expense                                                    (32.6)            (33.5)
                                                             -------------    --------------
Income before income taxes and minority interests                   127.0             140.8
Income taxes                                                        (38.5)            (42.0)
Minority interests, principally in AmeriGas Partners                (31.0)            (20.6)
                                                             -------------    --------------
Net income                                                   $       57.5     $        78.2
                                                             =============    ==============


Earnings per common share:

    Basic                                                    $       0.55     $        0.76
                                                             =============    ==============

    Diluted                                                  $       0.54     $        0.74
                                                             =============    ==============

Average common shares outstanding (millions):
    Basic                                                         105.157           102.748
                                                             =============    ==============
    Diluted                                                       106.623           105.200
                                                             =============    ==============

Dividends declared per common share                          $     0.1688     $      0.1563
                                                             =============    ==============


See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                         -----------------------------------
                                                                                              2005                2004
                                                                                         ---------------      --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
    Net income                                                                           $         57.5       $        78.2
    Reconcile to net cash provided by operating activities:
         Depreciation and amortization                                                             36.3                37.6
         Minority interests                                                                        31.0                20.6
         Deferred income taxes, net                                                                10.8                 1.5
         Other, net                                                                                (6.5)               (6.3)
         Net change in:
            Accounts receivable and accrued utility revenues                                     (312.2)             (296.3)
            Inventories                                                                           (22.7)              (12.4)
            Deferred fuel costs                                                                   (26.8)               (4.8)
            Accounts payable                                                                      222.0               169.6
            Other current assets and liabilities                                                   (6.9)               17.1
                                                                                         ---------------      --------------
      Net cash (used) provided by operating activities                                            (17.5)                4.8
                                                                                         ---------------      --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
    Expenditures for property, plant and equipment                                                (42.0)              (40.9)
    Net proceeds from disposals of assets                                                           2.2                 6.1
    Acquisitions of businesses, net of cash acquired                                               (0.6)              (24.7)
    Cash restricted for redemption of Antargaz' High Yield Bonds                                 (239.4)                  -
    Other, net                                                                                     (5.0)                2.5
                                                                                         ---------------      --------------
      Net cash used by investing activities                                                      (284.8)              (57.0)
                                                                                         ---------------      --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
    Dividends on UGI Common Stock                                                                 (17.7)              (16.0)
    Distributions on AmeriGas Partners publicly held Common Units                                 (18.1)              (16.5)
    Issuances of debt                                                                             503.1                20.5
    Repayments of debt                                                                           (259.8)               (2.3)
    AmeriGas Propane bank loans increase                                                              -                30.0
    Increase in UGI Utilities bank loans with maturities of three months or less                   64.3                22.1
    Other bank loans increase                                                                       0.6                   -
    Redemption of UGI Utilities preferred shares subject to mandatory redemption                      -               (20.0)
    Issuance of UGI Common Stock                                                                    1.5                 3.1
                                                                                         ---------------      --------------
      Net cash provided by financing activities                                                   273.9                20.9
                                                                                         ---------------      --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (2.0)                3.4
                                                                                         ---------------      --------------

Cash and cash equivalents decrease                                                       $        (30.4)      $       (27.9)
                                                                                         ===============      ==============

Cash and cash equivalents:
    End of period                                                                        $        284.6       $       121.7
    Beginning of period                                                                           315.0               149.6
                                                                                         ---------------      --------------
      Decrease                                                                           $        (30.4)      $       (27.9)
                                                                                         ===============      ==============




See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

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

      We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as the "Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as the "Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At December 31, 2005, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 42.7% limited partner interest in AmeriGas Partners, and effective 44.3% ownership interests in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 56.3% interest in AmeriGas Partners comprises 32,272,101 publicly held Common Units representing limited partner interests.

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

      In addition, Enterprises conducts an energy marketing business primarily in the Eastern region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries and joint-venture affiliate Hunlock Creek Energy Ventures, own and operate interests in Pennsylvania-based electricity generation assets. In addition, Energy Services' wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, "Asset Management"), owns a propane storage terminal located in Chesapeake, Virginia. Through other subsidiaries, Enterprises owns and operates a heating, ventilation, air-

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      conditioning, refrigeration and electrical contracting services business in the Middle Atlantic states ("HVAC/R").

      Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies, which, except for the Partnership, are majority owned, and are together referred to as "we" or the "Company." We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public's limited partner interests in the Partnership and the outside ownership interest in a subsidiary of Antargaz as minority interests. Entities in which we own 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for by the equity method.

      The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2005 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2005 ("Company's 2005 Annual Report"). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

      EARNINGS PER COMMON SHARE. On April 26, 2005, UGI's Board of Directors approved a 2-for-1 common stock split. On May 24, 2005 the Company issued one additional common share for every common share outstanding to shareholders of record on May 17, 2005. Prior-year amounts have been retroactively restated to reflect the effects of the common stock split.

      Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:


-----------------------------------------------------------------------------
                                                       Three Months Ended
                                                           December 31,
                                                   --------------------------
                                                        2005          2004
-----------------------------------------------------------------------------
Denominator (millions of shares):
     Average common shares
          outstanding for basic computation             105.157      102.748
     Incremental shares issuable for stock
          options and awards                              1.466        2.452
-----------------------------------------------------------------------------
Average common shares outstanding for
     diluted computation                                106.623      105.200
-----------------------------------------------------------------------------


      STOCK-BASED COMPENSATION. Under UGI's 2004 Omnibus Equity Compensation Plan ("OECP"), we may grant options to acquire shares of Common Stock, or issue stock-based awards ("Units") to key employees and non-employee directors.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

      The exercise price for options may not be less than the fair market value on the grant date. Grants of stock options may vest immediately or ratably over a period of years (generally three to four year periods) and generally can be exercised no later than ten years from the grant date. There are certain change of control and retirement eligibility conditions that, if met, generally result in an acceleration of vesting.

      Units may vest immediately or ratably over a period of years (generally three to four year periods). Units granted typically provide for the crediting of Common Stock dividend equivalents to participants' accounts. Dividend equivalents on employee awards will be paid in cash. It is the Company's practice to issue treasury shares to satisfy option exercises and Unit awards. The Company does not expect to repurchase shares for such purposes during the year ending September 30, 2006. Dividend equivalents on non-employee director Unit awards are paid in additional Common Stock Units. Stock-based awards may be settled, at the option of the Company, in shares of Common Stock, cash, or a combination of Common Stock and cash. The actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance goals and service conditions.

      Under the OECP, awards representing up to 7,000,000 shares of Common Stock may be granted. The maximum number of shares that may be issued pursuant to grants other than stock options or dividend equivalents is 1,600,000 shares. We did not grant any options or Unit awards during the three months ended December 31, 2005 or 2004.

      Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). Prior to October 1, 2005, as permitted, we applied the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in recording compensation expense for grants of stock, stock options and other equity instruments to employees. Under APB 25, the Company did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123. Under SFAS 123R, all equity-based compensation cost is measured on the grant date or at the end of each period based on the fair value of that award and is recognized in the income statement over the requisite service period.

      As permitted by the standard, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of the that date. We used the Black-Scholes option-pricing model to estimate the fair value of each option prior to adoption of SFAS 123R and we continue to use this model. The adoption of SFAS 123R resulted in pre-tax stock option expense of $0.3 million during the three months ended December 31, 2005 which did not impact our reported basic and diluted earnings per share.

      Both prior to and after the adoption of SFAS 123R, we measured and recorded compensation cost of Units awarded that can be settled in cash or at our option in cash or shares of Common Stock, or a combination of both, based upon their fair value as of the end of each period.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      The fair value of Units is generally dependent upon the Company's stock price and its performance in comparison to a group of peer companies. The fair value of these awards is expensed over requisite service periods. Certain employees of the General Partner have been granted the right to receive AmeriGas Partners Common Units. A total of 700,000 AmeriGas Partners Common Unit awards may be granted under the General Partner's plans. 500,000 of these awards have terms similar to UGI Unit awards and compensation expense is estimated and recorded in the same manner; 200,000 have service requirements only.

      We recorded total net pre-tax equity-based compensation (benefit) expense of ($4.7) million and $4.5 million, during the three months ended December 31, 2005 and 2004, respectively. The period ended December 31, 2005 reflects a net compensation benefit due predominately to changes in stock prices.

      The following table illustrates the effects on net income and basic and diluted earnings per share as if we had applied the provisions of SFAS 123R to all stock-based compensation awards for the period prior to the adoption of SFAS 123R.


-----------------------------------------------------------------------------------------------------
For the Three Months Ended December 31, 2004
-----------------------------------------------------------------------------------------------------
Net income, as reported                                                                       $ 78.2
Add:  Stock and unit-based employee
     compensation expense included in
     reported net income, net of related tax effects                                             2.7
Deduct: Total stock and unit-based
     employee compensation expense
     determined under the fair value method
     for all awards, net of related tax effects                                                 (3.0)
-----------------------------------------------------------------------------------------------------
Pro forma net income                                                                          $ 77.9
-----------------------------------------------------------------------------------------------------

Basic earnings per share:
     As reported                                                                              $ 0.76
     Pro forma                                                                                $ 0.76

Diluted earnings per share:
     As reported                                                                              $ 0.74
     Pro forma                                                                                $ 0.74
-----------------------------------------------------------------------------------------------------

      The total net after-tax compensation benefit recorded during the three months ended December 31, 2005 was $3.2 million which reflects option, UGI Unit and AmeriGas Partners Common Unit awards.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

      The following table provides stock option activity information:
--------------------------------------------------------------------------------


                                                                                Weighted
                                                                   Weighted     Average
                                                                   Average     Remaining
                                                                   Exercise       Term       Intrinsic
                                                    Shares           Price       (years)       Value
----------------------------------------------------------------------------------------------------------
Shares under option - September 30, 2005            4,953,018         $ 15.95
Exercised                                             (13,100)        $ 10.51                $0.2 million
Forfeited                                             (23,000)        $ 17.54
Shares under option - December 31, 2005             4,916,918         $ 15.95     7.7       $22.8 million
Options exercisable - December 31, 2005             2,080,720         $ 12.39     5.8       $17.1 million

Unvested options - December 31, 2005                2,836,198         $ 18.57     8.3        $5.8 million
----------------------------------------------------------------------------------------------------------

Cash received from the exercises of stock options and any associated tax benefits were not material during the three months ended December 31, 2005.

The assumptions used to estimate the fair value of stock options were as follows:
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
Expected life of option                            6 years
Expected volatility                             17.7% to 21.6%
Expected dividend yield                          4.1% to 6.1%
Risk free interest rate                          3.1% to 4.0%
--------------------------------------------------------------------------------

The expected term of option awards represents the period of time which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on the historical volatility of the price of UGI's Common Stock. Expected dividend yield is based on the historical UGI dividend rates. The risk free interest rate is based upon U.S. Treasury bonds with comparable terms to the options in effect on the date of grant. As of December 31, 2005, there was $2.3 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.2 years.

Also, as of December 31, 2005, there was a total of approximately $5.8 million of unrecognized compensation cost associated with 670,934 UGI Unit awards that are expected to be recognized over a weighted average period of 1.8 years. There was a total of $0.6 million of unrecognized compensation expense associated with 89,967 of AmeriGas Partners Common Unit awards that are expected to be recognized over a weighted average period of 1.7 years. AmeriGas Partners Common Unit awards granted during the three months ended December 31, 2005 and 2004 and any associated expense was not material to the Company's financial position, results of operations or cash flows. At December 31, 2005, total liabilities of $14.4 million associated with both UGI's and the General Partner's plans are reflected in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

The following table illustrates Unit and AmeriGas Partners Common Unit award activity:
--------------------------------------------------------------------------------


                                                                    Number of               Average Fair
                                                                    UGI Units             Value (per Unit)
---------------------------------------------------------------------------------------------------------------
Non-vested awards - September 30, 2005                                 322,550                 $ 30.01
Vested                                                                 (20,250)
Non-vested awards - December 31, 2005                                  302,300                 $ 22.34
---------------------------------------------------------------------------------------------------------------
                                                                    Number of
                                                                AmeriGas Partners           Average Fair
                                                                  Common Units            Value (per Unit)
---------------------------------------------------------------------------------------------------------------
Non-vested awards - September 30, 2005 (a)                             112,967                 $ 37.31
Non-vested awards - December 31, 2005 (a)                               86,967                 $ 32.65
---------------------------------------------------------------------------------------------------------------

(a) The decrease in non-vested AmeriGas Partners Common Unit awards from September 30, 2005 compared to December 31, 2005 is primarily a result of market performance conditions not being met.

COMPREHENSIVE INCOME. The following table presents the components of comprehensive income (loss) for the three months ended December 31, 2005 and 2004.
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                   ------------------------
                                                                                       2005        2004
-----------------------------------------------------------------------------------------------------------
Net income                                                                           $  57.5      $ 78.2
Other comprehensive (loss) income                                                      (27.3)       19.6
-----------------------------------------------------------------------------------------------------------
Comprehensive income                                                                 $  30.2      $ 97.8
-----------------------------------------------------------------------------------------------------------

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

SEGMENT INFORMATION

We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment comprising FLAGA and our international LPG equity investment in China ("Other"); (4) Gas Utility; (5) Electric Utility; and (6) Energy Services (comprising Energy

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

Services' gas marketing business, UGID's electricity generation business and Asset Management's propane terminal business). We refer to both international segments collectively as "International Propane."

The accounting policies of the six segments disclosed are the same as those described in the Organization and Significant Accounting Policies note contained in the Company's 2005 Annual Report. We evaluate AmeriGas Propane's performance principally based upon the Partnership's earnings before interest expense, income taxes, depreciation and amortization ("Partnership EBITDA"). Although we use Partnership EBITDA to evaluate AmeriGas Propane's profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. The Company's definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)


2. SEGMENT INFORMATION (CONTINUED)


Three Months Ended December 31, 2005:



                                                                                    Reportable Segments
                                                         ------------------------------------------------------------------------
                                                                                                   International Programs
                                                         AmeriGas    Gas      Electric     Energy  ---------------------  Corporate
                                     Total       Elims.  Propane   Utility    Utility     Services  Antargaz   Other (a) & Other (b)
                                    -------     -------  --------  --------   --------    --------  ---------  --------   ---------
Revenues                            $1,577.9    $ (34.1) $  630.2   $ 219.8    $   23.9   $  451.4  $  248.8   $  18.8   $   19.1
                                    ========    =======  ========   =======    ========   ========  ========   =======   ========

Cost of sales                       $1,150.7    $ (33.1) $  407.8   $ 159.9    $   11.3   $  433.7  $  146.4   $  12.7   $   12.0
                                    ========    =======  ========   =======    ========   ========  ========   =======   ========

Segment profit:
 Operating income                   $  160.2    $    --  $   74.7   $  35.7    $    6.5   $    8.2  $   33.2   $   0.4   $    1.5
 Loss from equity investees             (0.6)        --        --        --          --         --      (0.6)       --         --
 Interest expense                      (32.6)        --     (18.9)     (5.1)       (0.5)        --      (7.6)     (0.5)        --
 Minority interests                    (31.0)      (0.1)    (31.0)       --          --         --       0.1        --         --
                                    --------    -------  --------   -------    --------   --------  --------   -------   --------
 Income before income taxes         $   96.0    $  (0.1) $   24.8   $  30.6    $    6.0   $    8.2  $   25.1   $  (0.1)  $    1.5
                                    ========    =======  ========   =======    ========   ========  ========   =======   ========
 Depreciation and amortization      $   36.3    $    --  $   18.3   $   5.4    $    0.8   $    1.5  $    9.0   $   1.2   $    0.1
 Partnership EBITDA (d)                                  $   92.2

Segment assets (at period end)      $5,057.9    $(335.9) $1,720.0   $ 896.8    $  104.2   $  307.8  $1,713.5   $ 154.1   $  497.4
                                    ========    =======  ========   =======    ========   ========  ========   =======   ========

Investments in equity
  investees (at period end)         $   12.3    $    --  $     --   $    --    $     --   $    8.6  $    1.0   $   2.7   $     --
                                    ========    =======  ========   =======    ========   ========  ========   =======   ========

Goodwill and excess reorganization
  value (at period end)             $1,222.1    $  (4.0) $  618.2   $    --    $    --    $   11.8  $  523.4   $  66.3   $    6.4
                                    ========    =======  ========   =======    ========   ========  ========   =======   ========

Three Months Ended December 31, 2004:


                                                                                    Reportable Segments
                                                         ------------------------------------------------------------------------
                                                                                                   International Programs
                                                         AmeriGas    Gas      Electric     Energy  ---------------------  Corporate
                                     Total       Elims.  Propane   Utility    Utility     Services  Antargaz   Other (a) & Other (b)
                                    -------     -------  --------  --------   --------    --------  ---------  --------   ---------
Revenues                            $ 1,362.4   $    --  $  556.2   $ 161.2    $   22.3   $  329.0  $  258.0   $  20.2   $   15.5
                                    =========   =======  ========   =======    ========   ========  ========   =======   ========

Cost of sales                       $   925.2   $    --  $  351.1   $ 106.6    $   11.0   $  313.2  $  121.9   $  12.0   $    9.4
                                    =========   =======  ========   =======    ========   ========  ========   =======   ========

Segment profit:
    Operating income (c)            $   175.0   $    --  $   58.6   $  28.1    $    4.7   $    6.1  $   75.8   $   1.6   $    0.1
                                    ---------   -------  --------   --------   --------   --------  --------   -------   --------
    Loss from equity investees           (0.7)       --        --        --          --         --      (0.6)     (0.1)        --
    Interest expense                    (33.5)       --     (20.5)     (4.1)       (0.5)        --      (7.6)     (0.9)       0.1
    Minority interests                  (20.6)      3.9     (24.2)       --          --         --      (0.3)       --         --
                                    ---------   -------  --------   --------   --------   --------  ---------  -------   --------
    Income before income taxes (c)  $   120.2   $   3.9  $   13.9   $  24.0    $    4.2   $    6.1  $    67.3  $   0.6   $    0.2
                                    =========   =======  ========   =======    ========   ========  =========  =======   ========
    Depreciation and amortization   $    37.6   $    --  $   19.3   $   5.1    $    0.7   $    1.3  $     9.6  $   1.3   $    0.3
    Partnership EBITDA (d)                               $   86.4

Segment assets (at period end)      $ 4,679.9   $(334.6) $1,639.9   $ 809.6    $   91.0   $  298.3  $ 1,561.3  $ 172.8   $  441.6
                                    =========   =======  ========   =======    ========   ========  =========  =======   ========

Investments in equity
  investees (at period end)         $    15.1   $    --  $     --   $    --    $     --   $    8.5  $     3.8  $   2.8   $     --
                                    =========   =======  ========   =======    ========   ========  =========  =======   ========

Goodwill and excess reorganization
  value (at period end)             $ 1,305.3   $    --  $  616.8   $    --    $     --   $    5.0  $   603.6  $  74.4   $   5.5
                                    =========   =======  ========   =======    ========   ========  =========  =======   ========



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

      (c) International Propane-Antargaz' results for the three months ended December 31, 2004 include $19.9 of operating income and income before income taxes due to the resolution of certain non-income tax contingencies as of December 31, 2004 (see Note 7).

      (d) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,           2005          2004
-------------------------------          -------      --------
Partnership EBITDA (i)                    $ 92.2      $   86.4
Depreciation and amortization (ii)         (18.2)        (19.3)
Minority interests (iii)                     0.7           0.6
Gain on sale of Atlantic Energy               --          (9.1)
                                         -------      --------
Operating income                          $ 74.7      $   58.6
                                         =======      ========

(i) Includes a $9.1 gain on the sale of Atlantic Energy to Energy Services during the three months ended December 31, 2004.

(ii) Excludes General Partner depreciation and amortization of $0.1 in the three months ended December 31, 2005.

 (iii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


2.    LONG-TERM DEBT

      In December 2005, UGI Utilities refinanced $50 million of its maturing 7.14% Medium-Term Notes with proceeds from the issuance of $50 million of 5.64% Medium-Term Notes due in December 2015. These Medium-Term Notes were issued pursuant to the UGI Utilities' $125 million shelf registration statement with the SEC.

      On December 7, 2005, Antargaz executed a new five-year, floating rate Senior Facilities Agreement with a major French bank providing for a E380 million term loan and a E50 million revolving credit facility. The proceeds of the term loan were used in December 2005 to repay immediately the existing E175 million Senior Facilities term loan and for general corporate purposes. As of December 31, 2005, AGZ Finance had notified the holders of its High Yield Bonds of its decision to redeem them, including a premium, pursuant to the Trust Deed. Approximately E200 million of the proceeds from the new Senior Facilities Agreement were used to fund the redemption of the High Yield Bonds in January 2006. This amount is reflected in restricted cash on the Condensed Consolidated Balance Sheet at December 31, 2005. In addition, Antargaz executed an interest rate swap agreement with the same bank to fix the rate of interest on the term loan for the duration of the loan at a rate of approximately 4%.

      In January 2006, the Partnership and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance $59.5 million of the Partnership's $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium, and AmeriGas OLP's $35 million term loan due October 1, 2006. On January 27, 2006, AmeriGas OLP notified the holders of its $160 million Series A and $68.8 million Series C First Mortgage Notes of its intention to redeem the notes, including a make-whole premium, on February 16, 2006. UGI expects to incur an after-tax loss on extinguishment of debt associated with these refinancings of approximately $4 to $4.5 million during the three months ending March 31, 2006.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


4.    INTANGIBLE ASSETS

      The Company's intangible assets comprise the following:

--------------------------------------------------------------------------------
                                                 December 31,     September 30,
                                                     2005              2005
--------------------------------------------------------------------------------
Not subject to amortization:
     Goodwill                                     $ 1,128.8         $ 1,137.9
     Excess reorganization value                       93.3              93.3
--------------------------------------------------------------------------------
                                                  $ 1,222.1         $ 1,231.2
--------------------------------------------------------------------------------

Other intangible assets:
     Customer relationships,  noncompete
        agreements and other                      $   175.1         $   177.2
     Trademark (not subject to amortization)           40.2              40.8
--------------------------------------------------------------------------------
        Gross carrying amount                         215.3             218.0
--------------------------------------------------------------------------------
        Accumulated amortization                      (48.9)            (45.4)
--------------------------------------------------------------------------------
     Net carrying amount                          $   166.4         $   172.6
================================================================================

      Changes in intangible assets during the three months ended December 31, 2005 principally reflect the effects of foreign currency translation. Amortization expense of intangible assets was $4.0 million and $4.4 million for the three months ended December 31, 2005 and 2004, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2006 - $15.8 million; Fiscal 2007 - $15.2 million; Fiscal 2008 - $14.8 million; Fiscal 2009 - $14.1 million; Fiscal 2010 - $12.8 million.

5.    ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

      Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in August 2007. In order to provide additional short-term liquidity during the peak heating season due to increased product costs, the maximum level of funding available at any one point in time from this facility was temporarily increased to $300 million for the period from November 1, 2005 to April 24, 2006. After April 24, 2006, the maximum level of funding available at any one time from this facility is $150 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      During the three months ended December 31, 2005, Energy Services sold trade receivables totaling $393.9 million to ESFC. During the three months ended December 31, 2005, ESFC sold an aggregate $242.5 million of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2005, the outstanding balance of ESFC trade receivables was $64.5 million, which is net of $95 million that was sold to the commercial paper conduit and removed from the balance sheet.

      In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At December 31, 2005, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility, which we intend to renew, expires in April 2006.

6.    DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS

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

      Net periodic pension expense and other postretirement benefit costs include the following components:

-----------------------------------------------------------------------------------------
                                                                           Other
                                              Pension Benefits    Postretirement Benefits
                                             Three Months Ended     Three Months Ended
                                                December 31,           December 31,
                                             -------------------  -----------------------
                                               2005        2004      2005          2004
-----------------------------------------------------------------------------------------
Service cost                                  $ 1.5       $ 1.4     $ 0.1         $ 0.1
Interest cost                                   3.5         3.5       0.3           0.5
Expected return on assets                      (4.7)       (4.5)     (0.2)         (0.1)
Amortization of:
        Transition obligation                    --          --       0.1           0.2
        Prior service cost (benefit)            0.2         0.2      (0.1)           --
        Actuarial loss                          0.4         0.4       0.1           0.1
-----------------------------------------------------------------------------------------
Net benefit cost                                0.9         1.0       0.3           0.8
Change in regulatory assets and liabilities      --          --       0.7           0.3
-----------------------------------------------------------------------------------------
Net expense                                   $ 0.9       $ 1.0     $ 1.0         $ 1.1
-----------------------------------------------------------------------------------------

      UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2006 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


     between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2005, nor are they expected to be material for the year ending September 30, 2006.

      We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense for these plans of $0.5 million and $0.4 million for the three months ended December 31, 2005 and 2004, respectively.

7.    COMMITMENTS AND CONTINGENCIES

      The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $9 million at December 31, 2005. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

      On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At December 31, 2005, the potential amount payable under this indemnity by the Company Parties was approximately $58 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement,

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

      Samuel and Brenda Swiger and their son (the "Swigers") sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as "UGI/AmeriGas, Inc."), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney's fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants' failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs' motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a crossclaim against CEG, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas OLP's acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys' fees. We believe we have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.

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

      UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites. We accrue environmental

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

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

      In April 2003, Citizens Communications Company ("Citizens") served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine ("City"), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens' predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens' third-party claims have been stayed pending a resolution of the City's suit against Citizens, which was tried in September 2005 and has not yet been decided. UGI Utilities believes that it has good defenses to the claim and is defending the suit.

      By letter dated July 29, 2003, Atlanta Gas Light Company ("AGL") served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. In March 2005, the court granted UGI Utilities motion for summary judgment dismissing AGL's complaint. AGL has appealed.

      AGL previously informed UGI Utilities that it has begun remediation of MGP wastes at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.

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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      allocated percentage of future investigative and remedial costs at the sites. ConEd believes that the cost of remediation for all of the sites could exceed $70 million.

      The trial court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel's order. On January 17, 2006, the Second Circuit denied UGI Utilities' request for reconsideration of the panel's order. UGI Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

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

      By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together, the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. According to the letter, investigation and remediation costs at the sites to date total approximately $10 million and complete remediation costs for all sites could total $182 million. The Northeast Companies seek an unspecified fair and equitable allocation of these costs to UGI Utilities. UGI Utilities is in the process of reviewing the information provided by Northeast Companies and is investigating this claim.

      The French tax authorities levy taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as "business tax." The amount of business tax charged annually is generally dependent upon the value of certain of the entity's tangible fixed assets. Prior to the Antargaz Acquisition, Antargaz filed suit against French tax authorities in connection with the assessment of business tax related to the tax treatment of certain of its owned tanks at customer locations. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments that would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. Antargaz has recorded liabilities for business taxes related to various classes of equipment. On February 4, 2005, Antargaz received a letter from the French government that eliminated the requirement for Antargaz to pay business tax associated with tanks at certain customer locations. In addition, during Fiscal 2005, resolution was reached relating to business taxes relating to a prior year. Further changes in the French government's interpretation

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)


      of the tax laws or in the tax laws themselves could have either an adverse or a favorable effect on our results of operations. Our Condensed Consolidated Statement of Income for the three months ended December 31, 2004 includes a pre-tax gain of $19.9 million and a net after-tax gain of $14.9 million associated with the resolution of certain business tax matters related principally to prior years.

      In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of environmental and other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

8.    SUBSEQUENT EVENT - PG ENERGY ACQUISITION

      On January 26, 2006, UGI signed a definitive agreement to acquire the natural gas utility assets of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments. UGI expects to fund the purchase price and related costs of the acquisition with a combination of cash and long-term debt. PG Energy serves customers in 13 counties in northeastern and central Pennsylvania. This transaction is subject to PUC approval and federal antitrust review under the Hart-Scott-Rodino Act. This transaction is expected to close during our fourth fiscal quarter ending September 30, 2006.

                        UGI CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as "believe," "plan," "anticipate," "continue," "estimate," "expect," "may," "will," or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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

                        UGI CORPORATION AND SUBSIDIARIES


                        ANALYSIS OF RESULTS OF OPERATIONS

The following analysis compares our results of operations for the three months ended December 31, 2005 ("2005 three-month period") with the three months ended December 31, 2004 ("2004 three-month period"). Our analysis of results of operations should be read in conjunction with the segment information included in Note 2 to the Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our Company's results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season, which occurs in the first half of our fiscal year. As a result, our net income is generally higher in our first and second fiscal quarters whereas lower net income or net losses occur in our third and fourth fiscal quarters. In addition to weather conditions, our volumes reflect the effects of customer conservation due to a continuing trend of high energy commodity prices.

All of our businesses contributed higher net income in the 2005 three-month period than in the 2004 three-month period with the exception our International operations. As previously reported, Antargaz' net income in the 2004 three-month period included $14.9 million ($0.14 per diluted share) resulting from the resolution of certain non-income tax contingencies. In addition, the 2004 three-month period included unusually high LPG margins per gallon during the latter part of that period.

NET INCOME BY BUSINESS UNIT:
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                             December 31,
                                                        ------------------------
                                                          2005          2004
--------------------------------------------------------------------------------
Net income (loss):                                      (millions of dollars)
       AmeriGas Propane (a)                              $ 14.9        $ 10.4
       International Propane                               14.9          47.2
       Gas Utility                                         18.4          14.5
       Electric Utility                                     3.5           2.5
       Energy Services                                      4.9           3.6
       Corporate & Other                                    0.9             -
--------------------------------------------------------------------------------
               Total net income                          $ 57.5        $ 78.2
--------------------------------------------------------------------------------

(a)   Amounts are net of minority interests in AmeriGas Partners, L.P.

                        UGI CORPORATION AND SUBSIDIARIES


                                                                 Increase
AMERIGAS PROPANE:                 2005          2004            (Decrease)
--------------------------------------------------------------------------------
(Millions of dollars)
Revenues                        $ 630.2       $ 556.2        $ 74.0       13.3%
Total margin (a)                $ 222.4       $ 205.1        $ 17.3        8.4%
Partnership EBITDA (b)          $  92.2       $  86.4        $  5.8        6.7%
Operating income                $  74.7       $  58.6        $ 16.1       27.5%
Retail gallons sold (millions)    291.9         296.8          (4.9)      (1.7)%
Degree days - % warmer
     than normal (c)               (4.1)%        (8.0)%          --         --
--------------------------------------------------------------------------------

(a)   Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, temperatures were 4.1% warmer than normal during the 2005 three-month period compared to temperatures that were 8.0% warmer than normal during the 2004 three-month period. Notwithstanding the colder weather, retail propane volumes sold decreased 1.7% compared to the prior-year three-month period reflecting the previously mentioned decline in volumes sold to agricultural customers. High propane selling prices continued to cause price-induced customer conservation. In the 2005 three-month period, our average retail propane product cost per retail gallon sold was approximately 20% higher than in the 2004 three-month period, which resulted in higher year-over-year prices to our customers. Low-margin wholesale propane volumes sold decreased during the 2005 three-month period reflecting lower volumes sold in connection with product cost management activities.

Retail propane revenues increased $67.7 million reflecting a $75.6 million increase due to higher average selling prices partially offset by a $7.9 million decrease due to the lower retail volumes sold. Wholesale propane revenues increased $3.2 million reflecting a $9.1 million increase resulting from higher average selling prices partially offset by a $5.9 million decrease due to lower volumes sold. The higher average retail and wholesale selling prices per gallon reflect the continuance of significantly higher propane product costs compared to the prior year. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 25% greater than the average cost per gallon during the 2004 three-month period. Total cost of sales increased to $407.8 million in the 2005 three-month period from $351.1 million in the 2004 three-month period largely reflecting the increase in propane product costs partially offset by the decreased volumes sold.

Total margin increased $17.3 million compared to the 2004 three-month period principally reflecting higher average margin per retail gallon which is largely attributable to the Partnership's product cost and customer pricing management efforts.

Partnership EBITDA during the 2005 three-month period was $92.2 million compared to $86.4 million during the 2004 three-month period. The $5.8 million increase in Partnership EBITDA primarily reflects the increase in total margin partially offset by (1) an $8.6 million decrease in other income primarily reflecting the absence of the gain on the sale of Atlantic Energy in November 2004 and (2) a $2.8 million increase in operating and administrative expenses. Operating and administrative expenses

                        UGI CORPORATION AND SUBSIDIARIES


increased principally reflecting higher vehicle fuel costs and vehicle lease expense. Operating income increased $16.1 million reflecting the previously mentioned increase in total margin and lower depreciation and amortization expense partially offset by $2.8 million higher operating and administrative expenses.

                                                                               Increase
INTERNATIONAL PROPANE:                        2005           2004             (Decrease)
-----------------------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                       $ 267.6       $ 278.2       $ (10.6)       (3.8)%
Total margin (a)                               $ 108.5       $ 144.3       $ (35.8)      (24.8)%
Operating income                               $  33.6       $  77.4       $ (43.8)      (56.6)%
Income before income taxes                     $  24.9       $  67.9       $ (43.0)      (63.3)%
Antargaz retail gallons sold (millions)           92.7         103.8         (11.1)      (10.7)%
Antargaz total margin, millions of euros (a)   E  86.1      E  103.9      (E  17.8)      (17.1)%
-----------------------------------------------------------------------------------------------

(a)   Total margin represents total revenues less total cost of sales.

Weather in Antargaz' service territory was approximately 0.7% warmer than normal compared to 3.3% warmer than normal in the 2004 three-month period. FLAGA experienced only slightly warmer than normal weather in the 2005 three-month period compared to approximately 7% warmer than normal weather in the prior-year three-month period. During the 2005 three-month period, the monthly average currency translation rate was 1.19 dollars per euro compared to 1.30 dollars per euro in the 2004 three-month period. Antargaz' retail LPG volumes sold decreased to 92.7 million gallons from 103.8 million gallons in the 2004 three-month period due in large part to the late onset of winter weather, lower agricultural volumes sold and customer conservation. In addition, competition in France has intensified, including in the butane cylinder market, as hyper/supermarkets expanded vertically and began marketing their own cylinders.

International Propane revenues declined during the 2005 three-month period reflecting the effects of the stronger dollar versus the euro and the lower retail gallons sold which were partially offset by higher retail LPG selling prices. Both Antargaz and FLAGA experienced significantly higher LPG product costs. International Propane's total cost of sales increased approximately 19% largely reflecting the increased LPG product costs partially offset by the decreased volumes sold.

Total margin declined $35.8 million in the 2005 three-month period primarily reflecting the decline in Antargaz' results. Antargaz' total base currency margin declined E17.8 million reflecting the lower volumes sold and lower margin per gallon of LPG ("unit margin"). Approximately $11 million of the decline in International Propane total margin reflects the effects of the change in the monthly average exchange rate. During the 2004 three-month period, Antargaz experienced higher than normal unit margins which reflected a decline in LPG product costs during the quarter coupled with a strengthening euro.

International Propane operating income declined $43.8 million in the 2005 three-month period principally reflecting the decline in total margin and the absence of income recorded in the 2004 three-month period resulting from the reversal of certain non-income related tax reserves (see discussion in "Antargaz Tax Matters"). The decrease in income before income taxes principally reflects the decrease in operating income partially offset by FLAGA's slightly lower interest expense.

                        UGI CORPORATION AND SUBSIDIARIES


                                                                                 Increase
GAS UTILITY:                                     2005           2004            (Decrease)
-----------------------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                       $ 219.8       $ 161.2        $ 58.6       36.4%
Total margin (a)                               $  59.9       $  54.6        $  5.3        9.7%
Operating income                               $  35.7       $  28.1        $  7.6       27.0%
Income before income taxes                     $  30.6       $  24.0        $  6.6       27.5%
System throughput -
     billions of cubic feet ("bcf")               22.9          23.0          (0.1)      (0.4)%
Degree days - % warmer than normal (b)            (1.3)%        (4.9)%          --         --
-----------------------------------------------------------------------------------------------

(a)   Total margin represents total revenues less total cost of sales.

(b) Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for four airports located within our service territory.

Weather in Gas Utility's service territory based upon heating degree-days was 1.3% warmer than normal during the 2005 three-month period and 3.7% colder than in the prior-year three-month period. During the 2005 three-month period, the Company revised its method of calculating heating degree day statistics to more accurately reflect temperatures across Gas Utility's service territory by using a four location average. Previously we reported degree day statistics using temperatures measured at one location in our service territory. Heating degree day statistics for the 2004 three-month period have been adjusted to reflect the revised method.

Notwithstanding the colder 2005 three-month period weather and year-over-year growth in the number of our customers, total distribution system throughput decreased slightly as a 0.8 bcf increase in sales to firm- residential, commercial and industrial ("retail core-market") customers was more than offset by lower volumes transported for firm and interruptible delivery service customers.

During the 2005 three-month period, the Company adjusted its method of estimating throughput and associated revenues for service provided through the end of the month but not yet billed by more closely correlating such estimated throughput to distribution system sendout data. The Company believes that the new method of estimating unbilled throughput results in a more accurate quarterly estimate of unbilled revenues and associated total margin. The change in the method of estimating unbilled throughput resulted in a 0.6 bcf increase in retail core-market volumes sold and associated increases in Gas Utility revenues and total margin of $10.2 million and $1.9 million, respectively.
Gas Utility revenues increased $58.6 million during the 2005 three-month period principally reflecting a $48.7 million increase in retail core-market revenues, reflecting the effects of higher average purchased gas cost ("PGC") rates and the higher volumes sold and a $7.9 million increase in revenues from low-margin off-system sales. Increases or decreases in retail core-market customer revenues and cost of sales result principally from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of the PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $159.9 million in the 2005 three-month period compared to $106.6 million in the 2004 three-month period reflecting the impact of the previously mentioned higher retail core-market purchased gas costs, higher retail core-market volumes, and costs associated with the greater off-system sales.

                        UGI CORPORATION AND SUBSIDIARIES


Gas Utility total margin in the 2005 three-month period increased $5.3 million reflecting increased retail core-market margin principally resulting from the higher sales to retail core-market customers and higher average unit margins from interruptible customers.

Gas Utility operating income increased to $35.7 million in the 2005 three-month period from $28.1 million in the 2004 three-month period principally reflecting the $5.3 million increase in total margin and a $2.5 million decrease in total operating and administrative expenses which were partially offset by an increase in depreciation expense. Total operating and administrative expenses were lower than the prior-year period predominately reflecting lower stock-based incentive compensation costs, including such costs allocated by UGI, partially offset by increased uncollectible accounts expense. The increase in Gas Utility income before income taxes reflects the previously mentioned increase in operating income partially offset by an increase in interest expense principally attributable to higher short-term debt outstanding and higher short-term interest rates.

                                                                                 Increase
ELECTRIC UTILITY:                               2005           2004             (Decrease)
-----------------------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                        $ 23.9        $ 22.3         $ 1.6        7.2%
Total margin (a)                                $ 11.3        $ 10.1         $ 1.2       11.9%
Operating income                                $  6.5        $  4.7         $ 1.8       38.3%
Income before income taxes                      $  6.0        $  4.2         $ 1.8       42.9%
Distribution sales - millions of
     kilowatt hours ("gwh")                      258.0         249.1           8.9        3.6%
-----------------------------------------------------------------------------------------------

(a) Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.3 million and $1.2 million in three-month periods ended December 31, 2005 and 2004, respectively. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

Electric Utility's 2005 three-month period kilowatt-hour sales were 3.6% higher than in the prior-year period. Electric Utility revenues increased $1.6 million in the 2005 three-month period largely reflecting an increase in its Provider of Last Resort ("POLR") electric generation rates effective January 1, 2005 and the effects of the higher sales. Electric Utility's cost of sales increased $0.3 million as a result of increased kilowatt-hour sales.

Electric Utility total margin in the 2005 three-month period increased $1.2 million compared to the 2004 three-month period principally reflecting the increase in POLR electric generation rates and the effects of the higher sales. During the 2005 three-month period, the Company adjusted its method of estimating sales and associated revenues for electricity consumed but net yet billed to its customers. The change in the method of estimating unbilled sales resulted in a 5 gwh increase in distribution system sales and associated increases in Electric Utility revenues and total margin of $0.4 million.

Operating income increased in the 2005 three-month period reflecting the increase in total margin and a decrease in operating and administrative expenses that reflects, in part, lower stock-based incentive compensation costs. The increase in income before income taxes principally reflects the higher operating income reduced by higher interest expense on short-term debt.

                        UGI CORPORATION AND SUBSIDIARIES


                                                                                Increase
ENERGY SERVICES:                                 2005          2004            (Decrease)
-----------------------------------------------------------------------------------------------
(Millions of dollars)
Revenues                                       $ 451.4       $ 329.0       $ 122.4       37.2%
Total margin (a)                               $  17.7       $  15.8       $   1.9       12.0%
Operating income                               $   8.2       $   6.1       $   2.1       34.4%
Income before income taxes                     $   8.2       $   6.1       $   2.1       34.4%
-----------------------------------------------------------------------------------------------

(a)   Total margin represents total revenues less total cost of sales.

Energy Services revenues increased $122.4 million in the 2005 three-month period compared to the 2004 three-month period. Revenues generated by Energy Services' natural gas and oil marketing business increased approximately $100 million in the 2005 three-month period despite a 25% decrease in natural gas volumes sold reflecting the effects of higher natural gas product costs. The decline in natural gas volumes reflects the effects of higher natural gas prices, including the volume impact of maintaining our credit risk management policies. Asset Management provided approximately $16.9 million in higher revenues largely reflecting the ownership of the propane terminal for a full quarter in the 2005 three-month period. The terminal was purchased through two separate transactions with ConocoPhillips Company and AmeriGas Propane in November 2004.

Total margin increased $1.9 million in the 2005 three-month period compared to the prior-year three-month period. The increase in total margin is primarily attributed to the full three months of margin from Asset Management's propane terminal operations and higher margin from UGID than in the prior-year period.

The increase in Energy Services operating income and income before income taxes principally reflects the previously mentioned increase in total margin and lower uncollectible accounts expense.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $597.3 million at December 31, 2005 compared with $385.0 million at September 30, 2005. These amounts include $161.9 million and $138.7 million, respectively, of cash, cash equivalents and short-term investments available to UGI. In addition, the use of $237.7 million of our cash is restricted for Antargaz' redemption of its High Yield Bonds which is discussed below.

The Company's long-term debt outstanding at December 31, 2005 totaled $1,877.5 million (including current maturities of $423.0 million) compared to $1,644.5 million of long-term debt (including current maturities of $252.0 million) at September 30, 2005. At December 31, 2005, our current maturities of long-term debt include Antargaz' High Yield Bonds that were redeemed in January 2006.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At December 31, 2005, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit

                        UGI CORPORATION AND SUBSIDIARIES


under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.9 million at December 31, 2005. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Largely due to the issuance of 2.3 million Common Units in September 2005, during the 2005 three-month period the Partnership did not need to use its revolving credit facility to fund its operations. The average daily borrowings outstanding under the Credit Agreement during the three months ended December 31, 2004 were $20.2 million. The peak borrowings outstanding under the Credit Agreement during the 2004 three-month period were $51.0 million.

In January 2006, the Partnership and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance $59.5 million of the Partnership's $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium, and AmeriGas OLP's $35 million term loan due October 1, 2006. On January 27, 2006, AmeriGas OLP notified the holders of its $160 million Series A and $68.8 million Series C First Mortgage Notes of its intention to redeem the notes, including a make-whole premium, on February 16, 2006. UGI expects to incur an after-tax loss on extinguishment of debt associated with these refinancings of approximately $4 to $4.5 million during the three months ending March 31, 2006.

AmeriGas Partners periodically issues debt and equity securities and expects to continue to do so. It has issued debt securities in underwritten public offerings or private offerings and Common Units in underwritten public offerings in each of the last three fiscal years. Most recently, it issued debt securities in January 2006 and Common Units in September 2005 in underwritten public offerings. Proceeds from these offerings are generally used to reduce or refinance indebtedness and for general Partnership purposes, including funding acquisitions. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission ("SEC") under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.

On December 7, 2005, Antargaz executed a new five-year, floating rate Senior Facilities Agreement with a major French bank providing for a E380 million term loan and a E50 million revolving credit facility which expires March 31, 2011. At December 31, 2005, there were no borrowings outstanding under the revolver. The proceeds of the term loan were used in December 2005 to repay immediately the existing E175 million Senior Facilities term loan and for general corporate purposes. As of December 31, 2005, AGZ Finance had notified the holders of its High Yield Bonds of its decision to redeem them, including a premium, pursuant to the Trust Deed. Therefore, E200 million of the proceeds from the new Senior Facilities Agreement were restricted to fund the redemption of the High Yield Bonds that occurred in January 2006. This amount is reflected in restricted cash on the Condensed Consolidated Balance Sheet at December 31, 2005. In addition, Antargaz executed an interest rate swap agreement with the same bank to fix the rate of interest on the term loan for the duration of the loan at a rate of approximately 4%. As of January 17, 2006, the High Yield Bonds were redeemed, with premium. The restrictions on excess proceeds of approximately E21 million were removed and such proceeds are available for general corporate purposes.

FLAGA's management plans to obtain an extension of or refinance its outstanding long-term debt. FLAGA has long-term debt maturing during 2006 of approximately $56.2 million.

UGI Utilities has revolving credit commitments under which it may borrow up to a total of $110 million. These agreements expire in June 2007 through June 2008. From time to time, UGI Utilities enters into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs during the peak-heating season. At December 31, 2005, UGI Utilities had two $35 million borrowings outstanding under these uncommitted arrangements and $75.5 million in borrowings

                        UGI CORPORATION AND SUBSIDIARIES


outstanding under the revolving credit agreements. Short-term borrowings, including borrowings under revolving credit agreements, are classified as bank loans on the Condensed Consolidated Balance Sheets. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities. During the three months ended December 31, 2005 and 2004, peak bank loan borrowings totaled $155.1 million and $89.7 million, respectively. Average daily bank loan borrowings were $101.6 million and $63.6 million during the three months ended December 31, 2005 and 2004, respectively. The increase in bank loans during the 2005 three-month period reflects, in large part, borrowings to fund increased working capital resulting principally from higher natural gas prices.

Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in August 2007. In order to provide additional short-term liquidity during the peak heating season due to increased energy product costs, the maximum level of funding available at any one time from this facility was temporarily increased to $300 million for the period from November 1, 2005 to April 24, 2006. After April 24, 2006, the maximum level of funding available at any one time from this facility is $150 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At December 31, 2005, the outstanding balance of ESFC receivables was $64.5 million which is net of $95 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At December 31, 2005, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility, which we intend to renew, expires in April 2006.

CASH FLOWS

OPERATING ACTIVITIES. Due to the seasonal nature of the Company's businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, propane and other LPG and electricity consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company's investment in working capital, principally accounts receivable and/or inventories, is generally greatest. AmeriGas Propane and UGI Utilities primarily use revolving credit facilities and, as previously mentioned, have used other borrowings to satisfy their seasonal operating cash flow needs. Energy Services uses its Receivables Facility to satisfy its seasonal operating cash flow needs. Antargaz has historically been successful funding its operating cash flow needs without the use of its revolver. Cash flow used by operating activities was $17.5 million in the 2005 three-month period compared to cash flow provided of $4.8 million in the 2004 three-month period. The decrease in operating cash flow principally reflects our increased need for cash to fund working capital which

                        UGI CORPORATION AND SUBSIDIARIES


reflects, in large part, the effects of higher energy commodity prices. Cash flow from operating activities before changes in operating working capital was $129.1 million in the 2005 three-month period compared with $131.6 million in the prior-year three-month period. Changes in operating working capital used $146.6 million in the 2005 three-month period and $126.8 million in the 2004 three-month period.

INVESTING ACTIVITIES. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-term investments and proceeds from sales of assets. Cash flow used in investing activities was $284.8 million in the 2005 three-month period compared to $57.0 million in the prior-year period. The increase in cash flow used in investing activities primarily reflects the restricted investment in cash reflecting proceeds from Antargaz' issuance of debt part of which it used to redeem its High Yield Bonds in January 2006.

FINANCING ACTIVITIES. Cash flow provided by financing activities was $273.9 million in the 2005 three-month period compared with $20.9 million of cash provided in the prior-year three-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI Common Stock. In December 2005, Antargaz entered into a E380 million term loan. A portion of the proceeds were used to repay the existing E175 million Senior Facilities term loan and for general corporate purposes. Antargaz used a portion of the remaining proceeds to redeem its E165 million of High Yield Bonds. Also, in December 2005, UGI Utilities refinanced $50 million of its maturing 7.14% Medium-Term Notes with the proceeds from the issuance of $50 million of 5.64% Medium-Term Notes.

We paid cash dividends on UGI Common Stock of $17.7 million and $16.0 million during the three months ended December 31, 2005 and 2004, respectively. During the three months ended December 31, 2005, the Partnership declared and paid the quarterly distributions on all limited partner units for the quarter ended September 30, 2005. The quarterly distribution of $0.56 for the quarter ended December 31, 2005 will be paid on February 18, 2006 to holders of record on February 10, 2006.

ANTARGAZ TAX MATTER

The French tax authorities levy taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as "business tax." The amount of business tax charged annually is generally dependent upon the value of certain of the entity's tangible fixed assets. Prior to the Antargaz Acquisition, Antargaz filed suit against French tax authorities in connection with the assessment of business tax related to the tax treatment of certain of its owned tanks at customer locations. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments that would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. Antargaz has recorded liabilities for business taxes related to various classes of equipment. On February 4, 2005, Antargaz received a letter from the French government that eliminated the requirement for Antargaz to pay business tax associated with tanks at certain customer locations. In addition, during Fiscal 2005 resolution was reached relating to business taxes relating to a prior year. Further changes in the French government's interpretation of the tax laws or in the tax laws themselves could have either an adverse or a favorable effect on our results of operations. Our Condensed Consolidated Statement of Income for the 2004 three-month period includes a pre-tax gain of $19.9 million and a net after-tax gain of $14.9 million associated with the resolution of certain business tax matters related principally to prior years.

                        UGI CORPORATION AND SUBSIDIARIES

PG ENERGY ACQUISITION

On January 26, 2006, UGI signed a definitive agreement to acquire the natural gas utility assets of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments. We expect to fund the purchase price and related costs of the acquisition with a combination of cash and long-term debt. PG Energy serves customers in 13 counties in northeastern and central Pennsylvania. This transaction is subject to PUC approval and federal antitrust review under the Hart-Scott-Rodino Act. This transaction is expected to close during our fourth fiscal quarter ending September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposures are (1) market prices for propane and other LPG, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.

The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. International Propane and the Partnership may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts and Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz may also enter into other contracts, similar to those used by the Partnership. FLAGA has and may use derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Gas Utility's tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses exchange-traded natural gas call option contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these call option contracts, net of any associated gains, is included in Gas Utility's PGC recovery mechanism.

Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, Electric Utility increased its POLR generation rates for all metered customers by a total of 7.5% of its total rates in effect on December

                        UGI CORPORATION AND SUBSIDIARIES

31, 2004 (an increase of 4.5% effective January 1, 2005 and an additional increase of 3% effective January 1, 2006). Currently, Electric Utility's fixed-price power and capacity contracts with electricity suppliers mitigate a substantial portion of its commodity price risk associated with POLR service rate limits in effect through December 31, 2006. With respect to its existing fixed-price power and capacity contracts, should any of the counterparties fail to provide electric power or capacity under the terms of such contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce the risk associated with non-performance, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. At December 31, 2005, Electric Utility held $5.9 million in collateral deposits which are reflected in other current liabilities in the Condensed Consolidated Balance Sheet. From time to time, Electric Utility enters into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

In order to manage market price risk relating to substantially all of Energy Services' fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded natural gas futures contracts or enters into fixed-price supply arrangements. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At December 31, 2005, Energy Services had $10.1 million deposited into such margin accounts. Although Energy Services' fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services' results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.

UGID has entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its interests in electric generation assets. In conjunction with certain of these sales agreements, at December 31, 2005, UGID had $14.7 million in collateral deposits with its counterparties which is reflected in other assets on the Condensed Consolidated Balance Sheet. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, UGID would be required to purchase such electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact the Company's results.

Asset Management has and may continue to enter into fixed-price sales agreements for a portion of its propane sales. In order to manage the market price risk relating to substantially all of its fixed-price sales contracts for propane, Asset Management enters into price swap and option contracts.

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, AmeriGas OLP's $35 million term loan, UGI Utilities' bank loans and a substantial portion of FLAGA's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the interest rate on its variable-rate debt through June 2011 through the use of an interest rate swap. At December 31, 2005, combined borrowings outstanding under these agreements totaled approximately $254 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having

                        UGI CORPORATION AND SUBSIDIARIES

interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2005. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2005. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) interest rates on ten-year U.S. treasury notes and the three-month Euribor and; (5) value of the euro versus the U.S. dollar.

                                                                  Change in
                                                 Fair Value       Fair Value
--------------------------------------------------------------------------------
(Millions of dollars)
December 31, 2005:
     Propane commodity price risk                    $  15.5       $ (12.9)
     Natural gas commodity price risk                  (4.6)          (8.5)
     Electricity commodity price risk                    7.5          (1.5)
     Interest rate risk                                (8.0)         (19.4)
     Foreign currency exchange rate risk                 8.4         (15.5)
--------------------------------------------------------------------------------

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

Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries ("net investment hedges"). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At December 31, 2005, the fair value of unsettled net investment hedges was a gain of $2.5 million, which is included in the foreign currency exchange rate risk in the table above. With respect to our net investments in FLAGA and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $49.6 million, which amount would be reflected in other comprehensive income.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

The trial court granted UGI Utilities' motion for summary judgment and dismissed ConEd's complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court's decision dismissing claims that Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court's decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel's order. On January 17, 2006, the Second Circuit Court of Appeals denied UGI Utilities' request for reconsideration of the panel's order. UGI Utilities believes that any liability it may have for a share of the response costs at the three leased MGP sites will not have a material effect on its financial condition or results of operations.

ITEM 6.  EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

EXHIBIT NO.              EXHIBIT             REGISTRANT      FILING      EXHIBIT
-----------              -------             ----------      ------      -------
    4.1       Indenture, dated January 26,    AmeriGas      Form 8-K       4.1
              2006 by and among AmeriGas      Partners,    (1/26/06)
              Partners, L.P., a Delaware        L.P.
              limited partnership, AP Eagle
              Finance Corp., a Delaware
              corporation, and U.S. Bank
              National Association, as
              trustee.

                        UGI CORPORATION AND SUBSIDIARIES

EXHIBIT NO.              EXHIBIT             REGISTRANT      FILING      EXHIBIT
-----------              -------             ----------      ------      -------
   10.1       Senior Facilities Agreement
              dated December 7, 2005 by and
              among AGZ Holding, as
              Borrower and Guarantor,
              Antargaz, as Borrower and
              Guarantor, Calyon, as
              Mandated Lead Arranger,
              Facility Agent and Security
              Agent and the Financial
              Institutions named therein.

   10.2       Pledge of Financial
              Instruments Account relating
              to Financial Instruments held
              by AGZ Holding in Antargaz,
              dated December 7, 2005, by
              and among AGZ Holding, as
              Pledgor, Calyon, as Security
              Agent, and the Lenders.

   10.3       Pledge of Financial
              Instruments Account relating
              to Financial Instruments held
              by Antargaz in certain
              subsidiary companies, dated
              December 7, 2005, by and
              among Antargaz, as Pledgor,
              Calyon, as Security Agent,
              and the Revolving Lenders.

   10.4       Letter of Undertakings dated
              December 7, 2005, by UGI
              Bordeaux Holding to AGZ
              Holding, the Parent of
              Antargaz, and Calyon, the
              Facility Agent, acting on
              behalf of the Lenders, (as
              defined within the Senior
              Facilities Agreement).

   10.5       Amendment No. 1 dated as of
              June 24, 2004, to Tax
              Consolidation Agreement,
              dated June 18, 2004, as
              amended, entered into by UGI
              Bordeaux Holding and its
              Subsidiaries named therein.

   10.6       Amendment No. 2 dated as of
              December 7, 2005 to Tax
              Consolidation Agreement,
              dated June 18, 2004, as
              amended, entered into by UGI
              Bordeaux Holding and its
              Subsidiaries named therein.

                        UGI CORPORATION AND SUBSIDIARIES

EXHIBIT NO.              EXHIBIT             REGISTRANT      FILING      EXHIBIT
-----------              -------             ----------      ------      -------
   10.7       Security Agreement for the
              Assignment of Receivables
              dated as of December 7, 2005
              by and among AGZ Holding, as
              Assignor, Calyon, as Security
              Agent, and the Lenders named
              therein.

   10.8       Security Agreement for the
              Assignment of Receivables
              dated as of December 7, 2005
              by and among Antargaz, as
              Assignor, Calyon, as Security
              Agent, and the Lenders named
              therein.

   10.9       Purchase and Sale Agreement        UGI          8-K          10.1
              by and between Southern Union                (1/26/06)
              Company, as Seller, and UGI
              Corporation, as Buyer, dated
              as of January 26, 2006.

   10.10      Employee Agreement by and          UGI          8-K          10.2
              between Southern Union                       (1/26/06)
              Company and UGI Corporation
              dated as of January 26, 2006.

   31.1       Certification by the Chief
              Executive Officer relating to
              the Registrant's Report on
              Form 10-Q for the quarter
              ended December 31, 2005,
              pursuant to Section 302 of
              the Sarbanes-Oxley Act of
              2002.

   31.2       Certification by the Chief
              Financial Officer relating to
              the Registrant's Report on
              Form 10-Q for the quarter
              ended December 31, 2005,
              pursuant to Section 302 of
              the Sarbanes-Oxley Act of
              2002.

   32         Certification by the Chief
              Executive Officer and the
              Chief Financial Officer
              relating to the Registrant's
              Report on Form 10-Q for the
              quarter ended December 31,
              2005, pursuant to Section 906
              of the Sarbanes-Oxley Act of
              2002.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UGI Corporation
                                               ---------------
                                               (Registrant)




Date: February 9, 2006                         By: /s/ Anthony J. Mendicino
----------------------                         ---------------------------------
                                               Anthony J. Mendicino
                                               Senior Vice President-Finance and
                                               Chief Financial Officer

Date: February 9, 2006                         By: /s/ Michael J. Cuzzolina
----------------------                         ---------------------------------
                                               Michael J. Cuzzolina
                                               Vice President-Accounting and
                                               Financial Control and
                                               Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

      10.1 Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, as Borrower and Guarantor, Antargaz, as Borrower and Guarantor, Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent and the Financial Institutions named therein.

      10.2 Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated December 7, 2005, by and among AGZ Holding, as Pledgor, Calyon, as Security Agent, and the Lenders.

      10.3 Pledge of Financial Instruments Account relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated December 7, 2005, by and among Antargaz, as Pledgor, Calyon, as Security Agent, and the Revolving Lenders.

      10.4 Letter of Undertakings dated December 7, 2005, by UGI Bordeaux Holding to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement).

      10.5 Amendment No. 1 dated as of June 24, 2004, to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein.

      10.6 Amendment No. 2 dated as of December 7, 2005 to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein.

      10.7 Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among AGZ Holding, as Assignor, Calyon, as Security Agent, and the Lenders named therein.

      10.8 Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among Antargaz, as Assignor, Calyon, as Security Agent, and the Lenders named therein.

      31.1 Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended December 31, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.