Form 10-Q
period 2006-03-31
UGI CORP /PA/
filed 2006-05-10
CIK 884614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ---                     ---                         ---

     Indicated by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     At April 30, 2006, there were 105,309,875 shares of UGI Corporation Common Stock, without par value, outstanding.

                        UGI CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGES
                                                                         -------
PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of March 31,
               2006, September 30, 2005 and March 31, 2005                   1

            Condensed Consolidated Statements of Income for the three
               and six months ended March 31, 2006 and 2005                  2

            Condensed Consolidated Statements of Cash Flows for the
               six months ended March 31, 2006 and 2005                      3

            Notes to Condensed Consolidated Financial Statements          4 - 21

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       22 - 36

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   37 - 39

   Item 4.  Controls and Procedures                                         40

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                               40

   Item 1A. Risk Factors                                                    40

   Item 4.  Submission of Matters to a Vote of Security Holders             41

   Item 6.  Exhibits                                                        41

   Signatures                                                               42

                        UGI CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (Millions of dollars)

                                                                        March 31,   September 30,   March 31,
                                                                           2006          2005          2005
                                                                        ---------   -------------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                                             $  249.1     $  315.0       $  161.6
   Short-term investments (at cost, which approximates fair value)          120.0         70.0           65.0
   Accounts receivable (less allowances for doubtful accounts of
      $38.2, $29.2 and $34.8, respectively)                                 684.5        421.8          747.4
   Accrued utility revenues                                                  32.9         10.4           27.4
   Inventories                                                              168.6        239.9          135.4
   Deferred income taxes                                                     29.6         24.4           29.8
   Derivative financial instruments                                           3.8         60.3            6.7
   Prepaid expenses                                                          15.8         26.2           17.8
   Other current assets                                                       2.9          4.3            3.2
                                                                         --------     --------       --------
      Total current assets                                                1,307.2      1,172.3        1,194.3

Property, plant and equipment, at cost (less accumulated depreciation
   and amortization of $1,033.4, $986.9 and $947.0, respectively)         1,799.6      1,802.7        1,819.6

Goodwill and excess reorganization value                                  1,209.0      1,231.2        1,284.6
Intangible assets (less accumulated amortization of
   $53.5, $45.4 and $37.8, respectively)                                    165.0        172.6          189.3
Utility regulatory assets                                                    62.0         61.3           66.2
Investments in equity investees                                              55.6         12.8           14.3
Other assets                                                                124.7        118.6          105.5
                                                                         --------     --------       --------
      Total assets                                                       $4,723.1     $4,571.5       $4,673.8
                                                                         ========     ========       ========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
   Current maturities of long-term debt                                  $   57.0     $  252.0       $  172.2
   AmeriGas Propane bank loans                                                 --           --           12.0
   UGI Utilities bank loans                                                 123.3         81.2           39.2
   Other bank loans                                                          11.5         16.2           26.0
   Accounts payable                                                         440.8        399.7          448.2
   Deferred fuel refunds                                                      7.5         17.4           24.0
   Other current liabilities                                                302.8        396.6          398.1
                                                                         --------     --------       --------
      Total current liabilities                                             942.9      1,163.1        1,119.7

Long-term debt                                                            1,636.8      1,392.5        1,520.3
Deferred income taxes                                                       486.5        477.5          471.7
Other noncurrent liabilities                                                326.0        334.5          327.7
                                                                         --------     --------       --------
      Total liabilities                                                   3,392.2      3,367.6        3,439.4

Commitments and contingencies (note 8)

Minority interests                                                          219.9        206.3          214.2

Common stockholders' equity:
   Common Stock, without par value (authorized - 300,000,000 shares;
      issued - 115,152,994 shares)                                          800.5        793.6          768.8
   Retained earnings                                                        392.2        266.3          309.5
   Accumulated other comprehensive (loss) income                             (6.0)        16.5           29.5
                                                                         --------     --------       --------
                                                                          1,186.7      1,076.4        1,107.8
   Treasury stock, at cost                                                  (75.7)       (78.8)         (87.6)
                                                                         --------     --------       --------
      Total common stockholders' equity                                   1,111.0        997.6        1,020.2
                                                                         --------     --------       --------
      Total liabilities and stockholders' equity                         $4,723.1     $4,571.5       $4,673.8
                                                                         ========     ========       ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                 (Millions of dollars, except per share amounts)

                                                        Three Months Ended     Six Months Ended
                                                            March 31,             March 31,
                                                       -------------------   -------------------
                                                         2006       2005       2006       2005
                                                       --------   --------   --------   --------
Revenues                                               $1,845.5   $1,787.7   $3,423.4   $3,150.1

Costs and expenses:
   Cost of sales                                        1,297.0    1,210.5    2,447.7    2,135.7
   Operating and administrative expenses                  264.3      255.4      499.7      503.2
   Utility taxes other than income taxes                    3.7        3.7        7.0        6.9
   Depreciation and amortization                           35.9       37.7       72.2       75.3
   Other (income) expense, net                            (18.0)      (7.3)     (26.0)     (33.7)
                                                       --------   --------   --------   --------
                                                        1,582.9    1,500.0    3,000.6    2,687.4
                                                       --------   --------   --------   --------
Operating income                                          262.6      287.7      422.8      462.7
Loss from equity investees                                 (0.6)      (0.6)      (1.2)      (1.3)
Interest expense                                          (30.4)     (33.3)     (63.0)     (66.8)
Loss on early extinguishments of debt                     (18.5)        --      (18.5)        --
                                                       --------   --------   --------   --------
Income before income taxes and minority interests         213.1      253.8      340.1      394.6
Income tax expense                                        (64.4)     (83.5)    (102.9)    (125.5)
Minority interests, principally in AmeriGas Partners      (44.7)     (53.0)     (75.7)     (73.6)
                                                       --------   --------   --------   --------
Net income                                             $  104.0   $  117.3   $  161.5   $  195.5
                                                       ========   ========   ========   ========
Earnings per common share:
   Basic                                               $   0.99   $   1.13   $   1.53   $   1.90
                                                       ========   ========   ========   ========
   Diluted                                             $   0.98   $   1.12   $   1.52   $   1.86
                                                       ========   ========   ========   ========
Average common shares outstanding (millions):
   Basic                                                105.365    103.582    105.261    103.162
                                                       ========   ========   ========   ========
   Diluted                                              106.401    105.086    106.472    105.128
                                                       ========   ========   ========   ========
Dividends declared per common share                    $ 0.1688   $ 0.1563   $ 0.3375   $ 0.3125
                                                       ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

                        UGI CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (Millions of dollars)

                                                                            Six Months Ended
                                                                                March 31,
                                                                            ----------------
                                                                             2006     2005
                                                                            ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $161.5   $195.5
   Adjustments to reconcile to net cash provided by operating activities:
      Depreciation and amortization                                           72.2     75.3
      Minority interests                                                      75.7     73.6
      Deferred income taxes, net                                               8.8      9.7
      Loss on early extinguishments of debt                                   18.5       --
      Net change in settled accumulated other comprehensive income           (32.4)    (1.3)
      other, net                                                              23.0     14.9
      Net change in:
         Accounts receivable and accrued utility revenues                   (269.7)  (407.2)
         Inventories                                                          71.5     77.0
         Deferred fuel costs                                                  (9.9)    14.8
         Accounts payable                                                     12.4    100.8
         Other current assets and liabilities                                (60.6)    35.4
                                                                            ------   ------
      Net cash provided by operating activities                               71.0    188.5
                                                                            ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                            (89.3)   (74.5)
   Net proceeds from disposals of assets                                       4.5      8.7
   Net proceeds from sale of Energy Ventures                                  17.7       --
   Investment in Flaga joint venture                                         (10.9)      --
   Acquisitions of businesses, net of cash acquired                           (2.9)   (27.7)
   Short-term investments increase                                           (50.0)   (15.0)
   Other, net                                                                  0.6      3.2
                                                                            ------   ------
      Net cash used by investing activities                                 (130.3)  (105.3)
                                                                            ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends on UGI Common Stock                                             (35.5)   (32.2)
   Distributions on AmeriGas Partners publicly held Common Units             (36.1)   (32.9)
   Issuances of debt                                                         843.4     21.0
   Repayments of debt including bank loans with maturities
      greater than three months                                             (893.0)   (22.0)
   AmeriGas Propane bank loans increase                                         --     12.0
   Other bank loans (decrease) increase                                       (5.0)     8.2
   Increase (decrease) in Utilities bank loans with maturities of three
      months or less                                                         112.1    (21.7)
   Redemption of UGI Utilities preferred shares subject to mandatory
      redemption                                                                --    (20.0)
   Issuance of UGI Common Stock                                                7.1     15.7
                                                                            ------   ------
      Net cash used by financing activities                                   (7.0)   (71.9)
                                                                            ------   ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        0.4      0.7
                                                                            ------   ------
Cash and cash equivalents (decrease) increase                               $(65.9)  $ 12.0
                                                                            ======   ======
Cash and cash equivalents:
   End of period                                                            $249.1   $161.6
   Beginning of period                                                       315.0    149.6
                                                                            ------   ------
      (Decrease) increase                                                   $(65.9)  $ 12.0
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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

1.   BASIS OF PRESENTATION

     UGI Corporation ("UGI") is a holding company that owns and operates natural gas and electric distribution utility, electricity generation, retail propane distribution, energy marketing and related businesses in the United States. Through foreign subsidiaries and joint-venture affiliates, UGI also distributes liquefied petroleum gases ("LPG") in France, central and eastern Europe and China.

     We conduct a national propane distribution business through AmeriGas Partners, L.P. ("AmeriGas Partners") and its principal operating subsidiaries AmeriGas Propane, L.P. ("AmeriGas OLP") and AmeriGas OLP's subsidiary, AmeriGas Eagle Propane, L.P. ("Eagle OLP"). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI's wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the "General Partner") serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as "the Operating Partnerships") comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as "the Partnership" and the General Partner and its subsidiaries, including the Partnership, as "AmeriGas Propane." At March 31, 2006, the General Partner and its wholly owned subsidiary Petrolane Incorporated ("Petrolane") collectively held a 1% general partner interest and a 42.7% limited partner interest in AmeriGas Partners, and effective 44.3% ownership interests in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 56.3% interest in AmeriGas Partners comprises 32,272,101 publicly held Common Units representing limited partner interests.

     Our wholly owned subsidiary, UGI Enterprises, Inc. ("Enterprises") (1) owns and operates LPG distribution businesses in France ("Antargaz"); (2) owns and operates LPG distribution businesses and participates in a LPG joint-venture business in central and eastern Europe (collectively, "Flaga"); and (3) participates in a propane joint-venture business in China. We refer to our foreign operations collectively as "International Propane."

     Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. ("UGI Utilities"). UGI Utilities owns and operates a natural gas distribution utility ("Gas Utility") in parts of eastern and southeastern Pennsylvania and an electric distribution utility ("Electric Utility") in northeastern Pennsylvania. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission ("PUC").

     In addition, Enterprises conducts an energy marketing business primarily in the Eastern region of the United States through its wholly owned subsidiary, UGI Energy Services, Inc. ("Energy Services"). Energy Services' wholly owned subsidiary UGI Development Company ("UGID"), and UGID's subsidiaries own and operate a 48-megawatt coal-fired electric generation station and interests in Pennsylvania-based electricity generation assets. In addition, Energy Services' wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, "Asset Management"), owns a propane storage terminal located in Chesapeake, Virginia. Through other subsidiaries, Enterprises owns and operates a heating, ventilation, air-

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     conditioning, refrigeration and electrical contracting services business in the Middle Atlantic states ("HVAC/R").

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

     Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. Shares used in computing basic and diluted earnings per share are as follows:

                                                Three Months Ended March 31,   Six Months Ended March 31,
                                                ----------------------------   --------------------------
                                                        2006      2005                2006      2005
                                                      -------   -------             -------   -------
     Denominator (millions of shares):
        Average common shares
           outstanding for basic computation          105.365   103.582             105.261   103.162
        Incremental shares issuable for stock
           options and awards                           1.036     1.504               1.211     1.966
                                                      -------   -------             -------   -------
     Average common shares outstanding for
         diluted computation                          106.401   105.086             106.472   105.128
                                                      -------   -------             -------   -------

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     EQUITY-BASED COMPENSATION. Under UGI's 2004 Omnibus Equity Compensation Plan ("OECP"), we may grant options to acquire shares of Common Stock, or issue stock-based awards ("Units"), to key employees and non-employee directors. Under the OECP, awards representing up to 7,000,000 shares of Common Stock may be granted. The maximum number of shares that may be issued pursuant to grants other than stock options or dividend equivalents is 1,600,000 shares.

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

     As permitted by the standard, under the modified prospective approach, effective October 1, 2005, we began recording compensation expense for awards that were not vested as of the that date and we did not restate any of the prior periods.

     We used the Black-Scholes option-pricing model to estimate the fair value of each option prior to adoption of SFAS 123R and we continue to use this model. The adoption of SFAS 123R resulted in pre-tax stock option expense of $2.5 million and $2.8 million during the three and six month periods ended March 31, 2006, respectively.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     Both prior to and after the adoption of SFAS 123R, we measured and recorded compensation cost of Units awarded that can be settled at our option in cash or shares of Common Stock, or a combination of both, based upon their fair value as of the end of each period.

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

     Total net pre-tax equity-based compensation expense recorded during the three and six months ended March 31, 2006 was $7.1 million and $2.4 million, respectively. Total net after-tax equity-based compensation expense during the three and six months ended March 31, 2006 was $4.7 million and $1.5 million, respectively. Our compensation expense reflects awards of UGI stock options, UGI Units and AmeriGas Partners Common Unit awards. The lower net compensation expense during the six months ended March 31, 2006 predominately reflects changes in stock prices.

     The following table illustrates the effects on net income and basic and diluted earnings per share as if we had applied the provisions of SFAS 123R to all equity-based compensation awards for the periods prior to the adoption of SFAS 123R.

                                                            Three Months Ended   Six Months Ended
                                                                 March 31,           March 31,
                                                                   2005                2005
                                                            ------------------   ----------------
     Net income, as reported                                      $117.3              $195.5
     Add: Equity-based employee
        compensation expense included in
        reported net income, net of related tax effects              1.4                 4.1
     Deduct: Total equity-based
        employee compensation expense
        determined under the fair value method
        for all awards, net of related tax effects                  (2.3)               (5.3)
                                                                  ------              ------
     Pro forma net income                                         $116.4              $194.3
                                                                  ------              ------
     Basic earnings per share:
        As reported                                               $ 1.13              $ 1.90
        Pro forma                                                 $ 1.12              $ 1.88
     Diluted earnings per share:
        As reported                                               $ 1.12              $ 1.86
        Pro forma                                                 $ 1.11              $ 1.85
                                                                  ------              ------

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

      The following table provides stock option activity information:

                                                                        Weighted
                                                            Weighted    Average
                                                             Average   Remaining
                                                            Exercise      Term       Intrinsic
                                                  Shares      Price      (years)       Value
                                                ---------   --------   ---------   -------------
     Shares under option - September 30, 2005   4,953,018    $15.95
     Granted                                    1,098,600    $20.56
     Exercised                                   (136,100)   $10.22                $ 1.7 million
     Forfeited                                    (33,000)   $17.50
     Shares under option - March 31, 2006       5,882,518    $16.93       7.7      $24.4 million
     Options exercisable - March 31, 2006       3,089,686    $14.14       6.7      $21.4 million
     Unvested options - March 31, 2006          2,792,832    $20.03       8.8      $ 2.9 million

     Cash received from the exercises of stock options and any associated tax benefits were $1.4 million and $0.6 million, respectively, during the six months ended March 31, 2006.

     The assumptions used to estimate the fair value of stock options were as follows:


     Expected life of option       6 years
     Expected volatility       17.7% to 21.6%
     Expected dividend yield    3.4% to 6.1%
     Risk free interest rate    3.1% to 4.5%

     The expected term of option awards represents the period of time which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on the historical volatility of the price of UGI's Common Stock. Expected dividend yield is based on the historical UGI dividend rates. The risk free interest rate is based upon U.S. Treasury bonds with comparable terms to the options in effect on the date of grant. As of March 31, 2006, there was $3.8 million of unrecognized compensation cost related to non-vested stock options that is expected to be recognized over a weighted average period of 2.3 years.

     During the six months ended March 31, 2006, a portion of vested UGI Unit awards were settled in shares of UGI Common Stock and approximately $2.3 million in cash. As of March 31, 2006, there was a total of approximately $6.6 million of unrecognized compensation cost associated with 657,384 of UGI Unit awards that is expected to be recognized over a weighted average period of 1.8 years. There was a total of $2.2 million of unrecognized compensation expense associated with 114,817 of AmeriGas Partners Common Unit awards that is expected to be recognized over a weighted average period of 2.1 years. At March 31, 2006 total liabilities of $14.1 million associated with both UGI's and the General Partner's plans are reflected in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     The following tables illustrate Unit and AmeriGas Partners Common Unit award activity:

                                             Number of     Average Fair
                                             UGI Units   Value (per Unit)
                                             ---------   ----------------
     Non-vested Units - September 30, 2005     313,227        $30.08
     Granted                                   158,450
     Vested                                   (189,608)
     Non-vested Units - March 31, 2006         282,069        $23.10

                                                     Number of
                                                 AmeriGas Partners     Average Fair
                                                   Common Units      Value (per Unit)
                                                 -----------------   ----------------
Non-vested Units - September 30, 2005               116,000             $36.33
Granted                                              36,850
Forfeited                                            (6,200)
Vested                                               (6,750)(a)
Performance criteria not met                        (25,083)
Non-vested Units - March 31, 2006                   114,817               $35.00
-------------------------------------------------------------------------------------

(a) Represents awards under the non-executive plan of 4,500 that were settled through the issuance of new AmeriGas Partners Common Units and 2,250 that were settled in cash.

     COMPREHENSIVE INCOME. The following table presents the components of comprehensive income for the three and six months ended March 31, 2006 and 2005.

                                         Three Months Ended   Six Months Ended
                                              March 31,           March 31,
                                         ------------------   ----------------
                                           2006     2005        2006     2005
                                          ------   ------      ------   ------
     Net income                           $104.0   $117.3      $161.5   $195.5
     Other comprehensive income (loss)       4.8    (12.7)      (22.5)     6.9
                                          ------   ------      ------   ------
     Comprehensive income                 $108.8   $104.6      $139.0   $202.4
                                          ------   ------      ------   ------

     Other comprehensive income (loss) principally comprises (1) changes in the fair value of derivative commodity instruments, interest rate protection agreements and foreign currency derivatives qualifying as hedges and (2) foreign currency translation adjustments, net of reclassifications to net income.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, unless it is impracticable to do so. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of our fiscal year ending September 30, 2007. We are currently evaluating the impact that the adoption of SFAS 156 will have but do not believe it will have a material impact on our financial position or results of operations.

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

2.   ACQUISITIONS AND INVESTMENTS

     On January 26, 2006, UGI signed a definitive agreement to acquire the natural gas utility assets of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments. UGI expects to fund the purchase price and related costs of the acquisition with a combination of existing cash and proceeds from the issuance of long-term debt. PG Energy serves approximately 158,000 customers in 13 counties in northeastern and central Pennsylvania. The proposed transaction is subject to PUC approval and is currently expected to close during our fourth fiscal quarter ending September 30, 2006. We anticipate that UGI Utilities will acquire and operate, through a subsidiary, the regulated assets of PG Energy immediately following UGI's completion of the acquisition.

     On February 15, 2006, Flaga entered into a joint venture with a subsidiary of Progas GmbH & Co KG ("Progas") to create a company for the retail distribution of LPG in central and eastern Europe. Headquartered in Dortmund, Germany, Progas is controlled by Thyssen'sche Handelsgesellschaft m.b.H. The joint venture company, Zentraleuropa LPG Holding (the "Flaga JV"), an Austrian limited liability company, through its subsidiaries engages in the business of retail distribution of LPG in the Czech Republic, Hungary, Poland, Slovakia and Romania. In forming the joint venture, Flaga contributed the shares of its LPG subsidiaries operating in the Czech Republic and Slovakia to the Flaga JV and paid cash of E9.1 million to Progas. Progas contributed the shares of its LPG subsidiaries operating in the Czech Republic, Hungary, Poland, Romania and Slovakia to the Flaga JV. These LPG operating subsidiaries distributed approximately 77 million gallons of LPG in these five countries in 2005. The Flaga JV is owned and controlled equally by Flaga and Progas. In a related transaction, Progas sold its retail LPG business in Austria to Flaga.

     In March 2006, UGID sold its 50% ownership interest in Hunlock Creek Energy Ventures ("Energy Ventures") to Allegheny Energy Supply Hunlock Creek, LLC. Energy Ventures' assets primarily comprised a 44-megawatt gas-fired combustion turbine electric generator and a 48-megawatt coal-fired electric generation facility. As part of the consideration in this sale, Energy Ventures transferred the 48-megawatt coal-fired electric generation station to UGID. UGID recorded a net pre-tax gain of $9.1 million ($5.3 million after-tax) associated with this transaction, which is reflected in other income, net in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2006.

3.   SEGMENT INFORMATION

     We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment comprising Flaga, the Flaga JV, and our international LPG equity investment in China ("Other"); (4) Gas Utility;
     (5) Electric Utility; and (6) Energy Services (comprising Energy Services' gas marketing business, UGID's electric generation business and Asset Management's propane terminal business). We refer to both international segments collectively as "International Propane."

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

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.   SEGMENT INFORMATION (CONTINUED)

Three Months Ended March 31, 2006:

                                                                            Reportable Segments
                                                       ------------------------------------------------------------
                                                                                              International Propane
                                                       AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                      Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                    --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                            $1,845.5  $ (31.9) $  718.2   $296.2   $ 25.4    $438.8    $  358.4    $ 23.7       $ 16.7
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Cost of sales                       $1,297.0  $ (30.9) $  447.3   $223.0   $ 15.2    $411.4    $  205.6    $ 15.4       $ 10.0
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Segment profit:
   Operating income (c)             $  262.6  $    --  $  116.3   $ 39.9   $  3.3    $ 26.1    $   74.0    $  2.5       $  0.5
   Loss from equity investees           (0.6)      --        --       --       --        --        (0.6)       --           --
   Loss on extinguishments of debt     (18.5)      --     (17.1)      --       --        --        (1.4)       --           --
   Interest expense                    (30.4)      --     (19.4)    (4.6)    (0.8)       --        (5.3)     (0.4)         0.1
   Minority interests                  (44.7)    (0.1)    (44.3)      --       --        --        (0.3)       --           --
                                    --------  -------  --------   ------   ------    ------    --------    ------       ------
   Income before income taxes       $  168.4  $  (0.1) $   35.5   $ 35.3   $  2.5    $ 26.1    $   66.4    $  2.1       $  0.6
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
   Depreciation and amortization    $   35.9  $    --  $   17.9   $  5.4   $  0.9    $  1.7    $    8.8    $  1.0       $  0.2
   Partnership EBITDA (c)                              $  116.2
Segment assets (at period end)      $4,723.1  $(334.3) $1,670.9   $853.3   $108.1    $248.6    $1,489.5    $154.0       $533.0
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Investments in equity investees
   (at period end)                  $   55.6  $    --  $     --   $   --   $   --    $   --    $    0.4    $ 55.2       $   --
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Goodwill and excess reorganization
   value (at period end)            $1,209.0  $  (4.0) $  618.3   $   --   $   --    $ 11.8    $  535.8    $ 40.7       $  6.4
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======

Three Months Ended March 31, 2005:

                                                                            Reportable Segments
                                                       ------------------------------------------------------------
                                                                                              International Propane
                                                       AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                      Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                    --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                            $1,787.7  $    --  $  698.3   $255.9    $25.6    $432.2    $  340.9    $ 22.2       $ 12.6
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Cost of sales                       $1,210.5  $    --  $  429.8   $177.3    $11.9    $409.9    $  161.9    $ 12.4       $  7.3
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Segment profit:
   Operating income (c)             $  287.7  $    --  $  117.9   $ 48.6    $ 7.2    $ 14.0    $   96.0    $  3.0       $  1.0
   Loss from equity investees           (0.6)      --        --       --       --        --        (0.6)       --           --
   Interest expense                    (33.3)      --     (20.7)    (4.0)    (0.5)       --        (7.4)     (0.6)        (0.1)
   Minority interests                  (53.0)      --     (52.4)      --       --        --        (0.6)       --           --
                                    --------  -------  --------   ------    -----    ------    --------    ------       ------
   Income before income taxes       $  200.8  $    --  $   44.8   $ 44.6    $ 6.7    $ 14.0    $   87.4    $  2.4       $  0.9
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
   Depreciation and amortization    $   37.7  $    --  $   18.5   $  5.1    $ 0.8    $  1.5    $   10.2    $  1.3       $  0.3
   Partnership EBITDA (c)                              $  135.2
Segment assets (at period end)      $4,673.8  $(333.6) $1,630.5   $802.2    $97.2    $288.0    $1,574.6    $166.2       $448.7
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Investments in equity investees
   (at period end)                  $   14.3  $    --  $     --   $   --    $  --    $  8.6    $    3.0    $  2.7       $   --
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Goodwill and excess reorganization
   value (at period end)            $1,284.6  $    --  $  615.8   $   --    $  --    $  4.3    $  586.2    $ 72.8       $  5.5
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======

(a) International Propane-Other principally comprises Flaga, its joint venture and our joint-venture business in China.

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

(c) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

     Three months ended March 31,         2006     2005
     ----------------------------        ------   ------
     Partnership EBITDA                  $116.2   $135.2
     Depreciation and amortization (i)    (18.0)   (18.4)
     Minority interests (ii)                1.0      1.1
     Loss on extinguishments of debt       17.1       --
                                         ------   ------
     Operating income                    $116.3   $117.9
                                         ======   ======

     (i) Excludes General Partner depreciation and amortization of $0.1 million in each of the three month periods ended March 31, 2006 and 2005.

     (ii) Principally represents the General Partner's 1.01% interest in AmeriGas OLP.

                        UGI CORPORATION AND SUBSIDIARIES

                                   (unaudited)
                 (Millions of dollars, except per share amounts)

3.   SEGMENT INFORMATION (CONTINUED)

Six Months Ended March 31, 2006:

                                                                            Reportable Segments
                                                       ------------------------------------------------------------
                                                                                              International Propane
                                                       AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                      Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                    --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                            $3,423.4  $ (66.0) $1,348.4   $516.0   $ 49.3    $890.2    $  607.2    $ 42.5       $ 35.8
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Cost of sales                       $2,447.7  $ (64.0) $  855.1   $382.9   $ 26.5    $845.1    $  352.0    $ 28.1       $ 22.0
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Segment profit:
   Operating income (d)             $  422.8  $    --  $  191.0   $ 75.6   $  9.8    $ 34.3    $  107.2    $  2.9       $  2.0
   Loss from equity investees           (1.2)      --        --       --       --        --        (1.2)       --           --
   Loss on extinguishments of debt     (18.5)      --     (17.1)      --       --        --        (1.4)       --           --
   Interest expense                    (63.0)      --     (38.3)    (9.7)    (1.3)       --       (12.9)     (0.9)         0.1
   Minority interests                  (75.7)    (0.2)    (75.3)      --       --        --        (0.2)       --           --
                                    --------  -------  --------   ------   ------    ------    --------    ------       ------
   Income before income taxes (c)   $  264.4  $  (0.2) $   60.3   $ 65.9   $  8.5    $ 34.3    $   91.5    $  2.0       $  2.1
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
   Depreciation and amortization    $   72.2  $    --  $   36.2   $ 10.8   $  1.7    $  3.2    $   17.8    $  2.2       $  0.3
   Partnership EBITDA (d)                              $  208.4
Segment assets (at period end)      $4,723.1  $(334.3) $1,670.9   $853.3   $108.1    $248.6    $1,489.5    $154.0       $533.0
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Investments in equity investees
   (at period end)                  $   55.6  $    --  $     --   $   --   $   --    $   --    $    0.4    $ 55.2       $   --
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======
Goodwill and excess reorganization
   value (at period end)            $1,209.0  $  (4.0) $  618.3   $   --   $   --    $ 11.8    $  535.8    $ 40.7       $  6.4
                                    ========  =======  ========   ======   ======    ======    ========    ======       ======

Six Months Ended March 31, 2005:

                                                                            Reportable Segments
                                                       ------------------------------------------------------------
                                                                                              International Propane
                                                       AmeriGas    Gas    Electric   Energy   ---------------------   Corporate
                                      Total    Elims.   Propane  Utility   Utility  Services   Antargaz  Other (a)   & Other (b)
                                    --------  -------  --------  -------  --------  --------   --------  ---------   -----------
Revenues                            $3,150.1  $    --  $1,254.5   $417.1    $47.9    $761.2    $  598.9    $ 42.4       $ 28.1
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Cost of sales                       $2,135.7  $    --  $  780.9   $283.9    $22.9    $723.1    $  283.8    $ 24.4       $ 16.7
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Segment profit:
   Operating income (c) (d)         $  462.7  $    --  $  176.5   $ 76.7    $11.9    $ 20.1    $  171.7    $  4.7       $  1.1
   Loss from equity investees           (1.3)      --        --       --       --        --        (1.3)       --           --
   Interest expense                    (66.8)      --     (41.2)    (8.1)    (1.0)       --       (14.9)     (1.6)          --
   Minority interests                  (73.6)      --     (72.7)      --       --        --        (0.9)       --           --
                                    --------  -------  --------   ------    -----    ------    --------    ------       ------
   Income before income taxes (c)   $  321.0  $    --  $   62.6   $ 68.6    $10.9    $ 20.1    $  154.6    $  3.1       $  1.1
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
   Depreciation and amortization    $   75.3  $    --  $   37.8   $ 10.2    $ 1.5    $  2.8    $   19.8    $  2.6       $  0.6
   Partnership EBITDA (d)                              $  221.6
Segment assets (at period end)      $4,673.8  $(333.6) $1,630.5   $802.2    $97.2    $288.0    $1,574.6    $166.2       $448.7
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Investments in equity investees
   (at period end)                  $   14.3  $    --        --   $   --    $  --    $  8.6    $    3.0    $  2.7       $   --
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======
Goodwill and excess reorganization
   value (at period end)            $1,284.6  $    --  $  615.8   $   --    $  --    $  4.3    $  586.2    $ 72.8       $  5.5
                                    ========  =======  ========   ======    =====    ======    ========    ======       ======

(a) International Propane-Other principally comprises Flaga, its joint venture and our joint-venture business in China.

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

(c) International Propane-Antargaz' results for the six months ended March 31, 2005 include $19.9 million of operating income and income before income taxes due to the resolution of certain non-income tax contingencies (see
     Note 8).

(d) The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

       Six months ended March 31,            2006     2005
       --------------------------           ------   ------
       Partnership EBITDA (i)               $208.4   $221.6
       Depreciation and amortization (ii)    (36.2)   (37.7)
       Minority interests (iii)                1.7      1.7
       Loss on extinguishments of debt        17.1       --
       Gain on sale of Atlantic Energy          --     (9.1)
                                            ------   ------
       Operating income                     $191.0   $176.5
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

     On December 7, 2005, Antargaz executed a new five-year, floating rate Senior Facilities Agreement with a major French bank providing for a E380 million term loan and a E50 million revolving credit facility. The proceeds of the term loan were used in December 2005 to repay immediately the existing E175 million Senior Facilities term loan, to fund the redemption of the E165 million High Yield Bonds in January 2006, including a premium, and for general corporate purposes. As a result of this refinancing, we incurred a pre-tax loss on extinguishment of debt of $1.4 million ($0.9 million after-tax). In addition, Antargaz executed interest rate swap agreements with the same bank to fix the rate of interest on the term loan for the duration of the loan at a rate of approximately 3.25%, plus margin.

     In January 2006, the Partnership and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP's $160 million Series A and $68.8 million Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006 and $59.6 million of the Partnership's $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. We recorded a loss on extinguishment of debt associated with the refinancings of approximately $17.1 million ($4.6 million after-tax).

5.   INTANGIBLE ASSETS

     The Company's intangible assets comprise the following:

                                                  March 31,   September 30,
                                                     2006          2005
                                                  ---------   -------------
     Not subject to amortization:
        Goodwill                                   $1,115.7      $1,137.9
        Excess reorganization value                    93.3          93.3
                                                   --------      --------
                                                   $1,209.0      $1,231.2
                                                   --------      --------
     Other intangible assets:
        Customer relationships, noncompete
           agreements and other                    $  177.3      $  177.2
        Trademark (not subject to amortization)        41.2          40.8
                                                   --------      --------
           Gross carrying amount                      218.5         218.0
                                                   --------      --------
           Accumulated amortization                   (53.5)        (45.4)
                                                   --------      --------
        Net carrying amount                        $  165.0      $  172.6
                                                   --------      --------

     Changes in intangible assets during the six months ended March 31, 2006 principally reflect the effects of our investment in the Flaga JV and foreign currency translation. Amortization expense of intangible assets was $4.2 million and $8.2 million for the three and six months ended March

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     31, 2006, respectively, and $4.5 million and $8.8 million for the three and six months ended March 31, 2005, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2006 - $15.8 million; Fiscal 2007 - $15.2 million; Fiscal 2008 - $14.8 million; Fiscal 2009 - $14.1 million; Fiscal 2010 - $12.8 million.

6.   ENERGY SERVICES ACCOUNTS RECEIVABLE SECURITIZATION FACILITY

     Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in April 2009. In order to provide additional short-term liquidity during the peak heating season due to increased product costs, the maximum level of funding available at any one point in time from this facility was temporarily increased to $300 million for the period from November 1, 2005 to April 24, 2006. After April 24, 2006, the maximum level of funding available at any one time from this facility is $150 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

     During the six months ended March 31, 2006, Energy Services sold trade receivables totaling $810.3 million to ESFC. During the six months ended March 31, 2006, ESFC sold an aggregate $543.5 million of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2006, the outstanding balance of ESFC trade receivables was $56.5 million, which is net of $75.6 million that was sold to the commercial paper conduit and removed from the balance sheet.

     In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At March 31, 2006, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2007.

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

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     Net periodic pension expense and other postretirement benefit costs include the following components:

                                                                                           Other
                                                              Pension Benefits    Postretirement Benefits
                                                             Three Months Ended      Three Months Ended
                                                                  March 31,               March 31,
                                                             ------------------   -----------------------
                                                                 2006   2005            2006   2005
                                                                 ----   ----            ----   ----
     Service cost                                                $1.5   $1.4            $0.1   $0.1
     Interest cost                                                3.6    3.6             0.3    0.6
     Expected return on assets                                   (4.7)  (4.5)           (0.2)  (0.1)
     Amortization of:
        Transition obligation                                      --     --             0.1    0.2
        Prior service cost (benefit)                              0.2    0.2            (0.1)    --
        Actuarial loss                                            0.4    0.3             0.1    0.1
                                                                 ----   ----            ----   ----
     Net benefit cost                                             1.0    1.0             0.3    0.9
     Change in regulatory and other assets and liabilities       (0.1)    --             0.7    0.2
                                                                 ----   ----            ----   ----
     Net expense                                                 $0.9   $1.0            $1.0   $1.1
                                                                 ----   ----            ----   ----

                                                                                         Other
                                                             Pension Benefits   Postretirement Benefits
                                                             Six Months Ended       Six Months Ended
                                                                 March 31,             March 31,
                                                             ----------------   -----------------------
                                                                2006   2005           2006   2005
                                                                ----   ----           ----   ----
     Service cost                                               $3.0   $2.8           $0.2   $0.2
     Interest cost                                               7.0    7.1            0.6    1.0
     Expected return on assets                                  (9.4)  (9.0)          (0.3)  (0.2)
     Amortization of:
        Transition obligation                                     --     --            0.1    0.5
        Prior service cost (benefit)                             0.4    0.3           (0.1)    --
        Actuarial loss                                           0.9    0.7            0.1    0.2
                                                                ----   ----           ----   ----
     Net benefit cost                                            1.9    1.9            0.6    1.7
     Change in regulatory and other assets and liabilities      (0.2)    --            1.4    0.5
                                                                ----   ----           ----   ----
     Net expense                                                $1.7   $1.9           $2.0   $2.2
                                                                ----   ----           ----   ----

     UGI Utilities Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the UGI Utilities Pension Plan during the year ending September 30, 2006 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees' Beneficiary Association ("VEBA") trust to fund and pay UGI Utilities' postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The difference between the annual amount calculated and the amount included in UGI Utilities' rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2006, nor are they expected to be material for the year ending September 30, 2006.

     We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense for these plans of $0.5 million and $1.0 million for the three and six

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     months ended March 31, 2006, respectively, and $0.4 million and $0.9 million for the three and six months ended March 31, 2005, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     The Partnership has succeeded to certain lease guarantee obligations of Petrolane relating to Petrolane's divestiture of non-propane operations before its 1989 acquisition by QFB Partners. Future lease payments under these leases total approximately $9 million at March 31, 2006. The leases expire through 2010 and some of them are currently in default. The Partnership has succeeded to the indemnity agreement of Petrolane by which Texas Eastern Corporation ("Texas Eastern"), a prior owner of Petrolane, agreed to indemnify Petrolane against any liabilities arising out of the conduct of businesses that do not relate to, and are not a part of, the propane business, including lease guarantees. In December 1999, Texas Eastern filed for dissolution under the Delaware General Corporation Law. PanEnergy Corporation ("PanEnergy"), Texas Eastern's sole stockholder, assumed all of Texas Eastern's liabilities as of December 20, 2002, to the extent of the value of Texas Eastern's assets transferred to PanEnergy as of that date (which was estimated to exceed $94 million), and to the extent that such liabilities arise within ten years from Texas Eastern's date of dissolution. Notwithstanding the dissolution proceeding, and based on Texas Eastern previously having satisfied directly defaulted lease obligations without the Partnership's having to honor its guarantee, we believe that the probability that the Partnership will be required to directly satisfy the lease obligations subject to the indemnification agreement is remote.

     On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the "2001 Acquisition") pursuant to the terms of a purchase agreement (the "2001 Acquisition Agreement") by and among Columbia Energy Group ("CEG"), Columbia Propane Corporation ("Columbia Propane"), Columbia Propane, L.P. ("CPLP"), CP Holdings, Inc. ("CPH," and together with Columbia Propane and CPLP, the "Company Parties"), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the "Buyer Parties"). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the "1999 Acquisition Agreement"), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, "National General Partners") against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the "1999 Acquisition") or the operation of the business after the 1999 Acquisition ("National Claims"). At March 31, 2006, the potential amount payable under this indemnity by the Company Parties was approximately $58 million. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements ("Losses"), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed

                        UGI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
            (Millions of dollars and euros, except per share amounts)

     to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

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

     UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because Gas Utility is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by it or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating three claims against it relating to out-of-state sites. We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

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

     By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. By letter dated March 17, 2006, the Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and claimed that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities' own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies' estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities believes that it will have good defenses to any action that may arise out of the remaining sites.

     The French tax authorities levy taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as "business tax." The amount of business tax charged annually is generally dependent upon the value of certain of the entity's tangible fixed assets. Prior to the Antargaz Acquisition, Antargaz filed suit against French tax authorities in connection with the assessment of business tax related to the tax treatment of certain of its owned tanks at customer locations. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments that would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. Antargaz has recorded liabilities for business taxes related to various classes of equipment. On February 4, 2005, Antargaz received a letter that was issued by the French government to the French Committee of Butane and Propane ("CFBP"), a butane/propane industry group, concerning the business tax, that eliminated the requirement for Antargaz to pay business tax associated with tanks at certain customer locations. In addition, during Fiscal 2005, resolution was reached relating to business taxes relating to a prior year. Further changes in the French government's interpretation of the tax laws or in the tax laws themselves could have either an adverse or a favorable effect on our results of operations. Our Condensed Consolidated Statement of Income for the six months ended March 31, 2005 includes a pre-tax gain of $19.9 million and a net after-tax gain of $14.9 million associated with the resolution of certain business tax matters related principally to prior years.

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

                        UGI CORPORATION AND SUBSIDIARIES

                        ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for (1) the three months ended March 31, 2006 ("2006 three-month period") with the three months ended March 31, 2005 ("2005 three-month period") and (2) the six months ended March 31, 2006 ("2006 six-month period") with the six months ended March 31, 2005 ("2005 six-month period"). Our analysis of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Because most of our businesses sell energy products used in large part for heating purposes, our Company's results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season months of November through March. As a result, our net income is generally highest in our first and second fiscal quarters. In addition to weather conditions, our volumes reflect the effects of customer conservation due to a continuing trend of high energy commodity prices.

During the 2006 six-month period, temperatures within each of our domestic business units' service territories were significantly warmer than normal. Net income in the 2006 six-month period declined $34.0 million compared to the 2005 six-month period. As previously reported, the 2005 six-month period net income benefited from (1) $14.9 million (equal to $0.14 per diluted share) resulting from the resolution of certain of Antargaz' non-income tax contingencies and (2) Antargaz' unusually high LPG margins per gallon. In addition, the decrease in net income during the 2006 six-month period for International Propane reflects a decline of approximately $6 million due to the effect of a stronger dollar versus the euro.

In January 2006, we announced that we signed a definitive agreement to acquire the natural gas utility assets of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments. The acquisition, which is subject to PUC approval, is expected to close during our fourth fiscal quarter ending September 30, 2006. We expect to fund the acquisition with existing cash and proceeds from the issuance of long-term debt. In February 2006, Flaga entered into a joint venture with a subsidiary of Progas GmbH & Co KG expanding our international presence in central and eastern Europe.

NET INCOME BY BUSINESS UNIT:

                           Three Months Ended   Six Months Ended
                                March 31,           March 31,
                           ------------------   ----------------
                              2006     2005       2006     2005
                             ------   ------     ------   ------
                                   (millions of dollars)
Net income (loss):
   AmeriGas Propane (a)      $ 21.2   $ 27.0     $ 36.1   $ 37.4
   International Propane       45.0     47.0       59.9     94.2
   Gas Utility                 21.5     26.7       39.9     41.2
   Electric Utility             1.5      3.9        5.0      6.4
   Energy Services             15.4      8.3       20.3     11.9
   Corporate & Other           (0.6)     4.4        0.3      4.4
                             ------   ------     ------   ------
      Total net income       $104.0   $117.3     $161.5   $195.5
                             ------   ------     ------   ------

(a)  Amounts are net of minority interests in AmeriGas Partners, L.P.

                        UGI CORPORATION AND SUBSIDIARIES

2006 THREE-MONTH PERIOD COMPARED TO THE 2005 THREE-MONTH PERIOD

AMERIGAS PROPANE:

                                                              Increase
For the three months ended March 31,    2006      2005       (Decrease)
------------------------------------   ------    ------    --------------
(Millions of dollars)
Revenues                               $718.2    $698.3    $ 19.9     2.8%
Total margin (a)                       $270.9    $268.5    $  2.4     0.9%
Partnership EBITDA (b)                 $116.2    $135.2    $(19.0)  (14.1)%
Operating income                       $116.3    $117.9    $ (1.6)   (1.4)%
Retail gallons sold (millions)          341.4     378.8     (37.4)   (9.9)%
Degree days - % (warmer)
   than normal (c)                      (12.1)%    (4.9)%      --      --

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

Based upon national heating degree-day data, temperatures during the 2006 three-month period were 12.1% warmer than normal and 7.6% warmer than the prior-year period. Retail propane volumes sold decreased approximately 10% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.

Retail propane revenues increased $19.7 million reflecting an $80.1 million increase due to higher average selling prices partially offset by a $60.4 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $4.9 million reflecting a $13.7 million decrease due to lower volumes sold partially offset by an $8.8 million increase resulting from higher average selling prices. In the 2006 three-month period, our average retail propane product cost per retail gallon sold was approximately 17% higher than in the 2005 three-month period, which resulted in higher year-over-year prices to our customers. Total cost of sales increased to $447.3 million in the 2006 three-month period from $429.8 million in the 2005 three-month period, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold.

Total margin increased $2.4 million compared to the 2005 three-month period due to increased customer pricing in response to an increase in costs incurred.

Partnership EBITDA during the 2006 three-month period was $116.2 million compared to $135.2 million during the 2005 three-month period. This $19.0 million decrease in Partnership EBITDA primarily reflects (1) a $17.1 million loss on the early extinguishment of debt associated with the refinancings of AmeriGas OLP's Series A and Series C First Mortgage Notes totaling $228.8 million and $59.6 million of the Partnership's $60 million 10% Senior Notes, and
(2) a $4.5 million increase in operating and administrative expenses, partially offset by the previously mentioned increase in total margin. The increase in operating and administrative expenses principally resulted from higher employee compensation and benefits expense, higher vehicle fuel costs and vehicle lease expense and increased uncollectible accounts expense partially offset by a $3.4 million favorable net adjustment in reserves for general insurance, litigation and medical claims, mainly reflecting an improvement in claims history.

                        UGI CORPORATION AND SUBSIDIARIES

Operating income decreased $1.6 million primarily reflecting the previously mentioned increase in operating and administrative expenses, partially offset by the increase in total margin and a decrease in depreciation and amortization expense.

INTERNATIONAL PROPANE:

                                                                    Increase
For the three months ended March 31,            2006     2005      (Decrease)
------------------------------------           ------   ------   --------------
(Millions of dollars)
Revenues                                       $382.1   $363.1   $ 19.0     5.2%
Total margin (a)                               $161.1   $188.8   $(27.7)  (14.7)%
Operating income                               $ 76.5   $ 99.0   $(22.5)  (22.7)%
Income before income taxes                     $ 68.5   $ 89.8   $(21.3)  (23.7)%
Antargaz retail gallons sold (millions)         125.4    126.5     (1.1)   (0.9)%
Antargaz total margin, millions of euros (a)   E127.2   E135.8    (E8.6)   (6.3)%

(a)  Total margin represents total revenues less total cost of sales.

Based upon heating degree day data, weather in Antargaz' service territory was approximately 7% colder than normal in the 2006 three-month period compared to weather that was 4% colder than normal in the 2005 three-month period. Flaga experienced approximately 12% colder than normal weather in the 2006 three-month period compared to approximately 3% colder than normal weather in the prior-year three-month period. During the 2006 three-month period, the monthly average currency translation rate was $1.20 per euro compared to $1.31 per euro during the 2005 three-month period. Despite the colder weather, Antargaz' retail LPG volumes sold decreased slightly to 125.4 million gallons in the 2006 three-month period from 126.5 million gallons in the 2005 three-month period due in large part to lower volumes sold in the butane cylinder market, lower volumes sold to agricultural customers and the effects of customer conservation primarily resulting from higher LPG costs. Competition in France has intensified, including competition in the butane cylinder market, as hyper/supermarkets have expanded vertically and begun marketing their own cylinders.

International Propane revenues increased during the 2006 three-month period primarily due to higher retail LPG selling prices reflecting the effects of significantly higher LPG product cost largely offset by the effect of the stronger dollar versus the euro and, to a much lesser extent, the slightly lower retail gallons sold. Both Antargaz and Flaga experienced significantly higher LPG product costs compared to the prior-year three-month period. International Propane's total cost of sales increased approximately 27% largely reflecting the increased LPG product costs partially offset by the effect of a stronger dollar versus the euro during the 2006 three-month period.

Total margin declined $27.7 million in the 2006 three-month period primarily reflecting the effect of the stronger dollar versus the euro and lower average margin per gallon of LPG ("unit margin"). Antargaz' total base currency margin declined E8.6 million reflecting lower unit margins. Approximately $16 million of the decline in International Propane total margin reflects the effects of the change in the monthly average exchange rate. During the 2005 three-month period, Antargaz experienced higher than normal unit margins which reflected a decline in LPG product costs during the quarter coupled with a strengthening euro.

International Propane operating income declined $22.5 million in the 2006 three-month period principally reflecting the decline in total margin, approximately $3.4 million lower operating and administrative expenses and lower depreciation and amortization expense. The decline in operating and administrative expenses is primarily a result of the effect of the stronger dollar versus the euro compared to the prior-year period despite an increase in euro-based expenses.

                        UGI CORPORATION AND SUBSIDIARIES

The decrease in income before income taxes principally reflects the decrease in operating income and a $1.4 million loss on the early extinguishment of debt associated with Antargaz' refinancing of its High Yield Bonds partially offset by lower interest expense.

GAS UTILITY:

                                                               Increase
For the three months ended March 31,      2006      2005      (Decrease)
------------------------------------     ------    ------   -------------
(Millions of dollars)
Revenues (a)                             $296.2    $255.9   $40.3    15.7%
Total margin (a) (b)                     $ 73.2    $ 78.6   $(5.4)   (6.9)%
Operating income                         $ 39.9    $ 48.6   $(8.7)  (17.9)%
Income before income taxes               $ 35.3    $ 44.6   $(9.3)  (20.9)%
System throughput -
   billions of cubic feet ("bcf") (a)      27.1      31.0    (3.9)  (12.6)%
Degree days - % (warmer) colder
   than normal (c)                        (13.0)%     2.7%     --      --

(a) Beginning in Fiscal 2006, Gas Utility adjusted its method of estimating unbilled throughput and associated revenues for service provided through the end of the month by more closely correlating such estimated throughput to distribution system sendout data by rate class. The Company believes that the new method of estimating Gas Utility's unbilled throughput results in a more accurate quarterly estimate of unbilled revenues and associated total margin. The change in the method of estimating unbilled throughput resulted in a 0.3 bcf decrease in retail core-market volumes sold and associated decreases in Gas Utility revenues and total margin of $5.8 million and $1.1 million, respectively, for the 2006 three-month period.

(b)  Total margin represents total revenues less total cost of sales.

(c) Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 4 airports located within our service territory. The 2005 three-month period degree day statistics have been restated to reflect the current-year, four-location average from the previous single location statistic.

Weather in Gas Utility's service territory based upon heating degree days was 13.0% warmer than normal during the 2006 three-month period and 2.7% colder than normal in the prior-year three-month period.

Notwithstanding year-over-year growth in the number of Gas Utility's customers, total distribution system throughput decreased 12.6% in the 2006 three-month period reflecting a 2.6 bcf decrease in sales to firm- residential, commercial and industrial ("retail core-market") customers and lower volumes transported for firm and interruptible delivery service customers. The decrease in distribution system throughput largely reflects the effects of significantly warmer weather and, to a lesser extent, continued effects of customer conservation resulting from significantly higher natural gas prices.

Notwithstanding the decline in distribution system throughput, Gas Utility revenues increased $40.3 million during the 2006 three-month period principally reflecting a $28.0 million increase in retail core-market revenues, reflecting the result of higher average purchased gas cost ("PGC") rates, and a $15.1 million increase in revenues from low-margin off-system sales partially offset by the lower volumes sold. Increases or decreases in retail core-market customer revenues and cost of sales result principally from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of the PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $223.0 million in the 2006 three-month period compared to $177.3 million in the 2005 three-month period reflecting the impact of the previously mentioned higher retail core-market purchased gas costs and greater costs associated with the higher off-system sales.

                        UGI CORPORATION AND SUBSIDIARIES

Gas Utility total margin in the 2006 three-month period decreased $5.4 million reflecting decreased retail core-market margin principally resulting from the lower sales to retail core-market customers and lower volumes transported for delivery service customers. These declines were partially offset by higher total margin from interruptible customers and customer assistance tariff revenues.

Gas Utility operating income decreased to $39.9 million in the 2006 three-month period from $48.6 million in the 2005 three-month period principally reflecting the $5.4 million decrease in total margin and a $2.8 million increase in total operating and administrative expenses. Total operating and administrative expenses were higher than the prior-year period predominately due to (1) increased required environmental remediation reserves, (2) higher stock-based incentive compensation costs and (3) higher customer assistance expenses reflecting the effects of an expansion of our customer assistance program.

The decrease in Gas Utility income before income taxes reflects the previously mentioned decrease in operating income partially and an increase in interest expense principally attributable to higher short-term debt outstanding and higher short-term interest rates.

ELECTRIC UTILITY:

For the three months ended March 31,    2006     2005       Decrease
------------------------------------   ------   ------   --------------
(Millions of dollars)
Revenues (a)                           $ 25.4   $ 25.6   $ (0.2)   (0.8)%
Total margin (a) (b)                   $  8.8   $ 12.3   $ (3.5)  (28.5)%
Operating income                       $  3.3   $  7.2   $ (3.9)  (54.2)%
Income before income taxes             $  2.5   $  6.7   $ (4.2)  (62.7)%
Distribution sales - millions of
   kilowatt hours ("gwh") (a)           268.4    282.1    (13.7)   (4.9)%

(a) Beginning in Fiscal 2006, Electric Utility adjusted its method of estimating sales and associated revenues for electricity consumed, but not yet billed to its customers. The change in the method of estimating unbilled sales resulted in a 3.3 gwh decrease in distribution system sales and associated decreases in Electric Utility revenues and total margin of $0.3 million for the 2006 three-month period.

(b) Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million in both of the three-month periods ended March 31, 2006 and 2005. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

Electric Utility's 2006 three-month period kilowatt-hour sales were 4.9% lower than in the prior-year period which is largely attributable to 9% warmer than normal weather in Electric Utility's service area compared to 7% colder than normal weather in the prior-year three month period (based upon heating degree day statistics). Electric Utility revenues decreased slightly in the 2006 three-month period largely reflecting the effects of the decreased sales partially offset by an increase in its Provider of Last Resort ("POLR") revenues of 3% effective January 1, 2006. Electric Utility's cost of sales increased to $15.2 million in the 2006 three-month period from $11.9 million in the 2005 three-month period reflecting higher per unit purchased power costs which were partially offset by the effects of the lower sales.

Electric Utility total margin in the 2006 three-month period decreased $3.5 million compared to the 2005 three-month period principally reflecting the higher per unit purchased power costs and the effects of the lower sales.

Operating income decreased in the 2006 three-month period reflecting the decrease in total margin and an increase in operating and administrative expenses that reflects, in part, higher stock-based incentive compensation costs. The decrease in income before income taxes principally reflects the lower operating income and higher interest expense on short-term debt.

                        UGI CORPORATION AND SUBSIDIARIES

ENERGY SERVICES:

For the three months ended March 31,    2006     2005      Increase
------------------------------------   ------   ------   ------------
(Millions of dollars)
Revenues                               $438.8   $432.2   $ 6.6    1.5%
Total margin (a)                       $ 27.4   $ 22.3   $ 5.1   22.9%
Operating income                       $ 26.1   $ 14.0   $12.1   86.4%
Income before income taxes             $ 26.1   $ 14.0   $12.1   86.4%

(a)  Total margin represents total revenues less total cost of sales.

Energy Services revenues increased slightly in the 2006 three-month period compared to the 2005 three-month period despite an approximate 32% decline in natural gas volumes sold reflecting higher natural gas prices. The decline in natural gas volumes reflects the effects of warmer weather conditions in Energy Services' service territories and customer losses associated with maintenance of our credit risk management policy in a high natural gas price environment.

Total margin increased $5.1 million in the 2006 three-month period compared to the prior-year three-month period. The increase in total margin is primarily attributed to higher margin contributed by UGID's electric generation and natural gas and other commodities marketing activities.

The increase in Energy Services operating income and income before income taxes principally reflects a $9.1 million gain on the sale of its 50% ownership interest in Hunlock Creek Energy Ventures ("Energy Ventures") in March 2006 and the increase in total margin partially offset by increased operating and administrative expenses. As part of the consideration in the sale of our 50% interest, Energy Ventures transferred its 48-megawatt coal-fired electric generation facility to UGID.

2006 SIX-MONTH PERIOD COMPARED TO THE 2005 SIX-MONTH PERIOD

AMERIGAS PROPANE:

                                                              Increase
For the six months ended March 31,     2006       2005       (Decrease)
----------------------------------   --------   --------   -------------
(Millions of dollars)
Revenues                             $1,348.4   $1,254.5   $ 93.9    7.5%
Total margin (a)                     $  493.3   $  473.6   $ 19.7    4.2%
Partnership EBITDA (b)               $  208.4   $  221.6   $(13.2)  (6.0)%
Operating income                     $  191.0   $  176.5   $ 14.5    8.2%
Retail gallons sold (millions)          633.3      675.6    (42.3)  (6.3)%
Degree days - % (warmer)
   than normal (c)                       (8.7)%     (6.2)%     --     --

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

Temperatures during the 2006 six-month period were 8.7% warmer than normal and 2.6% warmer than the prior-year period. Retail propane volumes sold decreased approximately 6% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.

Retail propane revenues increased $87.4 million reflecting a $155.4 million increase due to higher average selling prices partially offset by a $68.0 million decrease due to the lower retail volumes sold.

                        UGI CORPORATION AND SUBSIDIARIES

Wholesale propane revenues decreased $1.7 million reflecting a $19.7 million decrease due to lower volumes sold partially offset by a $18.0 million increase due to higher average selling prices. In the 2006 six-month period, our average retail propane product cost per retail gallon sold was approximately 19% higher than in the 2005 six-month period, which resulted in higher year-over-year prices to our customers. The average wholesale cost per gallon of propane at Mont Belvieu, one of the major propane supply points in the United States, was approximately 23% greater than the average cost per gallon during the 2005 six-month period. Total cost of sales increased to $855.1 million in the 2006 six-month period from $780.9 million in the 2005 six-month period, primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold.

Total margin increased $19.7 million compared to the 2005 six-month period principally due to higher average margin per retail gallon, which is largely attributed to our product cost and customer pricing management efforts.

Partnership EBITDA during the 2006 six-month period was $208.4 million compared to $221.6 million during the 2005 six-month period. This $13.2 million decrease in Partnership EBITDA primarily reflects (1) a $17.1 million loss on the previously mentioned early extinguishment of debt, (2) an $8.5 million decrease in other income primarily reflecting the absence of a $9.1 million pre-tax gain on the sale of Atlantic Energy recorded during the 2005 six-month period, and
(3) a $7.3 million increase in operating and administrative expenses, partially offset by the previously mentioned increase in total margin. The increase in operating and administrative expenses principally resulted from higher employee compensation and benefits expense, vehicle fuel costs and vehicle lease expense and increased uncollectible accounts expense partially offset by a $3.4 million favorable net adjustment in reserves for general insurance, litigation and medical claims, mainly reflecting an improvement in claims history.

Operating income increased $14.5 million principally reflecting the previously mentioned increase in total margin and a $1.6 million decrease in depreciation and amortization expense, partially offset by the increase in operating and administrative expenses.

INTERNATIONAL PROPANE:

                                                                     Increase
For the six months ended March 31,              2006     2005       (Decrease)
----------------------------------             ------   ------   ---------------
(Millions of dollars)
Revenues                                       $649.7   $641.3   $   8.4     1.3%
Total margin (a)                               $269.6   $333.1   $ (63.5)  (19.1)%
Operating income                               $110.1   $176.4   $ (66.3)  (37.6)%
Income before income taxes                     $ 93.5   $157.7   $ (64.2)  (40.7)%

Antargaz retail gallons sold (millions)         218.1    230.4     (12.3)   (5.3)%
Antargaz total margin, millions of euros (a)   E213.3   E239.7    (E26.4)  (11.0)%

(a)  Total margin represents total revenues less total cost of sales.

Weather in Antargaz' service territory was approximately 3% colder than normal compared to 1% warmer than normal in the 2005 six-month period. Flaga experienced colder than normal weather in the 2006 six-month period compared to slightly warmer than normal weather in the prior-year six-month period. During the 2006 six-month period, the monthly average currency translation rate was $1.20 per euro compared to $1.31 per euro in the 2005 six-month period. Antargaz' retail LPG volumes sold decreased to 218.1 million gallons from 230.4 million gallons in the 2005 six-month period due in large part to the late onset of winter weather in December, lower agricultural volumes sold and customer conservation.

International Propane revenues increased during the 2006 six-month period reflecting higher retail LPG selling prices per gallon on lower retails gallons sold, largely offset by the effect of the stronger dollar

                        UGI CORPORATION AND SUBSIDIARIES

versus the euro. Higher average LPG product cost per retail gallon sold than in the 2005 six-month period resulted in higher year-over-year prices to our customers. International Propane's total cost of sales was comparable in the 2006 six-month period to the 2005 six-month period reflecting the significantly higher LPG product costs largely offset by the effect of the stronger dollar.

Total margin declined $63.5 million in the 2006 six-month period compared to the prior-year period primarily reflecting the absence of higher than normal margin per gallon of LPG ("unit margin") experienced in the prior year and approximately $27 million due to the negative currency translation effect of a stronger dollar. Antargaz' total base currency margin declined E26.4 million reflecting the lower unit margins and, to a much lesser extent, lower volumes sold.

International Propane operating income declined $66.3 million in the 2006 six-month period principally reflecting the decline in total margin, $19.9 million from the reversal of certain non-income related tax reserves in the prior-year period (see discussion in "Antargaz Tax Matter") partially offset by an approximate $13.1 million decrease in operating and administrative expenses and slight decreases in depreciation and amortization, reflecting the effect of the stronger dollar. International Propane's total base-currency operating and administrative expenses were comparable with the 2005 six-month period. The decrease in income before income taxes principally reflects the decrease in operating income and the $1.4 million loss on early extinguishment of debt partially offset by lower interest expense and changes in minority interest.

GAS UTILITY:

                                                              Increase
For the six months ended March 31,        2006      2005     (Decrease)
----------------------------------       ------    ------   ------------
(Millions of dollars)
Revenues (a)                             $516.0    $417.1   $98.9   23.7%
Total margin (a) (b)                     $133.1    $133.2   $(0.1)  (0.1)%
Operating income                         $ 75.6    $ 76.7   $(1.1)  (1.4)%
Income before income taxes               $ 65.9    $ 68.6   $(2.7)  (3.9)%
System throughput -
   billions of cubic feet ("bcf") (a)      50.1      53.9    (3.8)  (7.1)%
Degree days - % (warmer) than normal (c)   (8.2)%    (0.4)%    --     --

(a) Beginning in Fiscal 2006, Gas Utility adjusted its method of estimating throughput and associated revenues for service provided through the end of the month but not yet billed by more closely correlating such estimated throughput to distribution system sendout data by rate class. The Company believes that the new method of estimating unbilled throughput results in a more accurate quarterly estimate of unbilled revenues and associated total margin. The change in the method of estimating unbilled throughput did not have a material impact on Gas Utility throughput, revenues or margin for the 2006 six-month period.

(b)  Total margin represents total revenues less total cost of sales.

(c) Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration ("NOAA") for 4 airports located within our service territory. The 2005 six-month period degree day statistics have been restated to reflect the current-year, four-location average from the previous single location statistic.

Weather in Gas Utility's service territory based upon heating degree days was 8.2% warmer than normal during the 2006 six-month period and approximately normal in the prior-year six-month period. Notwithstanding year-over-year growth in the number of our customers, total distribution system throughput decreased
3.8 bcf due to lower volumes transported for firm and interruptible delivery service customers and a decrease in sales to retail core-market customers reflecting the warmer weather and price-induced customer conservation.

Gas Utility revenues increased $98.9 million during the 2006 six-month period principally reflecting a $76.7 million increase in retail core-market revenues, the result of higher average PGC rates, and a $23.0 million increase in revenues from low-margin off-system sales. Gas Utility's cost of gas was $382.9 million in the 2006 six-month period compared to $283.9 million in the 2005 six-month period

                        UGI CORPORATION AND SUBSIDIARIES

reflecting the impact of the previously mentioned higher retail core-market purchased gas costs and greater costs associated with the higher off-system sales.

Gas Utility total margin in the 2006 six-month period was comparable to the prior-year six-month period as the decrease in margin largely associated with lower sales to retail-core market customers was offset by higher total margin from interruptible customers.

Gas Utility operating income decreased $1.1 million in the 2006 six-month period compared to the 2005 six-month period principally reflecting increased depreciation expense and $0.3 million of increased operating and administrative expenses. Total operating and administrative expenses were slightly higher than the prior-year period predominately reflecting increased required environmental remediation reserves and higher uncollectible accounts and customer assistance expenses largely offset by lower stock-based incentive compensation costs and lower distribution system maintenance expenses resulting, in large part, from the mild heating-season weather.

The decrease in Gas Utility income before income taxes reflects the previously mentioned decrease in operating income and an increase in interest expense attributable to higher short-term debt outstanding and higher short-term interest rates.

ELECTRIC UTILITY:

                                                          Increase
For the six months ended March 31,    2006     2005      (Decrease)
----------------------------------   ------   ------   -------------
(Millions of dollars)
Revenues (a)                         $ 49.3   $ 47.9   $ 1.4     2.9%
Total margin (a) (b)                 $ 20.1   $ 22.3   $(2.2)   (9.9)%
Operating income                     $  9.8   $ 11.9   $(2.1)  (17.6)%
Income before income taxes           $  8.5   $ 10.9   $(2.4)  (22.0)%
Distribution sales - millions of
   kilowatt hours ("gwh")(b)          526.4    531.2    (4.8)   (0.9)%

(a) Beginning in Fiscal 2006, Electric Utility adjusted its method of estimating sales and associated revenues for electricity consumed, but not yet billed to its customers. The change in the method of estimating unbilled sales did not have a material effect on sales, revenues or margin for the 2006 six-month period.

(b) Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.7 million in both of the six-month periods ended March 31, 2006 and 2005. For financial statement purposes, revenue-related taxes are included in "Utility taxes other than income taxes" on the Condensed Consolidated Statements of Income.

Electric Utility's 2006 six-month period kilowatt-hour sales decreased 0.9% compared to the prior-year period. Electric Utility revenues increased $1.4 million in the 2006 six-month period largely reflecting higher POLR electric generation rates partially offset by the effects of the lower sales. Electric Utility's cost of sales increased to $26.5 million in the 2006 six-month period from $22.9 million in the 2005 six-month period reflecting higher per unit purchased power costs partially offset by the effects of lower sales.

Electric Utility total margin in the 2006 six-month period decreased $2.2 million compared to the 2005 six-month period principally reflecting the higher per unit purchased power costs partially offset by the increase in POLR electric generation rates.

Operating income decreased in the 2006 six-month period principally reflecting the decrease in total margin. The decrease in income before income taxes principally reflects the lower operating income and higher interest expense on short-term debt.

                        UGI CORPORATION AND SUBSIDIARIES

ENERGY SERVICES:

For the six months ended March 31,    2006     2005       Increase
----------------------------------   ------   ------   -------------
(Millions of dollars)
Revenues                             $890.2   $761.2   $129.0   16.9%
Total margin (a)                     $ 45.1   $ 38.1   $  7.0   18.4%
Operating income                     $ 34.3   $ 20.1   $ 14.2   70.6%
Income before income taxes           $ 34.3   $ 20.1   $ 14.2   70.6%

(a)  Total margin represents total revenues less total cost of sales.

Energy Services revenues increased $129.0 million in the 2006 six-month period compared to the 2005 six-month period. Revenues generated by Energy Services' natural gas and oil marketing business increased approximately $104 million in the 2006 six-month period despite a 29% decrease in natural gas volumes sold reflecting the effects of higher natural gas product costs. The decline in natural gas volumes reflects the effects of warmer weather conditions in Energy Services' service territories and customer losses associated with maintenance of our credit risk management policy in a high natural gas price environment. Asset Management provided approximately $20.6 million in higher revenues largely reflecting the ownership of its propane terminal for the entire 2006 six-month period and also higher propane product costs. The terminal was purchased in November 2004. The remaining increase in revenues is attributed to our electric generation marketing activities.

Total margin increased $7.0 million in the 2006 six-month period compared to the prior-year six-month period. The increase in total margin is primarily attributed to higher margin from electric generation and propane terminal operations.

The increase in Energy Services operating income and income before income taxes principally reflects the previously mentioned increase in total margin and the $9.1 million gain on the sale of Energy Ventures partially offset by higher operating and administrative expenses and higher depreciation and amortization expense.

                        FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION

Our cash, cash equivalents and short-term investments totaled $369.1 million at March 31, 2006 compared with $385.0 million at September 30, 2005. These amounts include $235.8 million and $138.7 million, respectively, of cash, cash equivalents and short-term investments available to UGI.

The Company's long-term debt outstanding at March 31, 2006 totaled $1,693.8 million (including current maturities of $57.0 million) compared to $1,644.5 million of long-term debt (including current maturities of $252.0 million) at September 30, 2005.

AmeriGas OLP's Credit Agreement expires on October 15, 2008 and consists of (1) a $100 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. At March 31, 2006, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.9 million at

                        UGI CORPORATION AND SUBSIDIARIES

March 31, 2006 and was approximately the same amount outstanding during the entire six-month period ended March 31, 2006. AmeriGas OLP's short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. Due in part to the issuance of 2.3 million Common Units in September 2005, during the 2006 six-month period generally, the Partnership did not need to use its Revolving Credit Facility to fund its operations. During the six months ended March 31, 2005, the average daily borrowings outstanding under the Credit Agreement were $30.7 million and the peak borrowings outstanding were $84.0 million. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission ("SEC") under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.

In January 2006, the Partnership and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP's $160 million Series A and $68.8 million Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006 and $59.6 million of the Partnership's $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. UGI incurred a pre-tax loss on extinguishment of debt associated with the refinancings of approximately $17.1 million ($4.6 million after-tax) which was recorded during the three months ended March 31, 2006.

On December 7, 2005, Antargaz executed a new five-year, floating rate Senior Facilities Agreement with a major French bank providing for a E380 million term loan and a E50 million revolving credit facility which expires March 31, 2011. At March 31, 2006, there were no borrowings outstanding under the revolver. The proceeds of the term loan were used in December 2005 to repay immediately the existing E175 million Senior Facilities term loan, to fund the redemption of the E165 million High Yield Bonds in January 2006, including a premium, and for general corporate purposes. As a result of this refinancing, we incurred a pre-tax loss on extinguishment of debt of $1.4 million ($0.9 million after-tax). In addition, AGZ executed interest rate swap agreements with the same bank to fix the rate of interest on the term loan for the duration of the loan at a rate of approximately 3.25%, plus margin.

Flaga's management plans to obtain an extension of or to refinance its outstanding long-term debt. Flaga has long-term debt maturing during 2006 of approximately $51.5 million.

UGI Utilities has revolving credit agreements under which it may borrow up to a total of $110 million. These agreements expire in June 2007 through June 2008. From time to time, UGI Utilities makes short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. At March 31, 2006, UGI Utilities had $55 million in short-term borrowings outstanding under these uncommitted arrangements and $68.3 million in borrowings outstanding under the revolving credit agreements. Short-term borrowings, including borrowings under revolving credit agreements, are classified as bank loans on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2006 and 2005, average daily bank loan borrowings were $119.8 million and $61.6 million, respectively, and peak bank loan borrowings totaled $175.9 million and $90.4 million, respectively. The increase in average and peak bank loans during the 2006 six-month period reflects, in large part, borrowings to fund increased working capital resulting principally from higher natural gas prices. UGI Utilities also has a shelf registration statement with the SEC under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities.

                        UGI CORPORATION AND SUBSIDIARIES

Energy Services has a $150 million receivables purchase facility ("Receivables Facility") with an issuer of receivables-backed commercial paper expiring in April 2009. In order to provide additional short-term liquidity during the peak heating season due to increased energy product costs, the maximum level of funding available at any one time from this facility was temporarily increased to $300 million for the period from November 1, 2005 to April 24, 2006. After April 24, 2006, the maximum level of funding available at any one time from this facility is $150 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation ("ESFC"), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. The proceeds of these sales are less than the face amount of the accounts receivable sold by an amount that approximates the purchaser's financing cost of issuing its own receivables-backed commercial paper. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At March 31, 2006, the outstanding balance of ESFC receivables was $56.5 million which is net of $75.6 million in trade receivables sold to the commercial paper conduit.

In addition, a major bank has committed to Energy Services to issue up to $50 million of standby letters of credit, secured by cash or marketable securities ("LC Facility"). At March 31, 2006, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2007.

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

Cash flow provided by operating activities was $71.0 million in the 2006 six-month period compared to $188.5 million in the 2005 six-month period. Cash flow from operating activities before changes in operating working capital was $327.3 million in the 2006 six-month period compared with $367.7 million in the prior-year six-month period. The decline in cash flow from operating activities before changes in operating working capital mainly reflects the lower net income and the impact of settlement payments made during the 2006 six-month period associated with Energy Services' exchange-traded natural gas derivative hedge contracts. Changes in operating working capital used $256.3 million in the 2006 six-month period and $179.2 million in the 2005 six-month period. The greater cash requirements to fund working capital reflects, in part, the effects of higher energy commodity prices.

INVESTING ACTIVITIES. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-

                        UGI CORPORATION AND SUBSIDIARIES

term investments and proceeds from sales of assets. Net cash used in investing activities was $130.3 million in the 2006 six-month period compared to $105.3 million in the prior-year period. The increase in investing activities largely reflects the increase in short-term investments and in our international operations partially offset by the net proceeds received from Energy Services' sale of its 50% ownership interest in Energy Ventures in March 2006.

FINANCING ACTIVITIES. Cash flow used by financing activities was $7.0 million in the 2006 six-month period compared with $71.9 million of cash used in the prior-year six-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net borrowings under revolving credit facilities, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from public offerings of AmeriGas Partners Common Units and issuances of UGI common stock. In December 2005, Antargaz entered into a E380 million term loan. The proceeds were used to repay the existing E175 million Senior Facilities term loan, redeem its E165 million of High Yield Bonds and for general corporate purposes. Antargaz incurred a $1.4 million loss on extinguishment of debt associated with its refinancings. Also, in December 2005, UGI Utilities refinanced $50 million of its maturing 7.14% Medium-Term Notes with the proceeds from the issuance of $50 million of 5.64% Medium-Term Notes. In January 2006, the Partnership and AP Eagle Finance Corp. issued $350 million of 7.125% Senior Notes due 2016. The proceeds of this registered public debt offering were used to refinance AmeriGas OLP's $160 million Series A and $68.8 million Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006 and $59.6 million of the Partnership's $60 million 10% Senior Notes due 2006 pursuant to a tender offer, plus a premium. The Partnership incurred a $17.1 million loss on early extinguishment of debt associated with these refinancings. In February and March 2006, UGI Utilities repaid the two September 2005 $35 million borrowings it had under uncommitted arrangements.

We paid cash dividends on UGI Common Stock of $35.5 million and $32.2 million during the six months ended March 31, 2006 and 2005, respectively. During the six months ended March 31, 2006, the Partnership declared and paid quarterly distributions on its limited partner units for the quarters ended December 31, 2005 and September 30, 2005. On April 24, 2006, AmeriGas Propane's Board of Directors approved an increase in its quarterly distribution rate on AmeriGas Partners Common Units to $0.58 per Common Unit ($2.32 annually) from $0.56 per Common Unit ($2.24 annually). The quarterly distribution of $0.58 for the quarter ended March 31, 2006 will be paid on May 18, 2006 to holders of record on May 10, 2006.

UGI COMMON DIVIDEND INCREASE

On April 25, 2006, UGI's Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.17625 per share or $0.705 per common share on an annual basis. The new quarterly dividend is effective with the dividend payable on July 1, 2006 to shareholders of record on June 15, 2006.

ANTARGAZ TAX MATTER

The French tax authorities levy taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as "business tax." The amount of business tax charged annually is generally dependent upon the value of certain of the entity's tangible fixed assets. Prior to the Antargaz Acquisition, Antargaz filed suit against French tax authorities in connection with the assessment of business tax related to the tax treatment of certain of its owned tanks at customer locations. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments that would have been due from Antargaz in respect of the tax

                        UGI CORPORATION AND SUBSIDIARIES

related to its tanks for the period from January 1, 1997 through December 31, 2000. Antargaz has recorded liabilities for business taxes related to various classes of equipment. On February 4, 2005, Antargaz received a letter that was issued by the French government to the French Committee of Butane and Propane ("CFBP"), a butane/propane industry group, concerning the business tax, that eliminated the requirement for Antargaz to pay business tax associated with tanks at certain customer locations. In addition, during Fiscal 2005 resolution was reached relating to business taxes relating to a prior year. Further changes in the French government's interpretation of the tax laws or in the tax laws themselves could have either an adverse or a favorable effect on our results of operations. Our Condensed Consolidated Statements of Income for the three and six months ended March 31, 2005 include a pre-tax gain of $19.9 million and a net after-tax gain of $14.9 million associated with the resolution of certain business tax matters related principally to prior years.

PG ENERGY ACQUISITION

On January 26, 2006, UGI signed a definitive agreement to acquire the natural gas utility assets of PG Energy from Southern Union Company for approximately $580 million in cash, subject to certain adjustments. We expect to fund the purchase price and related costs of the acquisition with a combination of existing cash and proceeds from the issuance of long-term debt. PG Energy serves approximately 158,000 customers in 13 counties in northeastern and central Pennsylvania. The proposed transaction is subject to PUC approval and is expected to close during our fourth fiscal quarter ending September 30, 2006. We anticipate that UGI Utilities will acquire and operate, through a subsidiary, the regulated assets of PG Energy immediately following UGI's completion of the acquisition.

FLAGA JOINT VENTURE

On February 15, 2006, Flaga entered into a joint venture with a subsidiary of Progas GmbH & Co KG ("Progas") to create a company for the retail distribution of LPG in central and eastern Europe. Headquartered in Dortmund, Germany, Progas is controlled by Thyssen'sche Handelsgesellschaft m.b.H. The joint venture company, Zentraleuropa LPG Holding (the "Flaga JV"), an Austrian limited liability company, through its subsidiaries engages in the retail distribution of LPG in the Czech Republic, Hungary, Poland, Slovakia and Romania. In forming the joint venture, Flaga contributed the shares of its LPG subsidiaries operating in the Czech Republic and Slovakia to the Flaga JV and paid cash of E9.1 million to Progas. Progas contributed the shares of its LPG subsidiaries operating in the Czech Republic, Hungary, Poland, Romania, and Slovakia to the Flaga JV. These LPG operating subsidiaries distributed approximately 77 million gallons of LPG in these five countries in 2005. The Flaga JV is owned and controlled equally by Flaga and Progas. In a related transaction, Progas sold its retail LPG business in Austria to Flaga.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" ("SFAS 156"). We are currently evaluating the impact that the adoption of SFAS 156 will have but do not believe it will have a material impact on our financial position or results of operations. See Note 1 to the Condensed Consolidated Financial Statements for additional information.

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

Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2006. In accordance with these settlements, effective January 1, 2005, Electric Utility increased its POLR generation rates for all metered customers 4.5% of total rates in effect on December 31, 2004 and increased POLR rates by 3% effective January 1, 2006 (total increase of 7.5% of rates in effect on December 31, 2004). Currently, Electric Utility's fixed-price power and capacity contracts with electricity suppliers mitigate a substantial portion of its commodity price risk associated with POLR service rate limits in effect through December 31, 2006. Electric Utility has initiated discussions with various parties to establish POLR rates for periods beginning January 1, 2007. On April 17, 2006, Electric Utility filed a proposal with the PUC to establish POLR rates that are reflective of market prices. No resolution has been reached regarding the level or structure of the proposed rates. With respect to its existing fixed-price power and capacity contracts, should any of the counterparties fail to provide electric power or capacity under the terms of such contracts, any increases in the cost of replacement power or capacity could negatively impact Electric Utility results. In order to reduce the risk associated with non-performance, Electric Utility has diversified its purchases across several suppliers and entered

                        UGI CORPORATION AND SUBSIDIARIES

into bilateral collateral arrangements with certain of them. From time to time, Electric Utility enters into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements.

In order to manage market price risk relating to substantially all of Energy Services' fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded natural gas futures contracts or enters into fixed-price supply arrangements. Exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange ("NYMEX") and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At March 31, 2006, Energy Services had $34.7 million deposited into such margin accounts. Although Energy Services' fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services' results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.

UGID has entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its electric generation assets. In conjunction with certain of these sales agreements, at March 31, 2006, UGID had $4.3 million in collateral deposits held by its counterparties which amount is reflected in other assets on the Consolidated Balance Sheet. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, UGID would be required to purchase such electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact the Company's results.

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

Our variable-rate debt includes borrowings under AmeriGas OLP's Credit Agreement, borrowings under UGI Utilities' revolving credit agreements and a substantial portion of Flaga's debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. At March 31, 2006, combined borrowings outstanding under these agreements totaled approximately $186.7 million. Antargaz has effectively fixed the interest rate on its variable-rate debt through June 2011 through the use of interest rate swaps. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2006. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2006. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the

                        UGI CORPORATION AND SUBSIDIARIES

market price of electricity; (4) interest rates on ten-year U.S. treasury notes and the three-month Euribor and; (5) value of the euro versus the U.S. dollar.

                                                       Change in
                                         Fair Value   Fair Value
                                         ----------   ----------
(Millions of dollars)
March 31, 2006:
   Propane commodity price risk            $  2.0       $ (4.4)
   Natural gas commodity price risk          (2.2)        (9.4)
   Electricity commodity price risk           7.2         (1.5)
   Interest rate risk                        11.2        (10.3)
   Foreign currency exchange rate risk        5.4        (12.5)

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

Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries ("net investment hedges"). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At March 31, 2006, the fair value of unsettled net investment hedges was a gain of $1.7 million, which is included in the foreign currency exchange rate risk in the table above. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $48.2 million, which amount would be reflected in other comprehensive income.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Connecticut Gas Plants Matter. By letter dated August 5, 2004, Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the "Northeast Companies"), demanded contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. By letter dated March 17, 2006, the Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and claimed that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities' own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies' estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities believes that it will have good defenses to any action that may arise out of the remaining sites.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

                        UGI CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 22, 2006, the Annual Meeting of Shareholders of UGI was held. The Shareholders (i) elected all nine nominees to the Board of Directors, and (ii) ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants.

The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

DIRECTOR NOMINEES         FOR       WITHHELD
-----------------     ----------   ---------
James W. Stratton     90,359,320   5,519,148
Richard C. Gozon      92,519,306   3,359,162
Stephen D. Ban        92,915,585   2,962,883
Lon R. Greenberg      92,858,387   3,020,081
Marvin O. Schlanger   90,419,019   5,459,449
Anne Pol              90,360,173   5,518,295
Ernest E. Jones       93,004,650   2,873,818
John L. Walsh         92,559,357   3,319,111
Roger B. Vincent      93,254,958   2,623,510

The number of votes cast for and against, and the number of abstentions in the ratification of the appointment of PricewaterhouseCoopers LLP is as follows:

For: 93,926,034; Against: 734,517; Abstain: 1,217,917. There were no broker non-votes.

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows:

EXHIBIT NO.                                 EXHIBIT
-----------                                 -------
    31.1      Certification by the Chief Executive Officer relating to the
              Registrant's Report on Form 10-Q for the quarter ended March 31,
              2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31,
              2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32        Certification by the Chief Executive Officer and the Chief
              Financial Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        UGI CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UGI Corporation
                                        (Registrant)


Date: May 8, 2006                       By: /s/ Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President-Finance and
                                            Chief Financial Officer


Date: May 8, 2006                       By: /s/ Michael J. Cuzzolina
                                            ------------------------------------
                                            Michael J. Cuzzolina
                                            Vice President-Accounting and
                                            Financial Control and
                                            Chief Risk Officer

                        UGI CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

31.1   Certification by the Chief Executive Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification by the Chief Financial Officer relating to the Registrant's
       Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

32     Certification by the Chief Executive Officer and the Chief Financial
       Officer relating to the Registrant's Report on Form 10-Q for the quarter ended March 31, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.