Form 10-K/A
period 2005-09-30
UGI CORP /PA/
filed 2006-06-26
CIK 884614

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


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

================================================================================

The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2005 to include the financial statements required by Form 11-K with respect to the UGI HVAC Enterprises, Inc. Savings Plan, the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth in Exhibit No. 99.1.


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

***23.1        Consent of Morison Cogen LLP

  *31.1        Certification by the Chief Executive
               Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
               September 30, 2005 pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

***31.1(a)     Certification by the Chief Executive
               Officer relating to the Registrant's
               Report on Form 10-K for the fiscal year
               ended September 30, 2005 as amended by
               Amendment No. 1 on Form 10-K/A pursuant
               to Section 302 of the Sarbanes-Oxley
               Act of 2002

  *31.2        Certification by the Chief Financial
               Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
               September 30, 2005 pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

***31.2(a)     Certification by the Chief Financial
               Officer relating to the Registrant's
               Report on Form 10-K for the fiscal year
               ended September 30, 2005 as amended by
               Amendment No. 1 on Form 10-K/A pursuant
               to Section 302 of the Sarbanes-Oxley Act
               of 2002

    *32        Certification by the Chief Executive
               Officer and the Chief Financial Officer
               relating to the Registrant's Report on Form
               10-K for the fiscal year ended September
               30, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  ***32(a)     Certification by the Chief Executive
               Officer and the Chief Financial Officer
               relating to the Registrant's Report on
               Form 10-K for the fiscal year ended
               September 30, 2005 as amended by
               Amendment No. 1 on Form 10-K/A pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002

***99.1        Financial Statements and Supplemental
               Schedule of UGI HVAC Enterprises, Inc.
               Savings Plan, AmeriGas Propane, Inc.
               Savings Plan and UGI Utilities, Inc.
               Savings Plan for the year ended December
               31, 2005



* Filed with Annual Report on Form 10-K for the fiscal year 2005 filed on December 13, 2005.


** As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.


***  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UGI CORPORATION



Date: June 26, 2006                     By: /s/ Anthony J. Mendicino
                                            ------------------------------------
                                            Anthony J. Mendicino
                                            Senior Vice President - Finance
                                            and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
  23.1        Consent of Morison Cogen LLP

  31.1(a) Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
              September 30, 2005 as amended by Amendment No. 1 on Form 10-K/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2(a) Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended
              September 30, 2005 as amended by Amendment No. 1 on Form 10-K/A pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32(a)     Certification by the Chief Executive Officer and the Chief
              Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2005 as amended by Amendment No. 1 on Form 10-K/A pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

  99.1        Financial Statements and Supplemental Schedule of UGI HVAC
              Enterprises, Inc. Savings Plan, AmeriGas Propane, Inc. Savings
              Plan and UGI Utilities, Inc. Savings Plan for the year ended
              December 31, 2005