Form 10-K
period 2006-09-30
UGI CORP /PA/
filed 2006-12-11
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
Commission file number 1-11071
UGI CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2668356 (I.R.S. Employer Identification No.)
460 North Gulph Road, King of Prussia, PA 19406
(Address of Principal Executive Offices) (Zip Code)
(610) 337-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of Each Class	on Which Registered
Common Stock, without par value	New York Stock Exchange, Inc. Philadelphia Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by nonaffiliates of the registrant on March 31, 2006 was $2,174,882,441.
At December 1, 2006 there were 105,816,035 shares of UGI Corporation Common Stock issued and outstanding.
Documents Incorporated By Reference: Portions of the Annual Report to Shareholders for the year ended September 30, 2006 are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on February 27, 2007 are incorporated by reference into Part III of this Form 10-K.

		Page
PART I:		1

Items 1. and 2.	Business and Properties	1

Item 1A.	Risk Factors	24

Item 1B.	Unresolved Staff Comments	30

Item 3.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II:		34

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34

Item 6.	Selected Financial Data	36

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 8.	Financial Statements and Supplementary Data	37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Item 9A.	Controls and Procedures	37

Item 9B.	Other Information	38

PART III:		38

Item 10.	Directors and Executive Officers of Registrant	38

Item 11.	Executive Compensation	38

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38

Item 13.	Certain Relationships and Related Transactions	38

Item 14.	Principal Accountant Fees and Services	38

PART IV:		42

Item 15.	Exhibits and Financial Statement Schedules	42

	Signatures	53

Index to Financial Statements and Financial Statement Schedules		F-2

Exhibit 10.4
Exhibit 10.7
Exhibit 10.10
Exhibit 10.13
Exhibit 10.14
Exhibit 10.17
Exhibit 10.22
Exhibit 10.38
Exhibit 10.39
Exhibit 10.66
Exhibit 10.66(a)
Exhibit 13
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I:
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW
UGI Corporation is a holding company that distributes and markets energy products and related services through subsidiaries and joint venture affiliates. We are a domestic and international retail distributor of propane and butane (which are liquefied petroleum gases (“LPG”)); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity; a regional marketer of energy commodities; and a provider of heating and cooling services. Our subsidiaries and joint venture affiliates operate principally in the following five business segments:
•	AmeriGas Propane

•	International Propane

•	Gas Utility

•	Electric Utility

•	Energy Services
The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. (“AmeriGas Partners” or the “Partnership”), which is the nation’s largest retail propane distributor. The Partnership’s sole general partner is our subsidiary, AmeriGas Propane, Inc. (“AmeriGas Propane” or the “General Partner”). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership; they trade on the New York Stock Exchange under the symbol “APU.” We have an effective 44% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company’s Consolidated Financial Statements.
The International Propane segment consists of the LPG distribution businesses of our wholly owned subsidiaries Antargaz, a French société anonyme (“Antargaz”), and Flaga GmbH, an Austrian limited liability company (“Flaga”), and our joint venture in China. Antargaz is one of the largest retail distributors of LPG in France. Flaga is the largest retail LPG distributor in Austria and through its joint venture company is one of the largest retail distributors in the Czech Republic and Slovakia. In China, we participate in an LPG joint venture business in the Nantong region.
On August 24, 2006, we acquired a Pennsylvania natural gas utility business from Southern Union Company which significantly increased our natural gas distribution business. The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, Inc. (“UGI Utilities”) and UGI Utilities’ subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). Gas Utility serves approximately 473,000 customers in eastern and northeastern Pennsylvania. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility and Electric Utility are regulated by the Pennsylvania Public Utility Commission (“PUC”).

The Energy Services segment consists of energy-related businesses conducted by a number of subsidiaries. These businesses include (i) energy marketing in the eastern region of the United States under the trade names GASMARK® and POWERMARK®, (ii) operating or owning interests in electric generation assets in Pennsylvania, (iii) operating liquefied natural gas and propane storage and peak-shaving facilities in eastern Pennsylvania, and (iv) operating a propane import and storage facility in Chesapeake, Virginia.
UGI Corporation also owns and operates heating, ventilation, air conditioning, refrigeration and electrical contracting service businesses serving customers in the Mid-Atlantic region.
Business Strategy
Since 1999, our business strategy has been to grow the Company by focusing on our core competencies as a marketer and distributor of energy products and services. We are employing our core competencies from our existing businesses and using our national scope, international experience, extensive asset base and access to customers to accelerate both internal growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During fiscal year 2006, we completed a number of transactions in pursuit of this strategy, including the acquisition of a natural gas utility business in Pennsylvania, the formation of a joint venture company distributing LPG in the Czech Republic, Slovakia, Poland, Hungary and Romania, and the formation of a Dutch private limited liability company as a vehicle to facilitate the management and continued growth of our international business.
Corporate Information
UGI Corporation was incorporated in Pennsylvania in 1991. UGI Corporation is not subject to regulation by the PUC. UGI Corporation is a “holding company” under the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). PUHCA 2005 and the implementing regulations of the Federal Energy Regulatory Commission (“FERC”) give FERC access to certain holding company books and records and impose certain accounting, record-keeping, and reporting requirements on holding companies. PUHCA 2005 also provides state utility regulatory commissions with access to holding company books and records in certain circumstances. Pursuant to a waiver granted in accordance with FERC’s regulations on the basis of UGI Corporation’s status as a single-state holding company system, UGI Corporation is not subject to certain of the accounting, record-keeping, and reporting requirements prescribed by FERC’s regulations.
Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms “Company” and “UGI,” as well as the terms “our,” “we,” and “its,” are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms “AmeriGas Partners” and the “Partnership” are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries and the term “UGI Utilities” is sometimes used as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries.

The Company’s corporate website can be found at www.ugicorp.com. The Company makes available free of charge at this website (under the “Investor Relations and Corporate Governance-SEC filings” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation and Management Development Committees of the Board of Directors are also available on the Company’s website, under the caption “Investor Relations and Corporate Governance-Corporate Governance.” All of these documents are also available free of charge by writing to Robert W. Krick, Vice President and Treasurer, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.
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
AMERIGAS PROPANE
Our domestic propane distribution business is conducted through AmeriGas Partners. As of September 30, 2006, the Partnership operated from approximately 600 district locations in 46 states. The reduction in district locations from approximately 650 district locations as of September 30, 2005 is primarily a result of the combination of district locations situated in close geographic proximity to each other. AmeriGas Propane manages the Partnership. Although our consolidated financial statements include 100% of the Partnership’s revenues, assets and liabilities, our net income reflects only our 44% effective interest in the income or loss of the Partnership, due to the outstanding publicly-owned limited partnership interests. See Note 1 to the Company’s Consolidated Financial Statements.
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
The primary customers for propane are residential, commercial, industrial, motor fuel and agricultural users to whom natural gas is not readily available. Propane is typically more expensive than natural gas and fuel oil and, in most areas, cheaper than electricity on an equivalent energy basis.
Products, Services and Marketing
As of September 30, 2006, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the United States. It is also licensed as a carrier in the Canadian Providences of Alberta, British Columbia and Quebec.

The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. The Partnership distributed over one billion gallons of propane in fiscal year 2006. Approximately 89% of the Partnership’s fiscal year 2006 sales (based on gallons sold) were to retail accounts and approximately 11% were to wholesale customers. Sales to residential customers in fiscal year 2006 represented approximately 39% of retail gallons sold; commercial/industrial customers 35%; motor fuel customers 15%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 6% of 2006 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program (formerly, PPX Prefilled Propane Xchange® program or PPX ). At September 30, 2006, ACE was available at approximately 21,900 retail locations throughout the United States. Sales of our ACE grill cylinders to retailers are included in the commercial/industrial market. The ACE program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders or to purchase filled cylinders at various retail locations such as home centers, gas stations, mass merchandisers, grocery and convenience stores.
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
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders with capacities of 4 to 24 gallons. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up for replenishment or filled in place.

Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2006, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2007. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, no single supplier provided more than 10% of the Partnership’s total propane supply in fiscal year 2006. In certain market areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at major storage points such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona and Pennsylvania, as well as at smaller facilities in several other states.
Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas and Conway, Kansas, two major storage areas.
Average Propane Spot Market Prices
Competition
Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating, and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

In the motor fuel market, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.
The retail propane industry is mature, with only modest growth in total demand for the product foreseen. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the Strategic Accounts program (through which the Partnership encourages large, multi-location propane users to enter into a supply agreement with it rather than with many small suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its results.
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
Based on the most recent annual survey by the American Petroleum Institute, 2004 domestic retail propane sales (annual sales for other than chemical uses) totaled approximately 11.1 billion gallons and, based on LP-GAS magazine rankings, 2005 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales. Based upon 2004 sales data, management believes the Partnership’s 2006 retail volume represents approximately 9% of domestic retail sales.
Properties
As of September 30, 2006, the Partnership owned approximately 83% of its district locations. The Partnership subleases 3 one-million barrel underground storage caverns in Arizona to store propane and butane for itself and third parties, and it leases a 1.3 million gallon storage terminal in Pennsylvania. In addition, the Partnership also owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to several refiners for the storage of butane.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2006, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
530	Trailers	93	7
280	Tractors	34	66
180	Railroad tank cars	0	100
2,520	Bobtail trucks	10	90
310	Rack trucks	8	92
2,130	Service and delivery trucks	12	88
Other assets owned at September 30, 2006 included approximately 847,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 2.4 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,200 large volume tanks which are used for its own storage requirements.
Trade Names, Trade and Service Marks
The Partnership markets propane principally under the “AmeriGas®” and “America’s Propane Company®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these names and trade and service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 55% to 60% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s operating income is earned, during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.
Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulation
The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or, the “Superfund Law”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws. See Note 10 to the Company’s Consolidated Financial Statements.
All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The latest version of NFPA Pamphlet No. 58, adopted by a majority of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically, depending on the age of the cylinders. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety code applies to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.
Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2006, the General Partner had approximately 5,900 employees, including approximately 433 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

INTERNATIONAL BUSINESSES
We conduct our international LPG distribution business principally in Europe through our wholly owned subsidiaries, Antargaz and Flaga. During fiscal year 2006, we formed a Dutch private limited liability company, UGI International Holdings, B.V., to hold our interests in Antargaz and Flaga. On February 15, 2006, Flaga entered into a joint venture with a subsidiary of Progas GmbH & Co KG (“Progas”) to combine their central European LPG operations. The new joint venture company, Zentraleuropa LPG Holding GmbH (“ZLH”), is owned and controlled equally by Flaga and Progas. Flaga contributed the shares of its operating subsidiaries in the Czech Republic and Slovakia to ZLH and Progas contributed the shares of its operating subsidiaries in the Czech Republic, Slovakia, Poland, Hungary and Romania to ZLH. Antargaz operates in France; Flaga operates in Austria and Switzerland; and ZLH operates through subsidiaries in the Czech Republic, Slovakia, Poland, Hungary and Romania. In a related transaction during fiscal year 2006, Flaga expanded its LPG distribution business in Austria by acquiring Progas Flüssiggas Handelsgesellschaft GmbH. During fiscal year 2006, Antargaz sold approximately 315 million gallons of LPG and Flaga sold approximately 27 million gallons of LPG. Since the formation of ZLH in February of 2006, ZLH, through its subsidiaries, sold approximately 38 million gallons of LPG. Our joint venture in China sold approximately 16 million gallons of LPG during fiscal year 2006.
ANTARGAZ
Products, Services and Marketing
Antargaz’ customer base consists of residential, commercial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz sells LPG in cylinders, and in small, medium and large bulk volumes stored in tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG. Antargaz sells LPG in cylinders to approximately 23,000 retail outlets, such as supermarkets, individually owned stores and gas stations. At September 30, 2006, Antargaz had approximately 210,000 bulk customers and approximately 5 million cylinders in circulation. Approximately 64% of Antargaz’ fiscal year 2006 sales (based on volumes) were cylinder and small bulk, 14% medium bulk, 20% large bulk, and 2% to service stations for automobiles. Antargaz also engages in wholesale sales of LPG and provides logistic, storage and other services to third-party LPG distributors. No single customer represents, or is anticipated to represent, more than 5% of total revenues for Antargaz.
Sales to small bulk customers represent the largest segment of Antargaz’ business in terms of volume, revenue and margin. Small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Small bulk customers also include municipalities, which use LPG for heating sports arenas and swimming pools, and the poultry industry for use in chicken brooding.

The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane-filled cylinders accounted for approximately 60% of LPG cylinders for fiscal year 2006, with propane-filled cylinders accounting for the remainder. Propane-filled cylinders are also used to supply fuel for forklift trucks. The market demand for filled cylinders has been declining, due primarily to customers gradually changing to other household energy sources for heating and cooking, such as natural gas. Antargaz is seeking to increase demand for butane and propane-filled cylinders through marketing and product innovations.
Medium bulk customers use propane only, and consist mainly of large residential developments such as housing projects, hospitals, municipalities and medium-sized industrial and agricultural enterprises. Large bulk customers are primarily companies that use LPG in their industrial processes and large agricultural companies.
LPG Supply and Storage
Antargaz has an agreement with Totalgaz for the supply of butane and propane, with pricing based on internationally quoted market prices. Under this agreement, 80% of Antargaz’ requirements for butane are guaranteed until June 2009 and 50% of its requirements for propane are guaranteed until June 2007. Requirements are fixed annually; Antargaz can develop other sources of supply. For the 2006 fiscal year, Antargaz purchased almost 100% of its butane needs and approximately 23% of its propane needs from Totalgaz. Antargaz also purchases propane on the international market and, to a lesser degree, purchases butane on the domestic market, under term agreements with international oil and gas trading companies such as SHV Gas Supply and Trading, Den Norske Stats Oldeselshap (“Statoil”), Norsk Hydro Produksjon AS (“Norsk Hydro”) and Morgan Stanley Capital Group Inc. In addition, purchases are made on the spot market from international oil and gas companies such as Total Oil Trading SA (“Total Trading”) and to a lesser extent from domestic refineries, including those operated by BP France and Esso SAF.
Antargaz has 4 primary storage facilities in operation, including 3 that are located at deep sea harbor facilities, and 25 secondary storage facilities. It also manages an extensive logistics and transportation network. Access to seaborne facilities allows Antargaz to diversify its LPG supplies through imports. LPG stored in primary storage facilities is transported to smaller storage facilities by rail, sea and road. At secondary storage facilities, LPG is filled into cylinders or trucks equipped with tanks and then delivered to customers.
Competition
The LPG market in France is mature, with limited future growth expected. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Antargaz competes in all of its product markets on a national level principally with three LPG distribution companies, Totalgaz (owned by Total France), Butagaz (owned by Societe des Petroles Shell, “Shell”) and Compagnie des Gaz de Petrole Primagaz (an independent supplier owned by SHV Holding NV), as well as with regional competitors, Vitogaz and Repsol. Competitive conditions in the French LPG market are undergoing change. Some supermarket chain stores and a joint venture company of Vitogaz and BP are competing in the cylinder market. As a result of these changes, we have experienced an intensified level of competition in the French LPG market. Antargaz’ competitors are generally affiliates of its LPG suppliers. As a result, its competitors may obtain product at more competitive prices. During fiscal year 2005, Antargaz received an inquiry from the French competition authority, the General Division of Competition, Consumption and Fraud Punishment. For more information on the inquiry, see “RISK FACTORS — The expansion of our international business means that we will face increased risks, which may negatively affect our business results.”

Seasonality
Because a significant amount of LPG is used for heating, demand is typically higher during the colder months of the year. Approximately 65% to 70% of Antargaz’ retail sales volume occurs, and approximately 90% to 95% of Antargaz’ operating income is earned, during the 6 months from October through March.
Government Regulation
Antargaz’ business is subject to various laws and regulations at the national and European levels with respect to protection of the environment, the storage and handling of hazardous materials and flammable substances, the discharge of contaminants into the environment and the safety of persons and property.
Properties
Antargaz has 4 primary storage facilities in operation. Two of these storage facilities are underground caverns, one is a refrigerated facility, and one is an aerial pressure facility. The table below sets forth details of each of these facilities.

			Antargaz	Antargaz
			Storage Capacity -	Storage Capacity -
			Propane	Butane
	Ownership %		(m3)(1)	(m3)(1)
Norgal	52.7%		22,600	8,900
Geogaz Lavera	16.7		17,400	32,500
Donges	50.0	(2)	30,000	0
Cobogal	15.0		1,300	900

(1)	Cubic meters.

(2)	Pursuant to a contractual arrangement with the owner.
Antargaz is evaluating whether to close a fifth storage facility, Geovexin. Antargaz has 25 secondary storage facilities, 14 of which are wholly-owned. The others are partially-owned, through joint ventures.
Employees
At September 30, 2006, Antargaz had approximately 1,100 employees.
FLAGA
Flaga distributes LPG in Austria and Switzerland, and ZLH’s subsidiaries distribute LPG in the Czech Republic, Slovakia, Poland, Hungary and Romania for residential, commercial, industrial and auto gas applications. During fiscal year 2006, Flaga sold approximately 27 million gallons of LPG and ZLH’s subsidiaries sold approximately 38 million gallons of LPG.
During fiscal year 2006, Flaga sold approximately 18 million gallons of LPG in Austria and Switzerland and 9 million gallons of LPG in the Czech Republic and Slovakia prior to the formation of ZLH. Flaga is the largest distributor of LPG in Austria, serving residential, commercial and industrial customers. The retail propane industry in Austria is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas and renewable energy sources. Competition for customers is based on contract terms as well as on product prices. Flaga has 6 sales offices in Austria. Much of Flaga’s cylinder business is conducted through approximately 500 local resellers with whom Flaga has a long business relationship. Flaga utilizes approximately 21 storage facilities in Austria and Switzerland. Flaga competes with other propane marketers, including competitors located in other eastern European countries. Flaga also competes with providers of other sources of energy, principally natural gas, electricity and wood. As of September 30, 2006, Flaga had approximately 150 employees.

Since the formation of ZLH in February of 2006, ZLH’s subsidiaries sold approximately 38 million gallons of LPG in the Czech Republic, Slovakia, Poland, Hungary and Romania. ZLH utilizes approximately 36 storage facilities and has approximately 12 sales offices in these countries. As of September 30, 2006, ZLH had approximately 550 employees. ZLH is one of the leading distributors of LPG in both the Czech Republic and Slovakia.
Flaga’s and ZLH’s businesses are subject to various laws and regulations at both the national and European levels with respect to protection of the environment, the storage and handling of hazardous materials and flammable substances, the discharge of contaminants into the environment and the safety of persons and property.
GAS UTILITY
Acquisition of PG Energy
On August 24, 2006, UGI Utilities, through its subsidiary UGIPNG, completed the acquisition of the natural gas utility business of PG Energy (“PG Energy”), an operating division of Southern Union Company (“SU”), and all of the capital stock of PG Energy Services, Inc. from SU. Prior to the acquisition, PG Energy served approximately 158,000 customers in 13 counties in northeastern Pennsylvania.
Service Area; Revenue Analysis
Gas Utility is authorized to distribute natural gas to approximately 473,000 customers in portions of 27 eastern and northeastern Pennsylvania counties through its distribution system of approximately 7,700 miles of gas mains. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing.
System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for the 2006 fiscal year was approximately 82.7 billion cubic feet (“bcf”). System sales of gas accounted for approximately 40% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 60% of system throughput. Gas Utility’s system throughput reflects UGIPNG’s throughput for the period since the PG Energy acquisition on August 24, 2006 through September 30, 2006.
Sources of Supply and Pipeline Capacity
Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, Transcontinental Gas Pipeline Corporation and Tennessee Gas Pipeline.

Gas Supply Contracts
During fiscal year 2006, UGI Utilities’ natural gas distribution utility excluding UGIPNG (“UGI Gas”) purchased approximately 44 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 76% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 24% of gas purchased by UGI Gas was supplied by approximately 20 producers and marketers. Gas supply contracts for UGI Gas and UGIPNG are generally no longer than 1 year.
Seasonality
Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 55% to 60% of Gas Utility’s throughput occurs, and approximately 85% to 90% of Gas Utility’s operating income is earned, during the five-month peak heating season from November through March.
Competition
Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility’s service area are seeking new load, primarily in the new construction market. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.
In substantially all of their service territories, UGI Gas and UGIPNG are the only regulated gas distribution utilities having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania’s Natural Gas Choice and Competition Act (“Gas Competition Act”), effective July 1, 1999 all of Gas Utility’s customers, including residential and smaller commercial and industrial customers (“Core Market Customers”), have been afforded this opportunity. As of September 30, 2006, one marketer provides gas supplies to approximately 4,200 of Gas Utility’s Core Market Customers. Gas Utility provides transportation services for its customers who purchase natural gas from others.
A number of Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility and Electric Utility Regulation and Rates — Gas Utility Rates.” In accordance with the PUC’s June 29, 2000 Gas Restructuring Order applicable to UGI Gas, margin from certain of these customers (who use pipeline capacity contracted by UGI Gas to serve retail customers) is used to reduce purchased gas cost rates for retail customers. Approximately 28% of UGI Gas’ commercial and industrial customers, including certain customers served under interruptible rates, have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing UGI Gas. The majority of customers in this group are served under transportation contracts having 3 to 20 year terms. Included in these two customer groups are UGI Gas’ 10 largest customers in terms of annual volumes. All of these customers have contracts, 7 of which extend beyond Fiscal 2007. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply
Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2007. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.
During fiscal year 2006, Gas Utility supplied transportation service to 2 major co-generation installations and 5 electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service area. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, UGI Gas connected approximately 9,900 residential heating customers during fiscal year 2006. Of those new customers, new home construction accounted for over 7,300 heating customers. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial UGI Gas customers was approximately 1,400. UGIPNG customer growth for the period since the PG Energy acquisition on August 24, 2006 through September 30, 2006 was not significant.
UGI Utilities continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before FERC affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings which relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines’ requests to increase their base rates, or change the terms and conditions of their storage and transportation services.
UGI Utilities’ objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

ELECTRIC UTILITY
Service Area; Sales Analysis
Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,150 miles of transmission and distribution lines and 13 transmission substations. For fiscal year 2006, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers. There was no electricity transported for customers who purchased their power from other suppliers during fiscal year 2006.
Sources of Supply
Electric Utility has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal years 2007, 2008 and 2009. Electric Utility distributes electricity that it purchases from others and electricity that customers purchase from other suppliers, if any. As of September 30, 2006, none of Electric Utility’s customers have selected an alternative electricity generation supplier. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures” for a discussion of risks related to Electric Utility’s supply contracts.
Competition
As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements (collectively, the “POLR Settlement”). Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates were increased in January 2006 and Electric Utility is permitted, but not required, to further increase its POLR rates in January 2007, 2008 and 2009. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during fiscal year 2006. Electricity competes with natural gas, oil, propane and other heating fuels for this use. For current POLR rates see “Gas Utility and Electric Utility Regulation and Rates — Electric Utility Rates.”

GAS UTILITY AND ELECTRIC UTILITY REGULATION AND RATES
Pennsylvania Public Utility Commission Jurisdiction
UGI Utilities’ gas and electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters.
Electric Transmission and Wholesale Power Sale Rates
FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC (“PJM”) and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Electric Utility receives certain revenues collected by PJM when its transmission facilities are used by third parties.
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.
Gas Utility Rates
The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for firm- residential, commercial and industrial customers (“retail core-market”) became effective October 1, 2000 along with Purchased Gas Cost (“PGC”) variable credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use capacity contracted for by UGI Gas for retail core-market customers.
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of UGIPNG. The settlement provides for an increase in natural gas distribution base rates of approximately 4.0% or $12.5 million annually, effective December 2, 2006. In addition, the settlement provides UGIPNG the ability to recover up to $1.0 million of additional corporate franchise tax through the state tax adjustment surcharge mechanism.
Gas Utility’s gas service tariffs contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that Gas Utility sells to its customers. PGC rates are reviewed and approved annually by the PUC. UGI Utilities and UGIPNG may request quarterly, or, under certain conditions monthly, adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation.

UGI Gas has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. In addition, residential customers maintaining a high load factor may qualify for the PGC (2) rate. As described above, UGI Gas’ PGC rates are adjusted to reflect margins, if any, from interruptible rate customers who do not obtain their own pipeline capacity. UGIPNG has one PGC rate applicable to all customers.
Electric Utility Rates
The most recent general base rate increase for Electric Utility became effective in 1996. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates for all metered customers by a total of 4.5% effective January 2005, and an additional 3% effective January 2006, above the total rates in effect on December 31, 2004. Pursuant to the POLR Settlement, Electric Utility is permitted, but not required, to further increase its POLR rates in January 2007, 2008 and 2009. Electric Utility has announced it will increase electric generation rates effective January 1, 2007 and that this increase will affect all metered customers. This increase is expected to raise the average cost to residential customers by approximately 35% over costs in effect during calendar year 2006. Pursuant to the requirements of the ECC Act, the PUC is currently developing POLR regulations that are expected to further define POLR service obligations and pricing. As of September 30, 2006, none of Electric Utility’s customers have selected an alternative electricity generation supplier.
FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers
Both Gas Utility and Electric Utility, and our subsidiaries UGI Energy Services, Inc. and UGI Development Company, are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 4A of the Natural Gas Act and Section 222 of the Federal Power Act prohibit the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy, or natural gas transportation or electric transmission services subject to the jurisdiction of FERC. FERC has adopted regulations to implement these statutory provisions which apply to interstate transportation and sales by the Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC’s jurisdiction. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities. FERC has substantial authority to impose civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act.
In addition, Section 203 of the Federal Power Act expressly requires utility holding companies like UGI to obtain prior FERC approval for certain utility or holding company mergers or acquisitions of electric utilities or electric transmitting utility property valued at $10 million or more.

State Tax Surcharge Clauses
UGI Utilities’ gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect UGI Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.
Utility Franchises
UGI Utilities and UGIPNG hold certificates of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas or electric service. Under applicable Pennsylvania law, UGI Utilities and UGIPNG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.
Other Government Regulation
In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See ITEM 3. “LEGAL PROCEEDINGS — Environmental Matters-Manufactured Gas Plants.”
Employees
At September 30, 2006, UGI Utilities had approximately 1,400 employees.
ENERGY SERVICES
We operate the energy-related businesses described below through various subsidiaries.
Natural Gas and Electricity Marketing
UGI Energy Services, Inc. (“ESI”) conducts our energy marketing business under the trade names GASMARK® and POWERMARK®. ESI sells natural gas directly to approximately 11,000 commercial and industrial customers in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, New York, Ohio, North Carolina and the District of Columbia through the use of the transportation systems of 31 utility systems. ESI also sells fuel oil, electricity and LPG to commercial and industrial customers in Pennsylvania, New Jersey and Maryland.
The gas marketing business is a high revenue, low margin business. A majority of ESI’s commodity sales are made under fixed-price agreements. ESI manages supply cost volatility related to these agreements by (i) entering into exchange-traded natural gas futures contracts which are guaranteed by the New York Mercantile Exchange and have nominal credit risk, (ii) entering into fixed-price supply arrangements with a diverse group of natural gas producers and holders of interstate pipeline capacity, (iii) trading over-the-counter natural gas derivatives with a major international bank and (iv) utilizing supply assets that it owns or manages. ESI also bears the risk for balancing and delivering natural gas to its customers under various pipelines and utility company tariffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures.”

Credit is another risk factor in the commodity marketing business. ESI bears the risks of customer defaults and supplier non-performance on commodity and pipeline capacity contracts. ESI seeks to mitigate risk of supplier defaults by diversifying its supply and pipeline transportation purchases across a number of suppliers. ESI uses credit insurance to mitigate a portion of the risk of customer defaults. ESI also requires credit support from certain customers in higher-risk transactions. This credit support can take the form of prepayments, electronic fund transfers, bonds and letters of credit.
Peaking and Asset Management Services
ESI operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, and propane storage and propane-air mixing stations in Bethlehem, Reading and Steelton, Pennsylvania. It also operates a propane storage and rail trans-shipment terminal in Steelton, Pennsylvania. These assets are used in ESI’s energy peaking business that provides supplemental energy, primarily liquefied natural gas and propane-air mixtures, to gas utilities at times of peak demand. ESI also manages natural gas pipeline and storage contracts for UGI Gas.
In November 2004, ESI acquired a propane import and trans-shipment facility located in Chesapeake, Virginia. ESI sells propane from this facility to large multi-state retailers including AmeriGas Partners, and to smaller local dealers throughout Virginia and northeast North Carolina.
Electric Generation
We have an approximate 6% (102 megawatts) ownership interest in the Conemaugh generating station (“Conemaugh”), a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. Conemaugh is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. In March 2006, our subsidiary, UGI Development Company (“UGID”), sold its 50% ownership interest in Hunlock Creek Energy Ventures (“Energy Ventures”) to Allegheny Energy Supply Hunlock Creek, LLC. Energy Ventures’ assets primarily comprised a 44-megawatt gas-fired combustion turbine electric generator and the Hunlock Station 48-megawatt coal-fired electric generation facility. As part of the consideration in this sale, Energy Ventures transferred the Hunlock Station 48-megawatt coal-fired electric generation facility to UGID. The output from these generation assets is sold by UGID on the spot market and under fixed-term contracts. UGID has FERC authority to sell power at market-based rates.

Government Regulation
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the purchase or sale of natural gas and transportation services. As stated above, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates. UGID is also subject to FERC market manipulation rules and enforcement and regulatory powers. See “Gas Utility and Electric Utility Regulation and Rates-FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers.”
The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Protection (“DEP”) with respect to stack emissions. Under the Federal Water Pollution Control Act, Hunlock Station has a permit from the DEP to discharge water into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the “Clean Air Act Amendments”) impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these emission standards
ESI is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or, the “Superfund Law”), the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and state environmental laws.
Employees
At September 30, 2006, ESI and its subsidiaries had approximately 185 employees.
HVAC/R
We conduct a heating, ventilation, air-conditioning, refrigeration and electrical contracting service business through UGI HVAC Enterprises, Inc. (“HVAC/R”) serving portions of eastern Pennsylvania and the Mid-Atlantic region, including the Philadelphia suburbs and portions of New Jersey and northern Delaware. This business serves more than 100,000 customers in residential, commercial, industrial and new construction markets. During fiscal year 2006, HVAC/R generated approximately $72 million in revenues and employed approximately 400 people.

BUSINESS SEGMENT INFORMATION
The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI’s reportable business segments, and to the geographic areas in which we operate, for the 2006, 2005 and 2004 fiscal years appears in Note 17 to the Consolidated Financial Statements contained in our 2006 Annual Report to Shareholders and is incorporated in this Report by reference.
EMPLOYEES
At September 30, 2006, UGI and its subsidiaries had approximately 9,800 employees.
ITEM 1A. RISK FACTORS
Decreases in the demand for our energy products and services because of warmer-than-normal heating season weather adversely affect our results of operations.
Because many of our customers rely on our energy products and services to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the five-month peak heating season of November through March and is directly affected by the severity of the winter weather. For example, historically, approximately 55% to 60% of AmeriGas Partners’ annual retail propane volume has been sold during these months and approximately 55% to 60% of our natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) occurs during these months. Antargaz’ sales volume is similarly seasonal. There can be no assurance that normal winter weather in our market areas will occur in the future.
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
The retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that our subsidiaries and other marketers purchase can change rapidly over a short period of time. Most of our domestic propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international propane supply contracts are based on internationally quoted market prices. Because our subsidiaries’ profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the propane industry, our subsidiaries, may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause our subsidiaries to sell propane at less than the price at which they purchased it, which could adversely affect our operating results.
High commodity costs can lead to customer conservation, resulting in reduced demand for our energy products and services.
Prices for propane and natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs such as those experienced in fiscal years 2006 and 2005, our prices generally increase. High prices can lead to customer conservation, resulting in reduced demand for our energy products and services.
Supplier defaults may have a negative effect on our operating results.
When the Company enters into fixed price sales contracts with customers, it also enters into fixed price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of LPG, electricity and natural gas, a default of one or more of our suppliers under such contracts could cause us to purchase LPG, electricity and natural gas at higher prices which would have a negative impact on our operating results.
Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers and some large customers, and for all of our contracts with the NYMEX, a change in the market price of LPG, electricity or natural gas could create a margin payment obligation by the Company or one of its subsidiaries and expose us to an increased liquidity risk.

Our operations may be adversely affected by competition from other energy sources.
Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.
Our propane businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, so a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in our service areas has resulted in the availability of natural gas in some areas that previously depended upon propane. As long as natural gas remains a less expensive energy source than propane, our propane business will lose customers in each region into which natural gas distribution systems are expanded. In France, the state-owned natural gas monopoly, Gaz de France, has in the past extended France’s natural gas grid.
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
The retail propane industry in the U.S., France and Austria is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the propane industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the AmeriGas Cylinder Exchange and Strategic Accounts programs, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.
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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse affect on our business, financial condition and results of operations.
Our need to comply with comprehensive, complex, and sometimes unpredictable government regulations may increase our costs and limit our revenue growth, which may result in reduced earnings.
While we generally refer to our Gas Utility and Electric Utility segments as our “regulated segments,” there are many governmental regulations that have an impact on our businesses. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company which may affect our businesses in ways that we cannot predict.
In our Gas Utility and Electric Utility segments, our operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that UGI Utilities and UGIPNG may charge to its utility customers, thus impacting the returns that UGI Utilities and UGIPNG may earn on the assets that are dedicated to those operations. If UGI Utilities or UGIPNG are required in a rate proceeding to reduce the rates they charge their utility customers, or if UGI Utilities or UGIPNG are unable to obtain approval for rate increases from the PUC, particularly when necessary to cover increased costs, UGI Utilities’ and UGIPNG’s revenue growth will be limited and their earnings may decrease.
We are subject to operating and litigation risks that may not be covered by insurance.
Our business operations in the U.S. and other countries are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG, propane and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. We believe that we are adequately insured for claims in excess of our self-insurance; however, certain types of damages, such as punitive damages and penalties, if any, may not be covered by insurance. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.

We may be unable to respond effectively to competition, which may adversely affect our operating results.
We may be unable to timely respond to changes within the energy and utility sectors that may result from regulatory initiatives to further increase competition within our industry. Such regulatory initiatives may create opportunities for additional competitors to enter our markets and, as a result, we may be unable to maintain our revenues or continue to pursue our current business strategy.
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
We are investigating and remediating contamination at a number of present and former operating sites in the U.S., including former sites where we or our former subsidiaries operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant or conducted other operations. Costs we incur to remediate sites outside of Pennsylvania cannot be recovered in future UGI Utilities’ rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:
•	the discovery of presently unknown conditions;

•	changes in environmental laws and regulations;

•	judicial rejection of our legal defenses to the third-party claims; or

•	the insolvency of other responsible parties at the sites at which we are involved.
In addition, if we discover additional contaminated sites, we could be required to incur material costs, which would reduce our net income.

The expansion of our international business means that we will face increased risks, which may negatively affect our business results.
Our acquisition of Antargaz in March of 2004 significantly increased our international presence. As we continue to add new subsidiaries and enter into new joint ventures in countries around the world, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:
•	costs and difficulties in staffing and managing international operations;

•	tariffs and other trade barriers;

•	difficulties in enforcing contractual rights;

•	longer payment cycles;

•	local political and economic conditions;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;”

•	fluctuations in currency exchange rates, which can affect demand and increase our costs; and

•	regulatory requirements and changes in regulatory requirements, including French and EU competition laws that may adversely affect the terms of contracts with customers, and strict regulations applicable to the storage and handling of LPG.
On June 14, 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Management believes that the DGCCRF performed similar unannounced inspections and document seizures at the locations of other distributors of LPG in France, as well as the industry association, Comite Francais du Butane et du Propane (“CFBP”). The investigation apparently sought evidence of unlawful anticompetitive activities affecting the packaged LP gas (i.e., cylinder) business in northern France. Management intends to cooperate with the investigation, if it should receive any further inquiries.
In an apparently unrelated matter, on October 17, 2005, the DGCCRF, with Antargaz’ knowledge and cooperation, interviewed Antargaz’ director of supply and director of logistics regarding the purchase of LP gas by Antargaz and Antargaz’ distribution network. The agency’s questions appeared to focus solely on the auto gas (i.e., motor fuel) market in France. The DGCCRF indicated at that time that it also intended to interview other industry participants (the agency interviewed CFBP on the same topic in January of 2006). The agency also indicated that it should not require any further interviews of Antargaz personnel and no further inquiries have been received regarding this matter.

In the event Antargaz were found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total revenues of UGI.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 3. LEGAL PROCEEDINGS
With the exception of the matters set forth below, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.
Environmental Matters — Manufactured Gas Plants
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s.
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities (excluding UGIPNG) is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites.
As a result of the acquisition of PG Energy by UGI Utilities’ wholly owned subsidiary, UGIPNG, UGIPNG became party to a Multi-site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates at the end of 15 years but may be terminated by either party at the end of any two-year period beginning with the effective date. In accordance with existing regulatory practices of the PUC, UGIPNG currently amortizes as removal cost over a five-year period site-specific environmental investigation and remediation costs.

UGI Utilities has been notified of several sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by its former subsidiaries. Such parties are investigating the extent of environmental contamination or performing environmental remediation. UGI Utilities is currently litigating four claims against it relating to out-of-state sites.
City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March of 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. The amount of Citizens’ liability has not been finally determined. The court has stayed further proceedings while Citizens and the City discuss settlement. UGI Utilities believes that it has good defenses to Citizens’ claim and to any claim that the DEP may bring to recover its costs.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On October 2, 2006, the United States Supreme Court entered an order inviting the Solicitor General to file a brief expressing the views of the United States in this case.

Atlanta Gas Light Company v. UGI Utilities, Inc. By letter dated July 29, 2003, Atlanta Gas Light Company (“AGL”) served UGI Utilities with a complaint filed in the United States District Court for the Middle District of Florida in which AGL alleges that UGI Utilities is responsible for 20% of approximately $8 million incurred by AGL in the investigation and remediation of a former MGP site in St. Augustine, Florida. UGI Utilities formerly owned stock of the St. Augustine Gas Company, the owner and operator of the MGP. On March 22, 2005, the trial court granted UGI Utilities’ motion for summary judgment. AGL appealed, and on September 6, 2006, the Eleventh Circuit Court of Appeals affirmed the trial court’s entry of summary judgment, effectively terminating the case.
Savannah, Georgia Matter. AGL previously informed UGI Utilities that it was investigating contamination that appeared to be related to MGP operations at a site owned by AGL in Savannah, Georgia. A former subsidiary of UGI Utilities operated the MGP in the early 1900s. AGL informed UGI Utilities that it has begun remediation of MGP wastes at the site and believes that the total cost of remediation could be as high as $55 million. AGL has not filed suit against UGI Utilities for a share of these costs. UGI Utilities believes that it will have good defenses to any action that may arise out of this site.
Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2.3 million and expects to spend another $11 million to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10 million. KeySpan believes that the cost could be as high as $20 million. UGI Utilities is in the process of reviewing the information provided by KeySpan and is investigating this claim.
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimate that remediation costs for all of the sites would total approximately $215 million and assert that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities believes that it has good defenses to the claim.

South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the United States District Court for the District of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities believes that it has good defenses to the claim.
Other Matters
Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants’ failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas Propane, L.P. settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas Propane, L.P. filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas Propane, L.P.’s acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys’ fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2006.

EXECUTIVE OFFICERS
Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.
PART II:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is traded on the New York and Philadelphia Stock Exchanges under the symbol “UGI.” On April 26, 2005, our Board of Directors approved a 2 for 1 split of our Common Stock, effective May 24, 2005. Sales prices and dividends paid for all periods presented in the following tables are reflected on a post-split basis. The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2006 Fiscal Year	High	Low

4th Quarter	$25.73	$23.74
3rd Quarter	24.75	20.93
2nd Quarter	22.85	20.60
1st Quarter	28.64	20.21

2005 Fiscal Year	High	Low
4th Quarter	$29.98	$24.25
3rd Quarter	27.95	21.925
2nd Quarter	23.605	19.205
1st Quarter	20.70	18.45

Dividends
Quarterly dividends on our Common Stock were paid in the 2006 and 2005 fiscal years as follows:

2006 Fiscal Year	Amount

4th Quarter	$0.17625
3rd Quarter	0.16875
2nd Quarter	0.16875
1st Quarter	0.16875

2005 Fiscal Year	Amount

4th Quarter	$0.16875
3rd Quarter	0.15625
2nd Quarter	0.15625
1st Quarter	0.15625
Record Holders
On December 1, 2006, UGI had 8,848 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	September 30,
	2006	2005	2004	2003	2002
	(Millions of dollars, except per share amounts)
FOR THE PERIOD:
Income statement data:
Revenues	$5,221.0	$4,888.7	$3,784.7	$3,026.1	$2,213.7

Net income	$176.2	$187.5	$111.6	$98.9	$75.5

Earnings per common share
Basic net income	$1.67	$1.81	$1.18	$1.17	$0.92

Diluted net income	$1.65	$1.77	$1.16	$1.15	$0.90

Cash dividends declared per common share	$0.690	$0.650	$0.584	$0.565	$0.542

AT PERIOD END:
Balance sheet data:
Total assets	$5,080.5	$4,571.5	$4,242.6	$2,795.2	$2,628.0

Capitalization:
Debt:
Bank loans — AmeriGas Propane	$—	$—	$—	$—	$10.0
Bank loans — UGI Utilities	216.0	81.2	60.9	40.7	37.2
Bank loans — other	9.4	16.2	17.2	15.9	8.6
Long-term debt (including current maturities):
AmeriGas Propane	933.7	913.5	901.4	927.3	945.8
Antargaz	483.5	431.1	474.5	—	—
UGI Utilities	512.0	237.0	217.2	217.3	248.4
Other	67.7	62.9	76.9	78.9	81.5

Total debt	2,222.3	1,741.9	1,748.1	1,280.1	1,331.5

Minority interests, principally in AmeriGas Partners	139.5	206.3	178.4	134.6	276.0
UGI Utilities preferred shares subject to mandatory redemption	—	—	20.0	20.0	20.0
Common stockholders’ equity	1,099.6	997.6	834.1	498.7	313.8

Total capitalization	$3,461.4	$2,945.8	$2,780.6	$1,933.4	$1,941.3

Ratio of capitalization:
Total debt	64.2%	59.1%	62.9%	66.2%	68.6%
Minority interests, principally in AmeriGas Partners	4.0%	7.0%	6.4%	7.0%	14.2%
UGI Utilities preferred shares subject to mandatory redemption	—	—	0.7%	1.0%	1.0%
Common stockholders’ equity	31.8%	33.9%	30.0%	25.8%	16.2%

	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, entitled “Financial Review” and contained on pages 13 through 29 of UGI’s 2006 Annual Report to Shareholders, is incorporated in this Report by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
“Quantitative and Qualitative Disclosures About Market Risk” are contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” on pages 26 and 27 of the UGI 2006 Annual Report to Shareholders and are incorporated in this Report by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting and the Financial Statements and Financial Statement Schedules referred to in the Index contained on pages F-2 and F-3 of this Report are incorporated in this Report by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	For “Management’s Annual Report on Internal Control Over Financial Reporting” and the related report of PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, see Item 8 of this Report (which information is incorporated herein by reference).

(c)	No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III:
ITEMS 10 THROUGH 14.
In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the Securities and Exchange Commission by January 29, 2007.

Captions of Proxy Statement
	Information	Incorporated by Reference
Item 10.	Directors and Executive Officers of Registrant	Election of Directors — Nominees; Corporate Governance; Communications with the Board; Board Committees and Meeting Attendance; Securities Ownership of Management — Section 16(a) — Beneficial Ownership Reporting Compliance

The Code of Ethics for the Chief Executive Officer and Senior Financial Officers of UGI Corporation is available without charge on the Company’s website, www.ugicorp.com or by writing to Robert W. Krick, Vice President and Treasurer, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482.

Item 11.	Executive Compensation	Compensation of Directors; Compensation of Executive Officers

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Securities Ownership of Certain Beneficial Owners; Securities Ownership of Management Approval of Amended and Restated 2004 Omnibus Equity Compensation Plan — Equity Compensation Table

Item 13.	Certain Relationships and Related Transactions	None

Item 14.	Principal Accountant Fees and Services	The Independent Registered Public Accountants

The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Lon R. Greenberg	56	Chairman and Chief Executive Officer
John L. Walsh	51	President and Chief Operating Officer
Eugene V.N. Bissell	53	President and Chief Executive Officer, AmeriGas Propane, Inc.
Michael J. Cuzzolina	61	Vice President — Accounting and Financial Control and Chief Risk Officer
Bradley C. Hall	53	Vice President - New Business Development
Robert H. Knauss	53	Vice President and General Counsel and Assistant Secretary
Anthony J. Mendicino	58	Senior Vice President - Finance and Chief Financial Officer
David W. Trego	48	President and Chief Executive Officer, UGI Utilities, Inc.
François Varagne	51	Chairman of the Board and Chief Executive Officer of Antargaz
All officers, except Mr. Varagne, are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year. Mr. Varagne was appointed as Chairman of the Board of Antargaz on January 26, 2005. His term of office is five years.
There are no family relationships between any of the officers or between any of the officers and any of the directors.
Lon R. Greenberg
Mr. Greenberg was elected Chairman of UGI effective August 1, 1996, having been elected Chief Executive Officer effective August 1, 1995. He held the office of President of UGI from 1994 to 2005. He was elected Director of UGI and UGI Utilities in July 1994. He was elected a Director of AmeriGas Propane, Inc. in 1994 and has been Chairman since 1996. He also served as President and Chief Executive Officer of AmeriGas Propane (1996 to 2000). Mr. Greenberg was Senior Vice President — Legal and Corporate Development (1989 to 1994). He joined the Company in 1980 as Corporate Development Counsel. Mr. Greenberg is also a director of Aqua America, Inc.

John L. Walsh
Mr. Walsh is President and Chief Operating Officer and a Director (since April 2005). He is also Vice Chairman and Director of both AmeriGas Propane, Inc. and UGI Utilities, Inc. (since April 2005). He previously served as Chief Executive of the Industrial and Special Products division and executive director of BOC Group PLC, an industrial gases company (2001-2005). From 1986 to 2001, he held various senior management positions with the BOC Group. Prior to joining BOC Group, Mr. Walsh was a Vice President of UGI’s industrial gas division prior to its sale to BOC Group in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.
Eugene V.N. Bissell
Mr. Bissell is President, Chief Executive Officer and a Director of AmeriGas Propane, Inc. (since July 2000), having served as Senior Vice President — Sales and Marketing (1999 to 2000) and Vice President — Sales and Operations (1995 to 1999). Previously, he was Vice President - Distributors and Fabrication, BOC Gases (1995), having been Vice President — National Sales (1993 to 1995) and Regional Vice President (Southern Region) for Distributor and Cylinder Gases Division, BOC Gases (1989 to 1993). From 1981 to 1987, Mr. Bissell held various positions with the Company and its subsidiaries, including Director, Corporate Development. Mr. Bissell is a member of the Board of Directors of the National Propane Gas Association and a member of the Kalamazoo College Board of Trustees.
Michael J. Cuzzolina
Mr. Cuzzolina was elected Vice President — Accounting and Financial Control and Chief Risk Officer of the Company in July 2003. He served as President and Chief Operating Officer of Flaga GmbH from 1999 to 2004. Mr. Cuzzolina joined the Company in 1974 and previously served as Vice President — Accounting and Financial Control (1984 to 1999).
Bradley C. Hall
Mr. Hall is Vice President — New Business Development (since October 1994). He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in UGI Utilities, Inc., including Vice President — Marketing and Rates.
Robert H. Knauss
Mr. Knauss was elected Vice President and General Counsel and Assistant Secretary on September 30, 2003. He previously served as Vice President — Law and Associate General Counsel of AmeriGas Propane, Inc. (1996 to 2003), and Group Counsel — Propane of UGI (1989 to 1996). He joined the Company in 1985. Previously, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia.

Anthony J. Mendicino
Mr. Mendicino is Senior Vice President — Finance and Chief Financial Officer (since December 2002). He previously served as Vice President — Finance and Chief Financial Officer (September 1998 to December 2002). Mr. Mendicino served as President and Chief Operating Officer (July 1997 to June 1998) and as Senior Vice President (January 1997 to June 1997) of Eastwind Group, Inc., a holding company formed to acquire and consolidate middle-market manufacturing businesses. Mr. Mendicino was Senior Vice President and Chief Financial Officer and a director (1987 to 1996) of UTI Energy Corp., a diversified oil field service company. From 1981 to 1987, Mr. Mendicino held various positions with UGI, including Treasurer. Mr. Mendicino serves as a director of Superior Well Services, Inc.
David W. Trego
Mr. Trego is President and Chief Executive Officer of UGI Utilities, Inc. (since October 2004). He previously served as Vice President-Electric Distribution (2002 to 2004). Prior to that assignment, Mr. Trego served in a number of capacities in the Gas Utility Division, including marketing, operations, customer relations and engineering. He joined UGI Utilities in 1987.
François Varagne
Mr. Varagne is Chairman of the Board and Chief Executive Officer of Antargaz (since 2001). Before joining Antargaz, Mr. Varagne was Chairman of the Board and Chief Executive Officer of VIA GTI, a common carrier in France (1998-2001). Prior to that, Mr. Varagne was Chairman of the Board and Chief Executive Officer of Brink’s France, a funds carrier (1997 to 1998).
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
(3) List of Exhibits:
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005	UGI	Form 10-Q (6/30/05)	3.1

3.2	Bylaws of UGI as amended through September 28, 2004	UGI	Form 8-K (9/28/04)	3.2

4	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1	[Intentionally Omitted]

4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended	UGI	Form 8-B/A (4/17/96)	3.	(4)

4.3	UGI’s (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above

4.4	Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 8-K (12/1/04)	3.1

4.5	Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.6	Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.7	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994	Utilities	Registration Statement No. 33-77514 (4/8/94)	4	(c)

4.8	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2

4.9	Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	4	(i)

4.10	Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4	(i)

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.11	Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)

4.12	Officer’s Certificate establishing Medium-Term Notes Series	Utilities	Form 8-K (8/26/94)	4(iv)

4.13	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)

4.14	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2

10.1	Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	UGI	Form 10-K (9/30/95)	10.5

10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Directors Stock Unit Grant Letter dated as of January 2006	UGI	Form 8-K (12/6/05)	10.2

10.3**	UGI Corporation 2004 Omnibus Equity Compensation Plan Directors Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.3

*10.4**	UGI Corporation 2004 Omnibus Equity Compensation Plan Utilities Employees Performance Unit Grant Letter dated as of January 1, 2006

10.5**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter	UGI	Form 8-K (12/6/05)	10.9

10.6**	UGI Corporation Directors Deferred Compensation Plan Amended and Restated as of January 1, 2000	UGI	Form 10-K (9/30/00)	10.6

*10.7**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006

10.8**	UGI Corporation Annual Bonus Plan dated March 8, 1996	UGI	Form 10-Q (6/30/96)	10.4

10.9**	UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.6

*10.10**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005

10.11**	AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 6, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	10.4

10.11(a)**	Description of AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, amended July 24, 2006	AmeriGas Partners, L.P.	Form 10-Q (6/30/06)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.12**	UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004	UGI	Form 10-K (9/30/04)	10.12

10.12(a)**	Description of UGI Corporation Senior Executive Employee Severance Pay Plan, as amended July 25, 2006	UGI	Form 10-Q (6/30/06)	10.1

*10.13**	UGI Corporation 2000 Directors’ Stock Option Plan Amended and Restated as of May 24, 2005

*10.14**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005

10.15**	Letter Agreement dated May 15, 2002 regarding severance arrangement for Mr. Varagne	UGI	Form 10-K (9/30/05)	10.15

10.16**	UGI Corporation Supplemental Executive Retirement Plan Amended and Restated effective October 1, 1996	UGI	Form 10-Q (6/30/98)	10

10.16(a)**	Description of July 25, 2006 Amendment to the UGI Corporation Supplemental Executive Retirement Plan	UGI	Form 10-Q (6/30/06)	10.2

*10.17**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended May 24, 2005

10.17(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended December 7, 2004 — Terms and Conditions as amended December 6, 2005	UGI	Form 8-K (12/6/05)	10.10

10.18	Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Co- Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.19	Credit Agreement, dated as of August 11, 2006, among UGI Utilities, Inc., as borrower, and Citibank, N.A., as agent, Wachovia Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Mellon Bank, N.A., PNC Bank, National Association, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (8/11/06)	10.1

10.20**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Messrs. Bissell, Katz and Knauss	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.21**	Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

*10.22**	Summary of Director Compensation as of October 1, 2006

10.23	[Intentionally Omitted]

10.24	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.25	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

10.26	[Intentionally Omitted]

10.27	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.28	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.29	Stock Purchase Agreement dated May 27, 1989, as amended and restated July 31, 1989, between Texas Eastern Corporation and QFB Partners	Petrolane Incorporated/AmeriGas Partners, L.P.	Registration Statement No. 33-69450	10.16	(a)

10.30**	Description of oral employment at-will arrangements for Messrs. Greenberg, Mendicino, Varagne and Walsh	UGI	Form 10-K (9/30/05)	10.30

10.31**	Description of oral employment at-will arrangement for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-K (9/30/05)	10.30

10.32**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, Amended and Restated as of March 1, 2005	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.1

10.32(a)**	Description of AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, amended July 24, 2006	AmeriGas Partners, L.P.	Form 10-Q (6/30/06)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.33**	AmeriGas Propane, Inc. Annual Bonus Plan effective October 1, 1998	AmeriGas Partners, L.P.	Form 10-K (9/30/99)	10.17

10.34**	UGI Utilities, Inc. Annual Bonus Plan dated March 8, 1996	Utilities	Form 10-Q (6/30/96)	10.4

10.35**	Form of Change in Control Agreement for Messrs. Greenberg, Mendicino and Walsh	UGI	Form 8-K (12/6/05)	10.1

10.36**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.4

10.36(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Utilities Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.5

10.37**	Form of Change in Control Agreement for Mr. Bissell	AmeriGas Partners, L.P.	Form 8-K (12/5/05)	10.1

*10.38**	2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005

*10.39**	1992 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005

10.40 **	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees	AmeriGas Partners, L.P.	Form 10-K (9/30/02)	10.2

10.41	Service Agreement for comprehensive delivery service (Rate CDS) dated February 23, 1999 between UGI Utilities, Inc. and Texas Eastern Transmission Corporation	UGI	Form 10-K (9/30/00)	10.41

10.42	Purchase Agreement dated January 30, 2001 and Amended and Restated on August 7, 2001 by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., CP Holdings, Inc., AmeriGas Propane, L.P., AmeriGas Partners, L.P., and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.43**	UGI Corporation 2004 Omnibus Equity Compensation Plan, Sub-Plan for French Employees Stock Option Grant Letter dated as of 2004	UGI	Form 10-K (9/30/04)	10.43

10.44	Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

10.45	Capital Contribution Agreement dated as of August 21, 2001 by and between Columbia Propane, L.P. and AmeriGas Propane, L.P. acknowledged and agreed to by CP Holdings, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/21/01)	10.2

10.46	Promissory Note by National Propane L.P., a Delaware limited partnership in favor of Columbia Propane Corporation dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.39

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.47	Loan Agreement dated July 19, 1999, between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.40

10.48	First Amendment dated August 21, 2001 to Loan Agreement dated July 19, 1999 between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.41

10.49	Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

10.50	Keep Well Agreement by and between AmeriGas Propane, L.P. and Columbia Propane Corporation dated August 21, 2001	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.46

10.51**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended December 15, 2003 (“AmeriGas 2000 Plan”).	AmeriGas Partners, L.P.	Form 10-Q (6/30/04)	10.2

10.51(a)**	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.20

10.52	Storage Transportation Service Agreement (Rate Schedule SST) between Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.25

10.53	Gas Service Delivery and Supply Agreement between Utilities and UGI Energy Services, Inc. dated August 1, 2004	Utilities	Form 10-K (9/30/04)	10.32

10.54	No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.27

10.55	No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.28

10.56	Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.29

10.57	Amendment No. 1 dated November 1, 2004, to the Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	Utilities	Form 10-K (9/30/04)	10.26

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.58	Firm Transportation Service Agreement (Rate Schedule FT) between Utilities and Transcontinental Gas Pipe Line dated October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.31

10.59	Amendment No. 1 dated November 1, 2004, to the No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.30

10.60	Amendment No. 1 dated November 1, 2004, to the Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.33

10.61	Firm Transportation Service Agreement (Rate Schedule FTS) between Utilities and Columbia Gas Transmission dated November 1, 2004	Utilities	Form 10-K (9/30/04)	10.34

10.62	Purchase and Sale Agreement by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer, dated as of January 26, 2006 (See Exhibit No. 10.64)	UGI	Form 8-K (1/26/06)	10.1

10.63	Employee Agreement by and between Southern Union Company and UGI Corporation dated as of January 26, 2006 (See Exhibit No. 10.64)	UGI	Form 8-K (1/26/06)	10.2

10.64	First Amendment Agreement, dated August 24, 2006, by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer	Utilities	Form 8-K (8/24/06)	10.2

10.65	Tax Consolidation Agreement, dated June 18, 2004, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (6/30/04)	10.8

10.65(a)	Amendment No. 1 dated as of June 24, 2004, to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (12/31/05)	10.5

10.65(b)	Amendment No. 2 dated as of December 7, 2005 to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (12/31/05)	10.6

*10.66**	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees effective December 6, 2005

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.66(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees Performance Unit Grant Letter dated as of January 1, 2006

10.67	Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, as Borrower and Guarantor, Antargaz, as Borrower and Guarantor, Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent and the Financial Institutions named therein	UGI	Form 10-Q (12/31/05)	10.1

10.68	Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated December 7, 2005, by and among AGZ Holding, as Pledgor, Calyon, as Security Agent, and the Lenders	UGI	Form 10-Q (12/31/05)	10.2

10.69	Pledge of Financial Instruments Account relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated December 7, 2005, by and among Antargaz, as Pledgor, Calyon, as Security Agent, and the Revolving Lenders	UGI	Form 10-Q (12/31/05)	10.3

10.70	Letter of Undertakings dated December 7, 2005, by UGI Bordeaux Holding to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement)	UGI	Form 10-Q (12/31/05)	10.4

10.71	Seller’s Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding	UGI	Form 10-Q (3/31/04)	10.5

10.72	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among AGZ Holding, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.7

10.73	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among Antargaz, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.8

10.74	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the Multi Currency Working Capital Facility dated July 26, 2006 between Zentraleuropa LPG Holding GmbH (“ZLH”) and RZB	UGI	Form 10-Q (6/30/06)	10.5

10.75	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and RZB, as Beneficiary, relating to the Working Capital Facility dated July 26, 2006 between Flaga GmbH and RZB	UGI	Form 10-Q (6/30/06)	10.6

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.76	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and RZB, as Beneficiary, relating to the Term Loan Agreement dated July 26, 2006 between Flaga GmbH and RZB	UGI	Form 10-Q (6/30/06)	10.7

10.77	Term Loan Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.8

10.78	Working Capital Facility Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.9

10.79	Multi Currency Working Capital Facility Agreement, dated July 26, 2006, between ZLH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.10

10.80	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Penn Natural Gas, Inc., as Assignee	Utilities	Form 8-K (8/24/06)	10.1

10.81	Transition Services Agreement, dated August 24, 2006, by and between UGI Corporation and Southern Union Company	UGI	Form 8-K (8/24/06)	10.1

10.82	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Utilities, Inc., as Assignee with respect to the Southern Union Company Pension	Utilities	Form 8-K (8/24/06)	10.3

10.83	Service Agreement (Rate FSS) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.4

10.84	Service Agreement (Rate SST) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.5

10.85	Firm Transportation Service Agreement (Rate FT) dated February 1, 1992 between Transcontinental Gas Pipe Line Corporation and PG Energy (as successor to Pennsylvania Gas and Water Company).	Utilities	Form 8-K (8/24/06)	10.6

10.86	Firm Transportation Service Agreement (Rate FT) dated July 10, 1997 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.7

10.87	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8

*13	Pages 13 through 59 of the 2006 Annual Report to Shareholders

14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*21	Subsidiaries of the Registrant

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI CORPORATION
Date: December 5, 2006	By:	/s/ Anthony J. Mendicino
Anthony J. Mendicino
Senior Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 5, 2006, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John L. Walsh John L. Walsh	President and Chief Operating Officer (Principal Operating Officer) and Director

/s/ Anthony J. Mendicino Anthony J. Mendicino	Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Michael J. Cuzzolina Michael J. Cuzzolina	Vice President — Accounting and Financial Control and Chief Risk Officer (Principal Accounting Officer)

/s/ Stephen D. Ban	Director

Stephen D. Ban

/s/ Richard C. Gozon	Director

Richard C. Gozon

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 5, 2006, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Ernest E. Jones	Director

Ernest E. Jones

/s/ Anne Pol	Director

Anne Pol

/s/ Marvin O. Schlanger	Director

Marvin O. Schlanger

/s/ James W. Stratton	Director

James W. Stratton

/s/ Roger B. Vincent	Director

Roger B. Vincent

UGI CORPORATION AND SUBSIDIARIES

FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2006

UGI CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The consolidated financial statements and supplementary data of UGI Corporation and subsidiaries, together with the report thereon of PricewaterhouseCoopers LLP dated December 8, 2006, and Management’s Report on Internal Control over Financial Reporting listed in the following index, are included in UGI’s 2006 Annual Report to Shareholders and are incorporated in this Form 10-K Annual Report by reference. With the exception of the pages listed in this index and information incorporated in Items 7, 7A, 8 and 9A(b), the 2006 Annual Report to Shareholders is not to be deemed filed as part of this Report.

	Reference
		Annual
		Report to
	Form 10-K	Shareholders
	(page)	(page)

Management’s Report on Internal Control over Financial Reporting	Exhibit 13	30

Report of Independent Registered Public Accounting Firm:

On Consolidated Financial Statements and Internal Control over Financial Reporting	Exhibit 13	31

On Financial Statement Schedules	F-4

Financial Statements:

Consolidated Balance Sheets, September 30, 2006 and 2005	Exhibit 13	32 to 33

For the years ended September 30, 2006, 2005 and 2004:

Consolidated Statements of Income	Exhibit 13	34

Consolidated Statements of Cash Flows	Exhibit 13	35

Consolidated Statements of Stockholders’ Equity	Exhibit 13	36

UGI CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES (continued)

Reference
Annual
Report to
	Form 10-K	Shareholders
	(page)	(page)

Notes to Consolidated Financial Statements	Exhibit 13	37 to 59

Supplementary Data (unaudited):

Quarterly Data for the years ended September 30, 2006 and 2005	Exhibit 13	58

Financial Statement Schedules:

For the years ended September 30, 2006, 2005 and 2004:

I — Condensed Financial Information of Registrant (Parent Company)	S-1 to S-3

II — Valuation and Qualifying Accounts	S-4 to S-5
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
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 8, 2006 appearing in the 2006 Annual Report to Shareholders of UGI Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
Philadelphia, Pennsylvania
December 8, 2006

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Millions of dollars)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.3
Accounts and notes receivable	5.8	14.0
Deferred income taxes	0.2	0.2
Prepaid expenses and other current assets	1.7	0.5

Total current assets	7.7	15.0
Investments in subsidiaries	1,117.8	1,111.8
Other assets	8.8	8.4

Total assets	$1,134.3	$1,135.2

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and notes payable	$11.3	$10.3
Accrued liabilities	4.9	7.7

Total current liabilities	16.2	18.0
Noncurrent liabilities	18.5	119.6
Commitments and contingencies
Common stockholders’ equity:
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,152,994 shares)	807.5	793.6
Retained earnings	370.0	266.3
Accumulated other comprehensive income	(3.8)	16.5

	1,173.7	1,076.4
Less treasury stock, at cost	(74.1)	(78.8)

Total common stockholders’ equity	1,099.6	997.6

Total liabilities and common stockholders’ equity	$1,134.3	$1,135.2

Commitments and Contingencies:
In addition to the guarantees of Flaga’s debt and up to €7.0 associated with ZLH’s working capital facilities described in Note 3 to Consolidated Financial Statements, at September 30, 2006, UGI Corporation had agreed to indemnify the issuers of $27.1 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $385.0 in obligations to suppliers and customers of UGI Energy Services, Inc. (UESI) and subsidiaries of which $325.0 of such obligations were outstanding as of September 30, 2006.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended
	September 30,
	2006	2005	2004
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	25.4	30.0	24.5
Other income, net	(25.7)	(29.5)	(24.0)

	(0.3)	0.5	0.5

Operating income (loss)	0.3	(0.5)	(0.5)
Interest expense on intercompany debt	(5.6)	(3.7)	(2.2)

Loss before income taxes	(5.3)	(4.2)	(2.7)
Income tax (benefit) expense	(1.1)	1.0	(1.3)

Loss before equity in income of unconsolidated subsidiaries	(4.2)	(5.2)	(1.4)
Equity in income of unconsolidated subsidiaries	180.4	192.7	113.0

Net income	$176.2	$187.5	$111.6

Earnings per common share:
Basic	$1.67	$1.81	$1.18

Diluted	$1.65	$1.77	$1.15

Average common shares outstanding (millions):
Basic	105.455	103.877	94.616

Diluted	106.727	105.723	96.682

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended
	September 30,
	2006	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$357.6	$93.3	$103.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated subsidiaries	(295.4)	(53.4)	(300.2)

Net cash used by investing activities	(295.4)	(53.4)	(300.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(72.5)	(67.4)	(56.3)
Issuance of intercompany long-term debt	—	—	—
Issuance of Common Stock	10.0	27.1	254.1
Repurchases of Common Stock		—	(0.6)

Net cash (used) provided by financing activities	(62.5)	(40.3)	197.2

Cash and cash equivalents (decrease) increase	$(0.3)	$(0.4)	$0.1

Cash and cash equivalents:
End of period	$—	$0.3	$0.7
Beginning of period	0.3	0.7	0.6

(Decrease) increase	$(0.3)	$(0.4)	$0.1

(a)	Includes dividends received from unconsolidated subsidiaries of $351.6, $98.5, and $99.0, respectively, for the years ended September 30, 2006, 2005 and 2004.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2006
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$29.2	$25.0	$(22.4)	(1)	$38.0

			6.2	(4)
Other reserves:
Self-insured property and casualty liability	$66.0	$13.8	$(17.9)	(3)	$62.9

			0.1	(2)
			0.9	(4)
Insured property and casualty liability	$0.6		$(0.3)	(3)	$0.3

Environmental, litigation and other	$19.7	$7.5	$(1.2)	(3)	$26.5

			0.1	(2)
			0.4	(4)
Year Ended September 30, 2005
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$22.3	$25.1	$(19.0)	(1)	$29.2

			$0.8	(2)
Other reserves:
Self-insured property and casualty liability	$57.8	$25.9	$(17.7)	(3)	$66.0

Insured property and casualty liability	$0.6				$0.6

Environmental, litigation and other	$34.7	$(11.1)	$(4.7)	(3)	$19.7

			0.8	(2)

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Millions of dollars)

Year Ended September 30, 2004
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$14.8	$17.3	$(16.8)	(1)	$22.3

			$5.6	(4)
			1.4	(2)
Other reserves:
Self-insured property and casualty liability	$48.4	$26.1	$(17.3)	(3)	$57.8

			0.6	(4)
Insured property and casualty liability	$0.6				$0.6

Environmental, litigation and other	$15.7	$6.3	$(3.8)	(3)	$34.7

			16.0	(4)
			0.5	(2)
(1)	Uncollectible accounts written off, net of recoveries.

(2)	Other adjustments.

(3)	Payments, net.

(4)	Acquisition

EXHIBIT INDEX

Exhibit No.	Description

10.4	UGI Corporation 2004 Omnibus Equity Compensation Plan Utilities Employees Performance Unit Grant Letter dated as of January 1, 2006

10.7	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006

10.10	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005

10.13	UGI Corporation 2000 Directors’ Stock Option Plan Amended and Restated as of May 24, 2005

10.14	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005

10.17	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended May 24, 2005

10.22	Summary of Director Compensation as of October 1, 2006

10.38	2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005

10.39	1992 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005

10.66	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees effective December 6, 2005

10.66(a)	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees Performance Unit Grant Letter dated as of January 1, 2006

13	Pages 13 through 59 of the 2006 Annual Report to Shareholders

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act