Form 10-Q
period 2007-03-31
UGI CORP /PA/
filed 2007-05-10
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2007, there were 106,235,792 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31,	September 30,	March 31,
	2007	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$198.3	$186.2	$238.7
Restricted cash	6.4	14.2	10.4
Short-term investments (at cost, which approximates fair value)	5.7	0.6	120.0
Accounts receivable (less allowances for doubtful accounts of $45.5, $38.0 and $38.2, respectively)	782.6	387.2	684.5
Accrued utility revenues	56.1	16.6	32.9
Inventories	202.6	340.4	168.6
Deferred income taxes	36.3	55.9	29.6
Prepaid expenses and other current assets	32.4	39.5	22.5

Total current assets	1,320.4	1,040.6	1,307.2

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,313.6, $1,246.6 and $1,033.4, respectively)	2,266.2	2,214.7	1,799.6

Goodwill	1,430.1	1,418.2	1,209.0
Intangible assets (less accumulated amortization of $72.5, $62.8 and $53.5, respectively)	162.1	163.3	165.0
Utility regulatory assets	82.5	72.9	62.0
Investments in equity investees	61.0	58.2	55.6
Other assets	117.6	112.6	124.7

Total assets	$5,439.9	$5,080.5	$4,723.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$34.5	$31.9	$57.0
UGI Utilities bank loans	146.0	216.0	123.3
Other bank loans	9.2	9.4	11.5
Accounts payable	494.6	373.0	440.8
Other current liabilities	364.5	396.3	310.3

Total current liabilities	1,048.8	1,026.6	942.9

Long-term debt	1,985.7	1,965.0	1,636.8
Deferred income taxes	510.1	491.5	486.5
Deferred investment tax credits	6.6	6.8	7.0
Other noncurrent liabilities	367.3	351.5	319.0

Total liabilities	3,918.5	3,841.4	3,392.2

Commitments and contingencies (note 9)

Minority interests	220.9	139.5	219.9

Common stockholders’ equity:
Common Stock, without par value (authorized — 300,000,000 shares; issued — 115,152,994 shares)	820.7	807.5	800.5
Retained earnings	514.6	370.0	392.2
Accumulated other comprehensive income (loss)	34.2	(3.8)	(6.0)

	1,369.5	1,173.7	1,186.7

Treasury stock, at cost	(69.0)	(74.1)	(75.7)

Total common stockholders’ equity	1,300.5	1,099.6	1,111.0

Total liabilities and stockholders’ equity	$5,439.9	$5,080.5	$4,723.1

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$2,002.1	$1,845.5	$3,465.3	$3,423.4

Costs and expenses:
Cost of sales	1,372.8	1,297.0	2,367.2	2,447.7
Operating and administrative expenses	290.6	264.3	551.8	499.7
Utility taxes other than income taxes	5.1	3.7	9.7	7.0
Depreciation and amortization	41.8	35.9	83.5	72.2
Other income, net	(8.7)	(18.0)	(14.7)	(26.0)

	1,701.6	1,582.9	2,997.5	3,000.6

Operating income	300.5	262.6	467.8	422.8
Loss from equity investees	(1.3)	(0.6)	(1.3)	(1.2)
Interest expense	(35.1)	(30.4)	(71.1)	(63.0)
Loss on early extinguishments of debt	—	(18.5)	—	(18.5)

Income before income taxes and minority interests	264.1	213.1	395.4	340.1
Income tax expense	(75.9)	(64.4)	(114.0)	(102.9)
Minority interests, principally in AmeriGas Partners	(68.0)	(44.7)	(99.3)	(75.7)

Net income	$120.2	$104.0	$182.1	$161.5

Earnings per common share:

Basic	$1.13	$0.99	$1.72	$1.53

Diluted	$1.12	$0.98	$1.69	$1.52

Average common shares outstanding (millions):

Basic	106.331	105.365	106.133	105.261

Diluted	107.760	106.401	107.666	106.472

Dividends declared per common share	$0.1763	$0.1688	$0.3525	$0.3375

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182.1	$161.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	83.5	72.2
Minority interests	99.3	75.7
Deferred income taxes, net	3.5	8.8
Loss on early extinguishments of debt	—	18.5
Net change in settled accumulated other comprehensive income	18.3	(32.4)
Other, net	29.2	23.0
Net change in:
Accounts receivable and accrued utility revenues	(444.4)	(269.7)
Inventories	139.7	71.5
Deferred fuel costs	(1.4)	(9.9)
Accounts payable	113.7	12.4
Other current assets and liabilities	(1.0)	(61.1)

Net cash provided by operating activities	222.5	70.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(102.2)	(89.3)
Net proceeds from disposals of assets	1.5	4.5
Net proceeds from sale of Energy Ventures	—	17.7
Investment in Flaga joint venture	—	(10.9)
Acquisitions, net of cash acquired	(0.4)	(2.9)
PG Energy Acquisition working capital settlement	23.7	—
Short-term investments increase	(5.1)	(50.0)
Decrease (increase) in restricted cash	7.8	(5.5)
Other, net	0.4	0.6

Net cash used by investing activities	(74.3)	(135.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on UGI Common Stock	(37.4)	(35.5)
Distributions on AmeriGas Partners publicly held Common Units	(37.5)	(36.1)
Issuances of debt	0.1	843.4
Repayments of debt including bank loans with maturities greater than three months	(5.9)	(893.0)
Other bank loans decrease	(0.7)	(5.0)
(Decrease) increase in Utilities bank loans with maturities of three months or less	(70.0)	112.1
Issuance of UGI Common Stock	8.3	7.1
Other, net	3.4	0.5

Net cash used by financing activities	(139.7)	(6.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.6	0.4

Cash and cash equivalents increase (decrease)	$12.1	$(71.4)

Cash and cash equivalents:
End of period	$198.3	$238.7
Beginning of period	186.2	310.1

Increase (decrease)	$12.1	$(71.4)

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
We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At March 31, 2007, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.7% limited partner interest in AmeriGas Partners, and an effective 44.3% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 56.3% limited partner interest in AmeriGas Partners comprises 32,297,493 publicly held Common Units representing limited partner interests.
Our wholly owned subsidiary, UGI Enterprises, Inc. (“Enterprises”) (1) conducts an LPG distribution business in France (“Antargaz”); (2) conducts LPG distribution businesses and participates in an LPG joint-venture business in central and eastern Europe (collectively, “Flaga”); and (3) participates in an LPG joint-venture business in China. Enterprises’ indirect subsidiary, UGI International Holdings, B.V., holds our interests in Antargaz and Flaga. We refer to our foreign operations collectively as “International Propane.” In addition, Enterprises conducts an energy marketing business primarily in the eastern United States through its wholly owned first- and second-tier subsidiaries (collectively “Energy Services”). Energy Services owns and operates liquefied natural gas and propane storage and peak-shaving facilities in eastern Pennsylvania. Energy Services’ wholly owned subsidiary UGI Development Company (“UGID”) and UGID’s subsidiaries (1) own and operate a 48-megawatt coal-fired electric generation station and (2) own a 6% interest in Pennsylvania-based coal-fired electric generation assets. In addition, Energy Services’ wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, “Asset Management”), owns a propane storage terminal located in Chesapeake, Virginia. Through other subsidiaries, Enterprises owns and operates a heating, ventilation, air-conditioning, refrigeration and electrical contracting services business in the Middle Atlantic states (“HVAC/R”).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. and its subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). UGI Utilities, Inc. owns and operates (1) a natural gas distribution utility in eastern Pennsylvania (“UGI Gas”), (2) a natural gas distribution utility in northeastern Pennsylvania (“PNG Gas”) which was acquired effective August 24, 2006 (the “PG Energy Acquisition”), and (3) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Gas, PNG Gas (collectively, “Gas Utility”) and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”). In addition, both UGI Utilities, Inc. and UGIPNG have wholly-owned subsidiaries that operate heating, ventilation and air-conditioning services businesses principally within their natural gas utilities’ service territories. The term “UGI Utilities” is used sometimes as an abbreviated reference to UGI Utilities, Inc. or UGI Utilities, Inc. and its subsidiaries.
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
Restricted Cash. Restricted cash representing cash deposited in our natural gas futures accounts to satisfy margin requirements totaled $6.4, $14.2 and $10.4 at March 31, 2007, September 30, 2006 and March 31, 2006, respectively.
Earnings Per Common Share. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Denominator (millions of shares):
Average common shares outstanding for basic computation	106.331	105.365	106.133	105.261
Incremental shares issuable for stock options and awards	1.429	1.036	1.533	1.211

Average common shares outstanding for diluted computation	107.760	106.401	107.666	106.472

Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2007 and 2006.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$120.2	$104.0	$182.1	$161.5
Other comprehensive income (loss)	29.2	4.8	38.0	(22.5)

Comprehensive income	$149.4	$108.8	$220.1	$139.0

Other comprehensive income (loss) principally comprises (1) changes in the fair value of derivative commodity instruments, interest rate protection agreements and foreign currency derivatives qualifying as hedges, net of reclassifications to net income and (2) foreign currency translation adjustments.
Revenue-Related Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses accounting policies disclosure with respect to revenue-related taxes beginning with financial reports for interim or annual reporting periods beginning after December 15, 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. EITF 06-3 provides that entities may adopt a policy of presenting such taxes in the income statement either on a gross basis within revenue or on a net basis. If such taxes are significant, and are presented on the income statement on a gross basis, the amounts of those taxes should also be disclosed. As a result of adopting this EITF, we are providing disclosure of our existing accounting policy and have not made any changes to that policy. We present revenue-related taxes within the scope of EITF 06-3 on a net basis.
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
Recently Issued Accounting Pronouncements. In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, unless it is impracticable to do so. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Our adoption of SFAS 156 effective October 1, 2006 did not have a material impact on our Condensed Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted for certain conditions for early adoption. We are currently reviewing the provisions of SFAS 159.
2.	PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 in cash. Pursuant to the terms of the Agreement, the purchase price was subject to a working capital adjustment equal to the difference between $68.1 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23.7 in cash. In addition, in March 2007 UGI Utilities completed its review and determination of the fair value of the assets acquired and liabilities assumed.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The purchase price of the PG Energy Acquisition, including transaction fees and expenses of $11.0, has been allocated to the assets acquired and liabilities assumed, as follows:

Working capital	$47.0
Property, plant and equipment	362.3
Goodwill	162.6
Regulatory assets	15.0
Other assets	4.0
Noncurrent liabilities	(23.6)

Total	$567.3

3.	Utility Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provided for an increase in natural gas distribution base rates of $12.5 annually or approximately 4%, effective December 2, 2006.
In accordance with Provider of Last Resort (“POLR”) settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which is expected to increase the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(Millions of dollars, except per share amounts)
4.	Segment Information (continued)
Three Months Ended March 31, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$2,002.1	$(52.9)	$809.8	$459.0	$34.9	$444.9	$271.0	$11.8	$23.6

Cost of sales	$1,372.8	$(52.0)	$500.3	$334.2	$20.8	$416.4	$132.8	$6.4	$13.9

Segment profit:
Operating income (c)	$300.5	$0.1	$139.2	$78.0	$6.7	$17.4	$58.2	$0.8	$0.1
Loss from equity investees	(1.3)	—	—	—	—	—	(1.1)	(0.2)	—
Interest expense	(35.1)	—	(17.8)	(10.4)	(0.6)	—	(5.7)	(0.5)	(0.1)
Minority interests	(68.0)	(0.1)	(67.5)	—	—	—	(0.4)	—	—

Income before income taxes	$196.1	$—	$53.9	$67.6	$6.1	$17.4	$51.0	$0.1	$—

Depreciation and amortization	$41.8	$0.1	$18.5	$9.6	$0.9	$1.8	$9.9	$0.9	$0.1
Partnership EBITDA (c)			$156.4

Segment assets (at period end)	$5,439.9	$(348.8)	$1,696.6	$1,522.5	$113.8	$320.1	$1,563.7	$191.1	$380.9

Investments in equity investees (at period end)	$61.0	$—	$—	$—	$—	$—	$—	$61.0	$—

Goodwill (at period end)	$1,430.1	$(4.0)	$619.1	$162.6	$—	$11.8	$590.5	$43.1	$7.0

Three Months Ended March 31, 2006:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,845.5	$(31.9)	$718.2	$296.2	$25.4	$438.8	$358.4	$23.7	$16.7

Cost of sales	$1,297.0	$(30.9)	$447.3	$223.0	$15.2	$411.4	$205.6	$15.4	$10.0

Segment profit:
Operating income (c)	$262.6	$—	$116.3	$39.9	$3.3	$26.1	$74.0	$2.5	$0.5
Loss from equity investees	(0.6)	—	—	—	—	—	(0.6)	—	—
Loss on extinguishments of debt	(18.5)	—	(17.1)	—	—	—	(1.4)	—	—
Interest expense	(30.4)	—	(19.4)	(4.6)	(0.8)	—	(5.3)	(0.4)	0.1
Minority interests	(44.7)	(0.1)	(44.3)	—	—	—	(0.3)	—	—

Income before income taxes	$168.4	$(0.1)	$35.5	$35.3	$2.5	$26.1	$66.4	$2.1	$0.6

Depreciation and amortization	$35.9	$—	$17.9	$5.4	$0.9	$1.7	$8.8	$1.0	$0.2
Partnership EBITDA (c)			$116.2

Segment assets (at period end)	$4,723.1	$(334.3)	$1,670.9	$853.3	$108.1	$248.6	$1,489.5	$154.0	$533.0

Investments in equity investees (at period end)	$55.6	$—	$—	$—	$—	$—	$0.4	$55.2	$—

Goodwill (at period end)	$1,209.0	$(4.0)	$618.3	$—	$—	$11.8	$535.8	$40.7	$6.4

(a)	International Propane-Other principally comprises Flaga, including its central and eastern European joint venture and our joint-venture business in China.

(b)
Corporate & Other’s results principally comprise UGI Enterprises’ HVAC/R, net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income, and, beginning January 1, 2007, UGI Utilities’ HVAC operations. Corporate & Other’s assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended March 31,	2007	2006
Partnership EBITDA	$156.4	$116.2
Depreciation and amortization	(18.5)	(17.9)
Minority interests (i)	1.3	0.9
Loss on extinguishments of debt	—	17.1

Operating income	$139.2	$116.3

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(Millions of dollars, except per share amounts)
4.	Segment Information (continued)
Six Months Ended March 31, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$3,465.3	$(95.5)	$1,426.4	$733.4	$59.8	$789.1	$486.3	$22.9	$42.9

Cost of sales	$2,367.2	$(93.6)	$889.0	$528.0	$33.0	$735.1	$237.8	$12.3	$25.6

Segment profit:
Operating income (c)	$467.8	$(0.3)	$214.5	$116.2	$12.9	$32.6	$91.2	$0.9	$(0.2)
Loss from equity investees	(1.3)	—	—	—	—	—	(1.1)	(0.2)	—
Interest expense	(71.1)	—	(35.8)	(21.2)	(1.3)	—	(11.3)	(1.0)	(0.5)
Minority interests	(99.3)	(0.1)	(98.8)	—	—	—	(0.4)	—	—

Income (loss) before income taxes	$296.1	$(0.4)	$79.9	$95.0	$11.6	$32.6	$78.4	$(0.3)	$(0.7)

Depreciation and amortization	$83.5	$—	$37.1	$18.9	$1.8	$3.6	$20.0	$1.7	$0.4
Partnership EBITDA (c)			$249.5

Segment assets (at period end)	$5,439.9	$(348.8)	$1,696.6	$1,522.5	$113.8	$320.1	$1,563.7	$191.1	$380.9

Investments in equity investees (at period end)	$61.0	$—	$—	$—	$—	$—	$—	$61.0	$—

Goodwill (at period end)	$1,430.1	$(4.0)	$619.1	$162.6	$—	$11.8	$590.5	$43.1	$7.0

Six Months Ended March 31, 2006:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$3,423.4	$(66.0)	$1,348.4	$516.0	$49.3	$890.2	$607.2	$42.5	$35.8

Cost of sales	$2,447.7	$(64.0)	$855.1	$382.9	$26.5	$845.1	$352.0	$28.1	$22.0

Segment profit:
Operating income (c)	$422.8	$—	$191.0	$75.6	$9.8	$34.3	$107.2	$2.9	$2.0
Loss from equity investees	(1.2)	—	—	—	—	—	(1.2)	—	—
Loss on extinguishments of debt	(18.5)	—	(17.1)	—	—	—	(1.4)	—	—
Interest expense	(63.0)	—	(38.3)	(9.7)	(1.3)	—	(12.9)	(0.9)	0.1
Minority interests	(75.7)	(0.2)	(75.3)	—	—	—	(0.2)	—	—

Income before income taxes	$264.4	$(0.2)	$60.3	$65.9	$8.5	$34.3	$91.5	$2.0	$2.1

Depreciation and amortization	$72.2	$—	$36.2	$10.8	$1.7	$3.2	$17.8	$2.2	$0.3
Partnership EBITDA (c)			$208.4

Segment assets (at period end)	$4,723.1	$(334.3)	$1,670.9	$853.3	$108.1	$248.6	$1,489.5	$154.0	$533.0

Investments in equity investees (at period end)	$55.6	$—	$—	$—	$—	$—	$0.4	$55.2	$—

Goodwill (at period end)	$1,209.0	$(4.0)	$618.3	$—	$—	$11.8	$535.8	$40.7	$6.4

(a)	International Propane-Other principally comprises Flaga, including its cental and eastern European joint venture and our joint-venture business in China.

(b)
Corporate & Other’s results principally comprise UGI Enterprises’ HVAC/R, net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income, and, beginning January 1, 2007, UGI Utilities’ HVAC operations. Corporate & Other’s assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Six months ended March 31,	2007	2006
Partnership EBITDA	$249.5	$208.4
Depreciation and amortization	(37.1)	(36.2)
Minority interests (i)	2.1	1.7
Loss on extinguishments of debt	—	17.1

Operating income	$214.5	$191.0

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Intangible Assets
The Company’s intangible assets comprise the following:

	March 31,	September 30,
	2007	2006
Goodwill (not subject to amortization)	$1,430.1	$1,418.2

Other intangible assets:
Customer relationships, noncompete agreements and other	$189.2	$183.0
Trademark (not subject to amortization)	45.4	43.1

Gross carrying amount	234.6	226.1

Accumulated amortization	(72.5)	(62.8)

Net carrying amount	$162.1	$163.3

The increase in goodwill during the six months ended March 31, 2007 primarily reflects the effects of foreign currency translation partially offset by the working capital adjustment associated with the PG Energy Acquisition. Changes in intangible assets during the six months ended March 31, 2007 principally reflect the effects of foreign currency translation. Amortization expense of intangible assets was $4.1 and $8.2 for the three and six months ended March 31, 2007, respectively, and $4.5 and $8.8 for the three and six months ended March 31, 2006, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2007 — $15.7; Fiscal 2008 — $15.4; Fiscal 2009 — $14.7; Fiscal 2010 — $13.3; Fiscal 2011 — $12.7.
6.	UGI Utilities’ Revolving Credit Agreement
During the six months ended March 31, 2007, the termination date of UGI Utilities’ $350 Revolving Credit Agreement was automatically extended by UGI Utilities to August 2011.
7.	Energy Services Accounts Receivable Securitization Facility
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009. The maximum level of funding available at any one time from this facility is $200. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. Effective October 1, 2006, we adopted SFAS 156, see Note 1.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
During the six months ended March 31, 2007 and 2006, Energy Services sold trade receivables totaling $707.6 and $810.3, respectively, to ESFC. During the six months ended March 31, 2007 and 2006, ESFC sold an aggregate $217.0 and $543.5, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2007, the outstanding balance of ESFC trade receivables was $118.4 which is net of $32.0 that was sold to the commercial paper conduit and removed from the balance sheet. At March 31, 2006, the outstanding balance of ESFC trade receivables was $56.5 which is net of $75.6 that was sold to the commercial paper conduit and removed from the balance sheet.
In addition, a major bank has committed to issue up to $50 of standby letters of credit, secured by cash or marketable securities (“LC Facility”) to Energy Services. At March 31, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2008.
8.	Defined Benefit Pension and Other Postretirement Plans
We sponsor two defined benefit pension plans (“Pension Plan”) for employees of UGI, UGI Utilities, including employees of UGIPNG, and certain of UGI’s other wholly owned subsidiaries. In addition, we provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz has retirement obligations and other post employment benefit commitments associated with certain of its retirees and employees.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$1.6	$1.5	$0.1	$0.1
Interest cost	4.7	3.6	0.3	0.3
Expected return on assets	(5.9)	(4.7)	(0.2)	(0.2)
Amortization of:
Transition obligation	—	—	0.1	0.1
Prior service cost (benefit)	0.1	0.2	(0.1)	(0.1)
Actuarial loss	0.3	0.4	0.1	0.1

Net benefit cost	0.8	1.0	0.3	0.3
Change in regulatory and other assets and liabilities	(0.1)	(0.1)	0.7	0.7

Net expense	$0.7	$0.9	$1.0	$1.0

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$3.3	$3.0	$0.2	$0.2
Interest cost	9.4	7.0	0.7	0.6
Expected return on assets	(11.8)	(9.4)	(0.3)	(0.3)
Amortization of:
Transition obligation	—	—	0.1	0.1
Prior service cost (benefit)	0.1	0.4	(0.1)	(0.1)
Actuarial loss	0.5	0.9	0.1	0.1

Net benefit cost	1.5	1.9	0.7	0.6
Change in regulatory and other assets and liabilities	(0.1)	(0.2)	1.4	1.4

Net expense	$1.4	$1.7	$2.1	$2.0

Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plan during the year ending September 30, 2007 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Utilities’ postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2007, nor are they expected to be material for the year ending September 30, 2007.
We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense for these plans of $0.6 and $1.1 for the three and six months ended March 31, 2007, respectively. We recorded pre-tax expense for these plans of $0.5 and $1.0 for the three and six months ended March 31, 2006, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
9.	Commitments and Contingencies
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At March 31, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.
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
In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a settlement agreement, subject to court approval, pursuant to which Citizens agreed to pay $7.6 in exchange for a release of its liabilities. UGI Utilities is evaluating what effect, if any, the settlement agreement would have on claims against it. UGI Utilities believes that it has good defenses to Citizens’ claim and to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. The Court has not yet ruled on UGI Utilities’ petition. On April 23, 2007, the Supreme Court heard argument in another company’s case raising substantially the same issues presented in UGI Utilities’ petition and has not yet ruled in that case.
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
10.	AmeriGas Partners’ Pending Sale of Arizona Storage Facility
In February 2007, AmeriGas Partners signed a definitive agreement with Plains LPG Services, L.P. to sell its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, AZ for approximately $52. The transaction is expected to close before the end of our fiscal quarter ending June 30, 2007. UGI expects to realize an after-tax gain on this sale of approximately $11 to $12.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity and natural gas and the capacity to transport product to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) the impact of pending and future legal proceedings; (5) competitive pressures from the same and alternative energy sources; (6) failure to acquire new customers thereby reducing or limiting any increase in revenues; (7) liability for environmental claims; (8) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) large customer, counterparty or supplier defaults; (11) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and other LPG; (12) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency rate fluctuations, particularly in the euro; (13) reduced access to capital markets and interest rate fluctuations; (14) reduced distributions from subsidiaries; and (15) the timing and success of the Company’s efforts to develop new business opportunities.
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
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for (1) the three months ended March 31, 2007 (“2007 three-month period”) with the three months ended March 31, 2006 (“2006 three-month period”) and (2) the six months ended March 31, 2007 (“2007 six-month period”) with the six months ended March 31, 2006 (“2006 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the Condensed Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our Company’s results are largely seasonal and dependent upon weather conditions, particularly during the peak-heating season months of November through March. As a result, our net income is generally highest in our first and second fiscal quarters. In addition to the effects of weather conditions, our volumes can reflect customers’ responses to volatile and increasing commodity prices resulting in customer conservation. Our 2007 results include the operations of PNG Gas, the natural gas utility business that we acquired in late August 2006 (the “PG Energy Acquisition”).
During the first three months of the 2007 six-month period, temperatures within each of our business units’ service territories were significantly warmer than normal and were much warmer than in the prior year. However, during the second half of the 2007 six-month period, domestic temperatures returned to a more normal level resulting in colder weather than in the prior year. Our international operations faced temperatures significantly warmer than normal and the prior year throughout the entire 2007 six-month period. Despite the challenges of much warmer heating season weather in our international businesses and during the first half of our domestic heating season, net income during the 2007 six-month period increased approximately 13% compared to the 2006 six-month period. The increase in earnings primarily reflects incremental Gas Utility income principally resulting from the PG Energy Acquisition and higher income contributed by AmeriGas Propane and Electric Utility. These increases were partially offset by decreased earnings from International Propane and lower interest income because cash and investments were used to fund a portion of the PG Energy Acquisition in August 2006. Energy Services’ results for the prior-year periods include a $5.3 million after-tax gain from the March 2006 sale of its 50% ownership in Hunlock Creek Energy Ventures (“Energy Ventures”). AmeriGas Propane’s results during the 2006 six-month period include an approximate $4.6 million after-tax loss on extinguishment of debt related to January 2006 refinancings.
Net income by business unit:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss):	(millions of dollars)		(millions of dollars)
AmeriGas Propane (a)	$32.3	$21.2	$47.7	$36.1
International Propane	34.8	45.0	53.1	59.9
Gas Utility	41.0	21.5	57.5	39.9
Electric Utility	3.6	1.5	6.8	5.0
Energy Services	10.3	15.4	19.3	20.3
Corporate & Other	(1.8)	(0.6)	(2.3)	0.3

Total net income	$120.2	$104.0	$182.1	$161.5

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.

UGI CORPORATION AND SUBSIDIARIES
2007 three-month period compared to the 2006 three-month period
AmeriGas Propane:

For the three months ended March 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$809.8	$718.2	$91.6	12.8%
Total margin (a)	$309.5	$270.9	$38.6	14.2%
Partnership EBITDA (b)	$156.4	$116.2	$40.2	34.6%
Operating income	$139.2	$116.3	$22.9	19.7%
Retail gallons sold (millions)	370.1	341.4	28.7	8.4%
Degree days — % warmer than normal (c)	3.7%	12.1%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, temperatures were 3.7% warmer than normal in the 2007 three-month period compared to 12.1% warmer than normal in the prior-year period. Retail propane volumes sold increased approximately 8% principally due to the colder weather.
Retail propane revenues increased $86.1 million reflecting a $53.0 million increase due to the higher retail volumes sold and a $33.1 million increase due to higher average selling prices. Wholesale propane revenues in the 2007 three-month period were comparable with the 2006 three-month period. Total cost of sales increased to $500.3 million in the 2007 three-month period from $447.3 million in the 2006 three-month period, primarily reflecting the increased volumes sold and an increase in propane product costs. Total margin increased $38.6 million compared to the 2006 three-month period principally due to the higher retail propane gallons sold at higher average retail margins per gallon.
Partnership EBITDA during the 2007 three-month period was $156.4 million compared to $116.2 million during the 2006 three-month period. The $40.2 million increase in Partnership EBITDA mainly reflects the increase in total margin and the absence of a $17.1 million loss on extinguishment of debt partially offset by increases in operating and administrative expenses. Operating and administrative expenses increased $14.1 million principally reflecting higher employee compensation and benefits expenses, higher repair and maintenance expenses and increased vehicle costs.
Operating income increased $22.9 million reflecting the increase in Partnership EBITDA excluding the impact of the absence of the prior period’s $17.1 million loss on extinguishment of debt which is included in Partnership EBITDA but is excluded from operating income.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

For the three months ended March 31,	2007	2006	(Decrease)
(Millions of euros)
Revenues	€214.6	€318.0	€(103.4)	(32.5)%
Total margin (a)	€109.0	€134.0	€(25.0)	(18.7)%
Operating income	€45.2	€63.7	€(18.5)	(29.0)%
Income before income taxes	€39.5	€57.3	€(17.8)	(31.1)%

(Millions of dollars)
Revenues	$282.8	$382.1	$(99.3)	(26.0)%
Total margin (a)	$143.6	$161.1	$(17.5)	(10.9)%
Operating income	$59.0	$76.5	$(17.5)	(22.9)%
Income before income taxes	$51.1	$68.5	$(17.4)	(25.4)%

Antargaz retail gallons sold	95.0	125.4	(30.4)	(24.2)%

(a)	Total margin represents total revenues less total cost of sales.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 15.5% warmer than normal in the 2007 three-month period compared to temperatures that were approximately 6.5% colder than normal in the 2006 three-month period. Flaga experienced similar weather across its service territories. The monthly average currency translation rate was $1.32 per euro during the 2007 three-month period versus $1.20 per euro during the 2006 three-month period. Antargaz’ retail LPG volumes sold decreased to 95.0 million gallons in the 2007 three-month period from 125.4 million gallons in the 2006 three-month period. The decrease in Antargaz’ retail volumes sold was experienced across all of Antargaz’ classes of customers and was due in large part to the significantly warmer than normal weather and, to a much lesser extent, customer conservation. Flaga’s volumes declined largely reflecting the absence of volumes from its Czech Republic and Slovakia businesses that it contributed to Zentraleuropa LPG Holding GmbH (“ZLH”), its joint venture with a subsidiary of Progas GmbH & Co. KG, and the effects of the significantly warmer weather. The ZLH joint venture was formed in February 2006 and Flaga’s 50% ownership interest in ZLH is accounted for under the equity method.
International Propane euro-based revenues decreased during the 2007 three-month period primarily reflecting (1) a decline of approximately €62 million principally due to Antargaz’ lower retail volumes sold at slightly lower LPG prices, (2) approximately €20 million in lower revenues from Antargaz’ low-margin wholesale sales, (3) the absence of revenues from Flaga’s Czech Republic and Slovakia businesses that were contributed to ZLH, and (4) lower volumes sold in Flaga’s Austrian business largely due to the significantly warmer weather. International Propane’s total cost of sales decreased to approximately €106 million in the 2007 three-month period from €184 million in the 2006 three-month period principally reflecting the effects of the lower retail volumes sold and lower average LPG product costs, including the absence of costs of sales from Flaga’s operations that had been contributed to ZLH. Antargaz’ LPG purchases are principally denominated in U.S. dollars.
Total margin decreased €25.0 million in the 2007 three-month period reflecting the lower retail volumes sold partially offset by higher average margins per retail gallon of LPG sold. In U.S. dollars, total margin decreased $17.5 million reflecting the decrease in base-currency total margin which was partially offset by the beneficial effects of the stronger euro versus the dollar.
The €18.5 million decline in International Propane operating income largely reflects the lower total margin partially offset by decreased operating and administrative expenses. The decrease in operating and administrative expenses is attributable to lower vehicle fuel and lease and employee compensation and benefits expenses and lower expenses at Flaga partially offset by higher maintenance and repairs expense. The decrease in income before income taxes largely reflects the decline in operating income.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility:

For the three months ended March 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$459.0	$296.2	$162.8	55.0%
Total margin (a)	$124.8	$73.2	$51.6	70.5%
Operating income	$78.0	$39.9	$38.1	95.5%
Income before income taxes	$67.6	$35.3	$32.3	91.5%
System throughput — billions of cubic feet (“bcf”)	49.8	27.1	22.7	83.8%
Degree days — % colder (warmer) than normal (b)	1.4%	(13.0)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) at airports located within our service territory.
Temperatures in Gas Utility’s service territory based upon heating degree days were 1.4% colder than normal during the 2007 three-month period compared to 13.0% warmer than normal in the prior-year three-month period. Total distribution system throughput increased 22.7 bcf reflecting an 18.7 bcf increase from PNG Gas and a 4.0 bcf increase in UGI Gas distribution system throughput due to the colder weather.
Gas Utility revenues increased $162.8 million during the 2007 three-month period principally reflecting approximately $147.4 million in revenues attributable to PNG Gas, an $8.4 million increase in revenues from low-margin off-system sales, and greater revenues from sales to UGI Gas’ firm- residential, commercial and industrial (“retail core-market”) customers. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $334.2 million in the 2007 three-month period compared to $223.0 million in the 2006 three-month period largely reflecting PNG Gas’ cost of gas and greater costs associated with the higher off-system sales.
Gas Utility total margin in the 2007 three-month period increased $51.6 million primarily reflecting margin from PNG Gas and a $10.5 million increase in UGI Gas margin due to the higher distribution system throughput.
Gas Utility operating income increased to $78.0 million in the 2007 three-month period from $39.9 million in the 2006 three-month period principally reflecting the $51.6 million increase in total margin and an increase in other income partially offset by an $11.8 million increase in operating and administrative expenses and $4.2 million of higher depreciation and amortization expense. The increase in total operating and administrative expenses reflects operating and administrative expenses attributable to PNG Gas and a decrease of $1.5 million in UGI Gas’ expenses. The increase in depreciation and amortization expense is largely attributable to PNG Gas and, to a lesser extent, capital expenditures associated with UGI Gas.

UGI CORPORATION AND SUBSIDIARIES
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by a $5.8 million increase in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility:

For the three months ended March 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$34.9	$25.4	$9.5	37.4%
Total margin (a)	$12.1	$8.8	$3.3	37.5%
Operating income	$6.7	$3.3	$3.4	103.0%
Income before income taxes	$6.1	$2.5	$3.6	144.0%
Distribution sales — millions of kilowatt hours (“gwh”)	281.9	268.4	13.5	5.0%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.0 million and $1.4 million during the three-month periods ended March 31, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s 2007 three-month period kilowatt-hour sales were 5.0% higher than in the prior-year period which is largely attributable to approximately 3% colder than normal temperatures compared to 9% warmer than normal temperatures in the prior-year period (based upon heating degree day statistics). Electric Utility revenues increased $9.5 million in the 2007 three-month period largely reflecting the effects of an increase in its Provider of Last Resort (“POLR”) rates effective January 1, 2007 and the significantly colder temperatures than in the prior year. Electric Utility’s cost of sales increased to $20.8 million in the 2007 three-month period from $15.2 million in the 2006 three-month period reflecting higher per unit purchased power costs and the higher kilowatt-hour sales.
Electric Utility total margin in the 2007 three-month period increased $3.3 million reflecting the effects of the higher POLR rates and the higher sales partially offset by the higher per unit purchased power costs.
The increase in Electric Utility operating income and income before income taxes in the 2007 three-month period principally reflects the increase in total margin.
Energy Services:

			Increase
For the three months ended March 31,	2007	2006	(Decrease)
(Millions of dollars)
Revenues	$444.9	$438.8	$6.1	1.4%
Total margin (a)	$28.5	$27.4	$1.1	4.0%
Operating income	$17.4	$26.1	$(8.7)	(33.3)%
Income before income taxes	$17.4	$26.1	$(8.7)	(33.3)%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services revenues increased slightly to $444.9 million in the 2007 three-month period from $438.8 million in the 2006 three-month period principally reflecting greater electric generation sales, a 12% increase in natural gas volumes sold partially offset by an approximate 18% decline in natural gas prices.
Total margin increased $1.1 million in the 2007 three-month period compared to the prior-year three-month period. The increase in total margin is primarily attributable to improved results from peaking supply and storage management activities and, to a lesser extent, the increase in natural gas volumes sold.

UGI CORPORATION AND SUBSIDIARIES
The decrease in Energy Services operating income and income before income taxes principally reflects the absence of a $9.1 million gain on the March 2006 sale of its 50% ownership interest in Energy Ventures.
2007 six-month period compared to the 2006 six-month period
AmeriGas Propane:

For the six months ended March 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$1,426.4	$1,348.4	$78.0	5.8%
Total margin (a)	$537.4	$493.3	$44.1	8.9%
Partnership EBITDA (b)	$249.5	$208.4	$41.1	19.7%
Operating income	$214.5	$191.0	$23.5	12.3%
Retail gallons sold (millions)	653.0	633.3	19.7	3.1%
Degree days — % warmer than normal (c)	5.8%	8.7%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, temperatures in the 2007 six-month period were 5.8% warmer than normal and 3.1% colder than the prior-year period. Retail propane volumes sold increased approximately 3% primarily reflecting greater demand attributable to the colder weather.
Retail propane revenues increased $74.3 million reflecting a $37.8 million increase due to higher average selling prices and $36.5 million due to the higher volumes sold. Wholesale propane revenues decreased $6.4 million reflecting a $5.9 million decrease due to lower wholesale volumes sold and a slight decrease resulting from lower average selling prices. Total cost of sales increased to $889.0 million in the 2007 six-month period from $855.1 million in the 2006 six-month period, primarily reflecting the increased volumes sold and an increase in propane product costs. Total margin increased $44.1 million compared to the 2006 six-month period principally due to higher average propane margins per gallon, higher volumes sold and, to a much lesser extent, higher fees in response to increases in operating and administrative expenses. Our total margin also benefited from higher sales resulting from customer growth in the AmeriGas cylinder exchange program.
Partnership EBITDA during the 2007 six-month period was $249.5 million compared to $208.4 million during the 2006 six-month period. The $41.1 million increase in Partnership EBITDA mainly reflects the increase in total margin and the absence of the $17.1 million loss on extinguishment of debt partially offset by a $19.1 million increase in operating and administrative expenses. Operating and administrative expenses increased principally due to higher employee compensation and benefits expenses, higher repair and maintenance expenses and increased vehicle costs.
Operating income increased $23.5 million reflecting the previously mentioned increase in Partnership EBITDA excluding the impact of the prior period’s $17.1 million loss on extinguishment of debt which is included in Partnership EBITDA but excluded from operating income.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

For the six months ended March 31,	2007	2006	(Decrease)
(Millions of euros)
Revenues	€388.6	€543.0	€(154.4)	(28.4)%
Total margin (a)	€197.8	€225.3	€(27.5)	(12.2)%
Operating income	€71.1	€92.0	€(20.9)	(22.7)%
Income before income taxes	€60.8	€78.5	€(17.7)	(22.5)%

(Millions of dollars)
Revenues	$509.2	$649.7	$(140.5)	(21.6)%
Total margin (a)	$259.1	$269.6	$(10.5)	(3.9)%
Operating income	$92.1	$110.1	$(18.0)	(16.3)%
Income before income taxes	$78.1	$93.5	$(15.4)	(16.5)%

Antargaz retail gallons sold	175.2	218.1	(42.9)	(19.7)%

(a)	Total margin represents total revenues less total cost of sales.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 18.3% warmer than normal in the 2007 six-month period compared to temperatures that were approximately 3.3% colder than normal in the 2006 six-month period. Flaga experienced similar weather across its service territories. The monthly average currency translation rate was $1.31 per euro during the 2007 six-month period versus $1.20 per euro during the 2006 six-month period. Antargaz’ retail LPG volumes sold decreased to 175.2 million gallons in the 2007 six-month period from 218.1 million gallons in the 2006 six-month period. The decrease in Antargaz’ retail volumes sold was experienced across all of Antargaz’ classes of customers and was due in large part to the significantly warmer weather and, to a much lesser extent, customer conservation. Flaga’s volumes declined reflecting the absence of volumes from its Czech Republic and Slovakia businesses that it contributed to ZLH and the effects of the significantly warmer weather.
International Propane euro-based revenues decreased during the 2007 six-month period primarily reflecting (1) a decline of approximately €78 million principally due to Antargaz’ lower retail volumes sold, (2) approximately €41 million in lower revenues from Antargaz’ low-margin wholesale sales and (3) lower ancillary sales and services and, to a much lesser extent, (4) the absence of revenues from Flaga’s Czech Republic and Slovakia businesses that were contributed to ZLH. International Propane’s total cost of sales decreased to approximately €190.8 million in the 2007 six-month period from €317.7 million in the 2006 six-month period largely reflecting the effects of the lower retail volumes sold, lower LPG product costs and, the decline in low-margin wholesale sales.
Total margin decreased €27.5 million in the 2007 six-month period largely reflecting the lower retail volumes sold partially offset by higher margin on ancillary sales and services and higher average margins per retail gallon of LPG sold. In U.S. dollars, total margin declined $10.5 million reflecting the beneficial effects of the stronger euro versus the dollar.
International Propane operating income declined €20.9 million principally reflecting the lower total margin partially offset by a €7.6 million decrease in operating and administrative expenses and slightly lower depreciation and amortization partially offset by a decrease in other income of approximately €1.2 million. The decrease in operating and administrative expenses is largely the result of (1) decreases in Antargaz’ contracted labor and employee compensation and benefits expenses partially offset by increased repair and maintenance expenses, and (2) decreases in Flaga’s expenses.

UGI CORPORATION AND SUBSIDIARIES
The decrease in income before income taxes principally reflects the decrease in operating income partially offset by lower interest expense and the absence of a loss on extinguishment of debt related to Antargaz’ refinancing of its High Yield Bonds in January 2006.
Gas Utility:

For the six months ended March 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$733.4	$516.0	$217.4	42.1%
Total margin (a)	$205.4	$133.1	$72.3	54.3%
Operating income	$116.2	$75.6	$40.6	53.7%
Income before income taxes	$95.0	$65.9	$29.1	44.2%
System throughput - billions of cubic feet (“bcf”)	83.2	50.1	33.1	66.1%
Degree days — % warmer than normal (b)	5.4%	8.2%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) at airports located within our service territory.
Temperatures in Gas Utility’s service territory based upon heating degree days were 5.4% warmer than normal during the 2007 six-month period compared to 8.2% warmer than normal during the prior-year six-month period. Total distribution system throughput increased 33.1 bcf reflecting 30.9 bcf from PNG Gas and greater UGI Gas distribution system throughput. UGI Gas’ greater distribution system throughput reflects increased sales to both retail core-market and delivery service customers.
Gas Utility revenues increased $217.4 million during the 2007 six-month period principally reflecting revenues attributable to PNG Gas and an $18.1 million increase in revenues from low-margin off-system sales. These increases were partially offset by lower revenues from UGI Gas retail core-market customers as a result of lower average PGC rates. Gas Utility’s cost of gas was $528.0 million in the 2007 six-month period compared to $382.9 million in the 2006 six-month period largely reflecting the effects of the PG Energy Acquisition and greater costs associated with the higher off-system sales partially offset by the lower average PGC rates.
Gas Utility total margin in the 2007 six-month period increased $72.3 million primarily reflecting margin resulting from the PG Energy Acquisition and a $6.4 million increase in UGI Gas margin.
Gas Utility operating income increased to $116.2 million in the 2007 six-month period from $75.6 million in the 2006 six-month period principally reflecting the $72.3 million increase in total margin and slightly higher other income partially offset by a $25.7 million increase in operating and administrative expenses and $8.0 million higher depreciation and amortization expense. The increase in total operating and administrative expenses principally reflects $23.5 million of incremental operating and administrative expenses attributable to PNG Gas and, to a much lesser extent, higher UGI Gas operating and administrative expenses. The higher depreciation and amortization expense primarily reflects depreciation expense associated with PNG Gas.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by an increase of $11.5 million in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily as a result of the PG Energy Acquisition, and higher short-term interest rates.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility:

For the six months ended March 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$59.8	$49.3	$10.5	21.3%
Total margin (a)	$23.5	$20.1	$3.4	16.9%
Operating income	$12.9	$9.8	$3.1	31.6%
Income before income taxes	$11.6	$8.5	$3.1	36.5%
Distribution sales — millions of kilowatt hours (“gwh”)	530.9	526.4	4.5	0.9%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.3 million and $2.7 million during the six-month periods ended March 31, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s 2007 six-month period kilowatt-hour sales increased approximately 1% compared to the 2006 six-month period. Electric Utility revenues increased $10.5 million in the 2007 six-month period largely reflecting the effects of the increased POLR rates effective January 1, 2007 and, to a lesser extent, the increased sales. Electric Utility’s cost of sales increased to $33.0 million in the 2007 six-month period from $26.5 million in the 2006 six-month period reflecting higher per unit purchased power costs.
Electric Utility total margin increased $3.4 million during the 2007 six-month period reflecting the effects of the higher POLR rates and, to a lesser extent, the increased sales partially offset by the higher per unit purchased power costs.
Electric Utility operating income and income before income taxes increased in the 2007 six-month period principally reflecting the increase in total margin partially offset by a slight increase in operating and administrative expenses.
Energy Services:

			Increase
For the six months ended March 31,	2007	2006	(Decrease)
(Millions of dollars)
Revenues	$789.1	$890.2	$(101.1)	(11.4)%
Total margin (a)	$54.0	$45.1	$8.9	19.7%
Operating income	$32.6	$34.3	$(1.7)	(5.0)%
Income before income taxes	$32.6	$34.3	$(1.7)	(5.0)%
(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding the effects of a 16% increase in natural gas volumes sold and a 15% increase in kilowatt hour sales, Energy Services revenues decreased to $789.1 million in the 2007 six-month period from $890.2 million in the 2006 six-month period principally reflecting a more than 25% decline in natural gas prices.
Total margin increased $8.9 million in the 2007 six-month period compared to the prior-year six-month period. The increase in total margin is primarily attributable to higher natural gas unit margins, improved results from peaking supply and storage management activities and, to a lesser extent, the increase in natural gas volumes sold.
The decrease in Energy Services operating income and income before income taxes principally reflects the $9.1 million gain on the sale of Energy Ventures that was recorded in the prior-year six-month period.

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our cash, cash equivalents and short-term investments totaled $210.4 million at March 31, 2007 compared with $201.0 million at September 30, 2006. Excluding cash, cash equivalents and short-term investments that reside at UGI’s operating subsidiaries at March 31, 2007 and September 30, 2006, we had $14.6 million and $16.6 million, respectively, of cash, cash equivalents and short-term investments.
The Company’s long-term debt outstanding at March 31, 2007 totaled $2,020.2 million (including current maturities of $34.5 million) compared to $1,996.9 million of long-term debt (including current maturities of $31.9 million) at September 30, 2006.
AmeriGas OLP’s Credit Agreement expires in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At March 31, 2007, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.0 million at March 31, 2007 and was approximately the same amount outstanding during the entire six-month period. Issued and outstanding letters of credit under the Revolving Credit Facility totaled $58.9 million at March 31, 2006 and was approximately the same amount outstanding during the entire six-month period. The average daily and peak bank loan borrowings outstanding under the Credit Agreement were $2.4 million and $92.0 million, respectively, during the 2007 six-month period. There were no significant borrowings under the Credit Agreement during the 2006 six-month period. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At March 31, 2007, UGI Utilities had $146.0 million in borrowings outstanding under its Revolving Credit Agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Short-term borrowings, including borrowings under its Revolving Credit Agreement, are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2007 and 2006 six-month periods, average daily bank loan borrowings were $214.6 million and $119.8 million, respectively, and peak bank loan borrowings totaled $259.0 million and $175.9 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. The increase in average and peak bank loan borrowings during the 2007 six-month period principally reflects borrowings to fund the working capital of PNG Gas. UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue up to an additional $75 million of Medium-Term Notes or other debt securities. Medium-Term Notes of $20 million maturing in June 2007 are expected to be refinanced through the issuance of debt under this shelf registration.

UGI CORPORATION AND SUBSIDIARIES
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009. The maximum level of funding available at any one time from this facility is $200 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the six months ended March 31, 2007 and 2006, Energy Services sold trade receivables totaling $707.6 million and $810.3 million, respectively, to ESFC. During the six months ended March 31, 2007 and 2006, ESFC sold an aggregate $217.0 million and $543.5 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2007, the outstanding balance of ESFC receivables was $118.4 million which is net of $32.0 million that was sold to the commercial paper conduit. At March 31, 2006, the outstanding balance of ESFC receivables was $56.5 million which is net of $75.6 million that was sold to the commercial paper conduit.
In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities (“LC Facility”) to Energy Services. At March 31, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2008.
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
Cash flow provided by operating activities was $222.5 million in the 2007 six-month period compared with $70.5 million in the 2006 six-month period. Cash flow from operating activities before changes in operating working capital was $415.9 million in the 2007 six-month period compared with $327.3 million in the prior-year six-month period reflecting the higher income and greater non-cash charges. Changes in operating working capital used $193.4 million in the 2007 six-month period and $256.8 million in the 2006 six-month period largely reflecting the effects of changes in accounts receivable, inventories and accounts payable.
Investing Activities. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-term investments and proceeds from sales of assets. Net cash used in investing activities was $74.3 million in the 2007 six-month period compared to $135.8 million in the prior-year period. The decrease in investing activities largely reflects cash received as a result of the PG Energy Acquisition working capital settlement and a decrease in restricted cash.

UGI CORPORATION AND SUBSIDIARIES
Financing Activities. Cash flow used by financing activities was $139.7 million in the 2007 six-month period compared with $6.5 million in the prior-year six-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net bank loan borrowings, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from issuances of AmeriGas Partners Common Units and UGI Common Stock.
We paid cash dividends on UGI Common Stock of $37.4 million and $35.5 million during the 2007 and 2006 six-month periods, respectively. During the 2007 six-month period, the Partnership declared and paid quarterly distributions on its limited partner units for the quarters ended December 31, and September 30, 2006.
UGI Common Dividend and AmeriGas Partners Distribution Increases
On April 24, 2007, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.185 per common share or $0.74 per common share on an annual basis. The new quarterly dividend rate is effective with the dividend payable on July 1, 2007 to shareholders of record on June 15, 2007. On April 23, 2007, AmeriGas Propane’s Board of Directors approved an increase in its quarterly distribution rate on AmeriGas Partners Common Units to $0.61 per Common Unit or $2.44 per Common Unit on an annual basis. The new quarterly distribution rate is effective with the distribution payable on May 18, 2007 to unitholders of record on May 10, 2007. In addition, on May 4, 2007, the Partnership announced its intention to distribute a portion of the proceeds from the expected sale of its Arizona storage facility in the amount of $0.25 per Common Unit on August 18, 2007 to unitholders of record on August 10, 2007. Generally, the percentage of AmeriGas Partners’ cash distributions to the General Partner increases when the amount of any distribution to the limited partners exceeds $0.605 per Common Unit. Accordingly, beginning with the partnership distribution of $0.61 per Common Unit to be paid on May 18, 2007, the General Partner will receive a greater percentage of the total partnership distribution than its general partner ownership interest of 1%, but only with respect to the amount by which the total distribution to limited partners exceeds $0.605 per Common Unit.
PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution business located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 million in cash. Pursuant to the terms of the Agreement, the purchase price was subject to a working capital adjustment equal to the difference between $68.1 million and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities $23.7 million in cash. See Note 2 to Condensed Consolidated Financial Statements.
Utility Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provided for an increase in natural gas distribution base rates of $12.5 million annually or approximately 4%, effective December 2, 2006.

UGI CORPORATION AND SUBSIDIARIES
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
AmeriGas Partners’ Pending Sale of Arizona Storage Facility
In February 2007, AmeriGas Partners signed a definitive agreement with Plains LPG Services, L.P. to sell its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, AZ for approximately $52 million. The transaction is expected to close before the end of the fiscal quarter ending June 30, 2007. UGI expects to realize an after-tax gain on this sale of approximately $11 million to $12 million.
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

UGI CORPORATION AND SUBSIDIARIES
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility.
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
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At March 31, 2007, Energy Services had $5.2 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement and borrowings under UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the interest rate on its variable-rate long-term debt through June 2011 through the use of interest rate swaps. Flaga has effectively fixed a substantial portion of its long-term debt through September 2011 through the use of an interest rate swap. At March 31, 2007, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $156.6 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

UGI CORPORATION AND SUBSIDIARIES
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2007. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2007. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) interest rates on ten-year U.S. treasury notes and the three- and six-month Euribor and; (5) value of the euro versus the U.S. dollar. Gas Utility’s exchange-traded natural gas call option and futures contracts are excluded from the table below because any associated net gains are included in Gas Utility’s PGC recovery mechanism.

		Change in
	Fair Value	Fair Value
(Millions of dollars)
March 31, 2007:
Propane commodity price risk	$3.4	$(6.2)
Natural gas commodity price risk	4.0	(11.5)
Electricity commodity price risk	4.5	(1.0)
Interest rate risk	16.3	(12.9)
Foreign currency exchange rate risk	(3.3)	(17.1)
Because our derivative instruments generally qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At March 31, 2007, the fair value of unsettled net investment hedges was a loss of $1.4 million, which is included in foreign currency exchange rate risk in the table above. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $52.8 million, which amount would be reflected in other comprehensive income.

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
(b)	Change in Internal Control over Financial Reporting
Except as discussed below, during the quarter ended March 31, 2007, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
For an interim period, Southern Union Company was providing certain information technology services to UGI Penn Natural Gas, Inc. (“UGIPNG”), a wholly owned subsidiary of UGI Utilities, and assisting us in migrating certain transaction-based processes and historical UGIPNG data to UGI Utilities’ systems. The migration plan is substantially complete. During October 2006, UGI and subsidiaries UGI Utilities and UGID, implemented certain financial components of a new information system (the “UGI System”) that supports human resource, accounting, purchasing and payroll transaction processing functions. Pursuant to the migration plan, UGIPNG began using certain financial components of the UGI System as of January 1, 2007. We have extended internal control procedures over quarterly financial reporting to include UGIPNG.

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Antargaz Competition Authority Matter. In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Management believes that the DGCCRF performed similar unannounced inspections and document seizures at the locations of other distributors of LPG in France, as well as the industry association, Comite Francais du Butane et du Propane (“CFBP”). The DGCCRF apparently sought evidence of unlawful anticompetitive activities affecting the packaged LPG (i.e., cylinder) business in northern France.
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. The Company is continuing its review of Antargaz’ pricing policies and practices and, based on the preliminary results of that review, believes Antargaz is not in violation of France’s competition laws.
Based on a recent newspaper article, we believe that France’s Conseil de la Concurrence (“Competition Council”) is conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. The article stated that one of the companies under investigation had applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. The company seeking leniency may present testimony or other evidence of anti-competitive activities that are adverse to Antargaz’ interests. As part of any investigation, the Competition Council and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.
Management intends to continue to cooperate with the DGCCRF investigation and any investigation that may be initiated. At this time, the French authorities have not made any claim against Antargaz. However, in the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual revenues of UGI.
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

UGI CORPORATION AND SUBSIDIARIES
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

In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Management believes that the DGCCRF performed similar unannounced inspections and document seizures at the locations of other distributors of LPG in France, as well as the industry association, Comite Francais du Butane et du Propane (“CFBP”). The DGCCRF apparently sought evidence of unlawful anticompetitive activities affecting the packaged LPG (i.e., cylinder) business in northern France.
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. The Company is continuing its review of Antargaz’ pricing policies and practices and, based on the preliminary results of that review, believes Antargaz is not in violation of France’s competition laws.
Based on a recent newspaper article, we believe that France’s Conseil de la Concurrence (“Competition Council”) is conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. The article stated that one of the companies under investigation had applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. The company seeking leniency may present testimony or other evidence of anti-competitive activities that are adverse to Antargaz’ interests. As a part of any investigation, the Competition Council and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.

UGI CORPORATION AND SUBSIDIARIES
Management intends to continue to cooperate with the DGCCRF investigation and any investigation that may be initiated. At this time, the French authorities have not made any claim against Antargaz. However, in the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual revenues of UGI.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On February 27, 2007, the Annual Meeting of Shareholders of UGI was held. The Shareholders (i) elected all nine nominees to the Board of Directors, (ii) approved the Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan, and (iii) ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accountants.
The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

DIRECTOR NOMINEES	FOR	WITHHELD
Stephen D. Ban	95,791,934	1,129,499
Richard C. Gozon	94,007,334	2,914,099
Lon R. Greenberg	95,123,064	1,798,369
Ernest E. Jones	95,013,170	1,908,263
Anne Pol	95,559,482	1,361,951
Marvin O. Schlanger	95,563,649	1,359,784
James W. Stratton	94,607,243	2,314,190
Roger B. Vincent	96,175,860	745,573
John L. Walsh	95,761,028	1,160,405
The number of votes cast for and against, the number of abstentions, and the number of broker non-votes in the approval of the Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan is as follows:
For: 69,655,080; Against: 11,964,785; Abstain: 956,923; Broker Non-Voted: 23,280,658.
The number of votes cast for and against, the number of abstentions, and the number of broker non-votes in the ratification of the appointment of PricewaterhouseCoopers LLP is as follows:
For: 96,457,571; Against: 255,217; Abstain: 208,641; Broker Non-Voted: 8,936,016.

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

EXHIBIT NO.	EXHIBIT	REGISTRANT	FILING	EXHIBIT

10.1	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan effective February 1, 2007.	AmeriGas Partners, L.P.	Form 10-Q (3/31/07)	10.1

10.2	Amendment dated March 20, 2007 to the Firm Transportation Service Agreement (Rate Schedule FT) dated October 1, 1996 between UGI Utilities and Transcontinental Gas Pipe Line Corporation, as modified pursuant to various orders of the Federal Energy Regulatory Commission.	UGI Utilities, Inc	Form 8-K (3/20/07)	10.1

10.3	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI Corporation	Form 8-K (2/27/07)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: May 10, 2007	By:	/s/ Anthony J. Mendicino
Anthony J. Mendicino
Senior Vice President-Finance and Chief Financial Officer

Date: May 10, 2007	By:	/s/ Michael J. Cuzzolina
Michael J. Cuzzolina
Vice President-Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.