Form 10-Q
period 2007-06-30
UGI CORP /PA/
filed 2007-08-09
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2007, there were 106,595,807 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

		PAGES
Part I Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2007, September 30, 2006 and June 30, 2006	1

	Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4 - 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33 - 35

Item 4.	Controls and Procedures	36

Part II Other Information

Item 1A.	Risk Factors	37 - 38

Item 6.	Exhibits	38 - 39

Signatures		40

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30,	September 30,	June 30,
	2007	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$170.9	$186.2	$276.3
Restricted cash	21.0	14.2	16.3
Short-term investments (at cost, which approximates fair value)	5.7	0.6	115.0
Accounts receivable (less allowances for doubtful accounts of $46.0, $38.0 and $37.5, respectively)	509.9	387.2	421.6
Accrued utility revenues	21.0	16.6	12.2
Inventories	249.6	340.4	217.2
Deferred income taxes	40.2	55.9	31.4
Prepaid expenses and other current assets	24.5	39.5	42.7

Total current assets	1,042.8	1,040.6	1,132.7

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,344.8, $1,246.6 and $1,065.4, respectively)	2,303.6	2,214.7	1,832.2

Goodwill	1,441.3	1,418.2	1,240.9
Intangible assets (less accumulated amortization of $77.4, $62.8 and $59.2, respectively)	163.2	163.3	168.1
Utility regulatory assets	82.6	72.9	61.3
Investments in equity investees	61.2	58.2	57.7
Other assets	128.3	112.6	124.8

Total assets	$5,223.0	$5,080.5	$4,617.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14.3	$31.9	$78.6
UGI Utilities bank loans	108.0	216.0	112.1
Other bank loans	9.0	9.4	15.1
Accounts payable	350.4	373.0	306.4
Deposits and advances	84.0	145.0	77.9
Other current liabilities	240.4	251.3	205.8

Total current liabilities	806.1	1,026.6	795.9

Long-term debt	2,012.6	1,965.0	1,642.7
Deferred income taxes	528.7	491.5	496.3
Deferred investment tax credits	6.5	6.8	6.9
Other noncurrent liabilities	367.6	351.5	332.9

Total liabilities	3,721.5	3,841.4	3,274.7

Commitments and contingencies (note 9)

Minority interests	201.0	139.5	201.3

Common stockholders’ equity:
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,152,994 shares)	825.3	807.5	805.1
Retained earnings	506.8	370.0	392.6
Accumulated other comprehensive income (loss)	34.2	(3.8)	18.6

	1,366.3	1,173.7	1,216.3
Treasury stock, at cost	(65.8)	(74.1)	(74.6)

Total common stockholders’ equity	1,300.5	1,099.6	1,141.7

Total liabilities and stockholders’ equity	$5,223.0	$5,080.5	$4,617.7

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$1,076.8	$919.1	$4,542.1	$4,342.5

Costs and expenses:
Cost of sales	726.8	611.6	3,094.0	3,059.3
Operating and administrative expenses	261.2	236.2	813.0	735.9
Utility taxes other than income taxes	4.2	3.2	13.9	10.2
Depreciation and amortization	42.1	36.5	125.6	108.7
Other income, net	(9.1)	(6.9)	(23.8)	(32.9)

	1,025.2	880.6	4,022.7	3,881.2

Operating income	51.6	38.5	519.4	461.3
Loss from equity investees	(0.9)	—	(2.2)	(1.2)
Interest expense	(33.9)	(29.1)	(105.0)	(92.1)
Loss on early extinguishments of debt	—	—	—	(18.5)

Income before income taxes and minority interests	16.8	9.4	412.2	349.5
Income tax expense	(8.3)	(2.1)	(122.3)	(105.0)
Minority interests, principally in AmeriGas Partners	3.0	11.4	(96.3)	(64.3)

Net income	$11.5	$18.7	$193.6	$180.2

Earnings per common share:
Basic	$0.11	$0.18	$1.82	$1.71

Diluted	$0.11	$0.18	$1.80	$1.69

Average common shares outstanding (millions):
Basic	106.655	105.603	106.304	105.374

Diluted	107.973	106.850	107.704	106.585

Dividends declared per common share	$0.1850	$0.1763	$0.5375	$0.5138

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193.6	$180.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	125.6	108.7
Provision for uncollectible accounts	24.2	21.3
Minority interests	96.3	64.3
Deferred income taxes, net	7.2	6.4
Loss on early extinguishments of debt	—	18.5
Net change in settled accumulated other comprehensive income	27.0	(17.7)
Other, net	11.8	22.7
Net change in:
Accounts receivable and accrued utility revenues	(137.0)	26.3
Inventories	96.1	24.4
Deferred fuel costs	(4.9)	(18.0)
Accounts payable	(34.3)	(134.3)
Other current assets and liabilities	(48.8)	(110.6)

Net cash provided by operating activities	356.8	192.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(153.8)	(132.8)
Net proceeds from disposals of assets	1.8	7.4
Net proceeds from sale of Energy Ventures	—	17.7
Investment in Flaga joint venture	—	(10.1)
Acquisitions, net of cash acquired	(27.8)	(3.5)
PG Energy Acquisition working capital settlement	23.7	—
Short-term investments increase	(5.1)	(45.0)
Increase in restricted cash	(6.8)	(11.4)
Other, net	0.4	0.7

Net cash used by investing activities	(167.6)	(177.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on UGI Common Stock	(57.1)	(54.1)
Distributions on AmeriGas Partners publicly held Common Units	(57.2)	(54.9)
Issuances of debt including bank loans with maturities greater than three months	20.1	863.4
Repayments of debt including bank loans with maturities greater than three months	(25.4)	(897.4)
Other bank loans decrease	(1.1)	(2.1)
(Decrease) increase in Utilities bank loans with maturities of three months or less	(108.0)	80.9
Issuance of UGI Common Stock	14.0	9.3
Other, net	5.1	0.8

Net cash used by financing activities	(209.6)	(54.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5.1	5.1

Cash and cash equivalents decrease	$(15.3)	$(33.8)

Cash and cash equivalents:
End of period	$170.9	$276.3
Beginning of period	186.2	310.1

Decrease	$(15.3)	$(33.8)

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

We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At June 30, 2007, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.7% limited partner interest in AmeriGas Partners, and an effective 44.3% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,525,004 Common Units. The remaining 56.3% limited partner interest in AmeriGas Partners comprises 32,297,493 publicly held Common Units representing limited partner interests.

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

Restricted Cash. Restricted cash representing cash deposited in our natural gas futures accounts to satisfy margin requirements totaled $21.0, $14.2 and $16.3 at June 30, 2007, September 30, 2006 and June 30, 2006, respectively.

Earnings Per Common Share. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Denominator (millions of shares):
Average common shares outstanding for basic computation	106.655	105.603	106.304	105.374
Incremental shares issuable for stock options and awards	1.318	1.247	1.400	1.211

Average common shares outstanding for diluted computation	107.973	106.850	107.704	106.585

Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$11.5	$18.7	$193.6	$180.2
Other comprehensive income	—	24.6	38.0	2.1

Comprehensive income	$11.5	$43.3	$231.6	$182.3

Other comprehensive income principally comprises (1) changes in the fair value of derivative commodity instruments, interest rate protection agreements and foreign currency derivatives qualifying as hedges, net of reclassifications to net income and (2) foreign currency translation adjustments.

Revenue-Related Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses accounting policies disclosure with respect to revenue-related taxes beginning with financial reports for interim or annual reporting periods beginning after December 15, 2006. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer. EITF 06-3 permits entities to adopt a policy of presenting such taxes in the income statement either on a gross basis within revenue or on a net basis. If such taxes are significant, and are presented on the income statement on a gross basis, the amounts of those taxes should also be disclosed. Our prior and current policy is to present such revenue-related taxes within the scope of EITF 06-3 on a net basis.

Reclassifications. We have reclassified certain prior-year period balances to conform to the current-period presentation.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Income Taxes. Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Due to the seasonality of our earnings, changes in management’s estimates of income taxes made during the third or fourth fiscal quarter can have a significant impact on such quarters’ effective tax rates and make the comparisons to effective tax rates in comparable periods not meaningful. The effective income tax rates for the three months ended June 30, 2007 and 2006 were 41.9% and 10.1%, respectively. The effective income tax rates for the nine months ended June 30, 2007 and 2006 were 38.7% and 36.8%, respectively. The differences in our effective tax rates principally reflect the beneficial effects of changes made during the three months ended June 30, 2006 in management’s estimate of taxes associated with planned repatriation of foreign earnings.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for fair value option items will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and should not be applied retrospectively, except as permitted by certain conditions for early adoption. We are currently reviewing the provisions of SFAS 159.

2.	PG Energy Acquisition

On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 in cash. Pursuant to the terms of the Agreement, the initial purchase price was subject to a working capital adjustment equal to the difference between $68.1 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23.7 in cash. In addition, in March 2007 UGI Utilities completed its review and determination of the fair value of the assets acquired and liabilities assumed.

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

In accordance with Provider of Last Resort (“POLR”) settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(Millions of dollars, except per share amounts)
4. Segment Information (continued)
Three Months Ended June 30, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,076.8	$(54.5)	$433.9	$185.9	$29.8	$306.8	$138.9	$9.2	$26.8

Cost of sales	$726.8	$(53.8)	$272.1	$128.2	$15.2	$282.0	$62.7	$4.7	$15.7

Segment profit:
Operating income (loss) (c)	$51.6	$0.3	$12.1	$16.0	$7.6	$13.9	$1.7	$(0.3)	$0.3
Loss from equity investees	(0.9)	—	—	—	—	—	(0.4)	(0.5)	—
Interest expense	(33.9)	—	(17.8)	(9.0)	(0.6)	—	(5.8)	(0.5)	(0.2)
Minority interests	3.0	(0.1)	3.2	—	—	—	(0.1)	—	—

Income (loss) before income taxes	$19.8	$0.2	$(2.5)	$7.0	$7.0	$13.9	$(4.6)	$(1.3)	$0.1

Depreciation and amortization	$42.1	$—	$19.0	$9.1	$0.8	$1.7	$10.5	$0.8	$0.2
Partnership EBITDA (c)			$30.9

Segment assets (at period end)	$5,223.0	$(346.2)	$1,591.2	$1,465.3	$109.8	$282.0	$1,537.3	$189.3	$394.3

Investments in equity investees (at period end)	$61.2	$—	$—	$—	$—	$—	$—	$61.2	$—

Goodwill (at period end)	$1,441.3	$(3.9)	$621.8	$162.6	$—	$11.8	$598.3	$43.7	$7.0

Three Months Ended June 30, 2006:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$919.1	$(44.3)	$379.1	$106.3	$22.9	$268.7	$155.9	$11.5	$19.0

Cost of sales	$611.6	$(43.3)	$234.4	$71.6	$11.2	$248.4	$70.8	$6.5	$12.0

Segment profit:
Operating income (c)	$38.5	$—	$2.9	$6.6	$5.2	$10.4	$11.4	$0.2	$1.8
Interest expense	(29.1)	—	(17.9)	(4.7)	(0.6)	(0.1)	(5.1)	(0.3)	(0.4)
Minority interests	11.4	—	8.3	—	—	—	3.1	—	—

Income (loss) before income taxes	$20.8	$—	$(6.7)	$1.9	$4.6	$10.3	$9.4	$(0.1)	$1.4

Depreciation and amortization	$36.5	$—	$17.8	$5.6	$0.8	$1.6	$9.6	$0.8	$0.3
Partnership EBITDA (c)			$20.7

Segment assets (at period end)	$4,617.7	$(345.8)	$1,596.5	$817.5	$106.5	$243.4	$1,494.6	$155.6	$549.4

Investments in equity investees (at period end)	$57.7	$—	$—	$—	$—	$—	$0.5	$57.2	$—

Goodwill (at period end)	$1,240.9	$(4.0)	$618.3	$—	$—	$11.8	$565.5	$42.9	$6.4

(a)	International Propane-Other principally comprises Flaga, including its central and eastern European joint venture, and our joint-venture business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended June 30,	2007	2006
Partnership EBITDA	$30.9	$20.7
Depreciation and amortization	(19.0)	(17.8)
Minority interests (i)	0.2	—

Operating income	$12.1	$2.9

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(unaudited)
(Millions of dollars, except per share amounts)
4. Segment Information (continued)
Nine Months Ended June 30, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$4,542.1	$(150.0)	$1,860.3	$919.3	$89.6	$1,095.9	$625.2	$32.1	$69.7

Cost of sales	$3,094.0	$(147.4)	$1,161.1	$656.2	$48.2	$1,017.1	$300.5	$17.0	$41.3

Segment profit:
Operating income (c)	$519.4	$—	$226.6	$132.2	$20.5	$46.5	$92.9	$0.6	$0.1
Loss from equity investees	(2.2)	—	—	—	—	—	(1.5)	(0.7)	—
Interest expense	(105.0)	—	(53.6)	(30.2)	(1.9)	—	(17.1)	(1.5)	(0.7)
Minority interests	(96.3)	(0.2)	(95.6)	—	—	—	(0.5)	—	—

Income (loss) before income taxes	$315.9	$(0.2)	$77.4	$102.0	$18.6	$46.5	$73.8	$(1.6)	$(0.6)

Depreciation and amortization	$125.6	—	$56.1	$28.0	$2.6	$5.3	$30.5	$2.5	$0.6
Partnership EBITDA (c)			$280.4

Segment assets (at period end)	$5,223.0	$(346.2)	$1,591.2	$1,465.3	$109.8	$282.0	$1,537.3	$189.3	$394.3

Investments in equity investees (at period end)	$61.2	$—	$—	$—	$—	$—	$—	$61.2	$—

Goodwill (at period end)	$1,441.3	$(3.9)	$621.8	$162.6	$—	$11.8	$598.3	$43.7	$7.0

Nine Months Ended June 30, 2006:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$4,342.5	$(110.3)	$1,727.5	$622.3	$72.2	$1,158.9	$763.1	$54.0	$54.8

Cost of sales	$3,059.3	$(107.3)	$1,089.5	$454.5	$37.7	$1,093.5	$422.8	$34.6	$34.0

Segment profit:
Operating income (c)	$461.3	$—	$193.9	$82.2	$15.0	$44.7	$118.6	$3.1	$3.8
Loss from equity investees	(1.2)	—	—	—	—	—	(1.2)	—	—
Loss on extinguishment of debt	(18.5)	—	(17.1)	—	—	—	(1.4)	—	—
Interest expense	(92.1)	—	(56.2)	(14.4)	(1.9)	(0.1)	(18.0)	(1.2)	(0.3)
Minority interests	(64.3)	(0.2)	(67.0)	—	—	—	2.9	—	—

Income before income taxes	$285.2	$(0.2)	$53.6	$67.8	$13.1	$44.6	$100.9	$1.9	$3.5

Depreciation and amortization	$108.7	$—	$54.0	$16.4	$2.5	$4.8	$27.4	$3.0	$0.6
Partnership EBITDA (c)			$229.1

Segment assets (at period end)	$4,617.7	$(345.8)	$1,596.5	$817.5	$106.5	$243.4	$1,494.6	$155.6	$549.4

Investments in equity investees (at period end)	$57.7	$—	$—	$—	$—	$—	$0.5	$57.2	$—

Goodwill (at period end)	$1,240.9	$(4.0)	$618.3	$—	$—	$11.8	$565.5	$42.9	$6.4

(a)	International Propane-Other principally comprises Flaga, including its central and eastern European joint venture, and our joint-venture business in China.

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

(d)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine months ended June 30,	2007	2006
Partnership EBITDA	$280.4	$229.1
Depreciation and amortization	(56.1)	(54.0)
Minority interests (i)	2.3	1.7
Loss on extinguishments of debt	—	17.1

Operating income	$226.6	$193.9

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Intangible Assets

The Company’s intangible assets comprise the following:

	June 30,	September 30,
	2007	2006
Goodwill (not subject to amortization)	$1,441.3	$1,418.2

Other intangible assets:
Customer relationships, noncompete agreements and other	$194.6	$183.0
Trademark (not subject to amortization)	46.0	43.1

Gross carrying amount	240.6	226.1

Accumulated amortization	(77.4)	(62.8)

Net carrying amount	$163.2	$163.3

The increase in goodwill during the nine months ended June 30, 2007 reflects the effects of foreign currency translation and, to a much lesser extent, AmeriGas Propane business acquisitions partially offset by the working capital adjustment associated with the PG Energy Acquisition. Changes in intangible assets during the nine months ended June 30, 2007 principally reflect the effects of foreign currency translation. Amortization expense of intangible assets was $4.2 and $12.4 for the three and nine months ended June 30, 2007, respectively, and $3.9 and $12.1 for the three and nine months ended June 30, 2006, respectively. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2007 — $16.4; Fiscal 2008 — $16.1; Fiscal 2009 - $15.4; Fiscal 2010 — $14.0; Fiscal 2011 — $13.4.

6.	UGI Utilities’ Debt

In June 2007, UGI Utilities refinanced $20 of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 of 6.17% Medium-Term Notes due June 2017. During the nine months ended June 30, 2007, the termination date of UGI Utilities’ $350 Revolving Credit Agreement was extended to August 2011.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

During the nine months ended June 30, 2007 and 2006, Energy Services sold trade receivables totaling $1,011.0 and $1,073.4, respectively, to ESFC. During the nine months ended June 30, 2007 and 2006, ESFC sold an aggregate $433.5 and $724.5, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2007, the outstanding balance of ESFC trade receivables was $90.4 which is net of $5.5 that was sold to the commercial paper conduit and removed from the balance sheet. At June 30, 2006, the outstanding balance of ESFC trade receivables was $30.2 which is net of $42.0 that was sold to the commercial paper conduit and removed from the balance sheet.

In addition, a major bank has committed to issue up to $50 of standby letters of credit, secured by cash or marketable securities (“LC Facility”) to Energy Services. At June 30, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2008.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$1.6	$1.5	$0.2	$0.1
Interest cost	4.7	3.5	0.3	0.3
Expected return on assets	(5.9)	(4.7)	(0.2)	(0.2)
Amortization of:
Transition obligation	—	—	0.1	0.1
Prior service cost (benefit)	0.1	0.2	(0.1)	(0.1)
Actuarial loss	0.3	0.4	—	—

Net benefit cost	0.8	0.9	0.3	0.2
Change in regulatory and other assets and liabilities	(0.1)	(0.1)	0.7	0.7

Net expense	$0.7	$0.8	$1.0	$0.9

			Other
	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$4.9	$4.5	$0.4	$0.2
Interest cost	14.1	10.5	1.0	0.9
Expected return on assets	(17.7)	(14.2)	(0.5)	(0.5)
Amortization of:
Transition obligation	—	—	0.2	0.2
Prior service cost (benefit)	0.2	0.6	(0.2)	(0.2)
Actuarial loss	0.8	1.3	0.1	0.1

Net benefit cost	2.3	2.7	1.0	0.7
Change in regulatory and other assets and liabilities	(0.2)	(0.3)	2.1	2.1

Net expense	$2.1	$2.4	$3.1	$2.8

Pension Plan assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plan during the year ending September 30, 2007 for ERISA funding purposes. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Utilities’ postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2007, nor are they expected to be material for the year ending September 30, 2007.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense for these plans of $0.6 and $1.7 for the three and nine months ended June 30, 2007, respectively. We recorded pre-tax expense for these plans of $0.5 and $1.5 for the three and nine months ended June 30, 2006, respectively.

9.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a crossclaim against CEG, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to its acquisition by AmeriGas OLP. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 plus punitive damages, civil penalties and attorneys’ fees. We believe we have good defenses to the claims of the class members and intend to defend against the remaining claims in this lawsuit.

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

As a result of the PG Energy Acquisition, UGIPNG became party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at eleven currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, UGIPNG is not required to spend more than $1.1 in any calendar year for such environmental expenditures, including costs to perform work on the Properties. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates at the end of fifteen years but may be terminated by either party at the end of any two-year period beginning with the effective date.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. UGI Utilities is defending the suit.

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

10.	AmeriGas Partners’ Sale of Arizona Storage Facility

In February 2007, AmeriGas Partners signed a definitive agreement with Plains LPG Services, L.P. to sell its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona for approximately $52. The transaction closed in July 2007 and UGI expects to realize an after-tax gain on this sale of approximately $12 to $13.

UGI CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
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
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for (1) the three months ended June 30, 2007 (“2007 three-month period”) with the three months ended June 30, 2006 (“2006 three-month period”) and (2) the nine months ended June 30, 2007 (“2007 nine-month period”) with the nine months ended June 30, 2006 (“2006 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 4 to the Condensed Consolidated Financial Statements.

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
During the 2007 nine-month period, temperatures within our domestic business units’ service territories were warmer than normal, but were slightly colder than in the prior year. Temperatures during the first half of our domestic heating season were much warmer than in the prior year, but returned to a more normal level for the remainder of the heating season. Our international operations faced temperatures significantly warmer than both normal and the prior year during the 2007 nine-month period. Despite the significant challenges of the warmer heating-season weather on our international businesses, net income during the 2007 nine-month period increased approximately 7% compared to the 2006 nine-month period. The increase in earnings primarily reflects incremental Gas Utility income principally resulting from the PG Energy Acquisition and higher income contributed by AmeriGas Propane and Electric Utility. These increases were partially offset by decreased earnings from International Propane and lower interest income because cash and investments were used to fund a portion of the PG Energy Acquisition in August 2006. Energy Services’ results for the prior-year nine-month period include a $5.3 million after-tax gain from the March 2006 sale of its 50% ownership in Hunlock Creek Energy Ventures (“Energy Ventures”). AmeriGas Propane’s results during the 2006 nine-month period include an approximate $4.6 million after-tax loss on extinguishment of debt related to January 2006 refinancings. The effective tax rate during the 2007 nine-month period was almost 2% higher than in the 2006 nine-month period principally reflecting the beneficial effects on the 2006 tax rate resulting from changes in management’s estimates of taxes to be paid associated with the planned repatriation of foreign earnings. The change in estimated rates was made during the 2006 three-month period. The effective tax rate for the 2007 three-month period was 41.9% compared to 10.1% for the 2006 three-month period.
Net income by business unit:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions of dollars)		(millions of dollars)
Net income (loss):
AmeriGas Propane (a)	$(1.6)	$(4.1)	$46.1	$32.0
International Propane	(3.3)	13.1	49.8	73.0
Gas Utility	4.3	0.8	61.8	40.7
Electric Utility	4.0	2.7	10.8	7.7
Energy Services	8.2	6.4	27.5	26.7
Corporate & Other	(0.1)	(0.2)	(2.4)	0.1

Total net income	$11.5	$18.7	$193.6	$180.2

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.

UGI CORPORATION AND SUBSIDIARIES
2007 three-month period compared to the 2006 three-month period
AmeriGas Propane:

For the three months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$433.9	$379.1	$54.8	14.5%
Total margin (a)	$161.8	$144.7	$17.1	11.8%
Partnership EBITDA (b)	$30.9	$20.7	$10.2	49.3%
Operating income	$12.1	$2.9	$9.2	317.2%
Retail gallons sold (millions)	182.1	171.1	11.0	6.4%
Degree days — % (warmer) than normal (c)	(6.1)%	(21.9)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, temperatures were 6.1% warmer than normal in the 2007 three-month period compared to 21.9% warmer than normal in the prior-year period. Retail propane volumes sold increased approximately 6% principally due to the colder weather and the effects of higher sales in our AmeriGas cylinder exchange program.
Retail propane revenues increased $47.6 million reflecting a $27.3 million increase due to higher average selling prices and $20.3 million due to the higher retail volumes sold. Wholesale propane revenues in the 2007 three-month period increased $3.4 million largely due to higher wholesale propane volumes sold. Total cost of sales increased to $272.1 million in the 2007 three-month period from $234.4 million in the 2006 three-month period, primarily reflecting an increase in propane product costs and the increased volumes sold. Total margin increased $17.1 million compared to the 2006 three-month period principally due to the higher retail propane gallons sold at higher average retail margins per gallon.
Partnership EBITDA during the 2007 three-month period was $30.9 million compared to $20.7 million during the 2006 three-month period. The $10.2 million increase in Partnership EBITDA reflects the increase in total margin and a $0.7 million increase in other income partially offset by increases in operating and administrative expenses. Operating and administrative expenses increased $7.5 million principally reflecting higher employee compensation and benefits expenses, increased vehicle costs and higher repair and maintenance expenses partially offset by a favorable reduction in general insurance expense reflecting continued improvement in claims experience.
Operating income increased $9.2 million largely reflecting the increase in Partnership EBITDA partially offset by an increase in depreciation expense.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

For the three months ended June 30,	2007	2006	(Decrease)
(Millions of euros)
Revenues	€109.5	€132.9	€(23.4)	(17.6)%
Total margin (a)	€59.6	€71.5	€(11.9)	(16.6)%
Operating income	€1.0	€9.8	€(8.8)	(89.8)%
Income (loss) before income taxes	€(4.2)	€8.1	€(12.3)	(151.9)%

(Millions of dollars)
Revenues	$148.1	$167.4	$(19.3)	(11.5)%
Total margin (a)	$80.7	$90.1	$(9.4)	(10.4)%
Operating income	$1.4	$11.6	$(10.2)	(87.9)%
Income (loss) before income taxes	$(5.9)	$9.3	$(15.2)	(163.4)%

Antargaz retail gallons sold	49.6	54.0	(4.4)	(8.1)%

(a)	Total margin represents total revenues less total cost of sales.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 44.3% warmer than normal in the 2007 three-month period compared to temperatures that were approximately 21.9% warmer than normal in the 2006 three-month period. Flaga experienced similar weather across its service territories. The monthly average currency translation rate was $1.35 per euro during the 2007 three-month period versus $1.26 per euro during the 2006 three-month period. Antargaz’ retail LPG volumes sold decreased to 49.6 million gallons in the 2007 three-month period from 54.0 million gallons in the 2006 three-month period. The decrease in Antargaz’ retail volumes sold was experienced across all of Antargaz’ classes of customers and was due in large part to the significantly warmer than normal weather and, to a much lesser extent, customer conservation. Flaga’s volumes also declined reflecting the continued effects of the significantly warmer winter weather resulting in fewer spring fills and customer conservation.
International Propane euro-based revenues decreased during the 2007 three-month period primarily reflecting (1) a decline of approximately €10 million principally due to Antargaz’ lower retail volumes sold at slightly lower LPG prices, (2) approximately €9 million in lower revenues from Antargaz’ low-margin wholesale sales, and (3) the effects of lower volumes sold in Flaga’s Austrian business largely due to the significantly warmer weather. International Propane’s total cost of sales decreased to approximately €49.9 million in the 2007 three-month period from €61.4 million in the 2006 three-month period principally reflecting the effects of the lower wholesale sales and, to a lesser extent, the lower retail gallons sold partially offset by slightly higher average LPG product costs. Antargaz’ LPG purchases are principally denominated in U.S. dollars.
Total margin decreased €11.9 million in the 2007 three-month period reflecting the lower retail volumes sold at lower average margins per retail gallon of LPG sold. In U.S. dollars, total margin decreased $9.4 million reflecting the decrease in base-currency total margin which was partially offset by the beneficial effects of the stronger euro versus the dollar.
International Propane operating income declined €8.8 million largely reflecting the lower total margin partially offset by a slight decrease in operating and administrative expenses and a slight increase in other income.
The decrease in income before income taxes largely reflects the decline in operating income and changes in minority interest. During the 2006 three-month period, Antargaz incurred costs associated with the shut-down of one of its majority-owned filling centers a portion of which was shared by minority interests.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility:

For the three months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$185.9	$106.3	$79.6	74.9%
Total margin (a)	$57.7	$34.7	$23.0	66.3%
Operating income	$16.0	$6.6	$9.4	142.4%
Income before income taxes	$7.0	$1.9	$5.1	268.4%
System throughput - billions of cubic feet (“bcf”)	25.4	14.3	11.1	77.6%
Degree days — % colder (warmer) than normal (b)	3.8%	(13.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) at airports located within our service territory.
Temperatures in Gas Utility’s service territory based upon heating degree days were 3.8% colder than normal during the 2007 three-month period compared to 13.5% warmer than normal during the prior-year three-month period. Total distribution system throughput increased 11.1 bcf reflecting an 8.6 bcf increase from PNG Gas and a 2.5 bcf increase in UGI Gas distribution system throughput due to the colder weather.
Gas Utility revenues increased $79.6 million during the 2007 three-month period principally reflecting $49.8 million in revenues attributable to PNG Gas, a $19.5 million increase in UGI Gas’ revenues from low-margin off-system sales, and greater revenues from sales to UGI Gas’ firm- residential, commercial and industrial (“retail core-market”) customers. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under this recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $128.2 million in the 2007 three-month period compared to $71.6 million in the 2006 three-month period largely reflecting PNG Gas’ cost of gas and greater costs associated with the higher off-system sales.
Gas Utility total margin in the 2007 three-month period increased $23.0 million primarily reflecting $19.3 million of margin from PNG Gas and an increase in UGI Gas margin due to the higher distribution system throughput.
Gas Utility operating income increased to $16.0 million in the 2007 three-month period from $6.6 million in the 2006 three-month period principally reflecting the $23.0 million increase in total margin partially offset by a $10.6 million increase in operating and administrative expenses and $3.5 million of higher depreciation and amortization expense. The increase in operating and administrative expenses and depreciation and amortization expense principally reflects incremental PNG Gas expenses.

UGI CORPORATION AND SUBSIDIARIES
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by a $4.3 million increase in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily a result of the PG Energy Acquisition, and higher short-term interest rates.
Electric Utility:

For the three months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$29.8	$22.9	$6.9	30.1%
Total margin (a)	$12.9	$10.5	$2.4	22.9%
Operating income	$7.6	$5.2	$2.4	46.2%
Income before income taxes	$7.0	$4.6	$2.4	52.2%
Distribution sales — millions of kilowatt hours (“gwh”)	231.1	222.4	8.7	3.9%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $1.2 million during the three-month periods ended June 30, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s 2007 three-month period kilowatt-hour sales were approximately 4.0% higher than in the prior-year period which is largely attributable to colder spring weather. Electric Utility revenues increased $6.9 million in the 2007 three-month period largely reflecting the effects of an increase in its Provider of Last Resort (“POLR”) rates effective January 1, 2007 and the increased sales. Electric Utility’s cost of sales increased to $15.2 million in the 2007 three-month period from $11.2 million in the 2006 three-month period reflecting higher per unit purchased power costs and, to a much lesser extent, the higher kilowatt-hour sales.
Electric Utility total margin in the 2007 three-month period increased $2.4 million reflecting the effects of the higher POLR rates and the higher sales partially offset by the higher per unit purchased power costs.
The increase in Electric Utility operating income and income before income taxes in the 2007 three-month period principally reflects the increase in total margin.
Energy Services:

For the three months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$306.8	$268.7	$38.1	14.2%
Total margin (a)	$24.8	$20.3	$4.5	22.2%
Operating income	$13.9	$10.4	$3.5	33.7%
Income before income taxes	$13.9	$10.3	$3.6	35.0%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services revenues increased to $306.8 million in the 2007 three-month period from $268.7 million in the 2006 three-month period principally reflecting slightly higher natural gas volumes at higher natural gas prices.
Total margin increased $4.5 million in the 2007 three-month period compared to the prior-year three-month period. The increase in total margin is primarily attributable to increased natural gas margins reflecting higher natural gas unit margins on the greater natural gas volumes.

UGI CORPORATION AND SUBSIDIARIES
The increase in Energy Services operating income and income before income taxes principally reflects the increase in total margin partially offset by a decrease in other income and increased operating expenses associated with electric generation.
2007 nine-month period compared to the 2006 nine-month period
AmeriGas Propane:

For the nine months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$1,860.3	$1,727.5	$132.8	7.7%
Total margin (a)	$699.2	$638.0	$61.2	9.6%
Partnership EBITDA (b)	$280.4	$229.1	$51.3	22.4%
Operating income	$226.6	$193.9	$32.7	16.9%
Retail gallons sold (millions)	835.1	804.4	30.7	3.8%
Degree days — % (warmer) than normal (c)	(5.8)%	(10.3)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, temperatures in the 2007 nine-month period were 5.8% warmer than normal and 5.0% colder than in the prior-year nine-month period. Retail propane volumes sold increased approximately 4% primarily reflecting greater demand attributable to the colder weather and the effects of higher sales in our AmeriGas cylinder exchange program.
Retail propane revenues increased $121.9 million reflecting a $64.9 million increase due to higher average selling prices and $57.0 million due to the higher volumes sold. Wholesale propane revenues decreased $3.0 million principally reflecting the effects of lower wholesale volumes sold. Total cost of sales increased to $1,161.1 million in the 2007 nine-month period from $1,089.5 million in the 2006 nine-month period, primarily reflecting an increase in propane product costs and the increased volumes sold. Total margin increased $61.2 million compared to the 2006 nine-month period principally due to higher average propane margins per gallon, higher volumes sold and, to a lesser extent, higher fees in response to increases in operating and administrative expenses. Our total margin also benefited from higher sales in our AmeriGas cylinder exchange program, resulting from customer growth.
Partnership EBITDA during the 2007 nine-month period was $280.4 million compared to $229.1 million during the 2006 nine-month period. The $51.3 million increase in Partnership EBITDA mainly reflects the increase in total margin and the absence of a $17.1 million loss on extinguishment of debt partially offset by a $26.6 million increase in operating and administrative expenses and an increase in depreciation expense. Operating and administrative expenses increased principally due to higher employee compensation and benefits expenses, higher repair and maintenance expenses and increased vehicle costs.
Operating income increased $32.7 million mainly reflecting the previously mentioned increase in Partnership EBITDA excluding the impact of the absence of the prior period’s $17.1 million loss on extinguishment of debt which is included in Partnership EBITDA but excluded from operating income.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

For the nine months ended June 30,	2007	2006	(Decrease)
(Millions of euros)
Revenues	€498.2	€675.9	€(177.7)	(26.3)%
Total margin (a)	€257.5	€296.7	€(39.2)	(13.2)%
Operating income	€72.0	€101.8	€(29.8)	(29.3)%
Income before income taxes	€56.6	€86.6	€(30.0)	(34.6)%

(Millions of dollars)
Revenues	$657.3	$817.1	$(159.8)	(19.6)%
Total margin (a)	$339.8	$359.7	$(19.9)	(5.5)%
Operating income	$93.5	$121.7	$(28.2)	(23.2)%
Income before income taxes	$72.2	$102.8	$(30.6)	(29.8)%

Antargaz retail gallons sold	224.8	272.1	(47.3)	(17.4)%

(a)	Total margin represents total revenues less total cost of sales.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 23.0% warmer than normal in the 2007 nine-month period compared to temperatures that were approximately 1.3% warmer than normal in the 2006 nine-month period. Flaga experienced similar weather across its service territories. The monthly average currency translation rate was $1.32 per euro during the 2007 nine-month period versus $1.22 per euro during the 2006 nine-month period. Antargaz’ retail LPG volumes sold decreased to 224.8 million gallons in the 2007 nine-month period from 272.1 million gallons in the 2006 nine-month period. The decrease in Antargaz’ retail volumes sold was experienced across all of Antargaz’ classes of customers and was due in large part to the significantly warmer weather and, to a much lesser extent, customer conservation. Flaga’s volumes declined largely reflecting the absence of volumes from its Czech Republic and Slovakia businesses that it contributed to Zentraleuropa LPG Holding GmbH (“ZLH”), its joint venture with a subsidiary of Progas GmbH & Co. KG, and the effects of the significantly warmer weather. The ZLH joint venture was formed in February 2006 and Flaga’s 50% ownership interest in ZLH is accounted for under the equity method.
International Propane euro-based revenues decreased €177.7 million during the 2007 nine-month period primarily reflecting (1) a decline of approximately €92 million principally due to Antargaz’ lower retail volumes sold at slightly lower average prices, (2) approximately €51 million in lower revenues from Antargaz’ low-margin wholesale sales, (3) the absence of revenues from Flaga’s Czech Republic and Slovakia businesses that were contributed to ZLH and lower revenues from its Austrian business, and (4) lower ancillary sales and services. International Propane’s total cost of sales decreased to €240.7 million in the 2007 nine-month period from €379.2 million in the 2006 nine-month period largely reflecting the effects of the lower retail volumes sold coupled with lower LPG product costs and the decline in low-margin wholesale sales.
Total margin decreased €39.2 million in the 2007 nine-month period largely reflecting (1) the lower retail volumes sold partially offset by higher average margins per retail gallon of LPG sold and (2) lower margin on ancillary sales and services. In U.S. dollars, total margin declined $19.9 million reflecting the beneficial effects of the stronger euro versus the dollar.
International Propane operating income declined €29.8 million principally reflecting the lower total margin partially offset by a €9.2 million decrease in operating and administrative expenses. The decrease in operating and administrative expenses is largely the result of decreases in Antargaz’ employee compensation and benefits expenses and vehicle costs and decreases in Flaga’s expenses due in part to the absence of expenses from the businesses contributed to ZLH.

UGI CORPORATION AND SUBSIDIARIES
The decrease in income before income taxes principally reflects the decrease in operating income as lower interest expense and the absence of a loss on extinguishment of debt related to Antargaz’ refinancing of its High Yield Bonds in January 2006 were largely offset by changes in minority interest.
Gas Utility:

For the nine months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$919.3	$622.3	$297.0	47.7%
Total margin (a)	$263.1	$167.8	$95.3	56.8%
Operating income	$132.2	$82.2	$50.0	60.8%
Income before income taxes	$102.0	$67.8	$34.2	50.4%
System throughput - billions of cubic feet (“bcf”)	108.6	64.4	44.2	68.6%
Degree days — % (warmer) than normal (b)	(4.3)%	(8.8)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) at airports located within our service territory.
Temperatures in Gas Utility’s service territory based upon heating degree days were 4.3% warmer than normal during the 2007 nine-month period compared to 8.8% warmer than normal during the prior-year nine-month period. Total distribution system throughput increased 44.2 bcf reflecting 39.5 bcf from PNG Gas and greater UGI Gas distribution system throughput. UGI Gas’ greater distribution system throughput reflects (1) increased sales to retail core-market customers, largely reflecting the colder weather and year-over-year growth in the number of our customers partially offset by customer conservation, and (2) greater delivery service throughput.
Gas Utility revenues increased $297.0 million during the 2007 nine-month period principally reflecting $282.0 million in revenues attributable to PNG Gas and a $37.5 million increase in revenues from low-margin off-system sales. These increases were partially offset by lower revenues from UGI Gas retail core-market customers as a result of lower average PGC rates. Gas Utility’s cost of gas was $656.2 million in the 2007 nine-month period compared to $454.5 million in the 2006 nine-month period largely reflecting the effects of the PG Energy Acquisition and greater costs associated with the higher off-system sales partially offset by the lower average PGC rates.
Gas Utility total margin in the 2007 nine-month period increased $95.3 million primarily reflecting $84.9 million of margin from PNG Gas and an increase in UGI Gas margin.
Gas Utility operating income increased to $132.2 million in the 2007 nine-month period from $82.2 million in the 2006 nine-month period principally reflecting the $95.3 million increase in total margin partially offset by a $36.2 million increase in operating and administrative expenses and $11.6 million higher depreciation and amortization expense. The increase in total operating and administrative expenses and depreciation and amortization expense principally reflects incremental PNG Gas expenses.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by an increase of $15.8 million in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily as a result of the PG Energy Acquisition, and higher short-term interest rates.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility:

For the nine months ended June 30,	2007	2006	Increase
(Millions of dollars)
Revenues	$89.6	$72.2	$17.4	24.1%
Total margin (a)	$36.4	$30.5	$5.9	19.3%
Operating income	$20.5	$15.0	$5.5	36.7%
Income before income taxes	$18.6	$13.1	$5.5	42.0%
Distribution sales — millions of kilowatt hours (“gwh”)	762.0	748.8	13.2	1.8%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.0 million and $4.0 million during the nine-month periods ended June 30, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s 2007 nine-month period kilowatt-hour sales increased approximately 2% compared to the 2006 nine-month period primarily from colder heating-season weather. Electric Utility revenues increased $17.4 million in the 2007 nine-month period largely reflecting the effects of the increased POLR rates effective January 1, 2007 and, to a lesser extent, the increased sales. Electric Utility’s cost of sales increased to $48.2 million in the 2007 nine-month period from $37.7 million in the 2006 nine-month period principally reflecting higher per unit purchased power costs.
Electric Utility total margin increased $5.9 million during the 2007 nine-month period reflecting the effects of the higher POLR rates and, to a lesser extent, the increased sales partially offset by the higher per unit purchased power costs.
Electric Utility operating income and income before income taxes increased in the 2007 nine-month period principally reflecting the increase in total margin partially offset by a slight increase in operating and administrative expenses.
Energy Services:

For the nine months ended June 30,	2007	2006	Increase (Decrease)
(Millions of dollars)
Revenues	$1,095.9	$1,158.9	$(63.0)	(5.4)%
Total margin (a)	$78.8	$65.4	$13.4	20.5%
Operating income	$46.5	$44.7	$1.8	4.0%
Income before income taxes	$46.5	$44.6	$1.9	4.3%

(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding the effects of a 5% increase in natural gas volumes sold and a 5% increase in electric generation kilowatt hour sales, Energy Services revenues decreased to $1,095.9 million in the 2007 nine-month period from $1,158.9 million in the 2006 nine-month period principally reflecting a more than 19% decline in natural gas prices.
Total margin increased $13.4 million in the 2007 nine-month period compared to the prior-year nine-month period. The increase in total margin is primarily attributable to higher natural gas unit margins on the higher natural gas volumes sold and improved results from storage management and peaking supply services.
The increase in Energy Services operating income and income before income taxes principally reflects the increase in margin largely offset by the absence of a $9.1 million gain on the sale of Energy Ventures that was recorded in the prior-year nine-month period and increased operating and administrative expenses associated with electric generation.

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our cash, cash equivalents and short-term investments totaled $197.6 million at June 30, 2007 compared with $201.0 million at September 30, 2006. Excluding cash, cash equivalents and short-term investments that reside at UGI’s operating subsidiaries at June 30, 2007 and September 30, 2006, we had $77.9 million and $16.6 million, respectively, of cash, cash equivalents and short-term investments.
The Company’s long-term debt outstanding at June 30, 2007 totaled $2,026.9 million (including current maturities of $14.3 million) compared to $1,996.9 million of long-term debt (including current maturities of $31.9 million) at September 30, 2006.
AmeriGas OLP’s Credit Agreement expires in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At June 30, 2007, there were no borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.0 million at June 30, 2007 and was approximately the same amount outstanding during the entire nine-month period. Issued and outstanding letters of credit under the Revolving Credit Facility totaled $58.9 million at June 30, 2006 and was approximately the same amount outstanding during the entire nine-month period. The average daily and peak bank loan borrowings outstanding under the Credit Agreement were $2.0 million and $92.0 million, respectively, during the 2007 nine-month period. There were no significant borrowings under the Credit Agreement during the 2006 nine-month period. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At June 30, 2007, UGI Utilities had $108.0 million in borrowings outstanding under its Revolving Credit Agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Short-term borrowings, including borrowings under its Revolving Credit Agreement, are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2007 and 2006 nine-month periods, average daily bank loan borrowings were $173.4 million and $111.8 million, respectively, and peak bank loan borrowings totaled $259.0 million and $175.9 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. The increase in average and peak bank loan borrowings during the 2007 nine-month period principally reflects borrowings to fund the working capital of PNG Gas. In June 2007, UGI Utilities refinanced $20 million of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 million of 6.17% Medium-Term Notes due June 2017. UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue up to an additional $55 million of Medium-Term Notes or other debt securities.

UGI CORPORATION AND SUBSIDIARIES
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009. The maximum level of funding available at any one time from this facility is $200 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the nine months ended June 30, 2007 and 2006, Energy Services sold trade receivables totaling $1,011.0 million and $1,073.4 million, respectively, to ESFC. During the nine months ended June 30, 2007 and 2006, ESFC sold an aggregate $433.5 million and $724.5 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2007, the outstanding balance of ESFC receivables was $90.4 million which is net of $5.5 million that was sold to the commercial paper conduit. At June 30, 2006, the outstanding balance of ESFC receivables was $30.2 million which is net of $42.0 million that was sold to the commercial paper conduit.
In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities (“LC Facility”) to Energy Services. At June 30, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2008.
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
Cash flow provided by operating activities was $356.8 million in the 2007 nine-month period compared with $192.2 million in the 2006 nine-month period. Cash flow from operating activities before changes in operating working capital was $485.7 million in the 2007 nine-month period compared with $404.4 million in the prior-year nine-month period largely reflecting greater non-cash charges and, to a lesser extent, the higher income. Changes in operating working capital used $128.9 million in the 2007 nine-month period and $212.2 million in the 2006 nine-month period largely reflecting the effects of changes in accounts receivable, inventories, accounts payable and customer deposits and advances.
Investing Activities. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-term investments and proceeds from sales of assets. Net cash used in investing activities was $167.6 million in the 2007 nine-month period compared to $177.0 million in the prior-year period. During the 2007 nine-month period, AmeriGas Propane acquired retail propane distribution and cylinder refurbishment businesses totaling approximately $27.8 million. Also during the 2007 nine-month period, UGI Utilities received cash as a result of the PG Energy Acquisition working capital settlement.

UGI CORPORATION AND SUBSIDIARIES
Financing Activities. Cash flow used by financing activities was $209.6 million in the 2007 nine-month period compared with $54.1 million in the prior-year nine-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net bank loan borrowings, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from issuances of AmeriGas Partners Common Units and UGI Common Stock. As previously mentioned, UGI Utilities refinanced $20 million of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 million of 6.17% Medium-Term Notes due 2017.
We paid cash dividends on UGI Common Stock of $57.1 million and $54.1 million during the 2007 and 2006 nine-month periods, respectively. During the 2007 nine-month period, the Partnership declared and paid quarterly distributions on its limited partner units for the quarters ended March 31, 2007, December 31, 2006 and September 30, 2006.
UGI Common Dividends and AmeriGas Partners Distributions
On April 24, 2007, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.185 per common share or $0.74 per common share on an annual basis. The new quarterly dividend rate was effective with the dividend payable on July 1, 2007 to shareholders of record on June 15, 2007. On July 31, 2007, UGI’s Board of Directors declared a quarterly dividend on UGI Common Stock of $0.185 per common share payable on October 1, 2007 to shareholders of record on September 15, 2007.
On April 23, 2007, AmeriGas Propane’s Board of Directors approved an increase in its quarterly distribution rate on AmeriGas Partners Common Units to $0.61 per Common Unit or $2.44 per Common Unit on an annual basis. The new quarterly distribution rate was effective with the distribution paid on May 18, 2007 to unitholders of record on May 10, 2007. In addition, on July 30, 2007, AmeriGas Propane’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution includes the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a distribution of a portion of the proceeds from the Partnership’s July 2007 sale of its Arizona storage facility.
Generally, the percentage of AmeriGas Partners’ cash distributions to the General Partner increases when the amount of any distribution to the limited partners exceeds $0.605 per Common Unit. Accordingly, beginning with the partnership distribution of $0.61 per Common Unit paid on May 18, 2007, the General Partner received a greater percentage of the total partnership distribution than its general partner ownership interest of 1%, but only with respect to the total amount distributed by which the distribution per Common Unit to limited partners exceeded $0.605.
PG Energy Acquisition
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 million in cash. Pursuant to the terms of the Agreement, the purchase price was subject to a working capital adjustment equal to the difference between $68.1 million and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities $23.7 million in cash. See Note 2 to Condensed Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
Utility Regulatory Matters
In an order entered on November 30, 2006, the PUC approved a settlement of the base rate proceeding of PG Energy (PNG Gas). The settlement provided for an increase in natural gas distribution base rates of $12.5 million annually or approximately 4%, effective December 2, 2006.
In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. In accordance with these settlements, Electric Utility increased its POLR rates by 4.5% on January 1, 2005 and 3% on January 1, 2006 (a total of 7.5% above the total rates in effect on December 31, 2004). Electric Utility also increased its POLR rates for all metered customers effective January 1, 2007 which increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006.
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
AmeriGas Partners’ Sale of Arizona Storage Facility
In February 2007, AmeriGas Partners signed a definitive agreement with Plains LPG Services, L.P. to sell its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, AZ for approximately $52 million. The transaction closed in July 2007 and UGI expects to realize an after-tax gain on this sale of approximately $12 million to $13 million.
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
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At June 30, 2007, Energy Services had $16.6 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement and borrowings under UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the interest rate on its variable-rate long-term debt through June 2011 through the use of interest rate swaps. Flaga has effectively fixed a substantial portion of its long-term debt through September 2011 through the use of an interest rate swap. At June 30, 2007, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $117.2 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then- current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2007. Fair values reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2007. The table also includes the changes in fair value that would result if there were a ten percent adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) the three-month LIBOR and the three- and six-month Euribor and; (5) value of the euro versus the U.S. dollar. Gas Utility’s exchange-traded natural gas call option and futures contracts are excluded from the table below because any associated net gains are included in Gas Utility’s PGC recovery mechanism.

		Change in
	Fair Value	Fair Value
(Millions of dollars)
June 30, 2007:
Propane commodity price risk	$3.2	$(17.7)
Natural gas commodity price risk	(7.6)	(12.1)
Electricity commodity price risk	2.6	(0.6)
Interest rate risk	28.2	(13.2)
Foreign currency exchange rate risk	(5.5)	(16.9)
Because our derivative instruments generally qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), we expect that changes in the fair value of derivative instruments used to manage commodity or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At June 30, 2007, the fair value of unsettled net investment hedges was a loss of $2.6 million, which is included in foreign currency exchange rate risk in the table above. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $53.6 million, which amount would be reflected in other comprehensive income.

UGI CORPORATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

UGI CORPORATION AND SUBSIDIARIES
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. The Company believes Antargaz is not in violation of France’s competition laws.
Based on a March 2007 newspaper article, we believe that France’s Conseil de la Concurrence (“Competition Council”) is conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. The article stated that one of the companies under investigation had applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. The company seeking leniency may present testimony or other evidence of anti-competitive activities that are adverse to Antargaz’ interests. As a part of any investigation, the Competition Council and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

EXHIBIT
NO.	EXHIBIT	REGISTRANT	FILING	EXHIBIT

10.1	Multi-Currency Facility Offer dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and Raiffeisen Zentralbank Österreich Akteingesellschaft.

10.2	Guarantee Agreement, dated May 21, 2007, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft, as Beneficiary, relating to the Multi Currency Working Capital Facility dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and RZB.

10.3	Extension of Guarantee Agreement dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the extension of the Working Capital Facility Agreement dated July 26, 2006, between RZB and Flaga GmbH.	UGI Corporation	Form 8-K (7/31/07)

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT
NO.	EXHIBIT	REGISTRANT	FILING	EXHIBIT

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)

Date: August 9, 2007	By:	/s/ John L. Walsh

John L. Walsh
President and Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2007	By:	/s/ Michael J. Cuzzolina

Michael J. Cuzzolina
Vice President-Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
10.1	Multi-Currency Facility Offer dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and Raiffeisen Zentralbank Österreich Akteingesellschaft.

10.2
Guarantee Agreement, dated May 21, 2007, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft, as Beneficiary, relating to the Multi Currency Working Capital Facility dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and RZB.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.