Form 10-K
period 2007-09-30
UGI CORP /PA/
filed 2007-11-29
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007
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
Large accelerated filer  ☑                    Accelerated filer ☐                     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2007 was $2,778,118,692.
At November 23, 2007 there were 106,684,035 shares of UGI Corporation Common Stock issued and outstanding.

PART I:
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW
UGI Corporation is a holding company that, through subsidiaries and joint venture affiliates, distributes and markets energy products and related services. We are a domestic and international retail distributor of propane and butane (which are liquefied petroleum gases (“LPG”)); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity; a regional marketer of energy commodities; and a regional provider of heating, air conditioning, refrigeration and electrical services. Our subsidiaries and joint venture affiliates operate principally in the following five business segments:
•	AmeriGas Propane

•	International Propane

•	Gas Utility

•	Electric Utility

•	Energy Services
The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. (“AmeriGas Partners” or the “Partnership”) which is the nation’s largest retail propane distributor. The Partnership’s sole general partner is our subsidiary, AmeriGas Propane, Inc. (“AmeriGas Propane” or the “General Partner”). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership; they trade on the New York Stock Exchange under the symbol “APU.” We have an effective 44% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to the Company’s Consolidated Financial Statements.
The International Propane segment consists of the LPG distribution businesses of our wholly owned subsidiaries Antargaz, a French société anonyme (“Antargaz”), Flaga GmbH, an Austrian limited liability company (“Flaga”), and our joint venture in China. Antargaz is one of the largest retail distributors of LPG in France. Flaga is the largest retail LPG distributor in Austria and through its joint venture company is the largest retail distributor in the Czech Republic and one of the largest retail distributors in Slovakia. In China, we participate in an LPG joint venture business in the Nantong region.
On August 24, 2006, we acquired a Pennsylvania natural gas utility business from Southern Union Company which significantly increased our natural gas distribution business. The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, Inc. (“UGI Gas”) and UGI Utilities’ subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). Gas Utility serves approximately 478,000 customers in eastern and northeastern Pennsylvania. The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility and Electric Utility are regulated by the Pennsylvania Public Utility Commission (“PUC”).

The Energy Services segment consists of energy-related businesses conducted by a number of subsidiaries. These businesses include (i) energy marketing in the eastern region of the United States under the trade names GASMARK® and POWERMARK®, (ii) operating or owning interests in electric generation assets in Pennsylvania, (iii) operating and owning liquefied natural gas and propane storage and peak-shaving facilities in eastern Pennsylvania, and (iv) operating and owning a propane import and storage facility in Chesapeake, Virginia.
UGI Corporation also operates and owns heating, ventilation, air conditioning, refrigeration and electrical contracting service businesses serving customers in the Mid-Atlantic region.
Business Strategy
Our business strategy is to grow the Company by focusing on our core competencies as a marketer and distributor of energy products and services. We are employing our core competencies from our existing businesses and using our national scope, international experience, extensive asset base and access to customers to accelerate both internal growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During fiscal year 2007, we completed a number of transactions in pursuit of this strategy, including the acquisition by AmeriGas Propane of a 13 million gallon propane distribution business in Michigan and a 32 million gallon propane distribution business serving Arkansas, Arizona, Colorado, Missouri and Wyoming.
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
AMERIGAS PROPANE
Our domestic propane distribution business is conducted through AmeriGas Partners. As of September 30, 2007, the Partnership operated from approximately 650 district locations in 46 states. The increase in district locations from approximately 600 district locations as of September 30, 2006 is primarily a result of acquisitions made during fiscal 2007. In fiscal year 2008, it is anticipated that many of the district locations added in fiscal year 2007 will be combined with other district locations that are situated in close geographic proximity. AmeriGas Propane is responsible for managing the Partnership. Although our consolidated financial statements include 100% of the Partnership’s revenues, assets and liabilities, our net income reflects only our 44% effective interest in the income or loss of the Partnership, due to the outstanding publicly-owned limited partnership interests. See Note 1 to the Company’s Consolidated Financial Statements.
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
Based on the most recent annual survey by the American Petroleum Institute, 2005 domestic retail propane sales (annual sales for other than chemical uses) totaled approximately 10.4 billion gallons and, based on LP-GAS magazine rankings, 2006 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 40% of domestic retail sales. Based upon 2005 sales data, management believes the Partnership’s 2007 retail volume represents approximately 9% of domestic retail sales.

Products, Services and Marketing
As of September 30, 2007, the Partnership served approximately 1.3 million customers from district locations in 46 states. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain markets, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of British Columbia and Quebec.
The Partnership sells propane primarily to five markets: residential, commercial/industrial, motor fuel, agricultural and wholesale. The Partnership distributed over one billion gallons of propane in fiscal year 2007. Approximately 90% of the Partnership’s fiscal year 2007 sales (based on gallons sold) were to retail accounts and approximately 10% were to wholesale customers. Sales to residential customers in fiscal year 2007 represented approximately 40% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 14%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of 2007 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program (formerly, PPX Prefilled Propane Xchange® program or PPX ). At September 30, 2007, ACE was available at approximately 23,600 retail locations throughout the United States. Sales of our ACE grill cylinders to retailers are included in the commercial/industrial market. The ACE program enables consumers to exchange their empty 20-pound propane grill cylinders for filled cylinders or to purchase filled cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. The Partnership also supplies retailers with large propane tanks to enable retailers to fill customers’ 20-pound propane grill cylinders directly at the retailer’s location.
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
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2007, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2008. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. Aside from BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, no single supplier provided more than 10% of the Partnership’s total propane supply in fiscal year 2007. In certain market areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at large storage facilities in Arizona and Pennsylvania, as well as at smaller facilities in several other states.

Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas, a major storage area.
Average Propane Spot Market Prices
Competition
Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating, and cooking. However, in some areas electricity may have a competitive price advantage or be relatively equivalent in price to propane due to government regulated rate caps on electricity. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of electricity for heating. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.
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
Properties
As of September 30, 2007, the Partnership owned approximately 83% of its district locations. The Partnership owns a 600,000 barrel refrigerated, above-ground storage facility located on leased property in California. The California facility, which the Partnership operates, is currently leased to an LPG marketer for the storage of LPG.

The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2007, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
530	Trailers	92	8
300	Tractors	27	73
180	Railroad tank cars	0	100
2,600	Bobtail trucks	13	87
330	Rack trucks	9	91
2,200	Service and delivery trucks	16	84
Other assets owned at September 30, 2007 included approximately 900,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 2.7 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 5,400 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.
Trade Names, Trade and Service Marks
The Partnership markets propane principally under the “AmeriGas®” and “America’s Propane Company®” trade names and related service marks. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 55% to 60% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s operating income is earned, during the five-month peak heating season from November through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For historical information on national weather statistics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
The Partnership is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, CERCLA, the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws. See Note 10 to the Company’s Consolidated Financial Statements.
All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58, which establish a set of rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted by all states in which the Partnership operates. The most recent editions of NFPA Pamphlet No. 58, adopted by a majority of states, requires certain stationary cylinders that are filled in place to be re-qualified periodically, depending on the date of manufacture and previous schedule of re-qualification of the cylinders. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects from adverse employment actions employees who provide information to their employers or to the federal government as to pipeline safety.

Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2007, the General Partner had approximately 6,200 employees, including approximately 430 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
INTERNATIONAL BUSINESSES
We conduct our international LPG distribution business principally in Europe through our wholly owned subsidiaries, Antargaz and Flaga. On February 15, 2006, Flaga entered into a joint venture with a subsidiary of Progas GmbH & Co KG (“Progas”) to combine our respective central European LPG operations. The joint venture company, Zentraleuropa LPG Holding GmbH (“ZLH”), is owned and controlled equally by Flaga and Progas. Flaga contributed the shares of its operating subsidiaries in the Czech Republic and Slovakia to ZLH and Progas contributed the shares of its operating subsidiaries in the Czech Republic, Slovakia, Poland, Hungary and Romania to ZLH. In a related transaction during fiscal year 2006, Flaga expanded its LPG distribution business in Austria by acquiring Progas Flüssiggas Handelsgesellschaft GmbH. In fiscal 2007, ZLH expanded its Polish operations by acquiring, through a subsidiary, an LPG distribution business and storage and filling plant in Poland.
Antargaz operates in France; Flaga operates in Austria and Switzerland; and ZLH operates through subsidiaries in the Czech Republic, Slovakia, Poland, Hungary and Romania. During fiscal year 2007, Antargaz sold approximately 269 million gallons of LPG, Flaga sold approximately 14 million gallons of LPG and ZLH, through its subsidiaries, sold approximately 42 million gallons of LPG. Our joint venture in China sold approximately 15 million gallons of LPG during fiscal year 2007.
ANTARGAZ
Products, Services and Marketing
Antargaz’ customer base consists of residential, commercial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz sells LPG in cylinders, and in small, medium and large bulk volumes stored in tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG. Antargaz sells LPG in cylinders to approximately 23,000 retail outlets, such as supermarkets, individually owned stores and gas stations. At September 30, 2007, Antargaz had approximately 205,000 bulk customers and approximately 5 million cylinders in circulation. Approximately 63% of Antargaz’ fiscal year 2007 sales (based on volumes) were cylinder and small bulk, 14% medium bulk, 20% large bulk, and 3% to service stations for automobiles. Antargaz also engages in wholesale sales of LPG and provides logistic, storage and other services to third-party LPG distributors. No single customer represents, or is anticipated to represent, more than 5% of total revenues for Antargaz.
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
The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane-filled cylinders accounted for approximately 59% of all LPG cylinders sold in fiscal year 2007, with propane-filled cylinders accounting for the remainder. Propane-filled cylinders are also used to supply fuel for forklift trucks. The market demand for filled cylinders has been declining, due primarily to customers gradually changing to other household energy sources for heating and cooking, such as natural gas. Antargaz is seeking to increase demand for butane and propane-filled cylinders through marketing and product innovations.
Medium bulk customers use propane only, and consist mainly of large residential developments such as housing projects, hospitals, municipalities and medium-sized industrial and agricultural enterprises. Large bulk customers are primarily companies that use LPG in their industrial processes and large agricultural companies.
LPG Supply and Storage
Antargaz has an agreement with Totalgaz for the supply of butane and propane, with pricing based on internationally quoted market prices. Under this agreement, 80% of Antargaz’ requirements for butane are guaranteed until June 2009 and 15% of its requirements for propane are guaranteed until June 2008. Requirements are fixed annually and Antargaz can develop other sources of supply. For the 2007 fiscal year, Antargaz purchased almost 100% of its butane needs and approximately 31% of its propane needs from Totalgaz. Antargaz also purchases propane on the international market and, to a lesser degree, purchases butane on the domestic market, under term agreements with international oil and gas trading companies such as SHV Gas Supply and Trading, Louis Dreyfus Energy, VITOL SA. In addition, purchases are made on the spot market from international oil and gas companies such as Total Oil Trading SA (“Total Trading”) and to a lesser extent from domestic refineries, including those operated by BP France and Esso SAF.
Antargaz has 4 primary storage facilities in operation, including 3 that are located at deep sea harbor facilities, and 24 secondary storage facilities. It also manages an extensive logistics and transportation network. Access to seaborne facilities allows Antargaz to diversify its LPG supplies through imports. LPG stored in primary storage facilities is transported to smaller storage facilities by rail, sea and road. At secondary storage facilities, LPG is filled into cylinders or trucks equipped with tanks and then delivered to customers.

Competition
The LPG market in France is mature, with limited future growth expected. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Like other businesses, it becomes more difficult for Antargaz to pass on product costs increases fully when product costs rise rapidly. Increased LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. France has regulated electricity prices as well as policies and incentives that favor alternative energy sources which can result in customers migrating to energy sources other than LPG.
Antargaz competes in all of its product markets on a national level principally with three LPG distribution companies, Totalgaz (owned by Total France), Butagaz (owned by Societe des Petroles Shell, “Shell”) and Compagnie des Gaz de Petrole Primagaz (an independent supplier owned by SHV Holding NV), as well as with regional competitors, Vitogaz and Repsol. Competitive conditions in the French LPG market are undergoing change. Some supermarket chain stores and other new market entrants are competing in the cylinder market. As a result of these changes, we have experienced an intensified level of competition in the French LPG market. Antargaz’ competitors are generally affiliates of its LPG suppliers. As a result, its competitors may obtain product at more competitive prices.
During fiscal year 2005, Antargaz received an inquiry from the French competition authority, the General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”). The DGCCRF apparently sought evidence of unlawful anticompetitive activities affecting the packaged LPG (i.e., cylinder) business in northern France. Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. For more information on the inquiry, see “RISK FACTORS – The expansion of our international business means that we will face increased risks, which may negatively affect our business results.”

Seasonality
Because a significant amount of LPG is used for heating, demand is typically higher during the colder months of the year. Approximately 65% to 70% of Antargaz’ retail sales volume occurs, and approximately 80% to 85% of Antargaz’ operating income is earned, during the 6 months from October through March.
Sales volume for Antargaz traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and general economic conditions. For historical information on weather statistics for Antargaz, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Government Regulation
Antargaz’ business is subject to various laws and regulations at the national and European levels with respect to matters such as protection of the environment, the storage and handling of hazardous materials and flammable substances, the discharge of contaminants into the environment and the safety of persons and property.
Properties
Antargaz has 4 primary storage facilities in operation. Two of these storage facilities are underground caverns, one is a refrigerated facility, and one is an aerial pressure facility. The table below sets forth details of each of these facilities.

		Antargaz	Antargaz
		Storage Capacity –	Storage Capacity -
		Propane	Butane
	Ownership %	(m3) (1)	(m3) (1)
Norgal	52.7	22,600	8,900

Geogaz Lavera	16.7	17,400	32,500

Donges	50.0 (2)	30,000	0

Cobogal	15.0	1,300	900

(1)	Cubic meters.

(2)	Pursuant to a contractual arrangement with the owner.
Antargaz is evaluating whether to close a fifth storage facility, Geovexin. Antargaz has 24 secondary storage facilities, 14 of which are wholly-owned. The others are partially-owned, through joint ventures.

Employees
At September 30, 2007, Antargaz had approximately 1,100 employees.
FLAGA
Products, Services and Marketing
Flaga distributes LPG in Austria and Switzerland, and ZLH’s subsidiaries distribute LPG in the Czech Republic, Slovakia, Poland, Hungary and Romania for residential, commercial, industrial and auto gas applications. During fiscal year 2007, Flaga sold approximately 14 million gallons of LPG and ZLH, through its subsidiaries, sold approximately 42 million gallons of LPG.
Flaga is the largest distributor of LPG in Austria, serving residential, commercial and industrial customers. The retail propane industry in Austria is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas and renewable energy sources. Competition for customers is based on contract terms as well as on product prices. Flaga has 6 sales offices in Austria and 1 sales office in Switzerland. Much of Flaga’s cylinder business is conducted through approximately 600 local resellers with whom Flaga has a long business relationship. Flaga utilizes approximately 21 storage facilities in Austria and Switzerland. Flaga competes with other propane marketers, including competitors located in other Eastern European countries. Flaga also competes with providers of other sources of energy, principally natural gas, electricity and wood.
During fiscal year 2007, ZLH’s subsidiaries sold approximately 42 million gallons of LPG in the Czech Republic, Slovakia, Poland, Hungary and Romania. ZLH utilizes approximately 34 storage facilities and has approximately 13 sales offices in these countries. ZLH is one of the leading distributors of LPG in both the Czech Republic and Slovakia.
Seasonality and Competition
Sales volumes in Flaga’s and ZLH’s markets are affected principally by the severity of the weather and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and general economic conditions. Because Flaga’s and ZLH’s profitability is sensitive to changes in wholesale LPG costs, Flaga and ZLH generally seek to pass on increases in the cost of LPG to customers. There is no assurance, however, that Flaga and ZLH will always be able to pass on product cost increases fully. It is particularly difficult for Flaga and ZLH to pass on rapid increases in LPG due to the low per capita income of customers in Flaga’s and ZLH’s markets. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. In many of Flaga’s and ZLH’s European markets, government policies and incentives that favor alternative energy sources may result in customers migrating to energy sources other than LPG.

Government Regulation
Flaga’s and ZLH’s businesses are subject to various laws and regulations at both the national and European levels with respect to matters such as protection of the environment and the storage and handling of hazardous materials and flammable substances.
Employees
At September 30, 2007, Flaga had approximately 150 employees and ZLH had approximately 510 employees.
GAS UTILITY
Service Area; Revenue Analysis
Gas Utility is authorized to distribute natural gas to approximately 478,000 customers in portions of 28 eastern and northeastern Pennsylvania counties through its distribution system of approximately 7,800 miles of gas mains. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing.
System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for the 2007 fiscal year was approximately 131.8 billion cubic feet (“bcf”). System sales of gas accounted for approximately 43% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 57% of system throughput.
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
Gas Supply Contracts
During fiscal year 2007, Gas Utility purchased approximately 79 bcf of natural gas for sale to retail core market and off-system sales customers. Approximately 87% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 13% of gas purchased by Gas Utility was supplied by approximately 23 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 1 year. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality
Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 55% to 60% of Gas Utility’s sales volume is supplied, and approximately 70% to 75% of Gas Utility’s operating income is earned, during the five-month peak heating season from November through March.
Competition
Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. Electric utilities in Gas Utility’s service area are seeking new load, primarily in the new construction market. In parts of Gas Utility’s service area electricity may have a competitive price advantage over natural gas due to government regulated rate caps on electricity. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of electricity for heating. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.
In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania’s Natural Gas Choice and Competition Act (“Gas Competition Act”), effective July 1, 1999 all of Gas Utility’s customers, including residential and smaller commercial and industrial customers (“Core Market Customers”), have been afforded this opportunity. As of September 30, 2007, three marketers provide gas supplies to approximately 4,100 of Gas Utility’s Core Market Customers. Gas Utility provides transportation services for its customers who purchase natural gas from others.
A number of Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility and Electric Utility Regulation and Rates – Gas Utility Rates.” In recent years, Gas Utility’s margin for interruptible service has been higher than in past years due to the higher cost of oil compared to natural gas. In accordance with the PUC’s June 29, 2000 Gas Restructuring Order applicable to UGI Gas, margin from certain of these customers (who use pipeline capacity contracted by UGI Gas to serve retail customers) is used to reduce purchased gas cost rates for retail customers. Approximately 29% of UGI Gas’ commercial and industrial customers, including certain customers served under interruptible rates, have locations which afford them the opportunity, although none have exercised it, of seeking transportation service directly from interstate pipelines, thereby bypassing UGI Gas. The majority of customers in this group are served under transportation contracts having 3 to 20 year terms. Included in these two customer groups are UGI Gas’ 10 largest customers in terms of annual volumes. All of these customers have contracts, 9 of which extend beyond Fiscal 2008. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.
Outlook for Gas Service and Supply
Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2008. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.
During fiscal year 2007, Gas Utility supplied transportation service to 2 major co-generation installations and 5 electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service area. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 9,800 residential heating customers during fiscal year 2007. Despite the nationwide slowdown in the real estate market, of those new customers, new home construction accounted for over 6,200 heating customers. If the slowdown in new home construction continues in fiscal year 2008 in Gas Utility’s service area, customer growth may be adversely affected. Customers converting from other energy sources, primarily oil and electricity, and existing non-heating gas customers who have added gas heating systems to replace other energy sources, accounted for the balance of the additions. The number of new commercial and industrial Gas Utility customers was approximately 1,700.
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

ELECTRIC UTILITY
Service Area; Sales Analysis
Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,150 miles of transmission and distribution lines and 13 transmission substations. For fiscal year 2007, about 53% of sales volume came from residential customers, 35% from commercial customers and 12% from industrial customers.
Sources of Supply
Electric Utility has no owned generation and, as a result, has third-party generation supply contracts in place for substantially all of its expected energy requirements for fiscal years 2008 and 2009. Electric Utility distributes electricity that it purchases from others and electricity that customers purchase from other suppliers, if any. As of September 30, 2007, none of Electric Utility’s customers have selected an alternative electricity generation supplier. Electric Utility expects to continue to provide energy to the great majority of its distribution customers for the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures” for a discussion of risks related to Electric Utility’s supply contracts.
Competition
As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers who do not choose an alternate electric generation supplier. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements (collectively, the “POLR Settlement”). Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates were increased in January 2007. Electric Utility has announced its intent to increase POLR rates in January 2008 and is permitted, but not required, to further increase its POLR rates in January 2009. Electric Utility is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during fiscal year 2007. Electricity competes with natural gas, oil, propane and other heating fuels for this use. For current POLR rates see “Gas Utility and Electric Utility Regulation and Rates – Electric Utility Rates.”

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
Electric Transmission and Wholesale Power Sale Rates
FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC (“PJM”) and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Electric Utility receives certain revenues collected by PJM, determined under a formulary rate schedule that is adjusted in June of each year to reflect annual changes in Electric Utility’s electric transmission revenue requirements, when its transmission facilities are used by third parties.
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.
Gas Utility Rates
The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for firm- residential, commercial and industrial customers (“retail core-market”) became effective October 1, 2000 along with a Purchased Gas Cost (“PGC”) variable credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use capacity contracted for by UGI Gas for retail core-market customers.
In an order entered on November 30, 2006, the PUC approved a settlement of the UGIPNG base rate proceeding. The settlement authorized UGIPNG to increase natural gas distribution base rates by $12.5 million of additional revenue annually, or approximately 4.0%, effective December 2, 2006. In addition, the settlement provides UGIPNG the ability to recover up to $1.0 million of additional corporate franchise tax through the state tax adjustment surcharge mechanism.
UGI Gas’ and UGIPNG’s gas service tariffs contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas and UGIPNG sells to its customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas and UGIPNG may request quarterly, or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation.

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
Electric Utility Rates
The most recent general base rate increase for Electric Utility became effective in 1996. Electric Utility’s rates were unbundled into distribution, transmission and generation (Provider-Of-Last-Resort or “POLR” or “default service”) components in 1998. In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased annually from 2004 through 2007. Effective January 1, 2007, Electric Utility’s increase in POLR rates increased the average cost to residential customers by approximately 35% over such costs in effect during calendar year 2006. Effective January 1, 2008, total average residential rates will increase by approximately 5.5%. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.
FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers
Both Gas Utility and Electric Utility, and our subsidiaries UGI Energy Services, Inc. and UGI Development Company, are subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 4A of the Natural Gas Act and Section 222 of the Federal Power Act prohibit the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas, electric energy, or natural gas transportation or electric transmission services subject to the jurisdiction of FERC. FERC has adopted regulations to implement these statutory provisions which apply to interstate transportation and sales by the Electric Utility, and to a much more limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC’s jurisdiction. Gas Utility and Electric Utility are subject to certain other regulations and obligations for FERC-regulated activities. Under provisions of the Energy Policy Act of 2005 (“EPACT 2005”), Electric Utility is subject to certain electric reliability standards established by FERC and administered by an Electric Reliability Organization (“ERO”). Electric Utility anticipates that substantially all the costs of complying with the ERO standards will be recoverable through its PJM formulary electric transmission rate schedule.

EPACT 2005 also granted FERC authority to impose substantial civil penalties for the violation of any regulations, orders or provisions under the Federal Power Act and Natural Gas Act, and clarified FERC’s authority over certain utility or holding company mergers or acquisitions of electric utilities or electric transmitting utility property valued at $10 million or more.
State Tax Surcharge Clauses
UGI Utilities’ gas and electric service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect UGI Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.
Utility Franchises
UGI Utilities and UGIPNG each hold certificates of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas or electric service. Under applicable Pennsylvania law, UGI Utilities and UGIPNG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.
Other Government Regulation
In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See ITEM 3. “LEGAL PROCEEDINGS — Environmental Matters — Manufactured Gas Plants.”
Employees
At September 30, 2007, UGI Utilities had approximately 1,240 employees.

ENERGY SERVICES
We operate the energy-related businesses described below through various subsidiaries.
Natural Gas and Electricity Marketing
UGI Energy Services, Inc. (“ESI”) conducts our energy marketing business under the trade names GASMARK® and POWERMARK®. ESI sells natural gas directly to approximately 11,000 commercial and industrial customers in Pennsylvania, New Jersey, Delaware, Maryland, Virginia, West Virginia, New York, Ohio, North Carolina and the District of Columbia through the use of the transportation systems of 33 utility systems. ESI sells liquid fuel and LPG to commercial and industrial customers in Pennsylvania, New Jersey, Maryland, Delaware, New York and Virginia. ESI also sells electricity in New Jersey, Delaware and Maryland.
The gas marketing business is a high revenue, low margin business. A majority of ESI’s commodity sales are made under fixed-price agreements. ESI manages supply cost volatility related to these agreements by (i) entering into exchange-traded natural gas futures contracts which are guaranteed by the New York Mercantile Exchange and have nominal credit risk, (ii) entering into fixed-price supply arrangements with a diverse group of natural gas producers and holders of interstate pipeline capacity, (iii) entering into over-the-counter natural gas derivative arrangements with major international banks and (iv) utilizing supply assets that it owns or manages. ESI also bears the risk for balancing and delivering natural gas to its customers under various pipelines and utility company tariffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
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
Peaking and Asset Management Services
ESI operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, and propane storage and propane-air mixing stations in Bethlehem, Reading and Steelton, Pennsylvania. It also operates a propane storage and rail trans-shipment terminal in Steelton, Pennsylvania. These assets are used in ESI’s energy peaking business that provides supplemental energy, primarily liquefied natural gas and propane-air mixtures, to gas utilities at times of peak demand.  In fiscal year 2007, ESI built two propane air plants which expanded its overall peaking capacity. ESI also made improvements at its LNG plant and its three other propane air plants which are expected to expand capacity at those plants in fiscal year 2008. ESI also manages natural gas pipeline and storage contracts for UGI Gas.

Through its subsidiary, Atlantic Energy, Inc., ESI sells propane to large multi-state retailers, including AmeriGas Partners, and to smaller local dealers throughout Virginia and northeast North Carolina from its propane import and trans-shipment facility located in Chesapeake, Virginia.
Electric Generation
We have an approximate 6% (102 megawatts) ownership interest in the Conemaugh generating station (“Conemaugh”), a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. Conemaugh is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc.  In March 2006, our subsidiary, UGI Development Company (“UGID”), sold its 50% ownership interest in Hunlock Creek Energy Ventures (“Energy Ventures”) to Allegheny Energy Supply Hunlock Creek, LLC. Energy Ventures’ assets primarily comprised a 44-megawatt gas-fired combustion turbine electric generator and the Hunlock Station 47-megawatt coal-fired electric generation facility. As part of the consideration in this sale, Energy Ventures transferred the Hunlock Station 47-megawatt coal-fired electric generation facility to UGID. The output from these generation assets is sold by UGID on the spot market and under fixed-term contracts. UGID has FERC authority to sell power at market-based rates.
Government Regulation
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the purchase or sale of natural gas and transportation services. As stated above, UGID has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates. UGID is also subject to FERC market manipulation rules and enforcement and regulatory powers. See “Gas Utility and Electric Utility Regulation and Rates — FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers.”
The operation of Hunlock Station complies with the air quality standards of the Pennsylvania Department of Environmental Protection (“DEP”) with respect to stack emissions. Under the Federal Water Pollution Control Act, Hunlock Station has a permit from the DEP to discharge water into the North Branch of the Susquehanna River. The Federal Clean Air Act Amendments of 1990 (the “Clean Air Act Amendments”) impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these current emission standards. New environmental regulations related to sulfur dioxide allowances and mercury emission standards have recently been enacted by the DEP and will take effect in 2009-2010. UGID is currently assessing the operational impact of compliance with these new regulatory standards.
ESI is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or, the “Superfund Law”), the Clean Air Act, the Occupational

Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.
Employees
At September 30, 2007, ESI and its subsidiaries had approximately 190 employees.
HVAC/R
We conduct a heating, ventilation, air-conditioning, refrigeration and electrical contracting service business through UGI HVAC Enterprises, Inc. (“HVAC/R”) serving portions of eastern Pennsylvania and the Mid-Atlantic region, including the Philadelphia suburbs and portions of New Jersey and northern Delaware. This business serves more than 150,000 customers in residential, commercial, industrial and new construction markets. During fiscal year 2007, HVAC/R generated approximately $94 million in revenues and employed approximately 570 people.
BUSINESS SEGMENT INFORMATION
The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI’s reportable business segments, and to the geographic areas in which we operate, for the 2007, 2006 and 2005 fiscal years appears in Note 16 to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated herein by reference.
EMPLOYEES
At September 30, 2007, UGI and its subsidiaries had approximately 9,500 employees.
ITEM 1A. RISK FACTORS
Decreases in the demand for our energy products and services because of warmer-than-normal heating season weather may adversely affect our results of operations.
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
The retail propane business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the propane supply costs. Propane is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the propane that our subsidiaries and other marketers purchase can change rapidly over a short period of time. Most of our domestic propane product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international propane supply contracts are based on internationally quoted market prices. Because our subsidiaries’ profitability is sensitive to changes in wholesale propane supply costs, it will be adversely affected if we cannot pass on increases in the cost of propane to our customers. Due to competitive pricing in the propane industry, our subsidiaries, may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause our subsidiaries to sell propane at less than the price at which they purchased it, which would adversely affect our operating results.

Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services.
The trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may reduce the demand for energy products. Prices for propane and natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs, our prices generally increase which may lead to customer conservation. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.
Supplier defaults may have a negative effect on our operating results.
When the Company enters into fixed — price sales contracts with customers, it also enters into fixed — price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of LPG, electricity and natural gas, a default of one or more of our suppliers under such contracts could cause us to purchase LPG, electricity and natural gas at higher prices which would have a negative impact on our operating results.
Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers and some large customers, and for all of our contracts with the NYMEX, a change in the market price of LPG, electricity or natural gas could create a margin payment obligation for the Company or one of its subsidiaries and expose us to an increased liquidity risk.
Our operations may be adversely affected by competition from other energy sources.
Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.
Our propane businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in our service areas has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane.

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
Our ability to grow our businesses will be adversely affected if we are not successful in making acquisitions or integrating the acquisitions we have made.
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
To the extent we are successful in making acquisitions, such acquisitions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

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

Our net income will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation and environmental regulations.
We are subject to extensive and changing international, federal, state and local safety, health, transportation and environmental laws and regulations governing the storage, distribution and transportation of our energy products.
New regulations, or a change in the interpretation of existing regulations, could result in increased expenditures. In addition, for many of our operations, we are required to obtain permits from regulatory authorities. Failure to comply with these permits or applicable laws could result in civil and criminal fines or the cessation of the operations in violation. Governmental regulations and policies in the United States and Europe may provide for subsidies or incentives to customers who use alternative fuels instead of carbon fuels. These subsidies and incentives may result in reduced demand for our energy products and services.
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

•
regulatory requirements and changes in regulatory requirements, including French and EU competition laws that may adversely affect the terms of contracts with customers, and stricter regulations applicable to the storage and handling of LPG.

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
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007 and then in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. We do not believe Antargaz is in violation of France’s competition laws.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Utilities (excluding UGIPNG) is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. In accordance with the terms of the UGIPNG base rate case order which became effective December 2, 2006, site-specified environmental investigation and remediation costs associated with UGIPNG incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 2, 2006 are expensed as incurred.
As a result of the acquisition of PG Energy by UGI Utilities’ wholly owned subsidiary, UGIPNG, UGIPNG became party to a Multi-site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party at the end of any two-year period beginning with the effective date.
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

City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”), sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March of 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. Citizens and the City subsequently entered into a settlement agreement pursuant to which Citizens agreed to pay $7.6 million in exchange for a release of its and all predecessors’ liabilities. UGI Utilities is evaluating what effect the settlement agreement would have on any claims against it. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. ConEd claims that the cost of remediation of the three sites would be approximately $14 million. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, UGI Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. This case has been remanded back to the trial court. UGI Utilities is defending the suit.

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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimate that remediation costs for all of the sites would total approximately $215 million and assert that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities is defending the suit.
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the United States District Court for the District of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities is defending the suit.
Other Matters
Swiger, et al. v. UGI/AmeriGas, Inc. et al. Plaintiffs Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia (Civil Action No. 98-C-298), in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, allegedly resulting from the defendants’ failure to install underground propane lines at depths required by applicable safety standards. In

2003, AmeriGas Propane, L.P. settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane in August 2001 as additional potential class members, and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas Propane, L.P. filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane, seeking indemnification for conduct undertaken by Columbia Propane prior to AmeriGas Propane, L.P’s acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys’ fees. The defendants believe they have good defenses to the claims of the class members and intend to vigorously defend against the remaining claims in this lawsuit.
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
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. We do not believe Antargaz is in violation of France’s competition laws.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of fiscal year 2007.
EXECUTIVE OFFICERS
Information regarding our executive officers is included in Part III of this Report and is incorporated in Part I by reference.
PART II:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock is traded on the New York and Philadelphia Stock Exchanges under the symbol “UGI.” The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2007 Fiscal Year	High	Low

4th Quarter	$28.30	$22.75
3rd Quarter	29.63	25.77
2nd Quarter	27.94	24.10
1st Quarter	29.00	24.26

2006 Fiscal Year	High	Low

4th Quarter	$25.73	$23.74
3rd Quarter	24.75	20.93
2nd Quarter	22.85	20.60
1st Quarter	28.64	20.21

Dividends
Quarterly dividends on our Common Stock were paid in the 2007 and 2006 fiscal years as follows:

2007 Fiscal Year	Amount

4th Quarter	$0.18500
3rd Quarter	0.17625
2nd Quarter	0.17625
1st Quarter	0.17625

2006 Fiscal Year	Amount

4th Quarter	$0.17625
3rd Quarter	0.16875
2nd Quarter	0.16875
1st Quarter	0.16875
Record Holders
On November 23, 2007, UGI had 8,500 holders of record of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended
	September 30,
	2007	2006	2005	2004	2003
	(Millions of dollars, except per share amounts)
FOR THE PERIOD:
Income statement data:
Revenues	$5,476.9	$5,221.0	$4,888.7	$3,784.7	$3,026.1

Net income	$204.3	$176.2	$187.5	$111.6	$98.9

Earnings per common share:
Basic net income	$1.92	$1.67	$1.81	$1.18	$1.17

Diluted net income	$1.89	$1.65	$1.77	$1.15	$1.14

Cash dividends declared per common share	$0.723	$0.690	$0.650	$0.598	$0.565

AT PERIOD END:
Balance sheet data:
Total assets	$5,502.7	$5,080.5	$4,571.5	$4,242.6	$2,795.2

Capitalization:
Debt:
Bank loans — UGI Utilities	$190.0	$216.0	$81.2	$60.9	$40.7
Bank loans — other	8.9	9.4	16.2	17.2	15.9
Long-term debt (including current maturities):
AmeriGas Propane	933.1	933.7	913.5	901.4	927.3
Antargaz	544.9	483.5	431.1	474.5	—
UGI Utilities	512.0	512.0	237.0	217.2	217.3
Other	63.5	67.7	62.9	76.9	78.9

Total debt	2,252.4	2,222.3	1,741.9	1,748.1	1,280.1

Minority interests, principally in AmeriGas Partners	192.2	139.5	206.3	178.4	134.6
UGI Utilities preferred shares subject to mandatory redemption	—	—	—	20.0	20.0
Common stockholders’ equity	1,321.9	1,099.6	997.6	834.1	498.7

Total capitalization	$3,766.5	$3,461.4	$2,945.8	$2,780.6	$1,933.4

Ratio of capitalization:
Total debt	59.8%	64.2%	59.1%	62.9%	66.2%
Minority interests, principally in AmeriGas Partners	5.1%	4.0%	7.0%	6.4%	7.0%
UGI Utilities preferred shares subject to mandatory redemption	—	—	—	0.7%	1.0%
Common stockholders’ equity	35.1%	31.8%	33.9%	30.0%	25.8%

	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
UGI Corporation (“UGI”) is a holding company that, through subsidiaries and joint-venture affiliates, distributes and markets energy products and related services. We are a domestic and international distributor of propane and butane which are liquefied petroleum gases (“LPG”); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity through our ownership interests in electric generation facilities; a regional marketer of energy commodities; and a regional provider of heating, air conditioning, refrigeration and electrical services.
We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. and AmeriGas Eagle Propane, L.P. At September 30, 2007, UGI, through its wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”), held an approximate 44% effective interest in AmeriGas Partners. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.”
Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France; (2) conducts LPG distribution businesses and participates in an LPG joint-venture business in central and eastern Europe (collectively, “Flaga”); and (3) participates in an LPG joint-venture business in the Nantong region of China. Our LPG distribution business in France is conducted through Antargaz, an operating subsidiary of AGZ Holding (“AGZ”), and its operating subsidiaries (collectively, “Antargaz”). We refer to our foreign operations collectively as “International Propane.”
Our natural gas and electric distribution utility businesses are conducted through UGI Utilities, Inc. and its subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). The term “UGI Utilities” is used herein as an abbreviated reference to UGI Utilities, Inc., or UGI Utilities, Inc. and its subsidiaries collectively, including UGIPNG. UGI Utilities owns and operates (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Gas and PNG Gas are collectively referred to herein as “Gas Utility.” On August 24, 2006, UGI Utilities, Inc., through UGIPNG, acquired the natural gas utility business of PG Energy, an operating division of Southern Union Company (the “PG Energy Acquisition”). The acquired natural gas distribution business now comprises PNG Gas. Gas Utility and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”).
Through other subsidiaries, Enterprises also conducts an energy marketing business primarily in the Eastern United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary UGI Development Company (“UGID”) owns and operates a 48-megawatt coal-fired electric generation station located in northeastern Pennsylvania and owns an approximate 6% interest in a 1,711-megawatt coal-fired electric generation station located in western Pennsylvania. In addition, Energy Services’ wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, “Asset Management”), owns a propane storage terminal located in Chesapeake, Virginia. Energy Services also owns and operates a natural gas liquefaction, storage and vaporization facility, and propane storage and propane-air mixing assets. Through other Enterprises’ and UGI Utilities’ subsidiaries, we own and operate heating, ventilation, air-conditioning, refrigeration and electrical contracting services businesses in the Middle Atlantic states (“HVAC/R”).
This financial review should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements including the reportable segment information included in Note 16.

Executive Overview
Our financial results over the three fiscal years ended September 30, 2007 reflect the benefits of our commitment to grow through acquisitions as well as our continued focus on executing our strategies in our business units. Our financial results for the year ended September 30, 2007 (“fiscal 2007”) reflect the full-year effects of two significant transactions completed during fiscal 2006. Those two transactions include the August 2006 $567 million acquisition of PG Energy and the February 2006 formation of our joint venture, Zentraleuropa LPG Holding GmbH (“ZLH”), to distribute LPG in Eastern Europe. Fiscal 2007 financial results reflect better financial performance from our domestic businesses, including the full-year results of PNG Gas, greater income contributions from AmeriGas Propane and Energy Services, and higher net income from Electric Utility. Even though fiscal 2007 weather in our domestic service territories was colder than fiscal 2006, it remained warmer than normal. Despite the improved operating performance from our domestic businesses in fiscal 2007, the effects of record-setting warm temperatures in our European International Propane service territories resulted in significantly lower International Propane results. Similar to our domestic operations, heating-season temperatures in our International Propane service territories have a significant influence on operating performance. In our European LPG markets, the combination of the significantly warmer than normal weather and historically high and volatile commodity prices resulted in lower customer consumption and increased competitive pressures from other LPG distributors and alternative fuels.
Although weather in our domestic service territories was generally colder than in the prior year, the warmer than normal weather reduced our expected heating-related sales volumes and the full earnings benefits from the PG Energy Acquisition. However, the negative sales impact from the warmer than normal weather was offset by the effect on net income of the Partnership’s July 2007 sale of its Arizona LPG storage facility, higher average AmeriGas Propane unit margins and higher unit margins from Energy Services’ natural gas marketing business. Energy Services’ improved performance in fiscal 2007 also reflects greater income from storage management and peaking supply services, and more profitable utilization of energy commodity storage assets. Electric Utility’s fiscal 2007 results were higher, notwithstanding greater per-unit purchased power costs, due in large part to the implementation of higher Provider of Last Resort (“POLR”) rates effective January 1, 2007. Although total interest expense was higher in fiscal 2007 primarily due to acquisition-related debt associated with the PG Energy Acquisition, our total interest expense benefited from the full-year effects of AmeriGas Partners’ and to a lesser extent, Antargaz’ debt refinancings, completed during the first half of fiscal 2006. Our fiscal 2007 effective income tax rate was higher than in fiscal 2006 principally because fiscal 2006’s effective tax rate reflected management’s lower estimate of taxes to be paid associated with planned repatriation of foreign earnings.
As in prior years, fiscal 2008 financial results will be significantly influenced by heating-season temperatures in our domestic and international service territories, the effects of commodity prices on customer consumption of our products and competition in the markets we serve. In order to continue our strategy of growing our businesses in markets in which we have core competencies, we expect to continue to pursue growth through acquisitions, extend our presence in the markets we serve with new and innovative products and services, and control our operating costs throughout the organization.
Results of Operations
The following analyses compare the Company’s results of operations for (1) fiscal 2007 with fiscal 2006 and (2) fiscal 2006 with the year ended September 30, 2005 (“fiscal 2005”).
Fiscal 2007 Compared with Fiscal 2006
Consolidated Results

					Variance- Favorable
	2007		2006		(Unfavorable)
		% of Total		% of Total
	Net	Net	Net	Net	Net	%
(Millions of dollars)	Income	Income	Income	Income	Income	Change
AmeriGas Propane	$53.2	26.0%	$25.1	14.2%	$28.1	112.0%
International Propane	44.9	22.0%	67.1	38.1%	(22.2)	(33.1)%
Gas Utility	59.0	28.9%	38.1	21.6%	20.9	54.9%
Electric Utility	13.7	6.7%	10.5	6.0%	3.2	30.5%
Energy Services	34.5	16.9%	31.3	17.8%	3.2	10.2%
Corporate & Other	(1.0)	(0.5)%	4.1	2.3%	(5.1)	N.M.

	$204.3	100.0%	$176.2	100.0%	$28.1	15.9%

N.M. — Variance is not meaningful.

Highlights — Fiscal 2007 versus Fiscal 2006
•	The full-year benefit of the PG Energy Acquisition completed in August 2006 increased fiscal 2007 net income from our Gas Utility.

•	AmeriGas Propane operating income benefited from a $46.1 million gain on the sale of its Arizona LPG storage facility adding $12.5 to UGI net income.

•	Our European International Propane operations experienced record-setting warm temperatures which reduced volumes and margin and increased competitive pressures in the markets they serve.

•	Greater average unit margins and sales volumes from AmeriGas Propane and Energy Services increased domestic operations’ results in fiscal 2007.

•	New POLR rates effective January 2007 increased earnings from our Electric Utility.

•
Our effective income tax rate in fiscal 2007 was higher than in fiscal 2006 as the fiscal 2006 effective tax rate reflected management’s lower estimate of taxes to be paid associated with planned repatriation of foreign earnings.

•
Absence of losses recorded in fiscal 2006 associated with debt extinguishments were offset by the absence of the gain recorded in fiscal 2006 from the sale of our investment in Hunlock Creek Energy Ventures.

AmeriGas Propane	2007	2006	Increase
(Millions of dollars)
Revenues	$2,277.4	$2,119.3	$158.1	7.5%
Total margin (a)	$840.2	$775.5	$64.7	8.3%
Partnership EBITDA (b)	$338.7	$237.9	$100.8	42.4%
Operating income	$265.8	$184.1	$81.7	44.4%
Retail gallons sold (millions)	1,006.7	975.2	31.5	3.2%
Degree days — % warmer than normal (c)	6.5%	10.2%	—	—
(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane reportable segment (see Note 16 to Consolidated Financial Statements).

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Temperatures in the Partnership’s service territories based upon heating degree days during fiscal 2007 were 6.5% warmer than normal compared with temperatures that were 10.2% warmer than normal during fiscal 2006. Retail propane volumes sold increased approximately 3.2% reflecting greater demand attributable to the colder weather and the effects of higher sales in our AmeriGas Cylinder Exchange program.
Retail propane revenues increased $142.5 million reflecting a $83.8 million increase due to higher average selling prices and $58.7 million due to the higher volumes sold. Wholesale propane revenues decreased slightly reflecting a $2.6 million decrease due to lower volumes sold largely offset by a $2.5 million increase due to higher average selling prices. In fiscal 2007, our average retail propane product cost per retail gallon sold was approximately 4% higher than in fiscal 2006 resulting in higher year-over-year prices to our customers. Total cost of sales increased to $1,437.2 million in fiscal 2007 from $1,343.8 million in fiscal 2006 primarily reflecting the increase in propane product costs and the increased volumes sold. Total margin increased $64.7 million principally due to the higher volumes, higher average retail propane margins per gallon and increased fee income in response to increases in operating and administrative expenses.

Partnership EBITDA during fiscal 2007 increased $100.8 million as a result of the previously mentioned increase in total margin, a $46.1 million gain from the sale of the Partnership’s storage facility in Arizona, and the absence of a $17.1 million loss on early extinguishments of debt recorded in fiscal 2006 partially offset by a $27.2 million increase in operating and administrative expenses. The $17.1 million loss on early extinguishments of debt incurred during fiscal 2006 was associated with the refinancings of AmeriGas Propane, L.P.’s (“AmeriGas OLP’s”) Series A and Series C First Mortgage Notes totaling $228.8 million, and AmeriGas Partners’ 10% Senior Notes totaling $59.6 million, with $350 million of 7.125% AmeriGas Partners’ Senior Notes due 2016. The Partnership also used a portion of the proceeds from the issuance of the 7.125% Senior Notes to repay AmeriGas OLP’s $35 million term loan. The increase in fiscal 2007 operating and administrative expenses principally resulted from higher (1) employee compensation and benefits, (2) vehicle costs and (3) maintenance and repair expenses. Both fiscal 2007 and 2006 benefited from favorable expense reductions related to general insurance primarily reflecting improved claims experience.
Operating income increased $81.7 million mainly reflecting the previously mentioned $64.7 million increase in Partnership margin and the $46.1 million gain from the sale of the Partnership’s storage facility in Arizona partially offset by the increase in operating and administrative expenses and depreciation expense.

International Propane	2007	2006	Decrease
(Millions of dollars)
Revenues	$800.4	$945.5	$(145.1)	(15.3)%
Total margin (a)	$411.8	$428.3	$(16.5)	(3.9)%
Operating income	$94.5	$119.3	$(24.8)	(20.8)%
Income before income taxes	$64.1	$93.9	$(29.8)	(31.7)%

(Millions of euros)
Revenues	€602.4	€776.5	€(174.1)	(22.4)%
Total margin (a)	€309.8	€350.5	€(40.7)	(11.6)%
Operating income	€73.3	€99.9	€(26.6)	(26.6)%
Income before income taxes	€51.4	€79.8	€(28.4)	(35.6)%

Antargaz retail gallons sold (millions)	269.1	315.2	(46.1)	(14.6)%
Degree days — % warmer than normal — Antargaz (b)	21.1%	3.6%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at 34 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 21% warmer than normal in fiscal 2007 compared to temperatures that were approximately 3.6% warmer than normal in fiscal 2006. Flaga experienced similar record-setting warm weather across its service territories during fiscal 2007. Antargaz’ retail LPG volumes sold decreased to 269.1 million gallons in fiscal 2007 from 315.2 million gallons in fiscal 2006. The decrease in Antargaz retail volumes sold occurred across all of Antargaz’ customer classes and was in large part the result of significantly warmer weather and, to a lesser extent, customer conservation and increased competitive pressures from other LPG marketers and alternate fuels. Flaga’s volumes declined largely reflecting the absence of volumes from its previously consolidated Czech Republic and Slovakia businesses which were contributed to ZLH in February 2006. Flaga’s 50% ownership interest in ZLH has been accounted for under the equity method since its formation in February 2006. International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. During fiscal 2007, the monthly average currency translation rate was $1.34 per euro compared to a rate of $1.23 per euro during fiscal 2006.
International Propane euro-based revenues decreased €174.1 million during fiscal 2007 primarily reflecting (1) a decline of approximately €90.8 million principally due to Antargaz’ lower retail volumes sold at slightly lower average prices, (2) approximately €46.7 million in lower revenues from Antargaz’ low-margin wholesale sales, (3) the absence of revenues from Flaga’s Czech Republic and Slovakia businesses subsequent to the formation of ZLH in February 2006 and lower revenues from Flaga’s wholly owned Austrian business, and (4) lower ancillary sales and services. International Propane’s total cost of sales decreased to €388.6 million in fiscal 2007 from €517.2 million in fiscal 2006 largely reflecting the effects of the lower retail volumes sold, LPG product costs that were lower than in fiscal 2006 and the decline in low-margin wholesale sales. Although LPG product costs were lower in fiscal 2007 than in fiscal 2006, they were volatile and remained at historically high levels.

Total margin decreased €40.7 million or 11.6% in fiscal 2007 largely reflecting (1) the lower retail volumes sold partially offset by higher average margins per retail gallon and (2) lower margin from ancillary sales and services. In U.S. dollars, total margin declined a less dramatic 3.9% reflecting the effects of the stronger euro versus the U.S. dollar during fiscal 2007.
International Propane operating income declined €26.6 million in fiscal 2007 principally reflecting the lower total margin partially offset by a €10.7 million decrease in operating and administrative expenses. The decrease in operating and administrative expenses is largely the result of decreases in Antargaz’ employee compensation and benefits expenses and vehicle costs and decreases in Flaga’s expenses due in large part to the absence of expenses from the businesses contributed to ZLH in February 2006 and thus subsequently reflected on the equity method.
The decrease in International Propane income before income taxes principally reflects the previously described decrease in operating income as slightly lower base-currency interest expense and the absence of a loss on extinguishment of debt recorded in fiscal 2006 were largely offset by changes in minority interest. The decrease in interest expense is attributable to interest savings as a result of our refinancings which are discussed further in Financial Condition and Liquidity. The changes in minority interest reflect the minority interest holder’s share of costs associated with the shut-down of one of Antargaz’ majority-owned filling centers in fiscal 2006.

Gas Utility	2007	2006	Increase
(Millions of dollars)
Revenues	$1,044.9	$724.0	$320.9	44.3%
Total margin (a)	$303.4	$201.1	$102.3	50.9%
Operating income	$136.6	$84.2	$52.4	62.2%
Income before income taxes	$96.7	$62.4	$34.3	55.0%
System throughput — billions of cubic feet (“bcf”)	131.8	82.6	49.2	59.6%
Degree days — % warmer than normal (b)	4.7%	8.7%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.
Temperatures in Gas Utility’s service territory based upon heating degree days were 4.7% warmer than normal in fiscal 2007 compared with temperatures that were 8.7% warmer than normal in fiscal 2006. Total distribution system throughput increased 49.2 bcf reflecting a 43.4 bcf increase from the full-year results of PNG Gas and greater UGI Gas distribution system throughput. The greater UGI Gas distribution system throughput primarily reflects (1) greater interruptible delivery service throughput and (2) increased sales to firm- residential, commercial and industrial (“retail core-market”) customers as a result of the colder fiscal 2007 weather and year-over-year growth in the number of UGI Gas customers.
Gas Utility revenues increased $320.9 million during fiscal 2007 principally reflecting $308.9 million of incremental revenues attributable to the full year results of PNG Gas and a $37.5 million increase in UGI Gas revenues from greater low-margin off-system sales. These increases were partially offset by a $30.7 million decrease in revenues from UGI Gas’ retail core-market customers as a result of lower average PGC rates. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amount included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $741.5 million in fiscal 2007 compared to $522.9 million in fiscal 2006 largely reflecting the effects of the full-year results of PNG Gas and greater cost of gas associated with the higher UGI Gas off-system sales partially offset by the effects of the previously mentioned lower average UGI Gas PGC rates.

Gas Utility total margin in fiscal 2007 increased $102.3 million primarily reflecting $93.0 million of incremental margin from the full-year results of PNG Gas and a $9.3 million increase in UGI Gas’ total margin. The increase in UGI Gas’ total margin in fiscal 2007 principally reflects greater margin from retail core-market customers on higher volumes and higher average interruptible delivery service unit margins reflecting higher natural gas versus oil price spreads.
Gas Utility operating income increased to $136.6 million in fiscal 2007 from $84.2 million in fiscal 2006 principally reflecting the previously mentioned increase in total margin and slightly higher other income partially offset by a $39.5 million increase in operating and administrative expenses and $14.1 million higher depreciation and amortization expense. The increase in total operating and administrative expenses and depreciation and amortization expense principally reflects the full-year results of PNG Gas.
The increase in Gas Utility income before income taxes reflects the higher operating income partially offset by an increase of $18.1 million in interest expense. The increase in interest expense is principally due to higher long- and short-term debt outstanding, primarily as a result of the PG Energy Acquisition, and higher short-term interest rates.

Electric Utility	2007	2006	Increase
(Millions of dollars)
Revenues	$121.9	$98.0	$23.9	24.4%
Total margin (a)	$47.3	$41.7	$5.6	13.4%
Operating income	$26.0	$20.7	$5.3	25.6%
Income before income taxes	$23.6	$18.2	$5.4	29.7%
Distribution sales — millions of kilowatt hours (“gwh”)	1,010.6	1,005.0	5.6	0.6%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. gross receipts taxes of $6.8 million and $5.3 million in fiscal 2007 and fiscal 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Consolidated Statements of Income.

Electric Utility’s fiscal 2007 kilowatt-hour sales were approximately equal to those of fiscal 2006. Electric Utility revenues increased $23.9 million in fiscal 2007 largely reflecting the effects of higher POLR rates. In accordance with the terms of our June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2007. This increase raised the average cost to residential customers by approximately 35% over costs in effect during calendar year 2006. Electric Utility’s cost of sales increased to $67.8 million in fiscal 2007 from $51.0 million in fiscal 2006 principally reflecting higher per unit purchased power costs.
Electric Utility total margin increased $5.6 million during fiscal 2007 principally reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs.
The increase in fiscal 2007 Electric Utility operating income and income before income taxes principally reflects the increase in total margin partially offset by slightly higher operating and administrative expenses.

			Increase
Energy Services	2007	2006	(Decrease)
(Millions of dollars)
Revenues	$1,336.1	$1,414.3	$(78.2)	(5.5)%
Total margin (a)	$100.9	$86.1	$14.8	17.2%
Operating income	$57.4	$53.1	$4.3	8.1%
Income before income taxes	$57.4	$53.1	$4.3	8.1%

(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding the effects of a 4% increase in natural gas volumes sold and higher electric generation kilowatt-hour sales, Energy Services revenues decreased to $1,336.1 million in fiscal 2007 from $1,414.3 million in fiscal 2006 principally reflecting the revenue effects of lower natural gas prices.
Total margin increased to $100.9 million in fiscal 2007 from $86.1 million in fiscal 2006. The increase in total margin is primarily attributable to higher natural gas unit margins, the previously mentioned increase in natural gas volumes sold, and improved results from storage management and peaking supply services.

The increase in Energy Services operating income and income before income taxes principally reflects the increase in total margin largely offset by the absence of a $9.1 million pre-tax gain on the sale of Energy Ventures recorded in fiscal 2006 and increased operating and administrative expenses due in part to the full-year consolidation of the Hunlock Creek Electric Generation station acquired as a result of the sale of Energy Ventures in March 2006 and greater compensation and benefits costs.
Interest Expense and Income Taxes. Consolidated interest expense increased to $139.6 million in fiscal 2007 from $123.6 million in fiscal 2006 principally due to higher interest expense associated with the PG Energy Acquisition debt partially offset by the full-year benefits of AmeriGas Partners debt refinancing in fiscal 2006. Our effective income tax rate in fiscal 2007 was higher than in fiscal 2006 as the fiscal 2006 effective tax rate reflected management’s lower estimate of taxes to be paid associated with planned repatriation of foreign earnings.
Fiscal 2006 Compared with Fiscal 2005
Consolidated Results

					Variance - Favorable
	2006		2005		(Unfavorable)
		% of Total		% of Total
	Net	Net	Net	Net	Net	%
(Millions of dollars)	Income	Income	Income	Income	Income	Change
AmeriGas Propane	$25.1	14.2%	$17.6	9.4%	$7.5	42.6%
International Propane	67.1	38.1%	99.4	53.0%	(32.3)	(32.5)%
Gas Utility	38.1	21.6%	39.3	21.0%	(1.2)	(3.1)%
Electric Utility	10.5	6.0%	11.5	6.1%	(1.0)	(8.7)%
Energy Services	31.3	17.8%	21.7	11.6%	9.6	44.2%
Corporate & Other	4.1	2.3%	(2.0)	(1.1)%	6.1	N.M.

	$176.2	100.0%	$187.5	100.0%	$(11.3)	(6.0)%

N.M. — Variance is not meaningful.
Highlights — Fiscal 2006 versus Fiscal 2005
•
A decline in International Propane results as Antargaz experienced more normal unit margins in fiscal 2006 from unusually high unit margins in fiscal 2005. Fiscal 2005 Antargaz results also benefited from the reversal of certain non-income tax reserves.

•	Results in fiscal 2006 reflect warmer heating-season weather in our AmeriGas Propane and Gas Utility service territories and the effects of price-induced customer conservation.

•	Energy Services’ fiscal 2006 results benefited from greater unit margins, greater services income and a gain from the sale of its joint-venture interest in Hunlock Creek Energy Ventures.

•
UGI Utilities completed the acquisition of PG Energy on August 24, 2006 and International Propane expanded its presence in central and eastern Europe through its 50% interest in Zentraleuropa LPG Holding GmbH (“ZLH”).

•	The Company recorded lower losses in fiscal 2006 from early extinguishments of debt.

•
Our effective income tax rate in fiscal 2006 was lower than in fiscal 2005 as the fiscal 2006 effective tax rate reflected management’s lower estimate of taxes to be paid associated with planned repatriation of foreign earnings.

			Increase
AmeriGas Propane	2006	2005	(Decrease)
(Millions of dollars)
Revenues	$2,119.3	$1,963.3	$156.0	7.9%
Total margin (a)	$775.5	$743.3	$32.2	4.3%
Partnership EBITDA (b)	$237.9	$215.9	$22.0	10.2%
Operating income	$184.1	$168.1	$16.0	9.5%
Retail gallons sold (millions)	975.2	1,034.9	(59.7)	(5.8)%
Degree days — % warmer than normal (c)	10.2%	6.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane reportable segment (see Note 16 to Consolidated Financial Statements).

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.
Temperatures in AmeriGas Propane’s service territories based upon heating degree days during fiscal 2006 were 10.2% warmer than normal compared with temperatures that were 6.9% warmer than normal during fiscal 2005. Retail propane volumes sold decreased approximately 5.8% principally due to the warmer winter weather and the negative effects of customer conservation driven by continued high propane selling prices.
Retail propane revenues increased $136.8 million reflecting a $233.8 million increase due to higher average selling prices partially offset by a $97.0 million decrease due to the lower retail volumes sold. Wholesale propane revenues decreased $2.8 million reflecting a $27.4 million decrease due to lower volumes sold largely offset by a $24.6 million increase due to higher average selling prices. In fiscal 2006, our average retail propane product cost per retail gallon sold was approximately 18% higher than in fiscal 2005 resulting in higher year-over-year prices to our customers. The average wholesale cost per gallon of propane during fiscal 2006 at Mont Belvieu, one of the major supply points in the United States, was approximately 21% greater than the average cost per gallon during fiscal 2005. Total cost of sales increased to $1,343.8 million in fiscal 2006 from $1,220.0 million in fiscal 2005 primarily reflecting the increase in propane product costs partially offset by the decreased volumes sold. Total margin increased $32.2 million principally due to higher average propane margins per gallon and higher fees in response to increases in operating and administrative expenses.
Partnership EBITDA during fiscal 2006 increased $22.0 million compared to fiscal 2005 as a result of the previously mentioned increase in total margin and a $16.5 million decrease in losses from early extinguishments of debt ($17.1 million of such losses in fiscal 2006 compared to $33.6 million in fiscal 2005). These favorable year-over-year changes were partially offset by a $17.1 million increase in operating and administrative expenses and a $9.5 million decrease in other income. Other income in fiscal 2005 benefited from a $9.1 million pre-tax gain on the sale of AmeriGas Propane’s 50% ownership interest in Atlantic Energy, Inc. to Energy Services. The increase in operating and administrative expenses in fiscal 2006 principally resulted from higher (1) vehicle fuel and lease costs, (2) employee compensation and benefits costs and (3) maintenance and repairs expenses. These operating expense increases were partially offset by a $7.2 million favorable net expense reduction related to general insurance and litigation claims, primarily reflecting improved claims history. During fiscal 2006, the Partnership recovered significant increases in certain costs, such as vehicle fuel, through delivery surcharges.
Operating income increased $16.0 million reflecting the previously mentioned increase in total margin and a $1.2 million decrease in depreciation expense largely offset by the aforementioned $17.1 million increase in operating and administrative expenses and decrease in other income.

			Increase
International Propane	2006	2005	(Decrease)
(Millions of dollars)
Revenues	$945.5	$943.9	$1.6	0.2%
Total margin (a)	$428.3	$499.8	$(71.5)	(14.3)%
Operating income	$119.3	$193.8	$(74.5)	(38.4)%
Income before income taxes	$93.9	$159.0	$(65.1)	(40.9)%

(Millions of euros)
Revenues	€776.5	€731.9	€44.6	6.1%
Total margin (a)	€350.5	€387.8	€(37.3)	(9.6)%
Operating income	€99.9	€148.2	€(48.3)	(32.6)%
Income before income taxes	€79.8	€121.5	€(41.7)	(34.3)%

Antargaz retail gallons sold (millions)	315.2	338.4	(23.2)	(6.9)%
Degree days — % warmer than normal — Antargaz (b)	3.6%	3.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at 34 locations in our French service territory.
Temperatures in International Propane’s service territories based upon heating degree days during fiscal 2006 were generally comparable to the prior year. The monthly average currency translation rate was $1.23 per euro during fiscal 2006 compared to $1.27 per euro during fiscal 2005. Antargaz’ retail LPG volumes sold decreased to 315.2 million gallons in fiscal 2006 from 338.4 million gallons in fiscal 2005 due in large part to the late onset of winter weather in December, lower agricultural volumes sold and the effects of customer conservation on volumes sold.
International Propane revenues increased slightly as approximately $12 million of increased revenues from Antargaz were largely offset by a decline in Flaga’s revenues. The increase in Antargaz’ revenues reflects higher retail LPG selling prices largely offset by the effects of the stronger dollar versus the euro. The decrease in Flaga’s revenues largely reflects the effects of Flaga’s Czech Republic and Slovakia businesses being contributed to ZLH in February of 2006 and subsequently being reflected on the equity method. International Propane’s total cost of sales increased to $517.2 million in fiscal 2006 from $444.1 million in fiscal 2005 reflecting higher LPG product costs on lower retail volumes sold partially offset by the beneficial effects of the stronger dollar compared to the euro.
Total International Propane margin declined $71.5 million in fiscal 2006 compared to fiscal 2005 primarily (1) reflecting both the decline in Antargaz’ volumes and its unusually high LPG unit margins in fiscal 2005 and (2) due to the stronger dollar versus the euro. Antargaz’ total base currency margin declined €33.0 million reflecting the lower volumes sold and lower unit margins.
The decrease in International Propane operating income principally reflects the decline in total margin, the absence of $18.8 million of income from the reversal of certain of Antargaz’ non-income tax related reserves recorded in fiscal 2005 (see discussion in “Antargaz Tax Matters”) partially offset by a decrease of $19.0 million in operating and administrative expenses. The decrease in operating and administrative expenses reflects the beneficial effects of the stronger dollar and lower euro-based operating and administrative expenses at Antargaz and Flaga. The decline in Flaga’s operating and administrative expenses largely reflects the absence of operating expenses subsequent to the contribution of certain of its businesses to ZLH in February 2006.
The decrease in International Propane income before income taxes reflects the decrease in operating income and a $1.4 million loss on early extinguishment of debt, partially offset by approximately $6.7 million of lower interest expense and changes in minority interest. The decrease in interest expense is attributable to interest savings resulting from Antargaz’ debt refinancings which are discussed further in Financial Condition and Liquidity. The changes in minority interest reflect the minority interest holder’s share of costs associated with the shut-down of one of Antargaz’ majority owned filling centers.

			Increase
Gas Utility	2006	2005	(Decrease)
(Millions of dollars)
Revenues	$724.0	$585.1	$138.9	23.7%
Total margin (a)	$201.1	$195.0	$6.1	3.1%
Operating income	$84.2	$81.6	$2.6	3.2%
Income before income taxes	$62.4	$65.0	$(2.6)	(4.0)%
System throughput - billions of cubic feet (“bcf”)	82.6	84.7	(2.1)	(2.5)%
Degree days — % warmer than normal (b)	8.7%	2.0%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.
Temperatures in Gas Utility’s service territory based upon heating degree days were 8.7% warmer than normal in fiscal 2006 compared with temperatures that were 2.0% warmer than normal in fiscal 2005. Total distribution system throughput declined 2.1 bcf in fiscal 2006 despite 2.7 bcf of throughput contributed by PNG Gas’ operations during the period from August 24, 2006 through September 30, 2006. Notwithstanding year-over-year growth in the number of UGI Gas’ retail core-market customers, its fiscal 2006 system throughput was approximately 6% lower than in fiscal 2005 primarily due to a reduction in retail core-market customer usage largely resulting from warmer weather and customer conservation in response to the pass-through of higher natural gas costs.
The increase in Gas Utility revenues during fiscal 2006 is principally the result of an $86.6 million increase in UGI Gas’ retail core-market revenues reflecting higher average PGC rates; $43.0 million of higher revenues from UGI Gas’ low-margin off-system sales; and, to a much lesser extent, revenues from PNG Gas subsequent to the PG Energy Acquisition. Gas Utility’s cost of gas was $522.9 million in fiscal 2006 compared to $390.1 million in fiscal 2005 largely reflecting the effects of the higher PGC rates, the higher low-margin off-system sales and, to a much lesser extent, cost of gas associated with PNG Gas’ operations subsequent to the PG Energy Acquisition.
The $6.1 million increase in Gas Utility total margin in fiscal 2006 principally reflects greater margin generated from higher average interruptible delivery service unit margins and margin from PNG Gas partially offset by lower retail core-market margin. The increase in average interruptible delivery service unit margins reflects an increase in the spread between delivered prices for natural gas and alternative fuels, principally oil. The lower gross margin from retail core-market customers largely reflects the previously mentioned lower average usage per customer.
Gas Utility operating income increased $2.6 million in fiscal 2006 as the $6.1 million increase in total margin was partially offset by a $2.6 million increase in depreciation and amortization expense, including depreciation expense associated with PNG Gas, and slightly higher operating and administrative expenses. Fiscal 2006 operating and administrative expenses were slightly higher than in fiscal 2005 reflecting operating and administrative expenses from PNG Gas and higher uncollectible accounts and customer assistance expense partially offset by lower distribution system expenses resulting in large part from the mild heating-season weather and lower stock-based compensation expense.
The decrease in Gas Utility income before income taxes in fiscal 2006 reflects the increase in operating income which was more than offset by higher interest expense. The higher interest expense resulted from higher average short-term debt outstanding, higher short-term interest rates and interest on long-term debt associated with the PG Energy Acquisition

			Increase
Electric Utility	2006	2005	(Decrease)
(Millions of dollars)
Revenues	$98.0	$96.1	$1.9	2.0%
Total margin (a)	$41.7	$43.1	$(1.4)	(3.2)%
Operating income	$20.7	$21.6	$(0.9)	(4.2)%
Income before income taxes	$18.2	$19.9	$(1.7)	(8.5)%
Distribution sales — millions of kilowatt hours (“gwh”)	1,005.0	1,021.8	(16.8)	(1.6)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. gross receipts taxes of $5.3 million and $5.2 million in fiscal 2006 and fiscal 2005, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Consolidated Statements of Income.

Electric Utility’s fiscal 2006 kilowatt-hour sales decreased 1.6% principally reflecting the effects of warmer heating-season weather. Electric Utility revenues increased 2.0% principally reflecting the effects of a 3.0% increase in its POLR electric generation rates effective January 1, 2006 partially offset by the lower kilowatt-hour sales. Electric Utility’s cost of sales increased to $51.0 million in fiscal 2006 from $47.8 million in fiscal 2005 as a result of higher per-unit purchased power costs partially offset by the lower kilowatt-hour sales. Electric Utility total margin in fiscal 2006 decreased $1.4 million principally as a result of the lower kilowatt-hour sales and the increase in per-unit purchased power costs.
Electric Utility operating income decreased $0.9 million reflecting the decrease in total margin and slightly higher depreciation and amortization expense slightly offset by lower operating and administrative expenses. The decrease in Electric Utility income before income taxes in fiscal 2006 reflects the decrease in operating income and higher interest expense resulting from higher average short-term debt outstanding and higher short-term interest rates.

Energy Services	2006	2005	Increase
(Millions of dollars)
Revenues	$1,414.3	$1,355.0	$59.3	4.4%
Total margin (a)	$86.1	$73.6	$12.5	17.0%
Operating income	$53.1	$37.5	$15.6	41.6%
Income before income taxes	$53.1	$37.5	$15.6	41.6%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services revenues increased to $1,414.3 million in fiscal 2006 from $1,355.0 million in fiscal 2005 despite an approximate 22% decline in natural gas volumes sold. Approximately $20 million of the total increase in revenues reflects a 5.5% increase in propane volumes sold combined with higher propane selling prices resulting from higher propane product costs. The decline in natural gas volumes sold largely reflects the effects of customer losses associated with, among other things, maintenance of our credit risk management policy in a high natural gas cost environment. The increase in propane volumes sold reflects, in part, the full-year ownership of its 20 million gallon propane storage terminal located in Chesapeake, Virginia. The propane terminal was purchased through two separate transactions with ConocoPhillips Company and AmeriGas Propane in November 2004.
Energy Services total margin increased $12.5 million resulting from higher natural gas margins, including winter storage and peaking services, and, to a lesser extent, higher margin from its propane storage terminal.
The increase in Energy Services operating income and income before income taxes principally reflects the previously mentioned increase in total margin and a $9.1 million gain on the March 2006 sale of its 50% ownership interest in Energy Ventures partially offset by higher operating and administrative expenses. The increased operating and administrative expenses were largely associated with electric generation. As part of the consideration for the sale of our 50% ownership interest, Energy Ventures transferred its 48-megawatt coal-fired electric generation station to UGID. As a result, UGID is no longer incurring cost of sales associated with purchasing a portion of its power needs from Energy Ventures, but is incurring operating and administrative expenses associated with the operation of the electric generation station.
Interest Expense and Income Taxes. Interest expense decreased to $123.6 million in fiscal 2006 from $130.2 million in fiscal 2005 principally due to $12.4 million lower interest expense largely associated with International Propane and AmeriGas Propane debt refinancings partially offset by higher interest expense associated with greater short-term borrowings at UGI Utilities. Our effective income tax rate in fiscal 2006 was lower than in fiscal 2005 as the fiscal 2006 effective tax rate reflected management’s lower estimate of taxes to be paid associated with planned repatriation of foreign earnings.
Financial Condition and Liquidity
Capitalization and Liquidity
Total cash, cash equivalents and short-term investments were $264.6 million at September 30, 2007 compared with $201.0 million (including $0.6 million of short-term investments included in other current assets) at September 30, 2006. Excluding cash, cash equivalents and short-term investments that reside at UGI’s operating subsidiaries, at September 30, 2007 and 2006, we had $47.4 million and $16.6 million, respectively, of cash, cash equivalents and short-term investments. The primary sources of UGI’s cash are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units.

AmeriGas Propane’s ability to pay dividends to UGI is dependent upon distributions it receives from AmeriGas Partners. At September 30, 2007, our 44% effective ownership interest in the Partnership consisted of approximately 24.7 million Common Units and its combined 2% general partner interests. Approximately 45 days after the end of each fiscal quarter, the Partnership distributes all of its Available Cash (as defined in the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, as amended, the “Partnership Agreement”) relating to such fiscal quarter. The ability of the Partnership to pay distributions depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the ability of the Partnership to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond our control including weather, competition in markets we serve, the cost of propane and changes in capital market conditions.
During fiscal 2007, 2006 and 2005, our principal business units paid dividends and made cash payments to UGI and its subsidiaries as follows:

Year Ended September 30,	2007	2006	2005
(Millions of dollars)
AmeriGas Propane	$53.8	$38.3	$45.4
UGI Utilities	40.0	37.6	38.5
International Propane	68.4	104.6	22.5
Energy Services	6.1	34.8	9.0

Total	$168.3	$215.3	$115.4

Dividends and other cash distributions are available to pay dividends on UGI Common Stock and for investment purposes. The higher dividend from AmeriGas Propane in fiscal 2007 reflects the benefit of a one-time $0.25 per limited partner unit increase in the Partnership’s August 2007 quarterly distribution and the associated increased General Partner distribution resulting from the July 2007 sale of the Partnership’s 3.5 million barrel LPG storage facility (See Note 2 to Consolidated Financial Statements). The higher dividend and cash payments from International Propane in fiscal 2006 largely reflect the effects of Antargaz’ significantly higher earnings in fiscal 2005 and its December 2005 refinancing. Energy Services dividends in fiscal 2006 included, in part, dividends of proceeds from the sale of Energy Ventures.
On April 24, 2007, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.185 per share or $0.74 per share on an annual basis, which was effective with the dividend payable on July 1, 2007 to shareholders of record on June 15, 2007. On April 23, 2007, AmeriGas Propane’s Board of Directors approved an increase in the quarterly distribution rate on AmeriGas Partners Common Units to $0.61 per Common Unit ($2.44 annually) from $0.58 per Common Unit ($2.32 annually) previously. The increase in AmeriGas Partners’ distribution was effective with the payment of its distribution for the quarter ended June 30, 2007.
AmeriGas Partners. The Partnership’s debt outstanding at September 30, 2007 totaled $933.1 million. There were no amounts outstanding under AmeriGas OLP’s Credit Agreement at September 30, 2007.
AmeriGas OLP’s Credit Agreement expires on October 15, 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas Partners Senior Notes indentures. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.0 million at September 30, 2007 and $58.9 million at September 30, 2006. Approximately the same amounts were outstanding under these letters of credit throughout each of the respective fiscal years. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the Revolving Credit Facility in fiscal 2007 were $1.6 million and $92.0 million, respectively. There were no significant borrowings outstanding under the Revolving Credit Facility during fiscal 2006.
AmeriGas Partners periodically issues equity securities and may continue to do so. Proceeds from the Partnership’s equity offerings have generally been used by the Partnership to reduce indebtedness and for general Partnership purposes, including funding acquisitions. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.

AmeriGas OLP must meet certain financial covenants in order to borrow under its Credit Agreement including, but not limited to, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a minimum EBITDA, as defined. AmeriGas OLP’s financial covenants calculated as of September 30, 2007 permitted it to borrow up to the maximum amount available under the Credit Agreement. For a more detailed discussion of the Partnership’s credit facilities, see Note 3 to Consolidated Financial Statements. Based upon existing cash balances, cash expected to be generated from operations and borrowings available under its Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during fiscal 2008.
International Propane. At September 30, 2007, Antargaz had total debt outstanding of €382.1 million ($544.9 million). There were no amounts borrowed under the revolving portion of the Senior Facilities Agreement during fiscal 2007.
In December 2005, AGZ executed a five-year floating-rate Senior Facilities Agreement that expires on March 31, 2011 and consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. AGZ executed interest rate swap agreements to fix the underlying euribor or libor rate of interest on the term loan at approximately 3.25% for the duration of the loan. The effective interest rate on Antargaz’ term loan at September 30, 2007 was 4.05%. The proceeds from the new term loan were used to repay its €175 million term loan, to fund the redemption of its €165 million High Yield Bonds and for general purposes.
The Senior Facilities term loan has been collateralized by substantially all of Antargaz’ shares in its subsidiaries and by substantially all of its accounts receivable. Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during fiscal 2008 principally with cash generated from operations.
The Senior Facilities Agreement restricts the ability of AGZ to, among other things, incur additional indebtedness and make investments. For a more detailed discussion of Antargaz’ debt, see Note 3 to Consolidated Financial Statements.
At September 30, 2007, Flaga had total debt outstanding of €48.3 million ($68.9 million). On July 26, 2006, Flaga entered into a euro-based term loan facility in the amount of €48 million and a working capital facility with a major European bank for up to €8 million both of which expire in September 2011. Borrowings under the working capital facility commitment totaled €6.3 million ($8.9 million) at September 30, 2007. Generally, principal payments on the term loan of €3 million are due semi-annually on March 31 and September 30 each year with final payments totaling €24.0 million due in 2011. In November 2006, Flaga effectively fixed the euribor component of its interest rate on a substantial portion of its term loan through September 2011 at 3.91% by entering into an interest rate swap agreement. The effective interest rate on Flaga’s term loan at September 30, 2007 was 4.43%. Debt issued under these agreements is guaranteed by UGI. Flaga’s joint venture, ZLH, has multi-currency working capital facilities that provide for borrowings up to a total of €16 million, half of which is guaranteed by UGI. For a more detailed discussion of Flaga’s debt, see Note 3 to Consolidated Financial Statements.
UGI Utilities. UGI Utilities’ debt outstanding totaled $702.0 million at September 30, 2007. Included in this amount is $190.0 million of bank loans outstanding. In June 2007, UGI Utilities refinanced $20 million of its maturing 7.17% Medium-Term Notes with proceeds from the issuance of $20 million of 6.17% Medium-Term Notes due June 2017.
UGI Utilities has a revolving credit agreement under which it may borrow up to a total of $350 million. This agreement expires in August 2011. At September 30, 2007, there was $190.0 million outstanding under the revolving credit agreement. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Short-term borrowings, including amounts outstanding under the revolving credit agreements, are classified as bank loans on the Consolidated Balance Sheets. UGI Utilities’ credit agreement requires it to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00. During fiscal 2007 and 2006, average daily bank loan borrowings were $163.7 million and $118.4 million, respectively, and peak bank loan borrowings totaled $259.0 million and $219.0 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January when the Company’s investment in working capital is generally greatest. The increase in average and peak bank loan borrowings during fiscal 2007 reflects, in large part, borrowings to fund increased working capital primarily resulting from borrowings related to the working capital of PNG Gas.
UGI Utilities has a shelf registration statement with the SEC under which it may issue up to an additional $55 million of Medium-Term Notes or other debt securities subject to the financial ratio covenant in its Revolving Credit Agreement.
Based upon cash expected to be generated from Gas Utility and Electric Utility operations, borrowings available under its revolving credit agreement and the availability of its Medium-Term Notes program, UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during fiscal 2008. For a more detailed discussion of UGI Utilities’ long-term debt and revolving credit facility, see Note 3 to Consolidated Financial Statements.

Energy Services. UGI Energy Services, Inc. (“ESI”) has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Prior to September 2006, ESI’s Receivables Facility was $150 million.
Under the Receivables Facility, ESI transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of ESI and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” ESI continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. At September 30, 2007, the outstanding balance of ESFC trade receivables was $65.7 million which is net of $16.0 million that was sold to the commercial paper conduit and removed from the balance sheet. During fiscal 2007 and 2006, peak borrowings totaled $76.0 million and $145.0 million, respectively. Based upon cash expected to be generated from operations and borrowings available under its Receivables Facility, management believes that Energy Services will be able to meet its anticipated contractual and projected cash commitments during fiscal 2008.
A major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities (“LC Facility”). At September 30, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2008.
Cash Flows
Operating Activities. Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities primarily use bank loans to satisfy their seasonal operating cash flow needs. Energy Services uses its Receivables Facility to satisfy its operating cash flow needs. Antargaz has historically been successful funding its operating cash flow needs without using its revolver. Changes in cash flow from operations from year to year can also be affected by changes in operating working capital especially during periods of volatile energy commodity prices.
Cash flow provided by operating activities was $456.2 million in fiscal 2007, $279.4 million in fiscal 2006 and $437.7 million in fiscal 2005. Cash flow from operating activities before changes in operating working capital was $518.4 million in fiscal 2007, $404.6 million in fiscal 2006 and $426.5 million in fiscal 2005. The increase in cash flow from operating activities in fiscal 2007 largely reflects greater cash flow from UGI Utilities, reflecting the full-year effects of PNG Gas and lower cash used for working capital purposes, and greater cash flow from AmeriGas Propane principally reflecting the cash flow effects of improved fiscal 2007 financial performance.
Investing Activities. Investing activity cash flow is principally affected by investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in short-term investments and proceeds from sales of assets. Net cash flow used in investing activities was $223.8 million in fiscal 2007, $707.5 million in fiscal 2006 and $196.3 million in fiscal 2005. The higher fiscal 2006 cash flow used by investing activities reflects in large part the $580 million paid at settlement for the PG Energy Acquisition. Cash flow for acquisitions in fiscal 2007, principally Partnership propane business acquisitions, totaled $78.8 million. During fiscal 2007, the Partnership received $49.0 million in cash proceeds from the sale of its Arizona storage facility and UGI Utilities received $23.7 million in settlement of its working capital adjustment associated with the PG Energy Acquisition. During fiscal 2007, 2006 and 2005, we spent $223.1 million, $191.7 million and $158.4 million, respectively, for property, plant and equipment. The higher fiscal 2007 expenditures include higher Gas Utility capital expenditures associated with PNG Gas and greater International Propane capital expenditures.

Financing Activities. Cash flow (used) provided by financing activities was $(178.5) million, $299.7 million and $(72.6) million in fiscal 2007, 2006 and 2005, respectively. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt, net bank loan borrowings, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units and proceeds from public offerings of AmeriGas Partners Common Units and UGI Common Stock.
Fiscal 2007 issuances of long-term debt include $20 million of UGI Utilities’ 6.17% Medium-Term Notes the proceeds of which were used to repay UGI Utilities maturing 7.17% Medium Term Notes. We also made scheduled repayments of €6 million of Flaga’s term loan during fiscal 2007. Long-term debt issuances in fiscal 2006 were affected by a number of significant financing transactions including the issuance of $275 million of UGI Utilities Senior Notes associated with the PG Energy Acquisition; a €380 million term loan entered into by Antargaz; and $350 million of Senior Notes issued by AmeriGas Partners. The proceeds from the Antargaz €380 million term loan were used to repay the then-existing €75 million Antargaz Senior Facilities term loan, redeem Antargaz €165 million High Yield Bonds and for general corporate purposes. The proceeds of the AmeriGas Partners Senior Notes were used to refinance AmeriGas OLP’s $160 million Series A and $68.8 million Series C First Mortgage Notes, including a make-whole premium, its $35 million term loan due October 1, 2006, and $59.6 million of the Partnership’s 10% Senior Notes.
Pension Plans
UGI Utilities sponsors two defined benefit pension plans (“Pension Plans”) for employees of UGI Utilities, UGIPNG, UGI, and certain of UGI’s other subsidiaries. The fair value of the Pension Plans’ assets totaled $290.1 million and $274.6 million at September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006, the Pension Plans’ projected benefit obligations (“PBOs”) exceeded the Pension Plans assets by $9.3 million and $31.7 million, respectively.
The Company believes it is in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations, and does not anticipate it will be required to make a contribution to the Pension Plans in fiscal 2008. Pension expense associated with our Pension Plans in fiscal 2007, 2006 and 2005 was not material. Pension expense associated with our Pension Plans in fiscal 2008 is not expected to be material.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”), became effective for us as of September 30, 2007 and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. In conjunction with our adoption of SFAS 158, we adjusted certain amounts on our September 30, 2007 Consolidated Balance Sheet relating to the Pension Plans, unfunded supplemental executive retirement plans, domestic other postretirement benefit plans and certain pension and other postretirement benefit plans of Antargaz. As a result of the adoption of SFAS 158, we recorded an after-tax charge to Common Stockholders’ Equity of $11.2 million. For a more detailed discussion of the adoption of SFAS 158, see Note 1 to Consolidated Financial Statements.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) by our business segments for fiscal 2007, 2006 and 2005. We also provide amounts we expect to spend in fiscal 2008. Increases in capital expenditures are in support of growth and new marketing initiatives. We expect to finance fiscal 2008 capital expenditures principally from cash generated by operations and borrowings under our credit facilities.

Year Ended September 30,	2008	2007	2006	2005
(Millions of dollars)	(estimate)
AmeriGas Propane	$69.8	$73.8	$70.7	$62.6
International Propane	74.2	64.3	55.5	42.0
Gas Utility	60.6	66.2	49.2	38.8
Electric Utility	5.8	7.2	9.0	7.5
Energy Services	13.6	10.7	7.0	6.2
Other	2.6	0.9	0.3	1.3

Total	$226.6	$223.1	$191.7	$158.4

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond fiscal 2007. Such obligations include scheduled repayments of long-term debt, interest on long-term fixed-rate debt, operating lease payments, unconditional purchase obligations for pipeline capacity, pipeline transportation and natural gas storage services and commitments to purchase natural gas, LPG and electricity. The following table presents contractual cash obligations under agreements existing as of September 30, 2007.

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
(Millions of dollars)	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt	$2,052.6	$14.2	$184.5	$616.4	$1,237.5
Interest on long-term fixed rate debt	1,020.1	129.7	237.1	176.5	476.8
Operating leases	256.9	57.9	86.1	57.1	55.8
AmeriGas Propane supply contracts	25.8	25.8	—	—	—
International Propane supply contracts	121.8	61.7	60.1	—	—
Energy Services supply contracts	509.9	462.6	47.3	—	—
Gas Utility and Electric Utility supply, storage and transportation contracts	1,019.5	478.9	293.5	125.5	121.6

Total	$5,006.6	$1,230.8	$908.6	$975.5	$1,891.7

Related Party Transactions
During fiscal 2007, 2006 and 2005, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are expected to have a material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Utility Regulatory Matters
As a result of Pennsylvania’s Natural Gas Choice and Competition Act (the “Gas Competition Act”), since July 1, 1999, all natural gas consumers in Pennsylvania, including residential and smaller commercial and industrial customers (“core-market customers”), have been able to purchase gas supplies from entities other than natural gas distribution companies (“NGDCs”). Under the Gas Competition Act, NGDCs, like UGI Gas and PNG Gas, continue to serve as the supplier of last resort for all core-market customers, and such sales of gas, as well as the distribution service provided by NGDCs, continue to be subject to rate regulation by the PUC. As of September 30, 2007, fewer than 2% of Gas Utility’s core-market customers purchase their gas from alternate suppliers.
In an order entered on November 30, 2006, the PUC approved a settlement of a PNG Gas base rate proceeding. The settlement authorized PNG Gas to increase its base rates $12.5 million annually, or approximately 4%, effective December 2, 2006.
As a result of the Electricity Generation Customer Choice and Competition Act (the “Electric Competition Act”) that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. As of September 30, 2007, none of Electric Utility’s customers have chosen an alternative electricity generation supplier. Electric Utility remains the provider of last resort, or default service provider, for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC approved settlements, the latest of which became effective June 23, 2006 (collectively, the “POLR Settlement”).
Electric Utility’s POLR service rules provide for annual shopping periods during which customers may elect to remain on POLR service or choose an alternate supplier. Customers who do not select an alternate supplier are obligated to remain on POLR service until the next shopping period. Residential customers who return to POLR service must remain on POLR service until the date of the second open shopping period after returning. Commercial and industrial customers who return to POLR service must remain on POLR service until the next open shopping period and may, in certain circumstances, be subject to generation rate surcharges.

In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased 4.5% on January 1, 2005 and 3% on January 1, 2006. Electric Utility also increased its POLR rates effective January 1, 2007, which increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar 2006.
Effective January 1, 2008, total average residential rates will increase approximately 5.5%. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR service contracts with certain of its customers. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.
We account for the operations of Gas Utility and Electric Utility in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). SFAS 71 requires us to record the effects of rate regulation in the financial statements. SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and income will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings. We believe that SFAS 71 continues to apply to our regulated operations and that the recovery of our regulatory assets is probable.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, prudently incurred remediation costs associated with such sites. In accordance with the terms of the PNG Gas base rate case order which became effective on December 2, 2006, site-specific environmental investigation and remediation costs associated with PNG Gas incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 1, 2006 are expensed as incurred.
As a result of the acquisition of PG Energy by UGI Utilities’ wholly-owned subsidiary, UGIPNG, UGIPNG became party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calender year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the effective date.
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
Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP.

South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities is defending the suit.
City of Bangor, Maine v. Citizens Communications Co. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 million to clean up the river. Citizens’ third party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a Settlement agreement pursuant to which Citizens agreed to pay $7.6 million in exchange for a release of its liabilities. UGI Utilities is evaluating what effect, if any, the settlement agreement would have on claims against it. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. ConEd claims the cost of remediation for the three sites would be approximately $14 million. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case has now been remanded back to the trial court. UGI Utilities is defending the suit.
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

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23 million. UGI Utilities is defending the suit.
Antargaz Tax Matters
French tax authorities levy various taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as “business tax.” The amount of business tax charged annually is generally dependent upon the value of the entity’s tangible fixed assets. Prior to the Antargaz Acquisition, Antargaz filed suit against French tax authorities in connection with the assessment of business tax related to the tax treatment of certain of its owned tanks at customer locations. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments that would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. Antargaz has recorded liabilities for business taxes related to various classes of equipment. On February 4, 2005, Antargaz received a letter concerning the business tax that was issued by the French government to the French Committee of Butane and Propane (“CFBP”), a butane/propane industry group that eliminated the requirement for Antargaz to pay business tax associated with tanks at certain customer locations. In addition, during fiscal 2005, resolution was reached relating to business taxes relating to a prior year. Our fiscal 2005 Consolidated Statement of Income includes a pre-tax gain of $18.8 million and a net after-tax gain of $14.2 million associated with the resolution of certain business tax matters related principally to prior years. Further changes in the French government’s interpretation of the tax laws or in the tax laws themselves could have either an adverse or a favorable effect on our results of operations.
Market Risk Disclosures
Our primary market risk exposures are (1) market prices for LPG, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. International Propane and the Partnership may not, however, always be able to pass on product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its anticipated U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz may also enter into other contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Currently, Flaga’s hedging activities are not material to the Company’s financial position or results of operations. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility may enter into natural gas futures and option contracts to reduce volatility in the cost of gas it purchases for retail core-market customers. At September 30, 2007 and 2006, Gas Utility had $6.6 million and $2.7 million, respectively, of restricted cash associated with natural gas futures accounts with brokers.

Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. As previously mentioned and in accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 31, 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. From time to time, Electric Utility enters into electric price swap agreements to reduce the volatility in the cost of a portion of its anticipated electricity requirements. At September 30, 2007, Electric Utility had an electric price swap agreement associated with purchases of a portion of electricity anticipated to occur through December 2007.
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At September 30, 2007 and 2006, Energy Services had $6.2 million and $11.5 million, respectively, of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement, UGI Utilities’ revolving credit agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. As previously mentioned, Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of interest rate swaps. At September 30, 2007 and 2006, combined borrowings outstanding under agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled $199.0 million and $287.0 million, respectively. Excluding the fixed portions of Antargaz’ and Flaga’s variable-rate debt, and based upon weighted average borrowings outstanding under variable-rate agreements during fiscal 2007 and fiscal 2006, an increase in short-term interest rates of 100 basis points (1%) would have increased our fiscal 2007 interest expense by $1.8 million and $2.1 million, respectively.
The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $88.4 million and $97.5 million at September 30, 2007 and 2006, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $98.1 million and $109.1 million at September 30, 2007 and 2006, respectively.
Long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, we may enter into interest rate protection agreements.
Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investment in foreign subsidiaries (“net investment hedges”). Realized gains or losses associated with net investments in foreign operations remain in other comprehensive income until such foreign operations are liquidated. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $56.1 million, which amount would be reflected in other comprehensive income.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at September 30, 2007 and 2006. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices or the fair value of comparable contracts at September 30, 2007 and 2006, respectively. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the market price of electricity; (4) the three-month LIBOR and the three- and six-month Euribor and; (5) the value of the euro versus the U.S. dollar. Gas Utility’s exchange traded natural gas call option and futures contracts are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism.

		Change in
	Fair Value	Fair Value
(Millions of dollars)
September 30, 2007:
Propane commodity price risk	$18.3	$(18.5)
Natural gas commodity price risk	(1.4)	(8.6)
Electricity commodity price risk	0.8	(0.3)
Interest rate risk	21.3	(12.6)
Foreign currency exchange rate risk	(14.7)	(27.1)

September 30, 2006:
Propane commodity price risk	$(26.4)	$(21.2)
Natural gas commodity price risk	(6.0)	(10.4)
Electricity commodity price risk	5.2	(1.3)
Interest rate risk	14.4	(12.9)
Foreign currency exchange rate risk	2.4	(13.8)
Because the Company’s derivative instruments generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the selection and application of accounting principles appropriate to the relevant facts and circumstances of the Company’s operations and the use of estimates made by management. The Company has identified the following critical accounting policies and estimates that are most important to the portrayal of the Company’s financial condition and results of operations. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee.
Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of our businesses. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and UGIPNG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with accounting principles generally accepted in the United States of America, the Company establishes reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.

Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PUC. In accordance with SFAS 71, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2007, our regulatory assets totaled $103.8 million. See Note 1 to the Consolidated Financial Statements.
Depreciation and Amortization of Long-lived Assets. We compute depreciation on UGI Utilities’ property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property and on our other property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2007, our net property, plant and equipment totaled $2,397.4 million and we recorded depreciation expense of $150.6 million during fiscal 2007. As of September 30, 2007, our net intangible assets totaled $173.1 million and we recorded intangible amortization expense of $16.9 million during fiscal 2007.
Purchase Price Allocation. From time to time, the Company enters into material business combinations. In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and we may involve an independent third party to perform an appraisal. Estimating fair values can be a complex and judgmental area and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
Impairment of Goodwill. Certain of the Company’s business units have goodwill resulting from purchase business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, management must determine the reporting unit’s fair value using quoted market prices or, in the absence of quoted market prices, valuation techniques which use discounted estimates of future cash flows to be generated by the reporting unit. These cash flow estimates involve management judgments based on a broad range of information and historical results. To the extent estimated cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill which would adversely impact our results of operations. As of September 30, 2007, our goodwill totaled $1,498.8 million.
Pension Plan Assumptions. The costs of providing benefits under our Pension Plans is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the Pension Plans are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or bond market returns could have a material impact on future pension costs. We believe the two most critical assumptions are the expected rate of return on plan assets and the discount rate. A decrease in the expected rate of return on plan assets of 50 basis points to a rate of 8.0% would result in an increase in pre-tax pension expense of approximately $1.8 million in fiscal 2008. A decrease in the discount rate of 50 basis points to a rate of 5.9% would result in an increase in pre-tax pension expense of approximately $1.7 million in fiscal 2008.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of such and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2007, our net deferred tax liabilities totaled $515.8 million.

Recently Issued Accounting Pronouncements
Below is a listing of recently issued accounting pronouncements by the Financial Accounting Standards Board. See Note 1 to the Consolidated Financial Statements for additional discussion of these pronouncements.

Title of Guidance	Month of Issue	Effective Date

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”	February 2007	fiscal 2009

SFAS No. 157, “Fair Value Measures”	September 2006	fiscal 2009

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”	June 2006	fiscal 2008
Forward-Looking Statements
Information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) the impact of pending and future legal proceedings; (5) competitive pressures from the same and alternative energy sources; (6) failure to acquire new customers thereby reducing or limiting any increase in revenues; (7) liability for environmental claims; (8) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (9) adverse labor relations; (10) large customer, counter-party or supplier defaults; (11) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and LPG; (12) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency exchange rate fluctuations, particularly the euro; (13) reduced access to capital markets and interest rate fluctuations; (14) reduced distributions from subsidiaries; and (15) the timing and success of the Company’s efforts to develop new business opportunities.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
“Quantitative and Qualitative Disclosures About Market Risk” are contained in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Market Risk Disclosures” and are incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Annual Report on Internal Control Over Financial Reporting and the financial statements and financial statement schedules referred to in the Index contained on page F-2 of this Report are incorporated herein by reference.
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

(b)	For “Management’s Annual Report on Internal Control Over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).

(c)
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.
PART III:
ITEMS 10 THROUGH 14.
In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the Securities and Exchange Commission by January 28, 2008.

Captions of Proxy Statement
	Information	Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance	Election of Directors – Nominees; Corporate Governance; Communications with the Board; Board Committees and Meeting Attendance; Securities Ownership of Management – Section 16(a) – Beneficial Ownership Reporting Compliance; Report of the Audit Committee of the Board of Directors

The Code of Ethics for the Chief Executive Officer and Senior Financial Officers of UGI Corporation is available without charge on the Company’s website, www.ugicorp.com or by writing to Robert W. Krick, Vice President and Treasurer, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482.

Item 11.	Executive Compensation	Compensation of Directors; Report of the Compensation and Management Development Committeee of the Board of Directors; Compensation Discussion and Analysis; Compensation of Executive Officers; Compensation Committee Interlocks and Insider Participation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Securities Ownership of Certain Beneficial Owners; Securities Ownership of Management

Item 13.	Certain Relationships and Related Transactions, and Director Independence	Election of Directors – Board Committees and Meeting Attendance; Policy for Approval of Related Person Transactions

Item 14.	Principal Accountant Fees and Services	The Independent Registered Public Accountants

Equity Compensation Table
    The following table sets forth information as of the end of our 2007 fiscal year with respect to compensation plans under which our equity securities are authorized for issuance.

				Number of securities
	Number of securities to be	Weighted average		remaining available for future
	issued upon exercise of	exercise price of		issuance under equity
	outstanding options,	outstanding options,		compensation plans
	warrants and rights	warrants and rights		(excluding securities reflected
Plan category	(a)	(b)		in column (a)) (c)

Equity compensation plans approved by security holders (1)	6,031,504	$20.11
	879,000	$0		8,399,397

Equity compensation plans not approved by security holders (2)	326,575	$11.59		0

Total	7,237,079	$19.651	(3)	8,399,397

(1)
Column (a) represents 6,031,504 stock options under the 1997 Stock Option and Dividend Equivalent Plan, the 2000 Directors’ Stock Option Plan, the 2000 Stock Incentive Plan and the 2004 Omnibus Equity Compensation Plan, as amended, and 879,000 phantom share units under the 2004 Omnibus Equity Compensation Plan, as amended.

(2)
Column (a) represents 326,575 stock options under the 1992 and 2002 Non-Qualified Stock Option Plans. Under the 1992 and 2002 Non-Qualified Stock Option Plans, the option exercise price is not less than 100% of the fair market value of the Company’s common stock on the date of grant. Generally, options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are non-transferable and generally exercisable only while the holder is employed by the Company or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalization, stock splits, mergers and other similar corporate transactions affecting the Company’s common stock.

(3)	Weighted-average exercise price of outstanding options; excludes phantom share units.

The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position

Lon R. Greenberg	57	Chairman and Chief Executive Officer

John L. Walsh	52	President and Chief Operating Officer

Eugene V.N. Bissell	54	President and Chief Executive Officer, AmeriGas Propane, Inc.

Michael J. Cuzzolina	62	Vice President — Accounting and Financial Control and Chief Risk Officer

Bradley C. Hall	54	Vice President — New Business Development

Robert H. Knauss	54	Vice President and General Counsel and Assistant Secretary

Peter Kelly	50	Vice President — Finance and Chief Financial Officer

David W. Trego	49	President and Chief Executive Officer, UGI Utilities, Inc.

François Varagne	52	Chairman of the Board and Chief Executive Officer of Antargaz
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
Michael J. Cuzzolina
Mr. Cuzzolina was elected Vice President — Accounting and Financial Control and Chief Risk Officer of the Company in July 2003. He served as President and Chief Operating Officer of Flaga GmbH from 1999 to 2004. Mr. Cuzzolina joined the Company in 1974 and previously served as Vice President – Accounting and Financial Control (1984 to 1999).
Bradley C. Hall
Mr. Hall is Vice President — New Business Development (since October 1994). He also serves as President of UGI Enterprises, Inc. (since 1994). He joined the Company in 1982 and held various positions in UGI Utilities, Inc., including Vice President — Marketing and Rates.
Robert H. Knauss
Mr. Knauss was elected Vice President and General Counsel and Assistant Secretary on September 30, 2003. He previously served as Vice President – Law and Associate General Counsel of AmeriGas Propane, Inc. (1996 to 2003), and Group Counsel – Propane of UGI (1989 to 1996). He joined the Company in 1985. Previously, Mr. Knauss was an associate at the firm of Ballard, Spahr, Andrews & Ingersoll in Philadelphia.
Peter Kelly
Mr. Kelly is Vice President – Finance and Chief Financial Officer (since September 2007). He previously served as Executive Vice President and Chief Financial Officer of Agere Systems, Inc., a global manufacturer of semiconductors, a position in which he served from 2005 to 2007. Mr. Kelly served as Executive Vice President-Global Operations for Agere Systems, Inc. (2001-2005). Mr. Kelly currently serves on the board of directors and audit committee of Plexus Corp., an electronics manufacturing services company.

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
PART IV:
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report:
(1) Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
I – Condensed Financial Information of Registrant (Parent Company)
II – Valuation and Qualifying Accounts for the years ended September 30, 2007, 2006 and 2005

We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)	List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005	UGI	Form 10-Q (6/30/05)	3.1

3.2	Bylaws of UGI as amended through September 28, 2004	UGI	Form 8-K (9/28/04)	3.2

4	Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.1	[Intentionally Omitted]

4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended	UGI	Form 8-B/A (4/17/96)	3.	(4)

4.3	UGI’s (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.4	Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 8-K (12/1/04)	3.1

4.4 (a)	Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. effective October 15, 2007	AmeriGas Partners, L.P.	Form 8-K (10/15/07)	3.1

4.5	Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.6	Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.7	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994	Utilities	Registration Statement No. 33-77514 (4/8/94)	4	(c)

4.8	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2

4.9	Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	4	(i)

4.10	Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4	(i)

4.11	Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)

4.12	Officer’s Certificate establishing Medium-Term Notes Series	Utilities	Form 8-K (8/26/94)	4(iv)

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

4.13	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)

4.14	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2

10.1	Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	UGI	Form 10-K (9/30/95)	10.5

10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Directors Stock Unit Grant Letter dated as of January 2006	UGI	Form 8-K (12/6/05)	10.2

10.3**	UGI Corporation 2004 Omnibus Equity Compensation Plan Directors Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.3

10.4**	UGI Corporation 2004 Omnibus Equity Compensation Plan Utilities Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.4

10.5**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter	UGI	Form 8-K (12/6/05)	10.9

10.6**	UGI Corporation Directors Deferred Compensation Plan Amended and Restated as of January 1, 2000	UGI	Form 10-K (9/30/00)	10.6

10.7**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.7

*10.8**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.9**	UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.6

10.10**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.10

10.11**	AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, as amended December 6, 2004	AmeriGas Partners, L.P.	Form 10-K (9/30/04)	10.4

10.11(a)**	Description of AmeriGas Propane, Inc. Executive Employee Severance Pay Plan, amended July 24, 2006	AmeriGas Partners, L.P.	Form 10-Q (6/30/06)	10.1

10.12**	UGI Corporation Senior Executive Employee Severance Pay Plan as amended December 7, 2004	UGI	Form 10-K (9/30/04)	10.12

10.12(a)**	Description of UGI Corporation Senior Executive Employee Severance Pay Plan, as amended July 25, 2006	UGI	Form 10-Q (6/30/06)	10.1

10.13**	UGI Corporation 2000 Directors’ Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.13

10.14**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.15**	Letter Agreement dated May 15, 2002 regarding severance arrangement for Mr. Varagne	UGI	Form 10-K (9/30/05)	10.15

*10.16**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated on July 31, 2007

10.17**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.	UGI	Form 8-K (3/27/07)	10.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.17(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended December 7, 2004 – Terms and Conditions as amended December 6, 2005	UGI	Form 8-K (12/6/05)	10.10

10.18	Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Co- Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.19	Credit Agreement, dated as of August 11, 2006, among UGI Utilities, Inc., as borrower, and Citibank, N.A., as agent, Wachovia Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Mellon Bank, N.A., PNC Bank, National Association, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (8/11/06)	10.1

10.20**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Messrs. Bissell, Katz and Knauss	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.21**	Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Mr. Sheridan	AmeriGas Partners, L.P.	Form 8-K (8/15/05)	10.1

10.22**	Summary of Director Compensation as of October 1, 2006	UGI	Form 10-K (9/30/06)	10.22

10.23	[Intentionally Omitted]

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.24	Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.25	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

10.26	[Intentionally Omitted]

10.27	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.28	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.29	Stock Purchase Agreement dated May 27, 1989, as amended and restated July 31, 1989, between Texas Eastern Corporation and QFB Partners	Petrolane Incorporated/ AmeriGas Partners, L.P.	Registration Statement No. 33-69450	10.16	(a)

10.30**	Description of oral employment at-will arrangements for Messrs. Greenberg, Varagne and Walsh	UGI	Form 10-K (9/30/05)	10.30

10.31**	Description of oral employment at-will arrangement for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-K (9/30/05)	10.30

10.32**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended July 30, 2007	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.25

10.33**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.34**	UGI Utilities, Inc. Executive Annual Bonus Plan effective as of October 1, 2006	Utilities	Form 10-K (9/30/07)	10.5

10.35**	Form of Change in Control Agreement for Messrs. Greenberg, Kelly and Walsh	UGI	Form 8-K (12/6/05)	10.1

10.36**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.4

10.36(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Utilities Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.5

10.37**	Form of Change in Control Agreement for Mr. Bissell	AmeriGas Partners, L.P.	Form 8-K (12/5/05)	10.1

10.38**	2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.38

10.39**	1992 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.39

10.40**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees	AmeriGas Partners, L.P.	Form 10-K (9/30/02)	10.2

10.41	Service Agreement for comprehensive delivery service (Rate CDS) dated February 23, 1999 between UGI Utilities, Inc. and Texas Eastern Transmission Corporation	UGI	Form 10-K (9/30/00)	10.41

10.42	Purchase Agreement dated January 30, 2001 and Amended and Restated on August 7, 2001 by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., CP Holdings, Inc., AmeriGas Propane, L.P., AmeriGas Partners, L.P., and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.43**	UGI Corporation 2004 Omnibus Equity Compensation Plan, Sub-Plan for French Employees Stock Option Grant Letter dated as of 2004	UGI	Form 10-K (9/30/04)	10.43

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.44	Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

10.45	Capital Contribution Agreement dated as of August 21, 2001 by and between Columbia Propane, L.P. and AmeriGas Propane, L.P. acknowledged and agreed to by CP Holdings, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/21/01)	10.2

10.46	Promissory Note by National Propane L.P., a Delaware limited partnership in favor of Columbia Propane Corporation dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.39

10.47	Loan Agreement dated July 19, 1999, between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.40

10.48	First Amendment dated August 21, 2001 to Loan Agreement dated July 19, 1999 between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.41

10.49	Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

10.50	Keep Well Agreement by and between AmeriGas Propane, L.P. and Columbia Propane Corporation dated August 21, 2001	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.46

10.51**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended December 15, 2003 (“AmeriGas 2000 Plan”).	AmeriGas Partners, L.P.	Form 10-Q (6/30/04)	10.2

10.51(a)**	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.20

10.52	Storage Transportation Service Agreement (Rate Schedule SST) between Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.25

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.53	Gas Service Delivery and Supply Agreement between Utilities and UGI Energy Services, Inc. dated August 1, 2004	Utilities	Form 10-K (9/30/04)	10.32

10.54	No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.27

10.55	No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.28

10.56	Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.29

10.57	Amendment No. 1 dated November 1, 2004, to the Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	Utilities	Form 10-K (9/30/04)	10.26

10.58	Firm Transportation Service Agreement (Rate Schedule FT) between Utilities and Transcontinental Gas Pipe Line dated October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.31

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.58(a)	Amendment dated March 20, 2007 to the Firm Transportation Service Agreement (Rate Schedule FT) dated October 1, 1996 between UGI Utilities and Transcontinental Gas Pipe Line Corporation, as modified pursuant to various orders of the Federal Energy Regulatory Commission.	Utilities	Form 8-K (3/20/07)	10.1

10.59	Amendment No. 1 dated November 1, 2004, to the No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.30

10.60	Amendment No. 1 dated November 1, 2004, to the Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.33

10.61	Firm Transportation Service Agreement (Rate Schedule FTS) between Utilities and Columbia Gas Transmission dated November 1, 2004	Utilities	Form 10-K (9/30/04)	10.34

10.62	Purchase and Sale Agreement by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer, dated as of January 26, 2006 (See Exhibit No. 10.64)	UGI	Form 8-K (1/26/06)	10.1

10.63	Employee Agreement by and between Southern Union Company and UGI Corporation dated as of January 26, 2006 (See Exhibit No. 10.64)	UGI	Form 8-K (1/26/06)	10.2

10.64	First Amendment Agreement, dated August 24, 2006, by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer	Utilities	Form 8-K (8/24/06)	10.2

10.65	Tax Consolidation Agreement, dated June 18, 2004, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (6/30/04)	10.8

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.65(a)	Amendment No. 1 dated as of June 24, 2004, to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (12/31/05)	10.5

10.65(b)	Amendment No. 2 dated as of December 7, 2005 to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (12/31/05)	10.6

10.66**	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees effective December 6, 2005	UGI	Form 10-K (9/30/06)	10.66

10.66(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.66	(a)

10.67	Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, as Borrower and Guarantor, Antargaz, as Borrower and Guarantor, Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent and the Financial Institutions named therein	UGI	Form 10-Q (12/31/05)	10.1

10.68	Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated December 7, 2005, by and among AGZ Holding, as Pledgor, Calyon, as Security Agent, and the Lenders	UGI	Form 10-Q (12/31/05)	10.2

10.69	Pledge of Financial Instruments Account relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated December 7, 2005, by and among Antargaz, as Pledgor, Calyon, as Security Agent, and the Revolving Lenders	UGI	Form 10-Q (12/31/05)	10.3

10.70	Letter of Undertakings dated December 7, 2005, by UGI Bordeaux Holding to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement)	UGI	Form 10-Q (12/31/05)	10.4

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.71	Seller’s Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding	UGI	Form 10-Q (3/31/04)	10.5

10.72	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among AGZ Holding, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.7

10.73	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among Antargaz, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.8

10.74	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the Multi-Currency Working Capital Facility dated July 26, 2006 between Zentraleuropa LPG Holding GmbH (“ZLH”) and RZB	UGI	Form 10-Q (6/30/06)	10.5

10.75	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and RZB, as Beneficiary, relating to the Working Capital Facility dated July 26, 2006 between Flaga GmbH and RZB	UGI	Form 10-Q (6/30/06)	10.6

10.76	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and RZB, as Beneficiary, relating to the Term Loan Agreement dated July 26, 2006 between Flaga GmbH and RZB	UGI	Form 10-Q (6/30/06)	10.7

10.77	Term Loan Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.8

10.78	Working Capital Facility Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.9

10.79	Multi-Currency Working Capital Facility Agreement, dated July 26, 2006, between ZLH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.10

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.80	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Penn Natural Gas, Inc., as Assignee	Utilities	Form 8-K (8/24/06)	10.1

10.81	[Intentionally Omitted]

10.82	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Utilities, Inc., as Assignee with respect to the Southern Union Company Pension	Utilities	Form 8-K (8/24/06)	10.3

10.83	Service Agreement (Rate FSS) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.4

10.84	Service Agreement (Rate SST) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.5

10.85	Firm Transportation Service Agreement (Rate FT) dated February 1, 1992 between Transcontinental Gas Pipe Line Corporation and PG Energy (as successor to Pennsylvania Gas and Water Company)	Utilities	Form 8-K (8/24/06)	10.6

10.86	Firm Transportation Service Agreement (Rate FT) dated July 10, 1997 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.7

10.87	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8

10.88**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan effective February 1, 2007	AmeriGas Partners, L.P.	Form 10-Q (3/31/07)	10.1

10.89**	Description of oral employment at-will arrangement with Peter Kelly, Vice President – Finance and CFO	UGI	Form 8-K (6/21/07)	10.1

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*10.90	Extension of Guarantee Agreement dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the extension of the Working Capital Facility Agreement dated July 26, 2006, between RZB and Flaga GmbH

10.91	Multi-Currency Facility Offer dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and Raiffeisen Zentralbank Österreich Akteingesellschaft	UGI	Form 10-Q (6/30/07)	10.1

10.92	Guarantee Agreement, dated May 21, 2007, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft, as Beneficiary, relating to the Multi-Currency Working Capital Facility dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and RZB	UGI	Form 10-Q (6/30/07)	10.2

14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

*21	Subsidiaries of the Registrant

*23	Consent of PricewaterhouseCoopers LLP

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI CORPORATION
Date: November 29, 2007	By:	/s/ Peter Kelly
Peter Kelly
Vice President - Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 27, 2007, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John L. Walsh John L. Walsh	President and Chief Operating Officer (Principal Operating Officer) and Director

/s/ Peter Kelly Peter Kelly	Vice President — Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Michael J. Cuzzolina Michael J. Cuzzolina	Vice President – Accounting and Financial Control and Chief Risk Officer (Principal Accounting Officer)

/s/ Stephen D. Ban Stephen D. Ban	Director

/s/ Richard C. Gozon Richard C. Gozon	Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 27, 2007, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Ernest E. Jones Ernest E. Jones	Director

/s/ Anne Pol Anne Pol	Director

/s/ Marvin O. Schlanger Marvin O. Schlanger	Director

/s/ James W. Stratton James W. Stratton	Director

/s/ Roger B. Vincent Roger B. Vincent	Director

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2007

UGI CORPORATION
Annual Report on Form 10-K/A
An Annual report on Form 10-K/A for the UGI Utilities, Inc., AmeriGas Propane, Inc. and UGI HVAC Enterprises, Inc. savings plans will be filed by amendment within the time period specified by Rule 15d-21(b).
We have omitted all other financial statement schedules because the required information is either (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

Report of Management
Financial Statements
The Company’s consolidated financial statements and other financial information contained in this Annual Report are prepared by management, which is responsible for their fairness, integrity and objectivity. The consolidated financial statements and related information were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best judgments and estimates.
The Audit Committee of the Board of Directors is composed of three members, none of whom is an employee of the Company. This Committee is responsible for overseeing the financial reporting process and the adequacy of internal control and for monitoring the independence and performance of the Company’s independent registered public accounting firm and internal auditors. The Committee is also responsible for maintaining direct channels of communication among the Board of Directors, management, and both the independent registered public accounting firm and internal auditors.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, is engaged to perform audits of our consolidated financial statements. These audits are performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent registered public accounting firm was given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees of the Board. The Company believes that all representations made to the independent registered public accounting firm during their audits were valid and appropriate.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
Internal control over financial reporting refers to the process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that, among other things, provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded to permit the preparation of reliable financial information. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changing conditions, or the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2007, based on the COSO Framework. In our 2006 Management’s Report on Internal Control over Financial Reporting, we excluded the PG Energy business from our assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by a wholly owned subsidiary of the Company in a purchase business combination on August 24, 2006. The PG Energy business total assets represented approximately 13% of total consolidated assets and its total revenues represented less than 1% of total consolidated revenues as of and for the year ended September 30, 2006. Such exclusion is permitted based upon guidance of the U.S. Securities and Exchange Commission.
Lon R. Greenberg
Chief Executive Officer
Peter Kelly
Chief Financial Officer
Michael J. Cuzzolina
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UGI Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of UGI Corporation and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Company’s internal control based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans as of September 30, 2007 and, as discussed in Notes 1 and 8, the Company changed the manner in which it accounts for equity-based compensation as of October 1, 2005.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In the 2006 Management’s Report on Internal Control over Financial Reporting, management excluded the PG Energy business from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by a wholly owned subsidiary of the Company in a purchase business combination on August 24, 2006. We had also excluded the PG Energy business from our audit of internal control over financial reporting as of September 30, 2006. The PG Energy business total assets represented approximately 13% of total consolidated assets and its total revenues represented less than 1% of total consolidated revenues as of and for the year ended September 30, 2006.
/s/ PricewaterhouseCoopers LLP

November 29, 2007
Philadelphia, Pennsylvania

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$251.8	$186.2
Restricted cash	12.8	14.2
Accounts receivable (less allowances for doubtful accounts of $37.7 and $38.0, respectively)	459.8	387.2
Accrued utility revenues	17.9	16.6
Inventories	359.5	340.4
Deferred income taxes	9.6	55.9
Income taxes recoverable	7.8	11.0
Utility regulatory assets	14.8	—
Derivative financial instruments	20.3	5.8
Prepaid expenses and other current assets	19.3	23.3

Total current assets	1,173.6	1,040.6

Property, Plant and Equipment
AmeriGas Propane	1,321.6	1,211.8
International Propane	724.5	588.0
UGI Utilities	1,620.0	1,553.9
Other	118.5	107.6

	3,784.6	3,461.3
Accumulated depreciation and amortization	(1,387.2)	(1,246.6)

Net property, plant, and equipment	2,397.4	2,214.7

Other Assets
Goodwill	1,498.8	1,418.2
Intangible assets (less accumulated amortization of $84.2 and $62.8, respectively)	173.1	163.3
Utility regulatory assets	89.0	72.9
Investment in equity investees	63.9	58.2
Other assets	106.9	112.6

Total assets	$5,502.7	$5,080.5

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$14.7	$31.9
UGI Utilities bank loans	190.0	216.0
Other bank loans	8.9	9.4
Accounts payable	420.8	373.0
Employee compensation and benefits accrued	79.4	75.4
Dividends and interest accrued	38.5	31.1
Deposits and advances	157.2	145.0
Derivative financial instruments	14.3	27.6
Deferred income taxes	19.0	—
Other current liabilities	114.7	117.2

Total current liabilities	1,057.5	1,026.6

Debt and Other Liabilities
Long-term debt	2,038.8	1,965.0
Deferred income taxes	506.4	491.5
Deferred investment tax credits	6.4	6.8
Other noncurrent liabilities	379.5	351.5

Total liabilities	3,988.6	3,841.4

Commitments and contingencies (note 10)

Minority interests, principally in AmeriGas Partners	192.2	139.5

Common Stockholders’ Equity
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,152,994 shares)	831.6	807.5
Retained earnings	497.5	370.0
Accumulated other comprehensive income (loss)	57.7	(3.8)

	1,386.8	1,173.7
Treasury stock, at cost	(64.9)	(74.1)

Total common stockholders’ equity	1,321.9	1,099.6

Total liabilities and stockholders’ equity	$5,502.7	$5,080.5

UGI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Revenues
AmeriGas Propane	$2,277.4	$2,119.3	$1,963.3
International Propane	800.4	945.5	943.9
UGI Utilities	1,166.8	822.0	681.2
Energy Services and other	1,232.3	1,334.2	1,300.3

	5,476.9	5,221.0	4,888.7

Costs and Expenses
Cost of sales	3,730.8	3,657.9	3,306.0
Operating and administrative expenses	1,055.8	969.2	966.6
Utility taxes other than income taxes	17.7	14.3	13.4
Depreciation and amortization	169.2	148.7	146.4
Other income, net	(77.9)	(36.8)	(46.7)

	4,895.6	4,753.3	4,385.7

Operating Income	581.3	467.7	503.0
Loss from equity investees	(3.8)	(2.2)	(2.6)
Loss on extinguishments of debt	—	(18.5)	(33.6)
Interest expense	(139.6)	(123.6)	(130.2)

Income before Income Taxes and Minority Interests	437.9	323.4	336.6
Income taxes	(126.7)	(98.5)	(119.2)
Minority interests, principally in AmeriGas Partners	(106.9)	(48.7)	(29.9)

Net Income	$204.3	$176.2	$187.5

Earnings Per Common Share:
Basic	$1.92	$1.67	$1.81

Diluted	$1.89	$1.65	$1.77

Average Common Shares Outstanding (millions):
Basic	106.451	105.455	103.877

Diluted	107.941	106.727	105.723

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204.3	$176.2	$187.5
Reconcile to net cash provided by operating activities:
Depreciation and amortization	169.2	148.7	146.4
Gain on sale of Arizona storage facility	(46.1)	—
Minority interests principally in AmeriGas Partners	106.9	48.7	29.9
Deferred income taxes, net	27.1	7.4	12.1
Provision for uncollectible accounts	26.7	25.0	25.1
Loss on extinguishments of debt	—	18.5	33.6
Tax benefit on exercise of stock options	—	—	10.2
Stock-based compensation expense	9.1	6.9	—
Net change in settled accumulated other comprehensive income	21.5	(37.1)	(3.8)
Other, net	(0.3)	10.3	(14.5)
Net change in:
Accounts receivable and accrued utility revenues	(80.5)	34.8	(81.5)
Inventories	(9.1)	(31.9)	(29.4)
Deferred fuel costs	(25.7)	(17.9)	9.5
Accounts payable	30.3	(61.1)	70.0
Other current assets and liabilities	22.8	(49.1)	42.6

Net cash provided by operating activities	456.2	279.4	437.7

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(223.1)	(191.7)	(158.4)
Acquisitions of businesses, net of cash acquired	(78.8)	(590.4)	(33.3)
Net proceeds from disposals of assets	3.2	8.8	16.7
Proceeds from sale of Arizona storage facility	49.0	—	—
PG Energy Acquisition working capital adjustment	23.7	—	—
Net proceeds from sale of Energy Ventures	—	13.3	—
Investment in ZLH	—	(10.1)	—
Decrease (increase) in short-term investments	0.6	69.4	(20.0)
Decrease (increase) in restricted cash	1.4	(9.3)	(4.8)
Other, net	0.2	2.5	3.5

Net cash used by investing activities	(223.8)	(707.5)	(196.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(76.8)	(72.5)	(67.4)
Distributions on AmeriGas Partners publicly held Common Units	(85.0)	(73.6)	(66.6)
Issuances of debt including bank loans with maturities greater than three months	20.0	1,145.4	576.0
Repayments of debt including bank loans with maturities greater than three months	(30.6)	(918.3)	(544.4)
(Decrease) increase in UGI Utilities bank loans with maturities of three months or less	(26.0)	204.8	(49.7)
Other bank loans (decrease) increase	(1.6)	2.2	(0.3)
Redemption of UGI Utilities preferred shares subject to mandatory redemption	—	—	(20.0)
Minority interest activity	1.4	—	—
Issuances of AmeriGas Partners Common Units	—	—	72.7
Excess tax benefits from equity-based payment arrangements	3.7	0.9	—
Issuances of UGI Common Stock	16.4	10.8	27.1

Net cash (used) provided by financing activities	(178.5)	299.7	(72.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11.7	4.5	(8.3)

Cash and cash equivalents increase (decrease)	$65.6	$(123.9)	$160.5

Cash and cash equivalents:
End of year	$251.8	$186.2	$310.1
Beginning of year	186.2	310.1	149.6

Increase (decrease)	$65.6	$(123.9)	$160.5

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Millions of dollars, except per share amounts)

			Accumulated	Notes
			Other	Receivable
	Common	Retained	Comprehensive	From	Treasury
	Stock	Earnings	Income (Loss)	Employees	Stock	Total

Balance September 30, 2004	$762.8	$146.2	$22.6	$(0.2)	$(97.3)	$834.1
Net income		187.5				187.5
Net gain on derivative instruments (net of tax of $7.9)			12.9			12.9
Reclassification of net gains on derivative instruments (net of tax of $2.1)			(2.7)			(2.7)
Foreign currency translation adjustments (net of tax of $6.5)			(16.3)			(16.3)

Comprehensive income (loss)		187.5	(6.1)			181.4
Cash dividends on Common Stock ($0.65 per share)		(67.4)				(67.4)
Common Stock issued:
Employee and director plans	17.2				17.7	34.9
Dividend reinvestment plan	1.6				0.8	2.4
Net gain in connection with issuances of units by AmeriGas Partners (net of tax of $16.0)	12.0					12.0
Payments on notes receivable from employees				0.2		0.2

Balance September 30, 2005	793.6	266.3	16.5	—	(78.8)	997.6
Net income		176.2				176.2
Net loss on derivative instruments (net of tax of $43.7)			(63.7)			(63.7)
Reclassification of net losses on derivative instruments (net of tax of $13.2)			17.5			17.5
Foreign currency translation adjustments (net of tax of $8.1)			25.9			25.9

Comprehensive income (loss)		176.2	(20.3)			155.9
Cash dividends on Common Stock ($0.69 per share)		(72.5)				(72.5)
Common Stock issued:
Employee and director plans	4.7				3.8	8.5
Dividend reinvestment plan	1.4				0.9	2.3
Excess tax benefits realized on equity-based compensation	0.9					0.9
Stock-based compensation expense	6.9					6.9

Balance September 30, 2006	807.5	370.0	(3.8)	—	(74.1)	1,099.6
Net income		204.3				204.3
Net loss on derivative instruments (net of tax of $7.6)			(11.1)			(11.1)
Reclassification of net losses on derivative instruments (net of tax of $20.8)			30.1			30.1
Foreign currency translation adjustments (net of tax of $9.4)			53.7			53.7

Comprehensive income		204.3	72.7			277.0
Adjustment to initially apply SFAS 158 (net of tax of $7.7)			(11.2)			(11.2)
Cash dividends on Common Stock ($0.723 per share)		(76.8)				(76.8)
Common Stock issued:
Employee and director plans	10.2				8.5	18.7
Dividend reinvestment plan	1.6				0.7	2.3
Excess tax benefits realized on equity-based
compensation	3.7					3.7
Stock-based compensation expense	8.6					8.6

Balance September 30, 2007	$831.6	$497.5	$57.7	$—	$(64.9)	$1,321.9

See accompanying notes to consolidated financial statements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 1 — Organization and Significant Accounting Policies
Organization. UGI Corporation (“UGI”) is a holding company that, through subsidiaries and joint-venture affiliates, distributes and markets energy products and related services. In the United States, we own and operate (1) retail propane distribution businesses; (2) natural gas and electric distribution utilities; (3) electricity generation facilities; and (4) energy marketing and related businesses. Internationally, we distribute liquefied petroleum gases (“LPG”) in France, Central and Eastern Europe and China. We refer to UGI and its consolidated subsidiaries collectively as “the Company” or “we.”
We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At September 30, 2007, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.5% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,297,493 publicly held Common Units representing limited partner interests.
The Partnership has no employees. Employees of the General Partner conduct, direct and manage the activities of AmeriGas Partners and AmeriGas OLP. The General Partner also provides management and administrative services to AmeriGas Eagle Holdings, Inc., the general partner of Eagle OLP, under a management services agreement. The General Partner is reimbursed monthly for all direct and indirect expenses it incurs on behalf of the Partnership including all General Partner employee compensation costs and a portion of UGI employee compensation and administrative costs. Although the Partnership’s operating income comprises a significant portion of our consolidated operating income, the Partnership’s impact on our consolidated net income is considerably less due to the Partnership’s significant minority interest.
Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France; (2) conducts LPG distribution businesses and participates in an LPG joint-venture business in central and eastern Europe (collectively, “Flaga”); and (3) participates in an LPG joint-venture business in the Nantong region of China. Our LPG distribution business in France is conducted through Antargaz, a subsidiary of AGZ Holding (“AGZ”), and its operating subsidiaries (collectively, “Antargaz”). We refer to our foreign operations collectively as “International Propane.” During fiscal 2006, we formed a Dutch private limited liability company, UGI International Holdings, B.V., to hold our interests in Antargaz and Flaga.
Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. and its subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). UGI Utilities, Inc. owns and operates (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). On August 24, 2006, UGI Utilities, Inc., through UGIPNG, acquired the natural gas business of PG Energy, an operating division of Southern Union Company (the “PG Energy Acquisition”) (see Note 2). UGI Gas and PNG Gas (collectively, “Gas Utility”) and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”). The term “UGI Utilities” is used as an abbreviated reference to UGI Utilities, Inc. or UGI Utilities, Inc. and its subsidiaries, including UGIPNG.
Through other subsidiaries, Enterprises also conducts an energy marketing business primarily in the Eastern United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns and operates a 48-megawatt coal-fired electric generation station located in northeastern Pennsylvania and owns an approximate 6% interest in a 1,711-megawatt coal-fired electric generation station located in western Pennsylvania. In addition, Energy Services’ wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, “Asset Management”) owns a propane storage terminal located in Chesapeake, Virginia. Through other Enterprises’ and UGI Utilities’ subsidiaries, we own and operate heating, ventilation, air-conditioning, refrigeration and electrical contracting services businesses in the Middle Atlantic states (“HVAC/R”).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
UGI was incorporated in Pennsylvania in 1991. UGI is a “holding company” under the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). PUHCA 2005 and the implementing regulations of the Federal Energy Regulatory Commission (“FERC”) give FERC access to certain holding company books and records and impose certain accounting, record-keeping, and reporting requirements on holding companies. PUHCA 2005 also provides state utility regulatory commissions with access to holding company books and records in certain circumstances. Pursuant to a waiver granted in accordance with FERC’s regulations on the basis of UGI’s status as a single-state holding company system, UGI is not subject to certain of the accounting, record-keeping, and reporting requirements prescribed by FERC’s regulations.
Consolidation Principles. The consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which, except for the Partnership, are majority owned. We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public’s limited partner interests in the Partnership and other parties’ interests in consolidated but less than 100% owned subsidiaries as minority interests. Other entities in which we own 50% or less and in which we exercise significant influence over operating and financial policies (“equity investees”) are accounted for by the equity method and presented on a one-line basis. Entities in which we own less than 20% are accounted for on the cost basis of accounting. Such cost basis investments totaled $52.2 and $46.5 at September 30, 2007 and 2006 and are included in “Other Assets” in the Consolidated Balance Sheets.
Loss from our equity investees was $3.8 in fiscal 2007, $2.2 in fiscal 2006 and $2.6 in fiscal 2005. Undistributed net earnings of our equity investees included in consolidated retained earnings were not material at September 30, 2007, 2006 or 2005. Summarized financial information for our equity investments are not presented because they are not material to our Consolidated Balance Sheets or Consolidated Statements of Income.
Gains resulting from issuances and sales of AmeriGas Partners’ Common Units to third parties are recorded as increases to common stockholders’ equity with corresponding decreases to minority interests in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 51, “Accounting for Sales of Common Stock by a Subsidiary” (“SAB 51”). These gains result when the public offering price of the AmeriGas Partners Common Units exceeds the associated carrying amount of our investment in the Partnership on the date of sale. We record deferred income tax liabilities associated with these gains (see Note 14).
Reclassifications. We have reclassified certain prior-year balances to conform to the current-year presentation.
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
Regulated Utility Operations. We account for the operations of Gas Utility and Electric Utility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). SFAS 71 requires us to record the effects of rate regulation in the financial statements. SFAS 71 allows us to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenue will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the income statement of an unregulated company. These deferred assets and liabilities are then flowed through the income statement in the period in which the same amounts are included in rates and recovered from or refunded to customers. As required by SFAS 71, we monitor our regulatory and competitive environments to determine whether the recovery of our regulatory assets continues to be probable. If we were to determine that recovery of these regulatory assets is no longer probable, such assets would be written off against earnings. We believe that SFAS 71 continues to apply to our regulated utility operations and that the recovery of our regulatory assets is probable.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Regulatory assets and liabilities associated with Gas Utility and Electric Utility included in our Consolidated Balance Sheets at September 30 comprise the following:

	2007	2006
Regulatory assets:
Income taxes recoverable	$72.0	$64.3
Postretirement benefits	4.9	5.4
Environmental costs	8.3	—
Deferred fuel costs	14.8	—
Other	3.8	3.2

Total regulatory assets	$103.8	$72.9

Regulatory liabilities:
Postretirement benefits	$7.5	$3.8
Deferred fuel costs	—	12.2

Total regulatory liabilities	$7.5	$16.0

UGI Utilities’ regulatory liabilities relating to postretirement benefits and deferred fuel costs are included in “other noncurrent liabilities” and “other current liabilities,” respectively, on the Consolidated Balance Sheets. UGI Utilities does not recover a rate of return on its regulatory assets.
In an order entered on November 30, 2006, the PUC approved a settlement of a PNG Gas base rate proceeding. The settlement authorized PNG Gas to increase base rates $12.5 annually, or approximately 4%, effective December 2, 2006.
As a result of Pennsylvania’s Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. As of September 30, 2007, none of Electric Utility’s customers have chosen an alternative electricity generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC approved settlements, the latest of which became effective June 23, 2006 (collectively, the “POLR Settlement”).
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility’s POLR rates increased 4.5% on January 1, 2005 and 3% on January 1, 2006. During fiscal 2007, Electric Utility increased its POLR rates effective January 1, 2007 which increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar 2006. New PUC default service regulations became effective on September 15, 2007, but do not disturb Electric Utility’s POLR Settlement through 2009. Under the default service regulations, Electric Utility will be required to file a default service plan with the PUC in 2008 that will establish the terms and conditions under which it will offer POLR service commencing 2010.
Derivative Instruments. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For a detailed description of the derivative instruments we use, our objectives for using them, and related supplemental information required by SFAS 133, see Note 11.
Consolidated Statements of Cash Flows. We define cash equivalents as highly liquid investments with maturities of three months or less when purchased. We record cash equivalents at cost plus accrued interest, which approximates market value. Restricted cash represents those cash balances in our natural gas futures brokerage accounts which are restricted from withdrawal.
We paid interest totaling $127.4 in fiscal 2007, $129.3 in fiscal 2006 and $130.6 in fiscal 2005. We paid income taxes totaling $93.5 in fiscal 2007, $142.6 in fiscal 2006 and $54.7 in fiscal 2005.
Revenue Recognition. We recognize revenues from the sale of propane and other LPG principally as product is delivered to customers. We record UGI Utilities’ regulated revenues for distribution service and related commodity charges provided to the end of each month which includes an accrual for certain unbilled amounts based upon estimated usage. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective. Energy Services records revenues when energy products are delivered to customers. Revenue from the sale of appliances and equipment is recognized at the time of sale or installation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis. Electric Utility gross receipts taxes are included in total revenues in accordance with regulatory practice.
Inventories. Our inventories are stated at the lower of cost or market. We determine cost using an average cost method for natural gas, propane and other LPG, specific identification for appliances and the first-in, first-out (“FIFO”) method for all other inventories.
Earnings Per Common Share. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. In the following table, we present shares used in computing basic and diluted earnings per share for fiscal 2007, 2006 and 2005:

	2007	2006	2005
(Millions of shares)
Average common shares outstanding for basic computation	106.451	105.455	103.877
Incremental shares issuable for stock options and common stock awards	1.490	1.272	1.846

Average common shares outstanding for diluted computation	107.941	106.727	105.723

Income Taxes. AmeriGas Partners and the Operating Partnerships are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to the individual partners. We record income taxes on our share of (1) the Partnership’s current taxable income or loss and (2) the differences between the book and tax basis of our investment in the Partnership. The Operating Partnerships have subsidiaries which operate in corporate form and are directly subject to federal income taxes.
Gas Utility and Electric Utility record deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated tax depreciation methods based upon amounts recognized for ratemaking purposes. They also record a deferred income tax liability for tax benefits that are flowed through to ratepayers when temporary differences originate and record a regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.
We are amortizing deferred investment tax credits related to UGI Utilities’ plant additions over the service lives of the related property. UGI Utilities reduces its deferred income tax liability for the future tax benefits that will occur when investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize.
Property, Plant and Equipment and Related Depreciation. The amounts we assign to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When Gas Utility and Electric Utility retire depreciable utility plant and equipment, we charge the original cost, net of removal costs and salvage value, to accumulated depreciation for financial accounting purposes. When our other businesses retire or dispose of plant and equipment, we eliminate the associated cost and accumulated depreciation and recognize any resulting gain or loss in “Other income, net.”
We record depreciation expense over estimated economic useful lives. We record depreciation expense for UGI Utilities’ plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.7% in fiscal 2007, 2.5% in fiscal 2006, and 2.4% in fiscal 2005. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.7% in fiscal 2007, 2.8% in fiscal 2006 and 2.9% in fiscal 2005. We compute depreciation expense on plant and equipment associated with our LPG operations using the straight-line method over estimated service lives generally ranging from 15 to 40 years for buildings and improvements; 7 to 40 years for storage and customer tanks and cylinders; and 2 to 12 years for vehicles, equipment, and office furniture and fixtures. Depreciation expense was $150.6 in fiscal 2007, $130.9 in fiscal 2006, and $127.8 in fiscal 2005. No depreciation expense is included in cost of sales in the Consolidated Statements of Income.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Costs to install Partnership and Antargaz-owned tanks, net of amounts billed to customers, are capitalized and amortized over the estimated period of benefit not exceeding ten years.
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. During fiscal 2007, 2006 and 2005, no provisions for impairments were recorded.
Intangible Assets. Intangible assets comprise the following at September 30:

	2007	2006
Goodwill (not subject to amortization)	$1,498.8	$1,418.2

Other intangible assets:
Customer relationships, noncompete agreements and other	$208.9	$183.0
Trademark (not subject to amortization)	48.4	43.1

Gross carrying amount	257.3	226.1
Accumulated amortization	(84.2)	(62.8)

Net carrying amount	$173.1	$163.3

The increase in goodwill during fiscal 2007 is principally the result of AmeriGas Propane business acquisitions and the effects of foreign currency translation reduced by a $20.5 adjustment resulting principally from the working capital payment from SU associated with the PG Energy Acquisition. The changes in the carrying amount of other intangible assets during fiscal 2007 principally reflects AmeriGas Propane business acquisitions and the effects of foreign currency translation.
We amortize customer relationship and noncompete agreement intangibles over their estimated periods of benefit which do not exceed 15 years. Amortization expense of intangible assets was $16.9 in fiscal 2007, $16.5 in fiscal 2006 and $16.9 in fiscal 2005. No amortization expense is included in cost of sales in the Consolidated Statements of Income. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: fiscal 2008 — $17.6; fiscal 2009 — $16.9; fiscal 2010 — $15.4; fiscal 2011 — $14.8; fiscal 2012 — $14.7.
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we amortize intangible assets over their useful lives unless we determined their lives to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. SFAS 142 requires that we perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill or intangible assets with indefinite lives might be impaired. When performing our impairment tests, we use quoted market prices or, in the absence of quoted market prices, discounted estimates of future cash flows. No provisions for goodwill or other intangibles impairments were recorded during fiscal 2007, 2006 or 2005.
Stock-Based Compensation. We adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective October 1, 2005. Among other things, SFAS 123R requires expensing the fair value of stock options, a previously optional accounting method. We chose the modified prospective approach which requires that the new guidance be applied to the unvested portion of all outstanding option grants as of October 1, 2005 and to new grants after that date. The adoption of SFAS 123R resulted in pre-tax stock option expense of $6.3 and $3.8 during fiscal 2007 and 2006, respectively. SFAS 123R also requires the calculation of an accumulated pool of tax windfalls using historical data from the effective date of SFAS No. 123 (prior to its revision). We have calculated a tax windfall pool using the shortcut method and any future tax shortfalls related to equity-based compensation will be charged against common stock up to the amount of the tax windfall pool.
In accordance with SFAS 123R, all of our equity-based compensation, principally comprising UGI stock options, grants of UGI stock-based and AmeriGas Partners Common Unit-based equity instruments (“Units”) is measured at fair value on the grant date, date of modification, or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of the awards may be presented as a liability or as equity in our Consolidated Balance Sheets. We use a Black-Scholes option-pricing model to estimate the fair value of UGI stock options. We use a Monte Carlo valuation approach to estimate the fair value of our UGI and AmeriGas Unit awards. Equity-based compensation costs associated with the portion of Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Unit awards classified as liabilities are measured based upon their estimated fair value as of the end of each period.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
During fiscal 2006, the Company modified the settlement terms of certain UGI Unit awards previously granted to 28 key employees on January 1, 2006, and the General Partner modified the settlement terms of certain of its AmeriGas Partner Unit awards. The modifications did not affect the number of Units awarded to employees. As a result of the modifications, a portion of the fair value of these Unit awards is reflected as equity rather than as a liability in accordance with SFAS 123R. We did not record any incremental equity-based compensation expense as a result of these modifications. Also during 2006, we modified the settlement terms of UGI Unit awards granted to non-employee directors. Such awards are now settled 65% in shares of UGI Common Stock and 35% in cash. Prior to this modification, these awards were settled 100% in shares of UGI Common Stock. As a result of this modification, during fiscal 2006 we recorded additional pre-tax equity-based compensation expense of $1.0.
Prior to October 1, 2005, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in recording equity-based compensation. Under APB 25, the Company did not record any compensation expense for stock options, but provided the required pro forma disclosures as if we had determined compensation expense under the fair value method prescribed by the provisions of SFAS No. 123.
We recognized total pre-tax equity-based compensation expense of $12.4 ($8.5 after-tax), $9.0 ($6.0 after-tax), and $15.5 ($10.1 after-tax) in fiscal 2007, 2006 and 2005, respectively. The chart below reflects the effects on net income and basic and diluted earnings per share for fiscal 2005 as if we had applied the provisions of SFAS 123R:

2005
Net income, as reported	$187.5
Add: Stock and Unit-based compensation expense included in reported net income, net of related tax effects	10.1
Deduct: Total Stock and Unit-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(11.9)

Pro forma net income	$185.7

Basic earnings per share:
As reported	$1.81
Pro forma	$1.79
Diluted earnings per share:
As reported	$1.77
Pro forma	$1.76
For a description of our equity-based compensation plans and related disclosures, see Note 8.
Deferred Debt Issuance Costs. Included in “Other assets” on our Consolidated Balance Sheets are net deferred debt issuance costs of $19.1 at September 30, 2007 and $19.9 at September 30, 2006. We are amortizing these costs over the terms of the related debt.
Refundable Tank and Cylinder Deposits. Included in “Other noncurrent liabilities” are customer paid deposits on Antargaz owned tanks and cylinders of $228.5 and $207.4 at September 30, 2007 and 2006, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.
Computer Software Costs. We include in property, plant and equipment costs associated with computer software we develop or obtain for use in our businesses. We amortize computer software costs on a straight-line basis over expected periods of benefit not exceeding fifteen years once the installed software is ready for its intended use.
Deferred Fuel Costs. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for the difference between the total amount of purchased gas costs collected from customers and the recoverable costs incurred. In accordance with SFAS 71, we defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers.
Environmental and Other Legal Matters. We accrue environmental investigation and cleanup costs when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Amounts accrued generally reflect our best estimate of costs expected to be incurred or the minimum liability associated with a range of expected environmental response costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. In accordance with the terms of the PNG Gas base rate case order which became effective on December 2, 2006, site-specific environmental investigation and remediation costs associated with PNG Gas incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 1, 2006 are expensed as incurred. At September 30, 2007 and 2006, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Similar to environmental issues, we accrue for other pending claims and legal actions investigation and other legal costs for other matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated (see Note 10).
Foreign Currency Translation. Balance sheets of international subsidiaries and our investments in international LPG joint ventures are translated into U.S. dollars using the exchange rate at the balance sheet date. Income statements and equity investee results are translated into U.S. dollars using an average exchange rate for each reporting period. Where the local currency is the functional currency, translation adjustments are recorded in other comprehensive income. Where the local currency is not the functional currency, translation adjustments are recorded in net income.
Employee Retirement Plans. We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on our pension plans and other postretirement plan assets. The market-related value of plan assets, other than equity investments, is based upon market prices. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value. See Note 5.
SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), became effective for us as of September 30, 2007. SFAS 158 requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans such as retiree health and life, with current year changes recognized in shareholders’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations.
The following table summarizes the incremental effects of the initial adoption of SFAS 158 on our Consolidated Balance Sheet as of September 30, 2007:

	Before		After
	Application	SFAS 158	Application
	of SFAS 158	Adjustments	of SFAS 158
Other assets	$122.3	$(15.4)	$106.9
Total assets	5,518.1	(15.4)	5,502.7
Other noncurrent liabilities	375.9	3.6	379.5
Deferred income taxes	514.2	(7.8)	506.4
Total liabilities	3,992.8	(4.2)	3,988.6
Accumulated other comprehensive income (loss)	68.9	(11.2)	57.7
Total stockholders’ equity	1,333.1	(11.2)	1,321.9
Total liabilities and stockholders’ equity	5,518.1	(15.4)	5,502.7
The amount recorded in accumulated other comprehensive income at September 30, 2007 includes $(11.6) associated with our pension plans, principally comprising net actuarial losses, and $0.4 associated with our other postretirement benefit plans, principally comprising net actuarial gains.
Comprehensive Income. Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges and foreign currency translation adjustments. Accumulated other comprehensive income at September 30, 2007 also includes the effects of the initial adoption of SFAS 158.
The components of accumulated other comprehensive income (loss) at September 30, 2007 and 2006 follow:

			Foreign
		Derivative	Currency
	Postretirement	Instruments Net	Translation
	Benefit Plans	Losses	Adjustments
Balance, September 30, 2007	$(11.2)	$(4.4)	$73.3
Balance, September 30, 2006	$—	$(23.4)	$19.6

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Recently Issued Accounting Pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. Upon adoption of SFAS 159, a cumulative adjustment will be made to beginning retained earnings for the initial fair value option remeasurement. Subsequent unrealized gains and losses for remeasured assets and liabilities will be reported in earnings. SFAS 159 is effective for our fiscal year beginning October 1, 2008 (fiscal 2009) and shall not be applied retrospectively, except as permitted by certain conditions for early adoption. We are currently evaluating the potential impact of SFAS 159.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for our fiscal year beginning October 1, 2008 (fiscal 2009). We are currently evaluating the potential impact of SFAS 157.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires the impact of a tax position be recognized if that tax position is more likely than not of being sustained on audit, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the effective settlement. The provisions of FIN 48 are effective for our fiscal year beginning October 1, 2007 (fiscal 2008), with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has determined that its expected charge to beginning retained earnings as of October 1, 2007 will not be material.
Note 2 — Acquisitions and Divestitures
On August 24, 2006, UGI Utilities acquired certain assets and assumed certain liabilities of Southern Union Company’s (“SU’s”) PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania, and all of the issued and outstanding stock of SU’s wholly-owned subsidiary, PG Energy Services, Inc., pursuant to a Purchase and Sale Agreement, as amended, between SU and UGI dated January 26, 2006 (the “Agreement”). UGI subsequently assigned its rights under the Agreement to UGI Utilities. On August 24, 2006 and in accordance with the terms of the Agreement, UGI Utilities paid SU $580 in cash. The cash payment of $580 was funded with net proceeds from the issuance of $275 of UGI Utilities’ bank loans under a Credit Agreement dated as of August 18, 2006 (the “Bridge Loan”), cash capital contributions from UGI of $265 and borrowings under UGI Utilities’ revolving credit agreement for working capital. In September 2006, UGI Utilities repaid the Bridge Loan with proceeds from the issuance of $175 of 5.753% Senior Notes due 2016 and $100 of 6.206% Senior Notes due 2036. Pursuant to the terms of the Agreement, the initial purchase price was subject to a working capital adjustment equal to the difference between $68.1 and the actual working capital as of the closing date agreed to by both UGI Utilities and SU. In March 2007, UGI Utilities and SU reached an agreement on the working capital adjustment pursuant to which SU paid UGI Utilities approximately $23.7 in cash.
During fiscal 2007, UGI Utilities completed its review and determination of the fair value of the assets acquired and liabilities assumed. The purchase price of the PG Energy Acquisition, including transaction fees and expenses of approximately $11.0, has been allocated to the assets acquired and liabilities assumed as follows:

Working capital	$47.3
Property, plant, and equipment	362.3
Goodwill	162.3
Regulatory assets	15.0
Other assets	4.0
Noncurrent liabilities	(23.6)

Total	$567.3

Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The operating results of PNG Gas are included in our consolidated results beginning August 24, 2006. The following table presents unaudited pro forma income statement and basic and diluted per share data for fiscal 2006 and 2005 as if the acquisition of PNG Gas had occurred as of the beginning of those periods:

	2006	2005
	(pro forma)	(pro forma)
Revenues	$5,545.7	$5,176.1
Net income	$88.5	$199.5

Earnings per share:
Basic	$0.84	$1.92
Diluted	$0.83	$1.89

The pro forma results of operations reflect PNG Gas’ historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The pro forma amounts are not necessarily indicative of the operating results that would have occurred had the PG Energy Acquisition been completed as of the date indicated, nor are they necessarily indicative of future operating results. The unaudited pro forma net income and earnings per share for fiscal 2006 include the effects of a writedown of goodwill of $98 recorded by SU during the three months ended December 31, 2005.
During fiscal 2007, the Partnership acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA, and several cylinder refurbishing businesses. Total cash consideration for these businesses totaled $79.6.
In July 2007, AmeriGas OLP sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona to Plains LPG Services, L.P. The Partnership recorded a pre-tax gain of $46.1 which is included in “Other income, net” in the fiscal 2007 Consolidated Statement of Income. The gain increased fiscal 2007 net income by $12.5 or $0.12 per diluted share.
In March 2006, UGID sold its 50% ownership interest in Hunlock Creek Energy Ventures (“Energy Ventures”) to Allegheny Energy Supply Hunlock Creek, LLC. Energy Ventures’ assets primarily comprised a 44-megawatt gas-fired combustion turbine electric generator and a 48-megawatt coal-fired electric generation facility. As part of the transaction, Energy Ventures transferred its ownership in the 48-megawatt coal-fired electric generation station to UGID. UGID recorded a net pre-tax gain of $9.1 ($5.3 after-tax) associated with this transaction, which is reflected in “Other income, net” in the fiscal 2006 Consolidated Statement of Income. The gain increased fiscal 2006 net income by $0.05 per diluted share.
On February 15, 2006, Flaga entered into an agreement with a subsidiary of Progas GmbH & Co KG (“Progas”) to form a joint venture company, Zentraleuropa LPG Holding, an Austrian limited liability company (“ZLH”), which, through subsidiaries, distributes LPG in the Czech Republic, Hungary, Poland, Slovakia and Romania. ZLH is owned and controlled equally by Flaga and Progas. Progas, headquartered in Dortmund, Germany, is controlled by Thyssen’sche Handelsgesellschaft m.b.H. As part of the joint venture formation, Flaga contributed the shares of its LPG subsidiaries which operate in the Czech Republic and Slovakia to ZLH and paid €9.2 cash to Progas. Progas contributed the shares of its LPG subsidiaries operating in the Czech Republic, Hungary, Poland, Romania and Slovakia to ZLH. The operating subsidiaries distributed a combined approximately 77 million gallons of LPG in these five countries in 2005. In a related transaction, Flaga purchased Progas’ retail LPG business in Austria. The cash consideration for this business was not material.
In November 2004, UGI Asset Management, Inc. acquired from ConocoPhillips Company and AmerE Holdings, Inc. (a wholly owned, indirect subsidiary of AmeriGas OLP) in separate transactions 100% of the issued and outstanding common stock of Atlantic Energy for an aggregate purchase price of approximately $24 in cash, including post-closing adjustments (the “AEI Acquisition”). The AEI Acquisition has been accounted for as a step acquisition in the Consolidated Financial Statements.
During fiscal 2006, AmeriGas OLP acquired two retail propane distribution businesses and a cylinder refurbishing business. During fiscal 2005, AmeriGas OLP acquired several retail propane distribution businesses and HVAC/R acquired a commercial and residential electrical contracting business. Total cash consideration for these businesses were $3.3 and $24.6 in fiscal 2006 and 2005, respectively. The operating results of these businesses have been included in our operating results from their respective dates of acquisition. The pro forma effects of these transactions, the previously mentioned fiscal 2007 Partnership acquisitions, and Flaga’s 2006 transactions with Progas, are not material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 3 — Debt
Long-term debt comprises the following at September 30:

	2007	2006
AmeriGas Propane:
AmeriGas Partners Senior Notes:
8.875%, due May 2011 (including unamortized premium of $0.2, effective rate - 8.46%)	$14.8	$14.8
7.25%, due May 2015	415.0	415.0
7.125%, due May 2016	350.0	350.0
AmeriGas OLP First Mortgage Notes:
Series D, 7.11%, due March 2009 (including unamortized premium of $0.6 and $0.9, respectively, effective rate - 6.52%)	70.6	70.9
Series E, 8.50%, due July 2010 (including unamortized premium of $0.1, effective rate - 8.47%)	80.1	80.1
Other	2.6	2.9

Total AmeriGas Propane	933.1	933.7

International Propane:
Antargaz Senior Facilities term loan, due March 2011	541.8	483.5
Flaga term loan, due through September 2011	59.9	60.9
Other	3.5	2.6

Total International Propane	605.2	547.0

UGI Utilities:
Senior Notes:
5.75% Notes, due October 2016	175.0	175.0
6.21% Notes, due October 2036	100.0	100.0
Medium Term Notes:
7.17% Notes, due June 2007	—	20.0
5.53% Notes, due September 2012	40.0	40.0
5.37% Notes, due August 2013	25.0	25.0
5.16% Notes, due May 2015	20.0	20.0
7.37% Notes, due October 2015	22.0	22.0
5.64% Notes, due December 2015	50.0	50.0
6.17% Notes, due June 2017	20.0	—
7.25% Notes, due November 2017	20.0	20.0
6.50% Notes, due August 2033	20.0	20.0
6.13% Notes, due October 2034	20.0	20.0

Total UGI Utilities	512.0	512.0

Other	3.2	4.2

Total long-term debt	2,053.5	1,996.9
Less current maturities (including net unamortized premium of $0.5)	(14.7)	(31.9)

Total long-term debt due after one year	$2,038.8	$1,965.0

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Scheduled principal repayments of long-term debt due in fiscal years 2008 to 2012 follows:

	2008	2009	2010	2011	2012
AmeriGas Propane	$1.5	$70.5	$80.3	$14.8	$0.1
UGI Utilities	—	—	—	—	40.0
International Propane and Other	12.7	9.7	9.3	576.2	3.5

Total	$14.2	$80.2	$89.6	$591.0	$43.6

AmeriGas Propane
AmeriGas Partners Senior Notes. The 8.875% Senior Notes may be redeemed at our option; a redemption premium applies through May 19, 2009. The 7.25% and 7.125% Senior Notes generally cannot be redeemed at our option prior to May 20, 2010 and 2011, respectively. In January 2006, the Partnership refinanced its Series A and Series C First Mortgage Notes totaling $228.8; $59.6 of the Partnership’s 10% Senior Notes; and an AmeriGas OLP $35 term loan, with proceeds from the issuance of $350 of AmeriGas Partners 7.125% Senior Notes due 2016. In May 2005, AmeriGas Partners refinanced $373.4 of its 8.875% Senior Notes pursuant to a tender offer with proceeds from the issuance of $415 of 7.25% Senior Notes due 2015. The Partnership recognized losses of $17.1 and $33.6 associated with these refinancings which amounts are reflected in “Loss on extinguishments of debt” in the fiscal 2006 and 2005 Consolidated Statements of Income, respectively. AmeriGas Partners may, under certain circumstances following the disposition of assets or a change of control, be required to offer to prepay its 7.25% and 7.125% Senior Notes.
AmeriGas OLP First Mortgage Notes. As of November 6, 2006, AmeriGas OLP’s First Mortgage Notes are no longer collateralized. The General Partner is co-obligor of the Series D and E First Mortgage Notes. AmeriGas OLP may prepay the First Mortgage Notes, in whole or in part. These prepayments include a make whole premium. Following the disposition of assets or a change of control, AmeriGas OLP may be required to offer to prepay the First Mortgage Notes, in whole or in part.
AmeriGas OLP Credit Agreement. Effective November 6, 2006, AmeriGas OLP entered into a new unsecured Credit Agreement (“AmeriGas Credit Agreement”) consisting of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The General Partner and Petrolane are guarantors of amounts outstanding under the AmeriGas Credit Agreement. References made herein to the AmeriGas Credit Agreement relate to the former or new Credit Agreement, as appropriate.
Under the Revolving Credit Facility, AmeriGas OLP may borrow up to $125, including a $100 sublimit for letters of credit, which is subject to restrictions in the AmeriGas Partners Senior Notes indentures (see “Restrictive Covenants” below). The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Revolving Credit Facility expires on October 15, 2011, but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. There were no borrowings outstanding under AmeriGas OLP’s Revolving Credit Facility at September 30, 2007 and 2006. Issued and outstanding letters of credit, which reduce available borrowings under the Revolving Credit Facility, totaled $58.0 and $58.9 at September 30, 2007 and 2006, respectively.
The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the Senior Notes indentures. The Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding will be immediately due and payable. There were no amounts outstanding under the Acquisition Facility at September 30, 2007 and 2006.
The Revolving Credit Facility and the Acquisition Facility permit AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate (7.75% at September 30, 2007), or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas Credit Agreement, plus a margin. The margin on Eurodollar Rate borrowings (which ranges from 1.00% to 1.75%), and the AmeriGas Credit Agreement facility fee rate (which ranges from 0.25% to 0.375%), are dependent upon AmeriGas OLP’s ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the AmeriGas Credit Agreement.
AmeriGas OLP Term Loan. In April 2005, AmeriGas OLP entered into a $35 variable-rate term loan due October 1, 2006 (“AmeriGas OLP Term Loan”), which bore interest plus margin at the same rates as the AmeriGas Credit Agreement. Proceeds from the AmeriGas OLP Term Loan were used to repay a portion of the $53.8 maturing AmeriGas OLP First Mortgage Notes. The Partnership used a portion of the proceeds from the issuance of the 7.125% Senior Notes due 2016 to repay the AmeriGas OLP Term Loan in January 2006.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Restrictive Covenants. The 7.125% and 7.25% Senior Notes of AmeriGas Partners restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets.
The AmeriGas Credit Agreement and First Mortgage Notes restrict the incurrence of additional indebtedness and also restrict certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The AmeriGas Credit Agreement and First Mortgage Notes require a maximum ratio of total indebtedness to EBITDA, as defined. In addition, the AmeriGas Credit Agreement requires that AmeriGas OLP maintain a minimum ratio of EBITDA to interest expense, as defined, and a minimum interest coverage ratio. Generally, as long as no default exists or would result, the Partnership and AmeriGas OLP are permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
International Propane
On December 7, 2005, Antargaz executed a new five-year, floating rate Senior Facilities Agreement with a major French bank providing for a €380 term loan and a €50 revolving credit facility. AGZ Finance notified the holders of its High Yield Bonds of its decision to redeem them, including a premium, pursuant to the Trust Deed. The proceeds of the term loan were used in December 2005 to repay immediately the existing €175 Senior Facilities term loan, to fund the redemption of the €165 High Yield Bonds in January 2006 (including a premium) and for general corporate purposes. As a result of this refinancing, we incurred a pre-tax loss on extinguishment of debt of $1.4 ($0.9 after-tax).
Antargaz’ term loan bears interest at euribor or libor plus margin, as defined by the Senior Facilities Agreement. The margin (which ranges from 0.70% to 1.15%) is dependent upon Antargaz’ ratio of total net debt to EBITDA, each as defined by the Senior Facilities Agreement. AGZ has executed interest rate swap agreements with the same bank to fix the underlying euribor or libor rate of interest on the term loan at approximately 3.25% for the duration of the loan (see Note 11). The effective interest rate on Antargaz’ term loan at September 30, 2007 was 4.05%. The Senior Facilities Agreement debt has been collateralized by substantially all of Antargaz’ shares in its subsidiaries and by substantially all of its accounts receivable.
Effective in July 2006, Flaga entered into a euro-based, variable-rate term loan facility in the amount of €48 and a working capital facility of up to €8 which expire in September 2011. The term loan bears interest at one- to twelve-month euribor rates (as chosen by Flaga from time to time) plus a margin. The margin on such borrowings range from 0.52% to 1.45%. Generally, principal payments of €3 on the term loan are due semi-annually on March 31 and September 30 each year with final payments totaling €24 due in 2011. The effective interest rate on Flaga’s term loan at September 30, 2006 was 3.72%. In November 2006, Flaga effectively fixed the euribor component of its interest rate on a substantial portion of the term loan through September 2011 at 3.91% by entering into an interest rate swap agreement. The effective interest rate on Flaga’s term loan at September 30, 2007 was 4.43%. Flaga may prepay the term loan, in whole or in part, without incurring any premium. Flaga repaid its multi-currency acquisition note (“Acquisition Note”) with the proceeds from its term loan. The Acquisition Note bore interest at a rate of 1.25% over one- to twelve-month euribor rates (as chosen by Flaga from time to time).
Flaga’s borrowings under its working capital facility at September 30, 2007 and 2006 totaled €6.3 ($8.9) and €7.4 ($9.4), respectively. Amounts outstanding under the working capital facility are classified as bank loans. Borrowings under its working capital facility bear interest at market rates (a daily euro-based rate) plus a margin. The weighted-average interest rates on Flaga’s bank loan borrowings outstanding were 5.42% at September 30, 2007 and 4.23% at September 30, 2006.
Restrictive Covenants and Guarantees. The Senior Facilities Agreement restricts the ability of AGZ and its subsidiaries, including Antargaz, to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets. Under this agreement, AGZ is generally permitted to make restricted payments, such as dividends, if the ratio of net debt to EBITDA on a French generally accepted accounting basis, as defined in the agreement, is less than 3.75 to 1.00 and if no event of default exists or would exist upon payment of such restricted payment.
The Flaga term loan and working capital facility are guaranteed by UGI. In addition, under certain conditions regarding changes in certain financial ratios of UGI, the lending bank may accelerate repayment of the debt.
Flaga’s joint venture, ZLH, has multi-currency working capital facilities that provide for borrowings of up to €14, half of which is guaranteed by UGI.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
UGI Utilities
Revolving Credit Agreements. UGI Utilities has a revolving credit agreement (“Utilities Revolving Credit Agreement”) with banks providing for borrowings of up to $350 expiring August 2011. Under this agreement, UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks’ prime rate. UGI Utilities had borrowings outstanding under the Utilities Revolving Credit Agreement totaling $190.0 at September 30, 2007 and $216.0 at September 30, 2006, which we classify as bank loans. From time to time, UGI Utilities has entered into short-term borrowings under uncommitted arrangements with major banks in order to meet liquidity needs. Such borrowings are also classified as bank loans. There were no amounts outstanding under these uncommitted arrangements at September 30, 2007 or 2006. During fiscal 2006, we repaid two separate $35 borrowings outstanding under uncommitted arrangements with major banks in February and March 2006. The weighted-average interest rates on UGI Utilities’ bank loans were 5.24% at September 30, 2007 and 5.58% at September 30, 2006.
Restrictive Covenants. Utilities Revolving Credit Agreement requires UGI Utilities to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.
Note 4 — Income Taxes
Income before income taxes comprises the following:

	2007	2006	2005
Domestic	$278.4	$193.6	$161.4
Foreign	52.6	81.1	145.3

Total income before income taxes	$331.0	$274.7	$306.7

The provisions for income taxes consist of the following:

	2007	2006	2005
Current expense:
Federal	$65.6	$54.2	$49.8
State	17.4	12.0	14.6
Foreign	16.6	24.9	42.7

Total current expense	99.6	91.1	107.1
Deferred expense (benefit):
Federal	24.8	2.3	0.3
State	1.9	1.3	1.6
Foreign	0.8	4.2	10.6
Investment tax credit amortization	(0.4)	(0.4)	(0.4)

Total deferred expense	27.1	7.4	12.1

Total income tax expense	$126.7	$98.5	$119.2

Federal income taxes for fiscal 2007, 2006 and 2005 are net of foreign tax credits of $14.1, $21.2 and $25.4, respectively. Tax benefits associated with nonqualified stock options reduced taxes currently payable by $3.5, $0.8 and $10.2 for fiscal 2007, 2006 and 2005, respectively.
A reconciliation from the statutory federal tax rate to our effective tax rate is as follows:

	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal	3.8	3.4	2.6
Effects of international operations	(1.4)	(3.3)	2.2
Other, net	0.9	0.8	(0.9)

Effective tax rate	38.3%	35.9%	38.9%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Deferred tax liabilities (assets) comprise the following at September 30:

	2007	2006
Excess book basis over tax basis of property, plant and equipment	$298.0	$265.1
Investment in AmeriGas Partners	181.2	146.6
Intangible assets and goodwill	51.8	46.2
Utility regulatory assets	41.0	29.9
Pension plan assets and liabilities	7.4	4.3
Unrepatriated foreign earnings	3.9	4.4
Accumulated other comprehensive income	13.7	—
Deferred expenses	4.7	18.3
Other	2.9	4.8

Gross deferred tax liabilities	604.6	519.6

Employee-related benefits	(30.2)	(23.7)
Deferred investment tax credits	(2.7)	(2.8)
Utility regulatory liabilities	(3.1)	(9.1)
Operating loss carryforwards	(22.8)	(20.2)
Allowance for doubtful accounts	(6.8)	(7.9)
Foreign tax credit carryforward	(50.1)	(28.3)
Accumulated other comprehensive loss	(13.7)	(12.2)
Other	(21.8)	(19.1)

Gross deferred tax assets	(151.2)	(123.3)

Deferred tax assets valuation allowance	62.4	39.3

Net deferred tax liabilities	$515.8	$435.6

UGI Utilities had recorded deferred tax liabilities of approximately $42.1 as of September 30, 2007 and $40.4 as of September 30, 2006, pertaining to utility temporary differences, principally a result of accelerated tax depreciation for state income tax purposes, the tax benefits of which previously were or will be flowed through to ratepayers. These deferred tax liabilities have been reduced by deferred tax assets of $2.7 at September 30, 2007 and $2.8 at September 30, 2006, pertaining to utility deferred investment tax credits. UGI Utilities had recorded regulatory income tax assets related to these net deferred taxes of $72.0 as of September 30, 2007 and $64.3 as of September 30, 2006. These regulatory income tax assets represent future revenues expected to be recovered through the ratemaking process. We will recognize this regulatory income tax asset in deferred tax expense as the corresponding temporary differences reverse and additional income taxes are incurred.
Foreign net operating loss carryforwards of Flaga totaled approximately $41.1 and have no expiration date. At September 30, 2007, deferred tax assets relating to operating loss carryforwards include $9.6 for Flaga, $2.2 for certain operations of AGZ, $0.6 for certain operations of UGI International, $2.2 for certain operations of AmeriGas Propane, and $8.2 of deferred tax assets associated with state net operating loss carryforwards expiring through 2026. Operating activities and tax deductions related to the exercise of non-qualified stock options contributed to the state net operating losses. We first recognize the utilization of state net operating losses from operations (which exclude the impact of tax deductions for exercises of non-qualified stock options) to reduce income tax expense. Then, to the extent state net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity. A valuation allowance of $10.7 has been provided for all deferred tax assets related to state net operating loss carryforwards and other state deferred tax assets of certain subsidiaries because, on a state reportable basis, it is more likely than not that these assets will expire unusable. A valuation allowance of $1.6 was also provided for deferred tax assets related to certain operations of AGZ and UGI International (BV).
We have foreign tax credit carryforwards of approximately $50.1 expiring through 2018, resulting from the planned repatriation of AGZ’s accumulated earnings and profits included in U.S. taxable income since its acquisition. Because we expect that these credits will expire unused, a valuation allowance has been provided for the entire foreign tax credit carryforward amount. The valuation allowance for deferred tax assets increased by $23.1 in fiscal 2007, due primarily to an increase in the foreign tax credit carryforward of $22.8.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 5 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans. We sponsor two defined benefit pension plans for employees of UGI, UGI Utilities, UGIPNG, and certain of UGI’s other domestic wholly owned subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. As a result of the PG Energy Acquisition, we acquired the pension assets and assumed the pension obligations related to the Employees’ Retirement Plan of Southern Union Company Pennsylvania Division. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the Antargaz plans, such amounts are not material.
Effective September 30, 2007, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” See Note 1 for the incremental effects of the initial adoption of SFAS 158 on our September 30, 2007 Consolidated Balance Sheet.
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plans and the Antargaz pension plans, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets, and the funded status of the pension and other postretirement plans as of September 30, 2007 and 2006. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligations —
Benefit obligations — beginning of year	$316.7	$247.9	$23.9	$23.4
Service cost	6.5	6.1	0.5	0.4
Interest cost	18.8	14.3	1.2	1.3
Actuarial gain	(18.4)	(12.1)	(1.9)	(0.4)
Plan amendments	0.3	—	(2.3)	—
PG Energy Acquisition	—	71.3	—	2.4
Plan settlement or curtailment	(0.1)	—	(0.2)	(1.6)
Foreign currency loss	1.2	0.6	0.3	0.2
Benefits paid	(14.6)	(11.4)	(1.4)	(1.8)

Benefit obligations — end of year	$310.4	$316.7	$20.1	$23.9

Change in plan assets —
Fair value of plan assets — beginning of year	$278.4	$215.3	$11.3	$11.3
Actual return on plan assets	29.4	11.6	1.2	0.9
Foreign currency gain	0.4	0.2	—	—
Employer contributions	0.4	0.4	1.1	1.7
PG Energy Acquisition	—	62.3	—	—
Plan settlement	—	—	—	(0.8)
Benefits paid	(14.6)	(11.4)	(1.4)	(1.8)

Fair value of plan assets — end of year	$294.0	$278.4	$12.2	$11.3

Funded status of the plans	$(16.4)	$(38.3)	$(7.9)	$(12.6)
Unrecognized net actuarial loss	—	43.2	—	2.4
Unrecognized prior service income	—	(0.4)	—	(2.3)
Unrecognized net transition obligation	—	—	—	0.7

(Accrued) prepaid benefit cost — end of year	$(16.4)	$4.5	$(7.9)	$(11.8)

Assets (liabilities) recorded in the balance sheet —
Prepaid assets (included in Other assets)	$1.1	$19.3	$0.8	$—
Unfunded liabilities (included in Other noncurrent liabilities)	(17.5)	(14.8)	(8.7)	(11.8)

Net amount recognized	$(16.4)	$4.5	$(7.9)	$(11.8)

Actuarial assumptions for our domestic plans are described in the table below. Assumptions for the Antargaz plans are based upon market conditions in France. The discount rates at September 30 are used to measure the year-end benefit obligations and the expense for the subsequent year. UGIPNG’s expense for fiscal 2006 (for the period subsequent to the PG Energy Acquisition) was based upon assumptions as of August 31, 2006. The expected rate of return on assets assumption is based on the rates of return for certain asset classes and the allocation of plan assets among those asset classes as well as actual historic long-term rates of return on our plan assets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	Pension Plans				Other Postretirement Benefits
Weighted-average assumptions:	2007	2006	2005	2004	2007	2006	2005	2004
Discount rate	6.4%	6.0%	5.7%	6.1%	6.4%	6.0%	5.7%	6.1%
Expected return on plan assets	8.5%	8.5%	9.0%	9.0%	5.5%	5.6%	5.8%	5.8%
Rate of increase in salary levels	3.8%	3.8%	4.0%	4.0%	3.8%	3.8%	4.0%	4.0%
The ABO for the Pension Plans was $269.3 and $277.7 as of September 30, 2007 and 2006, respectively.
Net periodic pension expense and other postretirement benefit costs include the following components:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$6.5	$6.1	$5.6	$0.5	$0.4	$0.4
Interest cost	18.8	14.3	14.0	1.2	1.3	1.7
Expected return on assets	(23.5)	(19.3)	(18.0)	(0.6)	(0.6)	(0.5)
Amortization of:
Transition obligation	—	—	—	0.2	0.2	0.8
Prior service cost (benefit)	0.2	0.8	0.7	(0.3)	(0.2)	(0.1)
Actuarial loss	1.1	2.0	1.5	—	0.2	0.2

Net benefit cost	3.1	3.9	3.8	1.0	1.3	2.5
Change in associated regulatory liabilities	—	—	—	3.1	2.7	1.6

Net benefit cost after changes in regulatory liabilities	$3.1	$3.9	$3.8	$4.1	$4.0	$4.1

Pension Plans assets are held in trust. The Company did not make any contributions to the Pension Plans in fiscal 2007 nor does it believe it will be required to make any contributions to the Pension Plans during fiscal 2008 for ERISA funding purposes. At September 30, 2006, the ABO of the Antargaz pension and postretirement plans exceeded associated plan assets by $5.3. However, the associated liability recorded in our Consolidated Balance Sheet at September 30, 2006 exceeded the minimum pension liability. Antargaz does not expect to make any material contributions to fund pension or other postretirement benefits during fiscal 2008.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” The difference between such amounts and amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Effective July 1, 2005, substantially all retirees and their beneficiaries participating in the UGI Utilities’ postretirement benefit program were enrolled in insured Medicare Advantage plans. As a result, the net benefit cost declined for periods subsequent to July 1, 2005. The required contribution to the VEBA during the year ending September 30, 2008 is not expected to be material.
Expected payments for pension benefits and for other postretirement welfare benefits are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Fiscal 2008	$15.3	$1.4
Fiscal 2009	15.5	1.5
Fiscal 2010	16.1	1.5
Fiscal 2011	16.5	1.6
Fiscal 2012	17.6	1.6
Fiscal 2013-2017	103.6	9.2

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
In accordance with our investment strategy to obtain long-term growth, our target asset allocations are to maintain a mix of 60% equities and the remainder in fixed income funds or cash equivalents. The targets and actual allocations for the Pension Plans’ and VEBA trust assets at September 30 are as follows:

	Target		Pension Plan		VEBA
	Pension
	Plan	VEBA	2007	2006	2007	2006
Equities	60%	60%	63%	60%	66%	63%
Fixed income funds	40%	30%	37%	40%	29%	30%
Cash equivalents	N/A	10%	N/A	N/A	5%	7%
UGI Common Stock comprised approximately 7% of Pension Plan assets at September 30, 2007 and 2006.
The assumed domestic health care cost trend rates are 10.0% for fiscal 2008, decreasing to 5.5% in fiscal 2012. A one percentage point change in the assumed health care cost trend rate would increase (decrease) the fiscal 2007 postretirement benefit cost and obligation as follows:

	1%	1%
	Increase	Decrease
Effect on total service and interest costs	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.6	$(1.3)
We also sponsor unfunded and non-qualified supplemental executive retirement plans. At September 30, 2007 and 2006, the projected benefit obligations of these plans were $17.3 and $17.0, respectively. We recorded net benefit costs for these plans of $2.4 in fiscal 2007, $2.4 in fiscal 2006, and $2.0 in fiscal 2005. These costs are not included in the tables above.
Defined Contribution Plans. We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $9.2 in fiscal 2007, $7.8 in fiscal 2006, and $8.3 in fiscal 2005.
Note 6 — Inventories
Inventories comprise the following at September 30:

	2007	2006
LPG and natural gas	$158.8	$140.5
Utility natural gas and LPG	156.9	157.0
Materials, supplies and other	43.8	42.9

Total inventories	$359.5	$340.4

Note 7 — Series Preferred Stock
UGI has 10,000,000 shares of UGI Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, authorized for issuance. We had no shares of UGI Series Preferred Stock outstanding at September 30, 2007 or 2006.
UGI Utilities has 2,000,000 shares of UGI Utilities Series Preferred Stock, including both series subject to and series not subject to mandatory redemption, authorized for issuance. At September 30, 2007 and 2006, there were no shares of UGI Utilities Series Preferred Stock outstanding.
On October 1, 2004, UGI Utilities redeemed all 200,000 shares of its $7.75 UGI Utilities Series Preferred Stock at a price of $100 per share together with full cumulative dividends. The redemption was funded with proceeds from the October 2004 issuance of $20 of 6.13% Medium-Term Notes due October 2034.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 8 — Common Stock and Incentive Stock Award Plans
UGI Common Stock share activity for fiscal 2005, 2006 and 2007 follows:

	Issued	Treasury	Outstanding

Balance September 30, 2004	115,152,994	(12,730,598)	102,422,396
Issued:
Employee and director plans	—	2,320,478	2,320,478
Dividend reinvestment plan	—	106,584	106,584

Balance September 30, 2005	115,152,994	(10,303,536)	104,849,458
Issued:
Employee and director plans	—	498,642	498,642
Dividend reinvestment plan	—	106,262	106,262

Balance September 30, 2006	115,152,994	(9,698,632)	105,454,362
Issued:
Employee and director plans	—	1,104,824	1,104,824
Dividend reinvestment plan	—	87,700	87,700

Balance September 30, 2007	115,152,994	(8,506,108)	106,646,886

UGI Stock Option and Incentive Plans. Under UGI Corporation’s 2004 Omnibus Equity Compensation Plan, as Amended and Restated on December 5, 2006 (the “OECP”), we may grant options to acquire shares of UGI Common Stock, stock appreciation rights (“SARs”), UGI Units (comprising “Stock Units” and “UGI Performance Units”) and other equity-based amounts to key employees and non-employee directors. The exercise price for options may not be less than the fair market value on the grant date. Awards granted under the OECP may vest immediately or ratably over a period of years, and stock options can be exercised no later than ten years from the grant date. In addition, the OECP provides that awards of UGI Units may also provide for the crediting of dividend equivalents to participants’ accounts. Generally, each grant, unless paid, will terminate when the participant ceases to be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
Under the OECP, awards representing up to 15,000,000 shares of UGI Common Stock may be granted. The maximum number of shares that may be issued pursuant to grants other than stock options or SARs is 3,200,000. Dividend equivalents on UGI Unit awards to employees will be paid in cash. Dividend equivalents on non-employee director awards are paid in additional Stock Units. UGI Unit awards granted to employees and non-employee directors are settled in shares of Common Stock and cash. Beginning with fiscal 2006 grants, UGI Unit awards granted to Antargaz employees are settled in shares of Common Stock. With respect to UGI Performance Unit awards, the actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance goals and service conditions. It is the Company’s practice to issue treasury shares to satisfy option exercises and UGI Unit awards. The Company does not expect to repurchase shares for such purposes during fiscal 2008.
UGI Stock Option Awards. Stock option transactions under the OECP and predecessor plans for fiscal 2005, 2006 and 2007 follow:

		Weighted	Total	Weighted Avg.
		Average	Intrinsic	Contract Term
	Shares	Option Price	Value	(Years)
Shares under option — September 30, 2004	5,328,926	$11.71
Granted	1,596,100	$21.13
Exercised	(1,913,668)	$8.41	$30.4
Forfeited	(58,340)	$21.91

Shares under option — September 30, 2005	4,953,018	$15.95

Granted	1,159,100	$20.67
Exercised	(232,766)	$11.09	$2.7
Forfeited	(35,500)	$19.26

Shares under option — September 30, 2006	5,843,852	$17.06

Granted	1,326,800	$27.12
Exercised	(812,573)	$13.20	$11.8

Shares under option — September 30, 2007	6,358,079	$19.65	$40.2	6.9

Options exercisable — September 30, 2005	2,093,821	$12.38
Options exercisable — September 30, 2006	3,146,952	$14.56
Options exercisable — September 30, 2007	3,568,746	$16.75	$32.9	6.0

Non-vested options — September 30, 2007	2,789,333	$23.36	$7.3	8.2

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Cash received from stock option exercises and associated tax benefits were $10.7 and $4.0, $2.6 and $0.9, and $16.1 and $10.2 in fiscal 2007, 2006 and 2005, respectively. As of September 30, 2007, there was $4.4 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents additional information relating to stock options outstanding and exercisable at September 30, 2007:

	Range of exercise prices
	$6.88 -	$12.57 -	$18.23 -
	$10.63	$17.01	$27.90

Options outstanding at September 30, 2007:
Number of options	421,700	1,917,476	4,018,903
Weighted average remaining contractual life (in years)	3.7	5.5	7.8
Weighted average exercise price	$9.28	$15.00	$22.96

Options exercisable at September 30, 2007:
Number of options	421,700	1,749,476	1,397,570
Weighted average exercise price	$9.28	$14.94	$21.27
UGI Stock Option Fair Value Information. The per share weighted-average fair value of stock options granted under our option plans was $5.71 in fiscal 2007, $3.88 in fiscal 2006 and $2.81 in fiscal 2005. These amounts were determined using a Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The expected life of option awards represents the period of time during which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on historical volatility of the price of UGI’s Common Stock. Expected dividend yield is based on historical UGI dividend rates. The risk free interest rate is based on U.S. Treasury bonds with terms comparable to the options in effect on the date of grant.
The assumptions we used for valuing option grants during fiscal 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Expected life of option	6 - 6.75 years	6 years	6 years
Weighted average volatility	21.5%	21.3%	17.7%
Weighted average dividend yield	2.9%	3.4%	4.1%
Expected volatility	20.8%-21.5%	21.2%-22.6%	17.1%-17.8%
Expected dividend yield	2.8% - 2.9%	2.8%-3.4%	3.7%-4.2%
Risk free rate	4.3% - 4.7%	4.3%-4.9%	3.9%-4.3%
UGI Unit Awards. UGI Stock and UGI Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit awards, subject to market performance conditions. UGI Performance Unit grant recipients are awarded a target number of Performance Units. The number of UGI Performance Units ultimately paid at the end of the performance period (generally three-year periods) may be higher or lower than the target amount, or even zero, based on UGI’s Total Shareholder Return (“TSR”) percentile rank relative to companies in the Standard & Poor’s Utilities Index (“UGI comparator group”). Based on the TSR percentile rank, grantees may receive 0% to 200% of the target award granted. If UGI’s TSR ranks below the 40th percentile compared to the UGI comparator group, the employee will not receive an award. At the 40th percentile, the employee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. Dividend equivalents are paid in cash only on UGI Performance Units that eventually vest.
The fair value of UGI Stock Units on the grant date is equal to the market price of UGI Stock on the grant date. Under SFAS 123R, UGI Performance Units are equity awards with a market-based condition which, if settled in shares, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of UGI Performance Units awarded prior to fiscal 2006 are estimated using the intrinsic value method and accounted for as liabilities. The fair value of UGI Performance Units awarded during fiscal 2006 and 2007 are estimated using a Monte Carlo valuation model. The fair value associated with the target award is accounted for as equity and the fair value of the award over the target, as well as all dividend equivalents, are accounted for as liabilities. The expected term of the UGI Performance Unit awards is three years based on the performance period. Expected volatility is based upon the historical volatility of UGI Common Stock over a three-year period. The risk-free interest rate is based on the U.S Treasury yield at the time of grant. Volatility for all comparator companies is based on historical volatility.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following table summarizes the weighted average assumptions used to determine the fair value of UGI Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2007	2006
Risk-free rate	4.7%	5.2%
Expected life	3 years	3 years
Expected volatility	19.6%	19.8%
Dividend yield	2.6%	2.8%
The weighted-average grant date fair value of UGI Performance Unit awards was estimated to be $26.84 for Units granted in fiscal 2007 and $21.08 for Units granted in fiscal 2006.
Based on the Company’s TSR during the associated three-year performance periods ended December 31, during fiscal 2007 the Company paid 206,493 UGI Performance Unit awards, including $2.8 paid in cash, associated with 193,600 awards granted in fiscal 2004; in fiscal 2006 the Company paid 209,211 UGI Performance Unit awards, including $2.1 paid in cash, associated with 168,500 awards granted in fiscal 2003; and in fiscal 2005, the Company paid 927,000 UGI Performance awards, including $14.4 paid in cash, associated with 508,500 UGI Performance Unit awards granted in fiscal 2002. During fiscal 2007, 2006 and 2005, the Company paid Stock Unit awards and cash as follows: 2007 — 86,000 Stock Unit awards including $1.1 in cash; 2006 — 20,000 Stock Unit awards including $0.2 in cash; 2005 — 8,400 Stock Unit awards including $0.1 in cash.
The following table summarizes UGI Unit award activity for fiscal 2007:

		Weighted-Average
	Number of	Grant Date Fair
	UGI Units	Value (per Unit)

Non-vested Units — September 30, 2006	435,078	$20.00
Granted	242,371	$26.78
Forfeited	(14,500)	$25.65
Vested	(271,180)	$21.20

Non-vested Units — September 30, 2007	391,769	$23.04

During fiscal 2007, 2006 and 2005, we granted UGI Unit awards representing 242,371, 187,326, and 286,230 shares, respectively, having weighted-average grant date fair values per Unit of $26.78, $21.13 and $20.91, respectively. At September 30, 2007, UGI Unit awards representing 879,000 shares of Common Stock were outstanding under the OECP and predecessor equity-based compensation plans.
As of September 30, 2007, there was a total of approximately $5.0 of unrecognized compensation cost associated with 879,000 UGI Unit awards outstanding that is expected to be recognized over a weighted average period of 1.9 years. The total fair values of UGI Units that vested during fiscal 2007, 2006, and 2005 were $6.9, $7.2 and $11.2, respectively. As of September 30, 2007 and 2006, total liabilities of $7.9 and $13.9, respectively, associated with UGI Unit awards are reflected in other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheets.
At September 30, 2007, 8,399,397 shares of Common Stock were available for future grants under the OECP, of which up to 2,078,057 may be issued pursuant to grants other than stock options or SARs.
AmeriGas Partners Equity-Based Compensation Plans and Awards. Under the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”), the General Partner may award to key employees the right to receive a total of 500,000 AmeriGas Partners Common Units (comprising “AmeriGas Performance Units”), or cash equivalent to the fair market value of such Common Units. In addition, the 2000 Propane Plan authorizes the crediting of Common Unit distribution equivalents to participants’ accounts. AmeriGas Performance Unit grant recipients are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount based upon the performance of AmeriGas Partners Common Units as compared with a peer group. Percentile rankings and payout percentages are generally the same as the UGI Performance Unit awards. Any distribution equivalents earned are paid in cash. Generally, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Under SFAS 123R, AmeriGas Performance Units are equity awards with a market-based condition which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair value of AmeriGas Performance Units awarded prior to fiscal 2006 are estimated using the intrinsic value method and are accounted for as liabilities. The fair value of AmeriGas Performance Units awarded during fiscal 2007 and 2006 are estimated using a Monte Carlo valuation model. The fair value associated with the target award and the award above the target, if any, is accounted for as equity and the fair value of all distribution equivalents is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based upon the historical volatility of AmeriGas Partners Common Units over a three-year period. The risk-free interest rate is based on the U.S Treasury yield at the time of grant. Volatility for all comparator limited partnerships in the peer group is based on historical volatility.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2007	2006
Risk-free rate	4.7%	5.2%
Expected life	3 years	3 years
Expected volatility	17.6%	18.1%
Dividend yield	7.1%	7.7%
We also have a nonexecutive AmeriGas Partners Common Unit plan under which the General Partner may grant awards of up to a total of 200,000 Common Units (comprising “AmeriGas Units”) to key employees who do not participate in the 2000 Propane Plan. Generally, awards under the nonexecutive plan vest at the end of a three-year period and will be paid in Common Units and cash. The General Partner made awards under the 2000 Propane Plan and the nonexecutive plan representing 49,650, 38,350 and 41,100 Common Units in fiscal 2007, 2006 and 2005, respectively, having weighted-average grant date fair values per Common Unit of $33.63, $29.62 and $29.51, respectively. At September 30, 2007 and 2006, awards representing 119,317 and 113,517 Common Units, respectively, were outstanding. At September 30, 2007, 316,686 and 137,750 Common Units were available for future grants under the 2000 Propane Plan and the nonexecutive plan, respectively.
During fiscal 2007, the Partnership paid 38,736 AmeriGas Partners Common Units, including $0.6 paid in cash, associated with 51,200 awards granted in fiscal 2004. During fiscal 2006, the Partnership paid 6,750 AmeriGas Partners Common Units, including $0.1 paid in cash, associated with 43,500 awards granted in fiscal 2003. During fiscal 2005, the Partnership paid 29,586 AmeriGas Partners Common Units, including $0.5 paid in cash, associated with 112,250 awards granted in fiscal 2003 and fiscal 2002.
The following table summarizes AmeriGas Unit and AmeriGas Performance Unit award activity for fiscal 2007:

	Number of	Weighted-Average
	AmeriGas Partners	Grant Date Fair
	Common Units	Value (per Unit)

Non-vested Units — September 30, 2006	93,900	$29.10
Granted	49,650	$33.63
Forfeited	(1,200)	$31.52
Vested	(31,698)	$28.64
Performance criteria not met	(3,918)	$28.02

Non-vested Units — September 30, 2007	106,734	$30.61

As of September 30, 2007, there was a total of approximately $1.8 of unrecognized compensation cost associated with 119,317 AmeriGas Common Unit awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair values of Common Units that vested during fiscal 2007, 2006, and 2005 were $1.2, $0.6 and $1.2, respectively. As of September 30, 2007 and 2006, total liabilities of $1.8 and $2.2 associated with Common Unit awards are reflected in other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 9 — Partnership Distributions
The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash for such quarter. Available Cash generally means:
1.	all cash on hand at the end of such quarter,

2.	plus all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter,

3.	less the amount of cash reserves established by the General Partner in its reasonable discretion.
The General Partner may establish reserves for the proper conduct of the Partnership’s business and for distributions during the next four quarters. In addition, certain of the Partnership’s debt agreements require reserves be established for the payment of debt principal and interest.
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (representing a 1% General Partner interest in AmeriGas Partners and 1.01% interest in AmeriGas OLP) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). If Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution (the “incentive distribution”) but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605. Accordingly, because the Partnership made distributions to Common Unitholders of $0.61 per limited partner unit on May 18, 2007 and $0.86 per limited partner unit on August 18, 2007 (which amount included a one-time $0.25 per limited partner unit increase in the quarterly distribution associated with a portion of the proceeds from the sale of the Partnership’s Arizona storage facility), the General Partner received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The General Partner distribution based on its general partner ownership interest alone totaled $6.8 in fiscal 2007. The amount of the incentive distribution received by the General Partner during fiscal 2007 totaled $3.7.
As previously mentioned, on July 30, 2007, the General Partner’s Board of Directors approved a distribution of $0.86 per Common Unit payable on August 18, 2007 to unitholders of record on August 10, 2007. This distribution included the regular quarterly distribution of $0.61 per Common Unit and $0.25 per Common Unit reflecting a distribution of a portion of the proceeds from the Partnership’s sale of its Arizona storage facility in July 2007.
Note 10 — Commitments and Contingencies
We lease various buildings and other facilities and transportation, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $68.1 in fiscal 2007, $60.3 in fiscal 2006 and $55.1 in fiscal 2005.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

						After
	2008	2009	2010	2011	2012	2012

AmeriGas Propane	$46.5	$39.7	$34.4	$28.6	$22.5	$51.7
UGI Utilities	4.9	3.9	2.7	2.2	1.9	3.4
International Propane and other	6.5	3.1	2.3	1.4	0.5	0.7

Total	$57.9	$46.7	$39.4	$32.2	$24.9	$55.8

The Company’s businesses enter into contracts of varying lengths and terms to meet their supply, pipeline transportation, storage, capacity and energy needs. Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and natural gas storage services, which Gas Utility may terminate at various dates through 2016. Gas Utility’s costs associated with transportation and storage capacity agreements are included in its annual PGC filing with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices. Electric Utility purchases its energy needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through fiscal 2011. Energy Services enters into fixed-price contracts with suppliers to purchase natural gas to meet its sales commitments. Generally, these contracts have terms of less than two years. The Partnership enters into fixed-price and, from time to time, variable-priced contracts to purchase a portion of its supply requirements. These contracts generally have terms of less than one year. International Propane, particularly Antargaz, enters into variable-priced contracts to purchase a portion of its supply requirements. Generally, these contracts have terms that do not exceed three years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following table presents contractual obligations under Gas Utility, Electric Utility, Energy Services, AmeriGas Propane and International Propane supply, storage and service contracts existing at September 30, 2007:

						After
	2008	2009	2010	2011	2012	2012

Gas Utility and Electric Utility supply, storage and transportation contracts	$478.9	$189.9	$103.6	$73.4	$52.1	$121.6
Energy Services supply contracts	462.6	47.3	—	—	—	—
AmeriGas Propane supply contracts	25.8	—	—	—	—	—
International Propane supply contracts	61.7	47.0	—	—	—	—

Total	$1,029.0	$284.2	$103.6	$73.4	$52.1	$121.6

The Partnership and International Propane also enter into other contracts to purchase LPG to meet supply requirements. Generally, these contracts are one- to three-year agreements subject to annual review and call for payment based on either market prices at date of delivery or fixed prices.
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At September 30, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58.0. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. In accordance with the terms of the PNG base rate case order which became effective December 2, 2006, site-specific environmental investigation and remediation costs associated with PNG Gas incurred prior to December 2, 2006 are amortized as removal costs over five-year periods. Such costs incurred after December 1, 2006 are expensed as incurred.
As a result of the acquisition of PG Energy by UGI Utilities’ wholly-owned subsidiary, UGIPNG, UGIPNG became party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 million in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date.
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
Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP.
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 in remediation costs and $26 in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. UGI Utilities is defending the suit.
City of Bangor, Maine v. Citizens Communications Company. In April 2003, Citizens Communications Company (“Citizens”) served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Citizens to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Citizens’ predecessors at a site on the Penobscot River. Citizens subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Citizens may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Citizens alleges that UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Citizens suggest that it could cost up to $18 to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a Settlement agreement pursuant to which Citizens agreed to pay $7.6 in exchange for a release of its liabilities. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs, and is defending the Citizens’ suit.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. ConEd claims that the cost of remediation for the three sites would be approximately $14. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities petition. The case has now been remanded back to the trial court. UGI Utilities is defending the suit.
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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc.On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities, (together the “Northeast Companies”) in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941. The Northeast Companies estimated that remediation costs for all of the sites would total approximately $215 and asserted that UGI Utilities is responsible for approximately $103 of this amount. Based on information supplied by the Northeast Companies and UGI Utilities’ own investigation, UGI Utilities believes that it may have operated one of the sites, Waterbury North, under lease for a portion of its operating history. UGI Utilities is reviewing the Northeast Companies’ estimate that remediation costs at Waterbury North could total $23. UGI Utilities is defending the suit.
French tax authorities levy various taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as “business tax.” The amount of business tax charged annually is generally dependent upon the value of the entity’s tangible fixed assets. Prior to the Antargaz Acquisition, Antargaz filed suit against French tax authorities in connection with the assessment of business tax related to certain of its owned tanks at customer locations. Elf Antar France and Elf Aquitaine, now Total France, former owners of Antargaz, agreed to indemnify Antargaz for all payments which would have been due from Antargaz in respect of the tax related to its tanks for the period from January 1, 1997 through December 31, 2000. During the year ended September 30, 2005, Antargaz was required to remit payment to the French tax authorities with respect to this matter and Antargaz was fully reimbursed pursuant to the indemnity agreement. At September 30, 2007, the remaining amount subject to the indemnification is immaterial.
On February 4, 2005, Antargaz received a letter that was issued by the French government to the French Committee of Butane and Propane (“CFBP”), a butane/propane industry group, concerning the business tax, that eliminated the requirement for Antargaz to pay business tax associated with tanks at certain customer locations. In addition, during 2005, resolution was reached relating to business taxes relating to a prior year. Further changes in the French government or tax authorities’ interpretation of the tax laws or in the tax laws themselves, could have either an adverse or a favorable effect on our results of operations. Our 2005 Statement of Income includes a pre-tax gain of $18.8 and net after-tax gain of $14.2 associated with the resolution of business tax matters related principally to prior years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
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
Note 11 — Financial Instruments
In accordance with its commodity hedging policy, the Partnership uses derivative instruments, including price swap and option contracts and contracts for the forward sale of propane, to manage the cost of a portion of its forecasted purchases of propane and to manage market risk associated with propane storage inventories. These derivative instruments have been designated by the Partnership as cash flow or fair value hedges under SFAS 133. The fair values of these derivative instruments are affected by changes in propane product prices. In addition to these derivative instruments, the Partnership may also enter into contracts for the forward purchase of propane as well as fixed-price supply agreements to manage propane market price risk. These contracts generally qualify for the normal purchases and normal sales exception of SFAS 133 and therefore are not adjusted to fair value.
Flaga also uses derivative instruments, principally price swap contracts, to reduce market risk associated with purchases of LPG. These contracts may or may not qualify for hedge accounting under SFAS 133. Antargaz uses forward foreign exchange contracts and may use other derivative instruments, similar to those used by the Partnership, to manage the cost of a portion of its forecasted purchases of LPG.
Energy Services uses exchange-traded and over-the-counter natural gas futures contracts to manage market risk associated with forecasted purchases of natural gas it sells under firm commitments and forecasted sales at market prices. In addition, Energy Services uses price swap and option contracts to manage market risk associated with forecasted purchases of propane it sells under firm commitments. These derivative instruments are designated as cash flow hedges. The fair values of these futures and swap and option contracts are affected by changes in natural gas and propane prices.
In accordance with its commodity hedging policy, Gas Utility may enter into natural gas call option and futures contracts to reduce volatility in the cost of gas it purchases for its firm-residential, commercial and industrial (“retail core-market”) customers and Electric Utility may enter into electric swap agreements in order to reduce the volatility in the cost of anticipated electricity requirements. Because the cost of the natural gas option and futures contracts and any associated losses or gains are included in Gas Utility’s PGC recovery mechanism, as these contracts are marked to fair value in accordance with SFAS 133, any losses or gains are deferred for future recovery from or refund to Gas Utility’s ratepayers.
We enter into interest rate protection agreements (“IRPAs”) designed to manage interest rate risk associated with planned issuances of fixed-rate long-term debt. We designate these IRPAs as cash flow hedges. Gains or losses on IRPAs are included in accumulated other comprehensive income and are reclassified to interest expense as the interest expense on the associated debt affects earnings. Antargaz has entered into interest rate swap agreements to fix the variable interest component of its Senior Facilities term loan through March 2011. Flaga has entered into an interest rate swap agreement to fix the variable interest component of substantially all of its term loan through September 2011.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery of natural gas and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts are not subject to the accounting requirements of SFAS 133 because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business or the value of the contract is directly associated with the price or value of a service.
During fiscal 2007, 2006 and 2005, amounts recognized in earnings representing cash flow hedge ineffectiveness were not material. Gains and losses included in accumulated other comprehensive income at September 30, 2007 relating to cash flow hedges will be reclassified into (1) cost of sales when the forecasted purchase or sale of LPG, natural gas or electricity subject to the hedges impacts net income and (2) interest expense when interest on anticipated issuances of fixed-rate long-term debt or interest expense on variable rate debt subject to interest rate swaps is reflected in net income. Included in accumulated other comprehensive income at September 30, 2007 are net after-tax losses of approximately $7.0 from settled IRPAs and IRPAs associated with forecasted issuances of debt anticipated to occur during fiscal 2009 and 2010. The amount of this net loss that is expected to be reclassified into net income during the next twelve months is not material. Also included in accumulated other

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
comprehensive income at September 30, 2007 are (1) net after-tax losses of approximately $1.3 principally associated with future purchases of natural gas and propane generally anticipated to occur during the next twelve months, (2) net after-tax gains of approximately $0.5 associated with future electric supply purchases expected to occur through December 2007, (3) net after-tax gains of $13.6 associated with International Propane interest rate swaps, and (4) net after-tax losses of $5.3 associated with forecasted U.S. dollar-denominated purchases of LPG by our International Propane businesses generally anticipated to occur during the next three years. The amount of the losses that is expected to be reclassified into net income during the next twelve months associated with the U.S. dollar-denominated purchases is not material. The actual amount of gains or losses on unsettled derivative instruments that ultimately is reclassified into net income will depend upon the value of such derivative contracts when settled. The fair value of the long-term portion of unsettled derivative instruments is included in Other assets and Other noncurrent liabilities in the Consolidated Balance Sheets.
The primary currency for which the Company has exchange rate risk is the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries. If a derivative is designated as a hedge of an investment in a foreign subsidiary and qualifies for hedge accounting, any realized gains or losses remain in other comprehensive income until such foreign operations have been liquidated. At September 30, 2007, a net after-tax loss of $4.9 is included in accumulated other comprehensive income associated with settled and unsettled net investment hedges.
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated fair values of our remaining financial instruments (including unsettled derivative instruments) at September 30, 2007 and 2006 are as follows:

	Carrying	Estimated
	Amount	Fair Value

2007:
Natural gas futures and options contracts	$(1.4)	$(1.4)
Electric supply swap	0.8	0.8
Propane swap and option contracts	18.3	18.3
Interest rate protection and swap agreements	21.3	21.3
Foreign currency forward contracts	(14.7)	(14.7)
Long-term debt	2,053.5	2,037.6

2006:
Natural gas futures and options contracts	$(6.0)	$(6.0)
Electric supply swap	5.2	5.2
Propane swap and option contracts	(26.4)	(26.4)
Interest rate protection and swap agreements	14.4	14.4
Foreign currency forward contracts	2.4	2.4
Long-term debt	1,996.9	2,006.8
We estimate the fair value of long-term debt by using current market prices and by discounting future cash flows using rates available for similar type debt. Fair values of derivative instruments reflect the estimated amounts that we would receive or pay to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at September 30, 2007 and 2006.
We have financial instruments, such as short-term investments and trade accounts receivable, which could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds and securities guaranteed by the U.S. Government or its agencies. The credit risk from trade accounts receivable is limited because we have a large customer base, which extends across many different U.S. markets and several foreign countries. We attempt to minimize the credit risk associated with our derivative financial instruments through the application of credit policies.
Note 12 — Energy Services Accounts Receivable Securitization Facility
UGI Energy Services, Inc. (“ESI”) has a $200 receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Prior to September 2006, ESI’s Receivables Facility was $150.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Under the Receivables Facility, ESI transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special-purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of ESI and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” ESI continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.
During fiscal 2007, 2006 and 2005, ESI sold trade receivables totaling $1,241.0, $1,306.0 and $1,253.6, respectively, to ESFC. During fiscal 2007, 2006 and 2005, ESFC sold an aggregate $495.5, $859.5 and $475.5, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At September 30, 2007, the outstanding balance of ESFC trade receivables was $65.7 which is net of $16 that was sold to the commercial paper conduit and removed from the balance sheet. At September 30, 2006, the outstanding balance of ESFC trade receivables was $24.1 which is net of $60.5 that was sold to the commercial paper conduit and removed from the balance sheet. Losses on sales of receivables to the commercial paper conduit that occurred during fiscal 2007, 2006 and 2005 , which are included in Other income, net, were $1.5, $3.3, and $0.9, respectively.
In addition, a major bank has committed to issue up to $50 of standby letters of credit, secured by cash or marketable securities (“LC Facility”). Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires April 2008.
Note 13 — Other Income, Net
Other income (loss), net, comprises the following:

	2007	2006	2005

Interest and interest-related income	$11.5	$15.8	$6.3
Utility non-tariff service income	5.1	1.0	1.3
Gain (loss) on sales of fixed assets	0.5	(0.1)	3.4
Gain on sale of Energy Ventures	—	9.1	—
Gain on Partnership sale of storage facility	46.1	—	—
Finance charges	10.2	8.4	7.6
French business tax reversal	—	—	19.9
Other	4.5	2.6	8.2

Total other income, net	$77.9	$36.8	$46.7

Note 14 — AmeriGas Partners Common Unit Issuances
In September 2007, in conjunction with a propane business acquisition, the Partnership issued 166,205 Common Units to the General Partner having a fair value of $5.7.
In September 2005, AmeriGas Partners sold 2,300,000 Common Units in an underwritten public offering at a public offering price of $33.00 per Common Unit. The net proceeds of the public offering totaling $72.7 and the associated capital contributions from the General Partner totaling $1.5 were contributed to AmeriGas OLP, and used to reduce indebtedness under its bank credit agreement and for general partnership purposes. Concurrent with this sale of Common Units, the Company recorded a gain in the amount of $28.0 which is reflected in the Company’s balance sheet as an increase in common stockholders’ equity and a corresponding decrease in minority interests in AmeriGas Partners in accordance with the guidance in SAB 51. The gain had no effect on the Company’s net income or cash flow. Total deferred income tax liabilities of $16.0 associated with this gain with a corresponding decrease to common stockholders’ equity were also recorded and reflected in the Consolidated Balance Sheet.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 15 — Quarterly Data (unaudited)
The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our businesses.

	December 31,		March 31		June 30,		September 30,
	2006	2005	2007	2006(a)	2007	2006(b)	2007(c)	2006
Revenues	$1,463.2	$1,577.9	$2,002.1	$1,845.5	$1,076.8	$919.1	$934.8	$878.5
Operating income	$167.3	$160.2	$300.5	$262.6	$51.6	$38.5	$61.9	$6.4
Income (loss) from equity investees	$—	$(0.6)	$(1.3)	$(0.6)	$(0.9)	$—	$1.6	$(1.0)
Net income (loss)	$61.9	$57.5	$120.2	$104.0	$11.5	$18.7	$10.7	$(4.0)
Earnings (loss) per share:
Basic	$0.58	$0.55	$1.13	$0.99	$0.11	$0.18	$0.10	$(0.04)
Diluted	$0.58	$0.54	$1.12	$0.98	$0.11	$0.18	$0.10	$(0.04)
(a)
Includes a gain on the sale of our 50% ownership interest in Energy Ventures which increased operating income by $9.1 and net income by $5.3 or $0.05 per diluted share, and a loss on early extinguishments of AmeriGas Propane’s debt which decreased net income by $4.6 or $0.04 per diluted share.

(b)
Includes the effects of changes in management’s estimate of taxes to be paid associated with planned repatriation of foreign earnings which increased net income by approximately $5.0 or $0.05 per diluted share.

(c)	Includes a gain from sale of the Partnership’s 3.5 million barrel underground storage terminal which increased operating income by $46.1 and net income by $12.5 or $0.12 per diluted share.
Note 16 — Segment Information
We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) and regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment comprising Flaga and our international propane equity investments (“Other”); (4) Gas Utility; (5) Electric Utility; and (6) Energy Services. We refer to both international segments collectively as “International Propane.”
AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers from locations in 46 states. Our International Propane segments’ revenues are derived principally from the distribution of LPG to retail customers in France and Austria. Gas Utility’s revenues are derived principally from the sale and distribution of natural gas to customers in eastern and northeastern Pennsylvania. Electric Utility derives its revenues principally from the distribution of electricity in two northeastern Pennsylvania counties. Energy Services revenues are derived from the sale of natural gas and, to a lesser extent, LPG, electricity and fuel oil to customers located primarily in the Eastern United States.
The accounting policies of our reportable segments are the same as those described in Note 1. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. The Company’s definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income (loss) before income taxes.
No single customer represents more than ten percent of our consolidated revenues. In addition, all of our reportable segments’ revenues, other than those of our International Propane segments, are derived from sources within the United States, and all of our reportable segments’ long-lived assets, other than those of our International Propane segments, are located in the United States.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Financial information by reportable business segment follows:

				Reportable Segments
		Elim-		AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	inations		Propane	Utility	Utility	Services	Antargaz	Other (b)	& Other (c)
2007
Revenues	$5,476.9	$(197.3	) (d)	$2,277.4	$1,044.9	$121.9	$1,336.1	$759.2	$41.2	$93.5
Cost of sales	$3,730.8	$(193.8	) (d)	$1,437.2	$741.5	$67.8	$1,235.2	$366.7	$21.9	$54.3
Operating income	$581.3	$—		$265.8	$136.6	$26.0	$57.4	$94.5	$—	$1.0
Loss from equity investees	(3.8)	—		—	—	—	—	(1.8)	(2.0)	—
Interest expense	(139.6)	—		(71.5)	(39.9)	(2.4)	—	(23.1)	(2.1)	(0.6)
Minority interests	(106.9)	(0.2)		(105.3)	—	—	—	(1.4)	—	—

Income (loss) before income taxes	$331.0	$(0.2)		$89.0	$96.7	$23.6	$57.4	$68.2	$(4.1)	$0.4
Depreciation and amortization	$169.2	$—		$75.7	$37.4	$3.5	$6.9	$41.5	$3.4	$0.8
Partnership EBITDA (a)				$338.7
Total assets	$5,502.7	$(358.1)		$1,708.4	$1,531.2	$102.9	$254.9	$1,648.9	$196.8	$417.7
Capital expenditures	$223.1	$—		$73.8	$66.2	$7.2	$10.7	$61.8	$2.5	$0.9
Investments in equity investees	$63.9	$—		$—	$—	$—	$—	$—	$63.9	$—
Goodwill	$1,498.8	$(4.0)		$645.1	$162.3	$—	$11.8	$630.3	$46.3	$7.0

2006
Revenues	$5,221.0	$(156.1	) (d)	$2,119.3	$724.0	$98.0	$1,414.3	$881.9	$63.6	$76.0
Cost of sales	$3,657.9	$(152.3	) (d)	$1,343.8	$522.9	$51.0	$1,328.2	$478.4	$38.8	$47.1
Operating income	$467.7	$—		$184.1	$84.2	$20.7	$53.1	$115.4	$3.9	$6.3
Loss from equity investees	(2.2)	—		—	—	—	—	(1.6)	(0.6)	—
Loss on extinguishments of debt	(18.5)	—		(17.1)	—	—	—	(1.4)	—	—
Interest expense	(123.6)	—		(74.1)	(21.8)	(2.5)	—	(23.1)	(1.7)	(0.4)
Minority interests	(48.7)	(0.4)		(51.3)	—	—	—	3.0	—	—

Income before income taxes	$274.7	$(0.4)		$41.6	$62.4	$18.2	$53.1	$92.3	$1.6	$5.9
Depreciation and amortization	$148.7	$—		$72.5	$23.3	$3.3	$6.7	$38.2	$3.9	$0.8
Partnership EBITDA (a)				$237.9
Total assets	$5,080.5	$(340.7)		$1,627.2	$1,504.3	$105.3	$238.5	$1,406.8	$183.4	$355.7
Capital expenditures	$191.7	$—		$70.7	$49.2	$9.0	$7.0	$47.9	$7.6	$0.3
Investments in equity investees	$58.2	$—		$—	$—	$—	$—	$—	$58.2	$—
Goodwill	$1,418.2	$(4.0)		$619.1	$182.9	$—	$11.8	$560.7	$40.9	$6.8

2005
Revenues	$4,888.7	$(124.1	) (d)	$1,963.3	$585.1	$96.1	$1,355.0	$869.9	$74.0	$69.4
Cost of sales	$3,306.0	$(120.0	) (d)	$1,220.0	$390.1	$47.8	$1,281.4	$401.5	$42.6	$42.6
Operating income	$503.0	$—		$168.1	$81.6	$21.6	$37.5	$188.3 (e)	$5.5	$0.4
Loss from equity investees	(2.6)	—		—	—	—	—	(2.5)	(0.1)	—
Loss on extinguishments of debt	(33.6)	—		(33.6)	—	—	—	—	—	—
Interest expense	(130.2)	—		(79.8)	(16.6)	(1.7)	—	(28.6)	(2.9)	(0.6)
Minority interests	(29.9)	3.9		(33.1)	—	—	—	(0.7)	—	—

Income (loss) before income taxes	$306.7	$3.9		$21.6	$65.0	$19.9	$37.5	$156.5 (e)	$2.5	$(0.2)
Depreciation and amortization	$146.4	$—		$73.7	$20.7	$3.1	$5.7	37.6	$4.9	$0.7
Partnership EBITDA (a)				$215.9
Total assets	$4,571.5	$(348.1)		$1,672.9	$803.6	$99.8	$296.1	$1,404.8	$152.4	$490.0
Capital expenditures	$158.4	$—		$62.6	$38.8	$7.5	$6.2	$38.5	$3.5	$1.3
Investments in equity investees	$12.8	$—		$—	$—	$—	$8.5	$1.6	$2.7	$—
Goodwill	$1,231.2	$(4.0)		$618.2	$—	$—	$11.8	$531.4	$67.5	$6.3

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Year ended September 30,	2007	2006	2005
Partnership EBITDA (i)	$338.7	$237.9	$215.9
Depreciation and amortization (ii)	(75.7)	(72.5)	(73.6)
Minority interests (iii)	2.8	1.6	1.3
Intercompany gain on sale of Atlantic Energy	—	—	(9.1)
Loss on extinguishments of debt	—	17.1	33.6

Operating income	$265.8	$184.1	$168.1

(i)	Includes $46.1 gain on the sale of Arizona storage facility in fiscal 2007 and $9.1 gain on the sale of Atlantic Energy to Energy Services in fiscal 2005. See Note 2.

(ii)	Excludes General Partner depreciation and amortization of $0.1 in fiscal 2005

(iii)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)	International Propane — Other principally comprises FLAGA, including its Central and Eastern European joint-venture ZLH, and our joint-venture business in China.

(c)
Corporate & Other results principally comprise UGI Enterprises’ HVAC/R, net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses, interest income, and, beginning January 1, 2007, UGI Utilities’ HVAC operations. Corporate and Other’s assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(d)
Represents the elimination of intersegment transactions primarily associated with Energy Services’ revenues from sales to Gas Utility and AmeriGas Propane totaling $127.1 and $33.6 in fiscal 2007, respectively, $101.0 and $37.3 in fiscal 2006, respectively, and $89.2 and $25.9 in fiscal 2005, respectively.

(e)	International Propane — Antargaz’ operating income and income before income taxes for fiscal 2005 include $18.8 associated with the resolution of certain business tax contingencies (see Note 10).

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
ASSETS	2007	2006

Current assets:
Cash and cash equivalents	$0.7	$—
Accounts and notes receivable	9.1	5.8
Deferred income taxes	0.3	0.2
Prepaid expenses and other current assets	1.6	1.7

Total current assets	11.7	7.7

Investments in subsidiaries	1,337.5	1,117.8
Other assets	14.6	8.8

Total assets	$1,363.8	$1,134.3

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts and notes payable	$11.0	$11.3
Derivative financial instruments	6.5	—
Accrued liabilities	4.1	4.9

Total current liabilities	21.6	16.2

Noncurrent liabilities	20.3	18.5

Commitments and contingencies

Common stockholders’ equity:
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,152,994 shares)	831.6	807.5
Retained earnings	497.5	370.0
Accumulated other comprehensive income (loss)	57.7	(3.8)

	1,386.8	1,173.7
Less treasury stock, at cost	(64.9)	(74.1)

Total common stockholders’ equity	1,321.9	1,099.6

Total liabilities and common stockholders’ equity	$1,363.8	$1,134.3

Commitments and Contingencies:
In addition to the guarantees of Flaga’s debt and 50% of ZLH’s working capital facility as described in Note 3 to Consolidated Financial Statements, at September 30, 2007, UGI Corporation had agreed to indemnify the issuers of $29.5 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $385.0 of obligations to suppliers and customers of UGI Energy Services, Inc. (UESI) and subsidiaries of which $342.1 of such obligations were outstanding as of September 30, 2007.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended
	September 30,
	2007	2006	2005
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	27.2	25.4	30.0
Other income, net	(27.1)	(25.7)	(29.5)

	0.1	(0.3)	0.5

Operating (loss) income	(0.1)	0.3	(0.5)
Intercompany interest income (expense)	0.2	(5.6)	(3.7)

Income (loss) before income taxes	0.1	(5.3)	(4.2)
Income tax expense (benefit)	0.8	(1.1)	1.0

Loss before equity in income of unconsolidated subsidiaries	(0.7)	(4.2)	(5.2)
Equity in income of unconsolidated subsidiaries	205.0	180.4	192.7

Net income	$204.3	$176.2	$187.5

Earnings per common share:
Basic	$1.92	$1.67	$1.81

Diluted	$1.89	$1.65	$1.77

Average common shares outstanding (millions):
Basic	106.451	105.455	103.877

Diluted	107.941	106.727	105.723

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended
	September 30,
	2007	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$105.1	$357.6	$93.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in unconsolidated subsidiaries	(44.0)	(295.4)	(53.4)

Net cash used by investing activities	(44.0)	(295.4)	(53.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(76.8)	(72.5)	(67.4)
Issuance of Common Stock	16.4	10.0	27.1

Net cash used by financing activities	(60.4)	(62.5)	(40.3)

Cash and cash equivalents increase (decrease)	$0.7	$(0.3)	$(0.4)

Cash and cash equivalents:
End of period	$0.7	$—	$0.3
Beginning of period	—	0.3	0.7

Increase (decrease)	$0.7	$(0.3)	$(0.4)

(a)	Includes dividends received from unconsolidated subsidiaries of $100.0, $351.6, and $98.5, respectively, for the years ended September 30, 2007, 2006 and 2005.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2007
Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$38.0	$26.7	$(28.3	) (1)	$37.7

			1.3	(4)

Other reserves:

Self-insured property and casualty liability	$62.9	$16.1	$(15.3	) (3)	$65.0

			1.3	(2)

Insured property and casualty liability	$0.3				$0.3

Environmental, litigation and other	$26.5	$1.0	$(0.9	) (3)	$36.1

			1.2	(2)
			8.3	(4)

Year Ended September 30, 2006
Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$29.2	$25.0	$(22.4	) (1)	$38.0

			6.2	(4)

Other reserves:

Self-insured property and casualty liability	$66.0	$13.8	$(17.9	) (3)	$62.9

			0.1	(2)
			0.9	(4)

Insured property and casualty liability	$0.6		$(0.3	) (3)	$0.3

Environmental, litigation and other	$19.7	$7.5	$(1.2	) (3)	$26.5

			0.1	(2)
			0.4	(4)

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Millions of dollars)

Year Ended September 30, 2005
Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$22.3	$25.1	$(19.0	) (1)	$29.2

			$0.8	(2)

Other reserves:

Self-insured property and casualty liability	$57.8	$25.9	$(17.7	) (3)	$66.0

Insured property and casualty liability	$0.6				$0.6

Environmental, litigation and other	$34.7	$(11.1)	$(4.7	) (3)	$19.7

			0.8	(2)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Other adjustments.

(3)	Payments, net.

(4)	Acquisition

EXHIBIT INDEX

Exhibit No.	Description

10.8	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006

10.16	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, As Amended and Restated on July 31, 2007

10.90
Extension of Guarantee Agreement dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Osterreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the extension of the Working Capital Facility Agreement dated July 26, 2006, between RZB and Flaga GmbH

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