Form 10-Q
period 2007-12-31
UGI CORP /PA/
filed 2008-02-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2008, there were 106,757,051 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31,	September 30,	December 31,
	2007	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$212.3	$251.8	$124.4
Restricted cash	19.7	12.8	25.1
Short-term investments (at cost, which approximates fair value)	—	—	4.2
Accounts receivable (less allowances for doubtful accounts of $36.3, $37.7 and $38.6, respectively)	903.1	459.8	645.0
Accrued utility revenues	82.1	17.9	58.1
Inventories	393.6	359.5	340.8
Deferred income taxes	17.3	9.6	52.1
Income taxes recoverable	—	7.8	—
Utility regulatory assets	14.6	14.8	—
Derivative financial instruments	36.9	20.3	12.0
Prepaid expenses and other current assets	17.9	19.3	10.4

Total current assets	1,697.5	1,173.6	1,272.1

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,416.3, $1,387.2, and $1,284.2, respectively)	2,419.0	2,397.4	2,249.2

Goodwill	1,513.6	1,498.8	1,443.1
Intangible assets (less accumulated amortization of $90.2, $84.2 and $67.7, respectively)	171.7	173.1	164.6
Utility regulatory assets	90.6	89.0	73.8
Investments in equity investees	66.0	63.9	60.5
Other assets	109.7	106.9	113.8

Total assets	$6,068.1	$5,502.7	$5,377.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$14.4	$14.7	$32.0
UGI Utilities bank loans	257.0	190.0	250.0
AmeriGas Propane bank loans	67.0	—	—
Other bank loans	9.7	8.9	9.4
Accounts payable	714.1	420.8	524.8
Other current liabilities	415.8	423.1	391.6

Total current liabilities	1,478.0	1,057.5	1,207.8

Long-term debt	2,052.5	2,038.8	1,986.3
Deferred income taxes	522.4	506.4	505.9
Deferred investment tax credits	6.3	6.4	6.7
Other noncurrent liabilities	391.9	379.5	360.1

Total liabilities	4,451.1	3,988.6	4,066.8

Commitments and contingencies (note 6)

Minority interests, principally in AmeriGas Partners	213.7	192.2	152.3

Common Stockholders’ Equity
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,152,994 shares)	833.9	831.6	810.8
Retained earnings	556.7	497.5	413.1
Accumulated other comprehensive income	77.2	57.7	5.0

	1,467.8	1,386.8	1,228.9
Treasury stock, at cost	(64.5)	(64.9)	(70.9)

Total common stockholders’ equity	1,403.3	1,321.9	1,158.0

Total liabilities and stockholders’ equity	$6,068.1	$5,502.7	$5,377.1

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended
	December 31,
	2007	2006
Revenues	$1,764.7	$1,463.2

Costs and expenses:
Cost of sales	1,242.0	994.4
Operating and administrative expenses	286.7	261.2
Utility taxes other than income taxes	4.5	4.6
Depreciation and amortization	44.9	41.7
Other income, net	(9.6)	(6.0)

	1,568.5	1,295.9

Operating income	196.2	167.3
Loss from equity investees	(0.7)	—
Interest expense	(36.1)	(36.0)

Income before income taxes and minority interests	159.4	131.3
Income taxes	(48.5)	(38.1)
Minority interests, principally in AmeriGas Partners	(30.9)	(31.3)

Net income	$80.0	$61.9

Earnings Per Common Share:
Basic	$0.75	$0.58

Diluted	$0.74	$0.58

Average common shares outstanding (millions):
Basic	106.981	105.930

Diluted	108.318	107.573

Dividends declared per common share	$0.1850	$0.1763

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80.0	$61.9
Reconcile to net cash from operating activities:
Depreciation and amortization	44.9	41.7
Minority interests, principally in AmeriGas Partners	30.9	31.3
Deferred income taxes, net	8.7	1.7
Other, net	13.3	16.2
Net change in:
Accounts receivable and accrued utility revenues	(511.4)	(301.2)
Inventories	(33.3)	1.1
Deferred fuel costs	2.6	(0.3)
Accounts payable	289.1	147.1
Other current assets and liabilities	(7.4)	0.4

Net cash used by operating activities	(82.6)	(0.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(51.8)	(53.8)
Acquisitions of businesses, net of cash acquired	1.2	(0.1)
Net proceeds from disposals of assets	3.9	1.8
Increase in restricted cash	(6.9)	(10.9)
Other, net	(2.1)	(3.6)

Net cash used by investing activities	(55.7)	(66.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(19.7)	(18.7)
Distributions on AmeriGas Partners publicly held Common Units	(19.7)	(18.7)
Issuances of debt	—	0.1
Repayments of debt	(0.8)	(1.1)
Increase in UGI Utilities bank loans	67.0	34.0
Increase in AmeriGas Propane bank loans	67.0	—
Other bank loans increase (decrease)	0.6	(0.4)
Issuances of UGI Common Stock	1.6	5.8
Other	—	1.5

Net cash provided by financing activities	96.0	2.5

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.8	2.4

Cash and cash equivalents decrease	$(39.5)	$(61.8)

Cash and cash equivalents:
End of period	$212.3	$124.4
Beginning of period	251.8	186.2

Decrease	$(39.5)	$(61.8)

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
1.	Basis of Presentation

UGI Corporation (“UGI”) is a holding company that, through subsidiaries and joint-venture affiliates, distributes and markets energy products and related services. In the United States, we own and operate (1) a retail propane distribution business; (2) natural gas and electric distribution utilities; (3) electricity generation facilities; and (4) energy marketing and related businesses. Internationally, we distribute liquefied petroleum gases (“LPG”) in France, central and eastern Europe and China. We refer to UGI and its consolidated subsidiaries collectively as “the Company” or “we.”

We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At December 31, 2007, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.5% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,301,993 publicly held Common Units representing limited partner interests.

Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France; (2) conducts LPG distribution businesses and participates in an LPG joint-venture business, Zentraleuropa LPG Holding (“ZLH”), in central and eastern Europe (collectively, “Flaga”); and (3) participates in an LPG joint-venture business in the Nantong region of China. Our LPG distribution business in France is conducted through Antargaz, a subsidiary of AGZ Holding (“AGZ”), and its operating subsidiaries (collectively, “Antargaz”). We refer to our foreign operations collectively as “International Propane.”

Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. and its subsidiary, UGI Penn Natural Gas, Inc. (“UGIPNG”). UGI Utilities, Inc. owns and operates (1) natural gas distribution utilities in eastern and northeastern Pennsylvania (“UGI Gas” and “PNG Gas,” respectively) and (2) an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Gas and PNG Gas (collectively, “Gas Utility”) and Electric Utility are subject to regulation by the Pennsylvania Public Utility Commission (“PUC”). The term “UGI Utilities” is used as an abbreviated reference to UGI Utilities, Inc. or UGI Utilities, Inc. and its subsidiaries including UGIPNG.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007 (“Company’s 2007 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Restricted Cash. Restricted cash represents those cash balances in our natural gas and electricity futures brokerage accounts which are restricted from withdrawal.

Earnings Per Common Share. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended
	December 31,
	2007	2006
Denominator (millions of shares):
Average common shares outstanding for basic computation	106.981	105.930
Incremental shares issuable for stock options and awards	1.337	1.643

Average common shares outstanding for diluted computation	108.318	107.573

Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,
	2007	2006
Net income	$80.0	$61.9
Other comprehensive income	19.5	8.8

Comprehensive income	$99.5	$70.7

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
Adoption of FIN 48. Effective October 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (likelihood greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Any cumulative effect from the adoption of FIN 48 is recorded as an adjustment to opening retained earnings. As a result of the adoption of FIN 48, effective October 1, 2007 we recorded a non-cash reduction to retained earnings of $1.2.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
We classify interest on tax deficiencies and income tax penalties as income taxes. As of October 1, 2007, we had unrecognized income tax benefits totaling $4.3, including related accrued interest and penalties of $0.4. If these unrecognized tax benefits were subsequently recognized, $4.3 would be recorded as a benefit to income taxes on the consolidated statement of income and, therefore, would impact the reported effective tax rate.
The Company conducts business and files tax returns in the U.S., numerous states and local jurisdictions, and in certain European countries, principally France and Austria. Our U.S. federal income tax returns and our French and Austrian tax returns are effectively settled through the 2004 tax year. UGI Corporation’s federal income tax returns for fiscal 2005 and fiscal 2006 are currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of the pending U.S. federal and other tax audits in progress, we anticipate that the Internal Revenue Service’s audit of our fiscal 2005 and 2006 U.S. federal income tax returns will be completed by the end of fiscal 2008. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended U.S. federal income tax returns remains subject to examination by various states for a period of up to one year after formal notification to the states of such U.S. federal tax return amendments. Given the early stage of the 2005 and 2006 U.S. federal income tax audits, we cannot currently estimate the amount of any change in unrecognized income tax benefits that may occur over the next twelve months.
Recently Issued Accounting Pronouncements. In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 141R.
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require, among other things, (1) ownership interests in subsidiaries held by parties other than the parent be presented within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and the noncontrolling interest be presented clearly on the income statement; (3) changes in a parent’s ownership interest while retaining control be accounted for as equity transactions; and (4) any retained noncontrolling equity investments in a former subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 160.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

2.	Intangible Assets

The Company’s intangible assets comprise the following:

	December 31,	September 30,	December 31,
	2007	2007	2006
Goodwill (not subject to amortization)	$1,513.6	$1,498.8	$1,443.1

Other intangible assets:
Customer relationships, noncompete agreements and other	$212.3	$208.9	$187.4
Trademark (not subject to amortization)	49.6	48.4	44.9

Gross carrying amount	261.9	257.3	232.3

Accumulated amortization	(90.2)	(84.2)	(67.7)

Net carrying amount	$171.7	$173.1	$164.6

The increases in goodwill and other intangible assets during the three months ended December 31, 2007 principally reflects the effects of foreign currency translation. Amortization expense of intangible assets was $4.6 and $4.1 for the three months ended December 31, 2007 and 2006, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: fiscal 2008 — $17.6; fiscal 2009 - $16.9; fiscal 2010 — $15.4; fiscal 2011 — $14.8; fiscal 2012 — $14.7.

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

The accounting policies of the six segments disclosed are the same as those described in Note 1, Organization and Significant Accounting Policies, in the Company’s 2007 Annual Report. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. The Company’s definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars except per share amounts)
3. Segment Information (continued)
Three Months Ended December 31, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,764.7	$(58.7)	$748.2	$326.7	$31.9	$365.3	$313.1	$15.3	$22.9

Cost of sales	$1,242.0	$(57.5)	$506.3	$236.8	$17.7	$331.4	$186.1	$8.7	$12.5

Segment profit:
Operating income	$196.2	$(0.2)	$74.0	$50.1	$7.4	$23.7	$37.7	$1.4	$2.1
Loss from equity investees	(0.7)	—	—	—	—	—	(0.2)	(0.5)	—
Interest expense	(36.1)	—	(18.2)	(10.4)	(0.5)	—	(6.3)	(0.7)	—
Minority interests	(30.9)	—	(30.5)	—	—	—	(0.4)	—	—

Income before income taxes	$128.5	$(0.2)	$25.3	$39.7	$6.9	$23.7	$30.8	$0.2	$2.1

Depreciation and amortization	$44.9	$(0.1)	$19.8	$9.3	$0.9	$1.7	$11.9	$1.0	$0.4
Partnership EBITDA (c)			$93.1

Segment assets (at period end)	$6,068.1	$(349.9)	$1,866.3	$1,655.1	$110.7	$357.2	$1,799.5	$207.5	$421.7

Investments in equity investees (at period end)	$66.0	$—	$—	$—	$—	$—	$—	$66.0	$—

Goodwill (at period end)	$1,513.6	$(4.0)	$643.8	$162.3	$—	$11.8	$645.3	$47.4	$7.0

Three Months Ended December 31, 2006:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,463.2	$(42.6)	$616.6	$274.4	$24.9	$344.2	$215.3	$11.1	$19.3

Cost of sales	$994.4	$(41.6)	$388.7	$193.8	$12.2	$318.7	$105.0	$5.9	$11.7

Segment profit:
Operating income (loss)	$167.3	$(0.4)	$75.3	$38.2	$6.2	$15.2	$33.0	$0.1	$(0.3)
Interest expense	(36.0)	—	(18.0)	(10.8)	(0.7)	—	(5.6)	(0.5)	(0.4)
Minority interests	(31.3)	—	(31.3)	—	—	—	—	—	—

Income (loss) before income taxes	$100.0	$(0.4)	$26.0	$27.4	$5.5	$15.2	$27.4	$(0.4)	$(0.7)

Depreciation and amortization	$41.7	$(0.1)	$18.6	$9.3	$0.9	$1.8	$10.1	$0.8	$0.3
Partnership EBITDA (c)			$93.1

Segment assets (at period end)	$5,377.1	$(345.8)	$1,657.0	$1,603.2	$106.5	$300.9	$1,498.4	$192.5	$364.4

Investments in equity investees (at period end)	$60.5	$—	$—	$—	$—	$—	$—	$60.5	$—

Goodwill (at period end)	$1,443.1	$(4.0)	$619.1	$182.9	$—	$11.8	$583.6	$42.9	$6.8

(a)	International Propane-Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH, and our joint-venture business in China.

(b)
Corporate & Other results principally comprise UGI Enterprises’ HVAC/R operations, net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses, interest income and, beginning January 1, 2007, UGI Utilities’ HVAC operations. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,	2007	2006
Partnership EBITDA	$93.1	$93.1
Depreciation and amortization	(19.8)	(18.6)
Minority interests (i)	0.7	0.8

Operating income	$74.0	$75.3

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
4.	Energy Services Accounts Receivable Securitization Facility

Energy Services has a $200 receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009, although the Receivables Facility may terminate prior to such date due to the terminations of commitments of the Receivables Facility back-up purchasers. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

During the three months ended December 31, 2007 and 2006, Energy Services sold trade receivables totaling $315.1 and $299.7, respectively, to ESFC. During the three months ended December 31, 2007 and 2006, ESFC sold an aggregate $51.4 and $150.0, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2007, the outstanding balance of ESFC trade receivables was $130.9 which is net of $2.9 that was sold to the commercial paper conduit and removed from the balance sheet. At December 31, 2006, the outstanding balance of ESFC trade receivables was $84.7 which is net of $49.5 that was sold to the commercial paper conduit and removed from the balance sheet.

In addition, a major bank has committed to issue up to $50 of standby letters of credit, secured by cash or marketable securities (“LC Facility”) to Energy Services. At December 31, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility is currently scheduled to expire in April 2008.

5.	Defined Benefit Pension and Other Postretirement Plans

We sponsor two defined benefit pension plans for employees of UGI, UGI Utilities, UGIPNG, and certain of UGI’s other wholly owned subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$1.5	$1.6	$0.1	$0.1
Interest cost	4.9	4.7	0.3	0.3
Expected return on assets	(6.1)	(5.9)	(0.2)	(0.2)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	—	0.1	(0.1)	(0.1)
Actuarial loss	—	0.3	—	0.1

Net benefit cost	0.3	0.8	0.1	0.3
Change in regulatory assets and liabilities	—	—	0.8	0.7

Net expense	$0.3	$0.8	$0.9	$1.0

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2008 for ERISA funding purposes and Antargaz does not expect to make any material contributions to fund its pension or other postretirement benefits during fiscal 2008. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2007, nor are they expected to be material for the year ending September 30, 2008.

We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense for these plans of $0.6 for each of the three-month periods ended December 31, 2007 and 2006.

6.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At December 31, 2007, the potential amount payable under this indemnity by the Company Parties was approximately $58.0. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

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

From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s. At December 31, 2007, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.

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

As a result of the acquisition of PG Energy by UGI Utilities’ wholly-owned subsidiary, UGIPNG, UGIPNG became party to a Multi-Site Remediation Consent Order and Agreement between PG Energy and the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 in any calendar year. Costs related to investigation and remediation of one property formerly owned by UGIPNG are also included in this cap. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date.

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
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2007 (“2007 three-month period”) with the three months ended December 31, 2006 (“2006 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of November through March. As a result, our earnings are generally higher in the first and second fiscal quarters. In addition, high and volatile commodity prices like those experienced by our domestic and international businesses over the last several years can result in lower customer consumption and increased competitive pressures in certain markets.
During the 2007 three-month period, temperatures in our International Propane operations were colder than normal in contrast to record-setting warm temperatures experienced during the prior-year period. Temperatures in UGI Utilities’ and AmeriGas Propane’s service territories were warmer than normal but colder than in the prior year, primarily in our Gas Utility service territory. The most notable effects of the colder European and domestic weather during the current year were increased sales volumes in our Gas Utility and our International Propane operations, Antargaz and Flaga. The beneficial effects of the colder weather on volumes in our International Propane operations was partially offset, however, by price-induced conservation in response to substantially higher LPG commodity costs. In our International Propane operations, reduced unit margins offset the benefits of the higher volumes sold. AmeriGas Propane’s sales volumes were also affected by price-induced conservation due to extraordinarily high propane product costs. Energy Services experienced higher total margin in the 2007 three-month period particularly from peaking supply and storage management services as well as higher total electric generation margin. Net income for the 2007 three-month period increased to $80.0 million from $61.9 million in the prior year principally as a result of better Gas Utility and Energy Services results and, to a lesser extent, International Propane results.
Net income by business unit:

	Three Months Ended
	December 31,
	2007	2006
	(millions of dollars)
Net income (loss):
AmeriGas Propane (a)	$15.0	$15.4
International Propane	22.4	18.3
Gas Utility	24.0	16.5
Electric Utility	4.0	3.2
Energy Services	13.9	9.0
Corporate & Other	0.7	(0.5)

Total net income	$80.0	$61.9

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.

UGI CORPORATION AND SUBSIDIARIES
2007 three-month period compared to the 2006 three-month period

AmeriGas Propane:			Increase
For the three months ended December 31,	2007	2006	(Decrease)
(Millions of dollars)
Revenues	$748.2	$616.6	$131.6	21.3%
Total margin (a)	$241.9	$227.9	$14.0	6.1%
Partnership EBITDA (b)	$93.1	$93.1	$—	0.0%
Operating income	$74.0	$75.3	$(1.3)	(1.7)%
Retail gallons sold (millions)	279.1	282.9	(3.8)	(1.3)%
Degree days — % (warmer) than normal (c)	(7.2)%	(8.6)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 7.2% warmer than normal compared with temperatures in the prior-year period that were 8.6% warmer than normal. Notwithstanding the slightly colder 2007 three-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold declined 1.3% principally reflecting customer conservation in response to increasing propane product costs. The average wholesale propane cost at Mont Belvieu, Texas for the 2007 three-month period increased nearly 60% over the average cost in the same period last year.
Retail propane revenues increased $116.2 million reflecting a $123.3 million increase due to the higher average selling prices partially offset by a $7.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $13.5 million reflecting $16.1 million from higher wholesale selling prices partially offset by a decrease of $2.6 million from lower wholesale volumes sold. Total cost of sales increased $117.6 million in the 2007 three-month period from $388.7 million to $506.3 million reflecting an increase in propane product costs partially offset by the effects of the lower volumes sold.
Total margin was $14.0 million greater in the 2007 three-month period reflecting higher average propane margins per retail gallon sold partially offset by the effects on margin of the lower volumes sold.
Partnership EBITDA during the 2007 three-month period was $93.1 million, equal to the prior-year period. The previously mentioned increase in total margin was offset by higher operating and administrative expenses as a result of expenses associated with acquisitions, increased compensation and benefits expenses and higher vehicle expenses.
Although Partnership EBITDA was equal to the prior year, Partnership operating income decreased $1.3 million reflecting higher depreciation and amortization expense.

UGI CORPORATION AND SUBSIDIARIES

International Propane:			Increase
For the three months ended December 31,	2007	2006	(Decrease)
(Millions of euros)
Revenues	€225.9	€174.0	€51.9	29.8%
Total margin (a)	€91.9	€88.8	€3.1	3.5%
Operating income	€26.8	€25.9	€0.9	3.5%
Income before income taxes	€21.3	€21.4	€(0.1)	(0.5)%

(Millions of dollars)
Revenues	$328.4	$226.4	$102.0	45.1%
Total margin (a)	$133.6	$115.5	$18.1	15.7%
Operating income	$39.1	$33.1	$6.0	18.1%
Income before income taxes	$31.0	$27.0	$4.0	14.8%

Antargaz retail gallons sold	98.1	80.2	17.9	22.3%
Degree days — % colder (warmer) than normal (b)	6.3%	(21.7)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at 34 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 6.3% colder than normal during the 2007 three-month period compared with temperatures that were approximately 21.7% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also colder than normal and significantly colder than the prior year. Principally as a result of the colder weather, Antargaz’ retail volumes sold increased to 98.1 million gallons from 80.2 million gallons in the prior year three-month period, an increase of approximately 22%. The beneficial volume effects resulting from the colder weather were partially offset by price-induced customer conservation in response to substantially higher LPG commodity costs. At Antargaz, average LPG product costs increased more than 30% from costs experienced in the prior-year three-month period. Our International Propane base-currency results are translated into U.S dollars based upon exchange rates experienced during each of the reporting periods. During the 2007 three-month period, the average currency translation rate was 1.45 per euro compared to a rate of 1.30 during the prior-year period. However, year-over-year changes in currency exchange rates did not have a material effect on year-over-year three-month period International Propane net income because of the impact of forward currency contracts used to purchase dollar denominated LPG.
International propane euro-based revenues increased €51.9 million reflecting (1) an increase of approximately €47.1 million principally due to Antargaz’ higher retail volumes sold at higher average selling prices; (2) greater revenues from Antargaz’ low-margin wholesale sales; and (3) higher retail propane revenues from higher sales volumes and prices at Flaga. International Propane’s total cost of sales increased to €134.0 million in the 2007 three-month period from €85.2 million in the prior year largely reflecting higher per-unit LPG commodity costs and the greater volumes sold.
International Propane total margin increased €3.1 million or 3.5% in the 2007 three-month period reflecting €5.7 million of greater margin from sales of LPG from the higher retail volumes sold largely offset by a decline in average unit margin per retail gallon as a result of the significantly higher LPG costs experienced during the 2007 three-month period. The previously mentioned increase in LPG margin was partially offset by a decline in margin from ancillary sales and services. In U.S. dollars, the increase in total margin was $18.1 million, or 15.7%, reflecting the effects of the stronger euro versus the dollar.

UGI CORPORATION AND SUBSIDIARIES
International Propane operating income increased €0.9 million principally reflecting the increase in total margin partially offset by higher operating and administrative expenses due in large part to the increased volumes sold during the 2007 three-month period. On a U.S. dollar basis, the previously-mentioned increase in U.S. dollar denominated total margin was significantly offset by higher U.S. dollar-denominated operating expenses and depreciation and amortization. Euro-based income before income taxes was approximately equal with last year as the increase in operating income was reduced by higher losses from equity investees, principally ZLH. In U.S. dollars, income before income taxes increased $4.0 million.

Gas Utility:
For the three months ended December 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$326.7	$274.4	$52.3	19.1%
Total margin (a)	$89.9	$80.6	$9.3	11.5%
Operating income	$50.1	$38.2	$11.9	31.2%
Income before income taxes	$39.7	$27.4	$12.3	44.9%
System throughput - billions of cubic feet (“bcf”)	39.5	33.4	6.1	18.3%
Degree days — % (warmer) than normal (b)	(6.3)%	(15.0)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 6.3% warmer than normal compared with temperatures that were 15.0% warmer than normal in the prior year period. Total distribution throughput increased 6.1 bcf in the 2007 three-month period reflecting the effects of the colder weather and, to a much lesser extent, an increase in the number of Gas Utility customers.
Gas Utility revenues increased $52.3 million principally reflecting the higher volumes sold to firm- residential, commercial and industrial (“retail core-market”) customers, greater off-system sales revenues and slightly higher purchased gas cost (“PGC”) revenues. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $236.8 million in the 2007 three-month period compared with $193.8 million in the 2006 three-month period principally reflecting the increase in retail core-market and off-system sales.
Gas Utility total margin increased $9.3 million reflecting an increase in core market margin of $7.9 million from the higher retail core-market sales and, to a lesser extent, the full-quarter’s effect of the PNG Gas base rate increase which became effective December 2, 2006. The increase in total margin also reflects higher margin from firm delivery service customers reflecting 2007 higher three-month period volumes.

UGI CORPORATION AND SUBSIDIARIES
The increases in Gas Utility operating income and income before income taxes reflects the previously mentioned increase in total margin, a $2.0 million increase in other income, and slightly lower operating and administrative expenses. The higher other income reflects greater non-tariff service income and storage contract fees. The lower operating and administrative expenses reflect in part lower long-term incentive compensation costs and lower self-insured property and casualty expenses.

Electric Utility:
For the three months ended December 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$31.9	$24.9	$7.0	28.1%
Total margin (a)	$12.4	$11.4	$1.0	8.8%
Operating income	$7.4	$6.2	$1.2	19.4%
Income before income taxes	$6.9	$5.5	$1.4	25.5%
Distribution sales — millions of kilowatt hours (“gwh”)	254.4	249.0	5.4	2.2%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.8 million and $1.3 million during the three-month periods ended December 31, 2007 and 2006, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales increased 2.2% in the 2007 three-month period reflecting in part the effects of colder weather compared with the prior year. Electric Utility revenues increased $7.0 million principally as a result of higher Provider of Last Resort (“POLR”) rates and, to a much lesser extent, the effects of the greater kilowatt-hour sales. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2007. This increase raised the average cost to residential customers by approximately 35% over costs in effect during calendar year 2006. Electric Utility cost of sales increased to $17.7 million in the 2007 three-month period from $12.2 million in the prior year reflecting higher per-unit purchased power costs and the greater sales.
Electric Utility total margin increased $1.0 million during the 2007 three-month period reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs and higher revenue-related taxes.
The increase in Electric Utility operating income and income before income taxes in the 2007 three-month period reflects the higher total margin and slightly lower operating and administrative costs principally reflecting lower long-term incentive compensation expenses.

Energy Services:
For the three months ended December 31,	2007	2006	Increase
(Millions of dollars)
Revenues	$365.3	$344.2	$21.1	6.1%
Total margin (a)	$33.9	$25.5	$8.4	32.9%
Operating income	$23.7	$15.2	$8.5	55.9%
Income before income taxes	$23.7	$15.2	$8.5	55.9%

(a)	Total margin represents total revenues less total cost of sales.

UGI CORPORATION AND SUBSIDIARIES
Notwithstanding retail gas volumes in the 2007 three-month period that were approximately equal to the prior-year period, Energy Services revenues increased $21.1 million principally reflecting the effects of higher propane product costs on propane revenues, higher electricity spot-market prices on electric generation revenues, and higher revenues from peaking supply services.
Total margin from Energy Services was $8.4 million higher in the 2007 three-month period reflecting greater total margin from peaking supply services due in large part to the expansion of peaking assets during the prior year and higher electric generation margin resulting from higher unit prices for electricity and capacity during the 2007 three-month period. The increase in Energy Services’ operating income and income before income taxes principally reflects the previously mentioned increase in total margin.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our cash and cash equivalents not subject to restriction totaled $212.3 million at December 31, 2007 compared with $251.8 million at September 30, 2007. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2007 and September 30, 2007 we had $114.4 million and $47.4 million, respectively, of cash and cash equivalents not subject to restriction.
The Company’s long-term debt outstanding at December 31, 2007 totaled $2,066.9 million (including current maturities of $14.4 million) compared to $2,053.5 million of long-term debt (including current maturities of $14.7 million) at September 30, 2007.
AmeriGas OLP’s Credit Agreement expires in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At December 31, 2007, there were $67 million of borrowings outstanding under the Revolving Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $58.0 million at December 31, 2007 and 2006. During the 2007 three-month period, the average daily and peak borrowings outstanding under the Revolving Credit Agreement were $26.5 million and $81 million, respectively. During the 2006 three-month period, the average daily and peak borrowings outstanding under the Revolving Credit Agreement were $4.0 million and $92 million, respectively. AmeriGas Partners has an effective unallocated debt and equity shelf registration statement with the U.S. Securities and Exchange Commission (“SEC”) under which it may issue Common Units or Senior Notes due 2016 in underwritten public offerings.
Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at December 31, 2007.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At December 31, 2007, UGI Utilities had $257 million in borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2007 and 2006 three-month periods, average daily bank loan borrowings were $218.4 million and $225.2 million, respectively, and peak bank loan borrowings totaled $267 million and $259 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. UGI Utilities also has an effective shelf registration statement with the SEC under which it may issue Medium-Term Notes or other debt securities. In January 2008, UGI Utilities issued $20 million of Medium-Term Notes due January 2018 bearing interest at a rate of 5.67%. The proceeds from the issuance of the $20 million of debt were used to reduce borrowings under the Revolving Credit Agreement. After considering the issuance of the $20 million of Medium-Term Notes in January 2008, UGI Utilities may issue up to an additional $35 million of Medium-Term Notes or other debt securities under its shelf registration.
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009. The maximum level of funding available at any one time from this facility is $200 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the three months ended December 30, 2007 and 2006, Energy Services sold trade receivables totaling $315.1 million and $299.7 million, respectively, to ESFC. During the three months ended December 31, 2007 and 2006, ESFC sold an aggregate $51.4 million and $150.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2007, the outstanding balance of ESFC receivables was $130.9 million which is net of $2.9 million that was sold to the commercial paper conduit. At December 31, 2006, the outstanding balance of ESFC receivables was $84.7 million which is net of $49.5 million that was sold to the commercial paper conduit.
In addition, a major bank has committed to issue up to $50 million of standby letters of credit, secured by cash or marketable securities (“LC Facility”) to Energy Services. At December 31, 2007, there were no letters of credit outstanding. Energy Services expects to fund the collateral requirements with borrowings under its Receivables Facility. The LC Facility expires in April 2008.
Cash Flows
Operating Activities. Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally accounts receivable and inventories, is generally greatest. AmeriGas Propane and UGI Utilities primarily use borrowings under their respective credit agreements to satisfy their seasonal operating cash flow needs. Energy Services uses its Receivables Facility to satisfy its operating cash flow needs. Antargaz has historically been successful funding its operating cash flow needs without the use of its revolving credit facility.

UGI CORPORATION AND SUBSIDIARIES
Cash flow used by operating activities was $82.6 million in the 2007 three-month period compared with cash used of $0.1 million in the 2006 three-month period. Cash flow from operating activities before changes in operating working capital was $177.8 million in the 2007 three-month period compared with $152.8 million in the prior-year three-month period largely reflecting the increase in net income. Changes in operating working capital used $260.4 million in the 2007 three-month period, $107.5 million higher than the $152.9 million of cash used for changes in working capital in the prior-year period. The higher cash used in the 2007 three-month period principally reflects greater cash used to fund increases in accounts receivable as well as increases in inventories at AmeriGas Propane and International Propane. The increase in accounts receivable principally reflects the effects of higher volume sales and greater LPG costs in our International Propane operations, higher propane product costs at AmeriGas Propane and higher volume sales in our Gas Utility. The greater increase in inventories in the 2007 three-month period principally reflects the effects of greater LPG costs in our International Propane and AmeriGas Propane operations.
Investing Activities. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in restricted cash balances and proceeds from sales of assets. Net cash used in investing activities was $55.7 million in the 2007 three-month period compared to net cash used of $66.6 million in the prior- year three-month period. The decrease in cash used principally reflects lower increases in restricted cash associated with natural gas futures brokerage accounts, greater cash from sales of assets and an acquisition purchase price adjustment, and slightly lower 2007 three-month period capital expenditures.
Financing Activities. Cash flow provided by financing activities was $96.0 million in the 2007 three-month period compared with $2.5 million in the prior-year three-month period. Financing activity cash flow changes are primarily due to issuances and repayments of long-term debt, net bank loan borrowings, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from issuances of equity instruments. Due to the need to fund increases in working capital in the 2007 three-month period, cash flow from financing activities includes greater short-term credit agreement borrowings at AmeriGas Propane and UGI Utilities.
We paid cash dividends on UGI Common Stock of $19.7 million and $18.7 million during the 2007 and 2006 three-month periods, respectively. During the 2007 and 2006 three-month periods, the Partnership declared and paid quarterly distributions on its public limited partner units totaling $19.7 million and $18.7 million, respectively.
Adoption of FIN 48
Effective October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (likelihood greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Any cumulative effect from the adoption of FIN 48 is recorded as an adjustment to opening retained earnings. As a result of the adoption of FIN 48, effective October 1, 2007 we recorded a non-cash reduction to retained earnings of $1.2 million. For a more detailed description of the effects of the adoption of FIN 48 and additional information associated with our accounting for income taxes, see Note 1 to condensed consolidated financial statements

UGI CORPORATION AND SUBSIDIARIES
Antargaz Tax Matter
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
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market value of these contracts may require cash deposits in margin accounts with brokers. At December 31, 2007, Gas Utility had $14.8 million of restricted cash associated with natural gas futures accounts with brokers.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. In accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them.
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. In addition, Energy Services, to a much lesser extent, also enters into electricity futures contracts to manage market risk associated with sales of electricity. Energy Services’ exchange-traded natural gas and electricity futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At December 31, 2007, Energy Services had $4.8 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact its fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact its cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement, UGI Utilities’ revolving credit agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of interest rate swaps. At December 31, 2007, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $338.1 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

UGI CORPORATION AND SUBSIDIARIES
Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At December 31, 2007, the fair value of unsettled net investment hedges was a loss of $8.5 million, which is included in foreign currency exchange rate risk in the table above. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $59.7 million, which amount would be reflected in other comprehensive income.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at December 31, 2007. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at December 31, 2007. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the three-month LIBOR and the three- and six-month Euribor and; (4) the value of the euro versus the U.S. dollar. Gas Utility’s exchange-traded natural gas futures contracts are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism. Energy Services’ electricity futures contracts were not material.

		Change in
(Millions of dollars)	Fair Value	Fair Value
December 31, 2007:
Propane commodity price risk	$37.0	$(15.6)
Natural gas commodity price risk	0.1	(8.8)
Interest rate risk	17.1	(11.9)
Foreign currency exchange rate risk	(16.0)	(24.8)
Because our derivative instruments generally qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the information presented below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit

3.1	Amendment No. 1, effective October 15, 2007, to the Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., dated as of December 1, 2004	AmeriGas Partners, L.P.	Form 8-K (10/15/07)	3.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: February 8, 2008	By:	/s/ Peter Kelly
Peter Kelly
Vice President-Finance and Chief Financial Officer

Date: February 8, 2008	By:	/s/ Michael J. Cuzzolina
Michael J. Cuzzolina
Vice President-Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2007, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.