Form 10-Q
period 2008-03-31
UGI CORP /PA/
filed 2008-05-09
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At April 30, 2008, there were 106,921,743 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31,	September 30,	March 31,
	2008	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$240.3	$251.8	$198.3
Restricted cash	1.4	12.8	6.4
Short-term investments (at cost, which approximates fair value)	—	0.6	5.7
Accounts receivable (less allowances for doubtful accounts of $45.5, $37.7 and $45.5, respectively)	1,010.1	459.8	782.6
Accrued utility revenues	63.6	17.9	56.1
Inventories	228.9	359.5	202.6
Deferred income taxes	11.6	9.6	36.3
Utility regulatory assets	—	14.8	—
Derivative financial instruments	53.6	20.3	13.6
Prepaid expenses and other current assets	24.8	26.5	18.8

Total current assets	1,634.3	1,173.6	1,320.4

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,457.5, $1,387.2 and $1,313.6, respectively)	2,475.2	2,397.4	2,266.2

Goodwill	1,570.8	1,498.8	1,430.1
Intangible assets (less accumulated amortization of $99.3, $84.2 and $72.5, respectively)	178.9	173.1	162.1
Utility regulatory assets	91.2	89.0	82.5
Investments in equity investees	70.9	63.9	61.0
Other assets	106.2	106.9	117.6

Total assets	$6,127.5	$5,502.7	$5,439.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$82.3	$14.7	$34.5
UGI Utilities bank loans	96.0	190.0	146.0
AmeriGas Propane bank loans	56.0	—	—
Other bank loans	10.3	8.9	9.2
Accounts payable	599.7	420.8	494.6
Other current liabilities	477.9	423.1	364.5

Total current liabilities	1,322.2	1,057.5	1,048.8

Long-term debt	2,047.7	2,038.8	1,985.7
Deferred income taxes	537.4	506.4	510.1
Deferred investment tax credits	6.2	6.4	6.6
Other noncurrent liabilities	409.9	379.5	367.3

Total liabilities	4,323.4	3,988.6	3,918.5

Commitments and contingencies (note 6)

Minority interests, principally in AmeriGas Partners	253.0	192.2	220.9

Common stockholders’ equity
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,152,994 shares)	842.4	831.6	820.7
Retained earnings	663.0	497.5	514.6
Accumulated other comprehensive income	108.8	57.7	34.2

	1,614.2	1,386.8	1,369.5
Treasury stock, at cost	(63.1)	(64.9)	(69.0)

Total common stockholders’ equity	1,551.1	1,321.9	1,300.5

Total liabilities and stockholders’ equity	$6,127.5	$5,502.7	$5,439.9

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues	$2,361.5	$2,002.1	$4,126.2	$3,465.3

Costs and expenses:
Cost of sales	1,690.6	1,372.8	2,932.6	2,367.2
Operating and administrative expenses	316.7	290.6	603.4	551.8
Utility taxes other than income taxes	4.8	5.1	9.3	9.7
Depreciation and amortization	45.8	41.8	90.7	83.5
Other income, net	(13.8)	(8.7)	(23.4)	(14.7)

	2,044.1	1,701.6	3,612.6	2,997.5

Operating income	317.4	300.5	513.6	467.8
Loss from equity investees	(0.7)	(1.3)	(1.4)	(1.3)
Interest expense	(36.1)	(35.1)	(72.2)	(71.1)

Income before income taxes and minority interests	280.6	264.1	440.0	395.4
Income taxes	(79.1)	(75.9)	(127.6)	(114.0)
Minority interests, principally in AmeriGas Partners	(75.4)	(68.0)	(106.3)	(99.3)

Net income	$126.1	$120.2	$206.1	$182.1

Earnings Per Common Share:
Basic	$1.18	$1.13	$1.93	$1.72

Diluted	$1.17	$1.12	$1.90	$1.69

Average common shares outstanding (millions):
Basic	107.116	106.331	107.053	106.133

Diluted	108.254	107.760	108.252	107.666

Dividends declared per common share	$0.185	$0.1763	$0.3700	$0.3525

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$206.1	$182.1
Reconcile to net cash from operating activities:
Depreciation and amortization	90.7	83.5
Minority interests, principally in AmeriGas Partners	106.3	99.3
Deferred income taxes, net	(5.6)	3.5
Net change in settled accumulated other comprehensive income	4.5	18.3
Other, net	27.3	29.2
Net change in:
Accounts receivable and accrued utility revenues	(594.7)	(444.4)
Inventories	135.5	139.7
Deferred fuel costs, net of changes in unsettled derivatives	42.9	(3.4)
Accounts payable	159.9	113.7
Other current assets and liabilities	(9.3)	1.0

Net cash provided by operating activities	163.6	222.5

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(98.5)	(102.2)
Acquisitions of businesses, net of cash acquired	(0.8)	(0.4)
PG Energy Acquisition working capital settlement	—	23.7
Short-term investments increase	—	(5.1)
Net proceeds from disposals of assets	6.8	1.5
Decrease in restricted cash	11.4	7.8
Other, net	(3.8)	0.4

Net cash used by investing activities	(84.9)	(74.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(39.5)	(37.4)
Distributions on AmeriGas Partners publicly held Common Units	(39.5)	(37.5)
Issuances of debt	20.3	0.1
Repayments of debt	(9.4)	(5.9)
Decrease in UGI Utilities bank loans	(94.0)	(70.0)
Increase in AmeriGas Propane bank loans	56.0	—
Other bank loans increase (decrease)	0.4	(0.7)
Issuances of UGI Common Stock	4.6	8.3
Other	—	3.4

Net cash used by financing activities	(101.1)	(139.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10.9	3.6

Cash and cash equivalents (decrease) increase	$(11.5)	$12.1

Cash and cash equivalents:
End of period	$240.3	$198.3
Beginning of period	251.8	186.2

(Decrease) increase	$(11.5)	$12.1

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
We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At March 31, 2008, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,318,742 publicly held Common Units representing limited partner interests.
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
Restricted Cash. Restricted cash represents cash balances in our natural gas and electricity futures brokerage accounts which are restricted from withdrawal.
Earnings Per Common Share. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Denominator (millions of shares):
Average common shares outstanding for basic computation	107.116	106.331	107.053	106.133
Incremental shares issuable for stock options and awards	1.138	1.429	1.199	1.533

Average common shares outstanding for diluted computation	108.254	107.760	108.252	107.666

Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$126.1	$120.2	$206.1	$182.1
Other comprehensive income	31.6	29.2	51.1	38.0

Comprehensive income	$157.7	$149.4	$257.2	$220.1

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
The Company conducts business and files tax returns in the U.S., numerous states and local jurisdictions, and in certain European countries, principally France and Austria. Our U.S. federal income tax returns and our French tax returns are effectively settled through the 2004 tax year. Our Austrian tax returns are effectively settled through the 2006 tax year. UGI Corporation’s federal income tax returns for fiscal 2005 and fiscal 2006 are currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of the pending U.S. federal tax audits in progress, we anticipate that the Internal Revenue Service’s audit of our fiscal 2005 and 2006 U.S. federal income tax returns will likely be completed by the end of fiscal 2008. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended U.S. federal income tax returns remains subject to examination by various states for a period of up to one year after formal notification to the states of such U.S. federal tax return amendments. Given the early stage of the 2005 and 2006 U.S. federal income tax audits, we cannot currently estimate the amount of any change in unrecognized income tax benefits that may occur over the next twelve months.
Recently Issued Accounting Pronouncements. In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS 161.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). We are currently evaluating the impact of the provisions of SFAS 141R.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require, among other things, (1) ownership interests in subsidiaries held by parties other than the parent be presented within stockholders’ equity, but separate from the parent’s equity; (2) earnings attributable to minority interests will be included in net earnings, although such earnings will continue to be deducted to measure earnings per share; (3) changes in a parent’s ownership interest while retaining control be accounted for as equity transactions; and (4) any retained noncontrolling equity investments in a former subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 160.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Company as follows: on October 1, 2008 the standard will apply to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009, the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. We are currently evaluating the impact of the provisions of SFAS 157.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
2. Intangible Assets
The Company’s intangible assets comprise the following:

	March 31,	September 30,	March 31,
	2008	2007	2007
Goodwill (not subject to amortization)	$1,570.8	$1,498.8	$1,430.1

Other intangible assets:
Customer relationships, noncompete agreements and other	$224.6	$208.9	$189.2
Trademark (not subject to amortization)	53.6	48.4	45.4

Gross carrying amount	278.2	257.3	234.6

Accumulated amortization	(99.3)	(84.2)	(72.5)

Net carrying amount	$178.9	$173.1	$162.1

The increases in goodwill and other intangible assets during the six months ended March 31, 2008 principally reflects the effects of foreign currency translation. Amortization expense of intangible assets was $4.7 and $9.3 for the three and six months ended March 31, 2008, respectively, and $4.1 and $8.2 for the three and six months ended March 31, 2007, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: fiscal 2008 — $18.5; fiscal 2009 — $18.2; fiscal 2010 — $16.4; fiscal 2011 — $16.0; fiscal 2012 — $15.9.
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
The accounting policies of the six segments disclosed are the same as those described in Note 1, Organization and Significant Accounting Policies, in the Company’s 2007 Annual Report. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
3. Segment Information (continued)
Three Months Ended March 31, 2008:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$2,361.5	$(66.6)	$1,006.6	$476.7	$38.6	$507.2	$356.7	$18.3	$24.0

Cost of sales	$1,690.6	$(62.8)	$676.0	$355.1	$24.2	$467.9	$206.0	$11.1	$13.1

Segment profit:
Operating income (loss)	$317.4	$0.1	$153.2	$75.5	$6.5	$27.6	$52.8	$2.0	$(0.3)
Loss from equity investees	(0.7)	—	—	—	—	—	(0.3)	(0.4)	—
Interest expense	(36.1)	—	(18.7)	(9.5)	(0.6)	—	(6.7)	(0.6)	—
Minority interests	(75.4)	—	(74.7)	—	—	—	(0.7)	—	—

Income (loss) before income taxes	$205.2	$0.1	$59.8	$66.0	$5.9	$27.6	$45.1	$1.0	$(0.3)

Depreciation and amortization	$45.8	$0.1	$20.1	$9.5	$0.9	$1.8	$12.4	$1.0	$—
Partnership EBITDA (c)			$171.8

Segment assets (at period end)	$6,127.5	$(353.4)	$1,823.7	$1,603.7	$120.4	$379.2	$1,906.7	$221.4	$425.8

Investments in equity investees (at period end)	$70.9	$—	$—	$—	$—	$—	$—	$70.9	$—

Goodwill (at period end)	$1,570.8	$(4.0)	$644.5	$162.3	$—	$11.8	$697.9	$51.3	$7.0

Three Months Ended March 31, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$2,002.1	$(52.9)	$809.8	$459.0	$34.9	$444.9	$271.0	$11.8	$23.6

Cost of sales	$1,372.8	$(52.0)	$500.3	$334.2	$20.8	$416.4	$132.8	$6.4	$13.9

Segment profit:
Operating income	$300.5	$0.1	$139.2	$78.0	$6.7	$17.4	$58.2	$0.8	$0.1
Loss from equity investees	(1.3)	—	—	—	—	—	(1.1)	(0.2)	—
Interest expense	(35.1)	—	(17.8)	(10.4)	(0.6)	—	(5.7)	(0.5)	(0.1)
Minority interests	(68.0)	(0.1)	(67.5)	—	—	—	(0.4)	—	—

Income before income taxes	$196.1	$—	$53.9	$67.6	$6.1	$17.4	$51.0	$0.1	$—

Depreciation and amortization	$41.8	$0.1	$18.5	$9.6	$0.9	$1.8	$9.9	$0.9	$0.1
Partnership EBITDA (c)			$156.4

Segment assets (at period end)	$5,439.9	$(348.8)	$1,696.6	$1,522.5	$113.8	$320.1	$1,563.7	$191.1	$380.9

Investments in equity investees (at period end)	$61.0	$—	$—	$—	$—	$—	$—	$61.0	$—

Goodwill (at period end)	$1,430.1	$(4.0)	$619.1	$162.6	$—	$11.8	$590.5	$43.1	$7.0

(a)	International Propane-Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH, and our joint-venture business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended March 31,	2008	2007
Partnership EBITDA	$171.8	$156.4
Depreciation and amortization	(20.1)	(18.5)
Minority interests (i)	1.5	1.3

Operating income	$153.2	$139.2

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
3. Segment Information (continued)

Six Months Ended March 31, 2008:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$4,126.2	$(125.3)	$1,754.8	$803.4	$70.5	$872.5	$669.8	$33.6	$46.9

Cost of sales	$2,932.6	$(120.3)	$1,182.3	$591.9	$41.9	$799.3	$392.1	$19.8	$25.6

Segment profit:
Operating income (loss)	$513.6	$(0.1)	$227.2	$125.6	$13.9	$51.3	$90.5	$3.4	$1.8
Loss from equity investees	(1.4)	—	—	—	—	—	(0.5)	(0.9)	—
Interest expense	(72.2)	—	(36.9)	(19.9)	(1.1)	—	(13.0)	(1.3)	—
Minority interests	(106.3)	—	(105.2)	—	—	—	(1.1)	—	—

Income (loss) before income taxes	$333.7	$(0.1)	$85.1	$105.7	$12.8	$51.3	$75.9	$1.2	$1.8

Depreciation and amortization	$90.7	$—	$39.9	$18.8	$1.8	$3.5	$24.3	$2.0	$0.4
Partnership EBITDA (c)			$264.8

Segment assets (at period end)	$6,127.5	$(353.4)	$1,823.7	$1,603.7	$120.4	$379.2	$1,906.7	$221.4	$425.8

Investments in equity investees (at period end)	$70.9	$—	$—	$—	$—	$—	$—	$70.9	$—

Goodwill (at period end)	$1,570.8	$(4.0)	$644.5	$162.3	$—	$11.8	$697.9	$51.3	$7.0

Six Months Ended March 31, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$3,465.3	$(95.5)	$1,426.4	$733.4	$59.8	$789.1	$486.3	$22.9	$42.9

Cost of sales	$2,367.2	$(93.6)	$889.0	$528.0	$33.0	$735.1	$237.8	$12.3	$25.6

Segment profit:
Operating income (loss)	$467.8	$(0.3)	$214.5	$116.2	$12.9	$32.6	$91.2	$0.9	$(0.2)
Loss from equity investees	(1.3)	—	—	—	—	—	(1.1)	(0.2)	—
Interest expense	(71.1)	—	(35.8)	(21.2)	(1.3)	—	(11.3)	(1.0)	(0.5)
Minority interests	(99.3)	(0.1)	(98.8)	—	—	—	(0.4)	—	—

Income (loss) before income taxes	$296.1	$(0.4)	$79.9	$95.0	$11.6	$32.6	$78.4	$(0.3)	$(0.7)

Depreciation and amortization	$83.5	$—	$37.1	$18.9	$1.8	$3.6	$20.0	$1.7	$0.4
Partnership EBITDA (c)			$249.5

Segment assets (at period end)	$5,439.9	$(348.8)	$1,696.6	$1,522.5	$113.8	$320.1	$1,563.7	$191.1	$380.9

Investments in equity investees (at period end)	$61.0	$—	$—	$—	$—	$—	$—	$61.0	$—

Goodwill (at period end)	$1,430.1	$(4.0)	$619.1	$162.6	$—	$11.8	$590.5	$43.1	$7.0

(a)	International Propane-Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH, and our joint-venture business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Six months ended March 31,	2008	2007
Partnership EBITDA	$264.8	$249.5
Depreciation and amortization	(39.9)	(37.1)
Minority interests (i)	2.3	2.1

Operating income	$227.2	$214.5

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

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
During the six months ended March 31, 2008 and 2007, Energy Services sold trade receivables totaling $767.3 and $707.6, respectively, to ESFC. During the six months ended March 31, 2008 and 2007, ESFC sold an aggregate $95.5 and $367.0, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2008, the outstanding balance of ESFC trade receivables was $156.3 and there was no amount sold to the commercial paper conduit. At March 31, 2007, the outstanding balance of ESFC trade receivables was $118.4 which is net of $32.0 that was sold to the commercial paper conduit and removed from the balance sheet.
As of March 31, 2008, a major bank had committed to issue up to $50 of standby letters of credit, secured by cash or marketable securities, on behalf of Energy Services (“LC Facility”). At March 31, 2008, there were no letters of credit outstanding under the LC Facility. The LC facility expired in April 2008.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$1.5	$1.6	$0.1	$0.1
Interest cost	4.9	4.7	0.2	0.3
Expected return on assets	(6.2)	(5.9)	(0.1)	(0.2)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	—	0.1	(0.1)	(0.1)
Actuarial loss	0.1	0.3	—	0.1

Net benefit cost	0.3	0.8	0.1	0.3
Change in regulatory assets and liabilities	—	—	0.7	0.7

Net expense	$0.3	$0.8	$0.8	$1.0

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$3.0	$3.3	$0.2	$0.2
Interest cost	9.8	9.4	0.5	0.7
Expected return on assets	(12.3)	(11.8)	(0.3)	(0.3)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	—	0.1	(0.2)	(0.1)
Actuarial loss	0.1	0.5	—	0.1

Net benefit cost	0.6	1.5	0.2	0.7
Change in regulatory assets and liabilities	—	—	1.5	1.4

Net expense	$0.6	$1.5	$1.7	$2.1

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2008 for ERISA funding purposes and Antargaz does not expect to make any material contributions to fund its pension or other postretirement benefits during fiscal 2008. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2008, nor are they expected to be material for the year ending September 30, 2008.
We also sponsor unfunded and non-qualified supplemental executive retirement income plans. We recorded pre-tax expense associated with these plans of $1.2 and $1.8 for the three and six months ended March 31, 2008, respectively. We recorded pre-tax expense for these plans of $0.6 and $1.1 for the three and six months ended March 31, 2007, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
6. Commitments and Contingencies
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At March 31, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58.0. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. Due to the early stage of such investigation, an estimate of possible loss cannot be made.
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
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s. At March 31, 2008, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.
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
7. Proposed Acquisition of PPL Gas Utilities and Penn Fuel
On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268 million plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas Propane, L.P. for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.
The Acquisition is subject to PUC and Maryland Public Service Commission approval and is currently expected to close on or about September 30, 2008.

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
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2008 (“2008 three-month period”) with the three months ended March 31, 2007 (“2007 three-month period”) and the six months ended March 31, 2008 (“2008 six-month period”) with the six months ended March 31, 2007 (“2007 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

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
Net income for the 2008 three-month period increased to $126.1 million from $120.2 million in the prior year principally as a result of better Energy Services and AmeriGas Propane results. Energy Services experienced higher total margin in the 2008 three-month period from expanded peaking facilities and higher peaking rates charged, higher electric generation margin and, to a lesser extent, increased income from asset management services. During the 2008 three-month period, temperatures in our International Propane and AmeriGas Propane operations were warmer than normal but colder than in the prior-year three-month period. The beneficial effects on International Propane margin resulting from the colder weather were more than offset by a decline in average retail unit margin due to significantly higher LPG commodity costs and increased competition in certain customer segments at Antargaz. In AmeriGas Propane, the beneficial impacts on volume from acquisitions completed in fiscal 2007 and the colder weather were offset by, among other things, customer conservation resulting from record high propane commodity costs and general economic conditions. Temperatures in our Gas Utility and Electric Utility service territories were warmer than normal and warmer than in the prior-year three-month period. The warmer weather reduced slightly the volumes sold to Gas Utility’s core market customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers, who purchase their gas from Gas Utility, and, to a much lesser extent, residential and small commercial and industrial (“core market transportation”) customers who purchase their gas from alternate suppliers.
Net income for the 2008 six-month period increased to $206.1 million from $182.1 million in the prior year principally as a result of better Energy Services and Gas Utility results and, to a lesser extent, better AmeriGas Propane and U.S. dollar denominated International Propane results. Energy Services experienced higher total margin in the 2008 six-month period particularly from peaking supply and storage management services as well as higher total electric generation margin. During the 2008 six-month period, temperatures in our International Propane operations were modestly warmer than normal in contrast to record-setting warm temperatures experienced during the prior-year period. Temperatures in UGI Utilities’ and AmeriGas Propane’s service territories were warmer than normal but slightly colder than in the prior year. The beneficial volume effects from the colder U.S. and European weather were most notable in our Gas Utility and our International Propane operations. The beneficial effects on International Propane operating results from the weather-related increase in volumes were offset by a decline in average retail unit margin due to significantly higher LPG commodity costs and increased competition in certain customer segments at Antargaz. AmeriGas Propane’s sales volumes were also reduced by price-induced conservation, due to extraordinarily high propane product costs, and general economic conditions.
The U.S. dollar was weaker in fiscal 2008 than in fiscal 2007. Although the weaker dollar generally resulted in increased translated amounts of operating results, year-over-year International Propane net income was not materially affected by changes in foreign currency exchange rates because of the impact of fiscal 2008 losses on forward currency contracts used to purchase dollar-denominated LPG.

UGI CORPORATION AND SUBSIDIARIES
Net income by business unit:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(millions of dollars)		(millions of dollars)
Net income (loss):
AmeriGas Propane (a)	$36.0	$32.3	$51.0	$47.7
International Propane	32.7	34.8	55.1	53.1
Gas Utility	39.8	41.0	63.8	57.5
Electric Utility	3.5	3.6	7.5	6.8
Energy Services	16.4	10.3	30.3	19.3
Corporate & Other	(2.3)	(1.8)	(1.6)	(2.3)

Total net income	$126.1	$120.2	$206.1	$182.1

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.
2008 three-month period compared to the 2007 three-month period
AmeriGas Propane:

			Increase
For the three months ended March 31,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$1,006.6	$809.8	$196.8	24.3%
Total margin (a)	$330.6	$309.5	$21.1	6.8%
Partnership EBITDA (b)	$171.8	$156.4	$15.4	9.8%
Operating income	$153.2	$139.2	$14.0	10.1%
Retail gallons sold (millions)	368.5	370.1	(1.6)	(0.4)%
Degree days — % warmer than normal (c)	0.4%	3.7%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 3 to the Condensed Consolidated Financial Statements).

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were approximately normal during the 2008 three-month period compared with temperatures in the prior-year period that were 3.7% warmer than normal. Notwithstanding the slightly colder 2008 three-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold were about equal to the prior-year period reflecting, among other things, customer conservation, in response to increasing propane product costs, and general economic conditions. The average wholesale propane cost at Mont Belvieu, Texas for the 2008 three-month period increased nearly 52% over the average cost in the same period last year.

UGI CORPORATION AND SUBSIDIARIES
Retail propane revenues increased $179.1 million reflecting a $182.2 million increase due to the higher average selling prices partially offset by a $3.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $16.4 million reflecting $19.0 million from higher wholesale selling prices partially offset by a decrease of $2.6 million from lower wholesale volumes sold. Total cost of sales increased $175.7 million to $676.0 million reflecting the effects of the higher propane product costs.
Total margin was $21.1 million greater in the 2008 three-month period principally reflecting higher average propane margins per retail gallon sold.
Partnership EBITDA during the 2008 three-month period was $171.8 million, $15.4 million higher than the prior-year period. The previously mentioned increase in total margin as well as a $3.3 million increase in other income was partially offset by higher operating and administrative expenses as a result of expenses associated with acquisitions, increased vehicle expenses and, to a lesser extent, higher uncollectible accounts expenses.
AmeriGas Propane operating income increased $14.0 million reflecting the previously mentioned greater EBITDA partially offset by higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.
International Propane:

			Increase
For the three months ended March 31,	2008	2007	(Decrease)
(Millions of euros)
Revenues	€249.6	€214.6	€35.0	16.3%
Total margin (a)	€105.1	€109.0	€(3.9)	(3.6)%
Operating income	€37.0	€45.2	€(8.2)	(18.1)%
Income before income taxes	€31.5	€39.5	€(8.0)	(20.3)%

(Millions of dollars)
Revenues	$375.0	$282.8	$92.2	32.6%
Total margin (a)	$157.9	$143.6	$14.3	10.0%
Operating income	$54.8	$59.0	$(4.2)	(7.1)%
Income before income taxes	$46.1	$51.1	$(5.0)	(9.8)%

Antargaz retail gallons sold	97.0	95.0	2.0	2.1%
Degree days — % warmer than normal (b)	10.3%	15.5%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at 34 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 10% warmer than normal during the 2008 three-month period compared with temperatures that were approximately 15.5% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal and colder than the prior year. Antargaz’ retail volumes benefited from the colder 2008 three-month period weather. The beneficial volume effects resulting from the colder weather were partially offset by some customer conservation in response to significantly higher LPG commodity costs and the loss of a low-margin industrial customer. The average wholesale price for propane in northwest Europe during the 2008 three-month period was approximately 57% higher than the average wholesale price in the same period last year.

UGI CORPORATION AND SUBSIDIARIES
Our International Propane base-currency results are translated into U.S dollars based upon exchange rates experienced during each of the reporting periods. During the 2008 three-month period, the average currency translation rate was $1.51 per euro compared to a rate of $1.32 per euro during the prior-year period. The weaker U.S. dollar did not have a material effect on year-over-year three-month period International Propane net income because of the impact of losses on forward currency contracts used to purchase dollar denominated LPG.
International propane euro-based revenues increased €35.0 million reflecting an increase of approximately €35.4 million principally due to Antargaz’ and Flaga’s higher retail volumes sold at higher average selling prices. International Propane’s total cost of sales increased to €144.5 million in the 2008 three-month period from €105.6 million in the prior year largely reflecting the higher per-unit LPG commodity costs, the greater volumes sold and higher losses on forward currency contracts.
International Propane total margin decreased €3.9 million or 3.6% in the 2008 three-month period reflecting greater margin from the higher retail volumes sold more than offset by a decline in average retail unit margin per gallon principally due to significantly higher LPG commodity costs and increased competition in certain customer segments at Antargaz. In U.S. dollars, total margin increased $14.3 million, or 10.0%, reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.
International Propane operating income decreased €8.2 million principally reflecting the previously mentioned decrease in total margin, higher operating and administrative expenses due in part to the increased sales activity during the 2008 three-month period, and higher depreciation and amortization from capital additions. On a U.S. dollar basis, the previously-mentioned increase in U.S. dollar denominated total margin was more than offset by higher U.S. dollar-denominated operating expenses and depreciation and amortization. Euro-based income before income taxes was €8.0 million lower than in the prior year reflecting the lower operating income. In U.S. dollars, income before income taxes decreased $5.0 million reflecting the lower dollar-denominated operating income and the effects of the weaker dollar on translated interest expense.
Gas Utility:

			Increase
For the three months ended March 31,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$476.7	$459.0	$17.7	3.9%
Total margin (a)	$121.6	$124.8	$(3.2)	(2.6)%
Operating income	$75.5	$78.0	$(2.5)	(3.2)%
Income before income taxes	$66.0	$67.6	$(1.6)	(2.4)%
System throughput — billions of cubic feet (“bcf”)	49.6	49.8	(0.2)	(0.4)%
Degree days — % (warmer) colder than normal (b)	(4.2)%	1.4%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 4.2% warmer than normal compared with temperatures that were 1.4% colder than normal in the prior-year period. Total distribution throughput decreased 0.2 bcf in the 2008 three-month period reflecting the effects of the warmer 2008 three-month period weather on throughput to Gas Utility’s core market customers offset by higher volumes associated with interruptible delivery service customers.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility revenues increased $17.7 million principally reflecting a $20.2 million increase in revenues from off-system sales. Core market revenues were virtually unchanged in the 2008 three-month period as the revenue effects of lower core market volumes resulting from the warmer weather were offset by the effects on revenues from higher average retail core-market purchased gas cost (“PGC”) rates. Increases or decreases in retail core-market customer revenues and cost of sales principally result from changes in retail core-market volumes and the level of costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $355.1 million in the 2008 three-month period compared with $334.2 million in the 2007 three-month period principally reflecting the increase in off-system sales and the higher average retail core-market PGC rates reduced by the effects of the lower retail core-market sales.
Gas Utility total margin decreased $3.2 million principally reflecting a $4.0 million decrease in core market margin partially offset by greater interruptible and large firm delivery service total margin.
The decreases in Gas Utility operating income and income before income taxes principally reflects the previously mentioned decrease in total margin and slightly higher operating and administrative costs partially offset by a $1.1 million increase in other income and, with respect to income before income taxes, slightly lower interest expense.
Electric Utility:

			Increase
For the three months ended March 31,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$38.6	$34.9	$3.7	10.6%
Total margin (a)	$12.2	$12.1	$0.1	0.8%
Operating income	$6.5	$6.7	$(0.2)	(3.0)%
Income before income taxes	$5.9	$6.1	$(0.2)	(3.3)%
Distribution sales — millions of kilowatt hours (“gwh”)	279.1	281.9	(2.8)	(1.0)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.2 million and $2.0 million during the three-month periods ended March 31, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2008 three-month period were slightly lower than in the prior year. Electric Utility revenues increased $3.7 million principally as a result of higher Provider of Last Resort (“POLR”) rates and, to a lesser extent, greater revenues from spot market sales of electricity. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008. This increase raised the average cost to a residential heating customer by approximately 5.5% over costs in effect during calendar year 2007. Electric Utility cost of sales increased to $24.2 million in the 2008 three-month period from $20.8 million in the prior year reflecting higher per-unit purchased power costs partially offset by the lower sales.
Electric Utility total margin increased $0.1 million during the 2008 three-month period reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs and lower sales.

UGI CORPORATION AND SUBSIDIARIES
The decrease in Electric Utility operating income and income before income taxes in the 2008 three-month period reflects the slightly higher total margin more than offset by slightly higher operating and administrative costs.
Energy Services:

For the three months ended March 31,	2008	2007	Increase
(Millions of dollars)
Revenues	$507.2	$444.9	$62.3	14.0%
Total margin (a)	$39.3	$28.5	$10.8	37.9%
Operating income	$27.6	$17.4	$10.2	58.6%
Income before income taxes	$27.6	$17.4	$10.2	58.6%

(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding retail gas volumes in the 2008 three-month period that were only slightly more than in the prior-year three-month period, Energy Services revenues increased $62.3 million principally reflecting the effects on revenues of higher natural gas and propane product costs, higher market prices for electricity and greater revenues from peaking supply services
Total margin from Energy Services increased $10.8 million in the 2008 three-month period reflecting greater total margin from peaking supply services due to the expansion of peaking facilities and higher peaking rates charged, higher electric generation margin resulting from higher spot-market and fixed contract prices for electricity and, to a lesser extent, higher income from asset management activities. The increase in Energy Services’ operating income and income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses.
2008 six-month period compared to the 2007 six-month period
AmeriGas Propane:

			Increase
For the six months ended March 31,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$1,754.8	$1,426.4	$328.4	23.0%
Total margin (a)	$572.5	$537.4	$35.1	6.5%
Partnership EBITDA (b)	$264.8	$249.5	$15.3	6.1%
Operating income	$227.2	$214.5	$12.7	5.9%
Retail gallons sold (millions)	647.6	653.0	(5.4)	(0.8)%
Degree days — % warmer than normal (c)	3.4%	5.8%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 3 to the Condensed Consolidated Financial Statements).

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

UGI CORPORATION AND SUBSIDIARIES
Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 3.4% warmer than normal compared with temperatures in the prior-year period that were 5.8% warmer than normal. Notwithstanding the slightly colder 2008 six-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation, in response to increasing propane product costs, and general economic conditions. The average wholesale propane cost at Mont Belvieu, Texas for the 2008 six-month period increased 55% over the average cost in the same period last year.
Retail propane revenues increased $295.4 million reflecting a $305.7 million increase due to the higher average selling prices partially offset by a $10.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $29.9 million reflecting $35.2 million from higher wholesale selling prices partially offset by a decrease of $5.3 million from lower wholesale volumes sold. Total cost of sales increased $293.3 million to $1,182.3 million in the 2008 six-month period from $889.0 million in the 2007 six-month period reflecting higher propane product costs.
Total margin was $35.1 million greater in the 2008 six-month period principally reflecting higher average propane margins per retail gallon sold partially offset by the effects on margin of the slightly lower retail volumes sold.
Partnership EBITDA during the 2008 six-month period was $264.8 million, $15.3 million higher than the prior-year period. The previously mentioned increase in total margin as well as a $3.7 million increase in other income was partially offset by higher operating and administrative expenses as a result of expenses associated with acquisitions, increased vehicle expenses and, to a lesser extent, higher uncollectible accounts expenses.
AmeriGas Propane operating income increased $12.7 million reflecting the previously mentioned greater EBITDA reduced by higher depreciation and amortization expense from acquisitions and plant and equipment expenditures made since the prior year.
International Propane:

			Increase
For the six months ended March 31,	2008	2007	(Decrease)
(Millions of euros)
Revenues	€475.5	€388.6	€86.9	22.4%
Total margin (a)	€197.0	€197.8	€(0.8)	(0.4)%
Operating income	€63.7	€71.1	€(7.4)	(10.4)%
Income before income taxes	€52.9	€60.8	€(7.9)	(13.0)%

(Millions of dollars)
Revenues	$703.4	$509.2	$194.2	38.1%
Total margin (a)	$291.5	$259.1	$32.4	12.5%
Operating income	$93.9	$92.1	$1.8	2.0%
Income before income taxes	$77.1	$78.1	$(1.0)	(1.3)%

Antargaz retail gallons sold	195.0	175.2	19.8	11.3%
Degree days — % warmer than normal (b)	3.0%	18.3%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at 34 locations in our French service territory.

UGI CORPORATION AND SUBSIDIARIES
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 3.0% warmer than normal during the 2008 six-month period compared with temperatures that were approximately 18.3% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal and significantly colder than the prior year. Principally as a result of the colder weather, Antargaz’ retail volumes sold increased to 195.0 million gallons from 175.2 million gallons in the prior year six-month period, an increase of approximately 11%. The beneficial volume effects resulting from the colder weather were partially offset by some customer conservation in response to substantially higher LPG commodity costs and the loss of a low-margin industrial customer. The average wholesale propane price for propane in northwest Europe for the 2008 six-month period was more than 60% higher than such average price in the same period last year.
During the 2008 six-month period, the average currency translation rate was $1.48 per euro compared to a rate of $1.31 during the prior-year period. However, year-over-year changes in currency exchange rates did not have a material effect on year-over-year six-month period International Propane net income because of the impact of losses on forward currency contracts used to purchase dollar denominated LPG.
International propane euro-based revenues increased €86.9 million reflecting an increase of approximately €84.4 million principally due to Antargaz’ and Flaga’s higher average selling prices and the higher Antargaz and Flaga retail volumes sold. International Propane’s total cost of sales increased to €278.5 million in the 2008 six-month period from €190.8 million in the prior year largely reflecting the higher per-unit LPG commodity costs, the greater volumes sold and, to a lesser extent, higher losses on forward currency contracts.
International Propane total margin decreased €0.8 million or 0.4% in the 2008 six-month period reflecting the effects of the greater retail sales of LPG more than offset by a decline in average retail unit margin per gallon primarily due to the significantly higher LPG commodity costs and increased competition in certain customer segments at Antargaz. In U.S. dollars, total margin increased $32.4 million, or 12.5%, reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.
International Propane operating income decreased €7.4 million principally reflecting the slight decrease in total margin, higher operating and administrative expenses, due in large part to the effects of the increased sales activity on operating expenses, and higher depreciation and amortization on capital additions. On a U.S. dollar basis, the previously-mentioned increase in U.S. dollar denominated total margin was substantially offset by higher U.S. dollar translated operating and administration expenses and depreciation and amortization expense. Euro-based income before income taxes was €7.9 million lower than last year primarily reflecting the lower operating income. In U.S. dollars, income before income taxes was $1.0 million lower than the prior year reflecting the slightly higher operating income more than offset by greater U.S. dollar translated interest expense.
Gas Utility:

For the six months ended March 31,	2008	2007	Increase
(Millions of dollars)
Revenues	$803.4	$733.4	$70.0	9.5%
Total margin (a)	$211.5	$205.4	$6.1	3.0%
Operating income	$125.6	$116.2	$9.4	8.1%
Income before income taxes	$105.7	$95.0	$10.7	11.3%
System throughput — billions of cubic feet (“bcf”)	89.1	83.2	5.9	7.1%
Degree days — % warmer than normal (b)	5.0%	5.4%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in the Gas Utility service territory based upon heating degree days were 5.0% warmer than normal compared with temperatures that were 5.4% warmer than normal in the prior-year period. Total distribution throughput increased 5.9 bcf in the 2008 six-month period principally reflecting greater interruptible and large firm delivery service volumes, an increase in the number of Gas Utility customers and, to a much lesser extent, the effects of the slightly colder weather on core market throughput.
Gas Utility revenues increased $70.0 million principally reflecting the effects of higher average PGC rates on retail core-market revenues and a $32.2 million increase in revenues from off-system sales. Gas Utility’s cost of sales was $591.9 million in the 2008 six-month period compared with $528.0 million in the 2007 six-month period principally reflecting the increase in retail core-market PGC rates and the greater off-system sales.
Gas Utility total margin increased $6.1 million primarily reflecting an increase in core market margin of $4.6 million from the higher core market throughput. The increase in total margin also reflects higher margin from large firm and interruptible delivery service customers reflecting 2008 higher six-month period volumes and higher unit margins.
The increases in Gas Utility operating income and income before income taxes reflects the previously mentioned increase in total margin, a $3.1 million increase in other income, and slightly lower operating and administrative expenses and, with respect to income before income taxes, slightly lower interest expense. The higher other income reflects in large part greater PGC interest income and storage contract fees.
Electric Utility:

For the six months ended March 31,	2008	2007	Increase
(Millions of dollars)
Revenues	$70.5	$59.8	$10.7	17.9%
Total margin (a)	$24.6	$23.5	$1.1	4.7%
Operating income	$13.9	$12.9	$1.0	7.8%
Income before income taxes	$12.8	$11.6	$1.2	10.3%
Distribution sales — millions of kilowatt hours (“gwh”)	533.5	530.9	2.6	0.5%

(b)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $4.0 million and $3.3 million during the six-month periods ended March 31, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales increased 0.5% in the 2008 six-month period reflecting in part the effects of colder weather compared with the prior year. Electric Utility revenues increased $10.7 million principally as a result of higher POLR rates and, to a much lesser extent, the effects of the greater kilowatt-hour sales. Electric Utility cost of sales increased to $41.9 million in the 2008 six-month period from $33.0 million in the prior year reflecting higher per-unit purchased power costs and the greater sales.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility total margin increased $1.1 million during the 2008 six-month period reflecting the effects of the higher POLR rates partially offset by the higher per-unit purchased power costs and higher revenue-related taxes.
The increase in Electric Utility operating income and income before income taxes in the 2008 six-month period reflects the higher total margin, slightly higher operating and administrative costs and, with respect to income before income taxes, slightly lower interest expense.
Energy Services:

For the six months ended March 31,	2008	2007	Increase
(Millions of dollars)
Revenues	$872.5	$789.1	$83.4	10.6%
Total margin (a)	$73.2	$54.0	$19.2	35.6%
Operating income	$51.3	$32.6	$18.7	57.4%
Income before income taxes	$51.3	$32.6	$18.7	57.4%

(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding retail gas volumes in the 2008 six-month period that were approximately equal to the prior-year period and slightly lower sales of electricity, Energy Services revenues increased $83.4 million principally reflecting the effects of higher commodity costs for propane and natural gas, higher electricity spot-market and fixed contract prices and higher revenues from peaking supply services.
Total margin from Energy Services was $19.2 million higher in the 2008 six-month period reflecting greater total margin from peaking supply services due in part to the expansion of peaking facilities and higher peaking rates charged, higher electric generation margin resulting from higher spot market and fixed contract prices for electricity and greater margin from asset management activities. The increase in Energy Services’ operating income and income before income taxes principally reflects the previously mentioned increase in total margin partially offset by slightly higher operating and administrative expenses.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our cash and cash equivalents not subject to restriction totaled $240.3 million at March 31, 2008 compared with $251.8 million at September 30, 2007. Excluding cash and cash equivalents at UGI’s operating subsidiaries, at March 31, 2008 and September 30, 2007 we had $106.1 million and $106.4 million, respectively, of cash and cash equivalents not subject to restriction.
The Company’s debt outstanding at March 31, 2008 totaled $2,292.3 million (including current maturities of long-term debt of $82.3 million) compared to $2,252.4 million of debt outstanding (including current maturities of long-term debt of $14.7 million) at September 30, 2007. The increase in total debt outstanding at March 31, 2008 includes the translation effects of the weaker dollar on euro denominated International Propane debt. Total debt outstanding at March 31, 2008 consists principally of $988.9 million of AmeriGas Partners’ debt, $675.1 million (€427.6 million) of International Propane debt and $628 million of UGI Utilities’ debt, as further described below.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Partners’ total debt at March 31, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.4 million of AmeriGas OLP First Mortgage Notes and $2.7 million of other long-term debt. AmeriGas Partners’ total debt at March 31, 2008 also includes $56 million outstanding under AmeriGas OLP’s Credit Agreement.
International Propane’s total debt at March 31, 2008 includes long-term debt principally comprising $599.8 million (€380.0 million) outstanding under Antargaz’ Senior Facilities term loan and $61.6 million (€39.0 million) outstanding under Flaga’s term loan. Total International Propane debt outstanding at March 31, 2008 also includes $10.3 million (€6.5 million) outstanding under Flaga’s working capital facility.
UGI Utilities’ total debt at March 31, 2008 includes long-term debt comprising $275 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at March 31, 2008 also includes $96 million outstanding under UGI Utilities Revolving Credit Agreement.
AmeriGas OLP’s Credit Agreement is currently scheduled to expire in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At March 31, 2008, there were $56 million of borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $44.4 million at March 31, 2008. During the 2008 six-month period, the average daily and peak borrowings outstanding under the Credit Agreement were $50.1 million and $101 million, respectively. During the 2007 six-month period, the average daily and peak borrowings outstanding under the Credit Agreement were $2.4 million and $92.0 million, respectively.
Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at March 31, 2008.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At March 31, 2008, UGI Utilities had $96 million in borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2008 and 2007 six-month periods, average daily bank loan borrowings were $190.1 million and $214.6 million, respectively, and peak bank loan borrowings totaled $267 million and $259 million, respectively. Peak borrowings typically occur during the peak heating season months of December and January. UGI Utilities also has an effective shelf registration statement with the SEC and authority from the PUC to issue Medium-Term Notes from time-to-time. In January 2008, UGI Utilities issued $20 million of Medium-term Notes bearing interest at a rate of 5.67%. The proceeds from the issuance of the $20 million of debt were used to reduce borrowings under the Revolving Credit Agreement. After considering the issuance of the $20 million of Medium-Term Notes in January 2008, UGI Utilities may issue up to an additional $35 million of Medium-Term Notes.

UGI CORPORATION AND SUBSIDIARIES
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009. The maximum level of funding available at any one time from this facility is $200 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the six months ended March 31, 2008 and 2007, Energy Services sold trade receivables totaling $767.3 million and $707.6 million, respectively, to ESFC. During the six months ended March 31, 2008 and 2007, ESFC sold an aggregate $95.5 million and $367.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2008, the outstanding balance of ESFC receivables was $156.3 million of which no amounts were sold to the commercial paper conduit. At March 31, 2007, the outstanding balance of ESFC receivables was $118.4 million which is net of $32.0 million that was sold to the commercial paper conduit.
As of March 31, 2008, a major bank had committed to issue up to $50 of standby letters of credit, secured by cash or marketable securities, on behalf of Energy Services (“LC Facility”). At March 31, 2008, there were no letters of credit outstanding under the LC Facility. The LC facility expired in April 2008.
At March 31, 2008, the amount of net assets of UGI’s consolidated subsidiaries that was restricted from transfer under borrowing arrangements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $1,400 million.
On April 29, 2008, UGI’s Board of Directors approved an increase in the quarterly dividend rate on Common Stock to $0.1925 per common share equal to $0.77 per common share on an annual basis. The new quarterly dividend rate is effective with the dividend payable on July 1, 2008 to shareholders of record on June 16, 2008. On April 28, 2008, AmeriGas Propane’s Board of Directors approved an increase in AmeriGas Partners’ quarterly distribution rate on Common Units to $0.64 per Common Unit equal to an annual rate of $2.56 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2008 to unitholders of record on May 9, 2008.
The U.S. dollar was weaker at March 31, 2008, than it was at September 30, 2007 or March 31, 2007, increasing the translated levels of our non-U.S. dollar International Propane assets and liabilities. Additionally, on average the U.S. dollar was weaker in the 2008 three and six-month periods than in the comparable prior-year periods.
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

UGI CORPORATION AND SUBSIDIARIES
Cash flow provided by operating activities was $163.6 million in the 2008 six-month period compared with $222.5 million in the 2007 six-month period. Cash flow from operating activities before changes in operating working capital was $429.3 million in the 2008 six-month period compared with $415.9 million in the prior-year six-month period. The increase largely reflects the greater net income in the current-year six-month period. Changes in operating working capital used $265.7 million of cash from operating activities in the 2008 six-month period, $72.3 million higher than the $193.4 million of cash used for changes in operating working capital in the prior-year period. The higher cash used in the 2008 six-month period principally reflects the impact of the timing of and increases in LPG and natural gas prices on cash receipts from customers as reflected in the greater 2008 six-month period increase in accounts receivable and accrued utility revenues. Partially offsetting this greater use of cash was the timing of cash recoveries in excess of purchase gas costs through Gas Utility’s PGC recovery mechanism as well as the effects of timing and increased purchase price per gallon of LPG on accounts payable.
Investing Activities. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in restricted cash balances and proceeds from sales of assets. Net cash used in investing activities was $84.9 million in the 2008 six-month period compared to net cash used of $74.3 million in the prior-year six-month period which is net of a $23.7 million cash payment received from Southern Union Company (“SU”) by UGI Utilities associated with UGI Utilities’ August 2006 acquisition of the PG Energy Division of SU. Excluding the effect of this payment received in the prior year, cash flow used by investing activities decreased $13.1 million principally reflecting higher cash proceeds from disposals of assets, slightly lower cash payments for property, plant and equipment and the effects of changes in restricted cash in natural gas futures brokerage accounts.
Financing Activities. Cash flow used by financing activities was $101.1 million in the 2008 six-month period compared with $139.7 million in the prior-year six-month period. Financing activity cash flows are primarily due to issuances and repayments of long-term debt, net bank loan borrowings, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from issuances of equity instruments. Due to the need to fund the previously mentioned increases in working capital during the 2008 six-month period, cash flow used by financing activities during the 2008 six-month period is net of greater AmeriGas OLP Credit Agreement borrowings. Also during the 2008 six-month period, UGI Utilities issued $20 million of Medium-Term Notes the proceeds of which were used to reduce borrowings under its Revolving Credit Facility.
We paid cash dividends on UGI Common Stock of $39.5 million and $37.4 million during the 2008 and 2007 six-month periods, respectively. During the 2008 and 2007 six-month periods, the Partnership declared and paid quarterly distributions to the holders of its limited partner units owned by the public totaling $39.5 million and $37.5 million, respectively.

UGI CORPORATION AND SUBSIDIARIES
Adoption of FIN 48
Effective October 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (likelihood greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Any cumulative effect from the adoption of FIN 48 is recorded as an adjustment to opening retained earnings. As a result of the adoption of FIN 48, effective October 1, 2007 we recorded a non-cash reduction to retained earnings of $1.2 million. For a more detailed description of the effects of the adoption of FIN 48 and additional information associated with our accounting for income taxes, see Note 1 to condensed consolidated financial statements.
Proposed Acquisition of PPL Gas Utilities and Penn Fuel
On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268 million plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas Propane, L.P. for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.
The Acquisition is subject to PUC and Maryland Public Service Commission approval and is currently expected to close on or about September 30, 2008.
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
AmeriGas OLP Environmental Matter
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. Due to the early stage of such investigation, an estimate of possible loss cannot be made.

UGI CORPORATION AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) market prices for propane and other LPG, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts and Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz has entered and may, from time to time, enter into other contracts, similar to those used by the Partnership, to reduce volatility in propane product costs. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Currently, Antargaz’ and Flaga’s hedging activities are not material to the Company’s financial position or results of operations. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract. In order to minimize credit risk associated with its derivative commodity contracts, the Partnership monitors established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market value of these contracts may require cash deposits in margin accounts with brokers. At March 31, 2008, Gas Utility had no restricted cash associated with natural gas futures accounts with brokers.
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

UGI CORPORATION AND SUBSIDIARIES
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. In addition, Energy Services, to a much lesser extent, also enters into electricity futures contracts to manage market risk associated with sales of electricity. Energy Services’ exchange-traded natural gas and electricity futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At March 31, 2008, Energy Services had $1.4 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement, UGI Utilities’ revolving credit agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of interest rate swaps. At March 31, 2008, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $163.0 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At March 31, 2008, the fair value of unsettled net investment hedges was a loss of $9.6 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $62.7 million, which amount would be reflected in other comprehensive income.

UGI CORPORATION AND SUBSIDIARIES
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at March 31, 2008. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at March 31, 2008. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) the three-month LIBOR and the three- and six-month Euribor and; (4) the value of the euro versus the U.S. dollar. Gas Utility’s exchange-traded natural gas futures contracts are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism. Energy Services’ electricity futures contracts were not material.

		Change in
	Fair Value	Fair Value
(Millions of dollars)
March 31, 2008:
Propane commodity price risk	$7.8	$(7.5)
Natural gas commodity price risk	7.2	(5.4)
Interest rate risk	6.7	(11.8)
Foreign currency exchange rate risk	(20.7)	(27.5)
Because our derivative instruments generally qualify as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Saranac Lake, New York Matter. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with action required. The Partnership is researching the history of the site and is investigating DEC’s finding.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On January 29, 2008, the Annual Meeting of Shareholders of UGI was held. The Shareholders (i) elected all nine nominees to the Board of Directors and (ii) ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accountants.
The number of votes cast for and withheld from election of each director nominee is set forth below. There were no abstentions or broker non-votes in the election of directors.

DIRECTOR NOMINEES	FOR	WITHHELD
Stephen D. Ban	95,743,780	1,115,702
Richard C. Gozon	95,183,209	1,676,273
Lon R. Greenberg	95,641,314	1,218,168
Ernest E. Jones	95,843,560	1,015,922
Anne Pol	95,236,731	1,622,751
Marvin O. Schlanger	95,216,377	1,643,105
James W. Stratton	95,709,514	1,149,968
Roger B. Vincent	95,786,998	1,072,484
John L. Walsh	95,768,374	1,091,108
The number of votes cast for and against, the number of abstentions, and the number of broker non-votes in the ratification of the appointment of PricewaterhouseCoopers LLP is as follows:
For: 96,429,375; Against: 280,845; Abstain: 149,262; Broker Non-Voted: 0.

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Exhibit		Incorporation by Reference
No.	Exhibit	Registrant	Filing	Exhibit

10.1	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008.

10.2	Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008.	UGI Utilities, Inc.	Form 8-K (3/5/08)	10.1

10.3	Amendment dated May 2, 2008 to the Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008.	UGI Utilities, Inc.	Form 10-Q (3/31/08)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: May 9, 2008	By:	/s/ Peter Kelly
Peter Kelly
Vice President-Finance and Chief Financial Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
10.1	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.