Form 10-Q
period 2008-06-30
UGI CORP /PA/
filed 2008-08-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
At July 31, 2008, there were 107,648,412 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2008, September 30, 2007 and June 30, 2007	1

Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4 - 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37 - 40

Item 4. Controls and Procedures	40

Part II Other Information

Item 1 Legal Proceedings	41

Item 1A. Risk Factors	42 - 43

Item 6. Exhibits	43 - 44

Signatures	45

Exhibit 10.1
Exhibit 10.2(a)
Exhibit 10.2(b)
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30,	September 30,	June 30,
	2008	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$272.2	$251.8	$170.9
Restricted cash	4.3	12.8	21.0
Short-term investments (at cost, which approximates fair value)	—	0.6	5.7
Accounts receivable (less allowances for doubtful accounts of $45.5, $37.7 and $46.0, respectively)	692.6	459.8	509.9
Accrued utility revenues	22.3	17.9	21.0
Inventories	318.0	359.5	249.6
Deferred income taxes	9.4	9.6	40.2
Utility deferred fuel costs	—	14.8	3.8
Derivative financial instruments	104.6	20.3	5.8
Prepaid expenses and other current assets	17.8	26.5	14.9

Total current assets	1,441.2	1,173.6	1,042.8

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,494.4, $1,387.2 and $1,344.8, respectively)	2,483.0	2,397.4	2,303.6

Goodwill	1,569.1	1,498.8	1,441.3
Intangible assets (less accumulated amortization of $104.3, $84.2 and $77.4, respectively)	173.8	173.1	163.2
Utility regulatory assets	91.8	89.0	82.6
Investments in equity investees	70.8	63.9	61.2
Other assets	137.6	106.9	128.3

Total assets	$5,967.3	$5,502.7	$5,223.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$82.2	$14.7	$14.3
UGI Utilities bank loans	30.0	190.0	108.0
AmeriGas Propane bank loans	26.0	—	—
Other bank loans	10.2	8.9	9.0
Accounts payable	494.9	420.8	350.4
Utility deferred fuel refunds	87.9	—	7.5
Deferred income taxes	6.9	19.0	—
Other current liabilities	380.8	404.1	316.9

Total current liabilities	1,118.9	1,057.5	806.1

Long-term debt	2,059.4	2,038.8	2,012.6
Deferred income taxes	544.6	506.4	528.7
Deferred investment tax credits	6.1	6.4	6.5
Other noncurrent liabilities	411.8	379.5	367.6

Total liabilities	4,140.8	3,988.6	3,721.5

Commitments and contingencies (note 6)

Minority interests, principally in AmeriGas Partners	243.7	192.2	201.0

Common stockholders’ equity
Common Stock, without par value (authorized — 300,000,000 shares; issued — 115,244,694, 115,152,994 and 115,152,994 shares, respectively)	852.8	831.6	825.3
Retained earnings	658.0	497.5	506.8
Accumulated other comprehensive income	130.2	57.7	34.2

	1,641.0	1,386.8	1,366.3
Treasury stock, at cost	(58.2)	(64.9)	(65.8)

Total common stockholders’ equity	1,582.8	1,321.9	1,300.5

Total liabilities and stockholders’ equity	$5,967.3	$5,502.7	$5,223.0

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$1,332.8	$1,076.8	$5,459.0	$4,542.1

Costs and expenses:
Cost of sales	948.6	726.8	3,881.2	3,094.0
Operating and administrative expenses	283.3	261.2	886.7	813.0
Utility taxes other than income taxes	4.4	4.2	13.7	13.9
Depreciation and amortization	46.8	42.1	137.5	125.6
Other income, net	(8.5)	(9.1)	(31.9)	(23.8)

	1,274.6	1,025.2	4,887.2	4,022.7

Operating income	58.2	51.6	571.8	519.4
Loss from equity investees	(0.7)	(0.9)	(2.1)	(2.2)
Interest expense	(35.4)	(33.9)	(107.6)	(105.0)

Income before income taxes and minority interests	22.1	16.8	462.1	412.2
Income taxes	(11.3)	(8.3)	(138.9)	(122.3)
Minority interests, principally in AmeriGas Partners	4.9	3.0	(101.4)	(96.3)

Net income	$15.7	$11.5	$221.8	$193.6

Earnings Per Common Share:
Basic	$0.15	$0.11	$2.07	$1.82

Diluted	$0.14	$0.11	$2.05	$1.80

Average common shares outstanding (millions):
Basic	107.421	106.655	107.172	106.304

Diluted	108.590	107.973	108.368	107.704

Dividends declared per common share	$0.1925	$0.1850	$0.5625	$0.5375

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221.8	$193.6
Reconcile to net cash from operating activities:
Depreciation and amortization	137.5	125.6
Provision for uncollectible accounts	28.1	24.2
Minority interests, principally in AmeriGas Partners	101.4	96.3
Deferred income taxes, net	(0.2)	7.2
Net change in settled accumulated other comprehensive income	3.3	27.0
Other, net	(5.5)	11.8
Net change in:
Accounts receivable and accrued utility revenues	(240.0)	(137.0)
Inventories	46.4	96.1
Utility deferred fuel costs, net of changes in unsettled derivatives	53.4	(4.9)
Accounts payable	51.3	(34.3)
Other current assets and liabilities	(45.5)	(48.8)

Net cash provided by operating activities	352.0	356.8

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(152.8)	(153.8)
Acquisitions of businesses, net of cash acquired	(1.5)	(27.8)
PG Energy Acquisition working capital settlement	—	23.7
Short-term investments increase	—	(5.1)
Net proceeds from disposals of assets	11.0	1.8
Decrease (increase) in restricted cash	8.5	(6.8)
Other, net	(4.9)	0.4

Net cash used by investing activities	(139.7)	(167.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(60.2)	(57.1)
Distributions on AmeriGas Partners publicly held Common Units	(60.2)	(57.2)
Issuances of debt	31.2	20.1
Repayments of debt	(7.1)	(25.4)
Decrease in UGI Utilities bank loans	(160.0)	(108.0)
Increase in AmeriGas Propane bank loans	26.0	—
Other bank loans increase (decrease)	0.3	(1.1)
Issuances of UGI Common Stock	16.8	14.0
Other	10.0	5.1

Net cash used by financing activities	(203.2)	(209.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11.3	5.1

Cash and cash equivalents increase (decrease)	$20.4	$(15.3)

Cash and cash equivalents:
End of period	$272.2	$170.9
Beginning of period	251.8	186.2

Increase (decrease)	$20.4	$(15.3)

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

We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At June 30, 2008, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,318,742 publicly held Common Units representing limited partner interests.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Through other subsidiaries, Enterprises also conducts an energy marketing business primarily in the eastern United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns and operates a 48-megawatt coal-fired electric generation station located in northeastern Pennsylvania and owns an approximate 6% interest in a 1,711-megawatt coal-fired electric generation station located in western Pennsylvania. In addition, Energy Services’ wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, “Asset Management”), owns a propane storage terminal located in Chesapeake, Virginia. Through other Enterprises’ subsidiaries, we own and operate heating, ventilation, air-conditioning, refrigeration and electrical contracting services businesses in the Middle Atlantic states (“HVAC/R”).
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2007 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2007 (“Company’s 2007 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Denominator (millions of shares):
Average common shares outstanding for basic computation	107.421	106.655	107.172	106.304
Incremental shares issuable for stock options and awards	1.169	1.318	1.196	1.400

Average common shares outstanding for diluted computation	108.590	107.973	108.368	107.704

Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$15.7	$11.5	$221.8	$193.6
Other comprehensive income	21.4	—	72.5	38.0

Comprehensive income	$37.1	$11.5	$294.3	$231.6

Other comprehensive income principally comprises (1) changes in the fair value of derivative commodity instruments, interest rate protection agreements, interest rate swaps and foreign currency derivatives qualifying as hedges, net of reclassifications to net income and (2) foreign currency translation adjustments.
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
Gas Utility Deferred Fuel Costs and Refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas costs (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on derivative financial instruments are included in utility deferred fuel costs or utility deferred fuel refunds on the condensed consolidated balance sheets. Unrealized gains and (losses) on such contracts at June 30, 2008, September 30, 2007, and June 30, 2007 were $49.3, ($0.6) and ($1.6), respectively.

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
We classify interest on tax deficiencies and income tax penalties as income taxes. As of October 1, 2007, we had unrecognized income tax benefits totaling $4.3, including related accrued interest and penalties of $0.4. If these unrecognized tax benefits were subsequently recognized, they would be recorded as a benefit to income taxes on the consolidated statement of income and, therefore, would impact the reported effective tax rate. During the three months ended June 30, 2008, the Company recognized tax benefits of $0.9 as a result of a tax settlement relating to an audit of a French subsidiary’s 2004 tax return.
The Company conducts business and files tax returns in the U.S., numerous states and local jurisdictions, and in certain European countries, principally France and Austria. Our U.S. federal income tax returns and our French tax returns are settled through the 2004 tax year. Our Austrian tax returns are effectively settled through the 2006 tax year. UGI Corporation’s federal income tax returns for fiscal 2005 and fiscal 2006 are currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of the pending U.S. federal tax audits in progress, we anticipate that the Internal Revenue Service’s audit of our fiscal 2005 and 2006 U.S. federal income tax returns will likely be completed by the end of fiscal 2008. Although we cannot predict with certainty, we do not anticipate that our unrecognized federal income tax benefits will significantly increase or decrease during the next twelve months. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended U.S. federal income tax returns remains subject to examination by various states for a period of up to one year after formal notification to the states of such U.S. federal tax return amendments.
Recently Issued Accounting Pronouncements. In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 clarifies the sources of accounting principles and the framework to be followed in preparing financial statements in conformity with generally accepted accounting principles in the United States of America. We do not expect this standard to impact our financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures on the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS 161 on our future disclosures.
In December 2007, the FASB issued SFAS 141R. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of SFAS 141R will depend on future acquisitions.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. FSP 39-1 is effective for fiscal years beginning after November 15, 2007. FSP 39-1 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two final staff positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended, applies prospectively to new fair value measurements for the Company as follows: on October 1, 2008 the standard will apply to our measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on October 1, 2009, the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. SFAS 157 is not expected to have a material effect on our earnings or financial position and will have no effect on our future cash flows.
2.	Intangible Assets
The Company’s intangible assets comprise the following:

	June 30,	September 30,	June 30,
	2008	2007	2007
Goodwill (not subject to amortization)	$1,569.1	$1,498.8	$1,441.3

Other intangible assets:
Customer relationships, noncompete agreements and other	$224.6	$208.9	$194.6
Trademark (not subject to amortization)	53.5	48.4	46.0

Gross carrying amount	278.1	257.3	240.6

Accumulated amortization	(104.3)	(84.2)	(77.4)

Net carrying amount	$173.8	$173.1	$163.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The increases in goodwill and other intangible assets during the nine months ended June 30, 2008 principally reflects the effects of foreign currency translation. Amortization expense of intangible assets was $4.8 and $14.2 for the three and nine months ended June 30, 2008, respectively, and $4.2 and $12.4 for the three and nine months ended June 30, 2007, respectively. No amortization is included in cost of sales in the condensed consolidated statements of income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: fiscal 2008 — $18.8; fiscal 2009 — $18.1; fiscal 2010 — $16.4; fiscal 2011 — $16.0; fiscal 2012 — $15.9.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
3.	Segment Information (continued)

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
Three Months Ended June 30, 2008:	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,332.8	$(82.3)	$535.2	$202.2	$32.8	$388.9	$218.7	$14.1	$23.2

Cost of sales	$948.6	$(81.7)	$363.0	$147.4	$17.7	$360.9	$121.5	$7.7	$12.1

Segment profit:
Operating income	$58.2	$0.1	$9.6	$12.5	$7.5	$16.0	$11.2	$0.6	$0.7
Loss from equity investees	(0.7)	—	—	—	—	—	(0.6)	$(0.1)	—
Interest expense	(35.4)	—	(18.2)	(8.4)	(0.4)	—	(6.9)	$(0.5)	(1.0)
Minority interests	4.9	(0.2)	5.2	—	—	—	(0.1)	—	—

Income (loss) before income taxes	$27.0	$(0.1)	$(3.4)	$4.1	$7.1	$16.0	$3.6	$—	$(0.3)

Depreciation and amortization	$46.8	$—	$20.1	$9.3	$0.9	$1.8	$13.2	$1.1	$0.4
Partnership EBITDA (c)			$29.7

Segment assets (at period end)	$5,967.3	$(370.6)	$1,730.1	$1,538.3	$115.8	$399.9	$1,876.6	$218.2	$459.0

Investments in equity investees (at period end)	$70.8	$—	$—	$—	$—	$—	$—	$70.8	$—

Goodwill (at period end)	$1,569.1	$(3.9)	$644.8	$162.3	$—	$11.8	$696.0	$51.1	$7.0

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
Three Months Ended June 30, 2007:	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,076.8	$(54.5)	$433.9	$185.9	$29.8	$306.8	$138.9	$9.2	$26.8

Cost of sales	$726.8	$(53.8)	$272.1	$128.2	$15.2	$282.0	$62.7	$4.7	$15.7

Segment profit:
Operating income (loss)	$51.6	$0.3	$12.1	$16.0	$7.6	$13.9	$1.7	$(0.3)	$0.3
Loss from equity investees	(0.9)	—	—	—	—	—	(0.4)	(0.5)	—
Interest expense	(33.9)	—	(17.8)	(9.0)	(0.6)	—	(5.8)	(0.5)	(0.2)
Minority interests	3.0	(0.1)	3.2	—	—	—	(0.1)	—	—

Income (loss) before income taxes	$19.8	$0.2	$(2.5)	$7.0	$7.0	$13.9	$(4.6)	$(1.3)	$0.1

Depreciation and amortization	$42.1	$—	$19.0	$9.1	$0.8	$1.7	$10.5	$0.8	$0.2
Partnership EBITDA (c)			$30.9

Segment assets (at period end)	$5,223.0	$(346.2)	$1,591.2	$1,465.3	$109.8	$282.0	$1,537.3	$189.3	$394.3

Investments in equity investees (at period end)	$61.2	$—	$—	$—	$—	$—	$—	$61.2	$—

Goodwill (at period end)	$1,441.3	$(3.9)	$621.8	$162.6	$—	$11.8	$598.3	$43.7	$7.0

(a)	International Propane — Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH, and our joint-venture business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended June 30,	2008	2007

Partnership EBITDA	$29.7	$30.9
Depreciation and amortization	(20.1)	(19.0)
Minority interests (i)	—	0.2

Operating income	$9.6	$12.1

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
3.	Segment Information (continued)

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
Nine Months Ended June 30, 2008:	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$5,459.0	$(207.6)	$2,290.0	$1,005.6	$103.3	$1,261.4	$888.5	$47.7	$70.1

Cost of sales	$3,881.2	$(202.0)	$1,545.3	$739.3	$59.6	$1,160.2	$513.6	$27.5	$37.7

Segment profit:
Operating income	$571.8	$—	$236.8	$138.1	$21.4	$67.3	$101.7	$4.0	$2.5
Loss from equity investees	(2.1)	—	—	—	—	—	(1.1)	(1.0)	—
Interest expense	(107.6)	—	(55.1)	(28.3)	(1.5)	—	(19.9)	(1.8)	(1.0)
Minority interests	(101.4)	(0.2)	(100.0)	—	—	—	(1.2)	—	—

Income (loss) before income taxes	$360.7	$(0.2)	$81.7	$109.8	$19.9	$67.3	$79.5	$1.2	$1.5

Depreciation and amortization	$137.5	$—	$60.0	$28.1	$2.7	$5.3	$37.5	$3.1	$0.8
Partnership EBITDA (c)			$294.5

Segment assets (at period end)	$5,967.3	$(370.6)	$1,730.1	$1,538.3	$115.8	$399.9	$1,876.6	$218.2	$459.0

Investments in equity investees (at period end)	$70.8	$—	$—	$—	$—	$—	$—	$70.8	$—

Goodwill (at period end)	$1,569.1	$(3.9)	$644.8	$162.3	$—	$11.8	$696.0	$51.1	$7.0

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
Nine Months Ended June 30, 2007:	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$4,542.1	$(150.0)	$1,860.3	$919.3	$89.6	$1,095.9	$625.2	$32.1	$69.7

Cost of sales	$3,094.0	$(147.4)	$1,161.1	$656.2	$48.2	$1,017.1	$300.5	$17.0	$41.3

Segment profit:
Operating income	$519.4	$—	$226.6	$132.2	$20.5	$46.5	$92.9	$0.6	$0.1
Loss from equity investees	(2.2)	—	—	—	—	—	(1.5)	(0.7)	—
Interest expense	(105.0)	—	(53.6)	(30.2)	(1.9)	—	(17.1)	(1.5)	(0.7)
Minority interests	(96.3)	(0.2)	(95.6)	—	—	—	(0.5)	—	—

Income (loss) before income taxes	$315.9	$(0.2)	$77.4	$102.0	$18.6	$46.5	$73.8	$(1.6)	$(0.6)

Depreciation and amortization	$125.6	$—	$56.1	$28.0	$2.6	$5.3	$30.5	$2.5	$0.6
Partnership EBITDA (c)			$280.4

Segment assets (at period end)	$5,223.0	$(346.2)	$1,591.2	$1,465.3	$109.8	$282.0	$1,537.3	$189.3	$394.3

Investments in equity investees (at period end)	$61.2	$—	$—	$—	$—	$—	$—	$61.2	$—

Goodwill (at period end)	$1,441.3	$(3.9)	$621.8	$162.6	$—	$11.8	$598.3	$43.7	$7.0

(a)	International Propane — Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH, and our joint-venture business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine months ended June 30,	2008	2007

Partnership EBITDA	$294.5	$280.4
Depreciation and amortization	(60.0)	(56.1)
Minority interests (i)	2.3	2.3

Operating income	$236.8	$226.6

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

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
During the nine months ended June 30, 2008 and 2007, Energy Services sold trade receivables totaling $1,145.2 and $1,011.0, respectively, to ESFC. During the nine months ended June 30, 2008 and 2007, ESFC sold an aggregate $95.5 and $433.5, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2008, the outstanding balance of ESFC trade receivables was $132.1 and there was no amount sold to the commercial paper conduit. At June 30, 2007, the outstanding balance of ESFC trade receivables was $90.4 which is net of $5.5 that was sold to the commercial paper conduit and removed from the balance sheet.
5.	Defined Benefit Pension and Other Postretirement Plans
We sponsor two defined benefit pension plans for employees of UGI, UGI Utilities, UGIPNG, and certain of UGI’s other wholly owned domestic subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$1.5	$1.6	$0.1	$0.2
Interest cost	5.0	4.7	0.3	0.3
Expected return on assets	(6.1)	(5.9)	(0.2)	(0.2)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service cost (benefit)	—	0.1	(0.1)	(0.1)
Actuarial loss	—	0.3	—	—

Net benefit cost	0.4	0.8	0.1	0.3
Change in regulatory assets and liabilities	—	—	0.8	0.7

Net expense	$0.4	$0.8	$0.9	$1.0

			Other
	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$4.5	$4.9	$0.3	$0.4
Interest cost	14.8	14.1	0.8	1.0
Expected return on assets	(18.4)	(17.7)	(0.5)	(0.5)
Amortization of:
Transition obligation	—	—	—	0.2
Prior service cost (benefit)	—	0.2	(0.3)	(0.2)
Actuarial loss	0.1	0.8	—	0.1

Net benefit cost	1.0	2.3	0.3	1.0
Change in regulatory assets and liabilities	—	—	2.5	2.1

Net expense	$1.0	$2.3	$2.8	$3.1

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2008 for ERISA funding purposes and Antargaz does not expect to make any material contributions to fund its pension or other postretirement benefits during fiscal 2008. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2008, nor are they expected to be material for the year ending September 30, 2008.
We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement income plans. We recorded pre-tax expense associated with these plans of $0.6 and $2.4 for the three and nine months ended June 30, 2008, respectively. We recorded pre-tax expense for these plans of $0.6 and $1.7 for the three and nine months ended June 30, 2007, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
6.	Commitments and Contingencies

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58.0. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. The Partnership has reviewed the preliminary site characterization study prepared by the DEC and is in the early stages of investigating the extent of contamination and the possible existence of other potentially responsible parties. Due to the early stage of such investigation, an estimate of possible loss cannot be made. It is reasonably possible that such estimate of possible loss could be material to the Company’s results of operations.
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
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, UGI Utilities divested all of its utility operations other than those which now constitute UGI Gas and Electric Utility by the early 1950s. At June 30, 2008, neither the Company’s undiscounted amount nor its accrued liability for environmental investigation and cleanup costs was material.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Studies conducted by the City and Citizens suggest that it could cost up to $18 to clean up the river. Citizens’ third-party claims have been stayed pending a resolution of the City’s suit against Citizens, which was tried in September 2005. Maine’s Department of Environmental Protection (“DEP”) informed UGI Utilities in March 2005 that it considers UGI Utilities to be a potentially responsible party for costs incurred by the State of Maine related to gas plant contaminants at this site. On June 27, 2006, the court issued an order finding Citizens responsible for 60% of the cleanup costs. On February 14, 2007, Citizens and the City entered into a settlement agreement pursuant to which Citizens agreed to pay $7.6 in exchange for a release of its liabilities. UGI Utilities believes that it has good defenses to any claim that the DEP may bring to recover its costs and is defending the Citizens’ suit.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case was remanded back to the trial court. On June 17, 2008, UGI Utilities and ConEd agreed to a settlement with respect to the three remaining sites. UGI Utilities’ obligations under the settlement agreement did not have a material effect on the Company’s operating results or financial condition.
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
7.	Proposed Acquisition of PPL Gas Utilities and Penn Fuel
On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268 plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas Propane, L.P. for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.
The Acquisition has been approved by the Maryland Public Service Commission and is pending approval by the PUC. The Acquisition is currently expected to close on or about September 30, 2008.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
8.      AmeriGas Partners Pending Asset Sale
On July 30, 2008, AmeriGas OLP signed a definitive agreement to sell its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43.0 in cash. The transaction is subject to customary closing conditions and is expected to close approximately sixty to ninety days after July 30, 2008. Upon closing, UGI expects to record an after-tax gain of approximately $11.0 associated with this transaction.

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
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2008 (“2008 three-month period”) with the three months ended June 30, 2007 (“2007 three-month period”) and the nine months ended June 30, 2008 (“2008 nine-month period”) with the nine months ended June 30, 2007 (“2007 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the Condensed Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of November through March. As a result, our earnings are generally higher in the first and second fiscal quarters. In addition, high and volatile commodity prices like those experienced by our domestic and international businesses over the last several years and weak economic conditions can result in lower customer consumption and increased competitive pressures in certain markets.
Net income for the 2008 three-month period increased to $15.7 million from $11.5 million in the prior year principally as a result of better International Propane results and, to a lesser extent, greater income from Energy Services. International Propane’s results benefited from spring temperatures that were cooler than in the prior-year three-month period, although nearly 15% warmer than normal. Energy Services recorded higher total margin in the 2008 three-month period principally from increased electric generation results due in large part to higher electricity unit margins and changes in the fair value of electricity transmission-related financial instruments used to hedge certain transmission costs associated with fixed-price electricity sales contracts. Temperatures in our Gas Utility and Electric Utility service territories were warmer than normal and the prior-year three-month period particularly during the early spring heating season. In our Gas Utility, the warmer early spring weather as well as continued customer conservation resulting from high natural gas prices more than offset the effects of year-over-year growth in the number of Gas Utility core market customers. Gas Utility’s core market customers principally comprise firm- residential, commercial and industrial (“retail core-market”) customers, who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial and industrial (“core market transportation”) customers who purchase their gas from alternate suppliers.
Net income for the 2008 nine-month period increased to $221.8 million from $193.6 million in the prior year principally as a result of better Energy Services and Gas Utility results and, to a lesser extent, better U.S. dollar-denominated International Propane results. Energy Services experienced higher total margin in the 2008 nine-month period particularly from higher total electric generation margin and greater income from peaking supply and storage management services. During the 2008 nine-month period, temperatures in our International Propane operations were warmer than normal but colder than the record-setting warm temperatures experienced during the prior-year period. Temperatures in AmeriGas Propane’s service territory in the 2008 nine-month period were warmer than normal but slightly colder than in the prior year. In our International Propane operations, the beneficial effects from the weather-related increase in volumes were offset by a decline in average retail unit margin due to significantly higher LPG commodity costs and increased competition in certain customer segments at Antargaz. Although Flaga’s wholly owned operations performed better than the prior year, Flaga’s central European ZLH joint venture results, which were not material to the Company’s fiscal 2008 results, continued to reflect the effects of significantly lower volumes and lower total margin due to customer conservation and competition from alternative fuels and other suppliers caused in large part by high and increasing LPG commodity costs. To a much lesser extent, AmeriGas Propane’s sales volumes have also been affected by price-induced conservation due to extraordinarily high propane product costs. Additionally, each of our domestic businesses and, to a lesser extent our International Propane operations, have been negatively affected by general economic conditions.

UGI CORPORATION AND SUBSIDIARIES
The U.S. dollar versus the euro was weaker in fiscal 2008 than in fiscal 2007. Although the weaker dollar resulted in higher translated International Propane operating results, the effects of the weaker dollar on reported International Propane net income were substantially offset by the effects of fiscal 2008 losses on forward currency contracts used to hedge purchases of dollar-denominated LPG.
Net income (loss) by business unit:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(millions of dollars)		(millions of dollars)
Net income (loss):
AmeriGas Propane (a)	$(2.5)	$(1.6)	$48.5	$46.1
International Propane	2.6	(3.3)	57.7	49.8
Gas Utility	2.1	4.3	65.9	61.8
Electric Utility	4.1	4.0	11.6	10.8
Energy Services	9.4	8.2	39.7	27.5
Corporate & Other	—	(0.1)	(1.6)	(2.4)

Total net income	$15.7	$11.5	$221.8	$193.6

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.
2008 three-month period compared to the 2007 three-month period
AmeriGas Propane:

			Increase
For the three months ended June 30,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$535.2	$433.9	$101.3	23.3%
Total margin (a)	$172.2	$161.8	$10.4	6.4%
Partnership EBITDA (b)	$29.7	$30.9	$(1.2)	(3.9)%
Operating income	$9.6	$12.1	$(2.5)	(20.7)%
Retail gallons sold (millions)	180.7	182.1	(1.4)	(0.8)%
Degree days — % colder (warmer) than normal (c)	1.8%	(6.1)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 1.8% colder than normal during the 2008 three-month period compared with temperatures in the prior-year period that were 6.1% warmer than normal. Notwithstanding the cooler 2008 three-month period weather and the full period benefits of acquisitions made in fiscal 2007, retail gallons sold were about equal to the prior-year period reflecting, among other things, customer conservation in response to increasing propane product costs and a weaker economy. The average wholesale propane cost at Mont Belvieu, Texas for the 2008 three-month period increased approximately 50% over such average cost for the same period last year.

UGI CORPORATION AND SUBSIDIARIES
Retail propane revenues increased $90.3 million reflecting a $92.9 million increase due to the higher average selling prices partially offset by a $2.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $9.2 million reflecting a $10.0 million increase from higher wholesale selling prices partially offset by a $0.8 million decrease from lower wholesale volumes sold. Total cost of sales increased $90.9 million to $363.0 million reflecting the effects of the higher propane product costs.
Total margin was $10.4 million greater in the 2008 three-month period principally reflecting higher average propane margins per retail gallon sold and, to a lesser extent, higher fee and service income.
Partnership EBITDA during the 2008 three-month period was $29.7 million, slightly lower than the prior-year period. The previously mentioned increase in total margin was more than offset by a $10.3 million increase in operating and administrative expenses and, to a lesser extent, lower other income. Operating and administrative expenses increased due in large part to expenses associated with acquisitions, increased vehicle fuel and maintenance expenses and the effects of greater reduction in general insurance liabilities recorded in the prior year.
AmeriGas Propane operating income decreased $2.5 million reflecting the $1.2 million reduction in Partnership EBITDA and higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.
International Propane:

			Increase
For the three months ended June 30,	2008	2007	(Decrease)
(Millions of euros)
Revenues	€148.7	€109.5	€39.2	35.8%
Total margin (a)	€66.2	€59.6	€6.6	11.1%
Operating income	€7.2	€1.0	€6.2	620.0%
Income (loss) before income taxes	€2.0	€(4.2)	€6.2	(147.6)%

(Millions of dollars)
Revenues	$232.8	$148.1	$84.7	57.2%
Total margin (a)	$103.6	$80.7	$22.9	28.4%
Operating income	$11.8	$1.4	$10.4	742.9%
Income (loss) before income taxes	$3.6	$(5.9)	$9.5	(161.0)%

Antargaz retail gallons sold	55.2	49.6	5.6	11.3%
Degree days — % warmer than normal (b)	14.8%	44.3%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 14.8% warmer than normal during the 2008 three-month period compared with temperatures that were approximately 44.3% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal and colder than the prior year. Antargaz’ 2008 three-month period retail volumes benefited from the colder weather. The beneficial volume effects resulting from the colder weather were partially offset by some customer conservation in response to significantly higher LPG commodity costs, the loss of a low-margin industrial customer and a weaker economy. The average wholesale price for propane in northwest Europe during the 2008 three-month period was approximately 52% higher than the average wholesale price in the same period last year.

UGI CORPORATION AND SUBSIDIARIES
Our International Propane base-currency results are translated into U.S dollars based upon exchange rates experienced during each of the reporting periods. During the 2008 three-month period, the average currency translation rate was $1.56 per euro compared to a rate of $1.35 per euro during the prior-year period. The weaker U.S. dollar did not have a material effect on year-over-year three-month period International Propane net income.
International propane euro-based revenues increased €39.2 million reflecting higher average selling prices and, to a lesser extent, the higher retail gallons sold. The higher average selling prices reflect the previously mentioned year-over-year increase in wholesale LPG product costs. International Propane’s total cost of sales increased to €82.5 million in the 2008 three-month period from €49.9 million in the prior year largely reflecting the higher per-unit LPG commodity costs and the greater volumes sold.
International Propane total margin increased €6.6 million or 11.1% in the 2008 three-month period reflecting greater margin from the higher retail volumes sold and slightly higher average retail unit margin per gallon. In U.S. dollars, total margin increased $22.9 million or 28.4% reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.
International Propane operating income increased €6.2 million principally reflecting the previously mentioned increase in total margin. On a U.S. dollar basis, operating income increased $10.4 million as the previously-mentioned increase in U.S. dollar-denominated total margin was partially offset by higher U.S. dollar-denominated operating expenses and depreciation and amortization. Euro-based income before income taxes was €6.2 million higher than in the prior year principally reflecting the higher operating income. In U.S. dollars, income before income taxes increased $9.5 million reflecting the higher dollar-denominated operating income and the effects of the weaker dollar on translated interest expense. Although Flaga’s wholly owned operations performed better than the prior year, Flaga’s central European ZLH joint venture results, which were not material to the Company’s fiscal 2008 results, continued to reflect the effects of significantly lower volumes and lower total margin due to customer conservation and competition from alternative fuels and other suppliers caused in large part by high and increasing LPG commodity costs.
Gas Utility:

			Increase
For the three months ended June 30,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$202.2	$185.9	$16.3	8.8%
Total margin (a)	$54.8	$57.7	$(2.9)	(5.0)%
Operating income	$12.5	$16.0	$(3.5)	(21.9)%
Income before income taxes	$4.1	$7.0	$(2.9)	(41.4)%
System throughput — billions of cubic feet (“bcf”)	23.4	25.4	(2.0)	(7.9)%
Degree days — % (warmer) colder than normal (b)	(4.3)%	3.8%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 4.3% warmer than normal compared with temperatures that were 3.8% colder than normal in the prior-year period. Temperatures were particularly warmer during the early spring heating season. Total distribution throughput decreased 2.0 bcf in the 2008 three-month period reflecting the effects of the warmer 2008 three-month period weather, price-induced customer conservation and general economic conditions offset by higher volumes delivered to low-margin cogeneration delivery service customers and year-over-year growth in the number of Gas Utility customers.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility revenues increased $16.3 million principally reflecting a $25.6 million increase in revenues from off-system sales partially offset by lower core market revenues. Core market revenues were lower in the 2008 three-month period as the revenue effects of the lower core market volumes were partially offset by the effects of higher average retail core-market purchased gas cost (“PGC”) rates. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Deferred fuel refunds included on the condensed consolidated balance sheet at June 30, 2008 principally reflect the effects of significantly higher unrealized gains on natural gas futures contracts. Gas Utility’s cost of gas was $147.4 million in the 2008 three-month period compared with $128.2 million in the 2007 three-month period principally reflecting the increase in off-system sales and the higher average retail core-market PGC rates reduced by the effects of the lower retail core-market sales.
Gas Utility total margin decreased $2.9 million principally reflecting a $3.7 million decrease in core market margin partially offset by greater delivery service and other margin.
The decrease in Gas Utility operating income principally reflects the previously mentioned lower total margin and slightly higher total operating and administrative expenses. Income before income taxes also decreased reflecting the lower operating income partially offset by lower interest expense.
Electric Utility:

			Increase
For the three months ended June 30,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$32.8	$29.8	$3.0	10.1%
Total margin (a)	$13.2	$12.9	$0.3	2.3%
Operating income	$7.5	$7.6	$(0.1)	(1.3)%
Income before income taxes	$7.1	$7.0	$0.1	1.4%
Distribution sales — millions of kilowatt hours (“gwh”)	224.9	231.1	(6.2)	(2.7)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.9 million and $1.7 million during the three-month periods ended June 30, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2008 three-month period were slightly lower than in the prior year due primarily to weather that was 6.2% warmer. Electric Utility revenues increased $3.0 million principally as a result of higher Provider of Last Resort (“POLR”) rates and, to a lesser extent, greater revenues from spot market sales of electricity. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008. This increase raised the average cost to a residential heating customer by approximately 5.5% over costs in effect during calendar year 2007. Electric Utility cost of sales increased to $17.7 million in the 2008 three-month period from $15.2 million in the prior year principally reflecting higher per-unit purchased power costs partially offset by the lower sales and gains from financial transmission rights (“FTRs”) as further described below.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility total margin increased $0.3 million during the 2008 three-month period principally reflecting $1.6 million of realized gains from the sale of FTRs and $0.7 million of unrealized gains from changes in the fair value of FTRs substantially offset by higher per-unit purchased power costs. FTRs are financial instruments that entitle the holder to receive compensation for congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process involving the use of PJM allocated auction revenue rights (“ARRs”) and, to a lesser extent, from purchases through monthly PJM auctions. PJM is a regional transmission organization (“RTO”) that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. During the 2008 three-month period, Electric Utility sold FTRs it obtained through the use of allocated ARRs but does not need to hedge transmission congestion charges and retained FTRs that economically hedge congestion associated with its service obligations. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment. Accordingly, FTRs are recorded at fair value with changes in fair value reflected in earnings. The realized and unrealized gains on FTRs have been included in cost of sales on the condensed consolidated statements of income.
Electric Utility operating income and income before income taxes in the 2008 three-month period were about equal to the prior year reflecting the higher total margin offset by slightly higher operating and administrative costs.
Energy Services:

For the three months ended June 30,	2008	2007	Increase
(Millions of dollars)
Revenues	$388.9	$306.8	$82.1	26.8%
Total margin (a)	$28.0	$24.8	$3.2	12.9%
Operating income	$16.0	$13.9	$2.1	15.1%
Income before income taxes	$16.0	$13.9	$2.1	15.1%

(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding retail gas volumes in the 2008 three-month period that were slightly lower than in the prior-year three-month period, Energy Services revenues increased $82.1 million principally reflecting the effects on revenues of higher natural gas and propane product costs and higher market prices for electricity.
Total margin from Energy Services increased $3.2 million in the 2008 three-month period reflecting greater total margin from electric generation and retail electricity sales and, to a much lesser extent, peaking and asset management activities. These increases in total margin were partially offset by lower natural gas total margin. The higher retail electricity and electric generation margin principally resulted from higher spot-market and fixed contract prices for electricity and $1.9 million of unrealized gains from increases in the estimated fair value of FTRs. Energy Services purchases FTRs to economically hedge transmission congestion charges associated with its fixed price electricity sales contracts. Although FTRs are considered derivative financial instruments and economically hedge congestion charges, they do not currently qualify for hedge accounting treatment. The unrealized gains on FTRs are included in cost of sales on the condensed consolidated statements of income. The increase in Energy Services’ operating income and income before income taxes principally reflects the previously mentioned increase in total margin partially offset by higher operating expenses.

UGI CORPORATION AND SUBSIDIARIES
2008 nine-month period compared to the 2007 nine-month period
AmeriGas Propane:

			Increase
For the nine months ended June 30,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$2,290.0	$1,860.3	$429.7	23.1%
Total margin (a)	$744.7	$699.2	$45.5	6.5%
Partnership EBITDA (b)	$294.5	$280.4	$14.1	5.0%
Operating income	$236.8	$226.6	$10.2	4.5%
Retail gallons sold (millions)	828.2	835.1	(6.9)	(0.8)%
Degree days — % warmer than normal (c)	2.7%	5.8%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 2.7% warmer than normal compared with temperatures in the prior-year period that were 5.8% warmer than normal. Notwithstanding the slightly colder 2008 nine-month period weather and the benefits of acquisitions made in fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation in response to increasing propane product costs and a weak economy. The average wholesale propane cost at Mont Belvieu, Texas during the 2008 nine-month period increased more than 50% over the average cost during the same period last year.
Retail propane revenues increased $385.7 million reflecting a $399.0 million increase due to the higher average selling prices partially offset by a $13.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $39.1 million reflecting a $45.2 million increase from higher wholesale selling prices partially offset by a $6.1 million decrease from lower wholesale volumes sold. Total cost of sales increased $384.2 million to $1,545.3 million in the 2008 nine-month period reflecting higher propane product costs.
Total margin was $45.5 million greater in the 2008 nine-month period principally reflecting higher average propane margins per retail gallon sold and, to a much lesser extent, higher fee income.
Partnership EBITDA during the 2008 nine-month period was $294.5 million, $14.1 million higher than the prior-year period. The previously mentioned increase in total margin as well as a $2.5 million increase in other income was partially offset by a $33.7 million increase in operating and administrative expenses as a result of expenses associated with acquisitions, increased vehicle fuel and maintenance expenses, greater general insurance expense and, to a lesser extent, higher uncollectible accounts expenses attributable to the higher revenues.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Propane operating income increased $10.2 million reflecting the previously mentioned greater EBITDA reduced by higher depreciation and amortization expense from acquisitions and plant and equipment expenditures made since the prior year.
International Propane:

			Increase
For the nine months ended June 30,	2008	2007	(Decrease)
(Millions of euros)
Revenues	€624.2	€498.2	€126.0	25.3%
Total margin (a)	€263.1	€257.5	€5.6	2.2%
Operating income	€70.9	€72.0	€(1.1)	(1.5)%
Income before income taxes	€54.9	€56.6	€(1.7)	(3.0)%

(Millions of dollars)
Revenues	$936.2	$657.3	$278.9	42.4%
Total margin (a)	$395.1	$339.8	$55.3	16.3%
Operating income	$105.7	$93.5	$12.2	13.0%
Income before income taxes	$80.7	$72.2	$8.5	11.8%

Antargaz retail gallons sold	250.2	224.8	25.4	11.3%
Degree days — % warmer than normal (b)	5.1%	23.0%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 5.1% warmer than normal during the 2008 nine-month period compared with temperatures that were approximately 23.0% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal and significantly colder than the prior year. Principally as a result of the colder weather, Antargaz’ retail volumes sold increased 11.3% to 250.2 million gallons from 224.8 million gallons in the prior year nine-month period. Flaga also recorded higher retail gallons sold. The beneficial volume effects on Antargaz resulting from the colder weather were partially offset by customer conservation in response to substantially higher LPG commodity costs, the loss of a low-margin industrial customer and a weaker economy. The average wholesale propane price for propane in northwest Europe for the 2008 nine-month period was more than 58% higher than such average price in the same period last year.
During the 2008 nine-month period, the average currency translation rate was $1.51 per euro compared to a rate of $1.32 during the prior-year period. However, the effects of the weaker dollar on year-over-year nine-month period International Propane net income were substantially offset by the impact of losses on forward currency contracts used to purchase dollar denominated LPG.
International propane euro-based revenues increased €126.0 million principally reflecting higher Antargaz and Flaga average selling prices during the 2008 three-month period and the higher Antargaz and Flaga retail volumes sold. International Propane’s total cost of sales increased to €361.1 million in the 2008 nine-month period from €240.7 million in the prior year largely reflecting the higher per-unit LPG commodity costs, the greater volumes sold and, to a much lesser extent, higher losses on forward currency contracts.
International Propane total margin increased €5.6 million or 2.2% in the 2008 nine-month period reflecting the effects of the greater retail sales of LPG substantially offset by a decline in average retail unit margin per gallon primarily due to the significantly higher LPG commodity costs and increased competition in certain customer segments at Antargaz. In U.S. dollars, total margin increased $55.3 million or 16.3% reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.

UGI CORPORATION AND SUBSIDIARIES
International Propane operating income decreased €1.1 million principally reflecting the previously mentioned increase in total margin more than offset by higher operating and administrative expenses, due in large part to the effects of the increased sales activity and fuel costs on operating expenses, and higher depreciation and amortization on capital additions. On a U.S. dollar basis, operating income increased $12.2 million as the previously-mentioned increase in U.S. dollar denominated total margin was substantially offset by higher U.S. dollar denominated operating and administrative expenses and depreciation and amortization expense. Euro-based income before income taxes was €1.7 million lower than last year primarily reflecting the lower operating income. In U.S. dollars, income before income taxes was $8.5 million higher than the prior year reflecting the higher operating income slightly offset by greater U.S. dollar translated interest expense.
Gas Utility:

For the nine months ended June 30,	2008	2007	Increase
(Millions of dollars)
Revenues	$1,005.6	$919.3	$86.3	9.4%
Total margin (a)	$266.3	$263.1	$3.2	1.2%
Operating income	$138.1	$132.2	$5.9	4.5%
Income before income taxes	$109.8	$102.0	$7.8	7.6%
System throughput — billions of cubic feet (“bcf”)	112.4	108.6	3.8	3.5%
Degree days — % warmer than normal (b)	5.0%	4.3%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 30-year period 1975-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 5.0% warmer than normal compared with temperatures that were 4.3% warmer than normal in the prior-year period. Total distribution throughput increased 3.8 bcf in the 2008 nine-month period principally reflecting greater interruptible delivery service volumes, principally volumes associated with low margin cogeneration customers, and an increase in the number of Gas Utility core market customers partially offset by lower average usage per customer due in large part to price-induced customer conservation and a weak economy.
Gas Utility revenues increased $86.3 million principally reflecting the effects of higher average PGC rates on retail core-market revenues and a $57.7 million increase in revenues from off-system sales. Gas Utility’s cost of sales was $739.3 million in the 2008 nine-month period compared with $656.2 million in the 2007 nine-month period principally reflecting the increase in retail core-market PGC rates and the greater off-system sales.
Gas Utility total margin increased $3.2 million primarily reflecting slight increases in interruptible delivery service and core market total margin.
The increase in Gas Utility operating income principally reflects the previously mentioned increase in total margin and a $3.4 million increase in other income partially offset by slightly higher operating and administrative expenses. The higher other income reflects in large part greater storage contract fees. Gas Utility income before income taxes also reflects slightly lower interest expense.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility:

			Increase
For the nine months ended June 30,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$103.3	$89.6	$13.7	15.3%
Total margin (a)	$37.8	$36.4	$1.4	3.8%
Operating income	$21.4	$20.5	$0.9	4.4%
Income before income taxes	$19.9	$18.6	$1.3	7.0%
Distribution sales — millions of kilowatt hours (“gwh”)	758.4	762.0	(3.6)	(0.5)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.9 million and $1.7 million during the three-month periods ended June 30, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2008 nine-month period were about equal to the prior year on heating season weather that was slightly warmer than in the prior year. Electric Utility revenues increased $13.7 million principally as a result of higher POLR rates. Electric Utility cost of sales increased to $59.6 million in the 2008 nine-month period from $48.2 million in the prior year principally reflecting higher per-unit purchased power costs partially offset by $1.6 million of gains from the sale of FTRs and $0.7 million of unrealized gains from changes in the fair value of FTRs.
Electric Utility total margin increased $1.4 million during the 2008 nine-month period reflecting the effects of the higher POLR rates and the previously mentioned realized and unrealized gains on FTRs partially offset by the higher per-unit purchased power costs and higher revenue-related taxes.
The increase in Electric Utility operating income and income before income taxes in the 2008 nine-month period reflects the higher total margin partially offset by slightly higher operating and administrative costs. Income before income taxes reflects the higher operating income as well as lower interest expense.
Energy Services:

For the nine months ended June 30,	2008	2007	Increase
(Millions of dollars)
Revenues	$1,261.4	$1,095.9	$165.5	15.1%
Total margin (a)	$101.2	$78.8	$22.4	28.4%
Operating income	$67.3	$46.5	$20.8	44.7%
Income before income taxes	$67.3	$46.5	$20.8	44.7%

(a)	Total margin represents total revenues less total cost of sales.
Notwithstanding retail gas volumes in the 2008 nine-month period that were approximately equal to the prior-year period, Energy Services revenues increased $165.5 million principally reflecting the effects of higher commodity costs for propane and natural gas, higher electricity spot-market and fixed contract prices and higher revenues from peaking supply services.

UGI CORPORATION AND SUBSIDIARIES
Total margin from Energy Services was $22.4 million higher in the 2008 nine-month period reflecting greater total margin from peaking supply services due in part to the expansion of peaking facilities and higher peaking rates charged, higher electric generation margin resulting in large part from higher spot market and fixed contract prices for electricity and unrealized gains of $1.9 million associated with changes in the fair value of FTRs, and greater margin from asset management activities. The increase in Energy Services’ operating income and income before income taxes principally reflects the previously mentioned increase in total margin partially offset by slightly higher operating and administrative expenses.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our cash and cash equivalents not subject to restriction totaled $272.2 million at June 30, 2008 compared with $251.8 million at September 30, 2007. Excluding cash and cash equivalents at UGI’s operating subsidiaries, at June 30, 2008 and September 30, 2007 we had $190.3 million and $106.4 million, respectively, of cash and cash equivalents not subject to restriction.
The Company’s debt outstanding at June 30, 2008 totaled $2,207.8 million (including current maturities of long-term debt of $82.2 million) compared to $2,252.4 million of debt outstanding (including current maturities of long-term debt of $14.7 million) at September 30, 2007. The decrease in total debt outstanding at June 30, 2008 reflects net repayments of debt totaling $109.6 million partially offset by the translation effects of the weaker dollar on euro-denominated International Propane debt. Total debt outstanding at June 30, 2008 principally consists of $958.7 million of AmeriGas Partners’ debt, $672.9 million (€427.4 million) of International Propane debt, $562 million of UGI Utilities’ debt, and $14 million of other, as further described below.
AmeriGas Partners’ total debt at June 30, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.3 million of AmeriGas OLP First Mortgage Notes and $2.6 million of other long-term debt. AmeriGas Partners’ total debt at June 30, 2008 also includes $26 million outstanding under AmeriGas OLP’s Credit Agreement.
International Propane’s total debt at June 30, 2008 includes long-term debt principally comprising $598.3 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and $61.4 million (€39.0 million) outstanding under Flaga’s term loan. Total International Propane debt outstanding at June 30, 2008 also includes $10.2 million (€6.5 million) outstanding under Flaga’s working capital facility and $3.0 million (€1.9 million) of other long-term debt.
UGI Utilities’ total debt at June 30, 2008 includes long-term debt comprising $275 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at June 30, 2008 also includes $30 million outstanding under UGI Utilities Revolving Credit Agreement.
During the three months ended June 30, 2008, a first-tier subsidiary of UGI issued $14 million of amortizing fifteen-year long-term debt collateralized by UGI Corporation’s headquarters building.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas OLP’s Credit Agreement is currently scheduled to expire in October 2011 and consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. At June 30, 2008, there were $26 million of borrowings outstanding under the Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $44.4 million at June 30, 2008. During the 2008 nine-month period, the average daily and peak borrowings outstanding under the Credit Agreement were $47.4 million and $101 million, respectively. During the 2007 nine-month period, the average daily and peak borrowings outstanding under the Credit Agreement were $2.0 million and $92.0 million, respectively.
Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at June 30, 2008.
UGI Utilities has a $350 million Revolving Credit Agreement which expires in August 2011. At June 30, 2008, UGI Utilities had $30 million in borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2008 and 2007 nine-month periods, average daily bank loan borrowings were $134.7 million and $173.4 million, respectively, and peak bank loan borrowings totaled $267 million and $259 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January. UGI Utilities also has effective shelf registration statements with the SEC and authority from the PUC to issue Medium-Term Notes from time-to-time. In January 2008, UGI Utilities issued $20 million of Medium-term Notes bearing interest at a rate of 5.67%. The proceeds from the issuance of the $20 million of debt were used to reduce borrowings under the Revolving Credit Agreement. UGI Utilities has authority from the PUC to issue an additional $35 million of Medium-Term Notes.
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009. The maximum level of funding available at any one time from this facility is $200 million. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the nine months ended June 30, 2008 and 2007, Energy Services sold trade receivables totaling $1,145.2 million and $1,011.0 million, respectively, to ESFC. During the nine months ended June 30, 2008 and 2007, ESFC sold an aggregate $95.5 million and $433.5 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2008, the outstanding balance of ESFC receivables was $132.1 million of which no amounts were sold to the commercial paper conduit. At June 30, 2007, the outstanding balance of ESFC receivables was $90.4 million which is net of $5.5 million that was sold to the commercial paper conduit.

UGI CORPORATION AND SUBSIDIARIES
Flaga’s joint venture ZLH has multi-currency working capital facilities that provide for borrowings of up to €16 million, half of which is guaranteed by UGI. The total amount outstanding under the facilities at June 30, 2008 was €15.5 million ($24.4 million).
At June 30, 2008, the amount of net assets of UGI’s consolidated subsidiaries that was restricted from transfer under borrowing arrangements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $1,300 million.
On April 29, 2008, UGI’s Board of Directors approved an increase in the quarterly dividend rate on Common Stock to $0.1925 per common share equal to $0.77 per common share on an annual basis. Previously the quarterly dividend rate was $0.185 per common share equal to $0.74 per common share on an annual basis. The new quarterly dividend rate was effective with the dividend paid on July 1, 2008 to shareholders of record on June 16, 2008. On April 28, 2008, AmeriGas Propane’s Board of Directors approved an increase in AmeriGas Partners’ quarterly distribution rate on Common Units to $0.64 per Common Unit equal to an annual rate of $2.56 per Common Unit. Previously the quarterly distribution rate was $0.61 per Common Unit. The new quarterly rate was effective with the distribution paid on May 18, 2008 to unitholders of record on May 9, 2008.
The U.S. dollar was weaker at June 30, 2008, than it was at September 30, 2007 and June 30, 2007, increasing the translated levels of our non-U.S. dollar International Propane assets and liabilities. Additionally, on average the U.S. dollar was weaker in the 2008 three and nine-month periods than in the comparable prior-year periods.
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
Cash flow provided by operating activities was $352.0 million in the 2008 nine-month period compared with $356.8 million in the 2007 nine-month period. Cash flow from operating activities before changes in operating working capital was $486.4 million in the 2008 nine-month period compared with $485.7 million in the prior-year nine-month period. Changes in operating working capital used $134.4 million of cash from operating activities in the 2008 nine-month period, slightly higher than the $128.9 million of cash used for changes in operating working capital in the prior-year period. The higher cash used in the 2008 nine-month period principally reflects the impact of the timing of and increases in LPG and natural gas prices on cash receipts from customers as reflected in the greater 2008 nine-month period increase in accounts receivable and accrued utility revenues and the timing of and increases in LPG and natural gas prices on cash provided by changes in inventories. These greater net uses of cash were substantially offset by the timing of cash recoveries in excess of purchase gas costs through Gas Utility’s PGC recovery mechanism including settled gains on natural gas futures contracts as well as the effects of timing of payments and increased purchase price per gallon of LPG on accounts payable.

UGI CORPORATION AND SUBSIDIARIES
Investing Activities. Investing activity cash flow is principally affected by capital expenditures and investments in property, plant and equipment, cash paid for acquisitions of businesses, changes in restricted cash balances and proceeds from sales of assets. Net cash used in investing activities was $139.7 million in the 2008 nine-month period compared to net cash used of $167.6 million in the prior-year nine-month period which is net of a $23.7 million working capital payment received from Southern Union Company (“SU”) by UGI Utilities associated with UGI Utilities’ August 2006 acquisition of the PG Energy Division of SU. Excluding the effect of this working capital payment received in the prior year, cash flow used by investing activities decreased $51.6 million principally reflecting lower cash expenditures for acquisitions, changes in restricted cash in natural gas futures brokerage accounts and greater cash proceeds from disposals of assets.
Financing Activities. Cash flow used by financing activities was $203.2 million in the 2008 nine-month period compared with $209.6 million in the prior-year nine-month period. Financing activity cash flows are primarily due to issuances and repayments of long-term debt, net bank loan borrowings, dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units, and proceeds from issuances of equity instruments. Due to the need to fund the previously mentioned increases in working capital during the 2008 nine-month period, cash flow used by financing activities during the 2008 nine-month period is net of greater AmeriGas OLP Credit Agreement borrowings. Also during the 2008 nine-month period, UGI Utilities issued $20 million of Medium-Term Notes the proceeds of which were used to reduce borrowings under its Revolving Credit Agreement.
We paid cash dividends on UGI Common Stock of $60.2 million and $57.1 million during the 2008 and 2007 nine-month periods, respectively. During the 2008 and 2007 nine-month periods, the Partnership declared and paid quarterly distributions to the holders of its limited partner units owned by the public totaling $60.2 million and $57.2 million, respectively.
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
French Business Tax
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

UGI CORPORATION AND SUBSIDIARIES
Proposed Acquisition of PPL Gas Utilities and Penn Fuel
On March 5, 2008, UGI Utilities signed a definitive agreement to acquire all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”) (the “Acquisition”), for approximately $268 million plus working capital. Immediately after the closing, UGI Utilities intends to sell the assets of PPL Gas’ wholly owned subsidiary Penn Fuel Propane, LLC (“Penn Fuel”), its retail propane distributor, to AmeriGas OLP for cash consideration. PPL Gas distributes natural gas to approximately 75,000 customers in 35 counties in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. Penn Fuel sells approximately 15 million gallons of propane annually to more than 30,000 customers in eastern Pennsylvania. UGI Utilities expects to fund the acquisition of PPL Gas and Penn Fuel with a combination of cash on the balance sheet contributed by UGI and long-term debt issued by UGI Utilities.
The Acquisition has been approved by the Maryland Public Service Commission and is pending approval by the PUC. The Acquisition is currently expected to close on or about September 30, 2008.
Electric Utility Regulatory Matters
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
In accordance with PUC default service regulations effective September 15, 2007, Electric Utility filed default service procurement, implementation and contingency plans with the PUC on February 12, 2008. These plans, as modified by the terms of a May 2, 2008 settlement (“May 2 Settlement”), were approved on July 17, 2008, and do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period of January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period of January 1, 2010 through May 31, 2011 (collectively the “Settlement Term”). Consistent with the May 2 Settlement, UGI Utilities will file a rate plan specifying how it will recover default service costs incurred for the Settlement Term on or before September 1, 2008. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas OLP Environmental Matter
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership is researching the history of the site and is investigating DEC’s findings. The General Partner has reviewed the preliminary site characterization study prepared by the DEC and is in the early stages of investigating the extent of contamination and the possible existence of other potentially responsible parties. Due to the early stage of such investigation, an estimate of possible loss cannot be made. It is reasonably possible that such estimate of possible loss could be material to the Company’s results of operations.
AmeriGas Partners Pending Asset Sale
On July 30, 2008, AmeriGas OLP signed a definitive agreement to sell its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43.0 million in cash. The transaction is subject to customary closing conditions and is expected to close approximately sixty to ninety days after July 30, 2008. Upon closing, UGI expects to record an after-tax gain of approximately $11.0 million associated with this transaction.
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
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market value of these contracts may require cash deposits in margin accounts with brokers. At June 30, 2008, Gas Utility had no restricted cash associated with natural gas futures accounts with brokers.

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
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. In addition, Energy Services, to a much lesser extent, also enters into electricity futures contracts to manage market risk associated with sales of electricity. Energy Services’ exchange-traded natural gas and electricity futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At June 30, 2008, Energy Services had $4.3 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process involving the use of PJM allocated auction revenue rights (“ARRs”) and, to a lesser extent, from purchases through monthly PJM auctions. Energy Services purchases FTRs to economically hedge congestion charges associated with its fixed price electricity sales contracts. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment. Accordingly, FTRs are recorded at fair value with changes in fair value reflected in earnings.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement, UGI Utilities’ revolving credit agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of interest rate swaps. At June 30, 2008, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $66.9 million. Our long-term debt is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
Our primary exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At June 30, 2008, the fair value of unsettled net investment hedges was a loss of $10.0 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $63.9 million, which amount would be reflected in other comprehensive income.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments held at June 30, 2008. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices of comparable contracts at June 30, 2008. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of propane; (2) the market price of natural gas; (3) changes in the market value of FTRs; (4) the three-month LIBOR and the three- and nine-month Euribor and; (5) the value of the euro versus the U.S. dollar. Gas Utility’s exchange-traded natural gas futures contracts are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism. Energy Services’ electricity futures contracts were not material.

		Change in
	Fair Value	Fair Value
(Millions of dollars)
June 30, 2008:
Propane commodity price risk	$30.2	$(31.4)
Natural gas commodity price risk	14.8	(9.9)
Financial transmission rights (FTRs)	12.0	(1.2)
Interest rate risk	26.3	(12.4)
Foreign currency exchange rate risk	(21.7)	(29.0)

UGI CORPORATION AND SUBSIDIARIES
Because our derivative instruments, other than FTRs, generally qualify as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
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
The trial court granted UGI Utilities’ motion for summary judgment and dismissed ConEd’s complaint. The grant of summary judgment was entered April 1, 2004. ConEd appealed and on September 9, 2005 a panel of the Second Circuit Court of Appeals affirmed in part and reversed in part the decision of the trial court. The appellate panel affirmed the trial court’s decision dismissing claims that UGI Utilities was liable under CERCLA as an operator of MGPs owned and operated by its former subsidiaries. The appellate panel reversed the trial court’s decision that UGI Utilities was released from liability at three sites where UGI Utilities operated MGPs under lease. On October 7, 2005, UGI Utilities filed for reconsideration of the panel’s order, which was denied by the Second Circuit Court of Appeals on January 17, 2006. On April 14, 2006, Utilities filed a petition requesting that the United States Supreme Court review the decision of the Second Circuit Court of Appeals. On June 18, 2007, the United States Supreme Court denied UGI Utilities’ petition. The case was remanded back to the trial court. On June 17, 2008, UGI Utilities and ConEd agreed to a settlement with respect to the three remaining sites. UGI Utilities’ obligations under the settlement agreement did not have a material effect on the Company’s operating results or financial condition.
Antargaz Competition Authority Matter. In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Management believes that the DGCCRF performed similar unannounced inspections and document seizures at the locations of other distributors of LPG in France, as well as the industry association, Comite Francais du Butane et du Propane (“CFBP”). The DGCCRF apparently sought evidence of unlawful anti-competitive activities affecting the packaged LPG (i.e., cylinder) business in northern France.
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
Based on a March 2007 newspaper article, we believed that France’s Conseil de la Concurrence (“Competition Council”) was conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. The article stated that one of the companies under investigation had applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. A company seeking leniency may present testimony or other evidence of anti-competitive activities adverse to Antargaz’ interests. As part of any investigation, the Competition Council and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.
The existence of a related investigation by the Competition Council was recently confirmed. In July 2008, the Competition Council interviewed Mr. Varagne, as President of Antargaz and President of the CFBP, about competitive practices in the LPG cylinder market in France.
We do not believe Antargaz is in violation of France’s competition laws. Management intends to continue to cooperate with the DGCCRF and the Competition Council investigations. At this time, the French authorities have not made any claim against Antargaz. However, in the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual revenues of UGI.

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

In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Management believes that the DGCCRF performed similar unannounced inspections and document seizures at the locations of other distributors of LPG in France, as well as the industry association, Comite Francais du Butane et du Propane (“CFBP”). The DGCCRF apparently sought evidence of unlawful anti-competitive activities affecting the packaged LPG (i.e., cylinder) business in northern France.
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
Based on a March 2007 newspaper article, we believed that France’s Conseil de la Concurrence (“Competition Council”) was conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. The article stated that one of the companies under investigation had applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. A company seeking leniency may present testimony or other evidence of anti-competitive activities adverse to Antargaz’ interests. As part of any investigation, the Competition Council and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.

UGI CORPORATION AND SUBSIDIARIES
The existence of a related investigation by the Competition Council was recently confirmed. In July 2008, the Competition Council interviewed Mr. Varagne, as President of Antargaz and President of the CFBP, about competitive practices in the LPG cylinder market in France.
We do not believe Antargaz is in violation of France’s competition laws. Management intends to continue to cooperate with the DGCCRF and the Competition Council investigations. At this time, the French authorities have not made any claim against Antargaz. However, in the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual revenues of UGI.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.		Exhibit	Registrant	Filing	Exhibit

10.1		Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers effective May 20, 2008

10.2	(a)	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Performance Unit Grant Letter effective May 20, 2008

10.2	(b)	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Stock Option Grant Letter effective May 20, 2008

10.3		Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Hall, Kelly, Knauss and Walsh

10.4		Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

UGI CORPORATION AND SUBSIDIARIES

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit

10.5	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Trego	UGI Utilities, Inc.	Form 10-Q (6/30/08)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)
Date: August 8, 2008	By:	/s/ Peter Kelly
Peter Kelly
Vice President — Finance and Chief Financial Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
10.1	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers effective May 20, 2008

10.2(a)	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Performance Unit Grant Letter effective May 20, 2008

10.2(b)	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Stock Option Grant Letter effective May 20, 2008

10.3	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Hall, Kelly, Knauss and Walsh

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.