Form 10-Q
period 2008-12-31
UGI CORP /PA/
filed 2009-02-09
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2009, there were 108,012,824 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31,	September 30,	December 31,
	2008	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$175.5	$245.2	$212.3
Restricted cash	116.4	70.3	19.7
Accounts receivable (less allowances for doubtful accounts of $52.6, $40.8 and $36.3, respectively)	759.8	488.0	903.1
Accrued utility revenues	90.2	20.8	82.1
Inventories	345.2	400.8	393.6
Deferred income taxes	94.6	27.5	17.3
Utility regulatory assets	47.0	16.0	14.6
Partnership collateral deposits	131.8	17.8	—
Derivative financial instruments	8.0	12.7	36.9
Prepaid expenses and other current assets	27.4	39.5	17.9

Total current assets	1,795.9	1,338.6	1,697.5

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,640.7, $1,515.1 and $1,416.3, respectively)	2,707.5	2,449.5	2,419.0

Goodwill	1,525.4	1,489.7	1,513.6
Intangible assets (less accumulated amortization of $93.7, $90.1 and $90.2, respectively)	154.4	155.0	171.7
Utility regulatory assets	103.4	91.4	90.6
Investments in equity investees	63.9	63.1	66.0
Other assets	95.7	97.7	109.7

Total assets	$6,446.2	$5,685.0	$6,068.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$81.2	$81.8	$14.4
UGI Utilities bank loans	283.0	57.0	257.0
AmeriGas Propane bank loans	146.0	—	67.0
Other bank loans	8.7	79.4	9.7
Accounts payable	546.7	461.8	714.1
Derivative financial instruments	251.6	103.2	15.8
Other current liabilities	481.9	401.0	400.0

Total current liabilities	1,799.1	1,184.2	1,478.0

Long-term debt	2,090.5	1,987.3	2,052.5
Deferred income taxes	446.2	491.0	522.4
Deferred investment tax credits	5.9	6.0	6.3
Other noncurrent liabilities	559.2	439.6	391.9

Total liabilities	4,900.9	4,108.1	4,451.1

Commitments and contingencies (note 8)

Minority interests, principally in AmeriGas Partners	137.4	159.2	213.7

Common Stockholders’ Equity
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,247,694, 115,247,694 and 115,152,994 shares, respectively)	860.4	858.3	833.9
Retained earnings	725.0	630.9	556.7
Accumulated other comprehensive (loss) income	(121.7)	(15.2)	77.2

	1,463.7	1,474.0	1,467.8
Treasury stock, at cost	(55.8)	(56.3)	(64.5)

Total common stockholders’ equity	1,407.9	1,417.7	1,403.3

Total liabilities and stockholders’ equity	$6,446.2	$5,685.0	$6,068.1

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended
	December 31,
	2008	2007
Revenues	$1,778.5	$1,764.7

Costs and expenses:
Cost of sales (excluding depreciation shown below)	1,171.1	1,242.0
Operating and administrative expenses	313.0	286.7
Utility taxes other than income taxes	4.6	4.5
Depreciation and amortization	47.7	44.9
Other income, net	(47.3)	(9.6)

	1,489.1	1,568.5

Operating income	289.4	196.2
Loss from equity investees	(0.2)	(0.7)
Interest expense	(37.1)	(36.1)

Income before income taxes and minority interests	252.1	159.4
Income taxes	(68.2)	(48.5)
Minority interests, principally in AmeriGas Partners	(69.0)	(30.9)

Net income	$114.9	$80.0

Earnings Per Common Share:
Basic	$1.06	$0.75

Diluted	$1.05	$0.74

Average common shares outstanding (millions):
Basic	108.224	106.981

Diluted	109.009	108.318

Dividends declared per common share	$0.1925	$0.1850

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114.9	$80.0
Reconcile to net cash from operating activities:
Depreciation and amortization	47.7	44.9
Minority interests, principally in AmeriGas Partners	69.0	30.9
Gain on sale of California storage facility	(39.9)	—
Deferred income taxes, net	(29.2)	8.7
Provision for uncollectible accounts	17.7	7.8
Net change in settled accumulated other comprehensive income	(31.3)	8.0
Other, net	(4.4)	(2.5)
Net change in:
Accounts receivable and accrued utility revenues	(340.0)	(511.4)
Inventories	78.1	(33.3)
Deferred fuel costs	10.1	2.6
Accounts payable	73.8	289.1
Partnership collateral deposits	(114.0)	—
Other current assets	14.1	0.7
Other current liabilities	73.0	(8.1)

Net cash used by operating activities	(60.4)	(82.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(72.9)	(51.8)
Acquisitions of businesses, net of cash acquired	(300.7)	1.2
Proceeds from sale of California storage facility	42.4	—
Net proceeds from disposals of assets	0.5	3.9
Increase in restricted cash	(46.1)	(6.9)
Other, net	—	(2.1)

Net cash used by investing activities	(376.8)	(55.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(20.8)	(19.7)
Distributions on AmeriGas Partners publicly held Common Units	(20.7)	(19.7)
Issuances of debt	108.0	—
Repayments of debt	(0.6)	(0.8)
Increase in UGI Utilities bank loans	226.0	67.0
Increase in AmeriGas Propane bank loans	146.0	67.0
Other bank loans (decrease) increase	(65.9)	0.6
Issuances of UGI Common Stock	1.7	1.6

Net cash provided by financing activities	373.7	96.0

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6.2)	2.8

Cash and cash equivalents decrease	$(69.7)	$(39.5)

Cash and cash equivalents:
End of period	$175.5	$212.3
Beginning of period	245.2	251.8

Decrease	$(69.7)	$(39.5)

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
We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At December 31, 2008, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,322,742 publicly held Common Units representing limited partner interests.
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
Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary UGI Utilities, Inc. and its subsidiaries UGI Penn Natural Gas, Inc. (“UGIPNG”) and UGI Central Penn Gas, Inc (“CPG”). UGI Utilities, UGIPNG and CPG own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities, Inc.’s natural gas distribution utility is referred to herein as “UGI Gas;” UGIPNG’s natural gas distribution utility is referred to herein as “PNG Gas;” and CPG’s natural gas distribution utility, which was acquired on October 1, 2008 (see Note 9), is referred to herein as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Through other subsidiaries, Enterprises also conducts an energy marketing business primarily in the eastern United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns and operates a 48-megawatt coal-fired electric generation station located in northeastern Pennsylvania and owns an approximate 6% interest in a 1,711-megawatt coal-fired electric generation station located in western Pennsylvania. UGID recently completed construction of an 11-megawatt landfill gas powered electricity generation facility. In addition, Energy Services’ wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, “Asset Management”), owns a propane storage terminal located in Chesapeake, Virginia. Through other Enterprises’ subsidiaries, we own and operate heating, ventilation, air-conditioning, refrigeration and electrical contracting services businesses in the Middle Atlantic states (“HVAC/R”).
Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies, which, except for the Partnership, are majority owned. We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public’s limited partner interests in the Partnership and the outside ownership interest in a subsidiary of Antargaz as minority interests. Entities in which we own 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for by the equity method.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2008 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2008 (“Company’s 2008 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended
	December 31,
	2008	2007
Denominator (millions of shares):
Average common shares outstanding for basic computation	108.224	106.981
Incremental shares issuable for stock options and awards	0.785	1.337

Average common shares outstanding for diluted computation	109.009	108.318

Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,
	2008	2007
Net income	$114.9	$80.0
Other comprehensive (loss) income	(106.5)	19.5

Comprehensive income	$8.4	$99.5

Other comprehensive (loss) income principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges principally commodity instruments, interest rate protection agreements, interest rate swaps and foreign currency derivatives, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans; and (3) foreign currency translation adjustments. In addition, effective December 31, 2008, UGI Utilities merged two of the defined benefit pension plans that it sponsors. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”),we were required to remeasure the merged plan’s assets and obligations and, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”) record the funded status at December 31, 2008 in our Condensed Consolidated Balance Sheet. The remeasurement resulted in an increase in other comprehensive loss of $38.7 during the three months ended December 31, 2008 (see Note 7). The significant increase in other comprehensive loss for the three months ended December 31, 2008 also reflects the effects of declining LPG and natural gas prices on derivative commodity financial instruments.
Reclassifications. We have reclassified certain prior-year period balances to conform to the current-period presentation.
Use of Estimates. We make estimates and assumptions when preparing financial statements in conformity with generally accepted accounting principles accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Income Taxes. As a result of settlements with tax authorities during the three months ended December 31, 2008, the Company adjusted its unrecognized tax benefits which reduced income tax expense and increased net income by $2.0.
Newly Adopted Accounting Standards. We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSPs”) amending SFAS 157. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The standard, as amended by FSP SFAS 157-1 and FSP SFAS 157-2, applies to new fair value measurements for the Company as follows: effective October 1, 2008 (Fiscal 2009) the standard applies to our measurements of fair values of financial instruments (including the assets of our previously mentioned merged pension plan as of December 31, 2008) and recurring fair value measurement of non-financial assets and liabilities; on October 1, 2009 (Fiscal 2010), the standard will apply to all remaining fair value measurements including nonrecurring measurements of non-financial assets and liabilities such as potential impairments of goodwill, other intangible assets and other long-lived assets. It will also apply to non-financial assets acquired and liabilities assumed that are initially measured at fair value in a business combination but that are not subject to remeasurement at fair value in subsequent periods. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS 157 to financial assets in a market that is not active. FSP 157-3 allows for the use of unobservable inputs in determining the fair value of a financial asset when relevant observable inputs do not exist or when observable inputs require significant adjustment based on unobservable data. FSP 157-3 did not have an impact on our results of operations or financial condition. See Note 6 for further information on fair value measurements in accordance with SFAS 157.
Effective October 1, 2008, we adopted FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP 39-1”). FSP 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP 39-1 requires retrospective application for all periods presented. We have elected to continue our policy of reflecting derivative asset or liability positions, as well as cash collateral, on a gross basis in our Condensed Consolidated Balance Sheets. Accordingly, the adoption of FSP 39-1 did not impact our financial statements.
Also effective October 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, we may elect to report individual financial instruments and certain items at fair value with changes in fair value reported in earnings. Once made, this election is irrevocable for those items. The adoption of SFAS 159 did not impact our financial statements.
Recently Issued Accounting Standards Not Yet Adopted. In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the provisions of FSP SFAS 142-3.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures in the following areas: (1) qualitative disclosures about the overall objectives and strategies for using derivatives; (2) quantitative disclosures of the fair value of the derivative instruments and related gains and losses in a tabular format; and (3) credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (second quarter of Fiscal 2009). We are currently evaluating the impact of the provisions of SFAS 161 on our future disclosures.
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
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for us on October 1, 2009 (Fiscal 2010). This standard will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($137.4, $159.2 and $213.7 at December 31, 2008, September 30, 2008 and December 31, 2007, respectively) will be classified as stockholders’ equity, a change from its current classification as minority interests between liabilities and stockholders’ equity. Earnings attributable to minority interests ($69.0 and $30.9 in the three months ended December 31, 2008 and 2007, respectively) will be included in net income, although such income will continue to be deducted to measure earnings per share. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
2.	Intangible Assets
The Company’s intangible assets comprise the following:

	December 31,	September 30,	December 31,
	2008	2008	2007
Goodwill (not subject to amortization)	$1,525.4	$1,489.7	$1,513.6

Other intangible assets:
Customer relationships, noncompete agreements and other	$200.7	$197.3	$212.3
Trademark (not subject to amortization)	47.4	47.8	49.6

Gross carrying amount	248.1	245.1	261.9
Accumulated amortization	(93.7)	(90.1)	(90.2)

Net carrying amount	$154.4	$155.0	$171.7

The increase in goodwill and other intangible assets during the three months ended December 31, 2008 principally reflects the effects of acquisitions. Amortization expense of intangible assets was $4.4 and $4.6 for the three months ended December 31, 2008 and 2007, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2009 — $17.5; Fiscal 2010 — $16.0; Fiscal 2011 — $15.5; Fiscal 2012 — $15.4; Fiscal 2013 — $14.8.
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
The accounting policies of the six segments disclosed are the same as those described in Note 1, “Organization and Significant Accounting Policies,” in the Company’s 2008 Annual Report. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
3.	Segment Information (continued)
Three Months Ended December 31, 2008:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,778.5	$(56.0)	$727.1	$410.4	$35.9	$359.1	$264.8	$12.3	$24.9

Cost of sales	$1,171.1	$(54.7)	$445.5	$293.0	$23.2	$326.7	$116.7	$6.7	$14.0

Segment profit:
Operating income	$289.4	$—	$144.7	$56.9	$5.0	$18.2	$63.4	$0.7	$0.5
(Loss) income from equity investees	(0.2)	—	—	—	—	—	(0.3)	0.1	—
Interest expense	(37.1)	—	(18.7)	(11.0)	(0.4)	—	(6.3)	(0.5)	(0.2)
Minority interests	(69.0)	—	(69.4)	—	—	—	0.4	—	—

Income before income taxes	$183.1	$—	$56.6	$45.9	$4.6	$18.2	$57.2	$0.3	$0.3

Depreciation and amortization	$47.7	$(0.1)	$20.8	$11.5	$1.0	$1.8	$11.4	$0.9	$0.4
Partnership EBITDA (c)			$164.1

Segment assets (at period end)	$6,446.2	$(360.0)	$1,952.7	$2,115.5	$115.1	$362.8	$1,638.7	$197.0	$424.4

Investments in equity investees (at period end)	$63.9	$—	$—	$—	$—	$—	$—	$63.9	$—

Goodwill (at period end)	$1,525.4	$(4.0)	$665.0	$182.7	$—	$11.8	$617.5	$45.4	$7.0

Three Months Ended December 31, 2007:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,764.7	$(58.7)	$748.2	$326.7	$31.9	$365.3	$313.1	$15.3	$22.9

Cost of sales	$1,242.0	$(57.5)	$506.3	$236.8	$17.7	$331.4	$186.1	$8.7	$12.5

Segment profit:
Operating income	$196.2	$(0.2)	$74.0	$50.1	$7.4	$23.7	$37.7	$1.4	$2.1
Loss from equity investees	(0.7)	—	—	—	—	—	(0.2)	(0.5)	—
Interest expense	(36.1)	—	(18.2)	(10.4)	(0.5)	—	(6.3)	(0.7)	—
Minority interests	(30.9)	—	(30.5)	—	—	—	(0.4)	—	—

Income before income taxes	$128.5	$(0.2)	$25.3	$39.7	$6.9	$23.7	$30.8	$0.2	$2.1

Depreciation and amortization	$44.9	$(0.1)	$19.8	$9.3	$0.9	$1.7	$11.9	$1.0	$0.4
Partnership EBITDA (c)			$93.1

Segment assets (at period end)	$6,068.1	$(349.9)	$1,866.3	$1,655.1	$110.7	$357.2	$1,799.5	$207.5	$421.7

Investments in equity investees (at period end)	$66.0	$—	$—	$—	$—	$—	$—	$66.0	$—

Goodwill (at period end)	$1,513.6	$(4.0)	$643.8	$162.3	$—	$11.8	$645.3	$47.4	$7.0

(a)	International Propane — Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH, and our joint-venture business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,	2008	2007

Partnership EBITDA	$164.1	$93.1
Depreciation and amortization	(20.8)	(19.8)
Minority interests (i)	1.4	0.7

Operating income	$144.7	$74.0

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

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
During the three months ended December 31, 2008 and 2007, Energy Services sold trade receivables totaling $358.4 and $315.1, respectively, to ESFC. During the three months ended December 31, 2008 and 2007, ESFC sold an aggregate $169.3 and $51.4, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2008, the outstanding balance of ESFC trade receivables was $44.3 which is net of $87.9 that was sold to the commercial paper conduit and removed from the balance sheet. At December 31, 2007, the outstanding balance of ESFC trade receivables was $130.9 which is net of $2.9 that was sold to the commercial paper conduit and removed from the balance sheet.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Utility Regulatory Assets and Liabilities and Regulatory Matters
For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 6 to the Company’s 2008 Annual Report. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31,	September 30,	December 31,
	2008	2008	2007
Regulatory assets:
Income taxes recoverable	$74.7	$73.7	$73.1
Postretirement benefits	4.1	4.3	4.7
Recoverable costs — CPG Gas postretirement benefit plans	9.1	—	—
Environmental costs	9.1	9.0	8.2
Deferred fuel costs	47.0	16.0	14.6
Other	6.4	4.4	4.6

Total regulatory assets	$150.4	$107.4	$105.2

Regulatory liabilities:
Postretirement benefits	$9.2	$8.9	$7.8
Environmental overcollections	9.7	—	—
Deferred fuel refunds	—	—	2.4

Total regulatory liabilities	$18.9	$8.9	$10.2

Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. At December 31, 2008, deferred fuel costs in the table above include $10.4 of such costs associated with CPG. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized losses on such contracts at December 31, 2008, September 30, 2008 and December 31, 2007 were $58.1, $23.3 and $1.7, respectively.
Recoverable costs — CPG Gas postretirement benefit plans. This regulatory asset represents the portion of prior service cost and net actuarial losses that will be recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with SFAS 158. These costs are amortized over the average remaining life expectancy of the plan participants. We are not recovering a rate of return on this regulatory asset.
Environmental overcollections. Environmental overcollections represents the difference between the amounts recovered in rates and actual costs incurred (net of insurance proceeds) associated with the terms of a consent order agreement between CPG Gas and the Pennsylvania Department of Environmental Protection to remediate certain gas plant sites.
Other Regulatory Matters
Electric Utility. As a result of Pennsylvania’s Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”), the latest of which became effective June 23, 2006.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008, which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar year 2007. Effective January 1, 2009, the average cost to a residential heating customer increased by 1.5% over such costs in effect during calendar year 2008.
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs.
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base rates for natural gas delivery service by $38.1 annually for UGIPNG and $19.6 annually for CPG. The increased rates would fund system improvements and operations necessary to maintain safe and reliable natural gas service. The increase would also fund additional energy assistance for low income customers as well as energy conservation programs for all customers. The new gas rates for UGIPNG could take effect as early as March 29, 2009. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. As a condition to the PUC’s approval of the acquisition of CPG by UGI Utilities, CPG agreed not to place new base rates into effect prior to August 24, 2009. The PUC review process is expected to last approximately nine months, which would delay implementation of the new rates until late October 2009.
6.	Fair Value Measurement
As described in Note 1, the Company adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to certain assets and liabilities principally commodity, foreign currency and interest rate derivative instruments. We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In accordance with SFAS 157, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is based upon actively-quoted market prices, if available. In the absence of actively-quoted market prices, we seek price information from external sources, including counterparty quotes and prices for similar instruments in active markets. If pricing information from external sources is not available, or if we believe that observable pricing is not indicative of fair value, judgment is required to develop estimates of fair value.
For derivative contracts where observable pricing information is not available from external sources for the specific commodity or location, we may determine fair value using a different commodity or delivery location and adjust such prices using spread approximation models, or we may use recent market price indicators and adjust such prices using historical price movements.
We also use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of our exchange-traded commodity futures contracts.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over the counter commodity price swaps, interest rate swaps and interest rate protection agreements, foreign currency forward contracts and financial transmission rights (“FTRs”).

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Company did not have any derivative financial instruments categorized as Level 3 at December 31, 2008.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$2.0	$8.4	$—	$10.4
Liabilities	(97.2)	(185.1)	—	$(282.3)
7.	Defined Benefit Pension and Other Postretirement Plans
We sponsor defined benefit pension plans for employees of UGI, UGI Utilities, CPG, UGIPNG, and certain of UGI’s other wholly owned domestic subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans.
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Service cost	$1.7	$1.5	$0.1	$0.1
Interest cost	6.0	4.9	0.3	0.3
Expected return on assets	(6.6)	(6.1)	(0.1)	(0.2)
Amortization of:
Prior service benefit	—	—	(0.1)	(0.1)
Actuarial loss	0.2	—	—	—

Net benefit cost	1.3	0.3	0.2	0.1
Change in regulatory assets and liabilities	—	—	0.8	0.8

Net expense	$1.3	$0.3	$1.0	$0.9

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any material contributions to the Pension Plans during Fiscal 2009 for ERISA funding purposes.
During the three months ended December 31, 2008, Antargaz made a €4.1 contribution to one of its defined benefit pension plans. Antargaz does not expect to make any additional material contributions to fund its pension or other postretirement benefits during Fiscal 2009.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2008, nor are they expected to be material for all of Fiscal 2009.
We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement income plans. We recorded pre-tax expense associated with these plans of $1.0 and $0.6 for the three months ended December 31, 2008 and 2007, respectively.
Effective December 31, 2008, the Company merged two of its domestic defined benefit pension plans. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger, in accordance with SFAS 87 the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2008 and in accordance with SFAS 158 recorded an after-tax charge to accumulated other comprehensive loss of $38.7.
The following table provides a reconciliation of the projected benefit obligation (“PBO”), plan assets and the funded status of the merged pension plan as of December 31, 2008:

Three Months
Ended
December 31, 2008
Change in benefit obligations:
Benefit obligations — October 1, 2008	$300.6
Service cost	1.3
Interest cost	5.1
Actuarial loss	35.4
Benefits paid	(3.7)

Benefit obligations — December 31, 2008	$338.7

Change in plan assets:
Fair value of plan assets — October 1, 2008	$241.0
Actual loss on assets	(27.3)
Benefits paid	(3.7)

Fair value of plan assets — December 31, 2008	$210.0

Funded status of the merged plan — December 31, 2008	$(128.7)

Liabilities recorded in the balance sheet:

Unfunded liabilities (included in other noncurrent liabilities)	$(128.7)

Amounts recorded in stockholders’ equity — December 31, 2008:
Prior service cost	$0.3
Net actuarial loss	132.9

Total	$133.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The accumulated benefit obligation (“ABO”) of the merged plan at December 31, 2008 is $301.5. Actuarial assumptions for the merged plan are as follows: discount rate — 5.9%; expected return on plan assets – 8.5%; rate of increase in salary levels – 3.8%.
8.	Commitments and Contingencies
On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At December 31, 2008, the potential amount payable under this indemnity by the Company Parties was approximately $58.0. These indemnity obligations will expire on the date that CPH acquires the remaining outstanding partnership interest of CPLP, which is expected to occur on or after July 19, 2009. Under the terms of the 2001 Acquisition Agreement, CEG agreed to indemnify the Buyer Parties and the Company Parties against any losses that they sustain under the 1999 Acquisition Agreement and related agreements (“Losses”), including National Claims, to the extent such claims are based on acts or omissions of CEG or the Company Parties prior to the 2001 Acquisition. The Buyer Parties agreed to indemnify CEG against Losses, including National Claims, to the extent such claims are based on acts or omissions of the Buyer Parties or the Company Parties after the 2001 Acquisition. CEG and the Buyer Parties have agreed to apportion certain losses resulting from National Claims to the extent such losses result from the 2001 Acquisition itself. We believe that liability under such indemnity agreement is remote.
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
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC and the possible existence of other potentially responsible parties. Because of the preliminary nature of available environmental information, the amount of expected clean up costs cannot be reasonably estimated. When such expected clean up costs can be reasonably estimated, it is possible that the amount could be material to the Partnership’s results of operations.
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
UGIPNG is a party to a Multi-Site Remediation Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated March 31, 2004 (“Multi-Site Agreement”). The Multi-Site Agreement requires UGIPNG to perform annually a specified level of activities associated with environmental investigation and remediation work at 11 currently owned properties on which MGP-related facilities were operated (“Properties”). Under the Multi-Site Agreement, environmental expenditures, including costs to perform work on the Properties, are capped at $1.1 in any calendar year. The Multi-Site Agreement terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date. At December 31, 2008, our accrued liability for environmental investigation and remediation costs related to the Multi-Site Agreement was $8.3.
CPG is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”), requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 70 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1.8 in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware that is not included in the CPG-COA. The costs associated with remediation of the Georgetown MGP Property are not expected to be material. At December 31, 2008, our accrued liability for environmental investigation and remediation costs related to the CPG-COA was $7.1.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 in remediation costs and $26 in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. Trial is scheduled for March 2009.
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
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. In July 2008, France’s Conseil de la Concurrence (“Competition Council,” and renamed, Autorité de la concurrence, “Competition Authority”) interviewed Mr. Varagne, as President of Antargaz and President of the CFBP, about competitive practices in the LPG cylinder market in France. During the fiscal quarter ended December 31, 2008, Antargaz responded to additional requests for information about the Company and Antargaz from the Competition Authority.
The Competition Authority is conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. We believe one of the companies under investigation has applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. A company seeking leniency may present testimony or other evidence of anti-competitive activities adverse to Antargaz’ interests. As part of any investigation, the Competition Authority and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The Company believes the DGCCRF and the Competition Authority have substantially completed their investigations and the Competition Authority could issue a “Statement of Objections” during the current fiscal year. The Statement of Objections could allege that Antargaz and other major LPG distributors in France engaged in anti-competitive practices in violation of French civil competition laws, for which a fine may be assessed. When Antargaz receives a Statement of Objections, it will have an opportunity to review the evidence supporting the allegations contained therein and to present its defenses. While the Company cannot predict the likelihood of an adverse finding against Antargaz or the amount of the fine that may be assessed, it is reasonably possible that a fine could be assessed in an amount that would have a material adverse effect on the Company’s results of operations. In the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual consolidated revenues of the Company. The Company will continue to cooperate with the DGCCRF and the Competition Authority investigations.
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
9.	Acquisitions and Divestitures
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now named UGI Central Penn Gas, Inc., “CPG”), the natural gas distribution utility of PPL Corporation (the “CPG Acquisition”), for cash consideration of $267.6 plus estimated working capital of $35.4. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas OLP for cash consideration of $32 plus estimated working capital of $1.6. CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition with a combination of $120 cash contributed by UGI on September 25, 2008, proceeds from the issuance on October 1, 2008 of $108 principal amount of 6.375% Senior Notes due 2013 and approximately $75.0 of borrowings under UGI Utilities’ Revolving Credit Agreement. AmeriGas OLP funded its acquisition of the assets of CPP with borrowings under the AmeriGas Credit Agreement, and UGI Utilities used the $33.6 of cash proceeds from the sale of the assets of CPP to reduce its revolving credit agreement borrowings.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The assets and liabilities resulting from the CPG Acquisition are included in our Condensed Consolidated Balance Sheet at December 31, 2008. The preliminary purchase price allocation has not been finalized because we are still in the process of reviewing and determining the fair values of certain of CPG’s assets acquired and liabilities assumed principally working capital adjustments and amounts associated with regulatory assets, pension and postretirement benefit obligations, and environmental and property and casualty liabilities. The purchase price is subject to adjustment for the difference between an estimated $35.4 and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL Corporation. We expect that the working capital adjustment will be finalized during the second quarter of Fiscal 2009.
The purchase price of the CPG Acquisition, including transaction fees and expenses of approximately $0.6, has been preliminarily allocated to the assets acquired and liabilities assumed as follows:

Working capital	$22.0
Property, plant and equipment	236.1
Goodwill	40.7
Regulatory assets	14.4
Other assets	19.1
Noncurrent liabilities	(28.3)

Total	$304.0

Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.
The operating results of CPG and CPP are included in our consolidated results beginning October 1, 2008. The following table presents pro forma income statement and basic and diluted per share data for the three months ended December 31, 2007 as if the CPG Acquisition had occurred as of October 1, 2007:

Three Months Ended
December 31, 2007
(pro forma)
Revenues	$1,821.8
Net income	$84.9

Earnings per share:
Basic	$0.79
Diluted	$0.78
The pro forma results of operations reflect CPG’s and CPP’s historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The pro forma amounts are not necessarily indicative of the operating results that would have occurred had the CPG Acquisition been completed as of the date indicated, nor are they necessarily indicative of future operating results.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated above-ground LPG storage facility located on leased property in California for net cash proceeds of $42.4. The Partnership recorded a $39.9 pre-tax gain on the sale which amount is included in “other income” on the Condensed Consolidated Statement of Income for the three months ended December 31, 2008. The sale increased net income by $10.4 or $0.10 per diluted share.
10.	Financing Activities
As a result of greater cash needed to fund counterparty collateral requirements resulting from rapid and precipitous declines in propane commodity prices during the three months ended December 31, 2008, on November 14, 2008, AmeriGas OLP entered into a revolving credit agreement with two major banks (“Supplemental Credit Agreement”). The Supplemental Credit Agreement expires on May 14, 2009 and permits AmeriGas OLP to borrow up to $50 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement has restrictive covenants similar to AmeriGas OLP’s existing credit agreement.
On October 1, 2008, UGI Utilities issued $108 face value of 6.375% Senior Notes due October 2013. The proceeds from the issuance of the debt were used by UGI Utilities to fund a portion of the CPG Acquisition.
11.	Subsequent Event
On January 29, 2009, Flaga purchased for cash consideration the 50% equity interest in ZLH it did not already own from its joint-venture partner, Progas GmbH & Co. KG (“Progas”), pursuant to a purchase agreement dated December 18, 2008. ZLH distributes LPG in the Czech Republic, Hungary, Poland, Slovakia and Romania. The purchase price for the 50% equity interest in ZLH was not material.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity and natural gas and the capacity to transport product to our market areas; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas, propane and other LPG; (13) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency rate fluctuations, particularly in the euro; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) reduced distributions from subsidiaries; and (17) the timing and success of the Company’s efforts to develop new business opportunities.
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

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2008 (“2008 three-month period”) with the three months ended December 31, 2007 (“2007 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of November through March. As a result, our earnings are generally higher in the first and second fiscal quarters.
Our net income for the 2008 three-month period increased to $114.9 million from net income of $80.0 million in the prior-year three-month period reflecting greater net income from our AmeriGas Propane, International Propane and Gas Utility segments. Each of our domestic business units experienced temperatures that were colder than the prior-year period. Our International Propane and AmeriGas Propane results also reflect the beneficial impact of unusually high retail unit margins resulting from a rapid and sharp decline in LPG product costs during the 2008 three-month period. We presently expect unit margins in these businesses to return to more normal levels over the course of Fiscal 2009. Wholesale prices for propane at Mont Belvieu, Texas, one of the major LPG supply points in the U.S., declined more than 50% from the beginning to the end of the 2008 three-month period compared with wholesale propane prices that increased nearly 20% from the beginning to the end of the prior-year period. Wholesale LPG prices in Europe also experienced significant price declines during the 2008 three-month period and increases during the prior-year period. AmeriGas Propane’s results also include a $10.4 million after-tax gain from the November 2008 sale of the Partnership’s California LPG storage facility. Gas Utility results were higher in the 2008 three-month period principally reflecting the results of CPG subsequent to its acquisition on October 1, 2008. Energy Services’ net income was lower in the 2008 three-month period principally as a result of lower total margin and higher operating expenses associated with its electricity generation business due, in part, to production facility outages and higher operating and maintenance costs. Electric Utility results were also lower primarily due to lower total margin resulting from higher purchased power and electricity transmission costs.
The U.S. dollar was stronger versus the euro in the 2008 three-month period compared with the 2007 three-month period. Although the stronger dollar resulted in lower translated International Propane operating results, the effects of the stronger dollar on reported International Propane net income were substantially offset by the effects of gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
Recent rapid and precipitous declines in wholesale propane commodity prices following significant increases in wholesale commodity prices during much of Fiscal 2008 resulted in greater cash needed by the Partnership to fund counterparty collateral requirements during the three months ended December 31, 2008. These collateral requirements are associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating season months of October through March. At December 31, 2008, these collateral deposits totaled $131.8 million compared with deposits of $17.8 million at September 30, 2008. The Partnership was able to meet these collateral deposit requirements during the quarter primarily through the use of borrowings under its credit agreements.

UGI CORPORATION AND SUBSIDIARIES
Net income (loss) by business unit:

	Three Months Ended
	December 31,
	2008		2007
	(Millions of dollars)
Net income (loss):
AmeriGas Propane (a)	$34.3	(b)	$15.0
International Propane	40.2		22.4
Gas Utility	28.3		24.0
Electric Utility	2.8		4.0
Energy Services	10.7		13.9
Corporate & Other	(1.4)		0.7

Total net income	$114.9		$80.0

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.

(b)	Includes net income of $10.4 million from sale of the Partnership’s California LPG storage facility.
2008 three-month period compared to the 2007 three-month period
AmeriGas Propane:

			Increase
For the three months ended December 31,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$727.1	$748.2	$(21.1)	(2.8)%
Total margin (a)	$281.6	$241.9	$39.7	16.4%
Partnership EBITDA (b)	$164.1	$93.1	$71.0	76.3%
Operating income	$144.7	$74.0	$70.7	95.5%
Retail gallons sold (millions)	278.2	279.1	(0.9)	(0.3)%
Degree days — % warmer than normal (c)	0.8%	7.2%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 3 to condensed consolidated financial statements).

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 0.8% warmer than normal during the 2008 three-month period compared with temperatures in the prior-year period that were 7.2% warmer than normal. Notwithstanding the colder 2008 three-month period weather and the benefit of the acquisition of the assets of Penn Fuel Propane, LLC (the “Penn Fuels Acquisition”) on October 1, 2008, retail gallons sold were about equal to the prior-year period reflecting, among other things, continued customer conservation and the adverse effects of the significant deterioration in general economic activity which has occurred over the last year.
Retail propane revenues declined $12.8 million during the 2008 three-month period reflecting a $10.7 million decrease due to lower average selling prices and a $2.1 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $8.3 million reflecting a $23.0 million decrease from lower wholesale selling prices partially offset by a $14.7 million increase from higher wholesale volumes sold. From the beginning to the end of the 2008 three-month period, wholesale propane commodity prices at Mont Belvieu, Texas declined more than 50% compared with a nearly 20% increase in commodity prices during the 2007 three-month period. Total cost of sales decreased $60.8 million to $445.5 million principally reflecting the effects of the lower propane product costs.

UGI CORPORATION AND SUBSIDIARIES
Total margin was $39.7 million greater in the 2008 three-month period reflecting the beneficial impact of unusually high retail unit margins resulting from a rapid and sharp decline in propane product costs during the 2008 three-month period. We presently expect unit margins to return to more normal levels over the course of Fiscal 2009.
Partnership EBITDA during the 2008 three-month period was $164.1 million compared with EBITDA of $93.1 million in the 2007 three-month period. The 2008 three-month period EBITDA includes a $39.9 million pre-tax gain from the sale of the Partnership’s California LPG storage facility. In addition to the gain from the sale of the California storage facility, the 2008 three-month period EBITDA reflects the previously mentioned $39.7 million increase in total margin partially offset by slightly higher operating and administrative expenses. Operating and administrative expenses increased due in large part to higher bad debt expense, greater general insurance expenses and incremental expenses from the Penn Fuels Acquisition partially offset by, among other things, lower vehicle fuel expenses.
AmeriGas Propane operating income increased $70.7 million reflecting the $71.0 million increase in Partnership EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.
International Propane:

			Increase
For the three months ended December 31,	2008	2007	(Decrease)
(Millions of euros)
Revenues	€210.5	€225.9	€(15.4)	(6.8)%
Total margin (a)	€116.8	€91.9	€24.9	27.1%
Operating income	€48.3	€26.8	€21.5	80.2%
Income before income taxes	€43.5	€21.3	€22.2	104.2%

(Millions of dollars)
Revenues	$277.1	$328.4	$(51.3)	(15.6)%
Total margin (a)	$153.7	$133.6	$20.1	15.0%
Operating income	$64.1	$39.1	$25.0	63.9%
Income before income taxes	$57.5	$31.0	$26.5	85.5%

Antargaz retail gallons sold	96.1	98.1	(2.0)	(2.0)%
Degree days — % colder than normal (b)	4.9%	6.3%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 4.9% colder than normal during the 2008 three-month period compared with temperatures that were approximately 6.3% colder than normal during the prior-year period. Temperatures in Flaga’s service territory were warmer than normal in the 2008 three-month period compared with weather that was colder than normal in the prior-year period. Wholesale propane product costs declined significantly during the 2008 three-month period. The average wholesale commodity prices for propane in northwest Europe during the 2008 three-month period was approximately 45% lower than the average wholesale commodity prices in the same period last year. Similar declines in wholesale butane prices were experienced in the 2008 three-month period. Antargaz’ 2008 three-month period retail volumes were slightly lower than in the prior-year period principally as a result of the slightly warmer weather, continued customer conservation, the effects of competition from alternate energy sources and the deterioration of general economic conditions in France.

UGI CORPORATION AND SUBSIDIARIES
Our International Propane base-currency results are translated into U.S dollars based upon exchange rates experienced during each of the reporting periods. During the 2008 three-month period, the average currency translation rate was $1.32 per euro compared to a rate of $1.45 per euro during the prior-year three-month period.
International Propane euro-based revenues decreased €15.4 million or 6.8% reflecting lower average selling prices in the 2008 three-month period and, to a lesser extent, the lower retail gallons sold. The lower average selling prices reflect the previously mentioned year-over-year decrease in wholesale LPG product costs. In U.S. dollars, revenues declined $51.3 million or 15.6% reflecting the lower euro-based revenues and the effects of the stronger U.S. dollar. International Propane’s total cost of sales decreased to €93.6 million in the 2008 three-month period from €134.0 million in the prior year largely reflecting the lower per-unit LPG commodity costs and the lower retail volumes sold.
International Propane total margin increased €24.9 million or 27.1% in the 2008 three-month period largely reflecting the beneficial impact of unusually high retail unit margins resulting from a rapid and sharp decline in LPG product costs during the 2008 three-month period. We presently expect unit margins to return to more normal levels over the course of Fiscal 2009. Antargaz was adversely affected by lower unit margins in the prior-year period as a result of the rapid increase in LPG product costs which occurred last year. In U.S. dollars, total margin increased $20.1 million or 15.0% reflecting the effects of the stronger dollar on translated euro base-currency revenues and cost of sales.
International Propane operating income increased €21.5 million or 80.2% principally reflecting the previously mentioned increase in total margin and slightly higher operating and administrative costs. On a U.S. dollar basis, operating income increased $25.0 million or 63.9% reflecting the previously-mentioned increase in U.S. dollar-denominated total margin and lower U.S. dollar-denominated operating expenses and depreciation and amortization principally as a result of the stronger U.S. dollar. Euro-based income before income taxes was €22.2 million or 104.2% greater than in the prior year principally reflecting the higher operating income. In U.S. dollars, income before income taxes increased $26.5 million or 85.5% reflecting the benefit of the higher dollar-denominated operating income and the effects of the stronger dollar on translated interest expense.
Gas Utility:

For the three months ended December 31,	2008	2007	Increase
(Millions of dollars)
Revenues	$410.4	$326.7	$83.7	25.6%
Total margin (a)	$117.4	$89.9	$27.5	30.6%
Operating income	$56.9	$50.1	$6.8	13.6%
Income before income taxes	$45.9	$39.7	$6.2	15.6%
System throughput — billions of cubic feet (“bcf”)	44.0	39.5	4.5	11.4%
Degree days — % colder (warmer) than normal (b)	7.1	(4.3)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in the Gas Utility service territory based upon heating degree days were 7.1% colder than normal in the 2008 three-month period compared with temperatures that were 4.3% warmer than normal in the prior-year period. In order to better reflect the recent trend of warmer weather experienced in our Gas Utility service territory, in Fiscal 2009 Gas Utility began calculating normal degree days using the 15-year period 1990-2004. Previously, normal degree days were based upon recent 30-year periods. For comparability purposes, the prior-year period weather variance has been recalculated using the new 15-year period. Total distribution system throughput increased 4.5 bcf in the 2008 three-month period principally reflecting the effects of the CPG Acquisition, increases in firm- residential, commercial and industrial (“retail core-market”) volumes resulting from the colder 2008 three-month period weather and year-over-year customer growth. These increases in system throughput were partially offset by the effects on volumes sold and transported as a result of the deterioration in general economic activity which has occurred over the last year.
Gas Utility revenues increased $83.7 million principally reflecting $53.4 million in incremental revenues from CPG and the effects of higher volume sales and higher average retail core-market purchased gas cost (“PGC”) rates in the 2008 three-month period at UGI Gas and PNG Gas. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Deferred fuel costs included on the Condensed Consolidated Balance Sheet at December 31, 2008 principally reflect the effects of significantly higher unrealized losses on natural gas futures contracts due to declines in wholesale natural gas prices. Gas Utility’s cost of gas was $293.0 million in the 2008 three-month period compared with $236.8 million in the prior-year period principally reflecting incremental cost of sales of $32.2 million associated with CPG and the effects of the previously mentioned higher average PGC rates at UGI Gas and PNG Gas.
Gas Utility total margin increased $27.5 million principally reflecting incremental margin from CPG and higher total retail core-market margin at UGI Gas and PNG Gas resulting from the higher retail core-market volumes sold.
The increase in Gas Utility operating income during the 2008 three-month period principally reflects the previously mentioned greater total margin partially offset by higher operating and administrative expenses including incremental expenses associated with CPG and, to a lesser extent, higher bad debt, distribution system maintenance and environmental expenses. Income before income taxes also increased reflecting the previously mentioned higher operating income partially offset by higher interest expense on $108 million face value of long-term debt used to finance a portion of the CPG Acquisition.
Electric Utility:

			Increase
For the three months ended December 31,	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$35.9	$31.9	$4.0	12.5%
Total margin (a)	$10.7	$12.4	$(1.7)	(13.7)%
Operating income	$5.0	$7.4	$(2.4)	(32.4)%
Income before income taxes	$4.6	$6.9	$(2.3)	(33.3)%
Distribution sales — millions of kilowatt hours (“gwh”)	252.8	254.4	(1.6)	(0.6)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.0 million and $1.8 million during the three-month periods ended December 31, 2008 and 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility’s kilowatt-hour sales in the 2008 three-month period were slightly lower than in the prior year. Temperatures based upon heating degree days were approximately 5.8% colder than last year resulting in greater sales to residential heating customers. These greater sales were more than offset however by slightly lower sales to commercial and industrial customers as a result of the deterioration in general economic activity. Notwithstanding the slightly lower total sales, Electric Utility revenues increased $4.0 million principally as a result of higher Provider of Last Resort (“POLR”) rates and greater revenues from spot market sales of electricity. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008. This increase raised the average cost to a residential heating customer by approximately 5.5% over costs in effect during calendar year 2007. Electric Utility cost of sales increased to $23.2 million in the 2008 three-month period from $17.7 million in the prior year principally reflecting higher per-unit purchased power costs and greater electricity transmission costs.
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $1.7 million during the 2008 three-month period principally reflecting the higher per-unit purchased power costs and greater electricity transmission costs.
Electric Utility operating income and income before income taxes in the 2008 three-month period were $2.4 million and $2.3 million lower than the prior year, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including greater bad debt expense.
Energy Services:

For the three months ended December 31,	2008	2007	Decrease
(Millions of dollars)
Revenues	$359.1	$365.3	$(6.2)	(1.7)%
Total margin (a)	$32.4	$33.9	$(1.5)	(4.4)%
Operating income	$18.2	$23.7	$(5.5)	(23.2)%
Income before income taxes	$18.2	$23.7	$(5.5)	(23.2)%

(a)	Total margin represents total revenues less total cost of sales.
Although retail gas volumes sold in the 2008 three-month period were about equal to the prior-year period and the associated revenues were slightly higher, Energy Services total revenues declined $6.2 million principally reflecting the effects on revenues of lower unit prices for wholesale propane sales associated with its propane storage operation in Chesapeake, Virginia.
Total margin from Energy Services decreased $1.5 million in the 2008 three-month period reflecting lower total margin from electric generation resulting in large part from higher coal prices along with the effects of electricity production facility outages during a significant portion of the 2008 three-month period. The decrease in electric generation margin was partially offset by slightly higher total natural gas and peaking supply margins. The decrease in Energy Services’ operating income and income before income taxes largely reflects the previously mentioned decrease in electric generation margin and higher operating costs due to the electricity generation production outages. The lower operating income also reflects greater borrowing costs associated with Energy Services’ receivables securitization facility as a result of higher borrowings to fund margin calls, higher asset management fees and slightly higher bad debt expenses.

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our cash and cash equivalents totaled $175.5 million at December 31, 2008 compared with $245.2 million at September 30, 2008. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2008 we had $85.9 million of cash and cash equivalents. Excluding cash and cash equivalents at UGI’s operating subsidiaries of $148.0 million, and excluding the $120 million cash contribution made to UGI Utilities on September 25, 2008 in conjunction with the CPG Acquisition, UGI had $97.2 million of cash and cash equivalents at September 30, 2008.
The Company’s debt outstanding at December 31, 2008 totaled $2,609.4 million (including current maturities of long-term debt of $81.2 million) compared to $2,205.5 million of debt outstanding (including current maturities of long-term debt of $81.8 million) at September 30, 2008. The increase in total debt outstanding at December 31, 2008 reflects the issuance of $108 million of UGI Utilities Senior Notes issued in conjunction with the CPG Acquisition and higher bank loans outstanding. Total debt outstanding at December 31, 2008 principally consists of $1,079.0 million of Partnership debt, $593.4 million (€424.8 million) of International Propane debt, $923 million of UGI Utilities’ debt, and $14 million of other.
AmeriGas Partners’ total debt at December 31, 2008 includes long-term debt comprising $779.8 million of AmeriGas Partners’ Senior Notes, $150.1 million of AmeriGas OLP First Mortgage Notes and $3.1 million of other long-term debt. AmeriGas Partners’ total debt at December 31, 2008 also includes $146 million outstanding under AmeriGas OLP’s Credit Agreement.
International Propane’s total debt at December 31, 2008 includes long-term debt principally comprising $530.8 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and $50.3 million (€36.0 million) outstanding under Flaga’s term loan. Total International Propane debt outstanding at December 31, 2008 also includes $8.7 million (€6.2 million) outstanding under Flaga’s working capital facility and $3.6 million (€2.6 million) of other long-term debt.
UGI Utilities’ total debt at December 31, 2008 includes long-term debt comprising $383 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at December 31, 2008 also includes $283 million outstanding under UGI Utilities Revolving Credit Agreement. In connection with the CPG Acquisition, on October 1, 2008, UGI Utilities issued $108 million face amount of 6.375% Senior Notes due 2013.
AmeriGas Partners. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In addition, a rapid and precipitous decline in commodity propane prices in late Fiscal 2008 which continued into Fiscal 2009 resulted in greater cash needed by the Partnership to fund counterparty collateral requirements. These collateral requirements are associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October through March. At December 31, 2008, the Partnership had made collateral deposits of $131.8 million associated with these derivative financial instruments.

UGI CORPORATION AND SUBSIDIARIES
In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. In addition, on November 14, 2008, AmeriGas OLP entered into a $50 million revolving credit agreement with two major banks (“Supplemental Credit Agreement”) which expires on May 14, 2009. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas OLP First Mortgage Notes. The Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $50 million for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the Supplemental Credit Agreement has restrictive covenants substantially similar to the Credit Agreement.
There were $146 million of borrowings outstanding under the credit agreements at December 31, 2008 which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $50.0 million at December 31, 2008. During the 2008 three-month period, the average daily and peak borrowings outstanding under the credit agreements were $131.8 million and $184.5 million, respectively. During the 2007 three-month period, the average daily and peak borrowings outstanding under the Credit Agreement were $26.5 million and $81 million, respectively. At December 31, 2008, the Partnership’s available borrowing capacity under the credit agreements was $54.0 million.
In order to reduce cash collateral payment obligations and to provide the Partnership with greater borrowing flexibility and a more cost effective use of its credit agreements, UGI has agreed to provide guarantees of up to $50 million to AmeriGas OLP’s propane suppliers through September 30, 2009. At December 31, 2008, the Partnership had $25 million of unused UGI guarantees.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and the Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments, including current maturities of long-term debt, and projected cash needs during Fiscal 2009.
International Propane. Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at December 31, 2008.
Flaga’s joint venture ZLH has multi-currency working capital facilities that provide for borrowings of up to €16 million, half of which is guaranteed by UGI. At December 31, 2008, the total amount outstanding under the ZLH Facility was €13.2 million ($18.4 million).
UGI Utilities. UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement. This agreement expires in August 2011. At December 31, 2008, UGI Utilities had $283 million in borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2008 and 2007 three-month periods, average daily bank loan borrowings were $242.8 million and $218.4 million, respectively, and peak bank loan borrowings totaled $304 million and $267 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January. During the three months ended December 31, 2008, peak bank loan borrowings were higher due in large part to greater levels of restricted cash in natural gas futures accounts resulting from a decline in wholesale natural gas prices.

UGI CORPORATION AND SUBSIDIARIES
Energy Services. Energy Services has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2009, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts and for capital expenditures. Management expects it will extend or replace the Receivables Facility prior to its termination date.
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the three months ended December 31, 2008 and 2007, Energy Services sold trade receivables totaling $358.4 million and $315.1 million, respectively, to ESFC. During the three months ended December 31, 2008 and 2007, ESFC sold an aggregate $169.3 million and $51.4 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2008, the outstanding balance of ESFC receivables was $44.3 million which is net of $87.9 million that was sold to the commercial paper conduit and removed from the balance sheet. At December 31, 2007, the outstanding balance of ESFC receivables was $130.9 million which is net of $2.9 million that was sold to the commercial paper conduit. During the three months ended December 31, 2008, sales of receivables to the commercial paper conduit were higher due in large part to greater levels of restricted cash in natural gas futures accounts resulting from a decline in wholesale natural gas prices.
Merger of Defined Benefit Pension Plans
Effective December 31, 2008, UGI Utilities merged two of the defined benefit pension plans that it sponsors. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger, the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2008 and in accordance with SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” recorded an after-tax charge to accumulated other comprehensive loss of $38.7 million. In addition, as a result of the remeasurement, pension expense will increase by approximately $4.2 million for the remainder of Fiscal 2009. For additional information on the merged plan, see Note 7 to condensed consolidated financial statements.
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

UGI CORPORATION AND SUBSIDIARIES
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
We sponsor funded defined benefit pension plans and other postretirement benefit plans. We believe that the oversight of the plans’ investments is rigorous and that our investment strategies are prudent. During Fiscal 2008 and continuing into Fiscal 2009, actual returns on the pension plans’ investments were significantly below the expected rate of return due to adverse conditions in the financial markets. We do not expect that we will be required to make significant contributions to the pension plans in Fiscal 2009 but, based upon current funding levels, we expect that we will be required to make contributions to the pension plans in Fiscal 2010, although we do not believe such contributions will have a material impact on our liquidity. Furthermore, continued actual returns below the expected rate of return could accelerate the timing and increase the amount of future contributions to these plans in Fiscal 2010 and beyond. Additionally, the reduced benefit plan assets would likely result in increased benefit expense in future years.
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
Cash Flows
Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the fourth and first fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest.

UGI CORPORATION AND SUBSIDIARIES
Operating Activities. Cash flow used by operating activities was $60.4 million in the 2008 three-month period compared to $82.6 million in the 2007 three-month period. Cash flow from operating activities before changes in operating working capital was $144.5 million in the 2008 three-month period compared to the $177.8 million of such cash flow in the prior-year three-month period. Changes in operating working capital used $204.9 million of operating cash flow in the 2008 three-month period compared to $260.4 million of cash flow used for changes in operating working capital in the 2007 three-month period. The lower 2008 three-month period cash used for changes in accounts receivable reflects the effects on net cash receipts from customers resulting from the lower LPG and natural gas prices and greater sales of receivables by Energy Services Funding Corporation during the 2008 three-month period under its Receivables Facility. Cash used for purchases of inventories was lower in the 2008 three-month period reflecting the effects of lower commodity prices for natural gas and LPG. Cash flow from changes in accounts payable was lower in the 2008 three-month period principally due to the effects of the timing of payments and lower purchased price per gallon of LPG and natural gas. The 2008 three-month period also reflects cash required to fund $114.0 million of Partnership counterparty collateral deposits associated with product cost management activities.
Investing Activities. Net cash flow used in investing activities was $376.8 million in the 2008 three-month period compared with $55.7 million of cash used in the prior-year period. The significant increase in cash used in investing activities principally reflects the net cash used for the CPG Acquisition. As a result of significant declines in natural gas prices in the 2008 three-month period, restricted cash in our commodity futures brokerage accounts increased $46.1 million compared with an increase of only $6.9 million in the prior-year period. Cash flows from investing activities also include $42.4 million of cash proceeds from the sale of the Partnership’s California LPG storage facility.
Financing Activities. Cash flow provided by financing activities was $373.7 million in the 2008 three-month period compared with $96.0 million in the prior-year period. The greater cash flow in the 2008 three-month period principally reflects the previously mentioned issuance of $108 million of Senior Notes of UGI Utilities to fund a portion of the CPG Acquisition; increases in UGI Utilities bank loans principally to fund a portion of the CPG Acquisition and natural gas brokerage accounts margin deposits; and greater AmeriGas OLP Credit Agreement borrowings to fund the previously mentioned counterparty Partnership collateral requirements and the October 1, 2008 acquisition of the assets of CPP from UGI Utilities. During the three months ended December 31, 2008, Antargaz repaid its €50 million revolving credit facility loan borrowed in September 2008.
Acquisitions and Divestitures
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now named UGI Central Penn Gas, Inc., “CPG”), the natural gas distribution utility of PPL Corporation (the “CPG Acquisition”), for cash consideration of $267.6 million plus estimated working capital of $35.4 million. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas OLP for cash consideration of $32 million plus estimated working capital of $1.6 million (the “Penn Fuels Acquisition”). CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition with a combination of $120 million cash contributed by UGI on September 25, 2008, proceeds from the issuance of $108 million principal amount of 6.375% Senior Notes due 2013 and approximately $75.0 million of borrowings under UGI Utilities’ Revolving Credit Agreement. AmeriGas OLP funded the Penn Fuels Acquisition with borrowings under the AmeriGas Credit Agreement, and UGI Utilities used the $33.6 million of cash proceeds from the sale of the assets of CPP to reduce its revolving credit agreement borrowings. For further information, see Note 9 to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated above-ground LPG storage facility located on leased property in California for net cash proceeds of $42.4 million. The Company recorded an after-tax gain on the sale of $10.4 million or $0.10 per diluted share.
On January 29, 2009, Flaga purchased the 50% equity interest in ZLH it did not already own from its joint-venture partner, Progas GmbH & Co. KG (“Progas”), pursuant to a purchase agreement dated December 18, 2008. ZLH distributes LPG in the Czech Republic, Hungary, Poland, Slovakia and Romania. The cash purchase price for the 50% equity interest was not material.
Utility Regulatory Matters
Electric Utility. As a result of Pennsylvania’s Electricity Generation Customer Choice and Competition Act that became effective January 1, 1997, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. Electric Utility remains the provider of last resort (“POLR”) for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”), the latest of which became effective June 23, 2006.
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2008, which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar year 2007. Effective January 1, 2009, the average cost to a residential heating customer increased by 1.5% over such costs in effect during calendar year 2008.
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs.
UGIPNG and CPG Base Rate Filings.   On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base rates for natural gas delivery service by $38.1 million annually for UGIPNG and $19.6 million annually for CPG. The increased rates would fund system improvements and operations necessary to maintain safe and reliable natural gas service. The increase would also fund additional energy assistance for low income customers as well as energy conservation programs for all customers. The new gas rates for UGIPNG could take effect as early as March 29, 2009. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. As a condition to the PUC’s approval of the acquisition of CPG by UGI Utilities, CPG agreed not to place new base rates into effect prior to August 24, 2009. The PUC review process is expected to last approximately nine months, which would delay implementation of the new rates until late October 2009.

UGI CORPORATION AND SUBSIDIARIES
Antargaz Competition Authority Matter
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
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. In July 2008, France’s Conseil de la Concurrence (“Competition Council,” and renamed, Autorité de la concurrence, “Competition Authority”) interviewed Mr. Varagne, as President of Antargaz and President of the CFBP, about competitive practices in the LPG cylinder market in France. During the fiscal quarter ended December 31, 2008, Antargaz responded to additional requests for information about the Company and Antargaz from the Competition Authority.
The Competition Authority is conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. We believe one of the companies under investigation has applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. A company seeking leniency may present testimony or other evidence of anti-competitive activities adverse to Antargaz’ interests. As part of any investigation, the Competition Authority and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.
The Company believes the DGCCRF and the Competition Authority have substantially completed their investigations and the Competition Authority could issue a “Statement of Objections” during the current fiscal year. The Statement of Objections could allege that Antargaz and other major LPG distributors in France engaged in anti-competitive practices in violation of French civil competition laws, for which a fine may be assessed. When Antargaz receives a Statement of Objections, it will have an opportunity to review the evidence supporting the allegations contained therein and to present its defenses. While the Company cannot predict the likelihood of an adverse finding against Antargaz or the amount of the fine that may be assessed, it is reasonably possible that a fine could be assessed in an amount that would have a material adverse effect on the Company’s results of operations. In the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual consolidated revenues of the Company. The Company will continue to cooperate with the DGCCRF and the Competition Authority investigations.

UGI CORPORATION AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) market prices for propane and other LPG, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz may also enter into other contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its propane purchases. Currently, Flaga’s hedging activities are not material to the Company’s financial position or results of operations. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments contain collateral provisions. As previously mentioned, precipitous declines in propane commodity prices late in Fiscal 2008 which continued into Fiscal 2009 has resulted in greater collateral requirements by the Partnership’s derivative instrument counterparties. In order to minimize credit risk associated with its derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with Gas Utility operations. Gas Utility uses derivative financial instruments including exchange-traded natural gas futures contracts to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market value of these contracts may require cash deposits in margin accounts with brokers. At December 31, 2008, Gas Utility had $72.8 million of restricted cash associated with natural gas futures accounts with brokers.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy and capacity contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. As previously mentioned and in accordance with POLR settlements approved by the PUC, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Changes in prices for electricity could require Electric Utility to provide cash collateral to its supply counterparties.

UGI CORPORATION AND SUBSIDIARIES
As previously mentioned, on January 22, 2009, the PUC approved a settlement of a rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs. Because Electric Utility will be assured the recovery of prudently incurred costs during the Settlement Term, beginning January 1, 2010, Electric Utility will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues.
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas and electricity futures contracts are guaranteed by the New York Mercantile Exchange (“NYMEX”) and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At December 31, 2008, Energy Services had $43.8 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.
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
Because our business units have product cost management programs with contracts that include collateral and margin deposit requirement provisions, rapid declines in natural gas and LPG product costs can require our business units to post cash collateral with counterparties or make margin deposits in brokerage accounts.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement and Supplemental Credit Agreement, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of interest rate swaps. At December 31, 2008, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $439.1 million. Our long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in other comprehensive income until such foreign operations are liquidated. At December 31, 2008, the fair value of unsettled net investment hedges was a loss of $2.2 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $58.9 million, which amount would be reflected in other comprehensive income.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments assets and (liabilities) held at December 31, 2008. Fair values reflect the estimated amounts that we would receive or (pay) to terminate the contracts at the reporting date based upon quoted market prices or the fair value of comparable contracts at December 31, 2008. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of

UGI CORPORATION AND SUBSIDIARIES
propane; (2) the market price of natural gas; (3) the market price of electricity; (4) the three-month LIBOR and the three- and six-month Euribor and; (5) the value of the euro versus the U.S. dollar. The fair value of Gas Utility’s exchange-traded natural gas futures contracts comprising losses of $58.1 million are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism.

	Asset (Liability)
		Change in
(Millions of dollars)	Fair Value	Fair Value
December 31, 2008:
Propane commodity price risk	$(150.5)	$(12.4)
FTRs	3.3	(0.3)
Natural gas commodity price risk	(34.5)	(12.9)
Electricity commodity price risk	(2.6)	(1.7)
Interest rate risk	(34.2)	(6.3)
Foreign currency exchange rate risk	4.6	(17.5)
Because our derivative instruments, other than FTRs, generally qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that through control of a subsidiary that owned the plant UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for 47% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and $26 million in third-party claims relating to the site and estimates that future remediation costs could be as high as $2.5 million. SCE&G further asserts that it has received a demand from the United States Justice Department for natural resource damages. Trial is scheduled for March 2009.
UGI Central Penn Gas, Inc. Consent Order and Agreement. UGI Central Penn Gas, Inc. (“CPG”), a wholly owned subsidiary of UGI Corporation’s wholly owned subsidiary, UGI Utilities, Inc., is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”), requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 70 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1.75 million in any calendar year. The CPG-COA terminates at the end of calendar year 2011 for the MGP Properties and at the end of calendar year 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware that is not included in the CPG-COA. The costs associated with remediation of the Georgetown MGP Property are not expected to be material.
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
Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. Based on these requests, it appears that the DGCCRF has expanded the scope of its investigation to include both bulk and cylinder markets throughout France. In July 2008, France’s Conseil de la Concurrence (“Competition Council,” and renamed, Autorité de la concurrence, “Competition Authority”) interviewed Mr. Varagne, as President of Antargaz and President of the CFBP, about competitive practices in the LPG cylinder market in France. During the fiscal quarter ended December 31, 2008, Antargaz responded to additional requests for information about the Company and Antargaz from the Competition Authority.

UGI CORPORATION AND SUBSIDIARIES
The Competition Authority is conducting a related investigation regarding alleged concerted behavior among certain distributors of LPG in France. We believe one of the companies under investigation has applied for leniency, pursuant to the French law that allows a company to offer evidence of anti-competitive behavior in exchange for partial or total amnesty from financial sanctions. A company seeking leniency may present testimony or other evidence of anti-competitive activities adverse to Antargaz’ interests. As part of any investigation, the Competition Authority and the DGCCRF may uncover information from other sources, including customers, suppliers or employees of Antargaz and other LPG companies, that may be adverse to Antargaz’ interests.
The Company believes the DGCCRF and the Competition Authority have substantially completed their investigations and the Competition Authority could issue a “Statement of Objections” during the current fiscal year. The Statement of Objections could allege that Antargaz and other major LPG distributors in France engaged in anti-competitive practices in violation of French civil competition laws, for which a fine may be assessed. When Antargaz receives a Statement of Objections, it will have an opportunity to review the evidence supporting the allegations contained therein and to present its defenses. While the Company cannot predict the likelihood of an adverse finding against Antargaz or the amount of the fine that may be assessed, it is reasonably possible that a fine could be assessed in an amount that would have a material adverse effect on the Company’s results of operations. In the event a claim is made against Antargaz and it is found to have violated the competition laws in France, it would be subject to civil penalties up to a maximum of 10% of the total annual consolidated revenues of the Company. The Company will continue to cooperate with the DGCCRF and the Competition Authority investigations.
ITEM 1A. RISK FACTORS
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	UGI Corporation 2009 Deferral Plan	UGI	Form 8-K (12/12/08)	10.1

10.2	Description of oral compensation arrangement with Mr. Davinder Athwal	UGI	Form 8-K (12/29/08)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: February 9, 2009	By:	/s/ Peter Kelly
Peter Kelly
Vice President — Finance and Chief Financial Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.