Form 10-K/A
period 2008-09-30
UGI CORP /PA/
filed 2009-06-24
CIK 884614

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

The undersigned registrant hereby amends Item 15 of its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 to include the financial statements required by Form 11-K with respect to the UGI HVAC Enterprises, Inc. Savings Plan, the UGI Utilities, Inc. Savings Plan and the AmeriGas Propane, Inc. Savings Plan, as set forth in Exhibit No. 99.1.
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

4.1	[Intentionally Omitted]

4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended	UGI	Form 8-B/A (4/17/96)	3.	(4)

4.3	UGI’s (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

4.4		Third Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of December 1, 2004, and Amendment No. 1 effective October 15, 2007 thereto	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	3.1

4.5		Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.6		Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.7		Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994	Utilities	Registration Statement No. 33-77514 (4/8/94)	4 (c)

4.8		Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2

4.9		Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	4 (i)

4.10		Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4 (i)

4.11		Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)

4.12		Officer’s Certificate establishing Medium-Term Notes Series	Utilities	Form 8-K (8/26/94)	4(iv)

4.13		Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)

4.14		Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2

10.1		Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	UGI	Form 10-K (9/30/95)	10.5

10.2	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Directors Stock Unit Grant Letter dated as of January 2006	UGI	Form 8-K (12/6/05)	10.2

10.3	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Directors Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.3

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.4		Credit Agreement dated as of November 14, 2008 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, and Wachovia Bank, National Association, as Administrative Agent	AmeriGas Partners, L.P.	Form 8-K (11/14/08)	10.1

*10.5	**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Stock Unit Grant Letter dated as of January 1, 2008

10.6	**	UGI Corporation Directors Deferred Compensation Plan Amended and Restated as of January 1, 2000	UGI	Form 10-K (9/30/00)	10.6

10.7	**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Performance Unit Grant Letter dated as of January 1, 2006	UGI	Form 10-K (9/30/06)	10.7

10.8	**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8

10.9	**	UGI Corporation 2004 Omnibus Equity Compensation Plan AmeriGas Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.6

10.10	**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.10

10.11	**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4

10.12	**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1

10.13	**	UGI Corporation 2000 Directors’ Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.13

10.14	**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.15	**	Letter Agreement dated May 15, 2002 regarding severance arrangement for Mr. Varagne	UGI	Form 10-K (9/30/05)	10.15

10.16	**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated on July 31, 2007	UGI	Form 10-K (9/30/07)	10.16

10.17	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (3/27/07)	10.1

10.17	(a)**	UGI Corporation 2004 Omnibus Equity Compensation Plan, as amended December 7, 2004 — Terms and Conditions as amended December 6, 2005	UGI	Form 8-K (12/6/05)	10.10

10.18		Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.19		Credit Agreement, dated as of August 11, 2006, among UGI Utilities, Inc., as borrower, and Citibank, N.A., as agent, Wachovia Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Mellon Bank, N.A., PNC Bank, National Association, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (8/11/06)	10.1

10.20	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc., in its own right and as general partner of AmeriGas Partners, L.P., for Messrs. Bissell, Katz and Knauss	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.21		[Intentionally Omitted]

10.22	**	Summary of Director Compensation as of October 1, 2006	UGI	Form 10-K (9/30/06)	10.22

10.23		[Intentionally Omitted]

10.24		Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

10.25		Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

10.26		Purchase Agreement dated January 30, 2001 and Amended and Restated on August 7, 2001 by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., CP Holdings, Inc., AmeriGas Propane, L.P., AmeriGas Partners, L.P., and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.27		Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.28		Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.29		Stock Purchase Agreement dated May 27, 1989, as amended and restated July 31, 1989, between Texas Eastern Corporation and QFB Partners	Petrolane Incorporated/ AmeriGas Partners, L.P.	Registration Statement No. 33-69450	10.16	(a)

*10.30	**	Description of oral compensation arrangements for Messrs. Greenberg, Varagne and Walsh

10.31	**	Description of oral employment at-will arrangement for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-K (9/30/05)	10.30

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.32	**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended July 30, 2007	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.25

10.33	**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

10.34	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

10.35		[Intentionally Omitted]

10.36	**	UGI Corporation 2004 Omnibus Equity Compensation Plan UGI Employees Nonqualified Stock Option Grant Letter dated as of January 1, 2006	UGI	Form 8-K (12/6/05)	10.4

10.37	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Kelly and Walsh	UGI	Form 10-Q (6/30/08)	10.3

10.38	**	2002 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.38

10.39	**	1992 Non-Qualified Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.39

10.40	**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees Effective July 1, 2000 and Amended as of January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.6

10.41		Service Agreement for comprehensive delivery service (Rate CDS) dated February 23, 1999 between UGI Utilities, Inc. and Texas Eastern Transmission Corporation	UGI	Form 10-K (9/30/00)	10.41

10.42	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees effective December 6, 2005	UGI	Form 10-K (9/30/06)	10.66

10.43	**	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Stock Option Grant Letter effective May 20, 2008	UGI	Form 10-Q (6/30/08)	10.3

10.44		Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

10.45		Capital Contribution Agreement dated as of August 21, 2001 by and between Columbia Propane, L.P. and AmeriGas Propane, L.P. acknowledged and agreed to by CP Holdings, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/21/01)	10.2

10.46		Promissory Note by National Propane L.P., a Delaware limited partnership in favor of Columbia Propane Corporation dated July 19, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.39

10.47		Loan Agreement dated July 19, 1999, between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.40

10.48		First Amendment dated August 21, 2001 to Loan Agreement dated July 19, 1999 between National Propane, L.P. and Columbia Propane Corporation	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.41

10.49		Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.50		Keep Well Agreement by and between AmeriGas Propane, L.P. and Columbia Propane Corporation dated August 21, 2001	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.46

10.51	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005 (“AmeriGas 2000 Plan”)	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7

10.51	(a)**	AmeriGas 2000 Plan Restricted Unit Grant Letter dated as of January 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.20

10.52		Storage Transportation Service Agreement (Rate Schedule SST) between Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.25

10.53		Gas Service Delivery and Supply Agreement between Utilities and UGI Energy Services, Inc. dated August 1, 2004	Utilities	Form 10-K (9/30/04)	10.32

10.54		No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.27

10.55		No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.28

10.56		Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.29

10.57		Amendment No. 1 dated November 1, 2004, to the Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	Utilities	Form 10-K (9/30/04)	10.26

10.58		Firm Transportation Service Agreement (Rate Schedule FT) between Utilities and Transcontinental Gas Pipe Line dated October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.31

10.58	(a)	Amendment dated March 20, 2007 to the Firm Transportation Service Agreement (Rate Schedule FT) dated October 1, 1996 between UGI Utilities and Transcontinental Gas Pipe Line Corporation, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 8-K (3/20/07)	10.1

10.59		Amendment No. 1 dated November 1, 2004, to the No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.30

10.60		Amendment No. 1 dated November 1, 2004, to the Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.33

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.61		Firm Transportation Service Agreement (Rate Schedule FTS) between Utilities and Columbia Gas Transmission dated November 1, 2004	Utilities	Form 10-K (9/30/04)	10.34

10.62		Purchase and Sale Agreement by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer, dated as of January 26, 2006 (See Exhibit No. 10.64)	UGI	Form 8-K (1/26/06)	10.1

10.63		Employee Agreement by and between Southern Union Company and UGI Corporation dated as of January 26, 2006 (See Exhibit No. 10.64)	UGI	Form 8-K (1/26/06)	10.2

10.64		First Amendment Agreement, dated August 24, 2006, by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer	Utilities	Form 8-K (8/24/06)	10.2

10.65		Tax Consolidation Agreement, dated June 18, 2004, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (6/30/04)	10.8

10.65	(a)	Amendment No. 1 dated as of June 24, 2004, to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (12/31/05)	10.5

10.65	(b)	Amendment No. 2 dated as of December 7, 2005 to Tax Consolidation Agreement, dated June 18, 2004, as amended, entered into by UGI Bordeaux Holding and its Subsidiaries named therein	UGI	Form 10-Q (12/31/05)	10.6

10.66	**	UGI Corporation Amended and Restated 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers effective May 20, 2008	UGI	Form 10-Q (6/30/08)	10.1

10.66	(a)**	Amended and Restated UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Performance Unit Grant Letter effective May 20, 2008	UGI	Form 10-Q (6/30/08)	10.2

10.67		Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, as Borrower and Guarantor, Antargaz, as Borrower and Guarantor, Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent and the Financial Institutions named therein	UGI	Form 10-Q (12/31/05)	10.1

*10.67	(a)	Amendment Agreement dated October 6, 2008 to Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, Antargaz, Calyon and the Financial Institutions named therein

10.68		Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated December 7, 2005, by and among AGZ Holding, as Pledgor, Calyon, as Security Agent, and the Lenders	UGI	Form 10-Q (12/31/05)	10.2

10.69		Pledge of Financial Instruments Account relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated December 7, 2005, by and among Antargaz, as Pledgor, Calyon, as Security Agent, and the Revolving Lenders	UGI	Form 10-Q (12/31/05)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.70	Letter of Undertakings dated December 7, 2005, by UGI Bordeaux Holding to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement)	UGI	Form 10-Q (12/31/05)	10.4

10.71	Seller’s Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding	UGI	Form 10-Q (3/31/04)	10.5

10.72	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among AGZ Holding, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.7

10.73	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among Antargaz, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.8

10.74	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Penn Natural Gas, Inc., as Assignee	Utilities	Form 8-K (8/24/06)	10.1

10.75	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Österreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the Working Capital Facility dated July 26, 2006 between Flaga GmbH and RZB	UGI	Form 10-Q (6/30/06)	10.6

10.76	Guarantee Agreement, dated July 26, 2006, between UGI Corporation, as Guarantor, and RZB, as Beneficiary, relating to the Term Loan Agreement dated July 26, 2006 between Flaga GmbH and RZB	UGI	Form 10-Q (6/30/06)	10.7

10.77	Term Loan Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.8

10.78	Working Capital Facility Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender	UGI	Form 10-Q (6/30/06)	10.9

*10.79	Amendment and Extension dated June 10, 2008 to and of the Working Capital Facility Agreement, dated July 26, 2006, between Flaga GmbH, as Borrower, and RZB, as Lender

10.80	Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008	Utilities	Form 8-K (3/5/08)	10.1

10.81	Amendment dated May 2, 2008 to the Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008	Utilities	Form 10-Q (3/31/08)	10.2

10.82	Assignment and Assumption Agreement, dated August 24, 2006, by and between UGI Corporation, as Assignor, and UGI Utilities, Inc., as Assignee with respect to the Southern Union Company Pension	Utilities	Form 8-K (8/24/06)	10.3

10.83	Service Agreement (Rate FSS) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.4

10.84	Service Agreement (Rate SST) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.5

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.85		Firm Transportation Service Agreement (Rate FT) dated February 1, 1992 between Transcontinental Gas Pipe Line Corporation and PG Energy (as successor to Pennsylvania Gas and Water Company)	Utilities	Form 8-K (8/24/06)	10.6

10.86		Firm Transportation Service Agreement (Rate FT) dated July 10, 1997 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.7

10.87		Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8

10.88	**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.44

10.89	**	Description of oral employment at-will arrangement with Peter Kelly, Vice President — Finance and CFO	UGI	Form 8-K (6/21/07)	10.1

10.90		Extension of Guarantee Agreement dated July 26, 2006, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Österreich Aktiengesellschaft (“RZB”), as Beneficiary, relating to the extension of the Working Capital Facility Agreement dated July 26, 2006, between RZB and Flaga GmbH	UGI	Form 10-K (9/30/07)	10.90

10.91		Multi-Currency Facility Offer dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and Raiffeisen Zentralbank Österreich Akteingesellschaft	UGI	Form 10-Q (6/30/07)	10.1

*10.91	(a)
Amendment and Extension dated July 10, 2008 to and of the Multi-Currency Facility Offer dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and Raiffeisen Zentralbank Österreich Akteingesellschaft

10.92		Guarantee Agreement, dated May 21, 2007, between UGI Corporation, as Guarantor, and Raiffeisen Zentralbank Österreich Aktiengesellschaft, as Beneficiary, relating to the Multi-Currency Working Capital Facility dated May 21, 2007 between Zentraleuropa LPG Holding GmbH and RZB	UGI	Form 10-Q (6/30/07)	10.2

10.93		Transition Services Agreement, dated October 1, 2008, by and between UGI Utilities, Inc. and PPL Corporation	Utilities	Form 8-K (10/1/08)	10.1

10.94		FSS Service Agreement No. 49789, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.2

10.95		FSS Service Agreement No. 49791, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.3

10.96		FSS Service Agreement No. 80935, dated October 29, 2004, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to PPL Gas Utilities Corporation)	Utilities	Form 8-K (10/1/08)	10.4

10.97		SST Service Agreement No. 49788, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.5

10.98		SST Service Agreement No. 49790, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.6

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.99		SST Service Agreement No. 80934, dated October 29, 2004, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to PPL Gas Utilities Corporation)	Utilities	Form 8-K (10/1/08)	10.7

14		Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

*21		Subsidiaries of the Registrant

*23		Consent of PricewaterhouseCoopers LLP

***23.1		Consent of Morison Cogen LLP

*31.1		Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***31.1	(a)
Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, as amended by Amendment No. 1 on Form 10-K/A, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2		Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

***31.2	(a)
Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, as amended by Amendment No. 1 on Form 10-K/A, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***99.1		Financial Statements and Supplemental Schedule of UGI HVAC Enterprises, Inc. Savings Plan, UGI Utilities, Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 2008

*	Filed with Annual Report on Form 10-K for the fiscal year 2008 filed on November 21, 2008.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

***	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI CORPORATION
Date: June 24, 2009	By:	/s/ Davinder Athwal
Davinder Athwal
Vice President — Accounting and Financial Control and Chief Risk Officer

EXHIBIT INDEX

Exhibit
No.		Description

23.1		Consent of Morison Cogen LLP

31.1	(a)
Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, as amended by Amendment No. 1 on Form 10-K/A, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)
Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2008, as amended by Amendment No. 1 on Form 10-K/A, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1		Financial Statements and Supplemental Schedule of UGI HVAC Enterprises, Inc. Savings Plan, UGI Utilities, Inc. Savings Plan and AmeriGas Propane, Inc. Savings Plan for the year ended December 31, 2008