Form 10-Q
period 2009-06-30
UGI CORP /PA/
filed 2009-08-07
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 31, 2009, there were 108,416,397 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30,	September 30,	June 30,
	2009	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$240.1	$245.2	$272.2
Restricted cash	64.8	70.3	4.3
Accounts receivable (less allowances for doubtful accounts of $58.2, $40.8 and $45.5, respectively)	454.5	488.0	692.6
Accrued utility revenues	21.2	20.8	22.3
Inventories	269.1	400.8	318.0
Deferred income taxes	49.3	27.5	9.4
Utility regulatory assets	28.8	16.0	—
Derivative financial instruments	12.4	12.7	104.6
Prepaid expenses and other current assets	21.0	57.3	17.8

Total current assets	1,161.2	1,338.6	1,441.2

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,750.5, $1,515.1 and $1,494.4, respectively)	2,823.3	2,449.5	2,483.0

Goodwill	1,545.5	1,489.7	1,569.1
Intangible assets (less accumulated amortization of $103.8, $90.1 and $104.3, respectively)	161.6	155.0	173.8
Utility regulatory assets	112.7	91.4	91.8
Investments in equity investees	2.9	63.1	70.8
Other assets	94.1	97.7	137.6

Total assets	$5,901.3	$5,685.0	$5,967.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11.6	$81.8	$82.2
UGI Utilities bank loans	110.0	57.0	30.0
AmeriGas Propane bank loans	—	—	26.0
Other bank loans	15.5	79.4	10.2
Accounts payable	276.4	461.8	494.9
Derivative financial instruments	95.1	103.2	21.9
Utility deferred fuel refunds	13.5	—	87.9
Other current liabilities	424.2	401.0	365.8

Total current liabilities	946.3	1,184.2	1,118.9

Long-term debt	2,087.9	1,987.3	2,059.4
Deferred income taxes	464.7	491.0	544.6
Deferred investment tax credits	5.8	6.0	6.1
Other noncurrent liabilities	554.5	439.6	411.8

Total liabilities	4,059.2	4,108.1	4,140.8

Commitments and contingencies (note 7)

Minority interests, principally in AmeriGas Partners	258.8	159.2	243.7

Common stockholders’ equity:
Common Stock, without par value (authorized — 300,000,000 shares; issued — 115,261,294, 115,247,694 and 115,244,694 shares, respectively)	870.4	858.3	852.8
Retained earnings	837.0	630.9	658.0
Accumulated other comprehensive (loss) income	(71.7)	(15.2)	130.2

	1,635.7	1,474.0	1,641.0
Treasury stock, at cost	(52.4)	(56.3)	(58.2)

Total common stockholders’ equity	1,583.3	1,417.7	1,582.8

Total liabilities and stockholders’ equity	$5,901.3	$5,685.0	$5,967.3

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$962.2	$1,332.8	$4,878.5	$5,459.0

Costs and expenses:
Cost of sales	591.6	948.6	3,142.8	3,881.2
Operating and administrative expenses	281.0	283.3	929.6	886.7
Utility taxes other than income taxes	4.2	4.4	13.8	13.7
Depreciation and amortization	51.3	46.8	148.8	137.5
Other expense (income), net	5.3	(8.5)	(49.5)	(31.9)

	933.4	1,274.6	4,185.5	4,887.2

Operating income	28.8	58.2	693.0	571.8
Loss from equity investees	—	(0.7)	(0.8)	(2.1)
Interest expense	(34.6)	(35.4)	(106.7)	(107.6)

(Loss) income before income taxes and minority interests	(5.8)	22.1	585.5	462.1
Income taxes	(6.4)	(11.3)	(172.0)	(138.9)
Minority interests, principally in AmeriGas Partners	8.6	4.9	(144.0)	(101.4)

Net (loss) income	$(3.6)	$15.7	$269.5	$221.8

Earnings (loss) per common share:
Basic	$(0.03)	$0.15	$2.49	$2.07

Diluted	$(0.03)	$0.14	$2.47	$2.05

Average common shares outstanding (millions):
Basic	108.592	107.421	108.407	107.172

Diluted	108.592	108.590	109.207	108.368

Dividends declared per common share	$0.2000	$0.1925	$0.5850	$0.5625

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$269.5	$221.8
Reconcile to net cash from operating activities:
Depreciation and amortization	148.8	137.5
Minority interests, principally in AmeriGas Partners	144.0	101.4
Gain on sale of California storage facility	(39.9)	—
Deferred income taxes, net	(8.3)	(0.2)
Provision for uncollectible accounts	35.8	28.1
Net change in settled accumulated other comprehensive income	(33.2)	3.3
Other, net	10.4	(5.5)
Net change in:
Accounts receivable and accrued utility revenues	68.3	(240.0)
Inventories	159.0	46.4
Utility deferred fuel costs, net of changes in unsettled derivatives	40.2	53.4
Accounts payable	(238.7)	51.3
Other current assets	42.0	(18.1)
Other current liabilities	(4.6)	(27.4)

Net cash provided by operating activities	593.3	352.0

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(213.4)	(152.8)
Acquisitions of businesses, net of cash acquired	(319.5)	(1.5)
Proceeds from sale of California storage faciliy	42.4	—
Decrease in restricted cash	5.5	8.5
Other, net	1.2	6.1

Net cash used by investing activities	(483.8)	(139.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(63.3)	(60.2)
Distributions on AmeriGas Partners publicly held Common Units	(63.2)	(60.2)
Issuances of debt	108.1	31.2
Repayments of debt	(76.5)	(7.1)
Increase (decrease) in UGI Utilities bank loans	53.0	(160.0)
Increase in AmeriGas Propane bank loans	—	26.0
Other bank loans (decrease) increase	(77.0)	0.3
Issuances of UGI Common Stock	5.6	16.8
Other	(0.3)	10.0

Net cash used by financing activities	(113.6)	(203.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.0)	11.3

Cash and cash equivalents (decrease) increase	$(5.1)	$20.4

Cash and cash equivalents:
End of period	$240.1	$272.2
Beginning of period	245.2	251.8

(Decrease) increase	$(5.1)	$20.4

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

We conduct a national propane distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”) and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (“Eagle OLP”). AmeriGas Partners, AmeriGas OLP and Eagle OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. AmeriGas OLP and Eagle OLP (collectively referred to as “the Operating Partnerships”) comprise the largest retail propane distribution business in the United States serving residential, commercial, industrial, motor fuel and agricultural customers from locations in 46 states. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At June 30, 2009, the General Partner and its wholly owned subsidiary Petrolane Incorporated (“Petrolane”) collectively held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP and Eagle OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,355,179 publicly held Common Units representing limited partner interests.

Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France; (2) conducts a wholly owned LPG distribution business and, prior to the purchase of the 50% equity interest it did not already own on January 29, 2009 (see Note 8), participated in an LPG joint-venture business (Zentraleuropa LPG Holding, “ZLH”) in central and eastern Europe (collectively, “Flaga”); and (3) participates in an LPG joint-venture business in the Nantong region of China. Our LPG distribution business in France is conducted through Antargaz, a subsidiary of AGZ Holding (“AGZ”), and its operating subsidiaries (collectively, “Antargaz”). We refer to our foreign operations collectively as “International Propane.”

Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary UGI Utilities, Inc. (“UGI Utilities”) and its subsidiaries UGI Penn Natural Gas, Inc. (“UGIPNG”) and UGI Central Penn Gas, Inc. (“CPG”). UGI Utilities, UGIPNG and CPG own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to herein as “UGI Gas;” UGIPNG’s natural gas distribution utility is referred to herein as “PNG Gas;” and CPG’s natural gas distribution utility, which was acquired on October 1, 2008 (see Note 8), is referred to herein as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Through other subsidiaries, Enterprises also conducts an energy marketing business primarily in the eastern United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns and operates a 48-megawatt coal-fired electric generation station located in northeastern Pennsylvania and owns an approximate 6% interest in a 1,711-megawatt coal-fired electric generation station located in western Pennsylvania. In early Fiscal 2009, UGID completed construction of and began operation of an 11-megawatt landfill gas powered electricity generation facility in eastern Pennsylvania. In addition, Energy Services’ wholly owned subsidiary UGI Asset Management, Inc., through its subsidiary Atlantic Energy, Inc. (collectively, “Asset Management”), owns a propane storage terminal located in Chesapeake, Virginia. Through other Enterprises subsidiaries, we own and operate heating, ventilation, air-conditioning, refrigeration and electrical contracting services businesses in the Middle Atlantic states (“HVAC/R”).

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2008 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2008 (“Company’s 2008 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Denominator (millions of shares):
Average common shares outstanding for basic computation	108.592	107.421	108.407	107.172
Incremental shares issuable for stock options and awards	—	1.169	0.800	1.196

Average common shares outstanding for diluted computation	108.592	108.590	109.207	108.368

Comprehensive Income. The following table presents the components of comprehensive income for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(3.6)	$15.7	$269.5	$221.8
Other comprehensive income (loss)	58.4	21.4	(56.6)	72.5

Comprehensive income	$54.8	$37.1	$212.9	$294.3

Other comprehensive income (loss) principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges principally commodity instruments, interest rate protection agreements, interest rate swaps and foreign currency derivatives, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans; and (3) foreign currency translation adjustments. In addition, effective December 31, 2008, UGI Utilities merged two of the defined benefit pension plans that it sponsors. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we were required to remeasure the merged plan’s assets and obligations and, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), record the funded status at December 31, 2008 (the “Remeasurement Date”) in our Condensed Consolidated Balance Sheet. The remeasurement resulted in an increase in other comprehensive loss of $38.7 during the three months ended December 31, 2008 (see Note 6).

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

Income Taxes. As a result of settlements with tax authorities during the three months ended December 31, 2008, the Company adjusted its unrecognized tax benefits which reduced income tax expense and increased net income by $2.0 for the nine months ended June 30, 2009. The effective tax rate for the three and nine months ended June 30, 2009 reflects the effects of a $10.0 nondeductible charge related to the Antargaz Competition Authority Matter (see Note 7).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Subsequent Events. The Company’s management has evaluated the impact of subsequent events through August 7, 2009, the date the financial statements were filed with the SEC, and the effects of such evaluation have been reflected in the financial statements and related disclosures.

Newly Adopted Accounting Standards. Effective with the quarter ended June 30, 2009, we adopted Financial Accounting Standards Boards (“FASB”) Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments by SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods for public companies. It also requires disclosures regarding significant fair value assumptions used. See Note 10 for further information on interim period fair value disclosures in accordance with FSP 107-1 and APB 28-1.

Effective with the quarter ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on management’s accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued including the date through which subsequent events are evaluated. The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

Also effective with the quarter ended June 30, 2009, we adopted FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP 115-2 and 124-2 did not impact the Company’s financial statements.

Effective March 31, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures for all derivative instruments and hedging activity accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 provides greater transparency by requiring disclosure regarding: (1) how and why an entity uses derivatives, (2) how derivatives and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivatives and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 10 for disclosures required by SFAS 161.

Effective October 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two FSPs amending SFAS 157. FSP FAS 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of SFAS 157 did not have a material effect on the Company’s financial statements and the Company does not anticipate that the adoption of the remainder of SFAS 157 will have a material effect on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 to financial assets in a market that is not active. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-3 and FSP 157-4 did not have an impact on our results of operations or financial condition. See Note 9 for further information on fair value measurements in accordance with SFAS 157.

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

Recently Issued Accounting Standards Not Yet Adopted. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting accounting principles used in the preparation of financial statements presented in conformity with GAAP. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB. The issuance of SFAS 168 will not change existing GAAP. SFAS 168 is effective for all financial statements issued after September 15, 2009.

Also in June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). Among other things, SFAS 166 eliminates the concept of Qualified Special Purpose Entities (“QSPEs”). SFAS 166 also amends the derecognition guidance as stated in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s fiscal year that begins after November 15, 2009 (Fiscal 2011). We are currently evaluating the provisions of SFAS 166.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this FSP are effective for reporting periods ending after December 15, 2009. We are currently evaluating the provisions of FSP 132(R)-1.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for us on October 1, 2009 (Fiscal 2010). This standard will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($258.7, $159.2 and $243.7 at June 30, 2009, September 30, 2008 and June 30, 2008, respectively) will be classified as stockholders’ equity, a change from its current classification as minority interests between liabilities and stockholders’ equity. Earnings (loss) attributable to minority interests ($(8.6) and $144.0 in the three and nine months ended June 30, 2009 and ($4.9) and $101.4 in the three and nine months ended June 30, 2008, respectively) will be included in net income, although such income will continue to be deducted to measure earnings per share. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
2.	Intangible Assets
The Company’s intangible assets comprise the following:

	June 30,	September 30,	June 30,
	2009	2008	2008
Goodwill (not subject to amortization)	$1,545.5	$1,489.7	$1,569.1

Other intangible assets:
Customer relationships, noncompete agreements and other	$217.7	$197.3	$224.6
Trademark (not subject to amortization)	47.7	47.8	53.5

Gross carrying amount	265.4	245.1	278.1
Accumulated amortization	(103.8)	(90.1)	(104.3)

Net carrying amount	$161.6	$155.0	$173.8

The increase in goodwill and other intangible assets during the nine months ended June 30, 2009 principally reflects the effects of acquisitions and capital project expenditures. Amortization expense of intangible assets was $4.7 and $13.6 for the three and nine months ended June 30, 2009, respectively, and $4.8 and $14.2 for the three and nine months ended June 30, 2008. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2009 — $17.2; Fiscal 2010 — $15.4; Fiscal 2011 — $15.0; Fiscal 2012 — $14.9; Fiscal 2013 — $14.3.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
3.	Segment Information (continued)
Three Months Ended June 30, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)

Revenues	$962.2	$(28.6)	$372.7	$176.9	$30.8	$223.4	$133.5	$31.4	$22.1

Cost of sales	$591.6	$(27.4)	$210.3	$109.8	$19.7	$200.4	$49.3	$18.1	$11.4

Segment profit:
Operating income (loss)	$28.8	$0.1	$4.4	$12.9	$3.3	$8.6	$(0.5)	$0.8	$(0.8)
Loss from equity investees	—	—	—	—	—	—	—	—	—
Interest expense	(34.6)	—	(17.2)	(10.3)	(0.5)	—	(5.8)	(0.7)	(0.1)
Minority interests	8.6	(0.1)	8.3	—	—	—	0.4	—	—

Income (loss) before income taxes	$2.8	$—	$(4.5)	$2.6	$2.8	$8.6	$(5.9)	$0.1	$(0.9)

Depreciation and amortization	$51.3	$(0.1)	$21.1	$11.8	$1.1	$2.2	$12.4	$2.5	$0.3
Partnership EBITDA (c)			$25.4

Segment assets (at period end)	$5,901.3	$(383.3)	$1,619.3	$1,902.6	$116.2	$328.2	$1,640.3	$247.7	$430.3

Investments in equity investees (at period end)	$2.9	$—	$—	$—	$—	$—	$—	$2.9	$—

Goodwill (at period end)	$1,545.5	$(3.9)	$666.1	$176.9	$—	$11.8	$620.2	$67.5	$6.9

Three Months Ended June 30, 2008:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)

Revenues	$1,332.8	$(82.3)	$535.2	$202.2	$32.8	$388.9	$218.7	$14.1	$23.2

Cost of sales	$948.6	$(81.7)	$363.0	$147.4	$17.7	$360.9	$121.5	$7.7	$12.1

Segment profit:
Operating income (loss)	$58.2	$0.1	$9.6	$12.5	$7.5	$16.0	$11.2	$0.6	$0.7
Loss from equity investees	(0.7)	—	—	—	—	—	(0.6)	(0.1)	—
Interest expense	(35.4)	—	(18.2)	(8.4)	(0.4)	—	(6.9)	(0.5)	(1.0)
Minority interests	4.9	(0.2)	5.2	—	—	—	(0.1)	—	—

Income (loss) before income taxes	$27.0	$(0.1)	$(3.4)	$4.1	$7.1	$16.0	$3.6	$—	$(0.3)

Depreciation and amortization	$46.8	—	$20.1	$9.3	$0.9	$1.8	$13.2	$1.1	$0.4
Partnership EBITDA (c)			$29.7

Segment assets (at period end)	$5,967.3	$(370.6)	$1,730.1	$1,538.3	$115.8	$399.9	$1,876.6	$218.2	$459.0

Investments in equity investees (at period end)	$70.8	$—	$—	$—	$—	$—	$—	$70.8	$—

Goodwill (at period end)	$1,569.1	$(3.9)	$644.8	$162.3	$—	$11.8	$696.0	$51.1	$7.0

(a)
International Propane-Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH and our joint-venture business in China. In January 2009, Flaga purchased the 50% interest in ZLH it did not already own.

(b)
Corporate & Other results principally comprise UGI Enterprises’ HVAC/R operations, net expenses of UGI’s captive general liability insurance company, UGI Corporation’s unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended June 30,	2009	2008

Partnership EBITDA	$25.4	$29.7
Depreciation and amortization	(21.1)	(20.1)
Minority interests (i)	0.1	—

Operating income	$4.4	$9.6

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
3.	Segment Information (continued)
Nine Months Ended June 30, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)

Revenues	$4,878.5	$(135.4)	$1,923.1	$1,130.1	$104.8	$1,007.1	$699.3	$81.3	$68.2

Cost of sales	$3,142.8	$(131.7)	$1,129.8	$795.7	$67.1	$902.3	$297.4	$44.9	$37.3

Segment profit:
Operating income (loss)	$693.0	$0.2	$317.2	$149.8	$13.8	$60.0	$147.5	$6.6	$(2.1)
Loss from equity investees	(0.8)	—	—	—	—	—	(0.7)	(0.1)	—
Interest expense	(106.7)	—	(53.7)	(31.7)	(1.3)	—	(17.9)	(1.8)	(0.3)
Minority interests	(144.0)	(0.1)	(144.0)	—	—	—	0.1	—	—

Income (loss) before income taxes	$441.5	$0.1	$119.5	$118.1	$12.5	$60.0	$129.0	$4.7	$(2.4)

Depreciation and amortization	$148.8	$(0.3)	$62.8	$34.9	$3.0	$6.1	$35.3	$6.0	$1.0
Partnership EBITDA (c)			$376.7

Segment assets (at period end)	$5,901.3	$(383.3)	$1,619.3	$1,902.6	$116.2	$328.2	$1,640.3	$247.7	$430.3

Investments in equity investees (at period end)	$2.9	$—	$—	$—	$—	$—	$—	$2.9	$—

Goodwill (at period end)	$1,545.5	$(3.9)	$666.1	$176.9	$—	$11.8	$620.2	$67.5	$6.9

Nine Months Ended June 30, 2008:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)

Revenues	$5,459.0	$(207.6)	$2,290.0	$1,005.6	$103.3	$1,261.4	$888.5	$47.7	$70.1

Cost of sales	$3,881.2	$(202.0)	$1,545.3	$739.3	$59.6	$1,160.2	$513.6	$27.5	$37.7

Segment profit:
Operating income (loss)	$571.8	$—	$236.8	$138.1	$21.4	$67.3	$101.7	$4.0	$2.5
Loss from equity investees	(2.1)	—	—	—	—	—	(1.1)	(1.0)	—
Interest expense	(107.6)	—	(55.1)	(28.3)	(1.5)	—	(19.9)	(1.8)	(1.0)
Minority interests	(101.4)	(0.2)	(100.0)	—	—	—	(1.2)	—	—

Income (loss) before income taxes	$360.7	$(0.2)	$81.7	$109.8	$19.9	$67.3	$79.5	$1.2	$1.5

Depreciation and amortization	$137.5	$—	$60.0	$28.1	$2.7	$5.3	$37.5	$3.1	$0.8
Partnership EBITDA (c)			$294.5

Segment assets (at period end)	$5,967.3	$(370.6)	$1,730.1	$1,538.3	$115.8	$399.9	$1,876.6	$218.2	$459.0

Investments in equity investees (at period end)	$70.8	$—	$—	$—	$—	$—	$—	$70.8	$—

Goodwill (at period end)	$1,569.1	$(3.9)	$644.8	$162.3	$—	$11.8	$696.0	$51.1	$7.0

(a)
International Propane-Other principally comprises Flaga, including its central and eastern European joint-venture business ZLH and our joint-venture business in China. In January 2009, Flaga purchased the 50% interest in ZLH it did not already own.

(b)
Corporate & Other results principally comprise UGI Enterprises’ HVAC/R operations, net expenses of UGI’s captive general liability insurance company, UGI Corporation’s unallocated corporate and general expenses, and interest income. Corporate & Other assets principally comprise cash, short-term investments and an intercompany loan. The intercompany interest associated with the intercompany loan is removed in the segment presentation.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine months ended June 30,	2009	2008

Partnership EBITDA	$376.7	$294.5
Depreciation and amortization	(62.8)	(60.0)
Minority interests (i)	3.3	2.3

Operating income	$317.2	$236.8

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

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

During the nine months ended June 30, 2009 and 2008, Energy Services sold trade receivables totaling $1,029.5 and $1,145.2, respectively, to ESFC. During the nine months ended June 30, 2009 and 2008, ESFC sold an aggregate $508.9 and $95.5, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2009, the outstanding balance of ESFC trade receivables was $24.1 which is net of $44.4 that was sold to the commercial paper conduit and removed from the balance sheet. At June 30, 2008, the outstanding balance of ESFC trade receivables was $132.1 and there was no amount sold to the commercial paper conduit.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 6 to the Company’s 2008 Annual Report. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	June 30,	September 30,	June 30,
	2009	2008	2008
Regulatory assets:
Income taxes recoverable	$76.6	$73.7	$73.8
Postretirement benefits	3.0	4.3	4.5
Recoverable costs — CPG Gas postretirement benefit plans	5.6	—	—
Environmental costs	20.6	9.0	9.0
Deferred fuel costs	28.8	16.0	—
Other	6.9	4.4	4.5

Total regulatory assets	$141.5	$107.4	$91.8

Regulatory liabilities:
Postretirement benefits	$10.0	$8.9	$8.6
Environmental overcollections	9.7	—	—
Deferred fuel refunds	13.5	—	87.9

Total regulatory liabilities	$33.2	$8.9	$96.5

Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized (losses) gains on such contracts at June 30, 2009, September 30, 2008 and June 30, 2008 were $(42.5), $(23.3) and $49.3, respectively.

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

Other Regulatory Matters

UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base operating revenues by $38.1 annually for UGIPNG and $19.6 annually for CPG to fund system improvements and operations necessary to maintain safe and reliable natural gas service and energy assistance for low income customers as well as energy conservation programs for all customers. On March 26, 2009, the PUC suspended the effective date for the base operating revenue rate increases to allow for investigation and public hearings. On May 5, 2009, UGIPNG and CPG received testimony submitted by various state and special interest parties opposing the level of the proposed rate increases. On July 2, 2009, UGIPNG and CPG each filed joint settlement petitions with the PUC based on agreements with the opposing parties regarding the requested base operating revenue increases. The settlement agreements were approved by an administrative law judge on July 29, 2009 in substantially the form submitted. The recommended decision of the administrative law judge is subject to PUC approval. It is anticipated that this process will conclude by the end of Fiscal 2009.

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

6.	Defined Benefit Pension and Other Postretirement Plans

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$1.9	$1.5	$0.1	$0.1
Interest cost	5.8	5.0	0.2	0.3
Expected return on assets	(6.3)	(6.1)	(0.1)	(0.2)
Amortization of:
Prior service benefit	—	—	(0.1)	(0.1)
Actuarial loss	1.2	—	—	—

Net benefit cost	2.6	0.4	0.1	0.1
Change in associated regulatory liabilities	—	—	0.8	0.8

Net expense	$2.6	$0.4	$0.9	$0.9

			Other
	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$5.3	$4.5	$0.2	$0.3
Interest cost	17.6	14.8	0.7	0.8
Expected return on assets	(19.3)	(18.4)	(0.4)	(0.5)
Amortization of:
Transition obligation	—	—	0.1	—
Prior service benefit	—	—	(0.2)	(0.3)
Actuarial loss	2.7	0.1	—	—

Net benefit cost	6.3	1.0	0.4	0.3
Change in associated regulatory liabilities	—	—	2.4	2.5

Net expense	$6.3	$1.0	$2.8	$2.8

Pension Plans assets are held in trust and consist principally of equity and fixed income mutual funds. The Company does not believe it will be required to make any material contributions to the Pension Plans during Fiscal 2009 for ERISA funding purposes.

During the nine months ended June 30, 2009, Antargaz made a €4.1 contribution to one of its defined benefit pension plans. Antargaz does not expect to make any additional material contributions to fund its pension or other postretirement benefits during Fiscal 2009.

Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2009, nor are they expected to be material for all of Fiscal 2009.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement income plans. We recorded pre-tax expense associated with these plans of $0.6 and $2.2 for the three and nine months ended June 30, 2009, respectively. We recorded pre-tax expense for these plans of $0.6 and $2.4 for the three and nine months ended June 30, 2008, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
7.	Commitments and Contingencies

On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging the General Partner’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all AmeriGas consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.

On June 4, 2009, the General Partner, AmeriGas OLP and AmeriGas Partners were each named in a purported class action lawsuit filed in federal district court in San Francisco, California. This complaint purports to be brought on behalf of a nationwide class defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas and another unaffiliated entity nationwide from January 1, 2008 to the present. This complaint claims that defendants’ conduct constituted an unfair and deceptive practice that injured consumers and violated the consumer protection statutes of thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. The complaint also alleges that defendants were unjustly enriched by their conduct and seeks restitution of any unjust benefits received. In addition, these plaintiffs are seeking punitive or treble damages, and pre-judgment and post-judgment interest.

In addition, five other purported class actions have been filed against us in the following federal courts: Northern District of California (two lawsuits), Central District of California, Middle District of Florida and Eastern District of Pennsylvania. These suits, in essence, reiterate the claims made in the above-described complaints. In addition, some of the suits filed in federal court allege violation of state “slack filling” laws, as well as state consumer protection statutes, some of which contain penalty provisions if violations are proven.

A motion to consolidate all of the purported class action lawsuits is pending in the United States District Court for the District of Kansas. In the interim, defendants have filed motions to stay discovery pending the resolution of the motion to consolidate and no discovery has yet taken place. We are investigating these claims and intend to vigorously defend the lawsuits. We are currently not able to predict the outcome of the class action lawsuits and consequently no amounts have been recorded in the financial statements. It is possible that any judgment or settlement of the claims could be material to our results of operations.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

On August 21, 2001, AmeriGas Partners, through AmeriGas OLP, acquired the propane distribution businesses of Columbia Energy Group (the “2001 Acquisition”) pursuant to the terms of a purchase agreement (the “2001 Acquisition Agreement”) by and among Columbia Energy Group (“CEG”), Columbia Propane Corporation (“Columbia Propane”), Columbia Propane, L.P. (“CPLP”), CP Holdings, Inc. (“CPH,” and together with Columbia Propane and CPLP, the “Company Parties”), AmeriGas Partners, AmeriGas OLP and the General Partner (together with AmeriGas Partners and AmeriGas OLP, the “Buyer Parties”). As a result of the 2001 Acquisition, AmeriGas OLP acquired all of the stock of Columbia Propane and CPH and substantially all of the partnership interests of CPLP. Under the terms of an earlier acquisition agreement (the “1999 Acquisition Agreement”), the Company Parties agreed to indemnify the former general partners of National Propane Partners, L.P. (a predecessor company of the Columbia Propane businesses) and an affiliate (collectively, “National General Partners”) against certain income tax and other losses that they may sustain as a result of the 1999 acquisition by CPLP of National Propane Partners, L.P. (the “1999 Acquisition”) or the operation of the business after the 1999 Acquisition (“National Claims”). At June 30, 2009, the potential amount payable under this indemnity by the Company Parties was approximately $58.0. These indemnity obligations expired on July 20, 2009 when CPLP, now known as Eagle OLP, redeemed an approximate 0.1% limited partner interest held by an unrelated third party.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former manufactured gas plant (“MGP”) operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC and the possible existence of other potentially responsible parties. The Partnership continues to seek additional information about the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. It is possible that such amount could be material to the Partnership’s results of operations.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

CPG is party to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection dated February 15, 2005 (“CPG-COA”), requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were operated (“MGP Properties”) and to plug a minimum of 16 non-producing natural gas wells per year. CPG has closed all but 8 of the MGP Properties and has plugged all but approximately 78 wells. Under the CPG-COA, environmental expenditures relating to the MGP Properties are capped at $1.8 in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. In addition, CPG is responsible for remediation of an MGP Property in Georgetown, Delaware. The costs associated with remediation of the Georgetown MGP Property are not expected to be material. At June 30, 2009, our accrued liability for environmental investigation and remediation costs related to the CPG-COA was $11.6.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

City of Bangor, Maine v. Frontier Communications Corporation, f/k/a Citizens Communications Company. In April 2003, Citizens Communications Company, now known as Frontier Communications Corporation (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the plaintiff, City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of costs Frontier may be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleges that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Studies conducted by the City and Frontier suggest that it could cost up to $18 to clean up the river. Frontier’s third-party claims were stayed pending trial of the City’s suit against Frontier, which took place in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7.6 in exchange for a release of its and all predecessors’ liabilities. Separately, the Maine Department of Environmental Protection has disclaimed its previously announced intention to pursue third-party defendants, including UGI Utilities, for costs incurred by the State of Maine related to contaminants at this site. UGI Utilities believes that it has good defenses to all of Frontier’s claims.

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

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 and asserted that UGI Utilities is responsible for approximately $103 of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. In a second phase of the trial scheduled for early 2010, the court will determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies estimate that remediation costs at Waterbury North could total $25.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Antargaz Competition Authority Matter. In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. In July 2008, the Competition Authority interviewed Mr. Varagne, as President of Antargaz and President of the industry association, Comite Francais du Butane et du Propane, about competitive practices in the LPG cylinder market in France.

On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the DGCCRF. A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.

Antargaz is reviewing the evidence supporting the allegations contained in the Statement and intends to vigorously defend itself. Based on an assessment of the information contained in the Statement, during the quarter ended June 30, 2009 we recorded a provision of $10.0 (€7.1) related to this matter which amount is reflected in Other expense (income) on the Condensed Consolidated Statements of Income. The final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.

In addition to these matters, there are other pending claims and legal actions arising in the normal course of our businesses. We cannot predict with certainty the final results of any of our environmental or other matters. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.

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

The assets and liabilities resulting from the CPG Acquisition are included in our Condensed Consolidated Balance Sheet at June 30, 2009. The purchase price allocation has been finalized except for the fair values of utility regulatory assets which are subject to a pending base rate proceeding of CPG (see Note 5). Pursuant to the CPG Acquisition purchase agreement, the purchase price was subject to adjustment for the difference between the estimated $35.4 and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL Corporation (“PPL”). In February 2009, UGI Utilities and PPL reached an agreement on the working capital adjustment pursuant to which PPL paid UGI Utilities $3.7 in cash plus interest. UGI Utilities will receive an additional approximately $7.5 in cash from PPL associated with certain income tax assets later in Fiscal 2009. Also during the three months ended March 31, 2009, UGI Utilities and AmeriGas OLP reached an agreement on the working capital adjustment associated with UGI Utilities’ sale of the assets of CPP to AmeriGas OLP pursuant to which UGI Utilities paid AmeriGas OLP $1.4.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The purchase price of the CPG Acquisition, including transaction fees and expenses and incurred liabilities totaling approximately $2.9, has been allocated to the assets acquired and liabilities assumed as follows:

Working capital	$22.2
Property, plant and equipment	236.1
Goodwill	33.6
Utility regulatory assets	22.5
Other assets	12.5
Noncurrent liabilities	(32.1)

Total	$294.8

Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.

The operating results of CPG and CPP are included in our consolidated results beginning October 1, 2008. The following table presents pro forma income statement and basic and diluted per share data for the three and nine months ended June 30, 2008 as if the CPG Acquisition had occurred as of October 1, 2007:

	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
	(pro forma)	(pro forma)
Revenues	$1,375.2	$5,652.2
Net income	$16.3	$233.5

Earnings per share:
Basic	$0.15	$2.18
Diluted	$0.15	$2.15

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

On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated above-ground LPG storage facility located on leased property in California for net cash proceeds of $42.4. The Partnership recorded a $39.9 pre-tax gain on the sale which amount is included in “other income” on the Condensed Consolidated Statement of Income for the nine months ended June 30, 2009. The sale increased net income by $10.4 or $0.10 per diluted share.

On January 29, 2009, Flaga purchased for cash consideration the 50% equity interest in ZLH it did not already own from its joint-venture partner, Progas GmbH & Co. KG (“Progas”), pursuant to a purchase agreement dated December 18, 2008. ZLH distributes LPG in the Czech Republic, Hungary, Poland, Slovakia and Romania. The purchase price for the 50% equity interest in ZLH was not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
9.	Fair Value Measurement

The Company adopted SFAS 157 effective October 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that the fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS 157 requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to certain assets and liabilities principally commodity, foreign currency and interest rate derivative instruments. We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.

We use the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
•
Level 1 — Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. Instruments categorized in Level 1 consist of our exchange-traded commodity futures contracts.

•
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over the counter commodity price swap and option contracts, interest rate swaps and interest rate protection agreements, foreign currency forward contracts and financial transmission rights (“FTRs”).

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. The Company did not have any derivative financial instruments categorized as Level 3 at June 30, 2009.

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

SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. The following table presents our assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions, as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$—	$14.2	$—	$14.2
Liabilities	$(59.8)	$(48.1)	$—	$(107.9)
10.	Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
Derivative Instruments and Hedging Activities

The Company is exposed to certain market risks related to its ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are (1) commodity price risk, (2) interest rate risk and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our derivative, hedging and credit policies which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Because our derivative instruments, other than FTRs and gasoline futures and swap contracts, generally qualify as hedges under SFAS 133, we expect that changes in the fair value of derivative instruments used to manage commodity, interest rate or currency exchange rate risk would be substantially offset by gains or losses on the associated anticipated transactions.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At June 30, 2009, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures contracts totaled 8.2 million dekatherms and the maximum period over which Gas Utility is hedging natural gas market risk is 15 months.

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

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of their vehicles and equipment. The volumes of gasoline under these contracts, the associated fair values and the effect on net income were not material for all periods presented.

In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Energy Services enters into NYMEX and over-the-counter natural gas and electricity futures contracts.

At June 30, 2009, the Company had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

Commodity	Volumes
LPG (millions of gallons)	163.1
Natural gas (millions of dekatherms)	33.3
Electricity (millions of kilowatt-hours)	418.0

The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with commodity price risk is 22 months. The volume of electricity congestion that is subject to FTRs at June 30, 2009 totaled 2,226.9 million kilowatt-hours and the maximum period over which we are currently hedging electricity congestion with FTRs is 23 months.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We account for commodity price risk contracts (other than our Gas Utility natural gas futures contracts, FTRs and gasoline futures contracts) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, minority interest, to the extent effective in offsetting changes in the underlying commodity price risk, until earnings are affected by the hedged item. With respect to natural gas futures contracts associated with our Gas Utility, gains and losses on unsettled natural gas futures contracts are recorded in deferred fuel costs on the Condensed Consolidated Balance Sheet in accordance with SFAS No. 71 and reflected in cost of sales through the PGC mechanism. At June 30, 2009, Gas Utility had recorded a current liability of $42.5, representing the fair value of unsettled natural gas futures contracts as of that date, and an associated regulatory asset of $42.5 within deferred fuel costs. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC (see Note 5), changes in the fair value of Electric Utility FTRs associated with periods after January 1, 2010 will not affect net income. Electric Utility FTRs associated with periods prior to January 2010 are recorded at fair value with changes in fair value reflected in cost of sales. Energy Services’ FTRs are recorded at fair value with changes in fair value reflected in cost of sales.

Interest Rate Risk

Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). As of June 30, 2009, the total notional amount of the Company’s unsettled IRPAs was $150. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of debt forecasted to occur in June 2010.

Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of pay-fixed, receive-variable interest rate swap agreements. As of June 30, 2009, the total notional amount of our interest rate swaps was €406.6.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Foreign Currency Exchange Rate Risk

In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The volume of such contracts are equal to approximately 15% to 20% of dollar-denominated purchases of LPG estimated to occur during the heating-season months of October through March. At June 30, 2009, we were hedging a total of $121.4 of U.S. dollar denominated LPG purchases. The Company also enters into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of its International Propane euro-denominated net investment. At June 30, 2009, we were hedging a total of €30.8 of our euro-denominated net investments. As of June 30, 2009, our foreign currency contracts extend through December 2011.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of June 30, 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of June 30, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:

Commodity contracts:
LPG	Derivative financial instruments and Other assets	$2.0	Derivative financial instruments	$(13.6)

Natural gas			Derivative financial instruments and Other noncurrent liabilities	(54.5)

Electricity	Derivative financial instruments	0.9	Derivative financial instruments and Other noncurrent liabilities	(6.2)

Foreign currrency contracts	Derivative financial instruments and Other assets	3.1	Other noncurrent liabilities	(2.0)
Interest rate contracts	Derivative financial instruments	3.7	Derivative financial instruments and Other noncurrent liabilities	(31.6)

Total Derivatives Designated as Hedging Instruments		$9.7		$(107.9)

Derivatives Not Designated as Hedging Instruments:

Financial transmission rights	Derivative financial instruments and Other assets	$4.5

Gasoline contracts	Derivative financial instruments	—

Total Derivatives Not Designated as Hedging instruments		$4.5

Total Derivatives		$14.2		$(107.9)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following tables provide information on the effects of derivative instruments on the consolidated statement of income and changes in AOCI and minority interest for the three and nine months ended June 30, 2009:

		Location of	Gain or (Loss)
	Gain or (Loss)	Gain or (Loss)	Reclassified
	Recognized in	Reclassified from	from
	AOCI and	AOCI and Minority	AOCI and Minority
Three Months Ended June 30, 2009	Minority Interest	Interest into Income	Interest into Income

Cash Flow Hedges:
Commodity contracts:
LPG	$20.0	Cost of sales	$(36.2)
Natural gas	(4.0)	Cost of sales	(26.0)
Electricity	0.3	Cost of sales	(2.4)
Foreign currency contracts	(6.1)	Cost of sales	0.2
Interest rate contracts	10.4	Interest expense /other income	(2.9)

Total	$20.6		$(67.3)

Net Investment Hedges:

Foreign currency contracts	$(2.3)

	Location of Gain	Gain
	Recognized in	Recognized in
	Income	Income
Derivatives Not Designated as Hedging Instruments:
FTRs	Cost of sales	$1.0
Gasoline contracts	Operating expenses/ other income	0.2

Total		$1.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

		Location of	Gain or (Loss)
	Gain or (Loss)	Gain or (Loss)	Reclassified
	Recognized in	Reclassified from	from
	AOCI and	AOCI and Minority	AOCI and Minority
Nine Months Ended June 30, 2009	Minority Interest	Interest into Income	Interest into Income

Cash Flow Hedges:
Commodity contracts
LPG	$(154.1)	Cost of sales	$(188.5)
Natural gas	(92.6)	Cost of sales	(77.0)
Electricity	(4.6)	Cost of sales	(3.6)
Foreign currency contracts	3.0	Cost of sales	5.0
Interest rate contracts	(37.2)	Interest expense / other income	(3.9)

Total	$(285.5)		$(268.0)

Net Investment Hedges:

Foreign exchange contracts	$(0.2)

	Location of Gain (Loss)	Gain (Loss)
	Recognized in	Recognized in
	Income	Income

Derivatives Not Designated as Hedging Instruments:
FTRs	Cost of sales	$0.9
Gasoline	Operating expenses/ other income	(0.6)

Total		$0.3

The amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding from ineffectiveness testing were not material for the three and nine months ended June 30, 2009, respectively. The Company reclassified losses of $1.7 into income during the nine months ended June 30, 2009 as a result of the discontinuance of cash flow hedges. The amount of net losses associated with cash flow hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $83.7.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair values of our remaining financial instruments assets and (liabilities) at June 30, 2009 (including unsettled derivative instruments) are as follows:

	Asset (Liability)
	Carrying	Estimated Fair
	Amount	Value
Derivative Instruments	$(93.7)	$(93.7)
Long-term debt	$(2,099.5)	$(2,063.1)

We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt. Fair values of derivative instruments are determined in accordance with the provisions of SFAS 157 as described in Footnote 9.

11.	Financing Activities

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

In order to maintain increased liquidity, on April 17, 2009, AmeriGas OLP entered into a new $75 unsecured revolving credit facility (“2009 Supplemental Credit Agreement”) with three major banks. The 2009 Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 for working capital and general purposes. Except for more restrictive covenants regarding the incurrence of additional indebtedness by AmeriGas OLP, the 2009 Supplemental Credit Agreement has restrictive covenants substantially similar to AmeriGas OLP’s $200 Credit Agreement expiring October 15, 2011.

On October 1, 2008, UGI Utilities issued $108 face value of 6.375% Senior Notes due October 2013. The proceeds from the issuance of the Notes were used by UGI Utilities to fund a portion of the CPG Acquisition.

UGI CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2009 (“2009 three-month period”) with the three months ended June 30, 2008 (“2008 three-month period”) and the nine months ended June 30, 2009 (“2009 nine-month period”) with the nine months ended June 30, 2008 (“2008 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 3 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of November through March. As a result, our earnings are generally higher in the first and second fiscal quarters.
We recorded a net loss of $3.6 million for the 2009 three-month period, reflecting a $10.0 million after-tax charge related to the Antargaz Competition Matter (further described below), compared to net income of $15.7 million in the prior-year three-month period. The decrease in net income, excluding the $10.0 million charge at Antargaz, largely reflects lower net income contributions from our Energy Services and Electric Utility segments. Energy Services’ net income declined in the 2009 three-month period reflecting in large part lower electric generation and asset management results and higher borrowing costs. Electric Utility results declined principally due to lower margin resulting in large part from the absence of income from financial transmission rights (“FTRs”) recorded in the prior year, higher current year purchased power costs and the impact of lower volumes sold. Although temperature variances in our third fiscal quarter do not have as significant an impact on results as such variances in our first and second fiscal quarters, each of our business units experienced Fiscal 2009 spring temperatures that were warmer than normal and warmer than the prior-year three-month period. International Propane and AmeriGas Propane retail volumes sold were lower than in the prior year principally as a result of the effects of recessionary economic conditions, customer conservation and warmer spring weather. Notwithstanding the effects on AmeriGas Propane and International Propane results from the lower volumes sold, both business segments benefited from higher average retail unit margins as a result of lower LPG commodity costs. Our Gas Utility results in the 2009 three-month period include the operations of CPG acquired in October 2008.
Our net income for the 2009 nine-month period increased to $269.5 million from net income of $221.8 million in the prior-year nine-month period principally reflecting greater net income from our International Propane and AmeriGas Propane segments and, to a much lesser extent, greater net income from Gas Utility. International Propane LPG volumes were slightly lower, notwithstanding colder heating season weather, due to a decline in general economic conditions, customer conservation and competition from other energy sources. Notwithstanding the benefits from the acquisition of the assets of Penn Fuel Propane, LLC (“Penn Fuel Acquisition”), AmeriGas Propane volumes were lower principally due to the effects of recessionary economic conditions and customer conservation. As was the case in the 2009 three-month period, our International Propane and AmeriGas Propane results benefited from higher average retail unit margins resulting from significantly lower LPG product costs as a result of a rapid and precipitous decline in wholesale LPG commodity prices earlier in Fiscal 2009. AmeriGas Propane’s net income in the 2009 nine-month period includes an after-tax gain of $10.4 million associated with the November 2008 sale of its California storage facility while net income from International Propane includes the $10.0 million charge for the Antargaz Competition Authority matter. Our Gas Utility 2009 nine-month period results benefited from the results of CPG subsequent to its acquisition on October 1, 2008. Energy Services’ net income was less than the prior-year period as greater natural gas unit margins and higher peaking services income were more than offset by lower electric generation net income and higher borrowing costs.

UGI CORPORATION AND SUBSIDIARIES
The U.S. dollar was stronger versus the euro in the 2009 three and nine-month periods compared with such periods in Fiscal 2008. However, the adverse effects of the stronger dollar on reported International Propane net income were substantially offset by the effects of gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
Net income (loss) by business unit:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009		2008
	(Millions of dollars)		(Millions of dollars)
Net income (loss):
AmeriGas Propane (a)	$(2.9)	$(2.5)	$71.6	(b)	$48.5
International Propane	(8.0)	2.6	86.7		57.7
Gas Utility	1.3	2.1	71.4		65.9
Electric Utility	1.7	4.1	7.3		11.6
Energy Services	5.1	9.4	35.4		39.7
Corporate & Other	(0.8)	—	(2.9)		(1.6)

Total net (loss) income	$(3.6)	$15.7	$269.5		$221.8

(a)	Amounts are net of minority interests in AmeriGas Partners, L.P.

(b)	Includes net income of $10.4 million from sale of the Partnership’s California LPG storage facility.
2009 three-month period compared to the 2008 three-month period
AmeriGas Propane:

For the three months ended June 30,	2009	2008	Decrease
(Millions of dollars)
Revenues	$372.7	$535.2	$(162.5)	(30.4)%
Total margin (a)	$162.4	$172.2	$(9.8)	(5.7)%
Partnership EBITDA (b)	$25.4	$29.7	$(4.3)	(14.5)%
Operating income	$4.4	$9.6	$(5.2)	(54.2)%
Retail gallons sold (millions)	160.0	180.7	(20.7)	(11.5)%
Degree days — % (warmer) colder than normal (c)	(3.1)%	8.1%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior-year data has been adjusted to correct a NOAA error.

UGI CORPORATION AND SUBSIDIARIES
Based upon heating degree-day data, average temperatures in our service territories were 3.1% warmer than normal during the 2009 three-month period compared with temperatures in the prior-year period that were 8.1% colder than normal. Notwithstanding the benefit of the October 1, 2008 Penn Fuel Acquisition, retail gallons sold were lower than the prior-year period reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year, continued customer conservation and the warmer spring weather.
Retail propane revenues declined $138.1 million during the 2009 three-month period reflecting a $85.8 million decrease due to lower average selling prices and a $52.3 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $17.2 million principally reflecting the decrease in year-over-year wholesale selling prices. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 57% lower in the 2009 three-month period than such prices in the 2008 three-month period reflecting a precipitous decline in such prices during the first quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Total cost of sales decreased $152.7 million to $210.3 million principally reflecting the effects of the lower propane product costs and lower sales.
Total margin was $9.8 million lower in the 2009 three-month period as the effects on total margin from the lower retail sales were partially offset by higher than normal retail unit margins resulting from the previously mentioned significantly lower and less volatile propane product costs.
EBITDA during the 2009 three-month period was $25.4 million compared with EBITDA of $29.7 million in the 2008 three-month period. The lower 2009 three-month period EBITDA reflects the previously mentioned $9.8 million decrease in total margin partially offset by lower operating and administrative expenses. The lower operating and administrative expenses reflect in large part lower vehicle fuel expense and lower required allowances for uncollectible accounts partially offset by greater compensation and benefits expenses including incremental expenses resulting from the Penn Fuel Acquisition.
Operating income decreased $5.2 million reflecting the $4.3 million decrease in EBITDA and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

			Increase
For the three months ended June 30,	2009	2008	(Decrease)
(Millions of euros)
Revenues	€121.0	€148.7	€(27.7)	(18.6)%
Total margin (a)	€71.6	€66.2	€5.4	8.2%
Operating income	€1.2	€7.2	€(6.0)	(83.3)%
Income (loss) before income taxes	€(3.3)	€2.0	€(5.3)	(265.0)%

(Millions of dollars)
Revenues	$164.9	$232.8	$(67.9)	(29.2)%
Total margin (a)	$97.5	$103.6	$(6.1)	(5.9)%
Operating income	$0.3	$11.8	$(11.5)	(97.5)%
Income (loss) before income taxes	$(5.8)	$3.6	$(9.4)	(261.1)%

Antargaz retail gallons sold	48.1	55.2	(7.1)	(12.9)%
Degree days — % (warmer) than normal (b)	(29.3)%	(14.8)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
International Propane operating results in the 2009 three-month period reflect the consolidation of ZLH subsequent to FLAGA’s acquisition in January 2009 of the 50% interest in ZLH it did not already own. Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 29.3% warmer than normal during the 2009 three-month period compared with temperatures that were approximately 14.8% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal and warmer than the prior year. Wholesale propane product costs were significantly lower during the 2009 three-month period compared with such prices in the prior-year period. The average wholesale commodity price for propane in northwest Europe during the 2009 three-month period was more than 50% lower than such price during the same period last year. Wholesale butane prices were also significantly lower in the 2009 three-month period. Antargaz’ 2009 three-month period retail propane volumes were lower than in the prior-year period principally as a result of the warmer spring weather, continued customer conservation and the deterioration of general economic conditions in France.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2009 three-month period, the average currency translation rate was $1.37 per euro compared to a rate of $1.56 per euro during the prior-year three-month period. The stronger dollar resulted in lower translated International Propane operating results in the 2009 three-month period but did not have a significant effect on year-over-year net income from International Propane operations.
International Propane euro-based revenues decreased €27.7 million or 18.6% reflecting the lower Antargaz retail gallons sold as well as lower average selling prices partially offset by greater FLAGA revenues resulting from the consolidation of ZLH. The lower average selling prices reflect the effects of the previously mentioned year-over-year decrease in wholesale LPG product costs. In U.S. dollars, revenues declined $67.9 million or 29.2% reflecting the previously mentioned lower euro-based revenues and the effects of the stronger U.S. dollar. International Propane’s total cost of sales decreased to €49.4 million in the 2009 three-month period from €82.5 million in the prior year reflecting the lower per-unit LPG commodity costs.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro-denominated total margin increased €5.4 million or 8.2% in the 2009 three-month period principally reflecting incremental total margin from the consolidation of ZLH. Antargaz’ euro-denominated total margin was essentially unchanged as the impact of the lower retail sales volumes was offset by higher than normal retail unit margins resulting from lower and less volatile LPG product costs. Antargaz was adversely affected by lower unit margins in the prior-year period as a result of the rapid increase in LPG product costs which occurred last year. In U.S. dollars, total margin decreased $6.1 million or 5.9% reflecting the effects of the stronger dollar on translated euro base-currency revenues and cost of sales.
International Propane euro-based operating income decreased €6.0 million or 83.3% as the previously mentioned increase in total margin was more than offset by a €7.1 million charge associated with the Antargaz Competition Authority matter and slightly higher total operating and administrative costs resulting from the consolidation of the operations of ZLH. On a U.S. dollar basis, operating income decreased $11.5 million or 97.5% reflecting the $10.0 million charge associated with the Antargaz Competition Authority matter and the previously-mentioned decrease in U.S. dollar-denominated total margin partially offset by lower U.S. dollar-denominated operating expenses and depreciation and amortization as a result of the stronger U.S. dollar. Euro-based income before income taxes was €5.3 million lower than in the prior year principally reflecting the lower euro-denominated operating income and the effect of lower average interest rates on Antargaz’ term loan. In U.S. dollars, income before income taxes decreased $9.4 million as the lower U.S. dollar-denominated operating income was partially offset by lower interest expense including the effects of the stronger dollar.
Gas Utility:

			Increase
For the three months ended June 30,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$176.9	$202.2	$(25.3)	(12.5)%
Total margin (a)	$67.1	$54.8	$12.3	22.4%
Operating income	$12.9	$12.5	$0.4	3.2%
Income before income taxes	$2.6	$4.1	$(1.5)	(36.6)%
System throughput — billions of cubic feet (“bcf”)	25.8	23.4	2.4	10.3%
Degree days — % (warmer) than normal (b)	(6.5)%	(2.7)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 6.5% warmer than normal in the 2009 three-month period compared with temperatures that were 2.7% warmer than normal in the prior-year period. In Fiscal 2009, Gas Utility began calculating normal degree days using the 15-year period 1990-2004. Previously, normal degree days were based upon recent 30-year periods. For comparability purposes, the prior-year period weather variance has been recalculated using the new 15-year period. Total distribution system throughput increased 2.4 bcf in the 2009 three-month period reflecting the effects of the CPG Acquisition. This increase in system throughput from CPG was partially offset by the effects on volumes sold and transported from lower demand from commercial and industrial customers due to the deterioration in general economic activity which has occurred over the last year and customer conservation.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility revenues decreased $25.3 million principally reflecting a decline in low-margin off-system sales revenues and to a lesser extent lower average purchased gas cost (“PGC”) rates partially offset by $32.5 million in incremental revenues from CPG. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to firm- residential, commercial and industrial (“retail core market”)customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Deferred fuel costs included on the Condensed Consolidated Balance Sheet at June 30, 2009 principally reflect the effects of significantly higher unrealized losses on natural gas futures contracts due to Fiscal 2009 declines in wholesale natural gas prices. Gas Utility’s cost of gas was $109.8 million in the 2009 three-month period compared with $147.4 million in the prior- year period principally reflecting the effects on cost of sales from the lower off-system sales and lower average PGC rates partially offset by incremental cost of sales of $19.9 million associated with CPG.
Gas Utility total margin increased $12.3 million in the 2009 three-month period. The increase principally reflects incremental margin resulting from the acquisition of CPG.
The slight increase in Gas Utility operating income during the 2009 three-month period principally reflects the previously mentioned greater total margin substantially offset by higher operating, administrative and depreciation expenses, including incremental expenses associated with CPG and, to a lesser extent, higher provisions for environmental matters, pension expense and distribution system maintenance expenses. The decrease in income before income taxes reflects the previously mentioned slightly higher operating income more than offset by interest expense associated with the $108 million face value of 6.375% Senior Notes issued to finance a portion of the CPG acquisition.
Electric Utility:

For the three months ended June 30,	2009	2008	Decrease
(Millions of dollars)
Revenues	$30.8	$32.8	$(2.0)	(6.1)%
Total margin (a)	$9.4	$13.2	$(3.8)	(28.8)%
Operating income	$3.3	$7.5	$(4.2)	(56.0)%
Income before income taxes	$2.8	$7.1	$(4.3)	(60.6)%
Distribution sales — millions of kilowatt hours (“gwh”)	209.8	224.9	(15.1)	(6.7)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $1.9 million during the three-month periods ended June 30, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2009 three-month period were lower than in the prior year. The decline in sales principally reflects lower sales to commercial and industrial customers as a result of the deterioration in general economic activity over the last year and the effects of a cool Fiscal 2009 early summer on air-conditioning sales. Electric Utility revenues decreased $2.0 million principally as a result of the lower sales partially offset by higher Provider of Last Resort (“POLR”) rates. In accordance with the terms of its June 2006 POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2009. This increase raised the average cost to a residential heating customer by approximately 1.5% over costs in effect during calendar year 2008. Notwithstanding the lower sales volumes, Electric Utility cost of sales were $19.7 million in the 2009 three-month period compared to $17.7 million in the 2008 three-month period principally reflecting the effects on cost of sales from the absence of income from changes in the fair value of FTRs recorded in the prior-year period.

UGI CORPORATION AND SUBSIDIARIES
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $3.8 million during the 2009 three-month period principally reflecting the higher cost of sales and the effects of the lower sales.
Electric Utility operating income and income before income taxes in the 2009 three-month period were $4.2 million and $4.3 million lower than such amounts in the prior-year period, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs.
Energy Services:

For the three months ended June 30,	2009	2008	Decrease
(Millions of dollars)
Revenues	$223.4	$388.9	$(165.5)	(42.6)%
Total margin (a)	$23.0	$28.0	$(5.0)	(17.9)%
Operating income	$8.6	$16.0	$(7.4)	(46.3)%
Income before income taxes	$8.6	$16.0	$(7.4)	(46.3)%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues declined $165.5 million principally reflecting the effects on revenues of lower average unit prices for electricity, natural gas and propane resulting from lower commodity costs in the current year.
Total margin from Energy Services decreased $5.0 million in the 2009 three-month period principally reflecting lower electric generation total margin and lower total margin from asset management activities. The decrease in electric generation total margin principally reflects lower spot-market prices for electricity, and lower volumes and lower income from FTRs. The lower margin from asset management activities reflects the impact of reduced volatility in natural gas prices. The decreases in Energy Services’ operating income and income before income taxes largely reflects the previously mentioned decrease in total margin, higher electric generation operating and maintenance costs and higher asset management fees. The lower operating income and income before income taxes also reflects greater borrowing costs associated with Energy Services’ receivables securitization facility as a result of higher borrowings to fund margin calls resulting from the Fiscal 2009 decline in natural gas prices and greater facility fees subsequent to the renewal of the securitization facility in April 2009.

UGI CORPORATION AND SUBSIDIARIES
2009 nine-month period compared to the 2008 nine-month period
AmeriGas Propane:

			Increase
For the nine months ended June 30,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$1,923.1	$2,290.0	$(366.9)	(16.0)%
Total margin (a)	$793.3	$744.7	$48.6	6.5%
Partnership EBITDA (b)	$376.7	$294.5	$82.2	27.9%
Operating income	$317.2	$236.8	$80.4	34.0%
Retail gallons sold (millions)	781.1	828.2	(47.1)	(5.7)%
Degree days — % (warmer) than normal (c)	(1.9)%	(2.2)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were 1.9% warmer than normal during the 2009 nine-month period compared with temperatures in the prior-year period that were 2.2% warmer than normal. Notwithstanding the slightly colder 2009 nine-month period weather and the benefit of the Penn Fuel Acquisition on October 1, 2008, retail gallons sold were 5.7% lower than the prior-year period reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year and continued customer conservation.
Retail propane revenues declined $305.7 million during the 2009 nine-month period reflecting a $192.0 million decrease due to lower average selling prices and a $113.7 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues declined $50.8 million reflecting a $65.6 million decrease from lower wholesale selling prices partially offset by a $14.8 million increase from higher wholesale volumes sold. Wholesale propane commodity prices at Mont Belvieu, Texas were more than 50% lower in the 2009 nine-month period compared with such prices in the 2008 nine-month period reflecting the effects of a precipitous decline in wholesale propane prices during the first fiscal quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Total cost of sales decreased $415.5 million to $1,129.8 million principally reflecting the effects of the lower propane product costs.
Total margin was $48.6 million greater in the 2009 nine-month period reflecting the beneficial impact of higher than normal retail unit margins resulting from the previously mentioned rapid decline in propane product costs that occurred primarily during the first quarter of the 2009 nine-month period.
EBITDA during the 2009 nine-month period was $376.7 million compared with EBITDA of $294.5 million in the 2008 nine-month period. The 2009 nine-month period EBITDA includes a $39.9 million pre-tax gain from the sale of the Partnership’s California LPG storage facility. In addition to the gain from the sale of the California LPG storage facility, the 2009 nine-month period EBITDA reflects the previously mentioned $48.6 million increase in total margin partially offset by slightly higher operating and administrative expenses and slightly lower other income. The slightly higher operating and administrative expenses reflect in large part higher compensation and benefit expenses including incremental expenses associated with the Penn Fuel Acquisition and slightly higher general insurance expenses substantially offset by lower vehicle fuel expenses.

UGI CORPORATION AND SUBSIDIARIES
Operating income increased $80.4 million reflecting the $82.2 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.
International Propane:

			Increase
For the nine months ended June 30,	2009	2008	(Decrease)
(Millions of euros)
Revenues	€590.7	€624.2	€(33.5)	(5.4)%
Total margin (a)	€331.6	€263.1	€68.5	26.0%
Operating income	€117.6	€70.9	€46.7	65.9%
Income before income taxes	€102.7	€54.9	€47.8	87.1%

(Millions of dollars)
Revenues	$780.6	$936.2	$(155.6)	(16.6)%
Total margin (a)	$438.3	$395.1	$43.2	10.9%
Operating income	$154.1	$105.7	$48.4	45.8%
Income before income taxes	$133.7	$80.7	$53.0	65.7%

Antargaz retail gallons sold	247.4	250.2	(2.8)	(1.1)%
Degree days — % (warmer) than normal (b)	(1.0)%	(5.1)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Our International Propane operating results in the 2009 nine-month period reflect the consolidation of ZLH subsequent to FLAGA’s acquisition on January 29, 2009 of the 50% of ZLH it did not already own. Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 1.0% warmer than normal during the 2009 nine-month period compared with temperatures that were approximately 5.1% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were warmer than normal and warmer than the prior-year nine-month period. Wholesale propane product costs declined significantly during late Fiscal 2008 and the first quarter of Fiscal 2009. As a result of this decline, the average wholesale commodity price for propane in northwest Europe in the 2009 nine-month period was approximately 50% lower than such price in the same period last year. Similar declines in average wholesale butane prices were experienced in the 2009 nine-month period. Antargaz’ 2009 nine-month period retail propane volumes were slightly lower than in the prior-year period, notwithstanding the colder 2009 nine-month period weather, reflecting the effects of the deterioration of general economic conditions in France, customer conservation and competition from alternate energy sources. Our International Propane base-currency results are translated into U.S dollars based upon exchange rates experienced during each of the reporting periods. During the 2009 nine-month period, the average currency translation rate was $1.33 per euro compared to a rate of $1.51 per euro during the prior-year nine-month period. Although the stronger dollar resulted in lower translated International Propane operating results, the effects of the stronger dollar on reported International Propane net income were substantially offset by the effects of gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro-based revenues decreased €33.5 million or 5.4% reflecting lower average selling prices during the 2009 nine-month period partially offset by the effects on revenues from the consolidation of ZLH. The lower average selling prices reflect the previously mentioned year-over-year decrease in wholesale LPG product costs. In U.S. dollars, revenues declined $155.6 million or 16.6% reflecting the previously mentioned lower euro-based revenues and the effects of the stronger U.S. dollar. International Propane’s total cost of sales decreased to €259.1 million in the 2009 nine-month period from €361.1 million in the prior year principally reflecting the lower per-unit LPG commodity costs and, to a much lesser extent, the effects of gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
International Propane euro-based total margin increased €68.5 million or 26.0% in the 2009 nine-month period largely reflecting the beneficial impact of higher than normal retail unit margins at Antargaz, resulting from a rapid and sharp decline in LPG product costs that occurred principally during the first quarter of the 2009 nine-month period, and incremental total margin from the consolidation of ZLH. Antargaz was adversely affected by lower unit margins in the prior-year period as a result of the rapid increase in LPG product costs which occurred last year. In U.S. dollars, total margin increased $43.2 million or 10.9% reflecting the effects of the stronger dollar on translated euro base-currency revenues and cost of sales.
International Propane euro-based operating income increased €46.7 million or 65.9% principally reflecting the previously mentioned increase in total margin reduced by the previously mentioned €7.1 million charge related to the Antargaz Competition Authority matter and higher operating and administrative costs principally resulting from the consolidation of the operations of ZLH. On a U.S. dollar basis, operating income increased $48.4 million or 45.8% reflecting the previously-mentioned increase in U.S. dollar-denominated total margin and lower U.S. dollar-denominated operating and administrative expenses and depreciation and amortization partially offset by the $10.0 million charge related to the Antargaz Competition Authority matter. Euro-based income before income taxes was €47.8 million greater than in the prior year principally reflecting the higher operating income and lower average interest rates on Antargaz’ term loan. In U.S. dollars, income before income taxes increased $53.0 million reflecting the benefit of the higher dollar-denominated operating income and lower Antargaz interest expense including the effects of the stronger dollar.
Gas Utility:

For the nine months ended June 30,	2009	2008	Increase
(Millions of dollars)
Revenues	$1,130.1	$1,005.6	$124.5	12.4%
Total margin (a)	$334.4	$266.3	$68.1	25.6%
Operating income	$149.8	$138.1	$11.7	8.5%
Income before income taxes	$118.1	$109.8	$8.3	7.6%
System throughput — billions of cubic feet (“bcf”)	126.4	112.4	14.0	12.5%
Degree days — % colder (warmer) than normal (b)	3.9%	(2.2)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in the Gas Utility service territory based upon heating degree days were 3.9% colder than normal in the 2009 nine-month period compared with temperatures that were 2.2% warmer than normal in the prior-year period. Total distribution throughput increased 14.0 bcf in the 2009 nine-month period principally reflecting the effects of the CPG Acquisition on October 1, 2008 and increases in retail core market and retail delivery service (collectively, “core market”) volumes resulting from the colder 2009 nine-month period weather and year-over-year customer growth. These increases in system throughput were partially offset by the effects on volumes sold and transported due to lower demand from commercial and industrial customers as a result of the deterioration in general economic activity which has occurred over the last year and customer conservation.
Gas Utility revenues increased $124.5 million in the 2009 nine-month period principally reflecting $171.5 million of incremental revenues from CPG and slightly higher PGC rates partially offset by lower revenues from low-margin off-system sales. Gas Utility’s cost of gas was $795.7 million in the 2009 nine-month period compared with $739.3 million in the prior-year period principally reflecting incremental cost of sales of $112.4 million associated with CPG partially offset principally by the lower off-system sales.
Gas Utility total margin increased $68.1 million principally reflecting incremental margin from CPG and higher total retail core-market margin resulting from the higher retail core-market volumes sold.
The increase in Gas Utility operating income during the 2009 nine-month period principally reflects the previously mentioned greater total margin partially offset by higher operating, administrative and depreciation expenses, principally incremental expenses associated with CPG, and, to a lesser extent, higher provisions for uncollectible accounts, environmental matters, pension expense and distribution system maintenance expenses. Income before income taxes also increased reflecting the previously mentioned higher operating income partially offset by higher interest expense associated with $108 million face value of Senior Notes issued to finance a portion of the CPG Acquisition.
Electric Utility:

			Increase
For the nine months ended June 30,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$104.8	$103.3	$1.5	1.5%
Total margin (a)	$32.0	$37.8	$(5.8)	(15.3)%
Operating income	$13.8	$21.4	$(7.6)	(35.5)%
Income before income taxes	$12.5	$19.9	$(7.4)	(37.2)%
Distribution sales — millions of kilowatt hours (“gwh”)	735.8	758.4	(22.6)	(3.0)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.7 million and $5.9 million during the nine-month periods ended June 30, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2009 nine-month period were slightly lower than in the prior year. Temperatures based upon heating degree days were approximately 4.3% colder than last year resulting in greater sales to residential heating customers. These greater sales were more than offset however by slightly lower sales to commercial and industrial customers as a result of the deterioration in general economic activity. Notwithstanding the lower total sales, Electric Utility revenues increased $1.5 million principally as a result of higher POLR rates and greater revenues from spot market sales of electricity. Electric Utility cost of sales increased to $67.1 million in the 2009 nine-month period from $59.6 million in the prior year principally reflecting greater purchased power costs and lower gains from FTRs.

UGI CORPORATION AND SUBSIDIARIES
Notwithstanding the increase in POLR rates, Electric Utility total margin decreased $5.8 million during the 2009 nine-month period principally reflecting the higher cost of sales and the lower sales.
Electric Utility operating income and income before income taxes in the 2009 nine-month period were $7.6 million and $7.4 million lower than the prior year, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including greater provisions for uncollectible accounts, higher customer assistance expenses and greater pension expense.
Energy Services:

			Increase
For the nine months ended June 30,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$1,007.1	$1,261.4	$(254.3)	(20.2)%
Total margin (a)	$104.8	$101.2	$3.6	3.6%
Operating income	$60.0	$67.3	$(7.3)	(10.8)%
Income before income taxes	$60.0	$67.3	$(7.3)	(10.8)%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues declined $254.3 million or 20.2% principally reflecting the effects on revenues of lower unit prices for natural gas, electricity and propane due to a year-over-year decline in such commodity prices.
Total margin from Energy Services increased $3.6 million in the 2009 nine-month period reflecting greater total margin principally from peaking supply services and sales of natural gas partially offset by lower electric generation total margin. The decrease in electric generation total margin reflects lower spot-market prices for electricity and lower volumes generated as a result of electricity production facility outages. The decrease in Energy Services’ operating income and income before income taxes largely reflects the previously mentioned increase in total margin more than offset by higher electric generation operating and maintenance costs, higher asset management fees and higher provisions for bad debts and compensation expense. The decrease in operating income and income before income taxes also reflects greater borrowing costs associated with Energy Services’ receivables securitization facility as a result of higher borrowings to fund margin calls resulting from declines in natural gas prices and greater facility fees subsequent to the renewal of the securitization facility in April 2009.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
Our unrestricted cash and cash equivalents totaled $240.1 million at June 30, 2009 compared with $245.2 million at September 30, 2008. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2009 we had $95.0 million of cash and cash equivalents that was not restricted. At September 30, 2008, excluding unrestricted cash and cash equivalents at UGI’s operating subsidiaries of $148.0 million, and excluding the $120 million cash contribution made to UGI Utilities on September 25, 2008 in conjunction with the CPG Acquisition, UGI had $97.2 million of cash and cash equivalents that was not restricted.

UGI CORPORATION AND SUBSIDIARIES
The Company’s debt outstanding at June 30, 2009 totaled $2,225.0 million (including current maturities of long-term debt of $11.6 million) compared to $2,205.5 million of debt outstanding (including current maturities of long-term debt of $81.8 million) at September 30, 2008. Total debt outstanding at June 30, 2009 reflects the issuance of $108 million of UGI Utilities Senior Notes in conjunction with the CPG Acquisition. Total debt outstanding at June 30, 2009 principally consists of $863.4 million of Partnership debt, $597.8 million (€426.1 million) of International Propane debt, $750 million of UGI Utilities’ debt, and $13.8 million of other debt.
AmeriGas Partners’ total debt at June 30, 2009 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $3.7 million of other long-term debt. At June 30, 2009, there were no borrowings outstanding under AmeriGas OLP’s revolving credit agreements. In March 2009, AmeriGas OLP repaid $70 million of maturing First Mortgage Notes with cash from operations.
International Propane’s total debt at June 30, 2009 includes long-term debt principally comprising $533.1 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and $46.3 million (€33.0 million) outstanding under Flaga’s term loan. Total International Propane debt outstanding at June 30, 2009 also includes combined borrowings of $15.5 million (€11.0 million) outstanding under Flaga’s working capital facility and $2.9 million (€2.1 million) of other long-term debt.
UGI Utilities’ total debt at June 30, 2009 includes long-term debt comprising $383 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at June 30, 2009 also includes $110 million outstanding under UGI Utilities’ Revolving Credit Agreement. In connection with the CPG Acquisition, on October 1, 2008, UGI Utilities issued $108 million face amount of 6.375% Senior Notes due 2013.
AmeriGas Partners. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. In addition, a rapid and precipitous decline in commodity propane prices in late Fiscal 2008 which continued into Fiscal 2009 resulted in greater cash needed by the Partnership to fund counterparty collateral requirements primarily during the three months ended December 31, 2008. These collateral requirements were associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers principally during the heating-season months of October through March. At June 30, 2009, there were no collateral deposits outstanding associated with these derivative instruments.
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

UGI CORPORATION AND SUBSIDIARIES
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
There were no borrowings outstanding under the credit agreements at June 30, 2009. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $37.0 million at June 30, 2009. During the 2009 nine-month period, the average daily and peak borrowings outstanding under the credit agreements were $58.3 million and $184.5 million, respectively. During the 2008 nine-month period, the average daily and peak borrowings outstanding under the Credit Agreement were $47.4 million and $101 million, respectively. At June 30, 2009, the Partnership’s available borrowing capacity under the credit agreements was $238.0 million.
Based on existing cash balances, cash expected to be generated from operations, and borrowings available under AmeriGas OLP’s Credit Agreement and 2009 Supplemental Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2009.
International Propane. Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at June 30, 2009.
At June 30, 2009, Flaga had a multi-currency working capital facility with a bank that provides for borrowings and issuances of guarantees totaling €16.0 million of which borrowings totaling €11.0 million ($15.5 million) were outstanding at June 30, 2009. In early August 2009, Flaga entered into a euro-denominated working capital facility with a second bank which provides for an additional €8.0 million of available working capital borrowings and also entered into a €7 million five-year amortizing term loan agreement with the same bank to finance a portion of the acquisition of ZLH in January 2009.
UGI Utilities. UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement. This agreement expires in August 2011. At June 30, 2009, UGI Utilities had $110 million in borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2009 and 2008 nine-month periods, average daily bank loan borrowings were $200.9 million and $134.7 million, respectively, and peak bank loan borrowings totaled $312 million and $267 million, respectively. Peak bank loan borrowings typically occur during the peak heating season months of December and January. During the nine months ended June 30, 2009, peak and average daily bank loan borrowings were higher than the prior year due in large part to increases in margin deposits associated with natural gas futures accounts resulting from a decline in wholesale natural gas prices.

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
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the nine months ended June 30, 2009 and 2008, Energy Services sold trade receivables totaling $1,029.5 million and $1,145.2 million, respectively, to ESFC. During the nine months ended June 30, 2009 and 2008, ESFC sold an aggregate $508.9 million and $95.5 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2009, the outstanding balance of ESFC receivables was $24.1 million which is net of $44.4 million that was sold to the commercial paper conduit and removed from the balance sheet. At June 30, 2008, the outstanding balance of ESFC receivables was $132.1 million and no amounts were sold to the commercial paper conduit. During the nine months ended June 30, 2009, sales of receivables by ESFC to the commercial paper conduit were higher due in large part to the need to fund greater levels of margin deposits in natural gas futures accounts resulting from a decline in wholesale natural gas prices.
Dividends and Distributions. On April 29, 2009, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.20 per common share or $0.80 per common share on an annual basis. This quarterly dividend reflects an approximate 4% increase from the previous quarterly dividend rate of $0.1925. The new quarterly dividend rate was effective with the dividend paid on July 1, 2009 to shareholders of record on June 15, 2009. On April 28, 2009, the General Partner’s Board of Directors approved a distribution of $0.67 per Common Unit equal to an annual rate of $2.68 per Common Unit. This quarterly distribution reflects an increase of approximately 5% from the previous quarterly distribution rate of $0.64 per Common Unit. The new quarterly rate was effective with the distribution paid on May 18, 2009 to unitholders of record on May 8, 2009. On July 27, 2009, the General Partners’ Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution includes the regular quarterly distribution of $0.67 per Common Unit and $0.17 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s November 2008 sale of its California storage facility.

UGI CORPORATION AND SUBSIDIARIES
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
We are subject to credit risk relating to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at contract prices. We monitor our counterparty credit risk exposure in order to minimize credit risk with any one supplier or financial instrument counterparty. Our business units generally have diverse customer bases that span broad geographic, economic and demographic constituencies. No single customer in any of our business units represents more than ten percent of our revenues or operating income. Notwithstanding this diverse customer profile, current economic conditions and conditions in the credit markets could affect the ability of some of our customers to pay timely or result in increased customer bankruptcies which may lead to increased bad debts. The Company’s allowance for uncollectible accounts at June 30, 2009 reflects the estimated impact of the current economic conditions on the collectibility of its accounts receivable.

UGI CORPORATION AND SUBSIDIARIES
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
Operating Activities. Cash flow provided by operating activities was $593.3 million in the 2009 nine-month period compared to $352.0 million in the 2008 nine-month period. Cash flow from operating activities before changes in operating working capital was $527.1 million in the 2009 nine-month period compared to $486.4 million of such cash flow in the prior-year nine-month period. Changes in operating working capital provided $66.2 million of operating cash flow in the 2009 nine-month period compared to $134.4 million of cash flow used for changes in operating working capital in the 2008 nine-month period. The significantly greater 2009 nine-month period cash provided by changes in accounts receivable reflects the effects on net cash receipts from customers resulting from the lower LPG and natural gas prices and greater sales of receivables by ESFC under its Receivables Facility. Cash provided from changes in inventories was greater in the 2009 nine-month period reflecting the effects of lower commodity prices for natural gas and LPG. Cash flow associated with changes in accounts payable used $238.7 million of cash in the 2009 nine-month period compared with $51.3 million of cash provided in the prior-year period principally due to the effects of the timing of payments and lower purchased price per gallon of natural gas and LPG.
Investing Activities. Net cash flow used in investing activities was $483.8 million in the 2009 nine-month period compared with $139.7 million of cash used in the prior-year period. The significant increase in cash used in investing activities principally reflects the net cash used for acquisitions including the CPG Acquisition and the acquisition of the 50% equity interest in ZLH we did not already own. Cash flows from investing activities also include $42.4 million of cash proceeds from the sale of the Partnership’s California LPG storage facility. Capital expenditures were greater in the 2009 nine-month period compared with the prior-year period due in large part to higher Energy Services and Antargaz capital expenditures, higher Gas Utility capital expenditures including expenditures of CPG, and greater Partnership capital expenditures including expenditures associated with a system software replacement.

UGI CORPORATION AND SUBSIDIARIES
Financing Activities. Cash flow used by financing activities was $113.6 million in the 2009 nine-month period compared with $203.2 million in the prior-year period. Cash flow from financing activities in the 2009 nine-month period principally reflects the previously mentioned issuance of $108 million of Senior Notes of UGI Utilities to fund a portion of the CPG Acquisition and increases in UGI Utilities bank loans principally to fund a portion of the CPG Acquisition and natural gas brokerage accounts margin deposits. In October 2008, Antargaz repaid its €50 million revolving credit facility loan borrowed in September 2008. In March 2009, Flaga repaid €3 million of maturing term loan debt and AmeriGas OLP repaid $70 million of maturing First Mortgage Notes.
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

UGI CORPORATION AND SUBSIDIARIES
Utility Regulatory Matters
UGIPNG and CPG Base Rate Filings. On January 28, 2009, UGIPNG and CPG filed separate requests with the PUC to increase base operating revenues by $38.1 million annually for UGIPNG and $19.6 million annually for CPG to fund system improvements and operations necessary to maintain safe and reliable natural gas service and energy assistance for low income customers as well as energy conservation programs for all customers. On March 26, 2009, the PUC suspended the effective date for the base operating revenue rate increases to allow for investigation and public hearings. On May 5, 2009, UGIPNG and CPG received testimony submitted by various state and special interest parties opposing the level of the proposed rate increases. On July 2, 2009, UGIPNG and CPG each filed joint settlement petitions with the PUC based on agreements with the opposing parties regarding the requested base operating revenue increases. The settlement agreements were approved by an administrative law judge on July 29, 2009 in substantially the form submitted. The recommended decision of the administrative law judge is subject to PUC approval. It is anticipated that this process will conclude by the end of Fiscal 2009.
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
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. Under applicable statutory standards, Electric Utility is entitled to fully recover its default service costs. Because Electric Utility will be assured of the recovery of prudently incurred costs during the Settlement Term, beginning January 1, 2010 Electric Utility will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues and will no longer record margin from the sale of electricity.

UGI CORPORATION AND SUBSIDIARIES
Antargaz Competition Authority Matter
In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. In July 2008, the Competition Authority interviewed Mr. Varagne, as President of Antargaz and President of the industry association, Comite Francais du Butane et du Propane, about competitive practices in the LPG cylinder market in France.
On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the DGCCRF. A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.
Antargaz is reviewing the evidence supporting the allegations contained in the Statement and intends to vigorously defend itself. Based on an assessment of the information contained in the Statement, during the quarter ended June 30, 2009 we recorded a provision of $10.0 million (€7.1 million) related to this matter which amount is reflected in Other expense (income) on the Condensed Consolidated Statements of Income. The final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter. See Note 7 to the Condensed Consolidated Financial Statements herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk exposures are (1) market prices for propane and other LPG, natural gas and electricity; (2) changes in interest rates; and (3) foreign currency exchange rates.
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz may also enter into other contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its LPG purchases. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract. These derivative financial instruments typically contain collateral provisions. In order to minimize credit risk associated with its derivative commodity contracts, we monitor established credit limits with the contract counterparties. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility’s tariffs contain clauses that permit recovery of substantially all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments comprising futures contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism. Changes in market value of these contracts may require cash deposits in margin accounts with brokers. At June 30, 2009, Gas Utility had $46.5 million of restricted cash principally associated with natural gas futures accounts with brokers.
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
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases exchange-traded and over-the-counter natural gas futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas and electricity futures contracts are traded on the NYMEX and have nominal credit risk. The change in market value of these contracts generally requires daily cash deposits in margin accounts with brokers. At June 30, 2009, Energy Services had $18.3 million of restricted cash on deposit in such margin accounts. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers.

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
Our variable-rate debt includes borrowings under AmeriGas OLP’s Credit Agreement and Supplemental Credit Agreement, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loan through September 2011 through the use of interest rate swaps. At June 30, 2009, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $126.8 million. Our long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near to medium term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.

UGI CORPORATION AND SUBSIDIARIES
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in accumulated other comprehensive income until such foreign operations are liquidated. At June 30, 2009, the fair value of unsettled net investment hedges was a gain of $1.6 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $62.6 million, which amount would be reflected in other comprehensive income.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments assets and (liabilities) held at June 30, 2009. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of LPG; (2) the market price of natural gas; (3) the market price of electricity and electricity transmission congestion; (4) the three-month LIBOR and the three- and nine-month Euribor and; (5) the value of the euro versus the U.S. dollar. The fair value of Gas Utility’s exchange-traded natural gas futures contracts comprising losses of $42.5 million at June 30, 2009 are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism.

	Asset (Liability)
		Change in
	Fair Value	Fair Value
(Millions of dollars)
June 30, 2009:
LPG commodity price risk	$(11.6)	$(13.6)
FTRs	4.5	(0.4)
Natural gas commodity price risk	(12.1)	(14.2)
Gasoline	—	(0.2)
Electricity commodity price risk	(5.3)	(1.7)
Interest rate risk	(27.9)	(7.0)
Foreign currency exchange rate risk	1.2	(16.5)
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
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies alleged that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. In a second phase of the trial scheduled for early 2010, the court will determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies estimate that remediation costs at Waterbury North could total $25 million.
Purported Consumer Class Action Lawsuits. On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging the General Partner’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all AmeriGas consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.
On June 4, 2009, the General Partner, AmeriGas OLP and AmeriGas Partners were each named in a purported class action lawsuit filed in federal district court in San Francisco, California. This complaint purports to be brought on behalf of a nationwide class defined as to include all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas and another unaffiliated entity nationwide from January 1, 2008 to the present. This complaint claims that defendants’ conduct constituted an unfair and deceptive practice that injured consumers and violated the consumer protection statutes of thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys fees. The complaint also alleges that defendants were unjustly enriched by their conduct and seeks restitution of any unjust benefits received. In addition, these plaintiffs are seeking punitive or treble damages, and pre-judgment and post-judgment interest.

UGI CORPORATION AND SUBSIDIARIES
In addition, five other purported class actions have been filed against us in the following federal courts: Northern District of California (two lawsuits), Central District of California, Middle District of Florida and Eastern District of Pennsylvania. These suits, in essence, reiterate the claims made in the above-described complaints. In addition, some of the suits filed in federal court allege violation of state “slack filling” laws, as well as state consumer protection statutes, some of which contain penalty provisions if violations are proven.
A motion to consolidate all of the purported class action lawsuits is pending in the United States District Court for the District of Kansas. In the interim, defendants have filed motions to stay discovery pending the resolution of the motion to consolidate and no discovery has yet taken place. We are investigating these claims and intend to vigorously defend the lawsuits.
Antargaz Competition Authority Matter. On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the Competition Authority and France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”). The investigation began in June 2005, when officials from DGCCRF conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.
Antargaz is reviewing the evidence supporting the allegations contained in the Statement and intends to vigorously defend itself. We are unable to predict the timing of the final resolution of this matter.
For additional disclosure regarding the above Legal Proceedings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Antargaz Competition Authority Matter” and Note 7 to the Condensed Consolidated Financial Statements herein.

ITEM 1A.	RISK FACTORS
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

UGI CORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	Form of Joinder No. 2 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service Inc. for the benefit of Wachovia Bank, National Associations, as agent for the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.1

10.2	Form of Joinder No. 1 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service Inc. for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.2

10.3	Restricted Security Guarantee, dated April 17, 2009, by the Restricted Subsidiaries of AmeriGas Propane, L.P. as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.3

10.4	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: August 7, 2009	By:	/s/ Peter Kelly
Peter Kelly
Vice President — Finance and Chief Financial Officer

Date: August 7, 2009	By:	/s/ Davinder Athwal
Davinder Athwal
Vice President — Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.