Form 10-K
period 2009-09-30
UGI CORP /PA/
filed 2009-11-20
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2009 was $2,516,319,164.
At November 16, 2009 there were 108,782,302 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2010 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING INFORMATION
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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counter-party or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency exchange rate fluctuations, particularly the euro; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) reduced distributions from subsidiaries; and (17) the timing and success of our acquisitions and investments to grow our businesses.
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
PART I:
ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW
UGI Corporation is a holding company that, through subsidiaries and a joint venture, distributes and markets energy products and related services. We are a domestic and international retail distributor of propane and butane (which are liquefied petroleum gases (“LPG”)); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity; a regional marketer of energy commodities; and a regional provider of heating, ventilation, air conditioning, refrigeration and electrical contracting services. Our subsidiaries and joint venture operate principally in the following five business segments:
•	AmeriGas Propane
•	International Propane
•	Gas Utility
•	Electric Utility
•	Energy Services

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. (“AmeriGas Partners” or the “Partnership”) which is the nation’s largest retail propane distributor. The Partnership’s sole general partner is our subsidiary, AmeriGas Propane, Inc. (“AmeriGas Propane” or the “General Partner”). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership; they trade on the New York Stock Exchange under the symbol “APU.” We have an effective 44% ownership interest in the Partnership; the remaining interest is publicly held. See Note 1 to Consolidated Financial Statements.
The International Propane segment consists of the LPG distribution businesses of our wholly owned subsidiaries Antargaz, a French société anonyme (“Antargaz”), Flaga GmbH, an Austrian corporation (“Flaga”), and our joint venture in China. Antargaz is one of the largest retail distributors of LPG in France. Flaga is the largest retail LPG distributor in Austria and one of the largest retail LPG distributors in the Czech Republic and Slovakia. In China, we participate in an LPG joint venture business in the Nantong region.
The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, Inc. (“UGI Utilities”) and UGI Utilities’ subsidiaries, UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). Gas Utility serves approximately 563,000 customers in eastern, northeastern and central Pennsylvania. UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas;” PNG’s natural gas distribution utility is referred to as “PNG Gas;” and CPG’s natural gas distribution utility is referred to as “CPG Gas.” The Electric Utility segment (“Electric Utility”) consists of the regulated electric distribution business of UGI Utilities, serving approximately 62,000 customers in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and the Maryland Public Service Commission. Electric Utility is regulated by the PUC.
On October 1, 2008, UGI Utilities completed the acquisition of all of the issued and outstanding stock of PPL Gas Utilities Corporation (“PPL Gas”), the natural gas distribution utility of PPL Corporation (“PPL”), and its wholly owned subsidiary, Penn Fuel Propane, LLC (“Penn Fuel Propane”). Immediately following the closing of the acquisition, Penn Fuel Propane sold its retail propane distribution assets to AmeriGas Propane, L.P., an affiliate of UGI. PPL Gas is now known as CPG. Beginning in the 2009 fiscal year, CPG was included in the Company’s Gas Utility segment and Penn Fuel Propane was included in the Company’s AmeriGas Propane segment. See Note 4 to Consolidated Financial Statements.
The Energy Services segment consists of energy-related businesses conducted by a number of subsidiaries. These businesses include (i) energy marketing in the eastern region of the United States under the trade name GASMARK®, (ii) operating interests in electric generation assets in Pennsylvania, (iii) operating and owning a natural gas liquefaction, storage and vaporization facility and propane-air mixing assets, (iv) operating and owning a propane import and storage facility in Chesapeake, Virginia, and (v) managing natural gas pipeline and storage contracts.
Through subsidiaries, UGI Corporation also operates and owns heating, ventilation, air conditioning, refrigeration and electrical contracting service businesses serving customers in the Mid-Atlantic region.
Business Strategy
Our business strategy is to grow the Company by focusing on our core competencies as a marketer and distributor of energy products and services. We are utilizing our core competencies from our existing businesses and our national scope, international experience, extensive asset base and access to customers to accelerate both internal growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During fiscal year 2009, we completed a number of transactions in pursuit of this strategy and commenced construction on a number of larger internally generated capital projects.

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
Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms “Company” and “UGI,” as well as the terms “our,” “we,” and “its,” are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms “AmeriGas Partners” and the “Partnership” are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries and the term “UGI Utilities” is sometimes used as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries. The terms “Fiscal 2009” and “Fiscal 2008” refer to the fiscal years ended September 30, 2009 and September 30, 2008, respectively.
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
AMERIGAS PROPANE
Products, Services and Marketing
Our domestic propane distribution business is conducted through AmeriGas Partners. AmeriGas Propane is responsible for managing the Partnership. The Partnership serves approximately 1.3 million customers in all 50 states from approximately 1,200 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. In certain areas, the Partnership also installs and services propane fuel systems for motor vehicles. Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Districts generally consist of an office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario and Quebec.
The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over one billion gallons of propane in Fiscal 2009. Approximately 89% of the Partnership’s Fiscal 2009 sales (based on gallons sold) were to retail accounts and approximately 11% were to wholesale customers. Sales to residential customers in Fiscal 2009 represented approximately 41% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 13%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2009 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.
The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2009, ACE cylinders were available at approximately 27,600 retail locations throughout the United States, an increase of more than 10% compared to Fiscal 2008. Sales of our ACE grill cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange their empty propane grill cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane grill cylinders directly at the retailer’s location.

Residential customers use propane primarily for home heating, water heating and cooking purposes. Commercial users, which include motels, hotels, restaurants and retail stores, generally use propane for the same purposes as residential customers. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.
Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer’s premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane to retail customers in portable cylinders (including ACE propane grill cylinders) which contain 3.5 to 24 gallons of propane. Some of these deliveries are made to the customer’s location, where empty cylinders are either picked up or replenished in place.
Propane Supply and Storage
The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. During the year ended September 30, 2009, over 90% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2010. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be affected. BP Products North America Inc. and BP Canada Energy Marketing Corp. (collectively), Enterprise Products Operating LP and Targa Midstream Services LP, supplied approximately 46% of the Partnership’s Fiscal 2009 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2009. In certain areas, however, some suppliers provide more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.
The Partnership’s supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas, or (ii) posted prices at the time of delivery. In addition, some agreements provide maximum and minimum seasonal purchase volume guidelines. The percentage of contract purchases, and the amount of supply contracted for at fixed prices, will vary from year to year as determined by the General Partner. The Partnership uses a number of interstate pipelines, as well as railroad tank cars, delivery trucks and barges, to transport propane from suppliers to storage and distribution facilities. The Partnership stores propane at various storage facilities and terminals located in strategic areas across the United States.
Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. In Fiscal 2009, the Partnership experienced significant product cost reductions over Fiscal 2008 due to sharp declines in the price of crude oil. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”

The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas, a major storage area.
Average Propane Spot Market Prices
General Industry Information
Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow for its detection. Propane is clean burning, producing negligible amounts of pollutants when properly consumed.
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

For motor fuel customers, propane competes with gasoline and diesel fuel as well as electric batteries and fuel cells. Wholesale propane distribution is a highly competitive, low margin business. Propane sales to other retail distributors and large-volume, direct-shipment industrial end-users are price sensitive and frequently involve a competitive bidding process.
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
The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses. The Partnership also offers customers various payment and service options, including fixed price and guaranteed price programs.
In Fiscal 2009, the Partnership’s retail propane sales totaled approximately 928 million gallons. Based on the most recent annual survey by the American Petroleum Institute, 2007 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 9.6 billion gallons. Based on LP-GAS magazine rankings, 2007 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 43% of domestic retail sales.
Properties
As of September 30, 2009, the Partnership owned approximately 84% of its district locations. On November 13, 2008, the Partnership sold its 600,000 barrel refrigerated, above-ground storage facility located on leased property in California for approximately $43 million in cash. See Note 4 to Consolidated Financial Statements.
The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2009, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
1,610	Trailers	90%	10%
300	Tractors	15%	85%
180	Railroad tank cars	0%	100%
2,480	Bobtail trucks	13%	87%
270	Rack trucks	1%	99%
2,300	Service and delivery trucks	15%	85%
Other assets owned at September 30, 2009 included approximately 858,000 stationary storage tanks with typical capacities ranging from 121 to 2,000 gallons and approximately 3.1 million portable propane cylinders with typical capacities of 1 to 120 gallons. The Partnership also owned approximately 6,000 large volume tanks with typical capacities of more than 2,000 gallons which are used for its own storage requirements.

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
Seasonality
Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. Approximately 65% to 70% of the Partnership’s retail sales volume occurs, and substantially all of the Partnership’s operating income is earned, during the peak heating season from October through March. As a result of this seasonality, sales are higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.
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
With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT’s pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and a propane gas system any portion of which is located in a public place. The code requires operators of all gas systems to provide training and written instructions for employees, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and to conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees who provide information to their employers or to the federal government as to pipeline safety from adverse employment actions.

Employees
The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2009, the General Partner had approximately 5,950 employees, including approximately 465 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.
INTERNATIONAL BUSINESSES
We conduct our international LPG distribution business principally in Europe through our wholly owned subsidiaries, Antargaz and Flaga. In January 2009, Flaga purchased the 50% equity interest in Zentraleuropa LPG Holdings GmbH (“ZLH”) it did not already own from its joint-venture partner, Progas GmbH & Co. KG (“Progas”), pursuant to a purchase agreement dated December 18, 2008.
Antargaz operates in France and Flaga operates in Austria, Switzerland, Czech Republic, Slovakia, Poland, Hungary and Romania. During Fiscal 2009, Antargaz sold approximately 290 million gallons of LPG and Flaga sold approximately 68.5 million gallons of LPG. Our joint venture in China sold approximately 11.3 million gallons of LPG during Fiscal 2009.
ANTARGAZ
Products, Services and Marketing
Antargaz’ customer base consists of residential, commercial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz sells LPG in cylinders, and in small, medium and large bulk volumes stored in tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG. Antargaz sells LPG in cylinders to approximately 19,000 retail outlets, such as supermarkets, individually owned stores and gas stations. At September 30, 2009, Antargaz had approximately 228,500 bulk customers and approximately 5.5 million cylinders in circulation. Approximately 64% of Antargaz’ Fiscal 2009 sales (based on volumes) were cylinder and small bulk, 15% medium bulk, 19% large bulk, and 2% to service stations for automobiles. Antargaz also engages in wholesale sales of LPG and provides logistic, storage and other services to third-party LPG distributors. No single customer represents, or is anticipated to represent, more than 5% of total revenues for Antargaz.
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
The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane cylinders accounted for approximately 61% of all LPG cylinders sold in Fiscal 2009, with propane cylinders accounting for the remainder. Propane cylinders are also used to supply fuel for forklift trucks. The market demand for cylinders has been declining, due primarily to customers gradually changing to other household energy sources for heating and cooking, such as natural gas. Antargaz is seeking to increase demand for butane and propane cylinders through marketing and product innovations.

Medium bulk customers use propane only, and consist mainly of large residential developments such as housing projects, hospitals, municipalities and medium-sized industrial and agricultural enterprises. Large bulk customers are primarily companies that use LPG in their industrial processes and large agricultural companies.
LPG Supply and Storage
Antargaz has an agreement with Totalgaz for the supply of butane and propane, with pricing based on internationally quoted market prices. Under this agreement, 80% of Antargaz’ requirements for butane are guaranteed until September 2012 and 15% of its requirements for propane are guaranteed until September 2010. Requirements are fixed annually and Antargaz can develop other sources of supply. For Fiscal 2009, Antargaz purchased almost 100% of its butane needs and approximately 30% of its propane needs from Totalgaz. Antargaz also purchases propane on the international market and, to a lesser degree, purchases butane on the domestic market, under term agreements with international oil and gas trading companies such as SHV Gas Supply and Trading, STASCO (Shell Trading) and VITOL. In addition, purchases are made on the spot market from international oil and gas companies such as Tengiz Chevron Oil and to a lesser extent from domestic refineries, including those operated by BP France and Esso SAF.
Antargaz has 4 primary storage facilities in operation, including 3 that are located at deep sea harbor facilities, and 26 secondary storage facilities. It also manages an extensive logistics and transportation network. Access to seaborne facilities allows Antargaz to diversify its LPG supplies through imports. LPG stored in primary storage facilities is transported to smaller storage facilities by rail, sea and road. At secondary storage facilities, LPG is filled into cylinders or trucks equipped with tanks and then delivered to customers.
Competition
The LPG market in France is mature, with limited future growth expected. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Like other businesses, it becomes more difficult for Antargaz to pass on product cost increases fully when product costs rise rapidly. Increased LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. France derives a significant portion of its electricity from nuclear power plants. Due to the nuclear power plants as well as the regulation of electricity prices by the French government, electricity prices in France are generally less expensive than LPG. As a result, electricity has increasingly become a more significant competitor to LPG in France than in other countries where we operate. In addition, government policies and incentives that favor alternative energy sources can result in customers migrating to energy sources other than LPG.
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
On October 21, 2009, Antargaz responded to a Statement of Objections issued by the French competition authority, the General Division of Competition, Consumption and Fraud Punishment, in July of 2009. For more information on the inquiry, see Note 15 to Consolidated Financial Statements.
Seasonality
Because a significant amount of LPG is used for heating, demand is typically higher during the colder months of the year. Approximately 65% to 70% of Antargaz’ retail sales volume occurs, and approximately all of Antargaz’ operating income is earned, during the six months from October through March.
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
The closing of a fifth storage facility, Geovexin, has started. Antargaz has 26 secondary storage facilities, 12 of which are wholly owned. The others are partially owned, through joint ventures.
Employees
At September 30, 2009, Antargaz had approximately 1,050 employees.
FLAGA
Products, Services, Marketing and Storage
Flaga distributes LPG for residential, commercial, industrial, and auto gas applications in the following central and eastern European countries: Austria, Switzerland, Czech Republic, Slovakia, Poland, Hungary and Romania. During Fiscal 2009, Flaga sold approximately 68.5 million gallons of LPG. Flaga is the largest distributor of LPG in Austria and one of the largest distributors of LPG in both the Czech Republic and Slovakia.
Flaga’s customers primarily use LPG for heating, cooking, construction work, industrial processing, forklifts and autogas. The retail propane industry in Austria is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas and renewable energy sources. Competition for customers is based on contract terms as well as on product prices. Flaga has 19 sales offices throughout the countries it serves. Much of Flaga’s cylinder business in Austria is conducted through approximately 600 local resellers with whom Flaga has a long business relationship. In its other countries, Flaga sells cylinders to distributors who resell the cylinders to end users under the distributor’s pricing and terms. Flaga utilizes approximately 66 storage facilities with 22 of those storage facilities in the Czech Republic and 20 in Austria.

Seasonality and Competition
Because many of Flaga’s customers use LPG for heating, sales volumes in Flaga’s sales territories are affected principally by the severity of the weather and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and general economic conditions. Because Flaga’s profitability is sensitive to changes in wholesale LPG costs, Flaga generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that Flaga will always be able to pass on product cost increases fully. In parts of Flaga’s sales territories, it is particularly difficult to pass on rapid increases in the price of LPG due to the low per capita income of customers in several of its territories and the intensity of competition. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. Flaga competes with other LPG marketers, including competitors located in other eastern European countries, and also competes with providers of other sources of energy, principally natural gas, electricity and wood. In many of Flaga’s sales territories, government policies and incentives that favor alternative energy sources may result in customers migrating to energy sources other than LPG.
Government Regulation
Flaga’s business is subject to various laws and regulations at both the national and European levels with respect to matters such as protection of the environment and the storage and handling of hazardous materials and flammable substances.
Employees
At September 30, 2009, Flaga had approximately 615 employees.
GAS UTILITY
Service Area; Revenue Analysis
Gas Utility is authorized to distribute natural gas to approximately 563,000 customers in portions of 45 eastern, northeastern and central Pennsylvania counties through its distribution system of approximately 11,900 miles of gas mains. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing.
System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2009 was approximately 150 billion cubic feet (“bcf”). System sales of gas accounted for approximately 44% of system throughput, while gas transported for residential, commercial and industrial customers (who bought their gas from others) accounted for approximately 56% of system throughput.
Sources of Supply and Pipeline Capacity
Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission Corporation, Transcontinental Gas Pipeline Corporation, Dominion Transmission, ANR Pipeline and Tennessee Gas Pipeline.
Gas Supply Contracts
During Fiscal 2009, Gas Utility purchased approximately 94 bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers) and off-system sales customers. Approximately 77% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 23% of gas purchased by Gas Utility was supplied by approximately 20 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 1 year. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality
Because many of its customers use gas for heating purposes, Gas Utility sales are seasonal. Approximately 65% to 70% of Gas Utility’s sales volume is supplied, and approximately 85% to 90% of Gas Utility’s operating income is earned, during the peak heating season from October through March.
Competition
Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of fuel utilization equipment. In parts of Gas Utility’s service area, electricity may have a competitive price advantage over natural gas due to government regulated rate caps on electricity. Rate caps for electric utilities serving a significant portion of Gas Utility’s service territory are currently scheduled to expire at the end of 2009 and 2010 which will likely result in electricity losing all or some of its competitive price advantage. Additionally, high efficiency electric heat pumps have led to a decrease in the cost of heating with electricity. Government subsidies currently favor ground source heat pumps over fossil fueled systems. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing efforts designed to retain and grow its customer base.
In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania’s Natural Gas Choice and Competition Act, effective July 1, 1999 all of Gas Utility’s customers, including retail core-market customers, have been afforded this opportunity.
A number of Gas Utility’s commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates which are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers’ delivered cost of gas and the customers’ delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility and Electric Utility Regulation and Rates — Gas Utility Rates.” Approximately 24% of Gas Utility’s commercial and industrial customers’ annual throughput volume, including certain customers served under interruptible rates, have locations which afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. The majority of customers in this group are served under transportation contracts having 3 to 20 year terms. Included in these two customer groups are 25 customers, most of which are among the 10 largest customers for each of UGI Gas, PNG and CPG in terms of annual volumes. All of these customers have contracts, 19 of which extend beyond the 2010 fiscal year. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.
Outlook for Gas Service and Supply
Gas Utility anticipates having adequate pipeline capacity and sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2010. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.
During Fiscal 2009, Gas Utility supplied transportation service to 2 major co-generation installations and 5 electric generation facilities. Gas Utility continues to pursue opportunities to supply natural gas to electric generation projects located in its service area. Gas Utility also continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In the residential market sector, Gas Utility connected approximately 10,700 residential heating customers during Fiscal 2009. These customers consisted primarily of (i) customers converting from other energy sources, mainly oil and electricity, (ii) existing non-heating gas customers who have added gas heating systems to replace other energy sources and (iii) new home construction customers. As a result of the decline in the real estate market, customers from new home construction decreased approximately 24% compared to Fiscal 2008. If the slowdown in new home construction continues in fiscal year 2010 in Gas Utility’s service area, customer growth will be adversely affected.

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
ELECTRIC UTILITY
Service Area; Sales Analysis
Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,150 miles of transmission and distribution lines and 13 transmission substations. For Fiscal 2009, approximately 54% of sales volume came from residential customers, 34% from commercial customers, and 12% from industrial and other customers. Sales of electricity for residential heating purposes accounted for approximately 19% of total sales of electricity during Fiscal 2009.
Sources of Supply
In accordance with Electric Utility’s default service settlement with the PUC effective January 1, 2010, Electric Utility will be permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with the PUC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures” and Note 8 to Consolidated Financial Statements. Electric Utility distributes electricity that it purchases from wholesale markets and electricity that customers purchase from other suppliers, if any. See “Gas Utility and Electric Utility Regulation and Rates — Electric Utility Rates.”
As of September 30, 2009, 17 of Electric Utility’s customers have selected an alternative electricity generation supplier. Beginning in 2010, while Electric Utility expects to see an increasing number of customers selecting alternative electricity generation suppliers, it will continue to provide energy to the majority of its distribution customers for the foreseeable future.
Competition
As a result of the Electricity Generation Customer Choice and Competition Act (“ECC Act”), all Pennsylvania retail electric customers have the ability to choose their electric generation supplier. Electric Utility remains the provider of last resort (“POLR”) for its customers who do not choose an alternate electric generation supplier. In Fiscal 2009, Electric Utility served nearly all of the electric customers within its service territory and is the only regulated electric utility having the right, granted by the PUC or by law, to distribute electricity in its service territory. Electricity competes with natural gas, oil, propane and other heating fuels for residential heating purposes.
The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service, have been established in a series of PUC-approved settlements (the “POLR Settlements”). Consistent with the terms of the POLR Settlements, Electric Utility’s total average residential heating customer POLR rates were increased in January 2009 by approximately 1.5% over rates in effect during calendar year 2008. For current rates, see “Gas Utility and Electric Utility Regulation and Rates — Electric Utility Rates.” Beginning January 1, 2010, Electric Utility will be assured recovery of prudently incurred costs and will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues, but will, however, forego the opportunity to recover revenues in excess of actual costs.

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
Electric Transmission and Wholesale Power Sale Rates
FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of the PJM Interconnection, LLC (“PJM”) and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. PJM is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity. Electric Utility receives certain revenues collected by PJM, determined under a formulary rate schedule that is adjusted in June of each year to reflect annual changes in Electric Utility’s electric transmission revenue requirements, when its transmission facilities are used by third parties.
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.
Gas Utility Rates
The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for Gas Utility’s retail core-market customers became effective October 1, 2000 along with a Purchased Gas Cost (“PGC”) variable credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use capacity contracted for by UGI Gas for retail core-market customers.
On August 27, 2009, the PUC approved PNG’s and CPG’s rate case settlement agreements, which resulted in a $19.75 million base rate operating revenue increase for PNG and a $10 million base rate operating revenue increase for CPG. The increases became effective on August 28, 2009.
The gas service tariffs for UGI Gas, PNG and CPG contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels which meet that standard. The PGC mechanism also provides for an annual reconciliation.
UGI Gas has two PGC rates. PGC (1) is applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; PGC (2) is applicable to firm, contractual, high-load factor customers served on three separate rates. PNG and CPG each have one PGC rate applicable to all customers. See Note 8 to Consolidated Financial Statements.
Electric Utility Rates
The most recent general base rate increase for Electric Utility became effective in 1996. Electric Utility’s rates were unbundled into distribution, transmission and generation (POLR or “default service”) components in 1998. In accordance with the POLR Settlements, Electric Utility increased POLR rates annually from 2005 through 2009. The increase implemented January 1, 2009 raised total average residential heating customer rates by approximately 1.5% over rates in effect during calendar year 2008. Electric Utility is also permitted to and has entered into multiple-year fixed-rate POLR contracts with certain of its customers.

PUC default service regulations are applicable to Electric Utility’s provision of default service effective January 1, 2010. Electric Utility, consistent with these regulations, acquired a portion of its default service supplies for certain customer groups for the period of January 1, 2010 through April 30, 2014. Electric Utility received approval from the PUC of (1) default service tariff rules applicable for service rendered on or after January 1, 2010, (2) a reconcilable default service cost rate recovery mechanism to become effective January 1, 2010, (3) a plan for meeting the post-2009 requirements of the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources and (4) a reconcilable AEPS Act cost recovery rate mechanism to become effective January 1, 2010. Under these rules, default service rates for most customers will be adjusted quarterly.
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
Utility Franchises
UGI Utilities, PNG and CPG each hold certificates of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas or electric service. Under applicable Pennsylvania law, UGI Utilities, PNG and CPG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.

Other Government Regulation
In addition to regulation by the PUC and FERC, the gas and electric utility operations of UGI Utilities are subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. UGI Utilities is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by UGI Utilities. See Note 15 to Consolidated Financial Statements.
Employees
At September 30, 2009, UGI Utilities had approximately 1,430 employees.
ENERGY SERVICES
UGI Energy Services, Inc. and its subsidiaries (collectively, “Energy Services”) operate the energy-related businesses described below.
Retail Energy Marketing
Energy Services conducts its energy marketing business under the trade name GASMARK®. Energy Services sells natural gas, liquid fuels and electricity to approximately 8,000 commercial and industrial customers at approximately 25,000 locations. Energy Services serves customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Virginia, West Virginia, North Carolina and the District of Columbia. Energy Services distributes natural gas through the use of the transportation systems of 33 utility systems.
The gas marketing business is a high-revenue, low-margin business. A majority of Energy Services’ commodity sales are made under fixed-price agreements. Energy Services manages supply cost volatility related to these agreements by (i) entering into fixed-price supply arrangements with a diverse group of natural gas producers and holders of interstate pipeline capacity, (ii) entering into exchange-traded natural gas futures contracts which are guaranteed by the New York Mercantile Exchange and have nominal credit risk, (iii) entering into over-the-counter natural gas derivative arrangements with major international banks, and (iv) utilizing supply assets that it owns or manages. Energy Services also bears the risk for balancing and delivering natural gas to its customers under various pipelines and utility company tariffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Disclosures.”
Mid-Stream Assets
Energy Services operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania (“Temple Facility”), and propane storage and propane-air mixing stations in Bethlehem, Reading and Hunlock Creek, Pennsylvania. It also operates propane storage, rail transshipment terminals and propane-air mixing stations in Steelton and Williamsport, Pennsylvania. These assets are used in Energy Services’ energy peaking business that provides supplemental energy, primarily liquefied natural gas and propane-air mixtures, to gas utilities at times of peak demand.
In Fiscal 2009, Energy Services began construction of a propane air plant in White Deer, Pennsylvania to increase its storage and peak capacities. The White Deer propane air plant is expected to be in service in December of 2009. During Fiscal 2009, Energy Services obtained FERC authorizations and began construction on the expansion of its Temple Facility which will increase storage capacity fourfold. The Temple Facility expansion is scheduled to be completed during calendar year 2012. Energy Services also manages natural gas pipeline and storage contracts for UGI Utilities, subject to a competitive bid process.
Energy Services sells propane to large multi-state retailers, including AmeriGas Partners, and to smaller local dealers throughout Virginia and northeast North Carolina, from its propane import and transshipment facility located in Chesapeake, Virginia.

Electric Generation
We have an approximate 6% (102 megawatt) ownership interest in the Conemaugh generation station (“Conemaugh”), a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. Conemaugh is owned by a consortium of energy companies and operated by a unit of Reliant Resources, Inc. Energy Services also owns the Hunlock Station located near Wilkes-Barre, Pennsylvania, which is a 44-megawatt coal-fired facility. The output from these generation assets is sold under fixed-term contracts and on the spot market through PJM. Energy Services is in the process of building a 130-megawatt natural gas fueled power plant to replace the Hunlock facility. This transition from a coal-fired to a natural gas-fueled facility is expected to be completed in fiscal year 2011. The Hunlock Station is expected to be closed during the third quarter of fiscal year 2010.
During Fiscal 2009, Energy Services completed the construction of a landfill gas-fueled electricity generation plant in Hegins, Pennsylvania with gross generating capacity of 11 megawatts of electricity. Energy Services owns and operates the plant which is expected to qualify for renewable energy credits. Energy Services is partnering with Binney & Smith, Inc. and PPL to develop a 15-acre solar panel park to supply 2 megawatts of electrical power to Binney & Smith’s Crayola facility in Easton, Pennsylvania. This solar project is expected to be completed during fiscal year 2010.
Competition
Energy Services competes with other marketers and local utilities to sell natural gas, liquid fuels and related services to customers in its service area principally on the basis of price, customer service and reliability. For electricity generation, Conemaugh and Hunlock Station compete with other generation stations on the PJM interface where sales are based on bid pricing.
Government Regulation
FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the sales for resale of natural gas and related storage and transportation services. Energy Services has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates. Energy Services also has market-based rate authority for power sales to wholesale customers to the extent that Energy Services purchases power in excess of its retail customer needs. Energy Services also owns electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. Energy Services receives certain revenues collected by PJM, determined under a formulary rate schedule. Energy Services is also subject to FERC market manipulation rules and enforcement and regulatory powers. See “Gas Utility and Electric Utility Regulation and Rates — FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers.”
The operation of Hunlock Station generally complies with the air quality standards of the Pennsylvania Department of Environmental Protection (“DEP”) with respect to stack emissions. Under the Federal Water Pollution Control Act, Hunlock Station has a permit from the DEP to discharge water into the North Branch of the Susquehanna River. The federal Clean Air Act Amendments of 1990 impose emissions limitations for certain compounds, including sulfur dioxide and nitrous oxides. Both the Conemaugh Station and the Hunlock Station are in material compliance with these current emission standards. Energy Services is currently assessing the operational impact of compliance with pending environmental regulations related to mercury emission standards for Conemaugh and Hunlock Station.
Energy Services is subject to various federal, state and local environmental, safety and transportation laws and regulations governing the storage, distribution and transportation of propane and the operation of bulk storage LPG terminals. These laws include, among others, the Resource Conservation and Recovery Act, CERCLA, the Clean Air Act, the Occupational Safety and Health Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA imposes joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of federal and most state environmental laws.

Employees
At September 30, 2009, Energy Services and its subsidiaries had approximately 200 employees.
HVAC/R
We conduct a heating, ventilation, air-conditioning, refrigeration and electrical contracting service business through UGI HVAC Enterprises, Inc. (“HVAC/R”) serving portions of eastern Pennsylvania and the Mid-Atlantic region, including the Philadelphia suburbs and portions of New Jersey and northern Delaware. This business serves more than 150,000 customers in residential, commercial, industrial and new construction markets. During Fiscal 2009, HVAC/R generated approximately $85 million in revenues and employed approximately 450 people.
GLOBAL CLIMATE CHANGE
There is a growing concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. While some states have adopted laws regulating the emission of GHGs for some industry sectors, there is currently no federal regulation mandating the reduction of GHG emissions in the United States. In June of 2009, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”). The ACES Act would establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. Subsequently, the United States Senate offered a draft of its own climate change bill, the Clean Energy Jobs and American Power Act. While the Senate’s bill is based on the ACES Act, there are differences between the bills and no legislation can be enacted until a final combined bill is approved by both the House of Representatives and the Senate.
In September of 2009, the Environmental Protection Agency issued a final rule establishing an economy-wide system for mandatory reporting of GHG emissions. Facilities subject to the rule, which include our natural gas distribution businesses and our electricity generation facilities, are required to begin emissions monitoring in January of 2010 and to submit detailed annual reports beginning in March of 2011. The rule does not require affected facilities to implement GHG emission controls or reductions.
Two of the commodities we sell, namely LPG and natural gas, are considered clean alternative fuels under the federal Clean Air Act Amendments of 1990. We anticipate that this will provide us with a competitive advantage over other sources of energy, such as fuel oil and coal, when new climate change regulations become effective. In addition, we are in the process of refining and implementing our strategy to identify both our GHG emissions and our energy consumption in order to be in a position to comply with new regulations and to take advantage of any opportunities that may arise from the regulation of such emissions.
BUSINESS SEGMENT INFORMATION
The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI’s reportable business segments, and to the geographic areas in which we operate, for the 2009, 2008 and 2007 fiscal years appears in Note 21 to Consolidated Financial Statements included in Item 8 of this Report and is incorporated herein by reference.
EMPLOYEES
At September 30, 2009, UGI and its subsidiaries had approximately 9,700 employees.

ITEM 1A.	RISK FACTORS
There are many factors that may affect our business and results of operations. Additional discussion regarding factors that may affect our business and operating results is included elsewhere in this Report.
Decreases in the demand for our energy products and services because of warmer-than-normal heating season weather may adversely affect our results of operations.
Because many of our customers rely on our energy products and services to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 65% to 70% of AmeriGas Partners’ annual retail propane volume, Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) and Antargaz’ annual retail LPG volume has been sold during these months. There can be no assurance that normal winter weather in our market areas will occur in the future.
Our holding company structure could limit our ability to pay dividends or debt service.
We are a holding company whose material assets are the stock of our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our debt, if any, depends on the payment of dividends to us by our principal subsidiaries, AmeriGas, Inc., UGI Utilities, Inc. and UGI Enterprises, Inc. (including Antargaz). Payments to us by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows and, in the case of AmeriGas Partners, the provisions of its partnership agreement. The operations of our subsidiaries are affected by conditions beyond our control, including weather, competition in national and international markets we serve, the costs and availability of propane, butane, natural gas, electricity, and other energy sources and capital market conditions. The ability of our subsidiaries to make payments to us is also affected by the level of indebtedness of our subsidiaries, which is substantial, and the restrictions on payments to us imposed under the terms of such indebtedness.
Our profitability is subject to LPG pricing and inventory risk.
The retail LPG business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over the LPG supply costs. LPG is a commodity, and, as such, its unit price is subject to volatile fluctuations in response to changes in supply or other market conditions. We have no control over these market conditions. Consequently, the unit price of the LPG that our subsidiaries and other marketers purchase can change rapidly over a short period of time. Most of our domestic LPG product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international LPG supply contracts are based on internationally quoted market prices. Because our subsidiaries’ profitability is sensitive to changes in wholesale supply costs, it will be adversely affected if we cannot pass on increases in cost to our customers. Due to competitive pricing in the industry, our subsidiaries may not be able to pass on product cost increases to our customers when product costs rise rapidly, or when our competitors do not raise their product prices. Finally, market volatility may cause our subsidiaries to sell LPG at less than the price at which they purchased it, which would adversely affect our operating results.
Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services.
The trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may reduce the demand for energy products. Prices for LPG and natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs, our prices generally increase which may lead to customer conservation. A reduction in demand could lower our revenues, and therefore, lower our net income and adversely affect our cash flows. State and/or federal regulation may require mandatory conservation measures which would reduce the demand for our energy products. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.
The recent volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates, foreign currency exchange rates and conditions in the credit and capital markets. Recent developments in the credit markets increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that recent financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or could otherwise adversely affect our operating results.
The economic recession, volatility in the stock market and the low interest rate environment may negatively impact our pension liability.
The economic recession, the recent decline in the stock market and the low interest rate environment have had a significant impact on our pension liability and funded status. Additional declines in the stock market and valuation of stocks, combined with continued low interest rates, could further impact our pension liability and increase the amount of required contributions to our pension plans.
Supplier defaults may have a negative effect on our operating results.
When the Company enters into fixed-price sales contracts with customers, it typically enters into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of LPG and natural gas, a default of one or more of our suppliers under such contracts could cause us to purchase LPG and natural gas at higher prices which would have a negative impact on our operating results.
We are dependent on our principal propane suppliers, which increases the risks from an interruption in supply and transportation.
During Fiscal 2009, AmeriGas Propane purchased approximately 80% of its propane needs from ten suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, some of AmeriGas Propane’s suppliers provide more than 50% of its propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings. Antargaz is similarly dependent upon its suppliers. LPG must be imported to meet demand in France. There is no assurance that Antargaz will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow it to remain competitive.
Changes in commodity market prices may have a negative effect on our liquidity.
Depending on the terms of our contracts with suppliers and some large customers, as well as our use of financial instruments to reduce volatility in the cost of LPG, electricity or natural gas, and for all of our contracts with the NYMEX, changes in the market price of LPG, electricity and natural gas can create margin payment obligations for the Company or one of its subsidiaries and expose us to an increased liquidity risk.

Our operations may be adversely affected by competition from other energy sources.
Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.
Our propane businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane. In the United States, propane generally enjoys a competitive price advantage over electricity for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is generally less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in our service areas has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane. As long as natural gas remains a less expensive energy source than propane, our propane business will lose customers in each region into which natural gas distribution systems are expanded. In France, the state-owned natural gas monopoly, Gaz de France, has in the past extended France’s natural gas grid.
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
The retail propane industry in the U.S., France and Austria is mature, with only modest growth in total demand for the product foreseen. Given this limited growth, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the propane industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE and Strategic Accounts programs, as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our results.
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
Regulators may not allow timely recovery of costs for UGI Utilities in the future, which may adversely affect our results of operations.
In our Gas Utility and Electric Utility segments, our operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that UGI Utilities may charge their utility customers, thus impacting the returns that UGI Utilities may earn on the assets that are dedicated to those operations. We expect that PNG and CPG will periodically file requests with the PUC to increase base rates that each company charges customers. If UGI Utilities is required in a rate proceeding to reduce the rates they charge their utility customers, or if UGI Utilities is unable to obtain approval for timely rate increases from the PUC, particularly when necessary to cover increased costs, UGI Utilities’ revenue growth will be limited and earnings may decrease.
Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.
There is a growing concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. In response to this concern, the United States House of Representatives passed the American Clean Energy and Security Act (“ACES Act”) in June of 2009 to establish an economy-wide GHG cap-and-trade system to reduce GHG emissions over time. Subsequently, the United States Senate offered a draft climate change bill, the Clean Energy Jobs and American Power Act, based on the ACES Act. The proposed legislation includes a cap-and-trade policy structure in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. The legislation establishes mechanisms for GHG sources to obtain allowances to emit GHGs during the course of a year which may be used to cover their own emissions or they can be sold to other sources that do not hold enough allowances for their own operations.
It is expected that climate change legislation will continue to be a priority in the foreseeable future and it is anticipated that federal legislation mandating the reduction of GHG emissions on an economy-wide basis may be enacted during calendar year 2010. Increased regulation of GHG emissions, especially in the electric generation and transportation sectors, could impose significant additional costs on UGI and our customers. The impact of legislation and regulations on us will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that domestic and international climate change regulation may have on our business, financial condition or results of operations in the future.
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

Our net income will decrease if we are required to incur additional costs to comply with new governmental safety, health, transportation, tax and environmental regulations.
We are subject to extensive and changing international, federal, state and local safety, health, transportation, tax and environmental laws and regulations governing the storage, distribution and transportation of our energy products.
New regulations, or a change in the interpretation of existing regulations, could result in increased expenditures. In addition, for many of our operations, we are required to obtain permits from regulatory authorities. Failure to obtain or comply with these permits or applicable laws could result in civil and criminal fines or the cessation of the operations in violation. Governmental regulations and policies in the United States and Europe may provide for subsidies or incentives to customers who use alternative fuels instead of carbon fuels. These subsidies and incentives may result in reduced demand for our energy products and services.
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
Our international operations could result in increased risks which may negatively affect our business results.
We currently operate LPG distribution businesses in Europe through our subsidiaries, Antargaz and Flaga and we continue to explore the expansion of our international businesses. As a result, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:
•	costs and difficulties in staffing and managing international operations;

•	tariffs and other trade barriers;

•	difficulties in enforcing contractual rights;

•	longer payment cycles;

•	local political and economic conditions;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”;

•	fluctuations in currency exchange rates, which can affect demand and increase our costs;

•	internal control and risk management practices and policies; and

•
regulatory requirements and changes in regulatory requirements, including French, Austrian and EU competition laws that may adversely affect the terms of contracts with customers, and stricter regulations applicable to the storage and handling of LPG. For additional information see Note 15 to Consolidated Financial Statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 3.	LEGAL PROCEEDINGS
With the exception of those matters set forth in Note 15 to Consolidated Financial Statements, no material legal proceedings are pending involving UGI, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the last fiscal quarter of Fiscal 2009.
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
Market Information
Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2009 Fiscal Year	High	Low
4th Quarter	$26.99	$24.32
3rd Quarter	26.04	22.11
2nd Quarter	27.38	21.135
1st Quarter	26.68	18.69

2008 Fiscal Year	High	Low
4th Quarter	$28.64	$24.35
3rd Quarter	28.87	25.02
2nd Quarter	27.43	23.99
1st Quarter	28.18	24.79

Dividends
Quarterly dividends on our Common Stock were paid in Fiscal 2009 and Fiscal 2008 as follows:

2009 Fiscal Year	Amount
4th Quarter	$0.20000
3rd Quarter	0.19250
2nd Quarter	0.19250
1st Quarter	0.19250

2008 Fiscal Year	Amount
4th Quarter	$0.19250
3rd Quarter	0.18500
2nd Quarter	0.18500
1st Quarter	0.18500
Record Holders
On November 16, 2009, UGI had 8,053 holders of record of Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2009	2008	2007	2006	2005
FOR THE PERIOD:
Income statement data:
Revenues	$5,737.8	$6,648.2	$5,476.9	$5,221.0	$4,888.7

Net income	$258.5	$215.5	$204.3	$176.2	$187.5

Earnings per common share:
Basic	$2.38	$2.01	$1.92	$1.67	$1.81

Diluted	$2.36	$1.99	$1.89	$1.65	$1.77

Cash dividend declared per common share	$0.785	$0.755	$0.723	$0.690	$0.650

AT PERIOD END:
Balance sheet data:
Total assets	$6,042.6	$5,685.0	$5,502.7	$5,080.5	$4,571.5

Capitalization:
Debt:
Bank loans — UGI Utilities	$154.0	$57.0	$190.0	$216.0	$81.2
Bank loans — Antargaz	—	70.4	—	—	—
Bank loans — other	9.1	9.0	8.9	9.4	16.2
Long-term debt (including current maturities):
AmeriGas Propane	865.6	933.4	933.1	933.7	913.5
Antargaz	557.7	537.4	544.9	483.5	431.1
UGI Utilities	640.0	532.0	512.0	512.0	237.0
Other	69.8	66.3	63.5	67.7	62.9

Total debt	2,296.2	2,205.5	2,252.4	2,222.3	1,741.9

Minority interests, principally in AmeriGas Partners	225.4	159.2	192.2	139.5	206.3
Common stockholders’ equity	1,591.4	1,417.7	1,321.9	1,099.6	997.6

Total capitalization	$4,113.0	$3,782.4	$3,766.5	$3,461.4	$2,945.8

Ratio of capitalization:
Total debt	55.8%	58.3%	59.8%	64.2%	59.1%
Minority interests, principally in AmeriGas Partners	5.5%	4.2%	5.1%	4.0%	7.0%
Common stockholders’ equity	38.7%	37.5%	35.1%	31.8%	33.9%

	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our results of operations and our financial condition. MD&A should be read in conjunction with our Items 1 & 2, “Business and Properties,” our Item 1A, “Risk Factors” and our Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 21 to Consolidated Financial Statements.
Executive Overview
Our net income in Fiscal 2009 was $258.5 million, an increase of 20% over Fiscal 2008 net income of $215.5 million. A number of factors contributed to this improved performance. The most significant contributor to the improved performance was a substantial year-over-year decline in LPG commodity costs both in the U.S. and in our International Propane operations. Commodity prices for LPG declined precipitously as we entered our critical winter heating season in the first quarter of Fiscal 2009 following a significant increase in LPG prices during most of the second half of Fiscal 2008. As a result of the declines in LPG commodity prices, our AmeriGas Propane and International Propane businesses realized higher than normal retail unit margins. Although LPG commodity prices rose modestly later in Fiscal 2009 from earlier Fiscal 2009 low levels, U.S. propane commodity prices at the end of Fiscal 2009 were approximately 35% lower than at September 30, 2008, and propane prices in Europe at the end of Fiscal 2009 were approximately 29% lower than at the end of Fiscal 2008. Also contributing to improved performance during Fiscal 2009, most of our domestic and international business units experienced weather that was, to varying degrees, colder than in Fiscal 2008. Our Gas Utility results in Fiscal 2009 were better than in Fiscal 2008 in large part reflecting accretive income from the operations of CPG Gas acquired on October 1, 2008. During Fiscal 2009, CPG Gas and PNG Gas filed separate requests with the PUC to increase base operating revenues. We received PUC approval of increased rates that went into effect in late August 2009. The combined increases in annual base rate revenues approved totaled $29.8 million. Due to the timing of the new rates, they did not have a material impact on our Fiscal 2009 results. Results in Fiscal 2009 also benefited from the Partnership’s November 2008 sale of its California LPG storage facility which increased UGI’s net income by $10.4 million.
Partially offsetting the previously-mentioned contributions to our net income in Fiscal 2009 were lower results from Energy Services and Electric Utility, a charge associated with the Antargaz Competition Authority Matter and the global recession’s effects on general economic activity in all of our business units. Lower and less volatile commodity prices for natural gas and a general decline in demand for electricity due in large part to the economic recession resulted in lower electricity prices in Fiscal 2009. These lower prices resulted in reduced margins from spot sales of electricity. In addition, Energy Services’ electricity generation volumes were reduced by higher production outages and electric generation expenses were higher in Fiscal 2009 due in part to charges related to obligations associated with its ongoing Hunlock Station repowering project. Electric Utility results declined in Fiscal 2009 reflecting the impact of the recession on volumes sold and higher purchased power costs. Our Fiscal 2009 net income was also reduced by a $10.0 million charge at Antargaz based on our initial assessment of a Statement of Objections received from France’s Competition Authority.
The U.S. dollar was stronger versus the euro in Fiscal 2009 compared to Fiscal 2008. Although the stronger dollar generally resulted in lower translated International Propane operating results, the effects of the stronger dollar on reported International Propane net income were substantially offset by gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
Looking ahead, our results in Fiscal 2010 will be influenced by a number of factors including heating-season temperatures in our business units, the length and severity of the global recession on economic activity, and the level and volatility of commodity prices for natural gas, LPG and electricity. As previously mentioned, the precipitous decline in LPG commodity prices principally during the first quarter of Fiscal 2009 resulted in higher than normal unit margins in our AmeriGas Propane and International Propane businesses. We expect that average retail unit margins in Fiscal 2010 in our International Propane business will be lower than the average unit margins realized in Fiscal 2009 when LPG commodity prices declined significantly entering our critical winter heating season. At Energy Services, sustained low prices for electricity sales would continue to negatively impact results. At UGI Utilities, our Electric Utility’s default service settlement with the PUC, which becomes effective January 1, 2010, allows for the recovery of prudently incurred electricity costs but eliminates the opportunity for Electric Utility to realize revenue in excess of such costs on electricity sales. This will result in a reduction in Electric Utility’s Fiscal 2010 operating income.

We believe that each of our business units has sufficient liquidity in the form of revolving credit facilities, letters of credit and guarantee agreements to fund business operations for the foreseeable future. Due in large part to declining commodity prices for LPG and natural gas, Fiscal 2009 cash flow was stronger than Fiscal 2008 as our total investment in working capital, principally accounts receivable and inventories, declined. We do not have significant amounts of long-term debt maturing or revolving credit agreements terminating at our major business units until late in Fiscal 2011.
Results of Operations
The following analyses compare the Company’s results of operations for (1) Fiscal 2009 with Fiscal 2008 and (2) Fiscal 2008 with the year ended September 30, 2007 (“Fiscal 2007”).
Fiscal 2009 Compared with Fiscal 2008
Consolidated Results

					Variance- Favorable
	2009		2008		(Unfavorable)
		% of		% of
	Net	Total		Total
	Income	Net	Net	Net	Net	%
(Millions of dollars)	(Loss)	Income	Income	Income	Income	Change
AmeriGas Propane	$65.0	25.1%	$43.9	20.4%	$21.1	48.1%
International Propane	78.3	30.3%	52.3	24.3%	26.0	49.7%
Gas Utility	70.3	27.2%	60.3	28.0%	10.0	16.6%
Electric Utility	8.0	3.1%	13.1	6.1%	(5.1)	(38.9)%
Energy Services	38.1	14.7%	45.3	21.0%	(7.2)	(15.9)%
Corporate & Other	(1.2)	(0.4)%	0.6	0.2%	(1.8)	N.M.

Total	$258.5	100.0%	$215.5	100.0%	$43.0	20.0%

N.M. — Variance is not meaningful.
Highlights — Fiscal 2009 versus Fiscal 2008
•	Higher unit margins at AmeriGas Propane and Antargaz reflect significant declines in LPG commodity prices entering our critical heating season.
•	Most of our business units experienced Fiscal 2009 heating-season temperatures that were to varying degrees colder than in Fiscal 2008.
•	Fiscal 2009 Gas Utility results include the benefit of the CPG Acquisition on October 1, 2008.
•	AmeriGas Partners’ sale of its California LPG storage terminal generated net income of $10.4 million.
•	The global economic recession reduced overall business activity in all of our business units.
•	International Propane results reflect a $10.0 million charge for the Antargaz Competition Authority Matter.
•	Energy Services’ results were adversely impacted by lower income from electricity generation.
•	Electric Utility results were lower reflecting the effects of higher cost of sales and lower demand as a result of the recession.

			Increase
AmeriGas Propane	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$2,260.1	$2,815.2	$(555.1)	(19.7)%
Total margin (a)	$943.6	$906.9	$36.7	4.0%
Partnership EBITDA (b)	$381.4	$313.0	$68.4	21.9%
Operating income	$300.5	$235.0	$65.5	27.9%
Retail gallons sold (millions)	928.2	993.2	(65.0)	(6.5)%
Degree days — % (warmer) than normal (c)	(2.5)%	(3.0)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements).

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2008 data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories during Fiscal 2009 were 2.5% warmer than normal compared with temperatures in the prior year that were 3.0% warmer than normal. Fiscal 2009 retail gallons sold were 6.5% lower than Fiscal 2008 reflecting, among other things, the adverse effects of the significant deterioration in general economic activity which has occurred over the last year and continued customer conservation. During Fiscal 2009, average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were more than 50% lower than such prices in Fiscal 2008. The decrease in the average wholesale commodity prices in Fiscal 2009 reflects the effects of a precipitous decline in commodity propane prices principally during the first quarter of Fiscal 2009 following a substantial increase in prices during most of the second half of Fiscal 2008. Although wholesale propane prices in Fiscal 2009 rebounded modestly from prices experienced earlier in the year, at September 30, 2009 such prices remained approximately 35% lower than at September 30, 2008.
Retail propane revenues declined $463.2 million in Fiscal 2009 reflecting a $303.6 million decrease as a result of the lower retail volumes sold and a $159.6 million decrease due to lower average selling prices. Wholesale propane revenues declined $69.5 million reflecting an $83.7 million decrease from lower wholesale selling prices partially offset by a $14.2 million increase from higher wholesale volumes sold. Total cost of sales decreased $591.8 million to $1,316.5 million principally reflecting the effects of the previously mentioned lower propane commodity prices and the lower volumes sold.
Total margin was $36.7 million greater in Fiscal 2009 reflecting the beneficial impact of higher than normal retail unit margins resulting from the previously mentioned rapid decline in propane commodity costs that occurred primarily as we entered the critical winter heating season in the first quarter of Fiscal 2009. The increase in total propane margin was partially offset by lower terminal revenue and ancillary sales and fee income.
The $68.4 million increase in Fiscal 2009 Partnership EBITDA reflects the effects of a $39.9 million pre-tax gain from the November 2008 sale of the Partnership’s California LPG storage facility and the previously mentioned $36.7 million increase in total margin. These increases were partially offset by slightly higher operating and administrative expenses and slightly lower other income. The slightly higher operating and administrative expenses reflects, in large part, higher compensation and benefit expenses, higher costs associated with facility maintenance projects and higher litigation and self insured liability and casualty charges offset principally by lower vehicle fuel expenses (due to lower propane, diesel and gasoline prices) and lower Fiscal 2009 uncollectible accounts expense.

Operating income increased $65.5 million in Fiscal 2009 reflecting the previously mentioned $68.4 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.

			Increase
International Propane	2009 (a)	2008	(Decrease)
(Millions of euros)
Revenues	€712.7	€749.8	€(37.1)	(4.9)%
Total margin (b)	€392.7	€314.9	€77.8	24.7%
Operating income	€116.3	€70.4	€45.9	65.2%
Income before income taxes	€95.3	€48.8	€46.5	95.3%

(Millions of dollars)
Revenues	$955.3	$1,124.8	$(169.5)	(15.1)%
Total margin (b)	$525.8	$472.9	$52.9	11.2%
Operating income	$151.4	$106.8	$44.6	41.8%
Income before income taxes	$122.0	$73.0	$49.0	67.1%

Antargaz retail gallons sold	289.3	292.6	(3.3)	(1.1)%
Degree days — % (warmer) than normal (c)	(2.9)%	(4.1)%	—	—

(a)	Reflects the consolidation of ZLH subsequent to Flaga’s January 2009 acquisition of the 50% of ZLH it did not already own.

(b)	Total margin represents total revenues less total cost of sales.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 2.9% warmer than normal during Fiscal 2009 compared with temperatures that were approximately 4.1% warmer than normal during Fiscal 2008. Temperatures in Flaga’s service territory were warmer than normal and warmer than Fiscal 2008. Wholesale propane product costs declined significantly during late Fiscal 2008 and the first quarter of Fiscal 2009 as we entered the critical winter heating season. As a result, the average wholesale commodity price for propane in northwest Europe in Fiscal 2009 was approximately 41% lower than such price in Fiscal 2008. Similar declines in average wholesale butane prices were experienced in Fiscal 2009. Antargaz’ Fiscal 2009 retail LPG volumes were slightly lower than in Fiscal 2008 reflecting the colder Fiscal 2009 weather offset by the effects of the deterioration of general economic conditions in France, customer conservation and competition from alternate energy sources.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During Fiscal 2009, the average currency translation rate was $1.35 per euro compared to a rate of $1.51 per euro during Fiscal 2008. Although the stronger dollar resulted in lower translated International Propane operating results, the effects of the stronger dollar on reported International Propane net income were substantially offset by gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
International Propane euro-based revenues decreased €37.1 million or 4.9% in Fiscal 2009 reflecting lower average selling prices partially offset by an increase in revenues from the consolidation of ZLH. The lower average selling prices reflect the previously mentioned year-over-year decrease in wholesale LPG product costs. In U.S. dollars, revenues declined $169.5 million or 15.1% reflecting the previously mentioned total lower euro-based revenues and the effects of the stronger U.S. dollar. International Propane’s total cost of sales decreased to €320.0 million in Fiscal 2009 from €434.9 million in Fiscal 2008, a 26.4% decline, principally reflecting the lower per-unit LPG commodity costs and, to a much lesser extent, the effects of gains on forward currency contracts used to hedge purchases of dollar-denominated LPG. On a U.S. dollar basis, cost of sales decreased $222.4 million or 34.1%.

International Propane euro-based total margin increased €77.8 million or 24.7% in Fiscal 2009 largely reflecting the beneficial impact of higher than normal retail unit margins at Antargaz resulting from the rapid and sharp decline in LPG commodity costs that occurred as we entered the winter heating season in the first quarter of Fiscal 2009 and, to a lesser extent, incremental total margin from the consolidation of ZLH beginning in January 2009. Also affecting the year-over-year comparison was the fact that Antargaz was adversely affected by lower unit margins in Fiscal 2008 as a result of the rapid increase in LPG product costs which occurred in Fiscal 2008. In U.S. dollars, total margin increased $52.9 million or 11.2% reflecting the effects of the stronger dollar on translated euro base-currency revenues and cost of sales.
International Propane euro-based operating income increased €45.9 million or 65.2% in Fiscal 2009 principally reflecting the previously mentioned increase in total margin reduced by a €7.1 million charge related to a French Competition Authority Matter (as further described below under “Antargaz Competition Authority Matter”) and higher operating and administrative costs. The higher operating and administrative costs principally resulted from the consolidation of the operations of ZLH and, to a much lesser extent, higher operating expenses at Antargaz. On a U.S. dollar basis, operating income increased $44.6 million or 41.8% reflecting the previously-mentioned increase in U.S. dollar-denominated total margin and lower U.S. dollar-denominated operating and administrative expenses and depreciation and amortization partially offset by the $10.0 million charge related to the Antargaz Competition Authority Matter. Euro-based income before income taxes was €46.5 million (95.3%) greater than in the prior year principally reflecting the higher operating income and lower average effective interest rates on Antargaz’ term loan. In U.S. dollars, income before income taxes increased $49.0 million (67.1%) reflecting the benefit of the higher dollar-denominated operating income and lower Antargaz interest expense including the effects of the stronger dollar. Loss from International Propane equity investees was higher in Fiscal 2009 due to expenditures associated with the anticipated closure of an LPG storage facility.

Gas Utility	2009	2008	Increase
(Millions of dollars)
Revenues	$1,241.0	$1,138.3	$102.7	9.0%
Total margin (a)	$387.8	$307.2	$80.6	26.2%
Operating income	$153.5	$137.6	$15.9	11.6%
Income before income taxes	$111.3	$100.5	$10.8	10.7%
System throughput — billions of cubic feet (“bcf”)	149.7	133.7	16.0	12.0%
Degree days — % colder (warmer) than normal (b)	4.1%	(2.7)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990–2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 4.1% colder than normal in Fiscal 2009 compared with temperatures that were 2.7% warmer than normal in Fiscal 2008. In Fiscal 2009, Gas Utility began calculating normal degree days using the 15-year period 1990-2004. Previously, normal degree days were based upon recent 30-year periods. For comparison purposes, the Fiscal 2008 weather variance has been recalculated using the new 15-year period. Total distribution throughput increased 16.0 bcf in Fiscal 2009 principally reflecting the effects of the October 1, 2008 CPG Acquisition and increases in core-market volumes resulting from the colder Fiscal 2009 weather and year-over-year customer growth. Gas Utility’s core-market customers principally comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. These increases in system throughput were partially offset by the effects on volumes sold and transported due to lower demand from commercial and industrial customers as a result of the deterioration in general economic activity and customer conservation.

Gas Utility revenues increased $102.7 million in Fiscal 2009 principally reflecting $187.4 million of incremental revenues from CPG Gas largely offset by lower revenues from low-margin off-system sales. Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $853.2 million in Fiscal 2009 compared with $831.1 million in Fiscal 2008 principally reflecting incremental cost of sales of $117.0 million associated with CPG Gas partially offset principally by the cost of sales effect of the lower off-system sales.
Gas Utility total margin increased $80.6 million in Fiscal 2009 principally reflecting incremental margin from CPG Gas and higher total core-market margin resulting from the higher core-market volumes sold.
The increase in Gas Utility operating income during Fiscal 2009 principally reflects the previously mentioned greater total margin partially offset by higher operating and administrative and depreciation expenses, principally incremental expenses associated with CPG Gas, and, to a lesser extent, higher pension expense, costs associated with environmental matters and greater distribution system maintenance expenses. Income before income taxes also increased reflecting the previously mentioned higher operating income partially offset by higher interest expense associated with $108 million Senior Notes issued to finance a portion of the CPG Acquisition.

Electric Utility	2009	2008	Decrease
(Millions of dollars)
Revenues	$138.5	$139.2	$(0.7)	(0.5)%
Total margin (a)	$39.3	$47.0	$(7.7)	(16.4)%
Operating income	$15.4	$24.4	$(9.0)	(36.9)%
Income before income taxes	$13.7	$22.4	$(8.7)	(38.8)%
Distribution sales — millions of kilowatt hours (“gwh”)	965.7	1,004.4	(38.7)	(3.9)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $7.6 million and $7.9 million during Fiscal 2009 and Fiscal 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in Fiscal 2009 were lower than in Fiscal 2008. Temperatures based upon heating degree days in Electric Utility’s service territory were approximately 5.0% colder than last year resulting in greater sales to Electric Utility’s residential heating customers. These greater sales were more than offset, however, by lower sales to commercial and industrial customers as a result of the deterioration in general economic activity and lower weather-related air-conditioning sales during the summer of Fiscal 2009. Notwithstanding the lower sales, Electric Utility revenues were about equal with last year as a result of higher POLR rates and greater revenues from spot market sales of electricity. Electric Utility cost of sales increased to $91.6 million in Fiscal 2009 from $84.3 million in Fiscal 2008 principally reflecting greater purchased power costs.
Electric Utility total margin decreased $7.7 million during Fiscal 2009 principally reflecting the higher cost of sales and the effects of the lower sales volumes.

Electric Utility operating income and income before income taxes in Fiscal 2009 were $9.0 million and $8.7 million lower than in Fiscal 2008, respectively, reflecting the previously mentioned lower total margin and higher operating and administrative costs including higher customer assistance expenses and greater pension expense.

			Increase
Energy Services	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$1,224.7	$1,619.5	$(394.8)	(24.4)%
Total margin (a)	$126.2	$124.1	$2.1	1.7%
Operating income	$64.8	$77.3	$(12.5)	(16.2)%
Income before income taxes	$64.8	$77.3	$(12.5)	(16.2)%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues declined $394.8 million or 24.4% in Fiscal 2009 principally reflecting the effects on revenues of lower unit prices for natural gas, electricity and propane due to year-over-year declines in such energy commodity prices.
Total margin from Energy Services increased $2.1 million in Fiscal 2009 reflecting greater total margin principally from peaking supply services and retail electricity sales partially offset by lower electric generation total margin. The decrease in electric generation total margin reflects lower spot-market prices for electricity and lower volumes generated due in large part to electricity generation facility outages. The decrease in Energy Service’s operating income and income before income taxes in Fiscal 2009 largely reflects the previously mentioned increase in total margin more than offset by higher electric generation operating and maintenance costs and charges related to obligations associated with its ongoing Hunlock Station repowering project, and higher asset management costs. The decrease in operating income and income before income taxes also reflects greater costs associated with Energy Service’s receivables securitization facility as a result of higher amounts needed to fund futures brokerage account margin calls and greater facility fees subsequent to the renewal of the securitization facility in April 2009.
Interest Expense and Income Taxes. Consolidated interest expense decreased slightly to $141.1 million in Fiscal 2009 from $142.5 million in Fiscal 2008 principally due to lower International Propane interest expense, attributable to lower effective interest rates and the stronger U.S. dollar, lower interest on UGI Utilities revolving credit agreement borrowings and lower interest expense on AmeriGas Propane long-term debt largely offset by incremental interest expense on CPG Acquisition debt. Our effective income tax rate in Fiscal 2009 was comparable to our rate in Fiscal 2008.
Fiscal 2008 Compared with Fiscal 2007
Consolidated Results

					Variance- Favorable
	2008		2007		(Unfavorable)
		% of		% of
		Total	Net	Total
	Net	Net	Income	Net	Net	%
(Millions of dollars)	Income	Income	(Loss)	Income	Income	Change
AmeriGas Propane	$43.9	20.4%	$53.2	26.0%	$(9.3)	(17.5)%
International Propane	52.3	24.3%	44.9	22.0%	7.4	16.5%
Gas Utility	60.3	28.0%	59.0	28.9%	1.3	2.2%
Electric Utility	13.1	6.1%	13.7	6.7%	(0.6)	(4.4)%
Energy Services	45.3	21.0%	34.5	16.9%	10.8	31.3%
Corporate & Other	0.6	0.2%	(1.0)	(0.5)%	1.6	N.M.

Total	$215.5	100.0%	$204.3	100.0%	$11.2	5.5%

N.M. — Variance is not meaningful.

Highlights — Fiscal 2008 versus Fiscal 2007
•	Energy Services Fiscal 2008 results benefited from greater income from peaking supply and storage management services and higher electric generation margin.
•	Fiscal 2008 International Propane results improved driven by a return to more normal weather compared with the record-setting warm weather experienced in Fiscal 2007.
•
Significant increases in LPG cost during most of Fiscal 2008 caused all propane businesses to experience increased conservation and certain of our International Propane business units to experience modest unit margin reductions.

•	AmeriGas Propane total margin was higher in Fiscal 2008 despite the effects of price-induced customer conservation on volumes sold.

			Increase
AmeriGas Propane	2008	2007	(Decrease)
(Millions of dollars)
Revenues	$2,815.2	$2,277.4	$537.8	23.6%
Total margin (a)	$906.9	$840.2	$66.7	7.9%
Partnership EBITDA (b)	$313.0	$338.7	$(25.7)	(7.6)%
Operating income	$235.0	$265.8	$(30.8)	(11.6)%
Retail gallons sold (millions)	993.2	1,006.7	(13.5)	(1.3)%
Degree days — % (warmer) than normal (c)	(3.0)%	(6.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements).

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Fiscal 2008 data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in AmeriGas Propane’s service territories were 3.0% warmer than normal in Fiscal 2008 compared with temperatures that were 6.5% warmer than normal in Fiscal 2007. Notwithstanding the slightly colder Fiscal 2008 weather and the full year benefits of acquisitions made in Fiscal 2007, retail gallons sold were slightly lower reflecting, among other things, customer conservation in response to increasing propane product costs and a weak economy. The average wholesale propane product cost at Mont Belvieu, Texas, increased nearly 50% during Fiscal 2008 over the average cost during Fiscal 2007.
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

			Increase
International Propane	2008	2007	(Decrease)
(Millions of euros)
Revenues	€749.8	€602.4	€147.4	24.5%
Total margin (a)	€314.9	€309.8	€5.1	1.6%
Operating income	€70.4	€73.3	€(2.9)	(4.0)%
Income before income taxes	€48.8	€51.4	€(2.6)	(5.1)%

(Millions of dollars)
Revenues	$1,124.8	$800.4	$324.4	40.5%
Total margin (a)	$472.9	$411.8	$61.1	14.8%
Operating income	$106.8	$94.5	$12.3	13.0%
Income before income taxes	$73.0	$64.1	$8.9	13.9%

Antargaz retail gallons sold (millions)	292.6	269.1	23.5	8.7%
Degree days — % (warmer) than normal (b)	(4.1)%	(21.1)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
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
International propane euro-based revenues increased €147.4 million principally reflecting higher Antargaz and Flaga average selling prices during Fiscal 2008 and the higher Antargaz and Flaga retail volumes sold. International Propane’s total cost of sales increased to €434.9 million in Fiscal 2008 from € 292.6 million in Fiscal 2007, largely reflecting the higher per-unit LPG commodity costs, the greater volumes sold and, to a much lesser extent, higher losses on forward currency contracts.
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

Gas Utility	2008	2007	Increase
(Millions of dollars)
Revenues	$1,138.3	$1,044.9	$93.4	8.9%
Total margin (a)	$307.2	$303.4	$3.8	1.3%
Operating income	$137.6	$136.6	$1.0	.7%
Income before income taxes	$100.5	$96.7	$3.8	3.9%
System throughput — billions of cubic feet (“bcf”)	133.7	131.8	1.9	1.4%
Degree days — % (warmer) than normal (b)	(2.7)%	(2.4)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 2.7% warmer than normal in Fiscal 2008 compared with temperatures that were 2.4% warmer than normal in Fiscal 2007. Total distribution system throughput increased 1.9 bcf in Fiscal 2008 principally reflecting greater interruptible delivery service volumes (principally volumes associated with low margin cogeneration customers) and an increase in the number of Gas Utility core market customers partially offset by lower average usage per customer due in large part to price-induced customer conservation and a weak economy.
Gas Utility revenues increased $93.4 million in Fiscal 2008 principally reflecting a $57.4 million increase in revenues from off-system sales and the effects of higher average PGC rates on retail core-market revenues. Gas Utility’s cost of sales was $831.1 million in Fiscal 2008 compared with $741.5 million in Fiscal 2007 principally reflecting the greater off-system sales and the increase in average retail core-market PGC rates.
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

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $7.9 million and $6.9 million during Fiscal 2008 and Fiscal 2007, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in Fiscal 2008 were about equal to Fiscal 2007 on heating-season weather that was slightly warmer and cooling-season weather that was slightly cooler. Electric Utility revenues increased $17.3 million principally as a result of higher POLR rates. Electric Utility cost of sales increased to $84.3 million in Fiscal 2008 from $67.8 million in the prior year principally reflecting higher per-unit purchased power costs.
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
Total margin from Energy Services was $23.2 million higher in Fiscal 2008 reflecting greater total margin from peaking supply and storage management services, due in part to the expansion of peaking facilities and higher peaking rates charged, and higher electric generation margin resulting in large part from higher spot-market and fixed contract prices for electricity in Fiscal 2008 compared with Fiscal 2007. The increase in Energy Service’s operating income and income before income taxes in Fiscal 2008 principally reflects the previously mentioned $23.2 million increase in total margin partially offset by slightly higher operating and administrative expenses.
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

Financial Condition and Liquidity
We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with proceeds from credit facilities or, in the case of Energy Services, a receivables securitization facility. These facilities are further described below. Long-term cash needs are generally met through issuance of long-term debt or equity securities.
Our cash and cash equivalents, excluding cash included in commodity futures brokerage accounts that are restricted from withdrawal, totaled $280.1 million at September 30, 2009 compared with $245.2 million of such cash and cash equivalents at September 30, 2008. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2009 and 2008 UGI had $102.7 million and $97.2 million, respectively, of cash and cash equivalents. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.
The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units.
AmeriGas Propane’s ability to pay dividends to UGI is dependent upon distributions it receives from AmeriGas Partners. At September 30, 2009, our 44% effective ownership interest in the Partnership consisted of approximately 24.7 million Common Units and combined 2% general partner interests. Approximately 45 days after the end of each fiscal quarter, the Partnership distributes all of its Available Cash (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the “Partnership Agreement”) relating to such fiscal quarter. The ability of the Partnership to pay distributions depends upon a number of factors. These factors include (1) the level of Partnership earnings; (2) the cash needs of the Partnership’s operations (including cash needed for maintaining and increasing operating capacity); (3) changes in operating working capital; and (4) the ability of the Partnership to borrow under its Credit Agreement, to refinance maturing debt and to increase its long-term debt. Some of these factors are affected by conditions beyond the Partnership’s control including weather, competition in markets it serves, the cost of propane and capital market conditions.
During Fiscal 2009, Fiscal 2008 and Fiscal 2007, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

Year Ended September 30,	2009	2008	2007
(Millions of dollars)
AmeriGas Propane	$39.3	$38.6	$53.8
UGI Utilities	61.2	68.8	40.0
International Propane	39.0	45.8	53.5
Energy Services	—	18.4	6.1

Total	$139.5	$171.6	$153.4

Dividends from AmeriGas Propane in Fiscal 2009 and Fiscal 2007 include the benefit of one-time $0.17 and $0.25 per Common Unit increases in the August 2009 and August 2007 quarterly distributions resulting from Fiscal 2009 and Fiscal 2007 sales of Partnership storage facilities, respectively (see below and Note 4 to Consolidated Financial Statements). Due to greater cash required for capital project expenditures, Energy Services did not pay dividends to UGI in Fiscal 2009 and received capital contributions from UGI totaling $46.8 million.
On April 29, 2009, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.20 per common share or $0.80 per common share on an annual basis. This quarterly dividend reflects an approximate 4% increase from the previous quarterly dividend rate of $0.1925. The new quarterly dividend rate was effective with the dividend paid on July 1, 2009 to shareholders of record on June 15, 2009. On April 28, 2009, the General Partner’s Board of Directors approved a Partnership distribution of $0.67 per Common Unit equal to an annual rate of $2.68 per Common Unit. This quarterly distribution reflects an increase of approximately 5% from the previous quarterly distribution rate of $0.64 per Common Unit. The new quarterly rate was effective with the distribution paid on May 18, 2009 to unitholders of record on May 8, 2009. On July 27, 2009, the General Partner’s Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution included the regular quarterly distribution of $0.67 per Common Unit and an additional $0.17 per Common Unit reflecting a one-time distribution of a portion of the proceeds from the Partnership’s November 2008 sale of its California storage facility.

Long-term Debt and Credit Facilities
The Company’s debt outstanding at September 30, 2009 totaled $2,296.2 million (including current maturities of long-term debt of $94.5 million) compared to $2,205.5 million of debt outstanding (including current maturities of long-term debt of $81.8 million) at September 30, 2008. Total debt outstanding at September 30, 2009 reflects the issuance of $108 million of UGI Utilities Senior Notes in conjunction with the CPG Acquisition. Total debt outstanding at September 30, 2009 principally consists of $865.6 million of Partnership debt, $622.9 million (€425.6 million) of International Propane debt, $794 million of UGI Utilities’ debt, and $13.7 million of other debt.
Due to the seasonal nature of the Company’s businesses, operating cash flows are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities primarily use bank loans to satisfy their seasonal operating cash flow needs. Energy Services uses its Receivables Facility to satisfy its operating cash flow needs. During Fiscal 2009, Fiscal 2008 and Fiscal 2007, Antargaz generally funded its operating cash flow needs without using its revolving credit facility.
AmeriGas Partners. AmeriGas Partners’ total debt at September 30, 2009 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $5.9 million of other long-term debt. At September 30, 2009, there were no borrowings outstanding under AmeriGas OLP’s revolving credit agreements. In March 2009, AmeriGas OLP repaid $70 million of maturing First Mortgage Notes with cash generated from operations.
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
In order to provide for increased liquidity principally for cash collateral requirements, on April 17, 2009, AmeriGas OLP entered into a $75 million unsecured revolving credit facility (“2009 AmeriGas Supplemental Credit Agreement”) with three major banks. The 2009 AmeriGas Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.
There were no borrowings outstanding under the credit agreements at September 30, 2009. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $37.0 million at September 30, 2009. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the credit agreements in Fiscal 2009 were $43.8 million and $184.5 million, respectively. The average daily and peak bank loan borrowings outstanding under the AmeriGas OLP Credit Agreement in Fiscal 2008 were $39.1 million and $106.0 million, respectively. The higher peak bank loan borrowings in Fiscal 2009 resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At September 30, 2009, the Partnership’s available borrowing capacity under the credit agreements was $238.0 million.
Based upon existing cash balances, cash expected to be generated from operations and borrowings available under AmeriGas OLP’s credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010. For a more detailed discussion of the Partnership’s credit facilities, see Note 5 to Consolidated Financial Statements.

International Propane. International Propane’s total debt at September 30, 2009 includes long-term debt principally comprising $556.1 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and $54.1 million (€37.0 million) outstanding under Flaga’s term loans. International Propane debt outstanding at September 30, 2009 also includes combined borrowings of $9.1 million (€6.2 million) under Flaga’s working capital facilities and $3.6 million (€2.5 million) of other long-term debt.
Antargaz. Antargaz has a five-year, floating rate Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz executed interest rate swap agreements to fix the underlying euribor rate of interest on the term loan at approximately 3.25% for the duration of the loan. The effective interest rate on Antargaz’ term loan at September 30, 2009 was 3.94%. The Senior Facilities Agreement also includes a €50 million letter of credit facility. In order to minimize the interest margin it pays on Senior Facilities Agreement borrowings, in September 2008 Antargaz borrowed €50 million ($70.4 million), the total amount available under its revolving credit facility, which amount remained outstanding at September 30, 2008. This amount is included in bank loans on the September 30, 2008 Consolidated Balance Sheet. This borrowing was repaid by Antargaz on October 27, 2008. Excluding this borrowing in September 2008, no other amounts were borrowed under Antargaz’ revolving credit facility during Fiscal 2009 or Fiscal 2008.
The Senior Facilities Agreement restricts the ability of Antargaz to, among other things, incur additional indebtedness and make investments. For a more detailed discussion of Antargaz’ debt, see Note 5 to Consolidated Financial Statements.
Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010 with cash generated from operations, borrowings under its revolving credit facility and guarantees under its letter of credit facility.
Flaga. Flaga has two euro-based, amortizing variable-rate term loans. The principal outstanding on the first term loan was €30 million ($43.9 million) at September 30, 2009. Flaga has effectively fixed the euribor component of its interest rate on this term loan through September 2011 at 3.91% by entering into an interest rate swap agreement. The effective interest rate on this term loan at September 30, 2009 was 4.28%. The second euro-based variable-rate term loan, executed in August 2009, had an outstanding principal balance of €7 million ($10.2 million) on September 30, 2009. This term loan matures in June 2014. Flaga has effectively fixed the euribor component of its interest rate on this term loan at 2.16% by entering into an interest rate swap agreement. The effective interest rate on this term loan at September 30, 2009 was 5.03%.
Flaga has two working capital facilities totaling €24 million. Flaga has a multi-currency working capital facility that provides for borrowings and issuances of guarantees totaling €16 million of which €2.1 million ($3.0 million) was outstanding at September 30, 2009. Flaga also has an €8 million euro-denominated working capital facility of which €4.1 million ($6.1 million) was outstanding at September 30, 2009. Issued and outstanding guarantees, which reduce available borrowings under the working capital facilities, totaled €2.7 million ($3.9 million) at September 30, 2009. Amounts outstanding under the working capital facilities are classified as bank loans. During Fiscal 2009 and Fiscal 2008, peak bank loan borrowings totaled €18.6 million and €6.9 million, respectively. Average daily bank loan borrowings during Fiscal 2009 and Fiscal 2008 were €11.5 million and €5.6 million, respectively. For a more detailed discussion of Flaga’s debt, see Note 5 to Consolidated Financial Statements.
Based upon cash generated from operations, borrowings under its working capital facilities and capital contributions from UGI, Flaga’s management believes it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010.
UGI Utilities. UGI Utilities’ total debt at September 30, 2009 includes long-term debt comprising $383 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at September 30, 2009 also includes $154 million outstanding under UGI Utilities’ Revolving Credit Agreement.

UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement. This agreement expires in August 2011. Amounts outstanding under the Revolving Credit Agreement are classified as bank loans on the Consolidated Balance Sheets. During Fiscal 2009 and Fiscal 2008, peak bank loan borrowings totaled $312 million and $267 million, respectively. Average daily bank loan borrowings were $180.0 million in Fiscal 2009 and $121.0 million in Fiscal 2008. Revolving Credit Agreement borrowings were greater in Fiscal 2009 due in large part to increases in margin deposits associated with natural gas futures contracts as a result of declines in wholesale natural gas prices. UGI Utilities’ Revolving Credit Agreement requires it to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.
Based upon cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under its Revolving Credit Agreement, UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2010. For a more detailed discussion of UGI Utilities’ long-term debt and Revolving Credit Agreement, see Note 5 to Consolidated Financial Statements.
Energy Services. Energy Services has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2010, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Management expects it will extend or replace the Receivables Facility prior to its termination date. Under the Receivables Facility, Energy services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. At September 30, 2009, the outstanding balance of ESFC trade receivables was $38.2 million which is net of $31.3 million that was sold to the commercial paper conduit and removed from the balance sheet. During Fiscal 2009 and Fiscal 2008, peak sales of receivables were $139.7 million and $71.0 million, respectively. The greater peak sales in Fiscal 2009 reflect greater cash needed to fund collateral deposits on natural gas NYMEX futures accounts due to the sharp decline in natural gas prices. Based upon cash expected to be generated from operations, borrowings available under its Receivables Facility and capital contributions from UGI for capital projects, management believes that Energy Services will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2010. For a more detailed discussion of the Receivables Facility, see Note 18 to Consolidated Financial Statements.
Cash Flows
Operating Activities. Year-to-year variations in cash flow from operations can be significantly affected by changes in operating working capital especially during periods of volatile energy commodity prices. During Fiscal 2009, commodity prices of LPG and natural gas decreased significantly compared with significant price increases during most of the second half of Fiscal 2008. The Fiscal 2009 decline in such commodity prices resulted in reduced investments in accounts receivable and LPG inventories which had the effect of significantly increasing cash flow from operating activities as further described below. Antargaz and the Partnership ended Fiscal 2009 with no bank loans outstanding and cash balances of $79.0 million and $59.2 million, respectively.
Cash flow provided by operating activities was $665.0 million in Fiscal 2009, $464.4 million in Fiscal 2008 and $456.2 million in Fiscal 2007. Cash flow from operating activities before changes in operating working capital was $611.7 million in Fiscal 2009, $525.3 million in Fiscal 2008 and $518.4 million in Fiscal 2007. The significant increase in Fiscal 2009 cash flow from operating activities before changes in operating working capital reflects the improved operating results of Antargaz and the Partnership as well as the effects of the CPG Acquisition on October 1, 2008. Changes in operating working capital provided (used) operating cash flow of $53.3 million in Fiscal 2009, $(60.9) million in Fiscal 2008 and $(62.2) million in Fiscal 2007. Cash flow from changes in operating working capital principally reflects the impacts of changes in LPG and natural gas prices on cash receipts from customers as reflected in changes in accounts receivable and accrued utility revenues; the timing of purchases and changes in LPG and natural gas prices on our investments in inventories; the timing of natural gas cost recoveries through Gas Utility’s PGC recovery mechanism; and the effects of the timing of payments and changes in purchase price per gallon of LPG and natural gas on accounts payable. Significantly greater Fiscal 2009 cash provided by changes in the Partnership’s and Antargaz’ accounts receivable and inventories principally reflects the effects on net cash receipts from customers and cash expenditures for purchases of inventories resulting from the lower Fiscal 2009 LPG prices. The significant increase in cash used to fund changes in accounts payable in Fiscal 2009 is principally due to the timing of payments and lower purchased prices for natural gas and LPG.

Investing Activities. Investing activity cash flow is principally affected by expenditures for property, plant and equipment; cash paid for acquisitions of businesses; changes in restricted cash balances and proceeds from sales of assets. Net cash flow used in investing activities was $519.9 million in Fiscal 2009, $289.5 million in Fiscal 2008 and $223.8 million in Fiscal 2007. The primary reason for the increase in cash used by investing activities in Fiscal 2009 was business acquisitions, principally the CPG Acquisition, and greater cash expenditures for property, plant and equipment. Fiscal 2009 capital expenditures were higher due in large part to Energy Services’ capital project expenditures, increased Gas Utility capital expenditures associated with CPG Gas, and greater Partnership capital expenditures associated with a system software replacement project. Fiscal 2009 investing activity cash flows also reflect a reduction in restricted cash in natural gas futures brokerage accounts of $63.3 million compared with an increase of $57.5 million in Fiscal 2008. Changes in restricted cash in futures brokerage accounts are the result of the timing of settlement of natural gas futures contracts and changes in natural gas prices. During Fiscal 2009 and Fiscal 2007, the Partnership received $42.4 million and $49.0 million, respectively, in cash proceeds from the sales of propane storage facilities.
Financing Activities. Cash flow used by financing activities was $114.6 million, $180.1 million and $178.5 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net bank loan borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units and issuances of UGI and AmeriGas Partners equity instruments.
Fiscal 2009 issuances of long-term debt includes $108 million of Medium-Term Notes issued by UGI Utilities to finance a portion of the CPG Acquisition and a €7 million ($10.0) term loan issued by Flaga to fund a portion of the ZLH acquisition. During Fiscal 2009, AmeriGas OLP repaid $70 million of maturing First Mortgage Notes using cash generated from operations and Flaga made scheduled repayments of €6 million ($8.4) on its term loan. Changes in bank loans during Fiscal 2009 principally reflect $97 million of net borrowings by UGI Utilities offset in large part by Antargaz’ October 2008 repayment of its €50 million ($70.4 million) revolving credit facility loan borrowed in September 2008.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions but include capital leases) by our business segments for Fiscal 2009, Fiscal 2008 and Fiscal 2007. We also provide amounts we expect to spend in Fiscal 2010. We expect to finance Fiscal 2010 capital expenditures principally from cash generated by operations, borrowings under credit facilities and cash on hand.

Year Ended September 30,	2010	2009	2008	2007
(Millions of dollars)	(estimate)
AmeriGas Propane	$82.0	$78.7	$62.8	$73.8
International Propane	78.6	76.3	75.0	64.3
Gas Utility	71.1	73.8	58.3	66.2
Electric Utility	12.9	5.3	6.0	7.2
Energy Services	106.6	66.2	30.7	10.7
Other	3.0	1.4	1.4	0.9

	$354.2	$301.7	$234.2	$223.1

The increases in Energy Services’ capital expenditures in Fiscal 2008, Fiscal 2009 and Fiscal 2010 principally reflect capital expenditures related to electric generation, LNG storage and peaking assets projects. The greater Electric Utility capital expenditures in Fiscal 2010 reflect increased electricity transmission capacity associated with additions to electric generating capacity in its service territory. Energy Services’ Fiscal 2009 capital expenditures were financed in large part by capital contributions from UGI. Energy Services’ expenditures in Fiscal 2010 principally relating to its Hunlock Station repowering project and an LNG storage expansion project are expected to be financed from capital contributions from UGI and bank borrowings. In addition, during Fiscal 2011 and Fiscal 2012 Energy Services expects to spend a total of approximately $90 million associated with these projects which amount is expected to be similarly financed. AmeriGas Propane capital expenditures in Fiscal 2009 and Fiscal 2010 include expenditures associated with a system software replacement.

Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2009. Such obligations include scheduled repayments of long-term debt, interest on long-term fixed-rate debt, operating lease payments, unconditional purchase obligations for pipeline capacity, pipeline transportation and natural gas storage services and commitments to purchase natural gas, LPG and electricity, capital expenditures and derivative financial instruments. The following table presents contractual cash obligations under agreements existing as of September 30, 2009:

	Payments Due by Period
		Fiscal	Fiscal	Fiscal
(Millions of dollars)	Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt (a)	$2,133.1	$94.5	$654.5	$139.7	$1,244.4
Interest on long-term fixed rate debt (b)	805.4	126.6	200.8	172.2	305.8
Operating leases	230.5	61.5	86.0	49.8	33.2
AmeriGas Propane supply contracts	50.5	50.5	—	—	—
International Propane supply contracts	238.9	238.9	—	—	—
Energy Services supply contracts	545.2	436.4	108.8	—	—
Gas Utility and Electric Utility supply, storage and transportation contracts	558.0	218.9	182.7	101.0	55.4
Derivative financial instruments (c)	31.1	25.4	5.7	—	—
Other purchase obligations (d)	48.3	43.6	4.7	—	—

Total	$4,641.0	$1,296.3	$1,243.2	$462.7	$1,638.8

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates adjusted for the effects of interest rate swaps.

(c)
Represents the sum of amounts due from us if derivative financial instrument liabilities were settled at the September 30, 2009 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate swaps).

(d)	Includes material capital expenditure obligations.
Components of other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2009 principally comprise refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 15); pension and other post-employment benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 7); and liabilities associated with executive compensation plans (see Note 13). These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. In addition, we have committed to invest over the next several years a total of up to $25 million in a limited partnership that will focus on investments in the alternative energy sector.
Significant Acquisitions and Dispositions
On October 1, 2008, UGI Utilities acquired all of the issued and outstanding stock of PPL Gas Utilities Corporation (now named UGI Central Penn Gas, Inc., “CPG”), the natural gas distribution utility of PPL (the “CPG Acquisition”), for cash consideration of $303.0 million less a final working capital adjustment of $9.7 million. Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas OLP for cash consideration of $33.6 million less a final working capital adjustment of $1.4 million (the “Penn Fuels Acquisition”). CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition with a combination of $120 million cash contributed by UGI on September 25, 2008, proceeds from the issuance of $108 million principal amount of 6.375% Senior Notes due 2013 and approximately $75.0 million of borrowings under UGI Utilities’ Revolving Credit Agreement. AmeriGas OLP funded the acquisition of the assets of CPP with borrowings under the AmeriGas Credit Agreement, and UGI Utilities used the $33.6 million of cash proceeds from the sale of the assets of CPP to reduce its revolving credit agreement borrowings.

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
Antargaz Competition Authority Matter
In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. In July 2008, France’s Autorité de la concurrence (“Competition Authority”) interviewed Mr. Varagne, as President of Antargaz and President of the industry association, Comité Français du Butane et du Propane, about competitive practices in the LPG cylinder market in France.
On July 21, 2009, Antargaz received a Statement of Objections from the Competition Authority with respect to the investigation of Antargaz by the DGCCRF. A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.
We have completed our review of the Statement of Objections and the related evidence and filed our written response with the Competition Authority on October 21, 2009. The Competition Authority will undertake a review of Antargaz’ response and begin preparation of its final pleading on the claims. This process is anticipated to take several months and Antargaz will have the opportunity to prepare a response to the Competition Authority’s final pleading. Based on an assessment of the information contained in the Statement, during the quarter ended June 30, 2009 we recorded a provision of $10.0 million (€7.1 million) related to this matter which amount is reflected in other income, net on the Fiscal 2009 Consolidated Statement of Income. The final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter (see Note 15 to the Consolidated Financial Statements).
Pension Plans
As of September 30, 2009, we sponsor two defined benefit pension plans (“Pension Plans”) for employees hired prior to January 1, 2009 of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans the plans’ assets and benefit obligations of which are not material.

Effective December 31, 2008, we merged two of our domestic defined benefit pension plans. As a result of the merger, we were required under U.S. generally accepted accounting principles (“GAAP”) to remeasure the combined plan’s assets and benefit obligations as of December 31, 2008. As a result of the remeasurement, Fiscal 2009 pension expense increased approximately $4.2 million for the period subsequent to the remeasurement due to the amortization of actuarial losses resulting from the general decline in the financial markets during Fiscal 2008 and Fiscal 2009 and a lower discount rate. The fair value of Pension Plans’ assets totaled $276.4 million and $241.0 million at September 30, 2009 and 2008, respectively. At September 30, 2009 and 2008, the underfunded position of Pension Plans, defined as the excess of the projected benefit obligations (“PBOs”) over the Pension Plans’ assets, was $145.6 million and $59.6 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. We anticipate that we will be required to make contributions to the Pension Plans during Fiscal 2010 but we do not expect such contributions to be material. Pre-tax pension costs associated with Pension Plans in Fiscal 2009 was $8.1 million. Pension cost associated with Pension Plans in Fiscal 2010 is expected to be approximately $11.5 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. In accordance with this guidance, through September 30, 2009 we have recorded cumulative after-tax charges to Common Stockholders’ Equity of $81.5 million in order to reflect the funded status of these plans. For a more detailed discussion of the Pension Plans and other postretirement benefit plans, see Note 7 to Consolidated Financial Statements.
Related Party Transactions
During Fiscal 2009, Fiscal 2008 and Fiscal 2007, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.
Off-Balance Sheet Arrangements
UGI primarily enters into guarantee arrangements on behalf of our consolidated subsidiaries. These arrangements are not subject to the recognition and measurement guidance relating to guarantees under GAAP.
We do not have any off-balance sheet arrangements that are expected to have a material effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Utility Regulatory Matters
Gas Utility
On January 28, 2009, PNG and CPG filed separate requests with the PUC to increase base operating revenues by $38.1 million annually for PNG and $19.6 million annually for CPG to fund system improvements and operations necessary to maintain safe and reliable natural gas service and energy assistance for low income customers as well as energy conservation programs for all customers. On July 2, 2009, PNG and CPG each filed joint settlement petitions with the PUC based on agreements with the opposing parties regarding the requested base operating revenue increases. On August 27, 2009, the PUC approved the settlement agreements which resulted in a $19.8 million base operating revenue increase for PNG Gas and a $10.0 million base operating revenue increase for CPG Gas. The increases became effective August 28, 2009 and did not have a material effect on Fiscal 2009 results.
Electric Utility
As a result of Pennsylvania’s ECC Act, all of Electric Utility’s customers are permitted to acquire their electricity from entities other than Electric Utility. Electric Utility remains the POLR for its customers that are not served by an alternate electric generation provider. The terms and conditions under which Electric Utility provides POLR service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”), the latest of which became effective June 23, 2006.

In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2009, which increased the average cost to a residential heating customer by approximately 1.5% over such costs in effect during calendar year 2008. Effective January 1, 2008, Electric Utility increased its POLR rates which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar year 2007. Effective January 1, 2007, Electric Utility increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar year 2006.
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. On October 1, 2009, UGI Utilities filed a default service plan to establish procurement rules applicable to the period after May 31, 2011 for its commercial and industrial customers.
Because Electric Utility will be assured the recovery of prudently incurred costs during the Settlement Term, beginning January 1, 2010 Electric Utility will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues. However, beginning January 1, 2010, Electric Utility will forego the opportunity to recover revenues in excess of actual costs as currently permitted under the POLR Settlement. This will result in a reduction in Electric Utility’s Fiscal 2010 operating income.
Manufactured Gas Plants
UGI Utilities
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the DEP requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PNG-COA”). The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 million and $1.1 million, respectively, in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2009, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $25.0 million. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets totaling $25.0 million.
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of MGPs prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, by the early 1950s UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those which now constitute UGI Gas and Electric Utility.

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At September 30, 2009 and 2008, neither UGI Gas’ undiscounted nor its accrued liability for environmental investigation and cleanup costs was material.
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
For additional information on the MGP sites outside of Pennsylvania currently subject to third-party claims or litigation, see Note 15 to Consolidated Financial Statements.
AmeriGas OLP
By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former MGP operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of contamination and the possible existence of other potentially responsible parties. The Partnership has communicated the results of its research to DEC and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
We cannot predict with certainty the final results of any of the MGP actions described above. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows.
Market Risk Disclosures
Our primary market risk exposures are (1) commodity price risk; (2) interest rate risk; and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.

Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz may from time-to-time enter into other contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its LPG purchases. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments comprising futures contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. Electric Utility’s fixed-price contracts with electricity suppliers mitigate most risks associated with the POLR service rate limits in effect through December 2009. With respect to its existing fixed-price power contracts, should any of the counterparties fail to provide electric power under the terms of such contracts, any increases in the cost of replacement power could negatively impact Electric Utility results. In order to reduce this nonperformance risk, Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. As previously mentioned, on January 22, 2009, the PUC approved a settlement of a rate filing that provides for Electric Utility to fully recover its default service costs beginning January 1, 2010. Because Electric Utility will be assured the recovery of prudently incurred costs during the Settlement Term, beginning January 1, 2010, Electric Utility will no longer be subject to the risk that actual costs for purchased power will exceed POLR revenues.
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas, Energy Services purchases over-the-counter and exchange-traded natural gas futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas and electricity futures contracts are traded on the NYMEX and have nominal credit risk. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the natural gas suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers. Energy Services has entered into and may continue to enter into fixed-price sales agreements for a portion of its propane sales. In order to manage the market price risk relating to substantially all of its fixed-price sales contracts for propane, Energy Services enters into price swap and option contracts.
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

Electric Utility obtains financial transmission rights (“FTRs”) through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, by purchases at monthly PJM auctions. Energy Services purchases FTRs to economically hedge certain transmission costs that may be associated with its fixed-price electricity sales contracts. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. Although FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loans through their scheduled maturity dates through the use of interest rate swaps. At September 30, 2009 and 2008, combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $163.1 million and $137.8 million, respectively. Excluding the fixed portions of Antargaz’ and Flaga’s variable-rate debt, and based upon weighted average borrowings outstanding under variable-rate agreements during Fiscal 2009 and Fiscal 2008, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2009 and Fiscal 2008 interest expense by $2.3 million and $1.9 million, respectively. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $91.0 million and $74.0 million at September 30, 2009 and 2008, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $100.7 million and $81.4 million at September 30, 2009 and 2008, respectively.
Our long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. This debt may have an interest rate that is more or less than the refinanced debt. In order to reduce interest rate risk associated with near- to medium- term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in accumulated other comprehensive income until such foreign operations are liquidated. At September 30, 2009, the fair value of unsettled net investment hedges was a loss of $5.7 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $61.9 million, which amount would be reflected in other comprehensive income.
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. At September 30, 2009 and 2008, restricted cash in brokerage accounts totaled $7.0 million and $70.3 million, respectively.

The following table summarizes the fair values of unsettled market risk sensitive derivative instruments assets and (liabilities) held at September 30, 2009 and 2008. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of LPG and gasoline; (2) the market price of natural gas; (3) the market price of electricity and electricity transmission congestion changes; (4) the three-month LIBOR and the three- and nine-month Euribor and; (5) the value of the euro versus the U.S. dollar. The fair value of Gas Utility’s exchange-traded natural gas futures contracts comprising losses $23.3 million at September 30, 2008 are excluded from the table below because any associated net gains or losses are included in Gas Utility’s PGC recovery mechanism. There were no such contracts at September 30, 2009.

	Asset (Liability)
		Change in
	Fair Value	Fair Value
(Millions of dollars)
September 30, 2009:
LPG commodity price risk	$12.2	$(14.4)
FTR price risk	2.9	(0.3)
Natural gas commodity price risk	(0.4)	(13.6)
Gasoline price risk	0.1	(0.2)
Electricity commodity price risk	(3.4)	(1.7)
Interest rate risk	(34.4)	(6.0)
Foreign currency exchange rate risk	(5.7)	(18.2)

September 30, 2008:
LPG commodity price risk	$(53.7)	$(29.2)
FTR price risk	5.7	(0.6)
Natural gas commodity price risk	(29.1)	(21.7)
Electricity commodity price risk	(0.7)	(0.2)
Interest rate risk	9.1	(9.9)
Foreign currency exchange rate risk	3.4	(19.5)
Because our derivative instruments, other than FTRs and gasoline futures contracts, generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
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

Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of our businesses. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and PNG Gas and CPG Gas owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with accounting principles generally accepted in the United States of America, the Company establishes reserves for pending claims and legal actions or environmental remediation obligations when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.
Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2009, our regulatory assets totaled $141.5 million. See Notes 2 and 8 to the Consolidated Financial Statements.
Depreciation and Amortization of Long-lived Assets. We compute depreciation on UGI Utilities’ property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property and on our other property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets other than goodwill using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2009, our net property, plant and equipment totaled $2,903.6 million and we recorded depreciation expense of $180.2 million during Fiscal 2009. As of September 30, 2009, our net intangible assets other than goodwill totaled $165.5 million and we recorded intangible amortization expense of $18.4 million during Fiscal 2009.
Purchase Price Allocations. From time to time, the Company enters into material business combinations. In accordance with accounting guidance associated with business combinations, the purchase price is allocated to the various assets acquired and liabilities assumed at their estimated fair value. Fair values of assets acquired and liabilities assumed are based upon available information and we may involve an independent third party to perform appraisals. Estimating fair values can be complex and subject to significant business judgment and most commonly impacts property, plant and equipment and intangible assets, including those with indefinite lives. Generally, we have, if necessary, up to one year from the acquisition date to finalize the purchase price allocation.
Impairment of Goodwill. Certain of the Company’s business units have goodwill resulting from purchase business combinations. In accordance with GAAP, each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. In order to perform these impairment tests, management must determine the reporting unit’s fair value using quoted market prices or, in the absence of quoted market prices, valuation techniques which use discounted estimates of future cash flows to be generated by the reporting unit. These cash flow estimates involve management judgments based on a broad range of information and historical results. To the extent estimated cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill which would adversely impact our results of operations. As of September 30, 2009, our goodwill totaled $1,582.3 million. We did not record any impairments of goodwill in Fiscal 2009, Fiscal 2008 or Fiscal 2007.

Pension Plan Assumptions. The cost of providing benefits under our Pension Plans is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the Pension Plans are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on Pension Plans assets of 50 basis points to a rate of 8.0% would result in an increase in pre-tax pension cost of approximately $1.5 million in Fiscal 2010. A decrease in the discount rate of 50 basis points to a rate of 5.0% would result in an increase in pre-tax pension cost of approximately $2.4 million in Fiscal 2010.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Prior to Fiscal 2008, we established liabilities for tax-related contingencies when we believed it was probable that a liability had been incurred and the amount could be reasonably estimated. In Fiscal 2008, we adopted new guidance which establishes standards for recognition and measurement of positions taken or expected to be taken by an entity in its tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the position will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of such and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2009, our net deferred tax liabilities totaled $470.4 million.
Newly Adopted and Recently Issued Accounting Pronouncements
See Note 3 to Consolidated Financial Statements for a discussion of the effects of accounting guidance we adopted in Fiscal 2009, Fiscal 2008 and Fiscal 2007 as well as recently issued accounting guidance not yet adopted.
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

(b)	For “Management’s Report on Internal Control over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).
(c)
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III:
ITEMS 10 THROUGH 14.
In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the Securities and Exchange Commission by December 17, 2009.

Captions of Proxy Statement
	Information	Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance	Election of Directors — Nominees; Corporate Governance; Communications with the Board; Board Committees and Meeting Attendance; Securities Ownership of Management — Section 16(a) — Beneficial Ownership Reporting Compliance; Report of the Audit Committee of the Board of Directors

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

Equity Compensation Table
The following table sets forth information as of the end of Fiscal 2009 with respect to compensation plans under which our equity securities are authorized for issuance.

			Number of securities
	Number of securities to be	Weighted average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans approved by security holders	7,287,668 (1)	$23.07

	878,427 (2)	$0	5,576,930

Equity compensation plans not approved by security holders	213,825 (3)	$11.78	0

Total	8,379,920	$22.74 (4)	5,576,930

(1)
Represents 7,287,668 stock options under the 1997 Stock Option and Dividend Equivalent Plan, the 2000 Directors’ Stock Option Plan, the 2000 Stock Incentive Plan and the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.

(2)	Represents 878,427 phantom share units under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.

(3)
Column (a) represents 213,825 stock options under the 1992 and 2002 Non-Qualified Stock Option Plans. Under the 1992 and 2002 Non-Qualified Stock Option Plans, the option exercise price is not less than 100% of the fair market value of the Company’s common stock on the date of grant. Generally, options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are non-transferable and generally exercisable only while the holder is employed by the Company or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalization, stock splits, mergers and other similar corporate transactions affecting the Company’s common stock.

(4)	Weighted-average exercise price of outstanding options; excludes phantom share units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Lon R. Greenberg	59	Chairman and Chief Executive Officer
John L. Walsh	54	President and Chief Operating Officer
Davinder S. Athwal	42	Vice President — Accounting and Financial Control and Chief Risk Officer
Eugene V.N. Bissell	56	President and Chief Executive Officer, AmeriGas Propane, Inc.
Bradley C. Hall	56	Vice President — New Business Development
Peter Kelly	52	Vice President — Finance and Chief Financial Officer
Robert H. Knauss	56	Vice President and General Counsel and Assistant Secretary
François Varagne	54	Chairman of the Board and Chief Executive Officer of Antargaz
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
John L. Walsh
Mr. Walsh is President and Chief Operating Officer and a Director (since April 2005). He is also Vice Chairman and Director of AmeriGas Propane, Inc., and Director, Vice Chairman, (since April 2005), President and Chief Executive Officer (since July 2009) of UGI Utilities, Inc. He previously served as Chief Executive of the Industrial and Special Products division and executive director of BOC Group PLC, an industrial gases company (2001-2005). From 1986 to 2001, he held various senior management positions with the BOC Group. Prior to joining BOC Group, Mr. Walsh was a Vice President of UGI’s industrial gas division prior to its sale to BOC Group in 1989. From 1981 until 1986, Mr. Walsh held several management positions with affiliates of UGI.
Davinder S. Athwal
Mr. Athwal is Vice President — Accounting and Financial Control and Chief Risk Officer (since January 2009). He previously served as the Global Mergers & Acquisitions Controller of Nortel Networks, Inc., a global supplier of telecommunications equipment and solutions, a position in which he served since 2007. Mr. Athwal served as Director, Global Revenue Governance for Nortel Networks, Inc. from 2006 through 2007. Mr. Athwal served in both accounting and risk management roles for IBM Corporation, a globally integrated innovation and technology company (2003 to 2006).
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
Peter Kelly
Mr. Kelly is Vice President — Finance and Chief Financial Officer (since September 2007). He previously served as Executive Vice President and Chief Financial Officer of Agere Systems, Inc., a global manufacturer of semiconductors, a position in which he served from 2005 to 2007. Mr. Kelly served as Executive Vice President-Global Operations for Agere Systems, Inc. (2001 to 2005). Mr. Kelly currently serves on the board of directors and the audit and compensation committees of Plexus Corp., an electronics manufacturing services company.

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
François Varagne
Mr. Varagne is Chairman of the Board and Chief Executive Officer of Antargaz (since 2001). Before joining Antargaz, Mr. Varagne was Chairman of the Board and Chief Executive Officer of VIA GTI, a common carrier in France (1998 to 2001). Prior to that, Mr. Varagne was Chairman of the Board and Chief Executive Officer of Brink’s France, a funds carrier (1997 to 1998).
PART IV:
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2009 and 2008
Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)

II — Valuation and Qualifying Accounts for the years ended September 30, 2009, 2008 and 2007
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

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

4.1	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended	UGI	Form 8-B/A (4/17/96)	3.	(4)

4.2	UGI’s (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above

4.3	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1

4.4	Indenture, dated May 3, 2005, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AmeriGas Finance Corp., a Delaware corporation, and Wachovia Bank, National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (5/3/05)	4.1

4.5	Indenture, dated January 26, 2006, by and among AmeriGas Partners, L.P., a Delaware limited partnership, AP Eagle Finance Corp., a Delaware corporation, and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/26/06)	4.1

4.6	Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994	Utilities	Registration Statement No. 33-77514 (4/8/94)	4	(c)

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

4.7		Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2

4.8		Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	4(i	)

4.9		Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(i	)

4.10		Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(i	i)

4.11		Officer’s Certificate establishing Medium-Term Notes Series	Utilities	Form 8-K (8/26/94)	4(i	v)

4.12		Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(i	v)

4.13		Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2

4.14		Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes	Utilities	Form 8-K (5/21/02)	4.1

10.1	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (3/27/07)	10.1

*10.2	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 — Terms and Conditions as amended and restated effective January 1, 2009

10.3	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees effective December 6, 2005	UGI	Form 10-K (9/30/06)	10.66

10.4	**	UGI Corporation Amended and Restated 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers effective May 20, 2008	UGI	Form 10-Q (6/30/08)	10.1

*10.5	**	UGI Corporation Amended and Restated Directors’ Deferred Compensation Plan as of January 1, 2005

10.6	**	UGI Corporation 2000 Directors’ Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.13

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.7	**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.10

10.8	**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14

10.9	**	UGI Corporation 2009 Deferral Plan	UGI	Form 8-K (12/12/08)	10.1

10.10	**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1

*10.11	**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009

10.12	**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8

10.13	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7

10.14	**	AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees effective July 1, 2000 and Amended as of January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.6

10.15	**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.44

10.16	**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.12

10.17	**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4

10.18	**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended July 30, 2007	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.25

10.19	**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19

*10.20	**	Summary of Antargaz Supplemental Retirement Plans effective as of September 1, 2009

10.21	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.7

10.22	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.8

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

*10.23	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Utilities Employees, dated January 1, 2009

10.24	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.4

10.25	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.5

10.26	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.3

10.27	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Utilities Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.6

10.28	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.1

10.29	**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2009	UGI	Form 10-Q (3/31/09)	10.2

10.30	**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (3/31/09)	10.2

*10.31	**	Description of oral compensation arrangements for Messrs. Greenberg, Kelly, Knauss and Walsh

10.32	**	Description of oral compensation arrangement for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.22

10.33	**	Summary of Director Compensation as of October 1, 2006	UGI	Form 10-K (9/30/06)	10.22

10.34	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg, Kelly, Knauss and Walsh	UGI	Form 10-Q (6/30/08)	10.3

10.35	**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (6/30/08)	10.1

Incorporation by Reference
Exhibit No.		Exhibit	Registrant	Filing	Exhibit

10.36	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3

10.37	**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Knauss	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29

10.38		Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.6

10.39		Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (3/31/95)	10.7

10.40		Credit Agreement, dated as of April 17, 2009, among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent	AmeriGas Partners, L.P.	Form 8-K (4/17/09)	10.1

10.41		Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks, dated as of April 17, 2009	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.3

10.42		Form of Joinder No. 1 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service Inc. for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.2

10.43		Credit Agreement dated as of November 6, 2006 among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as Co-Documentation Agents, Wachovia Bank, National Association, as Agent, Issuing Bank and Swing Line Bank, and the other financial institutions party thereto	AmeriGas Partners, L.P.	Form 8-K (11/6/06)	10.1

10.44		Restricted Subsidiary Guarantee by the Restricted Subsidiaries of AmeriGas Propane, L.P., as Guarantors, for the benefit of Wachovia Bank, National Association and the Banks dated as of November 6, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.45	Form of Joinder No. 2 to Restricted Subsidiary Guarantee, dated as of July 20, 2009, by AmeriGas Eagle Propane, L.P. and AmeriGas Eagle Parts & Service Inc. for the benefit of Wachovia Bank, National Association and the Banks (as defined)	AmeriGas Partners, L.P.	Form 8-K (7/20/09)	10.1

10.46	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3

10.47	Credit Agreement, dated as of August 11, 2006, among UGI Utilities, Inc., as borrower, and Citibank, N.A., as agent, Wachovia Bank, National Association, as syndication agent, and Citizens Bank of Pennsylvania, Credit Suisse, Cayman Islands Branch, Deutsche Bank AG New York Branch, JPMorgan Chase Bank, N.A., Mellon Bank, N.A., PNC Bank, National Association, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (8/11/06)	10.1

10.48	Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 7 thereto dated April 23, 2009, by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding, LLC, as issuer, and PNC Bank, National Association, as administrator	UGI	Form 10-Q (3/31/09)	10.13

10.49	Amendment No. 7, dated April 23, 2009, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding, LLC, as issuer, and PNC Bank, National Association, as administrator	UGI	Form 10-Q (3/31/09)	10.12

10.50	Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 2 thereto dated September 5, 2006, by and between UGI Energy Services, Inc. and Energy Services Funding Corporation	UGI	Form 10-Q (3/31/09)	10.14

10.51	Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, as Borrower and Guarantor, Antargaz, as Borrower and Guarantor, Calyon, as Mandated Lead Arranger, Facility Agent and Security Agent and the Financial Institutions named therein	UGI	Form 10-Q (12/31/05)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.52	Amendment Agreement dated October 6, 2008 to Senior Facilities Agreement dated December 7, 2005 by and among AGZ Holding, Antargaz, Calyon and the Financial Institutions named therein	UGI	Form 10-K (9/30/08)	10.67	(a)

10.53	Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated December 7, 2005, by and among AGZ Holding, as Pledgor, Calyon, as Security Agent, and the Lenders	UGI	Form 10-Q (12/31/05)	10.2

10.54	Pledge of Financial Instruments Account relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated December 7, 2005, by and among Antargaz, as Pledgor, Calyon, as Security Agent, and the Revolving Lenders	UGI	Form 10-Q (12/31/05)	10.3

10.55	Letter of Undertakings dated December 7, 2005, by UGI Bordeaux Holding to AGZ Holding, the Parent of Antargaz, and Calyon, the Facility Agent, acting on behalf of the Lenders, (as defined within the Senior Facilities Agreement)	UGI	Form 10-Q (12/31/05)	10.4

10.56	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among AGZ Holding, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.7

10.57	Security Agreement for the Assignment of Receivables dated as of December 7, 2005 by and among Antargaz, as Assignor, Calyon, as Security Agent, and the Lenders named therein	UGI	Form 10-Q (12/31/05)	10.8

10.58	Seller’s Guarantee dated February 16, 2001 among Elf Antar France, Elf Aquitaine and AGZ Holding	UGI	Form 10-Q (3/31/04)	10.5

10.59	Purchase Agreement dated January 30, 2001 and Amended and Restated on August 7, 2001 by and among Columbia Energy Group, Columbia Propane Corporation, Columbia Propane, L.P., CP Holdings, Inc., AmeriGas Propane, L.P., AmeriGas Partners, L.P., and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (8/8/01)	10.1

10.60	Columbia Energy Group Payment Guaranty dated April 5, 1999	AmeriGas Partners, L.P.	Form 10-K (9/30/01)	10.42

10.61	Purchase Agreement by and among Columbia Propane, L.P., CP Holdings, Inc., Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National Propane SPG, Inc., and Triarc Companies, Inc. dated as of April 5, 1999	National Propane Partners, L.P.	Form 8-K (4/19/99)	10.5

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.62	Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008	Utilities	Form 8-K (3/5/08)	10.1

10.63	Amendment dated May 2, 2008 to the Stock Purchase Agreement by and between PPL Corporation, as Seller, and UGI Utilities, Inc., as Buyer, dated as of March 5, 2008	Utilities	Form 10-Q (3/31/08)	10.2

10.64	Purchase and Sale Agreement by and between Southern Union Company, as Seller, and UGI Corporation, as Buyer, dated as of January 26, 2006	UGI	Form 8-K (1/26/06)	10.1

10.65	Gas Service Delivery and Supply Agreement between Utilities and UGI Energy Services, Inc. dated August 1, 2004	Utilities	Form 10-K (9/30/04)	10.32

10.66	Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	UGI	Form 10-K (9/30/95)	10.5

10.67	Storage Transportation Service Agreement (Rate Schedule SST) between Utilities and Columbia dated November 1, 1993, as modified pursuant to orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.25

10.68	Amendment No. 1 dated November 1, 2004, to the Service Agreement (Rate FSS) dated as of November 1, 1989 between Utilities and Columbia, as modified pursuant to the orders of the Federal Energy Regulatory Commission at Docket No. RS92-5-000 reported at Columbia Gas Transmission Corp., 64 FERC ¶61,060 (1993), order on rehearing, 64 FERC ¶61,365 (1993)	Utilities	Form 10-K (9/30/04)	10.26

10.69	Firm Transportation Service Agreement (Rate Schedule FTS) between Utilities and Columbia Gas Transmission dated November 1, 2004	Utilities	Form 10-K (9/30/04)	10.34

10.70	Service Agreement (Rate FSS) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.4

10.71	Service Agreement (Rate SST) dated August 16, 2004 between Columbia Gas Transmission Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.5

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.72	FSS Service Agreement No. 49789, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.2

10.73	FSS Service Agreement No. 49791, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.3

10.74	FSS Service Agreement No. 80935, dated as of October 29, 2004, by and between Columbia Gas Transmission, LLC and UGI Central Penn Gas, Inc.	Utilities	Form 10-Q (3/31/09)	10.3

10.75	SST Service Agreement No. 49788, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.5

10.76	SST Service Agreement No. 49790, dated November 20, 1995, by and between Columbia Gas Transmission Corporation and UGI Central Penn Gas, Inc. (as successor to Penn Fuel Gas, Inc.)	Utilities	Form 8-K (10/1/08)	10.6

10.77	SST Service Agreement No. 80934, dated as of October 29, 2004, by and between Columbia Gas Transmission, LLC and UGI Central Penn Gas, Inc.	Utilities	Form 10-Q (3/31/09)	10.4

10.78	No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.27

10.79	No-Notice Transportation Service Agreement (Rate Schedule CDS) between Utilities and Texas Eastern Transmission dated October 31, 2000, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.28

10.80	Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.29

10.81	Service Agreement for comprehensive delivery service (Rate CDS) dated February 23, 1999 between UGI Utilities, Inc. and Texas Eastern Transmission Corporation	UGI	Form 10-K (9/30/00)	10.41

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.82	Amendment No. 1 dated November 1, 2004, to the No-Notice Transportation Service Agreement (Rate Schedule CDS) between UGI Utilities and Texas Eastern Transmission dated February 23, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.30

10.83	Amendment No. 1 dated November 1, 2004, to the Firm Transportation Service Agreement (Rate Schedule FT-1) between Utilities and Texas Eastern Transmission dated June 15, 1999, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/04)	10.33

10.84	Firm Transportation Service Agreement (Rate Schedule FT) between Utilities and Transcontinental Gas Pipe Line dated October 1, 1996, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 10-K (9/30/02)	10.31

10.85	Amendment dated March 20, 2007 to the Firm Transportation Service Agreement (Rate Schedule FT) dated October 1, 1996 between UGI Utilities and Transcontinental Gas Pipe Line Corporation, as modified pursuant to various orders of the Federal Energy Regulatory Commission	Utilities	Form 8-K (3/20/07)	10.1

10.86	Firm Transportation Service Agreement (Rate FT) dated February 1, 1992 between Transcontinental Gas Pipe Line Corporation and PG Energy (as successor to Pennsylvania Gas and Water Company)	Utilities	Form 8-K (8/24/06)	10.7

10.87	Firm Transportation Service Agreement (Rate FT) dated July 10, 1997 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.6

10.88	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8

14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14

*21	Subsidiaries of the Registrant

*23	Consent of PricewaterhouseCoopers LLP

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit

*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI CORPORATION
Date: November 20, 2009	By:	/s/ Peter Kelly
Peter Kelly
Vice President — Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2009, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Lon R. Greenberg Lon R. Greenberg	Chairman and Chief Executive Officer (Principal Executive Officer) and Director

/s/ John L. Walsh John L. Walsh	President and Chief Operating Officer (Principal Operating Officer) and Director

/s/ Peter Kelly Peter Kelly	Vice President — Finance, Chief Financial Officer (Principal Financial Officer)

/s/ Davinder S. Athwal Davinder S. Athwal	Vice President — Accounting and Financial Control, Chief Risk Officer (Principal Accounting Officer)

/s/ Stephen D. Ban Stephen D. Ban	Director

/s/ Richard C. Gozon Richard C. Gozon	Director

/s/ Ernest E. Jones Ernest E. Jones	Director

/s/ Anne Pol Anne Pol	Director

/s/ M. Shawn Puccio M. Shawn Puccio	Director

/s/ Marvin O. Schlanger Marvin O. Schlanger	Director

/s/ Roger B. Vincent Roger B. Vincent	Director

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2009

UGI CORPORATION
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
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of September 30, 2009, based on the COSO Framework.

/s/ Lon R. Greenberg Chief Executive Officer

/s/ Peter Kelly Chief Financial Officer

/s/ Davinder S. Athwal Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UGI Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of UGI Corporation and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules and the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3 to the consolidated financial statements, the Company has adopted new accounting guidance for uncertain tax positions effective October 1, 2007.
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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 20, 2009

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$280.1	$245.2
Restricted cash	7.0	70.3
Accounts receivable (less allowances for doubtful accounts of $38.3 and $40.8, respectively)	405.9	488.0
Accrued utility revenues	21.0	20.8
Inventories	363.2	400.8
Deferred income taxes	34.5	27.5
Utility regulatory assets	19.6	16.0
Derivative financial instruments	20.3	12.7
Prepaid expenses and other current assets	33.5	57.3

Total current assets	1,185.1	1,338.6

Property, plant and equipment
Utilities	2,056.9	1,669.0
Non-utility	2,635.5	2,295.6

	4,692.4	3,964.6
Accumulated depreciation and amortization	(1,788.8)	(1,515.1)

Net property, plant, and equipment	2,903.6	2,449.5
Goodwill	1,582.3	1,489.7
Intangible assets, net	165.5	155.0
Other assets	206.1	252.2

Total assets	$6,042.6	$5,685.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$94.5	$81.8
Bank loans	163.1	136.4
Accounts payable	334.9	461.8
Employee compensation and benefits accrued	89.9	76.3
Deposits and advances	159.6	164.8
Derivative financial instruments	37.5	103.2
Other current liabilities	217.8	159.9

Total current liabilities	1,097.3	1,184.2

Debt and other liabilities
Long-term debt	2,038.6	1,987.3
Deferred income taxes	504.9	491.0
Deferred investment tax credits	5.7	6.0
Other noncurrent liabilities	579.3	439.6

Total liabilities	4,225.8	4,108.1

Commitments and contingencies (note 15)

Minority interests, principally in AmeriGas Partners	225.4	159.2

Common stockholders’ equity
Common Stock, without par value (authorized — 300,000,000 shares; issued — 115,261,294 and 115,247,694 shares, respectively)	875.6	858.3
Retained earnings	804.3	630.9
Accumulated other comprehensive loss	(38.9)	(15.2)

	1,641.0	1,474.0
Treasury stock, at cost	(49.6)	(56.3)

Total common stockholders’ equity	1,591.4	1,417.7

Total liabilities and stockholders’ equity	$6,042.6	$5,685.0

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Revenues
Utilities	$1,379.5	$1,277.5	$1,166.8
Non-utility and other	4,358.3	5,370.7	4,310.1

	5,737.8	6,648.2	5,476.9

Costs and Expenses
Cost of sales (excluding depreciation shown below):
Utilities	944.8	915.4	809.2
Non-utility and other	2,725.8	3,829.2	2,921.6
Operating and administrative expenses	1,220.0	1,157.3	1,055.8
Utility taxes other than income taxes	16.9	18.3	17.7
Depreciation	180.2	163.8	150.6
Amortization	20.7	20.6	18.6
Other income, net	(55.9)	(41.6)	(77.9)

	5,052.5	6,063.0	4,895.6

Operating Income	685.3	585.2	581.3
Loss from equity investees	(3.1)	(2.9)	(3.8)
Interest expense	(141.1)	(142.5)	(139.6)

Income before Income Taxes and Minority Interests	541.1	439.8	437.9
Income taxes	(159.1)	(134.5)	(126.7)
Minority interests, principally in AmeriGas Partners	(123.5)	(89.8)	(106.9)

Net Income	$258.5	$215.5	$204.3

Earnings Per Common Share:
Basic	$2.38	$2.01	$1.92

Diluted	$2.36	$1.99	$1.89

Average common shares outstanding (millions):
Basic	108.523	107.396	106.451

Diluted	109.339	108.521	107.941

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258.5	$215.5	$204.3
Reconcile to net cash provided by operating activities:
Depreciation and amortization	200.9	184.4	169.2
Gains on sales of Partnership storage facilities	(39.9)	—	(46.1)
Minority interests principally in AmeriGas Partners	123.5	89.8	106.9
Deferred income taxes, net	26.8	(0.9)	27.1
Provision for uncollectible accounts	34.1	37.1	26.7
Stock-based compensation expense	11.4	11.8	9.1
Net change in settled accumulated other comprehensive income	(21.0)	(3.8)	21.5
Other, net	17.4	(8.6)	(0.3)
Net change in:
Accounts receivable and accrued utility revenues	79.5	(22.2)	(80.5)
Inventories	67.0	(42.3)	(9.1)
Utility deferred fuel costs, net of changes in unsettled derivatives	10.3	21.5	(25.7)
Accounts payable	(146.1)	(6.0)	30.3
Other current assets	30.3	(28.5)	4.6
Other current liabilities	12.3	16.6	18.2

Net cash provided by operating activities	665.0	464.4	456.2

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(301.7)	(232.1)	(223.1)
Acquisitions of businesses, net of cash acquired	(322.6)	(1.3)	(78.8)
Net (costs of) proceeds from disposals of assets	(0.1)	11.9	3.2
Net proceeds from sales of Partnership LPG storage facilities	42.4	—	49.0
PG Energy acquisition working capital adjustment	—	—	23.7
Decrease (increase) in restricted cash	63.3	(57.5)	1.4
Other, net	(1.2)	(10.5)	0.8

Net cash used by investing activities	(519.9)	(289.5)	(223.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(85.1)	(80.9)	(76.8)
Distributions on AmeriGas Partners publicly held Common Units	(90.4)	(80.9)	(85.0)
Issuances of debt	118.0	34.0	20.0
Repayments of debt	(82.2)	(15.7)	(30.6)
Increase (decrease) in bank loans	13.1	(60.9)	(27.6)
Issuances of UGI Common Stock	10.8	20.9	16.4
Other	1.2	3.4	5.1

Net cash used by financing activities	(114.6)	(180.1)	(178.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.4	(1.4)	11.7

Cash and cash equivalents increase (decrease)	$34.9	$(6.6)	$65.6

Cash and cash equivalents:
End of year	$280.1	$245.2	$251.8
Beginning of year	245.2	251.8	186.2

Increase (decrease)	$34.9	$(6.6)	$65.6

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$136.3	$144.9	$124.7
Income taxes	$130.2	$134.8	$93.5
See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Millions of dollars, except per share amounts)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Income (Loss)	Stock	Total
Balance September 30, 2006	$807.5	$370.0	$(3.8)	$(74.1)	$1,099.6
Net income		204.3			204.3
Net loss on derivative instruments (net of tax of $7.6)			(11.1)		(11.1)
Reclassification of net losses on derivative instruments (net of tax of $20.8)			30.1		30.1
Foreign currency translation adjustments (net of tax of $9.4)			53.7		53.7

Comprehensive income		204.3	72.7		277.0
Adjustment to initially apply new accounting for pension and postretirement benefits (net of tax of $7.7)			(11.2)		(11.2)
Cash dividends on Common Stock ($0.723 per share)		(76.8)			(76.8)
Common Stock issued:
Employee and director plans	10.2			8.5	18.7
Dividend reinvestment plan	1.6			0.7	2.3
Excess tax benefits realized on equity-based compensation	3.7				3.7
Stock-based compensation expense	8.6				8.6

Balance September 30, 2007	831.6	497.5	57.7	(64.9)	1,321.9
Net income		215.5			215.5
Cumulative effect from initial adoption of new accounting for uncertain tax positions		(1.2)			(1.2)
Net loss on derivative instruments (net of tax of $21.6)			(34.9)		(34.9)
Reclassification of net gains on derivative instruments (net of tax of $2.1)			(3.1)		(3.1)
Benefit plans, principally actuarial losses (net of tax of $20.3)			(28.5)		(28.5)
Reclassifications of benefit plans actuarial losses and prior service costs (net of tax of $0.1)			0.2		0.2
Foreign currency translation adjustments (net of tax of $1.2)			(6.6)		(6.6)

Comprehensive income		214.3	(72.9)		141.4
Cash dividends on Common Stock ($0.755 per share)		(80.9)			(80.9)
Common Stock issued:
Employee and director plans	11.2			8.1	19.3
Dividend reinvestment plan	1.7			0.5	2.2
Excess tax benefits realized on equity-based compensation	3.4				3.4
Stock-based compensation expense	10.4				10.4

Balance September 30, 2008	858.3	630.9	(15.2)	(56.3)	1,417.7
Net income		258.5			258.5
Net loss on derivative instruments (net of tax of $82.1)			(127.3)		(127.3)
Reclassification of net losses on derivative instruments (net of tax of $78.6)			116.2		116.2
Benefit plans, principally actuarial losses (net of tax of $31.1)			(44.4)		(44.4)
Reclassifications of benefit plans actuarial losses and prior service costs (net of tax of $1.6)			2.3		2.3
Foreign currency translation adjustments (net of tax of $8.4)			29.5		29.5

Comprehensive income		258.5	(23.7)		234.8
Cash dividends on Common Stock ($0.785 per share)		(85.1)			(85.1)
Common Stock issued:
Employee and director plans	2.9			5.9	8.8
Dividend reinvestment plan	1.6			0.8	2.4
Excess tax benefits realized on equity-based compensation	2.9				2.9
Stock-based compensation expense	9.9				9.9

Balance September 30, 2009	$875.6	$804.3	$(38.9)	$(49.6)	$1,591.4

See accompanying notes to consolidated financial statements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Index to Notes
Note 1 — Nature of Operations
Note 2 — Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Acquisitions and Dispositions
Note 5 — Debt
Note 6 — Income Taxes
Note 7 — Employee Retirement Plans
Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters
Note 9 — Inventories
Note 10 — Property, Plant and Equipment
Note 11 — Goodwill and Intangible Assets
Note 12 — Series Preferred Stock
Note 13 — Common Stock and Equity-Based Compensation
Note 14 — Partnership Distributions
Note 15 — Commitments and Contingencies
Note 16 — Fair Value Measurements
Note 17 — Disclosures About Derivative Instruments, Hedging Activities and Other Financial Instruments
Note 18 — Energy Services Accounts Receivable Securitization Facility
Note 19 — Other Income, Net
Note 20 — Quarterly Data (unaudited)
Note 21 — Segment Information
Note 1 — Nature of Operations
UGI Corporation (“UGI”), incorporated in Pennsylvania in 1991, is a holding company that, through subsidiaries and affiliates, distributes and markets energy products and related services. In the United States, we own and operate (1) a retail propane marketing and distribution business; (2) natural gas and electric distribution utilities; (3) electricity generation facilities; and (4) energy marketing and services businesses. Internationally, we market and distribute propane and other liquefied petroleum gases (“LPG”) in France, central and eastern Europe and China. We refer to UGI and its consolidated subsidiaries collectively as “the Company” or “we.”
We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (together with AmeriGas OLP, the “Operating Partnerships”). AmeriGas Partners and the Operating Partnerships are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At September 30, 2009, the General Partner held a 1% general partner interest and 42.9% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.1% interest in AmeriGas Partners comprises 32,355,179 Common Units held by the general public as limited partner interests.
Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France (“Antargaz”); (2) conducts an LPG distribution business in central and eastern Europe (“Flaga”); and (3) participates in an LPG joint-venture business in the Nantong region of China. We refer to our foreign operations collectively as “International Propane.” Through other subsidiaries, Enterprises also conducts an energy marketing and services business primarily in the Mid-Atlantic region of the United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns interests in electricity generation facilities located in Pennsylvania.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary UGI Utilities, Inc. (“UGI Utilities”) and its subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). UGI Utilities, PNG and CPG own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas;” PNG’s natural gas distribution utility is referred to as “PNG Gas;” and CPG’s natural gas distribution utility is referred to as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.”
Note 2 — Significant Accounting Policies
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and costs. These estimates are based on management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may be different from these estimates and assumptions.
Certain prior-year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which, except for the Partnership, are majority owned. We report the general public’s interests in the Partnership and other parties’ interests in consolidated but less than 100% owned subsidiaries as minority interests. We eliminate all significant intercompany accounts and transactions when we consolidate. Investments in business entities in which we do not have control, but have significant influence over operating or financial policies, are accounted for under the equity method of accounting and our proportionate share of income or loss is recorded in loss from equity investees on the Consolidated Statements of Income. Undistributed net earnings of our equity investees included in consolidated retained earnings were not material at September 30, 2009. Investments in business entities that are not publicly traded and where we hold less than 20% of voting rights are accounted for using the cost method. Such investments are recorded in other assets and totaled $55.0 and $53.2 at September 30, 2009 and 2008, respectively.
On January 29, 2009, Flaga purchased for cash consideration the 50% equity interest in Zentraleuropa LPG Holdings GmbH (“ZLH”) it did not already own from its joint-venture partner, Progas GmbH & Co. KG. As a result, the operations of ZLH are consolidated with those of the Company beginning in January 2009.
Effects of Regulation
UGI Utilities accounts for the financial effects of regulation in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance on regulated entities whose rates are designed to recover the costs of providing service. In accordance with this guidance, incurred costs that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Generally, regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the period authorized by the regulator.
For additional information regarding the effects of rate-regulation on our utility operations, see Note 8.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Fair Value Measurements
We apply fair value measurements to certain assets and liabilities, principally commodity, foreign currency and interest rate derivative instruments. We adopted new accounting guidance with respect to determining fair value measurements effective October 1, 2008. The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The new guidance clarifies that fair value should be based upon assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and risks inherent in valuation techniques and inputs to valuations. This includes not only the credit standing of counterparties and credit enhancements but also the impact of our own nonperformance risk on our liabilities. The new guidance requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability or in the absence of a principal market, the most advantageous market for the asset or liability (the market for which the reporting entity would be able to maximize the amount received or minimize the amount paid). We evaluate the need for credit adjustments to our derivative instrument fair values in accordance with the requirements noted above. Such adjustments were not material to the fair values of our derivative instruments.
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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2009.

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs to measure fair value might fall into different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability. The adoption of the new fair value guidance effective October 1, 2008 did not have a material impact on the financial statements. See Note 16 for additional information on fair value measurements.
Derivative Instruments
We account for derivative instruments and hedging activities in accordance with guidance provided by the FASB which requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Substantially all of our derivative financial instruments are designated and qualify as cash flow hedges or net investment hedges or, in the case of natural gas derivative financial instruments used by Gas Utility, are included in deferred fuel costs in accordance with FASB guidance regarding accounting for rate-regulated entities. For cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if the occurrence of the forecasted transaction is determined to be no longer probable. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated. Certain of our derivative financial instruments, although generally effective as hedges, do not qualify for hedge accounting treatment. Changes in the fair values of these derivative instruments are reflected in net income. Cash flows from derivative financial instruments, other than net investment hedges, are included in cash flows from operating activities. Cash flows from net investment hedges are included in cash flows from investing activities.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and related supplemental information required by GAAP, see Note 17.
Foreign Currency Translation
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
Revenue Recognition
Revenues from the sale of LPG are recognized principally upon delivery. Energy Services records revenues when energy products are delivered or services are provided to customers. Revenues from the sale of appliances and equipment are recognized at the later of sale or installation. Revenues from repair or maintenance services are recognized upon completion of services.
UGI Utilities’ revenues are recognized as natural gas and electricity are delivered and include estimated amounts for distribution service and commodities rendered but not billed at the end of each month. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective.
We present revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, on a net basis. Electric Utility gross receipts taxes are included in total revenues in accordance with regulatory practice.
LPG Delivery Expenses
Expenses associated with the delivery of LPG to customers of the Partnership and our International Propane operations (including expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as operating and administrative expenses on the Consolidated Statements of Income. Depreciation expense associated with the Partnership and International Propane delivery vehicles is classified in depreciation on the Consolidated Statements of Income.
Income Taxes
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
We record interest on tax deficiencies and income tax penalties in income taxes on the Consolidated Statements of Income. For Fiscal 2009 and Fiscal 2008, $(0.4) and $0.2, respectively, of interest (income) expense was recognized in income taxes in the Consolidated Statements of Income.
Earnings Per Common Share
Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. In the following table, we present shares used in computing basic and diluted earnings per share for Fiscal 2009, Fiscal 2008 and Fiscal 2007:

	2009	2008	2007
(Millions of shares)
Average common shares outstanding for basic computation	108.523	107.396	106.451
Incremental shares issuable for stock options and common stock awards	0.816	1.125	1.490

Average common shares outstanding for diluted computation	109.339	108.521	107.941

Comprehensive Income
Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges, actuarial gains and losses on postretirement benefit plans subsequent to the adoption of FASB guidance regarding employers’ accounting for defined benefit pension and postretirement plans effective September 30, 2007, and foreign currency translation adjustments. Fiscal 2007 other comprehensive income also includes an after-tax charge of $11.2 associated with the initial adoption of the new guidance for employers accounting for defined benefit pension and postretirement plans (see “Accounting Changes” below).
The components of AOCI at September 30, 2009 and 2008 follow:

			Foreign
		Derivative	Currency
	Postretirement	Instruments Net	Translation
	Benefit Plans	Losses	Adjustments	Total
Balance, September 30, 2009	$(81.5)	$(53.6)	$96.2	$(38.9)
Balance, September 30, 2008	$(39.4)	$(42.5)	$66.7	$(15.2)
Cash and Cash Equivalents
All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.
Restricted Cash
Restricted cash represents those cash balances in our commodity futures brokerage accounts which are restricted from withdrawal.
Inventories
Our inventories are stated at the lower of cost or market. We determine cost using an average cost method for natural gas propane and other LPG; specific identification for appliances; and the first-in, first-out (“FIFO”) method for all other inventories.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at original cost. The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition.
We record depreciation expense on non-utility plant and equipment on a straight-line basis over estimated economic useful lives generally ranging from 15 to 40 years for buildings and improvements; 7 to 40 years for storage and customer tanks and cylinders; and 2 to 12 years for vehicles, equipment, and office furniture and fixtures. Costs to install Partnership and Antargaz-owned tanks, net of amounts billed to customers, are capitalized and amortized over the estimated period of benefit not exceeding ten years.
We record depreciation expense for Utilities’ plant and equipment on a straight-line method over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.4% in Fiscal 2009 and Fiscal 2008, and 2.7% in Fiscal 2007. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.9% in Fiscal 2009, 2.6% in Fiscal 2008 and 2.7% in Fiscal 2007. When Utilities retire depreciable utility plant and equipment, we charge the original cost, net of removal costs and salvage value, to accumulated depreciation for financial accounting purposes.
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
Goodwill and Intangible Assets
In accordance with GAAP relating to goodwill and other intangibles, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to tests for impairment at least annually. We perform impairment tests more frequently than annually if events or circumstances indicate that the value of goodwill or intangible assets with indefinite lives might be impaired. When performing our impairment tests, we use quoted market prices or, in the absence of quoted market prices, discounted estimates of future cash flows. No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2009, Fiscal 2008 or Fiscal 2007.
No amortization expense is included in cost of sales in the Consolidated Statements of Income.
Impairment of Long-Lived Assets
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No provisions for impairments were recorded during Fiscal 2009, Fiscal 2008 or Fiscal 2007.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on Antargaz owned tanks and cylinders of $230.3 and $223.4 at September 30, 2009 and 2008, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.
Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. CPG Gas and PNG Gas base rate revenues include amounts for estimated environmental investigation and remediation costs. For further information, see Note 15.
Employee Retirement Plans
We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on assets of our pension and other postretirement plans. The market-related value of plan assets, other than equity investments, is based upon market prices. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value (see Note 7).
Equity-Based Compensation
All of our equity-based compensation, principally comprising UGI stock options, grants of UGI stock-based equity instruments and grants of AmeriGas Partners equity instruments (together with UGI stock-based equity instruments, “Units”), is measured at fair value on the grant date, date of modification or end of the period, as applicable. Compensation expense is recognized on a straight-line basis over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Unit awards classified as liabilities are measured based upon their estimated fair value at the grant date and remeasured as of the end of each period.
We have calculated a tax windfall pool using the shortcut method. We record deferred tax assets for awards that we expect will result in deductions on our income tax returns, based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax benefit received on the income tax return are recorded in Common Stock (if the tax benefit exceeds the deferred tax asset) or in the Consolidated Statements of Income (if the deferred tax asset exceeds the tax benefit and no tax windfall pool exists from previous awards).
For additional information on our equity-based compensation plans and related disclosures, see Note 13.
Subsequent Events
Management has evaluated the impact of subsequent events through November 20, 2009, the date the financial statements were filed with the U.S. Securities and Exchange Commission, and the effects of such evaluation have been reflected in the financial statements and related disclosures.
Note 3 — Accounting Changes
Adoption of New Accounting Standards
FASB Accounting Standards Codification. In June 2009, the FASB issued guidance identifying the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements by nongovernmental entities in accordance with GAAP. The guidance has established the FASB Accounting Standards Codification (“Codification”) as the source of such authoritative accounting principles. The identification of the Codification as the source of authoritative accounting principles does not change existing GAAP. The Codification is effective for all financial statements issued after September 15, 2009.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Subsequent Events. On June 30, 2009, we adopted accounting guidance issued by the FASB in May 2009 on accounting and disclosure of subsequent events. The adoption of this guidance did not change our prior accounting practice other than to disclose the date through which subsequent events were evaluated and the basis for that date. Other than this new disclosure, adoption of this guidance did not have a significant impact on our consolidated financial statements.
Other-Than-Temporary Impairments. On June 30, 2009, we adopted accounting guidance issued by the FASB in April 2009 on the recognition and presentation of other-than temporary impairments. Under this guidance, to assess whether an other-than-temporary impairment exists for a debt security, an entity must (1) evaluate the likelihood of liquidating the debt security prior to recovering its cost basis and (2) determine if any impairment of the debt security is related to credit losses. In addition, the guidance requires enhanced disclosures of other-than-temporary impairments on debt and equity securities in the financial statements. Recognition and measurement guidance for other-than-temporary impairments of equity securities is not amended by this guidance. Adoption of this guidance did not have a material impact on our consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities. Effective with our disclosures for the quarter ended March 31, 2009, we adopted accounting guidance issued by the FASB in March 2008 on enhanced disclosures about derivative instruments and hedging activities. The enhanced disclosures provide greater transparency by requiring entities to provide qualitative disclosures about their objectives and strategies for using derivative instruments and quantitative disclosures that detail the fair value amounts of, and gains and losses on, derivative instruments. Disclosures about credit risk-related contingent features of derivative instruments are also required. See Note 17 for disclosures required by the new guidance.
Fair Value Measurements. On October 1, 2008, we adopted new guidance issued by the FASB in September 2006 on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued two amendments to this guidance to exclude leases from the new fair value guidance and to delay the effective date of the new fair value guidance until fiscal years beginning after November 15, 2008 (Fiscal 2010) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of the initial phase of the fair value guidance did not have a material effect on our financial statements and we do not anticipate that the adoption of the remainder of the fair value guidance will have a material effect on our consolidated financial statements. In October 2008, the FASB issued two additional amendments to the fair value guidance which clarify the application of the fair value measurement guidance to financial assets in a market that is not active and when the volume and level of activity for the asset or liability have significantly decreased. These further amendments did not have an impact on our results of operations or financial condition. See Notes 2 and 16 for further information on fair value measurements in accordance with the new guidance.
Offsetting of Amounts Related to Certain Contracts. On October 1, 2008, we adopted accounting guidance issued by the FASB in April 2007 which permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. In addition, upon the adoption, companies are permitted to change their accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The new guidance requires retrospective application for all periods presented. We have elected to continue our policy of reflecting derivative asset or liability positions, as well as cash collateral, on a gross basis in our Consolidated Balance Sheets. Accordingly, the adoption of the new guidance did not impact our financial statements.
Fair Value Option for Financial Assets and Liabilities. On October 1, 2008, we adopted accounting guidance issued by the FASB in February 2007 by which we may elect to report individual financial instruments and certain items at fair value with changes in fair value reported in earnings. Once made, this election is irrevocable for those items. The adoption of this guidance did not impact our financial statements.
Uncertainty in Income Taxes. Effective October 1, 2007, we adopted new interpretive guidance issued by the FASB on accounting for uncertainty related to income taxes. The new guidance provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. The cumulative effect from the adoption of the new guidance was recorded as a $1.2 decrease to the October 1, 2007 retained earnings balance.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Pension and Postretirement Plans. Effective September 30, 2007, we adopted new accounting guidance issued by the FASB relating to employers’ accounting for pension and postretirement benefit plans. The new guidance requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and postretirement benefit plans, such as retiree health and life, with current year changes recognized in shareholders’ equity. The new guidance did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The incremental effect of the initial adoption of the new guidance reduced stockholders’ equity at September 30, 2007 by $11.2.
New Accounting Standards Not Yet Implemented
Transfers of Financial Assets. In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets. Among other things, the new guidance eliminates the concept of Qualified Special Purpose Entities (“QSPEs”). It also amends previous derecognition guidance. The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s fiscal year that begins after November 15, 2009 (Fiscal 2011). We are currently evaluating the provisions of the new guidance.
Enhanced Disclosures of Postretirement Plan Assets. In December 2008, the FASB issued new guidance requiring more detailed disclosures about employers’ postretirement plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this guidance are effective for fiscal years ending after December 15, 2009 (Fiscal 2010). Because this new guidance relates to disclosure only, it will not impact the financial statements.
Intangible Asset Useful Lives. In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under GAAP relating to intangible asset accounting and the period of expected cash flows used to measure the fair value of the asset under GAAP relating to business combinations and other applicable accounting literature. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (Fiscal 2010) and must be applied prospectively to intangible assets acquired after the effective date. We do not believe the new guidance will have a significant impact on our financial statements.
Business Combinations. In December 2007, the FASB issued new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008 (Fiscal 2010). Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). Generally, the effects of the new guidance will depend on future acquisitions.
Noncontrolling Interests. Also in December 2007, the FASB issued guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The guidance is effective for us on October 1, 2009 (Fiscal 2010). The new guidance will significantly change the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($225.4 and $159.2 at September 30, 2009 and 2008, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. Earnings attributable to noncontrolling interests ($123.5, $89.8 and $106.9 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively) will be included in net income, although such income will continue to be deducted to measure earnings per share. In addition, changes in a parent’s ownership interest while retaining control will be accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary will be initially measured at fair value.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 4 — Acquisitions & Dispositions
On October 1, 2008, UGI Utilities acquired all of the outstanding stock of PPL Gas Utilities Corporation (now CPG), the natural gas distribution utility of PPL Corporation (“PPL”) for cash consideration of $267.6 plus estimated working capital of $35.4 (the “CPG Acquisition”). Immediately after the closing of the CPG Acquisition, CPG’s wholly owned subsidiary Penn Fuel Propane, LLC (now named UGI Central Penn Propane, LLC, “CPP”), its retail propane distributor, sold its assets to AmeriGas OLP for cash consideration of $32 plus estimated working capital of $1.6. CPG distributes natural gas to approximately 76,000 customers in eastern and central Pennsylvania, and also distributes natural gas to several hundred customers in portions of one Maryland county. CPP sold propane to customers principally in eastern Pennsylvania. UGI Utilities funded the CPG Acquisition at closing with a combination of $120 cash contributed by UGI on September 25, 2008, proceeds from the issuance on October 1, 2008 of $108 principal amount of 6.375% Senior Notes due 2013 and approximately $75.0 of borrowings under UGI Utilities’ Revolving Credit Agreement. AmeriGas OLP funded its acquisition of the assets of CPP with borrowings under the AmeriGas Credit Agreement, and UGI Utilities used the $33.6 of cash proceeds from the sale of the assets of CPP to AmeriGas OLP to reduce its revolving credit agreement borrowings.
The assets and liabilities resulting from the CPG Acquisition which reflect the final purchase price allocation are included in our Consolidated Balance Sheet at September 30, 2009. Pursuant to the CPG Acquisition purchase agreement, the purchase price was subject to adjustment for the difference between the estimated working capital of $35.4 and the actual working capital as of the closing date agreed to by both UGI Utilities and PPL. During Fiscal 2009, UGI Utilities and PPL reached an agreement on the working capital adjustment pursuant to which PPL paid UGI Utilities $9.7 in cash, including interest. Also during Fiscal 2009, UGI Utilities and AmeriGas OLP reached an agreement on the working capital adjustment associated with UGI Utilities’ sale of the assets of CPP to AmeriGas OLP pursuant to which UGI Utilities reimbursed AmeriGas OLP $1.4.
The purchase price of the CPG Acquisition, including transaction fees and expenses and incurred liabilities totaling approximately $2.9, has been allocated to the assets acquired and liabilities assumed as follows:

Current assets less current liabilities	$22.7
Property, plant and equipment	236.1
Goodwill	36.8
Utility regulatory assets	22.5
Other assets	12.5
Noncurrent liabilities	(34.4)

Total	$296.2

The goodwill above is primarily the result of synergies between the acquired businesses and our existing utility and propane businesses. Substantially all of the goodwill is deductible for income tax purposes over a fifteen-year period.
The operating results of CPG and CPP are included in our consolidated results beginning October 1, 2008. The following table presents pro forma income statement and basic and diluted per share data for Fiscal 2008 as if the CPG Acquisition had occurred as of October 1, 2007:

2008
(pro forma)
Revenues	$6,867.6
Net income	$224.4

Earnings per share:
Basic	$2.09
Diluted	$2.07

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
On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated above-ground LPG storage facility located on leased property in California. The Partnership recorded a $39.9 pre-tax gain on the sale which amount is included in “Other income, net” in the Fiscal 2009 Consolidated Statement of Income. The gain increased Fiscal 2009 net income by $10.4 or $0.10 per diluted share.
In July 2007, AmeriGas OLP sold its 3.5 million barrel liquefied petroleum gas storage terminal located near Phoenix, Arizona to Plains LPG Services, L.P. The Partnership recorded a pre-tax gain of $46.1 which amount is included in “Other income, net” in the Fiscal 2007 Consolidated Statement of Income. The gain increased Fiscal 2007 net income by $12.5 or $0.12 per diluted share.
During Fiscal 2009, in addition to the acquisition of the assets of CPP described above, AmeriGas OLP acquired several retail propane distribution businesses for total cash consideration of $17.9. During Fiscal 2008, AmeriGas OLP acquired several retail propane distribution businesses for total cash consideration of $2.5. During Fiscal 2007, AmeriGas OLP acquired several retail propane distribution businesses, including the retail distribution businesses of All Star Gas Corporation and Shell Gas (LPG) USA and several cylinder refurbishing businesses, for total cash consideration of $79.6 and the issuance of 166,205 Common Units to the General Partner having a fair value of $5.7. Also during Fiscal 2007, UGI Utilities received a $23.7 working capital adjustment payment associated with its Fiscal 2006 acquisition of Southern Union Company’s PG Energy Division, a natural gas distribution utility located in northeastern Pennsylvania (now PNG Gas).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 5 — Debt
Long-term debt comprises the following at September 30:

	2009	2008
AmeriGas Propane:
AmeriGas Partners Senior Notes:
8.875%, due May 2011	$14.7	$14.7
7.25%, due May 2015	415.0	415.0
7.125%, due May 2016	350.0	350.0
AmeriGas OLP First Mortgage Notes:
Series D, 7.11%, due March 2009	—	70.2
Series E, 8.50%, due July 2010	80.0	80.1
Other	5.9	3.4

Total AmeriGas Propane	865.6	933.4

International Propane:
Antargaz Senior Facilities term loan, due March 2011	556.1	534.9
Flaga term loan, due through September 2011	43.9	50.7
Flaga term loan, due through June 2014	10.2	—
Other	3.6	3.9

Total International Propane	613.8	589.5

UGI Utilities:
Senior Notes:
6.375% Notes, due September 2013	108.0	—
5.75% Notes, due October 2016	175.0	175.0
6.21% Notes, due October 2036	100.0	100.0
Medium-Term Notes:
5.53% Notes, due September 2012	40.0	40.0
5.37% Notes, due August 2013	25.0	25.0
5.16% Notes, due May 2015	20.0	20.0
7.37% Notes, due October 2015	22.0	22.0
5.64% Notes, due December 2015	50.0	50.0
6.17% Notes, due June 2017	20.0	20.0
7.25% Notes, due November 2017	20.0	20.0
5.67% Notes, due January 2018	20.0	20.0
6.50% Notes, due August 2033	20.0	20.0
6.13% Notes, due October 2034	20.0	20.0

Total UGI Utilities	640.0	532.0

Other	13.7	14.2

Total long-term debt	2,133.1	2,069.1
Less current maturities	(94.5)	(81.8)

Total long-term debt due after one year	$2,038.6	$1,987.3

Scheduled principal repayments of long-term debt due in fiscal years 2010 to 2014 follow:

	2010	2011	2012	2013	2014
AmeriGas Propane	$82.2	$15.8	$1.0	$0.9	$0.5
UGI Utilities	—	—	40.0	133.0	—
International Propane and Other	12.3	594.7	3.0	2.7	2.6

Total	$94.5	$610.5	$44.0	$136.6	$3.1

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
AmeriGas Propane
AmeriGas Partners Senior Notes. The 8.875% Senior Notes may be redeemed at our option. The 7.25% and 7.125% Senior Notes generally cannot be redeemed at our option prior to May 20, 2010 and 2011, respectively. AmeriGas Partners may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay its 7.25% and 7.125% Senior Notes.
AmeriGas OLP First Mortgage Notes. The General Partner is co-obligor of the Series E First Mortgage Notes. AmeriGas OLP may prepay the Series E First Mortgage Notes, in whole or in part. These prepayments include a make whole premium. AmeriGas OLP may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay the Series E First Mortgage Notes, in whole or in part.
AmeriGas OLP Credit Agreements. AmeriGas OLP has a credit agreement (“AmeriGas Credit Agreement”) consisting of (1) a Revolving Credit Facility and (2) an Acquisition Facility. The General Partner and Petrolane Incorporated, a wholly owned subsidiary of the General Partner, are guarantors of amounts outstanding under the AmeriGas Credit Agreement.
Under the Revolving Credit Facility, AmeriGas OLP may borrow up to $125 (including a $100 sublimit for letters of credit) which is subject to restrictions in the AmeriGas OLP First Mortgage Notes and the Senior Notes indentures (see “Restrictive Covenants” below). The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Revolving Credit Facility expires on October 15, 2011, but may be extended for additional one-year periods with the consent of the participating banks representing at least 80% of the commitments thereunder. There were no borrowings outstanding under AmeriGas OLP’s Revolving Credit Facility at September 30, 2009 and 2008. Issued and outstanding letters of credit, which reduce available borrowings under the AmeriGas OLP Revolving Credit Facility, totaled $37.0 and $42.9 at September 30, 2009 and 2008, respectively. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes, subject to restrictions in the AmeriGas OLP First Mortgage Notes and the Senior Notes indentures. The Acquisition Facility operates as a revolving facility through October 15, 2011, at which time amounts then outstanding will be immediately due and payable. There were no amounts outstanding under the Acquisition Facility at September 30, 2009 and 2008.
The Revolving Credit Facility and the Acquisition Facility permit AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate (3.25% at September 30, 2009), or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas Credit Agreement, plus a margin. The margin on Eurodollar Rate borrowings (which ranges from 1.00% to 1.75%) and the AmeriGas Credit Agreement facility fee rate (which ranges from 0.25% to 0.375%) are dependent upon AmeriGas OLP’s ratio of funded debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the AmeriGas Credit Agreement.
In order to provide for increased liquidity, on April 17, 2009, AmeriGas OLP entered into a $75 unsecured revolving credit facility (“2009 AmeriGas Supplemental Credit Agreement”) with three major banks. The 2009 AmeriGas Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 for working capital and general purposes subject to restrictive covenants in the AmeriGas OLP First Mortgage Notes and the Senior Notes indentures. The 2009 AmeriGas Supplemental Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate equal to the higher of the Federal Funds rate plus 0.50%, the agent bank’s prime rate (3.25% at September 30, 2009), or a libor market index rate (0.25% at September 30, 2009) plus 1%, or at a one-week, two-week or one-month Eurodollar rate, as defined in the AmeriGas Supplemental Credit Agreement, plus a margin. The margin on base rate loans is 2.25% and the margin on Eurodollar loans is 3.25%.
Restrictive Covenants. The 7.25% and 7.125% Senior Notes of AmeriGas Partners restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the 7.25% and 7.125% Senior Note Indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. At September 30, 2009, these restrictions did not limit the amount of Available Cash AmeriGas Partners could distribute pursuant to the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (“Partnership Agreement”) (see Note 14).

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
International Propane
Antargaz has a five-year, floating rate Senior Facilities Agreement with a bank group comprising a €380 term loan and a €50 revolving credit facility. The Senior Facilities Agreement also provides Antargaz a €50 letter of credit guarantee facility. Antargaz’ term loan and revolving credit facility bear interest at one-, two-, three- or six-month euribor or libor, plus a margin, as defined by the Senior Facilities Agreement. Antargaz has executed interest rate swap agreements with a member of the same bank group to fix the underlying euribor or libor rate of interest on the term loan at approximately 3.25% for the duration of the loan (see Note 17). The effective interest rate on Antargaz’ term loan at September 30, 2009 and 2008 was 3.94% and 4.40%, respectively. Antargaz’ revolving credit facility permits Antargaz to borrow up to €50 for working capital or general corporate purposes. Borrowings under its revolving credit facility are classified as bank loans on the Consolidated Balance Sheets. The margin on the term loan and revolving credit facility borrowings (which ranges from 0.70% to 1.15%) is dependent upon Antargaz’ ratio of total net debt (excluding bank loans) to EBITDA, each as defined by the Senior Facilities Agreement. There were no revolving credit facility borrowings outstanding at September 30, 2009. In order to minimize the interest margin it pays on its Senior Facilities Agreement borrowings, in September 2008 Antargaz borrowed €50 ($70.4), the total amount available under its revolving credit facility at a weighted average interest rate of 6.0%. This amount was repaid on October 27, 2008. The Senior Facilities Agreement debt is collateralized by substantially all of Antargaz’ shares in its subsidiaries and by substantially all of its accounts receivable.
Flaga has two euro-based variable-rate term loans. The principal outstanding on the first term loan was €30 ($43.9) and €36 ($50.7) at September 30, 2009 and 2008, respectively. This first term loan bears interest at one- to twelve-month euribor rates (as chosen by Flaga from time to time) plus a margin. The margin on such borrowings ranges from 0.52% to 1.45%. Generally, semi-annual principal payments of €3 on this term loan are due on March 31 and September 30 each year through Fiscal 2010 with final payments totaling €3.0, €6.4 and €14.6 in March, August and September 2011, respectively. Flaga has effectively fixed the euribor component of its interest rate on this term loan through September 2011 at 3.91% by entering into an interest rate swap agreement. The effective interest rates on this term loan at September 30, 2009 and 2008 were 4.28% and 4.80%, respectively. Flaga may prepay this term loan, in whole or in part, without incurring any penalty.
The second euro-based variable-rate term loan, executed in August 2009, had an outstanding principal balance of €7 ($10.2) on September 30, 2009. This term loan matures in June 2014 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 2.625% to 3.50%. Semi-annual principal payments of €0.7 on this term loan are due on December 31 and June 30 each year through June 2014. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 2.16% by entering into an interest rate swap agreement. The effective interest rate on this term loan at September 30, 2009 was 5.03%.
Flaga has two working capital facilities totaling €24. Flaga has a multi-currency working capital facility currently scheduled to expire in June 2010 that provides for borrowings and issuances of guarantees totaling €16 of which €2.1 ($3.0) was outstanding at September 30, 2009. Flaga also has an €8 euro-denominated working capital facility currently scheduled to expire in June 2010 of which €4.1 ($6.1) was outstanding at September 30, 2009. Issued and outstanding guarantees, which reduce available borrowings under the working capital facilities, totaled €2.7 ($3.9) at September 30, 2009 and €0.7 ($1.0) at September 30, 2008. Amounts outstanding under the working capital facilities are classified as bank loans. Borrowings under the working capital facilities generally bear interest at market rates (a daily euro-based rate or three-month euribor rates) plus a margin. The weighted-average interest rates on Flaga’s working capital loans were 4.94% at September 30, 2009 and 4.52% at September 30, 2008.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Restrictive Covenants and Guarantees. The Senior Facilities Agreement restricts the ability of Antargaz, to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets. Under this agreement, Antargaz is generally permitted to make restricted payments, such as dividends, if the ratio of net debt to EBITDA on a French generally accepted accounting basis, as defined in the agreement, is less than 3.75 to 1.00 and if no event of default exists or would exist upon payment of such restricted payment.
The Flaga term loans and working capital facilities are guaranteed by UGI. In addition, under certain conditions regarding changes in certain financial ratios of UGI, the lending banks may accelerate repayment of the debt.
UGI Utilities
Revolving Credit Agreement. UGI Utilities has a revolving credit agreement (“UGI Utilities Revolving Credit Agreement”) with a group of banks providing for borrowings of up to $350 which expires in August 2011. Under the UGI Utilities Revolving Credit Agreement, UGI Utilities may borrow at various prevailing interest rates, including LIBOR and the banks’ prime rate. UGI Utilities had borrowings outstanding under the Utilities Revolving Credit Agreement, which we classify as bank loans, totaling $154 at September 30, 2009 and $57 at September 30, 2008. The weighted-average interest rates on UGI Utilities’ Revolving Credit Agreement borrowings at September 30, 2009 and 2008 were 0.59% and 5.0%, respectively. In conjunction with the October 1, 2008, CPG Acquisition, UGI made a $120 cash contribution to UGI Utilities on September 30, 2008. This cash contribution was used by UGI Utilities to reduce borrowings under the UGI Utilities Revolving Credit Agreement. On October 1, 2008, UGI Utilities borrowed under the UGI Utilities Revolving Credit Agreement to fund a portion of the CPG Acquisition.
Restrictive Covenants. UGI Utilities Revolving Credit Agreement requires UGI Utilities to maintain a maximum ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.
Restricted Net Assets
At September 30, 2009, the amount of net assets of UGI’s consolidated subsidiaries that was restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $1,200.
Note 6 — Income Taxes
Income before income taxes comprises the following:

	2009	2008	2007
Domestic	$308.2	$290.7	$278.4
Foreign	109.4	59.3	52.6

Total income before income taxes	$417.6	$350.0	$331.0

The provisions for income taxes consist of the following:

	2009	2008	2007
Current expense:
Federal	$69.6	$92.4	$65.6
State	21.6	26.1	17.4
Foreign	41.1	16.9	16.6

Total current expense	132.3	135.4	99.6
Deferred (benefit) expense:
Federal	27.6	(1.6)	24.8
State	(1.1)	(3.0)	1.9
Foreign	0.7	4.1	0.8
Investment tax credit amortization	(0.4)	(0.4)	(0.4)

Total deferred expense (benefit)	26.8	(0.9)	27.1

Total income tax expense	$159.1	$134.5	$126.7

Federal income taxes for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are net of foreign tax credits of $34.9, $4.3 and $14.1, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
A reconciliation from the statutory federal tax rate to our effective tax rate (presented as a percentage of pretax income excluding minority interests principally in AmeriGas Partners) is as follows:

	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
State income taxes, net of federal benefit	3.4	4.4	3.8
Effects of international operations	(0.4)	(1.4)	(1.4)
Other, net	0.1	0.4	0.9

Effective tax rate	38.1%	38.4%	38.3%

Deferred tax liabilities (assets) comprise the following at September 30:

	2009	2008
Excess book basis over tax basis of property, plant and equipment	$366.2	$313.0
Investment in AmeriGas Partners	172.5	172.6
Intangible assets and goodwill	51.0	49.1
Utility regulatory assets	51.6	34.0
Foreign currency translation adjustment	21.4	13.0
Other	9.5	14.7

Gross deferred tax liabilities	672.2	596.4

Pension plan liabilities	(60.4)	(21.7)
Employee-related benefits	(37.6)	(31.7)
Operating loss carryforwards	(25.5)	(22.1)
Foreign tax credit carryforwards	(69.6)	(43.6)
Utility regulatory liabilities	(16.6)	(3.7)
Derivative financial instruments	(30.9)	(33.6)
Other	(49.0)	(33.0)

Gross deferred tax assets	(289.6)	(189.4)

Deferred tax assets valuation allowance	87.8	56.5

Net deferred tax liabilities	$470.4	$463.5

At September 30, 2009, foreign net operating loss carryforwards principally relating to Flaga and certain operations of Antargaz totaled $36.8 and $7.6, respectively, with no expiration dates. We have state net operating loss carryforwards primarily relating to four non-operating subsidiaries which approximate $119.8 and expire through 2029. We also have operating loss carryforwards of $6.5 for certain operations of AmeriGas Propane that expire through 2029. At September 30, 2009, deferred tax assets relating to operating loss carryforwards include $8.2 for Flaga, $2.6 for Antargaz, $1.0 for UGI International (BV), $2.3 for AmeriGas Propane and $11.4 for certain other subsidiaries. A valuation allowance of $14.6 has been provided for all deferred tax assets related to state net operating loss carryforwards and other state deferred tax assets of certain subsidiaries because, on a state reportable basis, it is more likely than not that these assets will expire unused. A valuation allowance of $3.6 was also provided for deferred tax assets related to certain operations of Antargaz and UGI International Holdings, B.V. Operating activities and tax deductions related to the exercise of non-qualified stock options contributed to the state net operating losses disclosed above. We first recognize the utilization of state net operating losses from operations (which exclude the impact of tax deductions for exercises of non-qualified stock options) to reduce income tax expense. Then, to the extent state net operating loss carryforwards, if realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
We have foreign tax credit carryforwards of approximately $69.6 expiring through 2020 resulting from the actual and planned repatriation of Antargaz’ accumulated earnings since acquisition includable in U.S. taxable income. Because we expect that these credits will expire unused, a valuation allowance has been provided for the entire foreign tax credit carryforward amount. The valuation allowance for all deferred tax assets increased by $31.3 in Fiscal 2009, due primarily to an increase in the foreign tax credit carryforward of $26.0.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain central and eastern European countries. Our U.S. federal income tax returns are settled through the 2006 tax year and our French tax returns are settled through the 2005 tax year. Our Austrian tax returns are settled through 2007 and our other central and eastern European tax returns are effectively settled for various years from 2001 to 2006. UGI Corporation’s federal income tax return for Fiscal 2007 is currently under audit. Although it is not possible to predict with certainty the timing of the conclusion of the pending U.S. federal tax audit in progress, we anticipate that the Internal Revenue Service’s audit of our Fiscal 2007 U.S. federal income tax return will likely be completed during Fiscal 2010. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended U.S. federal income tax return remains subject to examination by various states for a period of up to one year after formal notification to the states of such U.S. federal tax return amendments.
As of September 30, 2009, we have unrecognized income tax benefits totaling $2.3 including related accrued interest of $0.2. If these unrecognized tax benefits were subsequently recognized, $2.2 would be recorded as a benefit to income taxes on the consolidated statement of income and, therefore, would impact the reported effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. The amount of reasonably possible changes in unrecognized tax benefits and related interest in the next twelve months is a net reduction of approximately $0.9.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at October 1, 2007	$4.3
Additions for tax positions of the current year	0.7
Additions for tax positions of prior years	0.7
Settlements with tax authorities	(0.8)

Balance at September 30, 2008	4.9

Additions for tax positions of the current year	0.5
Additions for tax positions of prior years	0.3
Reductions as a result of tax positions taken in prior years	(1.2)
Settlements with tax authorities	(2.2)

Balance at September 30, 2009	$2.3

Note 7 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans. In the U.S., we sponsor two defined benefit pension plans for employees hired prior to January 1, 2009 of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the Antargaz plans, such amounts are not material.
Effective December 31, 2008, we merged two of our domestic defined benefit pension plans. As a result of the merger, we were required under GAAP to remeasure the combined plan’s assets and benefit obligations as of December 31, 2008 and we recorded an after-tax charge to AOCI of $38.7 to reflect the underfunded position of the merged plan at December 31, 2008. As a result of the remeasurement, Fiscal 2009 pension expense increased approximately $4.2 in the period subsequent to the measurement principally as a result of the amortization of actuarial losses.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the Pension Plans and the Antargaz pension plans, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets, and the funded status of the pension and other postretirement plans as of September 30, 2009 and 2008. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

	Pension		Other Postretirement
	Benefits		Benefits
	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligations — beginning of year	$310.9	$310.4	$15.6	$20.1
Service cost	7.1	6.1	0.3	0.5
Interest cost	23.3	19.6	1.2	1.2
Actuarial loss (gain)	67.0	(10.0)	2.2	(2.5)
Acquisitions	44.5	—	3.4	—
Plan amendments	0.1	—	—	(0.4)
Plan settlement or curtailment	(5.7)	—	—	(2.2)
Foreign currency	0.1	(0.1)	0.1	—
Benefits paid	(18.4)	(15.1)	(1.4)	(1.1)

Benefit obligations — end of year	$428.9	$310.9	$21.4	$15.6

Change in plan assets:
Fair value of plan assets — beginning of year	$244.7	$294.0	$10.0	$12.2
Actual gain (loss) on plan assets	15.0	(34.7)	—	(1.8)
Acquisitions	38.4	—	—	—
Foreign currency	0.1	—	—	—
Employer contributions	5.7	0.5	1.1	0.7
Settlement payments	(5.7)	—	—	—
Benefits paid	(18.4)	(15.1)	(1.4)	(1.1)

Fair value of plan assets — end of year	$279.8	$244.7	$9.7	$10.0

Funded status of the plans — end of year	$(149.1)	$(66.2)	$(11.7)	$(5.6)

Assets (liabilities) recorded in the balance sheet:
Prepaid assets (included in Other assets)	$—	$1.1	$—	$0.7
Unfunded liabilities (included in Other noncurrent liabilities)	(149.1)	(67.3)	(11.7)	(6.3)

Net amount recognized	$(149.1)	$(66.2)	$(11.7)	$(5.6)

Amounts recorded in stockholders’ equity:
Net actuarial loss (gain)	$133.2	$64.6	$(0.6)	$(1.2)
Prior service (credit) cost	(0.2)	(0.2)	0.1	—

Total	$133.0	$64.4	$(0.5)	$(1.2)

In Fiscal 2010, we estimate that we will amortize $5.8 of net actuarial losses from stockholders’ equity into retiree benefit cost.
Actuarial assumptions for our domestic plans are described below. Assumptions for the Antargaz plans are based upon market conditions in France. The discount rates at September 30 are used to measure the year-end benefit obligations and the earnings effects for the subsequent year. The discount rate is based upon market-observed yields for high quality fixed income securities with maturities that correlate to the anticipated payment of benefits. The expected rate of return on assets assumption is based on the current and expected asset allocations as well as historical and expected returns on various categories of plan assets.

	Pension Plans				Other Postretirement Benefits
	2009	2008	2007	2006	2009	2008	2007	2006
Weighted-average assumptions:
Discount rate	5.5%	6.8%	6.4%	6.0%	5.5%	6.8%	6.4%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	8.5%	5.5%	5.5%	5.5%	5.6%
Rate of increase in salary levels	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%	3.8%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The ABO for the Pension Plans was $377.7 and $272.4 as of September 30, 2009 and 2008, respectively.
Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$7.1	$6.1	$6.5	$0.3	$0.5	$0.5
Interest cost	23.3	19.6	18.8	1.2	1.2	1.2
Expected return on assets	(25.7)	(24.5)	(23.5)	(0.6)	(0.7)	(0.6)
Curtailment gain	—	—	—	—	(2.2)	—
Settlement loss	1.8	—	—	—	—	—
Amortization of:
Transition obligation	—	—	—	0.2	0.2	0.2
Prior service cost (benefit)	—	—	0.2	(0.4)	(0.4)	(0.3)
Actuarial loss (gain)	3.8	0.1	1.1	(0.1)	(0.1)	—

Net benefit cost (income)	10.3	1.3	3.1	0.6	(1.5)	1.0
Change in associated regulatory liabilities	—	—	—	3.3	3.4	3.1

Net benefit cost after change in regulatory liabilities	$10.3	$1.3	$3.1	$3.9	$1.9	$4.1

Pension Plans’ assets are held in trust. It is our general policy to fund amounts for pension benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time we may, at our discretion, contribute additional amounts. We did not make any contributions to the Pension Plans in Fiscal 2009, Fiscal 2008 or Fiscal 2007. In conjunction with the settlement of obligations under a subsidiary retirement benefit plan, Antargaz made a settlement payment of approximately €4.1 ($5.7) during Fiscal 2009. We believe that we will be required to make contributions to the Pension Plans in Fiscal 2010 but such amounts are not expected to be material.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under GAAP. The difference between such amounts and amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. The required contributions to the VEBA during Fiscal 2010 are not expected to be material.
Expected payments for pension benefits and for other postretirement welfare benefits are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Fiscal 2010	$19.2	$2.0
Fiscal 2011	19.5	2.0
Fiscal 2012	20.8	2.0
Fiscal 2013	21.7	1.9
Fiscal 2014	23.1	1.9
Fiscal 2015 — 2019	137.0	9.5

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
In accordance with our investment strategy to obtain long-term growth, our target asset allocations are to maintain a mix of 65% equities and the remainder in fixed income funds or cash equivalents in the Pension Plans. The targets and actual allocations for the Pension Plans’ and VEBA trust assets at September 30 are as follows:

	Target		Pension Plan		VEBA
	Pension Plan	VEBA	2009	2008	2009	2008
Equities	65%	65%	68%	63%	64%	57%
Fixed income funds	35%	35%	32%	37%	30%	34%
Cash equivalents	N/A	0%	N/A	N/A	6%	9%
UGI Common Stock comprised approximately 8% and 9% of Pension Plans’ assets at September 30, 2009 and 2008, respectively.
The assumed domestic health care cost trend rates are 8.0% for Fiscal 2010, decreasing to 5.0% in Fiscal 2016. A one percentage point change in the assumed health care cost trend rate would increase (decrease) the Fiscal 2009 postretirement benefit cost and obligation as follows:

	1% Increase	1% Decrease
Service and interest costs in Fiscal 2009	$0.1	$(0.1)
ABO at September 30, 2009	$1.0	$(0.8)
We also sponsor unfunded and non-qualified supplemental executive retirement plans. At September 30, 2009 and 2008, the PBOs of these plans were $20.7 and $17.5, respectively. We recorded net costs for these plans of $3.1 in Fiscal 2009, $3.0 in Fiscal 2008 and $2.4 in Fiscal 2007. These costs are not included in the tables above. Amounts recorded in stockholders’ equity for these plans include after-tax losses of $4.2 and $2.6 at September 30, 2009 and 2008, respectively, principally representing unrecognized actuarial losses. We expect to amortize approximately $0.4 million of pre-tax actuarial losses in Fiscal 2010.
Defined Contribution Plans. We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $10.1 in Fiscal 2009, $9.4 in Fiscal 2008 and $9.2 in Fiscal 2007.
Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with Utilities are included in our accompanying balance sheets at September 30:

	2009	2008
Regulatory assets:
Income taxes recoverable	$79.5	$73.7
Postretirement benefits	2.5	4.3
CPG Gas pension and postretirement plans	8.5	—
Environmental costs	26.9	9.0
Deferred fuel costs	19.6	16.0
Other	4.5	4.4

Total regulatory assets	$141.5	$107.4

Regulatory liabilities:
Postretirement benefits	$9.3	$8.9
Environmental overcollections	8.7	—
Deferred fuel refunds	30.8	—

Total regulatory liabilities	$48.8	$8.9

Income taxes recoverable. This regulatory asset is the result of recording deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. Utilities has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues recoverable through the ratemaking process over the average remaining depreciable lives of the associated property ranging from 1 to approximately 50 years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Postretirement benefits. The PUC has authorized UGI Utilities to recover certain early retirement benefit costs as well as other postretirement benefit costs incurred prior to such amounts being reflected in tariff rates. These costs are reflected as regulatory assets in the table above. At September 30, 2009, UGI Utilities expects to recover these costs over periods ranging from 1 to approximately 10 years.
Gas Utility and Electric Utility are also recovering ongoing postretirement benefit costs at amounts permitted by the PUC in prior base rate proceedings. With respect to UGI Gas and Electric Utility, the difference between the amounts recovered through rates and the actual costs incurred in accordance with accounting for postretirement benefits are being deferred for future refund to or recovery from ratepayers. Such amounts are reflected in regulatory liabilities in the table above. In addition, in accordance with GAAP relating to pension and postretirement plans, UGI Utilities’ postretirement regulatory liability is adjusted annually to reflect changes in the funded status of UGI Gas’ and Electric Utility’s postretirement benefit plan.
CPG Gas pension and postretirement plans. This regulatory asset represents the portion of prior service cost and net actuarial losses associated with CPG Gas pension and postretirement plans that will be recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with GAAP relating to pension and postretirement plans. These costs are amortized over the average remaining life expectancy of the plan participants. These regulatory assets are reflected net of associated deferred income taxes.
Environmental costs. Environmental costs represents amounts actually spent by UGI Gas to clean up sites in Pennsylvania as well as the portion of estimated probable future environmental remediation and investigation costs that CPG Gas and PNG Gas expect to incur in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (see Note 15). UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. PNG Gas and CPG Gas are currently recovering and expect to continue to recover these costs in base rate revenues. At September 30, 2009, the period over which PNG Gas and CPG Gas expect to recover these costs will depend upon future remediation activity.
Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for the difference between the total amount of purchased gas costs collected from customers and the recoverable costs incurred. In accordance with GAAP relating to rate-regulated entities, we defer the difference between amounts recognized in revenues and the applicable gas costs incurred until they are subsequently billed or refunded to customers. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized losses on such contracts at September 30, 2008 were $23.3. There were no such gains or losses at September 30, 2009. UGI Utilities expects to recover or refund deferred fuel costs generally over a period of 1 to 2 years.
Environmental overcollections. This regulatory liability represents the difference between amounts recovered in rates and actual costs incurred (net of insurance proceeds) associated with the terms of a consent order agreement between CPG and the Pennsylvania Department of Environmental Protection to remediate certain gas plant sites.
Other. Other regulatory assets comprise a number of items including, among others, deferred asset retirement costs, deferred rate case expenses, customer choice implementation costs and deferred software development costs. At September 30, 2009, UGI Utilities expects to recover these costs over periods of approximately 1 to 5 years.
UGI Utilities’ regulatory liabilities relating to postretirement benefits and environmental overcollections are included in “Other noncurrent liabilities” on the Consolidated Balance Sheets. UGI Utilities does not recover a rate of return on its regulatory assets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Other Regulatory Matters
PNG and CPG Base Rate Filings. On January 28, 2009, PNG and CPG filed separate requests with the PUC to increase base operating revenues by $38.1 annually for PNG and $19.6 annually for CPG to fund system improvements and operations necessary to maintain safe and reliable natural gas service and energy assistance for low income customers as well as energy conservation programs for all customers. On July 2, 2009, PNG and CPG each filed joint settlement petitions with the PUC based on agreements with the opposing parties regarding the requested base operating revenue increases. On August 27, 2009, the PUC approved the settlement agreements which resulted in a $19.8 base operating revenue increase for PNG Gas and a $10.0 base operating revenue increase for CPG Gas. The increases became effective August 28, 2009 and did not have a material effect on Fiscal 2009 results.
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
In accordance with the POLR Settlement, Electric Utility may increase its POLR rates up to certain limits through December 31, 2009. Consistent with the terms of the POLR Settlement, Electric Utility increased its POLR rates effective January 1, 2009, which increased the average cost to a residential heating customer by approximately 1.5% over such costs in effect during calendar year 2008. Effective January 1, 2008, Electric Utility increased its POLR rates which increased the average cost to a residential heating customer by approximately 5.5% over such costs in effect during calendar year 2007. Effective January 1, 2007, Electric Utility increased the average cost to a residential heating customer by approximately 35% over such costs in effect during calendar year 2006.
On July 17, 2008, the PUC approved Electric Utility’s default service procurement, implementation and contingency plans, as modified by the terms of a May 2, 2008 settlement, filed in accordance with the PUC’s default service regulations. These plans do not affect Electric Utility’s existing POLR settlement effective through December 31, 2009. The approved plans specify how Electric Utility will solicit and acquire default service supplies for residential customers for the period January 1, 2010 through May 31, 2014, and for commercial and industrial customers for the period January 1, 2010 through May 31, 2011 (collectively, the “Settlement Term”). UGI Utilities filed a rate plan on August 29, 2008 for the Settlement Term. On January 22, 2009, the PUC approved a settlement of the rate filing that provides for Electric Utility to fully recover its default service costs. On October 1, 2009, UGI Utilities filed a default service plan to establish procurement rules applicable to the period after May 31, 2011 for its commercial and industrial customers.
Note 9 — Inventories
Inventories comprise the following at September 30:

	2009	2008
Non-utility LPG and natural gas	$118.0	$199.8
Gas Utility natural gas	189.7	155.9
Materials, supplies and other	55.5	45.1

Total inventories	$363.2	$400.8

At September 30, 2009 and 2008, UGI Utilities was a party to one-year storage contract administrative agreements (“SCAAs”) expiring on October 31, 2009 and 2008, respectively. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above. The carrying value of gas storage inventories released under the SCAAs to non-affiliates at September 30, 2009 and 2008 comprising 1.3 billion cubic feet (“bcf”) and 1.4 bcf of natural gas was $10.5 and $10.3, respectively. Effective November 1, 2009, UGI Utilities entered into three new SCAAs with terms ranging from one to three years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2009	2008
Utilities:
Distribution	$1,813.2	$1,520.3
Transmission	76.8	28.5
General and other	166.9	120.2

Total Utilities	2,056.9	1,669.0

Non-utility:
Land	96.0	81.8
Buildings and improvements	192.0	160.6
Transportation equipment	110.6	94.5
Equipment, primarily cylinders and tanks	1,970.6	1,762.7
Electric generation	119.8	84.9
Other	146.5	111.1

Total non-utility	2,635.5	2,295.6

Total property, plant and equipment	$4,692.4	$3,964.6

Note 11 — Goodwill and Intangible Assets
Goodwill and other intangible assets comprise the following at September 30:

	2009	2008
Goodwill (not subject to amortization)	$1,582.3	$1,489.7

Other intangible assets:
Customer relationships, noncompete agreements and other	$219.1	$197.3
Trademark (not subject to amortization)	49.7	47.8

Gross carrying amount	268.8	245.1
Accumulated amortization	(103.3)	(90.1)

Net carrying amount	$165.5	$155.0

The increase in goodwill and other intangibles during Fiscal 2009 principally reflects the effects of foreign currency translation and acquisitions. We amortize customer relationships and noncompete agreement intangibles over their estimated periods of benefit which do not exceed 15 years. Amortization expense of intangible assets was $18.4 in Fiscal 2009, $18.8 in Fiscal 2008 and $16.9 in Fiscal 2007. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2010 — $17.2; Fiscal 2011 — $16.8; Fiscal 2012 — $16.7; Fiscal 2013 — $16.1; Fiscal 2014 — $14.2.
Note 12 — Series Preferred Stock
UGI has 10,000,000 shares of UGI Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of UGI Series Preferred Stock outstanding at September 30, 2009 or 2008.
UGI Utilities has 2,000,000 shares of UGI Utilities Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. At September 30, 2009 and 2008, there were no shares of UGI Utilities Series Preferred Stock outstanding.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 13 — Common Stock and Equity-Based Compensation
UGI Common Stock share activity for Fiscal 2007, Fiscal 2008 and Fiscal 2009 follows:

	Issued	Treasury	Outstanding

Balance September 30, 2006	115,152,994	(9,698,632)	105,454,362
Issued:
Employee and director plans	—	1,104,824	1,104,824
Dividend reinvestment plan	—	87,700	87,700

Balance September 30, 2007	115,152,994	(8,506,108)	106,646,886
Issued:
Employee and director plans	94,700	1,028,843	1,123,543
Dividend reinvestment plan	—	90,533	90,533

Balance September 30, 2008	115,247,694	(7,386,732)	107,860,962

Issued:
Employee and director plans	13,600	776,074	789,674
Dividend reinvestment plan	—	96,071	96,071

Balance September 30, 2009	115,261,294	(6,514,587)	108,746,707

Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options, grants of UGI stock-based equity instruments and grants of AmeriGas Partners equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $17.6 ($11.4 after-tax), $11.8 ($7.7 after-tax) and $12.4 ($8.5 after-tax) in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.
UGI Equity-Based Compensation Plans and Awards. Under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 (the “OECP”), we may grant options to acquire shares of UGI Common Stock, stock appreciation rights (“SARs”), UGI Units (comprising “Stock Units” and “UGI Performance Units”) and other equity-based awards to key employees and non-employee directors. The exercise price for options may not be less than the fair market value on the grant date. Awards granted under the OECP may vest immediately or ratably over a period of years, and stock options can be exercised no later than ten years from the grant date. In addition, the OECP provides that awards of UGI Units may also provide for the crediting of dividend equivalents to participants’ accounts. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
Under the OECP, awards representing up to 15,000,000 shares of UGI Common Stock may be granted. The maximum number of shares that may be issued pursuant to grants other than stock options or SARs is 3,200,000. Dividend equivalents on UGI Unit awards to employees will be paid in cash. Dividend equivalents on non-employee director awards are paid in additional Stock Units. UGI Unit awards granted to employees and non-employee directors are settled in shares of Common Stock and cash. Beginning with Fiscal 2006 grants, UGI Unit awards granted to Antargaz employees are settled in shares of Common Stock. With respect to UGI Performance Unit awards, the actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance goals and service conditions. It is our practice to issue treasury shares to satisfy substantially all option exercises and UGI Unit awards. We do not expect to repurchase shares for such purposes during Fiscal 2010.

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
UGI Stock Option Awards. Stock option transactions under the OECP and predecessor plans for Fiscal 2007, Fiscal 2008 and Fiscal 2009 follow:

				Weighted
		Weighted	Total	Average
		Average	Intrinsic	Contract Term
	Shares	Option Price	Value	(Years)
Shares under option — September 30, 2006	5,843,852	$17.06

Granted	1,326,800	$27.12
Exercised	(812,573)	$13.20	$11.8

Shares under option — September 30, 2007	6,358,079	$19.65

Granted	1,423,800	$27.25
Cancelled	(147,300)	$27.03
Exercised	(982,334)	$15.64	$11.2

Shares under option — September 30, 2008	6,652,245	$21.71	$30.9	6.6

Granted	1,411,200	$24.65
Forfeited	(87,334)	$25.81
Exercised	(474,618)	$13.30	$6.0

Shares under option — September 30, 2009	7,501,493	$22.74	$23.2	6.4

Options exercisable — September 30, 2007	3,568,746	$16.75
Options exercisable — September 30, 2008	3,960,778	$18.93
Options exercisable — September 30, 2009	4,744,054	$21.00	$21.9	5.3

Non-vested options — September 30, 2009	2,757,439	$25.74	$1.3	8.3

Cash received from stock option exercises and associated tax benefits was $6.3 and $2.2, $15.4 and $3.7, and $10.7 and $4.0 in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. As of September 30, 2009, there was $3.8 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents additional information relating to stock options outstanding and exercisable at September 30, 2009:

	Range of exercise prices
	$6.88 -	$16.25 -	$22.38 -
	$15.65	$21.73	$28.02
Options outstanding at September 30, 2009:
Number of options	529,325	2,653,102	4,319,066
Weighted average remaining contractual life (in years)	2.8	4.7	7.8
Weighted average exercise price	$11.82	$19.52	$26.07

Options exercisable at September 30, 2009
Number of options	529,325	2,533,102	1,681,627
Weighted average exercise price	$11.82	$19.47	$26.19

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
UGI Stock Option Fair Value Information. The per share weighted-average fair value of stock options granted under our option plans was $4.13 in Fiscal 2009, $5.06 in Fiscal 2008, and $5.71 in Fiscal 2007. These amounts were determined using a Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The expected life of option awards represents the period of time during which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on historical volatility of the price of UGI’s Common Stock. Expected dividend yield is based on historical UGI dividend rates. The risk free interest rate is based on U.S. Treasury bonds with terms comparable to the options in effect on the date of grant.
The assumptions we used for valuing option grants during Fiscal 2009, Fiscal 2008 and Fiscal 2007 are as follows:

	2009	2008	2007
Expected life of option	5.75 years	5.75 – 6.75 years	6 – 6.75 years
Weighted average volatility	23.7%	20.9%	21.5%
Weighted average dividend yield	3.0%	2.8%	2.9%

Expected volatility	20.3% – 23.7%	20.3% – 20.9%	20.8% – 21.5%
Expected dividend yield	2.9% – 3.2%	2.8% – 2.9%	2.8% – 2.9%
Risk free rate	1.7% – 3.0%	3.4% – 3.6%	4.3% – 4.7%
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
The fair value of UGI Stock Units on the grant date is equal to the market price of UGI Stock on the grant date. Under GAAP, UGI Performance Units are equity awards with a market-based condition which, if settled in shares, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of UGI Performance Units are estimated using a Monte Carlo valuation model. The fair value associated with the target award is accounted for as equity and the fair value of the award over the target, as well as all dividend equivalents, is accounted for as a liability. The expected term of the UGI Performance Unit awards is three years based on the performance period. Expected volatility is based on the historical volatility of UGI Common Stock over a three-year period. The risk-free interest rate is based on the yields on U.S. Treasury bonds at the time of grant. Volatility for all companies in the UGI comparator group is based on historical volatility.
The following table summarizes the weighted average assumptions used to determine the fair value of UGI Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2009	2008	2007
Risk-free rate	1.0%	2.7%	4.7%
Expected life	3 years	3 years	3 years
Expected volatility	27.1%	20.5%	19.6%
Dividend yield	3.2%	3.1%	2.6%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The weighted-average grant date fair value of UGI Performance Unit awards was estimated to be $27.91 for Units granted in Fiscal 2009, $29.70 for Units granted in Fiscal 2008, and $26.84 for Units granted in Fiscal 2007.
The following table summarizes UGI Unit award activity for Fiscal 2009:

	Total		Vested		Non-Vested
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	UGI	Fair Value	UGI	Fair Value	UGI	Fair Value
	Units	(per Unit)	Units	(per Unit)	Units	(per Unit)
September 30, 2008	881,675	$21.82	527,061	$18.32	354,614	$27.01
UGI Performance Units:
Granted	216,250	$27.91	—	$—	216,250	$27.91
Forfeited	(25,666)	$28.67	—	$—	(25,666)	$28.67
Vested	—	$—	192,753	$25.92	(192,753)	$25.92
Unit awards paid	(158,150)	$21.01	(158,150)	$21.01	—	$—
Performance criteria not met	—	$—	—	$—	—	$—
UGI Stock Units:
Granted (a)	52,767	$24.60	—	$—	52,767	$24.60
Vested	—	$—	62,367	$24.85	(62,367)	$24.85
Unit awards paid	(88,449)	$17.30	(88,449)	$17.30	—	$—

September 30, 2009	878,427	$23.89	535,582	$21.20	342,845	$28.09

(a)	Generally, shares granted under UGI Stock Unit awards are paid approximately 70% in shares. UGI Stock Unit awards granted in Fiscal 2008 and Fiscal 2007 were 37,732 and 44,729, respectively.
During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company paid UGI Performance Unit and UGI Stock Unit awards in shares and cash as follows:

	2009	2008	2007
UGI Performance Unit awards:
Number of original awards granted	163,450	185,300	193,600
Fiscal year granted	2006	2005	2004
Payment of awards:
Shares of UGI Common Stock issued	117,847	0	117,987
Cash paid	$3.1	$0	$2.8

UGI Stock Unit awards:
Number of original awards granted	88,449	40,000	86,000
Payment of awards:
Shares of UGI Common Stock issued	58,376	20,000	51,400
Cash paid	$0.8	$0.6	$1.1

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
During Fiscal 2009, Fiscal 2008 and Fiscal 2007, we granted UGI Unit awards representing 269,017, 253,325, and 242,371 shares, respectively, having weighted-average grant date fair values per Unit of $27.26, $29.34, and $26.78, respectively.
As of September 30, 2009, there was a total of approximately $6.7 of unrecognized compensation cost associated with 878,427 UGI Unit awards outstanding that is expected to be recognized over a weighted average period of 1.8 years. The total fair values of UGI Units that vested during Fiscal 2009, Fiscal 2008, and Fiscal 2007 were $7.6, $7.1 and $6.9, respectively. As of September 30, 2009 and 2008, total liabilities of $8.9 and $6.3, respectively, associated with UGI Unit awards are reflected in “Other current liabilities” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.
At September 30, 2009, 5,572,930 shares of Common Stock were available for future grants under the OECP, of which up to 1,855,956 may be issued pursuant to grants other than stock options or SARs.
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
Under GAAP, AmeriGas Performance Units are equity awards with a market-based condition which, if settled in Common Units, results in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units are estimated using a Monte Carlo valuation model. The fair value associated with the target award and the award above the target, if any, which will be paid in AmeriGas Units, is accounted for as equity and the fair value of all distribution equivalents, which will be paid in cash, is accounted for as a liability. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. Expected volatility is based on the historical volatility of AmeriGas Partners Common Units over a three-year period. The risk-free interest rate is based on the rates on U.S. Treasury bonds at the time of grant. Volatility for all limited partnerships in the peer group is based on historical volatility.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2009	2008	2007
Risk-free rate	1.0%	3.1%	4.7%
Expected life	3 years	3 years	3 years
Expected volatility	32.0%	17.7%	17.6%
Dividend yield	9.1%	6.8%	7.1%
We also have a nonexecutive AmeriGas Partners Common Unit plan under which the General Partner may grant awards of up to a total of 200,000 Common Units (comprising “AmeriGas Units”) to key employees who do not participate in the 2000 Propane Plan. Generally, awards under the nonexecutive plan vest at the end of a three-year period and are paid in Common Units and cash. The General Partner made awards under the 2000 Propane Plan and the nonexecutive plan representing 60,200, 40,050 and 49,650 Common Units in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, having weighted-average grant date fair values per Common Unit of $31.94, $37.91 and $33.63, respectively. At September 30, 2009 and 2008, awards representing 147,600 and 126,100 Common Units, respectively, were outstanding. At September 30, 2009, 227,986 and 135,700 Common Units were available for future grants under the 2000 Propane Plan and the nonexecutive plan, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following table summarizes AmeriGas Unit and AmeriGas Performance Unit award activity for Fiscal 2009:

	Total		Vested		Non-Vested
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	AmeriGas	Average	AmeriGas	Average	AmeriGas	Average
	Partners	Grant Date	Partners	Grant Date	Partners	Grant Date
	Common	Fair Value	Common	Fair Value	Common	Fair Value
	Units	(per Unit)	Units	(per Unit)	Units	(per Unit)
September 30, 2008	126,100	$33.44	39,966	$32.03	86,134	$34.10
Granted	60,200	$31.94	—	$—	60,200	$31.94
Forfeited	(1,500)	$30.70	—	$—	(1,500)	$30.70
Vested	—	$—	48,818	$31.70	(48,818)	$31.70
Unit awards paid	(37,200)	$29.56	(37,200)	$29.56	—	$—

September 30, 2009	147,600	$33.83	51,584	$33.49	96,016	$34.02

During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Partnership paid AmeriGas Performance Unit and AmeriGas Unit awards (collectively, “Awards”) in Common Units and cash as follows:

	2009	2008	2007
Number of original Awards granted	38,350	39,767	52,200
Fiscal year granted	2006	2005	2004
Payment of Awards:
AmeriGas Partners Common Units issued	36,437	21,249	25,392
Cash paid	$0.9	$0.8	$0.6
As of September 30, 2009, there was a total of approximately $2.0 of unrecognized compensation cost associated with 147,600 AmeriGas Common Unit awards that is expected to be recognized over a weighted average period of 1.8 years. The total fair values of Common Units that vested during Fiscal 2009, Fiscal 2008, and Fiscal 2007 were $1.6, $2.1, and $1.2, respectively. As of September 30, 2009 and 2008, total liabilities of $1.4 and $1.0 associated with Common Unit awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” in the Consolidated Balance Sheets.
Note 14 — Partnership Distributions
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Distributions of Available Cash are made 98% to limited partners and 2% to the General Partner (representing a 1% General Partner interest in AmeriGas Partners and 1.01% interest in AmeriGas OLP) until Available Cash exceeds the Minimum Quarterly Distribution of $0.55 and the First Target Distribution of $0.055 per Common Unit (or a total of $0.605 per Common Unit). When Available Cash exceeds $0.605 per Common Unit in any quarter, the General Partner will receive a greater percentage of the total Partnership distribution (the “incentive distribution”) but only with respect to the amount by which the distribution per Common Unit to limited partners exceeds $0.605. Because the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit beginning with the quarterly distribution paid May 18, 2007, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The General Partner distribution based on its general partner ownership percentage interest alone totaled $7.8 in Fiscal 2009, $3.6 in Fiscal 2008 and $6.8 in Fiscal 2007. The amount of the distributions received by the General Partner during Fiscal 2009, Fiscal 2008 and Fiscal 2007 in excess of its ownership percentage totaled $4.5, $0.7 and $3.7, respectively.
On July 27, 2009, the General Partner’s Board of Directors approved a distribution of $0.84 per Common Unit payable on August 18, 2009 to unitholders of record on August 10, 2009. This distribution included the regular quarterly distribution of $0.67 per Common Unit and $0.17 per Common Unit reflecting a distribution of a portion of the proceeds from the Partnership’s November 2008 sale of its California storage facility.
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
Note 15 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and transportation, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $70.1 in Fiscal 2009, $71.2 in Fiscal 2008 and $68.1 in Fiscal 2007.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

						After
	2010	2011	2012	2013	2014	2014

AmeriGas Propane	$46.2	$37.6	$30.8	$24.8	$17.7	$28.4
UGI Utilities	5.0	4.2	3.5	3.0	2.1	4.7
International Propane and other	10.3	6.8	3.1	1.6	0.6	0.1

Total	$61.5	$48.6	$37.4	$29.4	$20.4	$33.2

Our businesses enter into contracts of varying lengths and terms to meet their supply, pipeline transportation, storage, capacity and energy needs. Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and natural gas storage services, which Gas Utility may terminate at various dates through 2029. Gas Utility’s costs associated with transportation and storage capacity agreements are included in its annual PGC filings with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices. Electric Utility purchases its energy needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through Fiscal 2014. Energy Services enters into fixed-price contracts with suppliers to purchase natural gas to meet its sales commitments. Generally, these contracts have terms of less than two years. The Partnership enters into fixed-price and, from time to time, variable-priced contracts to purchase a portion of its supply requirements. These contracts generally have terms of less than one year. International Propane, particularly Antargaz, enters into variable-priced contracts to purchase a portion of its supply requirements. Generally, these contracts have terms that do not exceed three years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following table presents contractual obligations under Gas Utility, Electric Utility, Energy Services, AmeriGas Propane and International Propane supply, storage and service contracts existing at September 30, 2009:

						After
	2010	2011	2012	2013	2014	2014
Gas Utility and Electric Utility supply, storage and transportation contracts	$218.9	$99.8	$82.9	$56.7	$44.3	$55.4
Energy Services supply contracts	436.4	102.2	6.6	—	—	—
AmeriGas Propane supply contracts	50.5	—	—	—	—	—
International Propane supply contracts	238.9	—	—	—	—	—

Total	$944.7	$202.0	$89.5	$56.7	$44.3	$55.4

The Partnership and International Propane also enter into other contracts to purchase LPG to meet supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
In addition, we have committed to invest over the next several years a total of up to $25 in a limited partnership that will focus on investments in the alternative energy sector.
Contingencies
Environmental Matters
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA terminates at the end of 2011 for the MGP Properties and at the end of 2013 for well plugging activities. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2009, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $25.0. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets totaling $25.0.
From the late 1800s through the mid-1900s, UGI Utilities and its former subsidiaries owned and operated a number of MGPs prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. Pursuant to the requirements of the Public Utility Holding Company Act of 1935, by the early 1950s UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those which now constitute UGI Gas and Electric Utility.
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At September 30, 2009 and 2008, neither UGI Gas’ undiscounted nor its accrued liability for environmental investigation and cleanup costs was material.
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
Frontier Communications Company v. UGI Utilities, Inc. et al. In April 2003, Citizens Communications Company, now known as Frontier Communications Company (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of any costs Frontier would be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleged that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Frontier made similar allegations of control against another third-party defendant, CenterPoint Energy Resources Corporation (“CenterPoint”), whose predecessor owned the Bangor subsidiary from 1928 to 1944. Frontier’s third-party claims were stayed pending a resolution of the City’s suit against Frontier, which was tried in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs, which were estimated at $18. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7.6. Frontier subsequently filed the current action against the original third-party defendants, repeating its claims for contribution. On September 22, 2009, the court granted summary judgment in favor of co-defendant CenterPoint. UGI Utilities believes that it also has good defenses and has filed for summary judgment with respect to Frontier’s claims.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
AmeriGas OLP Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former MGP operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of contamination and the possible existence of other potentially responsible parties. The Partnership has communicated the results of its research to DEC and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
Other Matters
On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri.
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to these practices. We are cooperating with these California governmental investigations and we are vigorously defending the lawsuits.
Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane Corporation in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a crossclaim against Columbia Energy Group, former owner of Columbia Propane Corporation, seeking indemnification for conduct undertaken by Columbia Propane Corporation prior to AmeriGas OLP’s acquisition. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 plus punitive damages, civil penalties and attorneys’ fees.

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
Antargaz Competition Authority Matter. In June 2005, officials from France’s General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”) conducted an unannounced inspection of, and obtained documents from, Antargaz’ headquarters building. Antargaz did not have any further contact with the DGCCRF regarding this matter until February 2007, when it received a letter from the DGCCRF requesting documents and information relating to Antargaz’ pricing policies and practices. In March 2007, and again in August 2007, the DGCCRF requested additional information from Antargaz and three joint ventures in which it participates. In July 2008, France’s Autorité de la concurrence (“Competition Authority”) interviewed Mr. Varagne, as President of Antargaz and President of the industry association, Comité Français du Butane et du Propane, about competitive practices in the LPG cylinder market in France.
On July 21, 2009, Antargaz received a Statement of Objections from the Competition Authority with respect to the investigation of Antargaz by the DGCCRF. A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.
We have completed our review of the Statement of Objections and the related evidence and filed our written response with the Competition Authority on October 21, 2009. The Competition Authority will undertake a review of Antargaz’ response and begin preparation of its final pleading on the claims. This process is anticipated to take several months and Antargaz will have the opportunity to prepare a response to the Competition Authority’s final pleading. Based on an assessment of the information contained in the Statement, during the quarter ended June 30, 2009 we recorded a provision of $10.0 (€7.1) related to this matter which amount is reflected in “Other income, net” on the Fiscal 2009 Consolidated Statement of Income. The final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.
We cannot predict with certainty the final results of any of the environmental or other pending claims or legal actions described above. However, it is reasonably possible that some of them could be resolved unfavorably to us and result in losses in excess of recorded amounts. We are unable to estimate any possible losses in excess of recorded amounts. Although we currently believe, after consultation with counsel, that damages or settlements, if any, recovered by the plaintiffs in such claims or actions will not have a material adverse effect on our financial position, damages or settlements could be material to our operating results or cash flows in future periods depending on the nature and timing of future developments with respect to these matters and the amounts of future operating results and cash flows. In addition to the matters described above, there are other pending claims and legal actions arising in the normal course of our businesses. While the results of these other pending claims and legal actions cannot be predicted with certainty, we believe, after consultation with counsel, the final outcome of such other matters will not have a significant effect on our consolidated financial position, results of operations or cash flows.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 16 — Fair Value Measurements
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Derivative financial instruments:
Assets	$2.0	$18.8	$—	$20.8
Liabilities	$(5.8)	$(43.7)	$—	$(49.5)
Note 17 — Disclosures About Derivative Instruments, Hedging Activities and Other Financial Instruments
Derivative Instruments and Hedging Activities
We are exposed to certain market risks related to our ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are (1) commodity price risk, (2) interest rate risk and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Because our derivative instruments, other than FTRs and gasoline futures and swap contracts (as further described below), generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, interest rate or currency exchange rate risk would be substantially offset by gains or losses on the associated anticipated transactions.
Commodity Price Risk
In order to manage market price risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. Certain other domestic business units and our International Propane operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At September 30, 2009, there were no unsettled NYMEX natural gas futures contracts outstanding. Although we did not have any unsettled NYMEX natural gas futures contracts outstanding at September 30, 2009, we typically hedge anticipated purchases of natural gas over periods of approximately 12 to 18 months.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. The volumes of gasoline under these contracts, the associated fair values and the effect on net income were not material for all periods presented. At September 30, 2009, the maximum period over which we are hedging gasoline is 12 months.
In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Energy Services enters into NYMEX and over-the-counter natural gas and electricity futures contracts.
At September 30, 2009, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

Commodity	Volumes
LPG (millions of gallons)	152.8
Natural gas (millions of dekatherms)	21.8
Electricity (millions of kilowatt-hours)	372.0
At September 30, 2009, the maximum period over which we are hedging our exposure to the variability in cash flows associated with commodity price risk is 19 months. The volume of electricity congestion that is subject to FTRs at September 30, 2009 totaled 1,738.0 million kilowatt-hours and the maximum period over which we are economically hedging electricity congestion with FTRs is 20 months.
We account for commodity price risk contracts (other than our Gas Utility natural gas futures contracts, FTRs and gasoline futures contracts) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and, with respect to the Partnership, minority interest, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Consolidated Statements of Income. At September 30, 2009, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $32.7. With respect to natural gas futures contracts associated with our Gas Utility, gains and losses on unsettled natural gas futures contracts are recorded in deferred fuel costs on the Consolidated Balance Sheet in accordance with the FASB guidance related to rate-regulated entities and reflected in cost of sales through the PGC mechanism. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC (see Note 8), changes in the fair value of Electric Utility FTRs associated with periods beginning January 1, 2010 will not affect net income. Electric Utility FTRs associated with periods prior to January 2010 are recorded at fair value with changes in fair value reflected in cost of sales. Energy Services’ FTRs are recorded at fair value with changes in fair value reflected in cost of sales.
Interest Rate Risk
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). As of September 30, 2009, the total notional amount of our unsettled IRPAs was $150. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of debt forecasted to occur in June 2010.
Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its two term loans through their scheduled maturity dates in 2011 and 2014 through the use of pay-fixed, receive-variable interest rate swap agreements. As of September 30, 2009, the total notional amount of our interest rate swaps was €410.6.
We account for IRPAs and interest rate swaps as cash flow hedges. Changes in the fair values of IRPAs and interest rate swaps are recorded in AOCI and, with respect to the Partnership, minority interest, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At September 30, 2009, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months based upon current fair values is $2.1.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Foreign Currency Exchange Rate Risk
In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 20% of estimated dollar-denominated purchases of LPG to occur during the heating-season months of October through March. At September 30, 2009, we were hedging a total of $131.5 of U.S. dollar denominated LPG purchases. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investment. At September 30, 2009, we were hedging a total of €30.8 of our euro-denominated net investments. As of September 30, 2009, our foreign currency contracts extend through December 2011.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At September 30, 2009, the amount of net losses associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.3. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. At September 30, 2009 and 2008, restricted cash in brokerage accounts totaled $7.0 and $70.3, respectively. Although we attempt to reduce our overall credit risk with derivative financial instrument counterparties, we have concentrations of credit risk associated with derivative financial instruments held by certain counterparties who comprise a significant portion of the value of derivative financial instrument assets at September 30, 2009. The maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instrument, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at September 30, 2009. We generally do not have credit-risk-related contingent features in our derivative contracts.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of September 30, 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of September 30, 2009	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:

Commodity contracts:
LPG	Derivative financial instruments and Other assets	$13.6	Derivative financial instruments	$(1.4)
Natural gas	Derivative financial instruments	2.0	Derivative financial instruments and Other noncurrent liabilities	(2.4)
Electricity			Derivative financial instruments and Other noncurrent liabilities	(3.4)
Foreign currrency contracts	Derivative financial instruments and Other assets	—	Other noncurrent liabilities	(5.7)
Interest rate contracts	Derivative financial instruments	2.2	Derivative financial instruments and Other noncurrent liabilities	(36.6)

Total Derivatives Designated as Hedging Instruments		$17.8		$(49.5)

Derivatives Not Designated as Hedging Instruments:

FTRs	Derivative financial instruments	$2.9
Gasoline contracts	Derivative financial instruments	0.1

Total Derivatives Not Designated as Hedging instruments		$3.0

Total Derivatives		$20.8		$(49.5)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The following tables provide information on the effects of derivative instruments on the Consolidated Statement of Income and changes in AOCI and minority interest for Fiscal 2009:

			Location of
	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from
	AOCI and	AOCI and Minority	AOCI and Minority
Fiscal 2009:	Minority Interest	Interest into Income	Interest into Income

Cash Flow Hedges:
Commodity contracts:
LPG	$(135.0)	$(199.3)	Cost of sales
Natural gas	(103.4)	(100.3)	Cost of sales
Electricity	(2.7)	(6.2)	Cost of sales
Foreign currency contracts	(2.1)	5.0	Cost of sales
Interest rate contracts	(46.7)	(7.0)	Interest expense /other income

Total	$(289.9)	$(307.8)

Net Investment Hedges:
Foreign currency contracts	$(2.0)

	Gain or (Loss)		Location of Gain or (Loss)
	Recognized in		Recognized in
	Income		Income

Derivatives Not Designated as Hedging Instruments:
FTRs	$(0.6)		Cost of sales
Gasoline contracts	0.7		Operating expenses/ other income

Total	$0.1

The amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing were not material for Fiscal 2009, Fiscal 2008 and Fiscal 2007. We reclassified losses of $1.7 into other income, net, during Fiscal 2009 as a result of the discontinuance of cash flow hedges.
We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery, or sale, of natural gas, LPG and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our businesses and the price based on the contract underlying is directly associated with the price or value of a service.

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

	Asset (Liability)
	Carrying	Estimated
	Amount	Fair Value
2009:
Derivative financial instruments	$(28.7)	$(28.7)
Long-term debt	(2,133.1)	(2,170.3)

2008:
Derivative financial instruments	$(88.6)	$(88.6)
Long-term debt	(2,069.1)	(1,943.2)
We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt. Fair values of derivative financial instruments are determined in accordance with the FASB’s guidance regarding fair value measurements.
Financial instruments other than derivative financial instruments, such as our short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds and securities guaranteed by the U.S. Government or its agencies. The credit risk from trade accounts receivable is limited because we have a large customer base, which extends across many different U.S. markets and several foreign countries.
Note 18 — Energy Services Accounts Receivable Securitization Facility
Energy Services has a $200 receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in April 2010, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers.
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special-purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the FASB’s guidance for accounting for transfers of financial assets and extinguishments of liabilities. Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.
During Fiscal 2009, Fiscal 2008 and Fiscal 2007, Energy Services sold trade receivables totaling $1,247.1, $1,496.2 and $1,241.0, respectively, to ESFC. During Fiscal 2009, Fiscal 2008 and Fiscal 2007, ESFC sold an aggregate $596.9, $251.5 and $495.5, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At September 30, 2009, the outstanding balance of ESFC trade receivables was $38.2 which is net of $31.3 that was sold to the commercial paper conduit and removed from the balance sheet. At September 30, 2008, the outstanding balance of ESFC trade receivables was $28.7 which is net of $71 that was sold to the commercial paper conduit and removed from the balance sheet. Losses on sales of receivables to the commercial paper conduit that occurred during Fiscal 2009, Fiscal 2008 and Fiscal 2007, which are included in “Other income, net,” were $2.3, $0.9, and $1.5, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
Note 19 — Other Income, Net
Other income, net, comprises the following:

	2009	2008	2007
Interest and interest-related income	$5.0	$11.6	$11.5
Antargaz Competition Authority Matter	(10.0)	—	—
Utility non-tariff service income	3.2	6.2	5.1
Gains on Partnership sales of storage facilities	39.9	—	46.1
Finance charges	11.7	11.8	10.2
Other, net	6.1	12.0	5.0

Total other income, net	$55.9	$41.6	$77.9

Note 20 — Quarterly Data (unaudited)
The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our businesses.

	December 31,		March 31,		June 30,		September 30,
	2008 (a)	2007	2009	2008	2009 (b)	2008	2009	2008
Revenues	$1,778.5	$1,764.7	$2,137.8	$2,361.5	$962.2	$1,332.8	$859.3	$1,189.2
Operating income (loss)	$289.4	$196.2	$374.8	$317.4	$28.8	$58.2	$(7.7)	$13.4
Loss from equity investees	$(0.2)	$(0.7)	$(0.6)	$(0.7)	$—	$(0.7)	$(2.3)	$(0.8)
Net income (loss)	$114.9	$80.0	$158.2	$126.1	$(3.6)	$15.7	$(11.0)	$(6.3)
Earnings (loss) per share:
Basic	$1.06	$0.75	$1.46	$1.18	$(0.03)	$0.15	$(0.10)	$(0.06)
Diluted	$1.05	$0.74	$1.45	$1.17	$(0.03)	$0.14	$(0.10)	$(0.06)

(a)	Includes a gain from the sale of the Partnership’s California storage facility which increased operating income by $39.9 and net income by $12.5 or $0.10 per diluted share (see Note 4).

(b)	Includes a provision for the Antargaz Competition Authority Matter which decreased operating income by $10.0 and increased net loss by $10.0 or $0.10 per share (see Note 15).
Note 21 — Segment Information
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
AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. Our International Propane segments’ revenues are derived principally from the distribution of LPG to retail customers in France and, to a much lesser extent, central and eastern Europe including Austria. Gas Utility’s revenues are derived principally from the sale and distribution of natural gas to customers in eastern, northeastern and central Pennsylvania. Electric Utility derives its revenues principally from the distribution of electricity in two northeastern Pennsylvania counties. Energy Services revenues are derived from the sale of natural gas and, to a lesser extent, LPG, electricity, and fuel oil to customers located primarily in the Mid-Atlantic region of the United States.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)
The accounting policies of our reportable segments are the same as those described in Note 2. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Our definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.
No single customer represents more than ten percent of our consolidated revenues. In addition, all of our reportable segments’ revenues, other than those of our International Propane segments, are derived from sources within the United States, and all of our reportable segments’ long-lived assets, other than those of our International Propane segments, are located in the United States.

UGI Corporation
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

				Reportable Segments
		Elim-		AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	inations		Propane	Utility	Utility	Services	Antargaz	Other (b)	& Other (c)
2009
Revenues	$5,737.8	$(172.5	)(d)	$2,260.1	$1,241.0	$138.5	$1,224.7	$837.7	$117.6	$90.7
Cost of sales	$3,670.6	$(167.7	)(d)	$1,316.5	$853.2	$91.6	$1,098.5	$362.4	$67.1	$49.0
Operating income (loss)	$685.3	$—		$300.5	$153.5	$15.4	$64.8	$142.8	$8.6	$(0.3)
Loss from equity investees	(3.1)	—		—	—	—	—	(2.9)	(0.2)	—
Interest expense	(141.1)	—		(70.3)	(42.2)	(1.7)	—	(24.0)	(2.6)	(0.3)
Minority interests	(123.5)	(0.2)		(123.6)	—	—	—	0.4	(0.1)	—

Income (loss) before income taxes	$417.6	$(0.2)		$106.6	$111.3	$13.7	$64.8	$116.3	$5.7	$(0.6)
Depreciation and amortization	$200.9	$—		$83.9	$47.2	$3.9	$8.5	$47.7	$8.8	$0.9
Partnership EBITDA (a)				$381.4
Total assets	$6,042.6	$(115.5)		$1,647.7	$1,917.1	$113.2	$344.1	$1,705.6	$260.1	$170.3
Bank loans	$163.1	$—		$—	$145.9	$8.1	$—	$—	$9.1	$—
Capital expenditures	$301.7	$—		$78.7	$73.8	$5.3	$66.2	$70.5	$5.8	$1.4
Investments in equity investees	$3.0	$—		$—	$—	$—	$—	$—	$3.0	$—
Goodwill	$1,582.3	$(4.0)		$670.1	$180.1	$—	$—	$646.9	$70.4	$18.8

2008
Revenues	$6,648.2	$(283.7	)(d)	$2,815.2	$1,138.3	$139.2	$1,619.5	$1,062.6	$62.2	$94.9
Cost of sales	$4,744.6	$(277.1	)(d)	$1,908.3	$831.1	$84.3	$1,495.4	$615.9	$36.0	$50.7
Operating income	$585.2	$—		$235.0	$137.6	$24.4	$77.3	$102.2	$4.6	$4.1
Loss from equity investees	(2.9)	—		—	—	—	—	(1.3)	(1.6)	—
Interest expense	(142.5)	—		(72.9)	(37.1)	(2.0)	—	(27.4)	(2.3)	(0.8)
Minority interests	(89.8)	(0.2)		(88.4)	—	—	—	(1.2)	—	—

Income before income taxes	$350.0	$(0.2)		$73.7	$100.5	$22.4	$77.3	$72.3	$0.7	$3.3
Depreciation and amortization	$184.4	$—		$80.4	$37.7	$3.6	$7.0	$50.5	$4.2	$1.0
Partnership EBITDA (a)				$313.0
Total assets	$5,685.0	$(86.3)		$1,722.8	$1,582.5	$112.1	$312.3	$1,673.2	$196.8	$171.6
Bank loans	$136.4	$—		$—	$54.0	$3.0	$—	$70.4	$9.0	$—
Capital expenditures	$234.2	$—		$62.8	$58.3	$6.0	$30.7	$70.7	$4.3	$1.4
Investments in equity investees	$63.1	$—		$—	$—	$—	$—	$—	$63.1	$—
Goodwill	$1,489.7	$(4.0)		$645.2	$161.7	$—	$11.8	$622.2	$45.7	$7.1

2007
Revenues	$5,476.9	$(197.3	)(d)	$2,277.4	$1,044.9	$121.9	$1,336.1	$759.2	$41.2	$93.5
Cost of sales	$3,730.8	$(193.8	)(d)	$1,437.2	$741.5	$67.8	$1,235.2	$366.7	$21.9	$54.3
Operating income	$581.3	$—		$265.8	$136.6	$26.0	$57.4	$94.5	$—	$1.0
Loss from equity investees	(3.8)	—		—	—	—	—	(1.8)	(2.0)	—
Interest expense	(139.6)	—		(71.5)	(39.9)	(2.4)	—	(23.1)	(2.1)	(0.6)
Minority interests	(106.9)	(0.2)		(105.3)	—	—	—	(1.4)	—	—

Income (loss) before income taxes	$331.0	$(0.2)		$89.0	$96.7	$23.6	$57.4	$68.2	$(4.1)	$0.4
Depreciation and amortization	$169.2	$—		$75.7	$37.4	$3.5	$6.9	$41.5	$3.4	$0.8
Partnership EBITDA (a)				$338.7
Total assets	$5,502.7	$(94.5)		$1,708.4	$1,531.2	$102.9	$254.9	$1,648.9	$196.8	$154.1
Bank loans	$198.9	$—		$—	$176.7	$13.3	$—	$—	$8.9	$—
Capital expenditures	$223.1	$—		$73.8	$66.2	$7.2	$10.7	$61.8	$2.5	$0.9
Investments in equity investees	$63.9	$—		$—	$—	$—	$—	$—	$63.9	$—
Goodwill	$1,498.8	$(4.0)		$645.1	$162.3	$—	$11.8	$630.3	$46.3	$7.0

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Year ended September 30,	2009		2008	2007
Partnership EBITDA	$381.4	(i)	$313.0	$338.7	(ii)
Depreciation and amortization	(83.9)		(80.4)	(75.7)
Minority interests (iii)	3.0		2.4	2.8

Operating income	$300.5		$235.0	$265.8

(i)	Includes $39.9 gain on the sale of California storage facility. See Note 4 to Consolidated Financial Statements.

(ii)	Includes $46.1 gain on the sale of Arizona storage facility. See Note 4 to Consolidated Financial Statements.

(iii)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
International Propane — Other principally comprises Flaga, including, prior to the January 29, 2009 purchase of the 50% equity interest it did not already own, its central and eastern European joint-venture ZLH, and our joint-venture business in China.

(c)
Corporate & Other results principally comprise UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses (“HVAC/R”), net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate and Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

(d)	Principally represents the elimination of intersegment transactions among Energy Services, Gas Utility and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
BALANCE SHEETS
(Millions of dollars)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1.4	$1.4
Accounts and notes receivable	3.9	5.3
Deferred income taxes	0.3	0.3
Prepaid expenses and other current assets	0.5	0.4

Total current assets	6.1	7.4

Investments in subsidiaries	1,608.8	1,429.4
Derivative financial instruments	—	1.8
Deferred income taxes	18.7	15.0

Total assets	$1,633.6	$1,453.6

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and notes payable	$11.3	$10.6
Derivative financial instruments	0.2	—
Accrued liabilities	6.1	5.9

Total current liabilities	17.6	16.5

Noncurrent liabilities	24.6	19.4

Commitments and contingencies (Note 1)

Common stockholders’ equity:
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,261,294 and 115,247,694 shares, respectively)	875.6	858.3
Retained earnings	804.3	630.9
Accumulated other comprehensive loss	(38.9)	(15.2)

	1,641.0	1,474.0
Less treasury stock, at cost	(49.6)	(56.3)

Total common stockholders’ equity	1,591.4	1,417.7

Total liabilities and common stockholders’ equity	$1,633.6	$1,453.6

Note 1 — Commitments and Contingencies:
In addition to the guarantees of Flaga’s debt as described in Note 5 to Consolidated Financial Statements, at September 30, 2009, UGI Corporation had agreed to indemnify the issuers of $35.6 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $385.0 of obligations to suppliers and customers of UGI Energy Services, Inc. and subsidiaries of which $342.4 of such obligations were outstanding as of September 30, 2009.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended
	September 30,
	2009	2008	2007
Revenues	$—	$—	$—

Costs and expenses:
Operating and administrative expenses	33.7	29.3	27.2
Other income, net (1)	(33.7)	(29.6)	(27.1)

	—	(0.3)	0.1

Operating income (loss)	—	0.3	(0.1)
Intercompany interest income	0.1	0.1	0.2

Income before income taxes	0.1	0.4	0.1
Income tax expense	0.8	1.3	0.8

Loss before equity in income of unconsolidated subsidiaries	(0.7)	(0.9)	(0.7)
Equity in income of unconsolidated subsidiaries	259.2	216.4	205.0

Net income	$258.5	$215.5	$204.3

Earnings per common share:
Basic	$2.38	$2.01	$1.92

Diluted	$2.36	$1.99	$1.89

Average common shares outstanding (millions):
Basic	108.523	107.396	106.451

Diluted	109.339	108.521	107.941

(1)
UGI provides certain financial and administrative services to certain of its subsidiaries. UGI bills these subsidiaries monthly for all direct expenses incurred by UGI on behalf of its subsidiaries as well as allocated shares of indirect corporate expense incurred or paid with respect to services provided by UGI. The allocation of indirect UGI corporate expenses to certain of its subsidiaries utilizes a weighted, three-component formula comprising revenues, operating expenses, and net assets employed and considers the relative percentage of each subsidiary’s such items to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to its subsidiaries. These billed expenses are classified as “Other income, net” in the Statements of Income above.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)
STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended
	September 30,
	2009	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$124.7	$155.1	$105.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investments in unconsolidated subsidiaries	(50.4)	(94.4)	(44.0)

Net cash used by investing activities	(50.4)	(94.4)	(44.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(85.1)	(80.9)	(76.8)
Issuance of Common Stock	10.8	20.9	16.4

Net cash used by financing activities	(74.3)	(60.0)	(60.4)

Cash and cash equivalents increase	$—	$0.7	$0.7

Cash and cash equivalents:
End of year	$1.4	$1.4	$0.7
Beginning of year	1.4	0.7	—

Increase	$—	$0.7	$0.7

(a)	Includes dividends received from unconsolidated subsidiaries of $110.7, $144.0, and $100.0 for the years ended September 30, 2009, 2008 and 2007, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
 (Millions of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2009
Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$40.8	$34.1	$(42.3	)(1)	$38.3

			5.7	(4)
Other reserves:

Property and casualty liability	$77.4	$22.7	$(32.6	)(3)	$72.3	(5)

			4.6	(4)
			0.2	(2)

Environmental, litigation and other	$31.4	$20.5	$(5.5	)(3)	$66.3

			13.9	(4)
			6.0	(2)
Deferred tax assets valuation allowance	$56.5	$31.3	$—		$87.8

Year Ended September 30, 2008
Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$37.7	$37.1	$(34.0	)(1)	$40.8

Other reserves:

Property and casualty liability	$65.0	$34.4	$(22.3	)(3)	$77.4	(5)

			0.3	(2)

Environmental, litigation and other	$37.1	$5.7	$(13.0	)(3)	$31.4

			1.6	(2)
Deferred tax assets valuation allowance	$62.2	$0.8	$(6.5	)(2)	$56.5

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (continued)
(Millions of dollars)

		Charged
	Balance at	(credited)			Balance at
	beginning	to costs and			end of
	of year	expenses	Other		year
Year Ended September 30, 2007
Reserves deducted from assets in the consolidated balance sheet:

Allowance for doubtful accounts	$38.0	$26.7	$(28.3	)(1)	$37.7

			1.3	(4)

Other reserves:

Property and casualty liability	$62.9	$16.1	$(15.3	)(3)	$65.0	(5)

			1.3	(2)

Environmental, litigation and other	$26.5	$2.0	$(0.9	)(3)	$37.1

			1.2	(2)
			8.3	(4)

Deferred tax assets valuation allowance	$39.3	$22.9	$—		$62.2

(1)	Uncollectible accounts written off, net of recoveries

(2)	Other adjustments

(3)	Payments, net

(4)	Acquisition

(5)	At September 30, 2009, 2008 and 2007, the Company had insurance indemnification receivables associated with its property and casualty liabilities totaling $1.0, $18.5 and $1.0, respectively.

EXHIBIT INDEX

Exhibit No.	Description

10.2	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 — Terms and Conditions as amended and restated effective January 1, 2009

10.5	UGI Corporation Amended and Restated Directors’ Deferred Compensation Plan as of January 1, 2005

10.11	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009

10.20	Summary of Antargaz Supplemental Retirement Plans effective as of September 1, 2009

10.23	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Utilities Employees, dated January 1, 2009

10.31	Description of oral compensation arrangements for Messrs. Greenberg, Kelly, Knauss and Walsh

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act