Form 10-Q
period 2009-12-31
UGI CORP /PA/
filed 2010-02-05
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2010, there were 108,859,989 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

PAGES
Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2009, September 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Income for the three months ended December 31, 2009 and 2008	2

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008	3

Notes to Condensed Consolidated Financial Statements	4 - 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 - 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38 - 41

Item 4. Controls and Procedures	42

Part II Other Information

Item 1A. Risk Factors	43

Item 6. Exhibits	43

Signatures	44

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31,	September 30,	December 31,
	2009	2009 (1)	2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$215.6	$280.1	$175.5
Restricted cash	9.6	7.0	116.4
Accounts receivable (less allowances for doubtful accounts of $38.0, $38.3 and $52.6, respectively)	764.8	405.9	759.8
Accrued utility revenues	84.4	21.0	90.2
Inventories	387.4	363.2	345.2
Deferred income taxes	44.7	34.5	94.6
Utility regulatory assets	10.3	19.6	47.0
Partnership collateral deposits	—	—	131.8
Derivative financial instruments	47.2	20.3	8.0
Prepaid expenses and other current assets	31.9	33.5	27.4

Total current assets	1,595.9	1,185.1	1,795.9

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,822.5, $1,788.8 and $1,640.7, respectively)	2,915.0	2,903.6	2,707.5

Goodwill	1,567.5	1,582.3	1,525.4
Intangible assets, net	158.6	165.5	154.4
Other assets	215.7	206.1	263.0

Total assets	$6,452.7	$6,042.6	$6,446.2

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$94.6	$94.5	$81.2
Bank loans	219.5	163.1	437.7
Accounts payable	530.7	334.9	546.7
Derivative financial instruments	33.7	37.5	251.6
Other current liabilities	507.8	467.3	481.9

Total current liabilities	1,386.3	1,097.3	1,799.1

Long-term debt	2,025.2	2,038.6	2,090.5
Deferred income taxes	514.2	504.9	446.2
Deferred investment tax credits	5.6	5.7	5.9
Other noncurrent liabilities	569.0	579.3	559.2

Total liabilities	4,500.3	4,225.8	4,900.9

Commitments and contingencies (note 9)

Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,261,294, 115,261,294 and 115,247,694 shares, respectively)	877.8	875.6	860.4
Retained earnings	880.8	804.3	725.0
Accumulated other comprehensive loss	(27.8)	(38.9)	(121.7)
Treasury stock, at cost	(49.0)	(49.6)	(55.8)

Total UGI Corporation stockholders’ equity	1,681.8	1,591.4	1,407.9
Noncontrolling interests	270.6	225.4	137.4

Total equity	1,952.4	1,816.8	1,545.3

Total liabilities and equity	$6,452.7	$6,042.6	$6,446.2

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended
	December 31,
	2009	2008 (1)
Revenues	$1,618.8	$1,778.5

Costs and expenses:
Cost of sales	1,026.8	1,171.1
Operating and administrative expenses	296.7	313.0
Utility taxes other than income taxes	4.5	4.6
Depreciation	47.5	42.8
Amortization	5.5	4.9
Other income, net	(5.4)	(47.3)

	1,375.6	1,489.1

Operating income	243.2	289.4
Loss from equity investees	—	(0.2)
Interest expense	(34.2)	(37.1)

Income before income taxes	209.0	252.1
Income taxes	(63.5)	(68.2)

Net income	145.5	183.9
Less: net income attributable to noncontrolling interests, principally AmeriGas Partners	(47.1)	(69.0)

Net income attributable to UGI Corporation	$98.4	$114.9

Earnings per common share attributable to UGI stockholders:
Basic	$0.90	$1.06

Diluted	$0.90	$1.05

Average common shares outstanding (millions):
Basic	109.077	108.224

Diluted	109.877	109.009

Dividends declared per common share	$0.20	$0.1925

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended
	December 31,
	2009	2008 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145.5	$183.9
Reconcile to net cash from operating activities:
Depreciation and amortization	53.0	47.7
Gain on sale of Partnership California storage facility	—	(39.9)
Deferred income taxes, net	(10.2)	(29.2)
Provision for uncollectible accounts	9.5	17.7
Net change in settled accumulated other comprehensive income (loss)	24.9	(31.3)
Other, net	4.6	(4.4)
Net change in:
Accounts receivable and accrued utility revenues	(436.9)	(340.0)
Inventories	(25.2)	78.1
Utility deferred fuel costs	18.7	10.1
Accounts payable	206.8	73.8
Partnership collateral deposits	—	(114.0)
Other current assets	1.7	14.1
Other current liabilities	24.7	73.0

Net cash provided (used) by operating activities	17.1	(60.4)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(75.0)	(72.9)
Acquisitions of businesses, net of cash acquired	(4.4)	(300.7)
Proceeds from sale of Partnership California storage facility	—	42.4
Net proceeds from disposals of assets	0.5	0.5
Increase in restricted cash	(2.6)	(46.1)
Other	(11.0)	—

Net cash used by investing activities	(92.5)	(376.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(21.9)	(20.8)
Distributions on AmeriGas Partners publicly held Common Units	(21.7)	(20.7)
Issuance of debt	—	108.0
Repayments of debt	(1.9)	(0.6)
Increase in bank loans	56.9	306.1
Issuances of UGI Common Stock	1.7	1.7

Net cash provided by financing activities	13.1	373.7

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.2)	(6.2)

Cash and cash equivalents decrease	$(64.5)	$(69.7)

Cash and cash equivalents:
End of period	$215.6	$175.5
Beginning of period	280.1	245.2

Decrease	$(64.5)	$(69.7)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
1.	Nature of Operations

UGI Corporation (“UGI”) is a holding company that, through subsidiaries and affiliates, distributes and markets energy products and related services. In the United States, we own and operate (1) a retail propane marketing and distribution business; (2) natural gas and electric distribution utilities; (3) electricity generation facilities; and (4) energy marketing and services businesses. Internationally, we market and distribute propane and other liquefied petroleum gases (“LPG”) in France, central and eastern Europe and China. We refer to UGI and its consolidated subsidiaries collectively as “the Company” or “we.”

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (together with AmeriGas OLP, the “Operating Partnerships”). AmeriGas Partners and the Operating Partnerships are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At December 31, 2009, the General Partner held a 1% general partner interest and 42.8% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.2% interest in AmeriGas Partners comprises 32,363,679 Common Units held by the general public as limited partner interests.

Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France (“Antargaz”); (2) conducts an LPG distribution business in central and eastern Europe (“Flaga”); and (3) participates in an LPG business in the Nantong region of China. We refer to our foreign operations collectively as “International Propane.” Through other subsidiaries, Enterprises also conducts an energy marketing and services business primarily in the Mid-Atlantic region of the United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns interests in electricity generation facilities located in Pennsylvania.

Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary UGI Utilities, Inc. (“UGI Utilities”) and its subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). UGI Utilities, PNG and CPG own and operate natural gas distribution utilities principally located in eastern, northeastern and central Pennsylvania. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas;” PNG’s natural gas distribution utility is referred to as “PNG Gas;” and CPG’s natural gas distribution utility is referred to as “CPG Gas.” UGI Gas, PNG Gas and CPG Gas are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.”

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
2.	Significant Accounting Policies

Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies, which, except for the Partnership, are majority owned. We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public’s limited partner interests in the Partnership and the outside ownership interests in certain subsidiaries of Antargaz and Flaga as noncontrolling interests. Entities in which we own 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for by the equity method.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2009 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2009 (“Company’s 2009 Annual Report”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

As discussed below, certain prior-period amounts have been adjusted to comply with recently adopted Financial Accounting Standards Board (“FASB”) accounting guidance for the presentation of noncontrolling interests in consolidated financial statements.

Earnings Per Common Share. Basic earnings per share reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended
	December 31,
	2009	2008
Denominator (millions of shares):
Average common shares outstanding for basic computation	109.077	108.224
Incremental shares issuable for stock options and awards	0.800	0.785

Average common shares outstanding for diluted computation	109.877	109.009

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,
	2009	2008
Net income	$145.5	$183.9
Other comprehensive income (loss)	31.2	(176.4)

Comprehensive income (including noncontrolling interests)	176.7	7.5
Less: comprehensive income attributable to noncontrolling interests	(67.2)	0.9

Comprehensive income attributable to UGI Corporation	$109.5	$8.4

Other comprehensive income (loss) principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges principally commodity instruments, interest rate protection agreements, interest rate swaps and foreign currency derivatives, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans, net of associated amortization; and (3) foreign currency translation adjustments. On December 31, 2008, we merged two of our domestic defined benefit pension plans. As a result of the merger, at December 31, 2008, the Company was required under GAAP to remeasure the combined plan’s assets and obligations and record the funded status in our Condensed Consolidated Balance Sheet. During the three months ended December 31, 2008, we recorded an after-tax charge to other comprehensive income of $38.7 associated with the merger of the pension plans.
Reclassifications. In addition to the previously mentioned prior-period adjustments resulting from the adoption of accounting guidance relating to the presentation of noncontrolling interests, we have reclassified certain other prior-period balances to conform to the current-period presentation.
Use of Estimates. We make estimates and assumptions when preparing financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.
Income Taxes. As a result of settlements with tax authorities during the three months ended December 31, 2009 and 2008, the Company adjusted its unrecognized tax benefits which reduced income tax expense and increased net income by $0.9 and $2.0 for the three months ended December 31, 2009 and 2008, respectively.
Subsequent Events. The Company’s management has evaluated the impact of subsequent events through February 5, 2010, the date the financial statements were filed with the SEC, and the effects of such evaluation have been reflected in the financial statements and related disclosures.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
3.	Accounting Changes
Adoption of New Accounting Standards

Noncontrolling Interests. Effective October 1, 2009, we adopted new guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests ($270.6, $225.4 and $137.4 at December 31, 2009, September 30, 2009 and December 31, 2008, respectively) are now classified within equity on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and stockholders’ equity. Earnings attributable to noncontrolling interests ($47.1 and $69.0 for the three months ended December 31, 2009 and 2008, respectively) is now included in net income and deducted from net income to determine net income attributable to UGI Corporation. In addition, changes in a parent’s ownership interest while retaining control are accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary are initially measured at fair value. In accordance with the new guidance, previous periods have been adjusted to conform with the new presentation.

Business Combinations. Effective October 1, 2009, we adopted new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. Among the more significant changes in accounting for acquisitions are (1) transaction costs will generally be expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations (rather than decreases in goodwill). The new guidance did not have a material impact on our financial statements for the three months ended December 31, 2009.

Intangible Asset Useful Lives. On October 1, 2009, we adopted new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under GAAP relating to intangible asset accounting and the period of expected cash flows used to measure the fair value of the asset under GAAP relating to business combinations and other applicable accounting literature. The new guidance must be applied prospectively to intangible assets acquired after the effective date. The adoption of the new guidance did not impact our financial statements.

New Accounting Standards Not Yet Adopted

Enhanced Disclosures of Postretirement Plan Assets. In December 2008, the FASB issued new guidance requiring more detailed disclosures about employers’ postretirement plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this annual disclosure guidance are effective for fiscal years ending after December 15, 2009 (Fiscal 2010). Because this new guidance relates to disclosures only, it will not impact the financial statements.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
4.	Intangible Assets
The Company’s intangible assets comprise the following:

	December 31,	September 30,	December 31,
	2009	2009	2008
Goodwill (not subject to amortization)	$1,567.5	$1,582.3	$1,525.4

Other intangible assets:
Customer relationships, noncompete agreements and other	$217.8	$219.1	$200.7
Trademark (not subject to amortization)	48.6	49.7	47.4

Gross carrying amount	266.4	268.8	248.1
Accumulated amortization	(107.8)	(103.3)	(93.7)

Net carrying amount	$158.6	$165.5	$154.4

The decrease in goodwill and other intangible assets during the three months ended December 31, 2009 principally reflects the effects of currency translation partially offset by acquisitions. Amortization expense of intangible assets was $4.9 and $4.4 for the three months ended December 31, 2009 and 2008, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2010 — $17.0; Fiscal 2011 — $16.5; Fiscal 2012 — $16.4; Fiscal 2013 — $15.9; Fiscal 2014 — $13.8.

5.	Segment Information

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

The accounting policies of our reportable segments are the same as those described in Note 2, “Significant Accounting Policies” in the Company’s 2009 Annual Report. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Our definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Segment Information (continued)

Three Months Ended December 31, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,618.8	$(39.9)	$656.6	$327.8	$34.0	$312.3	$264.1	$42.8	$21.1

Cost of sales	$1,026.8	$(38.5)	$389.6	$209.8	$21.5	$271.3	$135.2	$26.8	$11.1

Segment profit:
Operating income	$243.2	$(0.2)	$102.6	$63.7	$5.4	$27.7	$41.3	$2.6	$0.1
Loss from equity investees	—	—	—	—	—	—	—	—	—
Interest expense	(34.2)	—	(16.5)	(10.2)	(0.4)	—	(6.1)	(0.9)	(0.1)

Income before income taxes	$209.0	$(0.2)	$86.1	$53.5	$5.0	$27.7	$35.2	$1.7	$—

Partnership EBITDA (c)			$123.0
Noncontrolling interests’ net income	$47.1	$—	$46.8	$—	$—	$—	$0.3	$—	$—
Depreciation and amortization	$53.0	$(0.1)	$21.4	$12.3	$1.0	$2.1	$13.2	$2.8	$0.3
Capital expenditures	$75.0	$—	$26.7	$13.0	$0.8	$22.5	$9.4	$2.2	$0.4
Total assets (at period end)	$6,452.7	$(82.8)	$1,830.3	$2,015.4	$115.8	$429.0	$1,749.8	$256.5	$138.7
Bank loans (at period end)	$219.5	$—	$24.0	$169.2	$9.8	$—	$—	$16.5	$—
Investments in equity investees (at period end)	$2.9	$—	$—	$—	$—	$—	$—	$2.9	$—
Goodwill (at period end)	$1,567.5	$(4.0)	$670.8	$180.1	$—	$11.8	$632.8	$68.9	$7.1
Three Months Ended December 31, 2008:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$1,778.5	$(56.0)	$727.1	$410.4	$35.9	$359.1	$264.8	$12.3	$24.9

Cost of sales	$1,171.1	$(54.7)	$445.5	$293.0	$23.2	$326.7	$116.7	$6.7	$14.0

Segment profit:
Operating income	$289.4	$—	$144.7	$56.9	$5.0	$18.2	$63.4	$0.7	$0.5
(Loss) income from equity investees	(0.2)	—	—	—	—	—	(0.3)	0.1	—
Interest expense	(37.1)	—	(18.7)	(11.0)	(0.4)	—	(6.3)	(0.5)	(0.2)

Income before income taxes	$252.1	$—	$126.0	$45.9	$4.6	$18.2	$56.8	$0.3	$0.3

Partnership EBITDA (c)			$164.1
Noncontrolling interests’ net income (loss)	$69.0	$—	$69.4	$—	$—	$—	$(0.4)	$—	$—
Depreciation and amortization	$47.7	$(0.1)	$20.8	$11.5	$1.0	$1.8	$11.4	$0.9	$0.4
Capital expenditures	$72.9	$—	$19.1	$21.6	$1.2	$11.4	$18.3	$0.8	$0.5
Total assets (at period end)	$6,446.2	$(96.4)	$1,952.7	$2,115.5	$115.1	$362.8	$1,638.7	$197.0	$160.8
Bank loans (at period end)	$437.7	$—	$146.0	$267.0	$16.0	$—	$—	$8.7	$—
Investments in equity investees (at period end)	$63.9	$—	$—	$—	$—	$—	$—	$63.9	$—
Goodwill (at period end)	$1,525.4	$(4.0)	$665.0	$182.7	$—	$11.8	$617.5	$45.4	$7.0

(a)
International Propane — Other principally comprises Flaga, including, prior to the January 29, 2009 purchase of 50% equity interest it did not already own, its central and eastern European joint venture ZLH, and our joint venture business in China.

(b)
Corporate & Other results principally comprise UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting business (“HVAC/R”), net expenses of UGI’s captive general liability insurance company, UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended December 31,	2009	2008

Partnership EBITDA	$123.0	$164.1
Depreciation and amortization	(21.4)	(20.8)
Noncontrolling interests (i)	1.0	1.4

Operating income	$102.6	$144.7

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

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

Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following the FASB’s guidance for accounting for transfers and servicing of financial assets and extinguishments of liabilities. Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC.

During the three months ended December 31, 2009 and 2008, Energy Services sold trade receivables totaling $296.7 and $358.4, respectively, to ESFC. During the three months ended December 31, 2009 and 2008, ESFC sold an aggregate $120.2 and $169.3, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2009, the outstanding balance of ESFC trade receivables was $88.3 which is net of $27.6 that was sold to the commercial paper conduit and removed from the balance sheet. At December 31, 2008, the outstanding balance of ESFC trade receivables was $44.3 which is net of $87.9 that was sold to the commercial paper conduit.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
7.	Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 to the Company’s 2009 Annual Report. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31,	September 30,	December 31,
	2009	2009	2008
Regulatory assets:
Income taxes recoverable	$80.5	$79.5	$74.7
Postretirement benefits	2.3	2.5	4.1
CPG Gas pension and postretirement plans	8.6	8.5	9.1
Environmental costs	25.8	26.9	9.1
Deferred fuel costs	10.3	19.6	47.0
Other	4.4	4.5	6.4

Total regulatory assets	$131.9	$141.5	$150.4

Regulatory liabilities:
Postretirement benefits	$9.5	$9.3	$9.2
Environmental overcollections	8.4	8.7	9.7
Deferred fuel refunds	40.3	30.8	—

Total regulatory liabilities	$58.2	$48.8	$18.9

Deferred fuel costs and refunds. Gas Utility’s tariffs contain clauses which permit recovery of certain purchased gas costs through the application of purchased gas cost (“PGC”) rates. The clauses provide for periodic adjustments to PGC rates for differences between the total amount of purchased gas costs collected from customers and recoverable costs incurred. Net undercollected gas costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability. Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel refunds or costs. Unrealized losses on such contracts at December 31, 2009 and December 31, 2008 were $0.1 and $58.1, respectively. There were no such unrealized gains or losses at September 30, 2009.

8.	Defined Benefit Pension and Other Postretirement Plans

We sponsor defined benefit pension plans for employees hired prior to January 1, 2009 of UGI, UGI Utilities, CPG, PNG, and certain of UGI’s other wholly owned domestic subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost	$2.2	$1.7	$0.1	$0.1
Interest cost	5.9	6.0	0.3	0.3
Expected return on assets	(6.5)	(6.6)	(0.1)	(0.1)
Amortization of:
Prior service benefit	—	—	(0.1)	(0.1)
Actuarial loss	1.5	0.2	0.1	—

Net benefit cost	3.1	1.3	0.3	0.2
Change in associated regulatory liabilities	—	—	0.7	0.8

Net expense	$3.1	$1.3	$1.0	$1.0

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2010 (Fiscal 2010) for ERISA funding purposes that will have a material effect on its liquidity. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP relating to postretirement benefits other than pensions. The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2009, nor are they expected to be material for all of Fiscal 2010.

We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement income plans. We recorded pre-tax expense associated with these plans of $0.6 and $1.0 for the three months ended December 31, 2009 and 2008.

9.	Commitments and Contingencies
Environmental Matters

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At December 31, 2009, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material to UGI Utilities.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We have completed our review of the Statement of Objections and the related evidence and filed our written response with the Competition Authority on October 21, 2009. The Competition Authority will undertake a review of Antargaz’ response and begin preparation of its final pleading on the claims. This process is anticipated to take several months and Antargaz will have the opportunity to prepare a response to the Competition Authority’s final pleading. Based on an assessment of the information contained in the Statement, during the quarter ended June 30, 2009 we recorded a provision of $10.0 (€7.1) related to this matter. The final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
10.	Equity
The following table sets forth changes in UGI’s equity and the equity of the noncontrolling interests for the three months ended December 31, 2009 and 2008:

		UGI Shareholders
				Accumulated
				Other
	Non-			Comprehensive
	controlling	Common	Retained	Income	Treasury	Total
	Interests	Stock	Earnings	(Loss)	Stock	Equity

Three Months Ended December 31, 2009:
Balance September 30, 2009	$225.4	$875.6	$804.3	$(38.9)	$(49.6)	$1,816.8
Net income	47.1		98.4			145.5
Net gains on derivative instruments	24.8			0.2		25.0
Reclassifications of net (gains) losses on derivative instruments	(4.7)			15.7		11.0
Benefit plans	—			0.8		0.8
Foreign currency translation adjustments	—			(5.6)		(5.6)

Comprehensive income	67.2		98.4	11.1		176.7
Dividends and distributions	(21.7)		(21.9)			(43.6)
Transactions with owners	0.2	2.2			0.6	3.0
Other	(0.5)					(0.5)

Balance December 31, 2009	$270.6	$877.8	$880.8	$(27.8)	$(49.0)	$1,952.4

Three Months Ended December 31, 2008 (1):
Balance September 30, 2008	$159.2	$858.3	$630.9	$(15.2)	$(56.3)	$1,576.9
Net income	69.0		114.9			183.9
Net losses on derivative instruments	(100.9)			(95.9)		(196.8)
Reclassifications of net losses on derivative instruments	31.0			27.1		58.1
Benefit plans	—			(38.7)		(38.7)
Foreign currency translation adjustments	—			1.0		1.0

Comprehensive income	(0.9)		114.9	(106.5)		7.5
Dividends and distributions	(20.7)		(20.8)			(41.5)
Transactions with owners	0.1	2.1			0.5	2.7
Other	(0.3)					(0.3)

Balance December 31, 2008	$137.4	$860.4	$725.0	$(121.7)	$(55.8)	$1,545.3

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
11.	Fair Value Measurement

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2009 and 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2009:
Derivative financial instruments:
Assets	$0.6	$46.6	$—	$47.2
Liabilities	$(8.9)	$(33.8)	$—	$(42.7)

December 31, 2008:
Derivative financial instruments:
Assets	$2.0	$8.4	$—	$10.4
Liabilities	$(97.2)	$(185.1)	$—	$(282.3)
12.	Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments
Derivative Instruments and Hedging Activities

We are exposed to certain market risks related to our ongoing business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are (1) commodity price risk, (2) interest rate risk and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Because our derivative instruments, other than FTRs and gasoline futures and swap contracts (as further described below), generally qualify as hedges under GAAP or are subject to regulatory rate recovery mechanisms, we expect that changes in the fair value of derivative instruments used to manage commodity, interest rate or currency exchange rate risk would be substantially offset by gains or losses on the associated anticipated transactions.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2009, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures contracts was not material. With respect to natural gas futures contracts associated with our Gas Utility, gains and losses on natural gas futures contracts are recorded in deferred fuel costs on the Condensed Consolidated Balance Sheets in accordance with FASB’s guidance in Accounting Standards Codification (“ASC”) 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. Energy Services purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service filing with the PUC, Electric Utility FTRs associated with periods beginning January 1, 2010 are recorded at fair value with changes in fair value recorded as regulatory assets or liabilities in accordance with ASC 980 and will be reflected in cost of sales through the default service recovery mechanism. Electric Utility FTRs associated with periods prior to January 2010 were recorded at fair value with changes in fair value reflected in cost of sales. Energy Services’ FTRs are recorded at fair value with changes in fair value reflected in cost of sales.

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

At December 31, 2009, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

Commodity	Volumes
LPG (millions of gallons)	95.0
Natural gas (millions of dekatherms)	23.5
Electricity (millions of kilowatt-hours)	484.5

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 15 months with a weighted average of 3 months. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 38 months with a weighted average of 8 months. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with electricity price risk is 24 months with a weighted average of 8 months. The volume of electric transmission congestion that is subject to FTRs (excluding Electric Utility) at December 31, 2009 totaled 453.0 million kilowatt-hours. The maximum period over which we are economically hedging such electricity congestion with FTRs is 5 months.

We account for commodity price risk contracts (other than our Gas Utility natural gas futures contracts, gasoline futures and swap contracts and FTRs) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Consolidated Statements of Income. At December 31, 2009, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $15.6.

Interest Rate Risk

Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At December 31, 2009, the total notional amount of our unsettled IRPAs was $150. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of debt forecasted to occur in June 2010.

Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its two term loans through their scheduled maturity dates in 2011 and 2014 through the use of pay-fixed, receive-variable interest rate swap agreements. As of December 31, 2009, the total notional amount of our interest rate swaps was €409.9.

We account for IRPAs and interest rate swaps as cash flow hedges. Changes in the fair values of IRPAs and interest rate swaps are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At December 31, 2009, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months based upon current fair values is $2.2.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Foreign Currency Exchange Rate Risk

In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% — 20% of estimated dollar-denominated purchases of LPG to occur during the heating-season months of October through March. At December 31, 2009, we were hedging a total of $89.0 of U.S. dollar denominated LPG purchases. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with the dollar denominated purchases of LPG is 24 months with a weighted average of 10 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investment. At December 31, 2009, we were hedging a total of €30.8 of our euro-denominated net investments. As of December 31, 2009, our foreign currency contracts extend through December 2011.

We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At December 31, 2009, the amount of net losses associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.3. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.

Derivative Financial Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. At December 31, 2009, restricted cash in brokerage accounts totaled $9.6. Although we have concentrations of credit risk associated with derivative financial instruments held by certain derivative financial instrument counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at December 31, 2009. We generally do not have credit-risk-related contingent features in our derivative contracts.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of December 31, 2009:

	Derivative Assets		Derivative (Liabilities)
	Balance Sheet	Fair	Balance Sheet	Fair
As of December 31, 2009:	Location	Value	Location	Value
Derivatives Designated as Hedging Instruments:

Commodity contracts:
LPG	Derivative financial instruments and Other assets	$40.0	Derivative financial instruments	$(1.8)

Natural gas
	Derivative financial instruments	0.3	Derivative financial instruments and Other noncurrent liabilities	(6.4)

Electricity
			Derivative financial instruments and Other noncurrent liabilities	(2.3)

Foreign currency contracts
	Derivative financial instruments	0.7	Derivative financial instruments and Other noncurrent liabilities	(3.1)
Interest rate contracts
	Derivative financial instruments	3.9	Derivative financial instruments and Other noncurrent liabilities	(29.0)

Total Derivatives Designated as Hedging Instruments		$44.9		$(42.6)

Derivatives Accounted for under ASC 980:
Natural gas			Derivative financial instruments	$(0.1)
FTRs	Derivative financial instruments	$0.6

Total Derivatives Accounted for under ASC 980		$0.6		$(0.1)

Derivatives Not Designated as Hedging Instruments:

FTRs	Derivative financial instruments	$1.5
Gasoline contracts	Derivative financial instruments	0.2

Total Derivatives Not Designated as Hedging instruments		$1.7

Total Derivatives		$47.2		$(42.7)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following tables provide information on the effects of derivative instruments on the Consolidated Statement of Income and changes in AOCI and noncontrolling interest for the three months ended December 31, 2009:

			Location of
	Gain or (Loss)	Gain or (Loss)	Gain or (Loss)
	Recognized in	Reclassified from	Reclassified from
Three Months Ended	AOCI and	AOCI and Noncontrolling	AOCI and Noncontrolling
December 31, 2009:	Noncontrolling Interests	Interests into Income	Interests into Income
Cash Flow
Hedges:
Commodity contracts:
LPG	$39.4	$9.8	Cost of sales
Natural gas	(12.1)	(25.9)	Cost of sales
Electricity	1.3	(1.6)	Cost of sales
Foreign currency contracts	2.6	0.3	Cost of sales
Interest rate contracts	5.3	3.4	Interest expense /other income

Total	$36.5	$(14.0)

Net Investment
Hedges:

Foreign currency contracts	$1.0

	Gain	Location of Gain
	Recognized in	Recognized in
	Income	Income

Derivatives Not Designated as Hedging Instruments:
FTRs	$0.5	Cost of sales
Gasoline contracts	0.2	Operating expenses / other income

Total	$0.7

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for the three months ended December 31, 2009.

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery, or sale, of natural gas, LPG and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price based on the contract underlying is directly associated with the price or value of a service.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amounts and estimated fair values of our remaining financial instrument assets and (liabilities) at December 31, 2009 (including unsettled derivative instruments) are as follows:

	Asset (Liability)
	Carrying	Estimated
	Amount	Fair Value

December 31, 2009:
Derivative financial instruments	$4.5	$4.5
Long-term debt	$(2,119.8)	$(2,176.6)
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

13.	Inventories
Inventories comprise the following:

	December 31,	September 30,	December 31,
	2009	2009	2008
Non-utility LPG and natural gas	$159.0	$118.0	$131.8
Gas Utility natural gas	170.2	189.7	160.1
Materials, supplies and other	58.2	55.5	53.3

Total inventories	$387.4	$363.2	$345.2

At December 31, 2009, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”). Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above. The carrying value of gas storage inventories released under SCAAs with non-affiliates at December 31, 2009, September 30, 2009 and December 31, 2008 comprising 7.4 billion cubic feet (“bcf”), 1.3 bcf and 1.5 bcf of natural gas was $63.1, $10.5 and $11.9, respectively.

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

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2009 (“2009 three-month period”) with the three months ended December 31, 2008 (“2008 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 5 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.
We recorded net income attributable to UGI Corporation of $98.4 million for the 2009 three-month period compared to net income attributable to UGI Corporation of $114.9 million in the prior-year three-month period. Net income attributable to UGI Corporation in the prior-year three-month period includes an after-tax gain of $10.4 million associated with the Partnership’s sale of its California LPG storage facility. The decline in the 2009 three-month period results compared to the 2008 three-month period also reflects a $14.4 million decrease in net income from International Propane reflecting lower volume sales, due in large part to a weaker crop drying season, warmer 2009 three-month period temperatures and lower retail unit margins. Last year’s first quarter unit margins at Antargaz were significantly higher than normal due to a rapid and sharp decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season.
The previously-mentioned decreases in net income attributable to UGI Corporation in the 2009 three-month period were partially offset principally by higher net income from Energy Services and Gas Utility. Energy Services’ results improved in the 2009 three-month period principally due to higher total margin and lower electric generation maintenance costs. Gas Utility net income increased, notwithstanding the effects of warmer heating-season weather, due to the margin effects of the August 2009 base revenue increases at PNG Gas and CPG Gas and lower operating and administrative expenses. Excluding the effects on the prior year of the previously-mentioned $10.4 million after-tax gain on the sale of the Partnership’s California LPG storage facility, AmeriGas Propane’s 2009 three-month period net income attributable to UGI Corporation was comparable to the prior year as lower total margin on lower volume sales was substantially offset by lower operating and administrative costs and lower interest expense.
The U.S. dollar was weaker versus the euro in the 2009 three-month period compared to the 2008 three-month period. Although the weaker dollar generally resulted in higher translated International Propane operating results, the effects of the weaker dollar on reported International Propane net income were substantially offset by losses on forward currency contracts used to hedge purchases of dollar-denominated LPG.

UGI CORPORATION AND SUBSIDIARIES
As further described in Note 3 to condensed consolidated financial statements, effective October 1, 2009, we adopted guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance significantly changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified as a component of equity on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and stockholders’ equity. Earnings attributable to noncontrolling interests are now included in net income and deducted from net income to determine net income attributable to UGI Corporation. In accordance with the new guidance, prior-year periods have been adjusted. The new guidance had no effect on basic or diluted earnings per share.
Net income attributable to UGI by business unit:

	Three Months Ended			Variance-
	December 31,			Favorable
	2009	2008		(Unfavorable)
	(Millions of dollars)
Net income (loss) attributable to UGI:
AmeriGas Propane	$23.0	$34.3	(a)	$(11.3)
International Propane	25.8	40.2		(14.4)
Gas Utility	32.1	28.3		3.8
Electric Utility	2.9	2.8		0.1
Energy Services	16.4	10.7		5.7
Corporate & Other	(1.8)	(1.4)		(0.4)

Net income attributable to UGI	$98.4	$114.9		$(16.5)

(a)	Includes net income of $10.4 million from sale of the Partnership’s California LPG storage facility.
2009 three-month period compared to the 2008 three-month period
AmeriGas Propane:

For the three months ended December 31,	2009	2008	Decrease
(Millions of dollars)
Revenues	$656.6	$727.1	$(70.5)	(9.7)%
Total margin (a)	$267.0	$281.6	$(14.6)	(5.2)%
Partnership EBITDA (b)	$123.0	$164.1	$(41.1)	(25.0)%
Operating income	$102.6	$144.7	$(42.1)	(29.1)%
Retail gallons sold (millions)	267.4	278.2	(10.8)	(3.9)%
Degree days — % colder (warmer) than normal (c)	1.3%	(0.8)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 5 to condensed consolidated financial statements). EBITDA (and operating income) in the 2008 three-month period includes a pre-tax gain of $39.9 million associated with the sale of the Partnership’s California LPG storage facility which amount is included in “other income, net” on the Condensed Consolidated Statement of Income.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

UGI CORPORATION AND SUBSIDIARIES
Based upon heating degree-day data, average temperatures in our service territories were 1.3% colder than normal during the 2009 three-month period compared with temperatures in the prior-year period that were 0.8% warmer than normal. Notwithstanding the slightly colder 2009 three-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the continuing adverse effects of the economic recession on commercial and motor fuel customers and continued customer conservation.
Retail propane revenues declined $74.0 million during the 2009 three-month period reflecting a $49.4 million decrease due to lower average selling prices and a $24.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $9.7 million principally reflecting higher year-over-year wholesale selling prices and higher wholesale volumes sold. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% higher in the 2009 three-month period compared to such prices in the 2008 three-month period. The higher average wholesale propane commodity prices in the current year reflect the effects of an increase in wholesale propane commodity prices during the current-year period and a precipitous decline in such prices during the 2008 three-month period. At December 31, 2009, wholesale propane commodity prices at Mont Belvieu were $1.32 a gallon compared with $0.62 a gallon at December 31, 2008. Other non-propane revenues were lower in the 2009 three-month period due in large part to lower fee, hauling and terminal revenues. Total cost of sales decreased $55.9 million to $389.6 million principally reflecting the effects of the lower propane product costs and lower volume sales.
Total margin was $14.6 million lower in the 2009 three-month period primarily due to the lower retail volumes sold.
The $41.1 million decrease in EBITDA during the 2009 three-month period reflects the absence of a $39.9 million pre-tax gain recorded in the prior-year period associated with the November 2008 sale of the Partnership’s California LPG storage facility and the previously mentioned lower 2009 three-month period total margin. The reduction in total margin was substantially offset by lower operating and administrative expenses, principally lower uncollectible accounts expense and lower general insurance and uninsured litigation expenses.
Operating income in the 2009 three-month period decreased $42.1 million reflecting the $41.1 million decrease in EBITDA, principally due to the previously mentioned absence of the gain from the sale of the Partnership’s California storage facility, and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the prior year.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

			Increase
For the three months ended December 31,	2009	2008	(Decrease)
(Millions of euros)
Revenues	€208.3	€210.5	€(2.2)	(1.0)%
Total margin (a)	€98.3	€116.8	€(18.5)	(15.8)%
Operating income	€29.8	€48.3	€(18.5)	(38.3)%
Income before income taxes	€25.2	€43.1	€(17.9)	(41.5)%

(Millions of dollars)
Revenues	$306.9	$277.1	$29.8	10.8%
Total margin (a)	$144.9	$153.7	$(8.8)	(5.7)%
Operating income	$43.9	$64.1	$(20.2)	(31.5)%
Income before income taxes	$36.9	$57.1	$(20.2)	(35.4)%

Antargaz retail gallons sold	82.0	96.1	(14.1)	(14.7)%
Degree days — % (warmer) colder than normal (b)	(9.1)%	4.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
International Propane operating results in the 2009 three-month period reflect the consolidation of ZLH subsequent to Flaga’s acquisition in January 2009 of the 50% interest in ZLH it did not already own. Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 9.1% warmer than normal during the 2009 three-month period compared with temperatures that were approximately 4.9% colder than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal and warmer than the prior year. Average LPG wholesale product prices were higher in the 2009 three-month period compared with such prices in the prior-year period. LPG wholesale prices during the 2009 three-month period increased while LPG wholesale prices during the 2008 three-month period declined significantly. The average wholesale commodity price for propane in northwest Europe during the 2009 three-month period was approximately 44% higher than such price during the same period last year, and average wholesale butane prices were approximately 38% higher in the 2009 three-month period. Antargaz’ 2009 three-month period retail propane volumes were lower than in the prior-year period principally as a result of reduced demand for crop drying due to an exceptionally dry summer, the warmer 2009 three-month period weather and the effects of continued customer conservation and recessionary economic conditions in France.
As previously mentioned, our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2009 three-month period, the average currency translation rate was $1.47 per euro compared to a rate of $1.32 per euro during the prior-year three-month period. Although the weaker dollar resulted in higher translated International Propane operating results in the 2009 three-month period, the effects of the weaker dollar on International Propane net income were substantially offset by losses on forward currency contracts used to hedge purchases of dollar-denominated LPG.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro-based revenues decreased €2.2 million or 1.0% reflecting the lower Antargaz retail gallons sold substantially offset by higher Antargaz average selling prices and, to a lesser extent, greater Flaga revenues resulting from the consolidation of ZLH. The higher average selling prices reflect the effects of the previously mentioned year-over-year increase in wholesale LPG product costs. In U.S. dollars, revenues increased $29.8 million or 10.8% principally reflecting the effects of the weaker U.S. dollar on euro base-currency revenues. International Propane’s total cost of sales increased to €110.0 million in the 2009 three-month period from €93.7 million in the prior year, an increase of 17.4%, reflecting the higher per-unit LPG commodity costs and the consolidation of ZLH. On a U.S. dollar basis, cost of sales increased to $162.0 million from $123.4 million in the prior-year period, an increase of 31.3%, reflecting the higher euro base-currency cost of sales and the effects of the weaker U.S. dollar.
International Propane euro-denominated total margin decreased €18.5 million or 15.8% in the 2009 three-month period principally reflecting the lower Antargaz retail gallons sold and lower average Antargaz retail unit margins partially offset by incremental total margin from the consolidation of ZLH. Antargaz’ euro-denominated retail unit margins were lower in the 2009 three-month period compared with the prior-year period as the prior-year unit margins were higher than normal due to the rapid and sharp decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season. In U.S. dollars, total margin decreased $8.8 million or 5.7% reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.
International Propane euro base-currency operating income decreased €18.5 million or 38.3% principally reflecting the previously mentioned decrease in International Propane total margin. International Propane euro base-currency operating and administrative expenses were about equal to the prior year as lower Antargaz operating and administrative costs, principally lower vehicle and benefits expenses, were offset by higher Flaga operating and administrative costs and greater depreciation expense resulting from the consolidation of ZLH. On a U.S. dollar basis, operating income decreased $20.2 million or 31.5% reflecting the previously mentioned decrease in U.S. dollar-denominated total margin and higher U.S dollar-denominated operating and administrative expenses due principally to the effects of the weaker dollar on euro base-currency expenses. Euro base-currency income before income taxes was €17.9 million (41.5%) lower than in the prior-year period principally reflecting the lower euro-denominated operating income and the effect of slightly lower interest expense. In U.S. dollars, income before income taxes decreased $20.2 million (35.4%) reflecting the previously mentioned lower operating income.
Gas Utility:

			Increase
For the three months ended December 31,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$327.8	$410.4	$(82.6)	(20.1)%
Total margin (a)	$118.0	$117.4	$0.6	0.5%
Operating income	$63.7	$56.9	$6.8	12.0%
Income before income taxes	$53.5	$45.9	$7.6	16.6%
System throughput — billions of cubic feet (“bcf”)	42.3	44.0	(1.7)	(3.9)%
Degree days — % colder than normal (b)	0.4%	7.1%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in the Gas Utility service territory based upon heating degree days were essentially normal in the 2009 three-month period compared with temperatures that were 7.1% colder than normal in the prior-year period. Total distribution system throughput decreased 1.7 bcf in the 2009 three-month period principally reflecting the effects of the warmer weather on core-market customers. Gas Utility’s core-market customers are comprised of firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues decreased $82.6 million during the 2009 three-month period principally reflecting a decline in revenues from retail core-market customers and, to a much lesser extent, lower revenues from low-margin off-system sales. The decrease in retail core-market revenues principally resulted from lower average purchased gas cost (“PGC”) rates and lower retail core-market volumes partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Under Gas Utility’s PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $209.8 million in the 2009 three-month period compared with $293.0 million in the prior-year period principally reflecting the lower average PGC rates and to a much lesser extent the lower retail core-market and off-system sales.
Notwithstanding the decrease in core-market volumes, Gas Utility total margin increased $0.6 million in the 2009 three-month period. The increase reflects the impact of the PNG Gas and CPG Gas base operating revenue increases.
Gas Utility operating income during the 2009 three-month period increased $6.8 million principally reflecting lower operating and administrative costs and the previously mentioned slight increase in total margin. The 2009 three-month period operating and administrative costs include, among other things, lower provisions for uncollectible accounts, lower charges associated with environmental matters and lower UGI corporate allocated expenses. These decreases in operating and administrative expenses were partially offset by higher pension expense due in large part to the amortization of actuarial losses experienced by the pension plans during Fiscal 2009. The increase in income before income taxes reflects the previously mentioned higher operating income and lower interest expense associated with bank loan borrowings due to lower average bank loan borrowings and lower average interest rates.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility:

			Increase
For the three months ended December 31,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$34.0	$35.9	$(1.9)	(5.3)%
Total margin (a)	$10.7	$10.7	$—	0.0%
Operating income	$5.4	$5.0	$0.4	8.0%
Income before income taxes	$5.0	$4.6	$0.4	8.7%
Distribution sales — millions of kilowatt hours (“gwh”)	242.4	252.8	(10.4)	(4.1)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.9 million and $2.0 million during the three-month periods ended December 31, 2009 and 2008, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2009 three-month period were lower than in the prior year. The decline in sales principally reflects lower sales to commercial and industrial customers as a result of the deterioration in general economic activity over the last year and the effects of a warmer 2009 three-month period on heating-related sales volumes. Temperatures based upon heating degree days were approximately 3.9% warmer than in the prior-year period. Electric Utility revenues decreased $1.9 million principally as a result of the lower sales partially offset by slightly higher Provider of Last Resort (“POLR”) revenues. Electric Utility increased its POLR rates effective January 1, 2009, which increased the average cost to a residential heating customer by approximately 1.5% over such costs in effect during calendar year 2008. Electric Utility cost of sales declined to $21.5 million in the 2009 three-month period compared to $23.2 million in the 2008 three-month period principally reflecting the effects of the lower volume sales and changes in the fair value of FTRs partially offset by higher transmission costs.
Electric Utility total margin was equal to the prior year, notwithstanding the decrease in revenues, principally reflecting the lower total cost of sales and slightly lower gross receipts taxes.
Electric Utility operating income and income before income taxes in the 2009 three-month period were $0.4 million higher than such amounts in the prior-year period reflecting lower distribution system maintenance and uncollectible accounts expenses.
Energy Services:

			Increase
For the three months ended December 31,	2009	2008	(Decrease)
(Millions of dollars)
Revenues	$312.3	$359.1	$(46.8)	(13.0)%
Total margin (a)	$41.0	$32.4	$8.6	26.5%
Operating income	$27.7	$18.2	$9.5	52.2%
Income before income taxes	$27.7	$18.2	$9.5	52.2%

(a)	Total margin represents total revenues less total cost of sales.

UGI CORPORATION AND SUBSIDIARIES
Energy Services total revenues declined $46.8 million, notwithstanding a slight increase in sales of natural gas, principally reflecting the effects on revenues of lower average unit sales prices for natural gas partially offset by higher revenues from sales of electricity and propane due to higher volumes sold and higher average unit sales prices.
Total margin from Energy Services increased $8.6 million principally reflecting a significant increase in natural gas marketing margin resulting from 5% higher volumes sold and higher unit margins, stronger peaking and asset management margins, and an increase in electric generation total margin from 16% greater total sales volume and higher average unit margins. Electric generation sales volumes increased primarily due to the absence of production facility outages experienced in the prior-year period as well as additional sales from the Broad Mountain landfill gas plant generation facility which commenced commercial operations in January 2009. The increases in Energy Services’ operating income and income before income taxes largely reflects the previously mentioned increase in total margin and lower electric generation operating and administrative costs as the prior year included additional maintenance costs associated with the electric generation production outages.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
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
Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts restricted from withdrawal, totaled $215.6 million at December 31, 2009 compared with $280.1 million at September 30, 2009. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2009 and September 30, 2009, UGI had $98.6 million and $102.7 million, respectively, of cash and cash equivalents.
The Company’s debt outstanding at December 31, 2009 totaled $2,339.3 million (including current maturities of long-term debt of $94.6 million) compared to $2,296.2 million of debt outstanding (including current maturities of long-term debt of $94.5 million) at September 30, 2009. Total debt outstanding at December 31, 2009 consists of $890.9 million of Partnership debt, $615.8 million (€430.1 million) of International Propane debt, $819 million of UGI Utilities’ debt, and $13.6 million of other debt.
AmeriGas Partners’ total debt at December 31, 2009 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80.0 million of AmeriGas OLP First Mortgage Notes and $7.2 million of other long-term debt. At December 31, 2009, there were $24 million of AmeriGas OLP bank loan borrowings outstanding.
International Propane’s total debt at December 31, 2009 includes long-term debt principally comprising $544.0 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $52.0 million (€36.3 million) outstanding under Flaga’s two term loans. Total International Propane debt outstanding at December 31, 2009 also includes combined borrowings of $16.5 million (€11.5 million) outstanding under Flaga’s working capital facilities and $3.3 million (€2.3 million) of other long-term debt.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities’ total debt at December 31, 2009 includes long-term debt comprising $383 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at December 31, 2009 also includes $179 million outstanding under UGI Utilities’ Revolving Credit Agreement.
As previously mentioned, as a result of the adoption of new accounting guidance, noncontrolling interests in our consolidated subsidiaries, principally AmeriGas Partners, L.P., are now reflected in equity on our consolidated balance sheets. The new classification of noncontrolling interests in equity had the effect of decreasing the Company’ ratio of debt to total equity for all periods presented.
AmeriGas Partners. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 AmeriGas Supplemental Credit Agreement”) with three major banks. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 AmeriGas Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.
At December 31, 2009, there were $24 million of borrowings outstanding under the Credit Agreement and no amounts outstanding under the 2009 AmeriGas Supplemental Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $36.1 million at December 31, 2009. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the AmeriGas OLP credit agreements during the three months ended December 31, 2009 were $13.2 million and $48.0 million, respectively. The average daily and peak bank loan borrowings outstanding under AmeriGas OLP credit agreements during the three months ended December 31, 2008 were $131.8 million and $184.5 million, respectively. The higher average and peak bank loan borrowings in the prior-year three-month period resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred in early Fiscal 2009. At December 31, 2009, the Partnership’s available borrowing capacity under the credit agreements was $214.9 million.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Partners expects to issue $150 million of long-term debt during the summer of 2010. The proceeds from the issuance of such long-term debt is expected to be used to repay $80 million of maturing AmeriGas OLP Series E First Mortgage Notes and for general Partnership purposes.
Based on existing cash balances, cash expected to be generated from operations, borrowings available under AmeriGas OLP’s credit agreements and the previously mentioned issuance of AmeriGas Partners’ long-term debt, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010.
International Propane. Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at December 31, 2009.
Flaga has two working capital facilities totaling €24 million. Flaga has a multi-currency working capital facility that provides for borrowings and issuances of guarantees totaling €16 million of which €9.4 million ($13.5 million) was outstanding at December 31, 2009. Flaga also has an €8 million euro-denominated working capital facility of which €2.1 million ($3.0 million) was outstanding at December 31, 2009. Issued and outstanding guarantees, which reduce available borrowings under the working capital facilities, totaled €4.4 million ($6.3 million) at December 31, 2009. Amounts outstanding under the working capital facilities are classified as bank loans. During the 2009 three-month period, average and peak bank loan borrowings totaled €9.9 million and €11.6 million, respectively.
UGI Utilities. UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement which expires in August 2011. At December 31, 2009, UGI Utilities had $179 million of borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2009 and 2008 three-month periods, average daily bank loan borrowings were $161.2 million and $242.8 million, respectively, and peak bank loan borrowings totaled $203 million and $304 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January. During the prior-year three month period ended December 31, 2008, average daily and peak bank loan borrowings were higher than the current year due in large part to higher margin deposits associated with natural gas futures accounts resulting from a decline in wholesale natural gas prices.
Energy Services. Energy Services has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper expiring in April 2010, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Management expects it will extend or replace the Receivables Facility prior to its termination date. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts and capital expenditures.

UGI CORPORATION AND SUBSIDIARIES
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following GAAP for accounting for transfers and servicing of financial assets and extinguishments of liabilities. Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the three months ended December 31, 2009 and 2008, Energy Services sold trade receivables totaling $296.7 million and $358.4 million, respectively, to ESFC. During the three months ended December 31, 2009 and 2008, ESFC sold an aggregate $120.2 million and $169.3 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2009, the outstanding balance of ESFC receivables was $88.3 million which is net of $27.6 million that was sold to the commercial paper conduit and removed from the balance sheet. At December 31, 2008, the outstanding balance of ESFC receivables was $44.3 million which is net of $87.9 million that was sold to the commercial paper conduit. During the three months ended December 31, 2008, sales of receivables by ESFC to the commercial paper conduit were higher due in large part to the need to fund greater levels of margin deposits in natural gas futures accounts resulting from a decline in wholesale natural gas prices.
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
Operating Activities. Cash flow provided by operating activities was $17.1 million in the 2009 three-month period compared to $60.4 million of cash used by operating activities in the 2008 three-month period. Cash flow from operating activities before changes in operating working capital was $227.3 million in the 2009 three-month period compared to $144.5 million of such cash flow in the prior-year three-month period. The increase in the 2009 three-month period cash flow from operating activities before changes in operating working capital reflects in large part the amounts and the timing of recognition of gains (losses) on settled derivative commodity contracts. Changes in operating working capital used $210.2 million of operating cash flow in the 2009 three-month period compared to $204.9 million used in the 2008 three-month period. Cash flow from changes in working capital in the 2008 three-month period benefited from the impact of the precipitous decline in LPG prices on changes in accounts receivable and inventories. However, the decline in LPG prices in the prior-year period required greater cash to fund Partnership counterparty collateral deposits associated with product cost management activities. The lower cash used for changes in accounts receivable in the 2008 three-month period also reflects greater sales of receivables by ESFC under its Receivables Facility to fund natural gas futures margin deposits.

UGI CORPORATION AND SUBSIDIARIES
Investing Activities. Cash flow used in investing activities was $92.5 million in the 2009 three-month period compared with $376.8 million of cash used in the prior-year period. The significantly higher cash used in investing activities in the prior year principally reflects the net cash used for the CPG Acquisition. Cash flows from investing activities in the prior year include $42.4 million of cash proceeds from the sale of the Partnership’s California LPG storage facility. Increases in restricted cash for futures brokerage accounts were lower in the 2009 three-month period as the prior-year period margin deposits were impacted by a decline in natural gas prices. Cash used by investing activities in the 2009 three-month period includes $11.0 million of cash invested in a limited partnership that focuses on the alternative energy sector.
Financing Activities. Cash flow provided by financing activities was $13.1 million in the 2009 three-month period compared with $373.7 million in the prior-year period. Cash flow from financing activities in the 2009 three-month period includes seasonal increases in bank loan borrowings at the Partnership, Flaga and UGI Utilities to fund seasonal increases in working capital. Cash flow from financing activities in the 2008 three-month period principally reflects the issuance of $108 million of UGI Utilities Senior Notes to fund a portion of the October 1, 2008 acquisition of CPG and increases in UGI Utilities bank loans principally to fund a portion of the CPG acquisition and natural gas brokerage accounts margin deposits. The prior year also includes higher Partnership bank loan borrowings to fund counterparty collateral deposits.
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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements, and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz has used over-the-counter derivative commodity instruments and may from time-to-time enter into other derivative contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its LPG purchases. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract.

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
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Changes in electricity prices could require Electric Utility to provide cash collateral to its supply counterparties. Electric Utility obtains financial transmission rights (“FTRs”) through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, by purchases at monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. On January 22, 2009, the PUC approved a settlement of a rate filing that provides for Electric Utility to fully recover its default service costs. Because of this default service ratemaking, beginning January 1, 2010, there is limited electricity price and transmission congestion price risk associated with Electric Utility.
Energy Services purchases FTRs to economically hedge certain transmission costs that may be associated with its fixed-price electricity sales contracts. Although Energy Services’ FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment.
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
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loans through their scheduled maturity dates through the use of interest rate swaps. At December 31, 2009 combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $221.4 million.
Our long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in accumulated other comprehensive income until such foreign operations are liquidated. At December 31, 2009, the fair value of unsettled net investment hedges was a loss of $2.4 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $63.1 million, which amount would be reflected in other comprehensive income.

UGI CORPORATION AND SUBSIDIARIES
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments assets and (liabilities) held at December 31, 2009. The table also includes the changes in fair value that would result if there were a 10% adverse change in (1) the market price of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) the three-month LIBOR and the three- and nine-month Euribor; and (3) the value of the euro versus the U.S. dollar. The fair value of Gas Utility’s exchange-traded natural gas futures contracts (comprising losses of $0.1 million at December 31, 2009), and the fair value of Electric Utility’s FTRs (comprising gains of $0.6 million at December 31, 2009), are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
		Change in
(Millions of dollars)	Fair Value	Fair Value

December 31, 2009:
LPG commodity price risk	$38.2	$(12.3)
FTR price risk	1.5	(0.1)
Natural gas commodity price risk	(6.1)	(13.4)
Gasoline commodity price risk	0.2	(0.1)
Electricity commodity price risk	(2.3)	(2.4)
Interest rate risk	(25.1)	(6.1)
Foreign currency exchange rate risk	(2.4)	(13.6)
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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.1	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009

10.2	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees

10.3	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: February 5, 2010	By:	/s/ Peter Kelly
Peter Kelly
Vice President — Finance and Chief Financial Officer

Date: February 5, 2010	By:	/s/ Davinder Athwal
Davinder Athwal
Vice President — Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX
10.1	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009.

10.2	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2009, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.