Form 10-Q
period 2010-03-31
UGI CORP /PA/
filed 2010-05-07
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 30, 2010, there were 109,178,625 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2010, September 30, 2009 and March 31, 2009	1

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4-29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48-52

Item 4. Controls and Procedures	52

Part II Other Information

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 6. Exhibits	53-54

Signatures	55

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31,	September 30,		March 31,
	2010	2009		2009
ASSETS
Current assets:
Cash and cash equivalents	$270.7	$280.1		$192.6
Restricted cash	38.9	7.0		145.9
Accounts receivable (less allowances for doubtful accounts of $47.5, $38.3 and $71.4, respectively)	855.9	405.9		767.6
Accrued utility revenues	33.3	21.0		51.4
Inventories	223.9	363.2		173.5
Deferred income taxes	30.9	34.5		56.4
Utility regulatory assets	6.7	19.6		61.0
Partnership collateral deposits	—	—		11.9
Derivative financial instruments	13.8	20.3		7.4
Prepaid expenses and other current assets	42.8	33.5		31.9

Total current assets	1,516.9	1,185.1		1,499.6

Property, plant and equipment (less accumulated depreciation and amortization of $1,852.8, $1,788.8 and $1,696.4, respectively)	2,902.9	2,903.6		2,755.0

Goodwill	1,529.7	1,582.3		1,508.8
Intangible assets, net	149.3	165.5		159.5
Other assets	220.0	206.1		213.9

Total assets	$6,318.8	$6,042.6		$6,136.8

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$607.1	$94.5		$10.7
Bank loans	147.4	163.1		194.9
Accounts payable	432.6	334.9		428.8
Derivative financial instruments	68.1	37.5		190.5
Other current liabilities	437.3	467.3		458.6

Total current liabilities	1,692.5	1,097.3		1,283.5

Long-term debt	1,475.2	2,038.6		2,057.9
Deferred income taxes	511.9	504.9		426.2
Deferred investment tax credits	5.5	5.7		5.9
Other noncurrent liabilities	542.4	579.3		569.2

Total liabilities	4,227.5	4,225.8		4,342.7

Commitments and contingencies (note 9)

Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,269,294, 115,261,294 and 115,261,294 shares, respectively)	883.9	875.6		867.5
Retained earnings	1,016.2	804.3		862.3
Accumulated other comprehensive loss	(71.4)	(38.9)		(130.2)
Treasury stock, at cost	(47.5)	(49.6)		(53.6)

Total UGI Corporation stockholders’ equity	1,781.2	1,591.4		1,546.0
Noncontrolling interests	310.1	225.4	(1)	248.1	(1)

Total equity	2,091.3	1,816.8	(1)	1,794.1	(1)

Total liabilities and equity	$6,318.8	$6,042.6		$6,136.8

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2010	2009		2010	2009
Revenues	$2,120.3	$2,137.8		$3,739.1	$3,916.3

Costs and expenses:
Cost of sales (excluding depreciation shown below)	1,366.9	1,380.1		2,393.7	2,551.2
Operating and administrative expenses	328.4	335.6		625.1	648.6
Utility taxes other than income taxes	4.9	5.0		9.4	9.6
Depreciation	46.8	44.8		94.3	87.7
Amortization	5.8	5.0		11.3	9.8
Other expense (income), net	1.5	(7.5)		(3.9)	(54.8)

	1,754.3	1,763.0		3,129.9	3,252.1

Operating income	366.0	374.8		609.2	664.2
Loss from equity investees	—	(0.6)		—	(0.8)
Interest expense	(34.1)	(35.0)		(68.3)	(72.1)

Income before income taxes	331.9	339.2		540.9	591.3
Income taxes	(99.1)	(97.4)		(162.6)	(165.6)

Net income	232.8	241.8	(1)	378.3	425.7	(1)
Less: net income attributable to noncontrolling interests, principally AmeriGas Partners	(75.7)	(83.6	)(1)	(122.8)	(152.6	)(1)

Net income attributable to UGI Corporation	$157.1	$158.2	(1)	$255.5	$273.1	(1)

Earnings per common share attributable to UGI stockholders:
Basic	$1.44	$1.46		$2.34	$2.52

Diluted	$1.43	$1.45		$2.32	$2.50

Average common shares outstanding (millions):
Basic	109.232	108.408		109.158	108.303

Diluted	110.086	109.223		110.026	109.076

Dividends declared per common share	$0.20	$0.193		$0.40	$0.385

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$378.3	$425.7 (1)
Reconcile to net cash from operating activities:
Depreciation and amortization	105.6	97.5
Gain on sale of Partnership California storage facility	—	(39.9)
Deferred income taxes, net	25.7	(16.7)
Loss on interest rate hedges	12.2	—
Provision for uncollectible accounts	22.3	35.6
Net change in settled accumulated other comprehensive income (loss)	30.7	(29.5)
Other, net	9.9	(4.7)
Net change in:
Accounts receivable and accrued utility revenues	(504.7)	(290.8)
Inventories	136.1	252.6
Utility deferred fuel costs	(1.1)	39.0
Accounts payable	118.5	(75.2)
Other current assets	(8.7)	19.9
Other current liabilities	(20.5)	29.1

Net cash provided by operating activities	304.3	442.6

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(145.8)	(138.8)
Acquisitions of businesses, net of cash acquired	(9.7)	(317.1)
Proceeds from sale of Partnership California storage facility	—	42.4
Increase in restricted cash	(31.9)	(75.6)
Other, net	(11.5)	2.5

Net cash used by investing activities	(198.9)	(486.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(43.6)	(41.6)
Distributions on AmeriGas Partners publicly held Common Units	(43.4)	(41.5)
Issuance of debt	—	108.1
Repayments of debt	(7.2)	(75.5)
(Decrease) increase in bank loans	(14.4)	46.3
Other	2.1	2.3

Net cash used by financing activities	(106.5)	(1.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8.3)	(6.7)

Cash and cash equivalents decrease	$(9.4)	$(52.6)

Cash and cash equivalents:
End of period	$270.7	$192.6
Beginning of period	280.1	245.2

Decrease	$(9.4)	$(52.6)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (together with AmeriGas OLP, the “Operating Partnerships”). AmeriGas Partners and the Operating Partnerships are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At March 31, 2010, the General Partner held a 1% general partner interest and 42.8% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.2% interest in AmeriGas Partners comprises 32,397,300 Common Units held by the general public as limited partner interests.

Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France (“Antargaz”); (2) conducts an LPG distribution business in central and eastern Europe (“Flaga”); and (3) conducts an LPG business in the Nantong region of China. We refer to our foreign operations collectively as “International Propane.” Through other subsidiaries, Enterprises also conducts an energy marketing and services business primarily in the Mid-Atlantic region of the United States (collectively, “Energy Services”). Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns interests in electricity generation facilities located in Pennsylvania.

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

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Denominator (millions of shares):
Average common shares outstanding for basic computation	109.232	108.408	109.158	108.303
Incremental shares issuable for stock options and awards	0.854	0.815	0.868	0.773

Average common shares outstanding for diluted computation	110.086	109.223	110.026	109.076

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Comprehensive Income. The following table presents the components of comprehensive income for the three and six months ended March 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009 (1)	2010	2009 (1)
Net income	$232.8	$241.8	$378.3	$425.7
Other comprehensive (loss) income	(57.5)	40.3	(26.3)	(136.1)

Comprehensive income (including noncontrolling interests)	175.3	282.1	352.0	289.6

Less: comprehensive income attributable to noncontrolling interests	(61.8)	(132.4)	(129.0)	(131.5)

Comprehensive income attributable to UGI Corporation	$113.5	$149.7	$223.0	$158.1

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (see Note 3).

Other comprehensive income (loss) principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges, principally commodity instruments, interest rate protection agreements, interest rate swaps and foreign currency derivatives, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans, net of associated amortization; and (3) foreign currency translation adjustments.

On December 31, 2008, we merged two of our domestic defined benefit pension plans. As a result of the merger, at December 31, 2008, the Company was required under GAAP to remeasure the combined plan’s assets and obligations and record the funded status in our Condensed Consolidated Balance Sheet. The associated after-tax charge to other comprehensive loss of $38.7 is included in the table above for the six months ended March 31, 2009.

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

Income Taxes. As a result of settlements with tax authorities during the three months ended December 31, 2009 and 2008, the Company adjusted its unrecognized tax benefits which reduced income tax expense and increased net income by $0.9 and $2.0 for the six months ended March 31, 2010 and 2009, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
3.	Accounting Changes
Adoption of New Accounting Standards

Noncontrolling Interests. Effective October 1, 2009, we adopted new guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests ($310.1, $225.4 and $248.1 at March 31, 2010, September 30, 2009 and March 31, 2009, respectively) are now classified within equity on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and stockholders’ equity. Earnings attributable to noncontrolling interests ($75.7 and $122.8 for the three and six months ended March 31, 2010, respectively, and $83.6 and $152.6 for the three and six months ended March 31, 2009, respectively) are now included in net income and deducted from net income to determine net income attributable to UGI Corporation. In addition, changes in a parent’s ownership interest while retaining control are accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary are initially measured at fair value. In accordance with the new guidance, previous periods have been adjusted to conform with the new presentation.

Business Combinations. Effective October 1, 2009, we adopted new guidance on the accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than decreases in goodwill). The new guidance did not have a material impact on our financial statements for the three and six months ended March 31, 2010.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Fair Value Measurements. On January 1, 2010, the FASB issued new guidance with respect to fair value measurements disclosures. The new guidance requires additional disclosure related to transfers between Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3. The new guidance clarifies existing disclosure guidance about inputs and valuation techniques for fair value measurements and levels of disaggregation. We apply fair value measurements to certain assets and liabilities, principally commodity, foreign currency and interest rate derivative instruments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009 (Fiscal 2011) and interim periods thereafter. The adoption of the new guidance for the quarter ended March 31, 2010 did not have a material effect on our disclosures.

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

4.	Intangible Assets

The Company’s intangible assets comprise the following:

	March 31,	September 30,	March 31,
	2010	2009	2009
Goodwill (not subject to amortization)	$1,529.7	$1,582.3	$1,508.8

Other intangible assets:
Customer relationships, noncompete agreements and other	$212.1	$219.1	$210.1
Trademark (not subject to amortization)	45.9	49.7	45.1

Gross carrying amount	258.0	268.8	255.2
Accumulated amortization	(108.7)	(103.3)	(95.7)

Net carrying amount	$149.3	$165.5	$159.5

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The decrease in goodwill and other intangible assets during the six months ended March 31, 2010 principally reflects the effects of currency translation partially offset by the effects of acquisitions. Amortization expense of intangible assets was $5.0 and $9.9 for the three and six months ended March 31, 2010, respectively, and $4.5 and $8.9 for the three and six months ended March 31, 2009, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2010 — $16.4; Fiscal 2011 — $15.9; Fiscal 2012 — $15.8; Fiscal 2013 — $15.3; Fiscal 2014 — $13.3.

5.	Segment Information

We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment comprising Flaga and our retail propane business in China (“Other”); (4) Gas Utility; (5) Electric Utility; and (6) Energy Services. We refer to both international segments collectively as “International Propane.”

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
5.	Segment Information (continued)
Three Months Ended March 31, 2010:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$2,120.3	$(84.8)	$886.1	$445.4	$31.6	$438.6	$340.4	$46.0	$17.0

Cost of sales	$1,366.9	$(83.1)	$539.7	$291.4	$20.7	$382.3	$177.3	$30.0	$8.6

Segment profit:
Operating income (loss)	$366.0	$(0.1)	$153.3	$91.1	$3.1	$40.8	$77.8	$3.0	$(3.0)
Income (loss) from equity investees	—	—	—	—	—	—	0.1	(0.1)	—
Interest expense	(34.1)	—	(16.7)	(10.3)	(0.5)	—	(5.7)	(0.7)	(0.2)

Income (loss) before income taxes	$331.9	$(0.1)	$136.6	$80.8	$2.6	$40.8	$72.2	$2.2	$(3.2)

Partnership EBITDA (c)			$173.6
Noncontrolling interests’ net income	$75.7	$—	$75.2	$—	$—	$—	$0.5	$—	$—
Depreciation and amortization	$52.6	$—	$21.8	$12.2	$1.0	$1.9	$12.5	$2.8	$0.4

Capital expenditures	$71.3	$—	$18.7	$11.5	$0.8	$27.9	$9.9	$1.5	$1.0

Total assets (at period end)	$6,318.8	$(85.1)	$1,793.0	$1,862.6	$125.6	$465.8	$1,748.6	$253.7	$154.6

Bank loans (at period end)	$147.4	$—	$23.0	$33.4	$3.6	$—	$67.6	$19.8	$—

Goodwill (at period end)	$1,529.7	$(4.0)	$670.9	$180.1	$—	$11.8	$597.2	$66.6	$7.1

Three Months Ended March 31, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$2,137.8	$(50.8)	$823.3	$542.8	$38.1	$424.6	$301.0	$37.6	$21.2

Cost of sales	$1,380.1	$(49.6)	$474.0	$392.9	$24.2	$375.2	$131.4	$20.1	$11.9

Segment profit:
Operating income (loss)	$374.8	$0.1	$168.1	$80.0	$5.5	$33.2	$84.6	$5.1	$(1.8)
Loss from equity investees	(0.6)	—	—	—	—	—	(0.4)	(0.2)	—
Interest expense	(35.0)	—	(17.8)	(10.4)	(0.4)	—	(5.8)	(0.6)	—

Income (loss) before income taxes	$339.2	$0.1	$150.3	$69.6	$5.1	$33.2	$78.4	$4.3	$(1.8)

Partnership EBITDA (c)			$187.3
Noncontrolling interests’ net income	$83.6	$—	$82.9	$—	$—	$—	$0.7	$—	$—
Depreciation and amortization	$49.8	$(0.1)	$20.9	$11.6	$0.9	$2.1	$11.5	$2.6	$0.3

Capital expenditures	$65.9	$—	$18.8	$12.8	$1.2	$15.4	$15.9	$1.4	$0.4

Total assets (at period end)	$6,136.8	$(118.3)	$1,733.9	$2,020.1	$124.2	$362.4	$1,607.4	$235.7	$171.4

Bank loans (at period end)	$194.9	$—	$—	$166.1	$11.9	$—	$—	$16.9	$—

Goodwill (at period end)	$1,508.8	$(3.9)	$665.7	$177.1	$—	$11.8	$587.3	$63.9	$6.9

(a)
International Propane — Other principally comprises Flaga, including, prior to the January 29, 2009 purchase of the 50% equity interest it did not already own, its central and eastern European joint venture ZLH, and, to a much lesser extent, our retail propane business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended March 31,	2010		2009

Partnership EBITDA	$173.6	(ii)	$187.3
Depreciation and amortization	(21.8)		(20.9)
Noncontrolling interests (i)	1.5		1.7

Operating income	$153.3		$168.1

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(ii)	Includes loss of $12.2 associated with the discontinuance of Partnership interest rate protection agreements (see Note 14).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
5.	Segment Information (continued)
Six Months Ended March 31, 2010:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$3,739.1	$(124.7)	$1,542.7	$773.2	$65.6	$750.9	$604.5	$88.8	$38.1

Cost of sales	$2,393.7	$(121.6)	$929.3	$501.2	$42.2	$653.6	$312.5	$56.8	$19.7

Segment profit:
Operating income (loss)	$609.2	$(0.3)	$255.9	$154.8	$8.5	$68.5	$119.1	$5.6	$(2.9)
Income (loss) from equity investees	—	—	—	—	—	—	0.1	(0.1)	—
Interest expense	(68.3)	—	(33.2)	(20.5)	(0.9)	—	(11.8)	(1.6)	(0.3)

Income (loss) before income taxes	$540.9	$(0.3)	$222.7	$134.3	$7.6	$68.5	$107.4	$3.9	$(3.2)

Partnership EBITDA (c)			$296.6
Noncontrolling interests’ net income	$122.8	$—	$122.0	$—	$—	$—	$0.8	$—	$—
Depreciation and amortization	$105.6	$(0.1)	$43.2	$24.5	$2.0	$4.0	$25.7	$5.6	$0.7

Capital expenditures	$146.3	$—	$45.4	$24.5	$1.6	$50.4	$19.3	$3.7	$1.4

Total assets (at period end)	$6,318.8	$(85.1)	$1,793.0	$1,862.6	$125.6	$465.8	$1,748.6	$253.7	$154.6

Bank loans (at period end)	$147.4	$—	$23.0	$33.4	$3.6	$—	$67.6	$19.8	$—

Goodwill (at period end)	$1,529.7	$(4.0)	$670.9	$180.1	$—	$11.8	$597.2	$66.6	$7.1
Six Months Ended March 31, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$3,916.3	$(106.8)	$1,550.4	$953.2	$74.0	$783.7	$565.8	$49.9	$46.1

Cost of sales	$2,551.2	$(104.3)	$919.5	$685.9	$47.4	$701.9	$248.1	$26.8	$25.9

Segment profit:
Operating income (loss)	$664.2	$0.1	$312.8	$136.9	$10.5	$51.4	$148.0	$5.8	$(1.3)
Loss from equity investees	(0.8)	—	—	—	—	—	(0.7)	(0.1)	—
Interest expense	(72.1)	—	(36.5)	(21.4)	(0.8)	—	(12.1)	(1.1)	(0.2)

Income (loss) before income taxes	$591.3	$0.1	$276.3	$115.5	$9.7	$51.4	$135.2	$4.6	$(1.5)

Partnership EBITDA (c)			$351.4
Noncontrolling interests’ net income	$152.6	$—	$152.3	$—	$—	$—	$0.3	$—	$—
Depreciation and amortization	$97.5	$(0.2)	$41.7	$23.1	$1.9	$3.9	$22.9	$3.5	$0.7

Capital expenditures	$138.8	$—	$37.9	$34.4	$2.4	$26.8	$34.2	$2.2	$0.9

Total assets (at period end)	$6,136.8	$(118.3)	$1,733.9	$2,020.1	$124.2	$362.4	$1,607.4	$235.7	$171.4

Bank loans (at period end)	$194.9	$—	$—	$166.1	$11.9	$—	$—	$16.9	$—

Goodwill (at period end)	$1,508.8	$(3.9)	$665.7	$177.1	$—	$11.8	$587.3	$63.9	$6.9

(a)
International Propane — Other principally comprises Flaga, including, prior to the January 29, 2009 purchase of the 50% equity interest it did not already own, its central and eastern European joint venture ZLH, and, to a much lesser extent, our retail propane business in China.

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Six months ended March 31,	2010		2009

Partnership EBITDA	$296.6	(ii)	$351.4	(iii)
Depreciation and amortization	(43.2)		(41.7)
Noncontrolling interests (i)	2.5		3.1

Operating income	$255.9		$312.8

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(ii)	Includes $12.2 loss associated with the discontinuance of Partnership interest rate protection agreements (see Note 14).

(iii)	Includes $39.9 gain on sale of Partnership California storage facility (see Note 14).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
6.	Energy Services Accounts Receivable Securitization Facility

Energy Services has a $200 receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in April 2011, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility back-up purchasers.

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

During the six months ended March 31, 2010 and 2009, Energy Services sold trade receivables totaling $714.8 and $785.1, respectively, to ESFC. During the six months ended March 31, 2010 and 2009, ESFC sold an aggregate $225.6 and $384.0, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2010, the outstanding balance of ESFC trade receivables was $104.8 and there was no amount sold to the commercial paper conduit. At March 31, 2009, the outstanding balance of ESFC trade receivables was $36.0 which is net of $87.6 that was sold to the commercial paper conduit.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
7.	Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 to the Company’s 2009 Annual Report. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	March 31,	September 30,	March 31,
	2010	2009	2009
Regulatory assets:
Income taxes recoverable	$81.6	$79.5	$75.6
Postretirement benefits	1.8	2.5	3.6
CPG Gas pension and postretirement plans	8.6	8.5	5.5
Environmental costs	25.3	26.9	20.7
Deferred fuel and power costs	6.7	19.6	61.0
Other	5.9	4.5	7.2

Total regulatory assets	$129.9	$141.5	$173.6

Regulatory liabilities:
Postretirement benefits	$9.9	$9.3	$9.6
Environmental overcollections	8.4	8.7	9.7
Deferred fuel refunds	16.8	30.8	4.7

Total regulatory liabilities	$35.1	$48.8	$24.0

Deferred fuel and power — costs and refunds. Gas Utility’s tariffs and, commencing January 1, 2010 Electric Utility’s default service tariffs, contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and generation service (“GS”) rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and GS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized losses on such contracts at March 31, 2010 and March 31, 2009 were $7.6 and $81.9, respectively. There were no such unrealized gains or losses at September 30, 2009.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 through GS rates, realized and unrealized gains or losses on FTRs associated with periods beginning January 1, 2010 are included in deferred fuel and power — costs or refunds. Unrealized gains on FTRs at March 31, 2010 were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
8.	Defined Benefit Pension and Other Postretirement Plans

We sponsor defined benefit pension plans for employees hired prior to January 1, 2009 of UGI, UGI Utilities, CPG, PNG and certain of UGI’s other wholly owned domestic subsidiaries (“Pension Plans”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans.

Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$2.2	$1.8	$0.1	$0.1
Interest cost	5.9	5.8	0.3	0.2
Expected return on assets	(6.5)	(6.4)	(0.1)	(0.1)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service benefit	—	—	(0.1)	(0.1)
Actuarial loss (gain)	1.5	1.3	0.1	(0.1)

Net benefit cost	3.1	2.5	0.3	0.1
Change in associated regulatory liabilities	—	—	0.7	0.8

Net expense	$3.1	$2.5	$1.0	$0.9

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$4.3	$3.4	$0.2	$0.1
Interest cost	11.8	11.8	0.6	0.5
Expected return on assets	(12.9)	(12.9)	(0.2)	(0.3)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial loss	2.9	1.5	0.1	—

Net benefit cost	6.1	3.8	0.5	0.2
Change in associated regulatory liabilities	—	—	1.5	1.6

Net expense	$6.1	$3.8	$2.0	$1.8

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. The Company does not believe it will be required to make any contributions to the Pension Plans during the year ending September 30, 2010 (Fiscal 2010) for ERISA funding purposes that will have a material effect on its liquidity. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP relating to postretirement benefits other than pensions. The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2010, nor are they expected to be material for all of Fiscal 2010.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement income plans. We recorded pre-tax expense associated with these plans of $0.6 and $1.2 for the three and six months ended March 31, 2010, respectively. We recorded pre-tax expense for these plans of $0.6 and $1.6 for the three and six months ended March 31, 2009, respectively.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At March 31, 2010, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Frontier Communications Company v. UGI Utilities, Inc. et al. In April 2003, Citizens Communications Company, now known as Frontier Communications Company (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of any costs Frontier would be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleged that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Frontier made similar allegations of control against another third-party defendant, CenterPoint Energy Resources Corporation (“CenterPoint”), whose predecessor owned the Bangor subsidiary from 1928 to 1944. Frontier’s third-party claims were stayed pending a resolution of the City’s suit against Frontier, which was tried in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs, which were estimated at $18. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7.6. Frontier subsequently filed the current action against the original third-party defendants, repeating its claims for contribution. On September 22, 2009, the court granted summary judgment in favor of co-defendant CenterPoint. UGI Utilities believes that it also has good defenses and has filed a motion for summary judgment with respect to Frontier’s claims.

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

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 and asserted that UGI Utilities is responsible for approximately $103 of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. After additional environmental investigations have been performed, there will be a second phase of the trial, that has not yet been scheduled, in which the court will determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies estimate that remediation costs at Waterbury North could total $25.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Antargaz Competition Authority Matter. On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”). A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.

We filed our written response to the Statement of Objections with the Competition Authority on October 21, 2009. The Competition Authority has now completed its review of Antargaz’ response and issued its Report on April 26, 2010. Antargaz must file a response to this Report within sixty days. Based on our assessment of the information contained in the Report, we believe that we have good defenses to the objections and that the reserve established by management for this matter is adequate. However, the final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.

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
The following table sets forth changes in UGI’s equity and the equity of the noncontrolling interests for the six months ended March 31, 2010 and 2009:

			UGI Shareholders
					Accumulated
					Other
	Non-				Comprehensive
	controlling		Common	Retained	Income	Treasury	Total
	Interests		Stock	Earnings	(Loss)	Stock	Equity

Six Months Ended March 31, 2010:
Balance September 30, 2009	$225.4		$875.6	$804.3	$(38.9)	$(49.6)	$1,816.8	(1)
Net income	122.8			255.5			378.3
Net gains (losses) on derivative instruments	18.1				(40.6)		(22.5)
Reclassifications of net (gains) losses on derivative instruments	(11.9)				23.5		11.6
Benefit plans					1.7		1.7
Foreign currency translation adjustments					(17.1)		(17.1)

Comprehensive income	129.0			255.5	(32.5)		352.0
Dividends and distributions	(43.4)			(43.6)			(87.0)
Transactions with owners	0.7		8.3			2.1	11.1
Other	(1.6)						(1.6)

Balance, March 31, 2010	$310.1		$883.9	$1,016.2	$(71.4)	$(47.5)	$2,091.3

Six Months Ended March 31, 2009:
Balance September 30, 2008	$159.2	(1)	$858.3	$630.9	$(15.2)	$(56.3)	$1,576.9	(1)
Net income	152.6	(1)		273.1			425.7	(1)
Net losses on derivative instruments	(103.6	)(1)			(139.2)		(242.8	)(1)
Reclassifications of net losses on derivative instruments	82.5	(1)			70.9		153.4	(1)
Benefit plans					(38.7)		(38.7	)(1)
Foreign currency translation adjustments					(8.0)		(8.0	)(1)

Comprehensive income	131.5	(1)		273.1	(115.0)		289.6	(1)
Dividends and distributions	(41.5	)(1)		(41.7)			(83.2	)(1)
Transactions with owners	0.4	(1)	9.2			2.7	12.3	(1)
Other	(1.5	)(1)					(1.5	)(1)

Balance, March 31, 2009	$248.1	(1)	$867.5	$862.3	$(130.2)	$(53.6)	$1,794.1	(1)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (see Note 3).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
11.	Fair Value Measurement
Derivative Financial Instruments

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2010, September 30, 2009 and March 31, 2009:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2010:
Derivative financial instruments:
Commodity contracts	$(44.2)	$5.8	$—	$(38.4)
Foreign currency contracts	$—	$5.6	$—	$5.6
Interest rate contracts	$—	$(27.6)	$—	$(27.6)

September 30, 2009:
Derivative financial instruments:
Commodity contracts	$(3.8)	$15.1	$—	$11.3
Foreign currency contracts	$—	$(5.7)	$—	$(5.7)
Interest rate contracts	$—	$(34.3)	$—	$(34.3)

March 31, 2009:
Derivative financial instruments:
Commodity contracts	$(130.5)	$(63.1)	$—	$(193.6)
Foreign currency contracts	$—	$9.8	$—	$9.8
Interest rate contracts	$—	$(40.7)	$—	$(40.7)

The fair values of our Level 1 exchange-traded derivative contracts are based upon actively-quoted market prices for identical assets and liabilities. The remainder of our derivative financial instruments are designated as Level 2. The fair values of certain non-exchange traded commodity derivatives are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of interest rate contracts and foreign currency contracts are based upon third-party quotes or indicative values based on recent market transactions.

Other Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at March 31, 2010 were $2,082.3 and $2,156.1, respectively. The carrying amount and estimated fair value of our long-term debt at March 31, 2009 were $2,068.6 and $2,034.0, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt.

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

12.	Disclosures About Derivative Instruments, Hedging Activities and Financial Instruments

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

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2010 and 2009, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 14.1 million dekatherms and 16.4 million dekatherms, respectively. Gains and losses on natural gas futures and options contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with FASB’s guidance in Accounting Standards Codification (“ASC”) 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 7).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. Energy Services purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service filing with the PUC, gains and losses on Electric Utility FTRs associated with periods beginning on or after January 1, 2010 are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the GS recovery mechanism (see Note 7). Gains and losses associated with periods prior to January 2010 were reflected in cost of sales. At March 31, 2010 and 2009, the volumes of Electric Utility electric transmission congestion subject to FTRs totaled 477.6 million kilowatt hours and 1,017.2 million kilowatt hours, respectively. Energy Services’ FTRs are recorded at fair value with changes in fair value reflected in cost of sales.

In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.

In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Energy Services enters into NYMEX and over-the-counter natural gas and electricity futures contracts.

At March 31, 2010 and 2009, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

	Volumes
Commodity	2010	2009

LPG (millions of gallons)	74.4	160.2
Natural gas (millions of dekatherms)	22.9	30.1
Electricity (millions of kilowatt-hours)	542.2	423.0

The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 24 months with a weighted average of 6 months. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 34 months with a weighted average of 9 months. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with electricity price risk is 23 months with a weighted average of 8 months. The volume of electric transmission congestion that is subject to FTRs (excluding Electric Utility) at March 31, 2010 and 2009 totaled 183.0 million kilowatt hours and 234.2 million kilowatt hours, respectively. The maximum period over which we are economically hedging such electricity congestion with FTRs is 2 months.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We account for commodity price risk contracts (other than our Gas Utility natural gas futures and option contracts, gasoline futures and swap contracts and Electric Utility FTRs) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Consolidated Statements of Income. At March 31, 2010, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $37.3.

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

Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its two term loans through their scheduled maturity dates in 2011 and 2014 through the use of pay-fixed, receive-variable interest rate swap agreements. As of March 31, 2010 and 2009, the total notional amount of our interest rate swaps was €406.9 and €406.6, respectively.

We account for IRPAs and interest rate swaps as cash flow hedges. Changes in the fair values of IRPAs and interest rate swaps are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of AmeriGas OLP’s $75 unsecured revolving credit agreement (“2009 Supplemental Credit Agreement”). As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated Fiscal 2010 $150 long-term debt issuance and recorded a $12.2 loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Income. These interest rate protection agreements were settled in cash in April 2010. There are no other IRPAs outstanding at March 31, 2010. At March 31, 2010, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $1.7.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Foreign Currency Exchange Rate Risk

In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 20% — 30% of estimated dollar-denominated purchases of LPG to occur during the heating-season months of October through March. At March 31, 2010 and 2009, we were hedging a total of $60.1 and $101.7 of U.S. dollar-denominated LPG purchases, respectively. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with the dollar-denominated purchases of LPG is 21 months with a weighted average of 10 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investment. At March 31, 2010 and 2009, we were hedging a total of €48.3 and €30.8, respectively, of our euro-denominated net investments. As of March 31, 2010, such foreign currency contracts extend through December 2011.

We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At March 31, 2010, the amount of net gains associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $0.9. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.

Derivative Financial Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. At March 31, 2010 and 2009, restricted cash in brokerage accounts totaled $38.9 and $145.9, respectively. Although we have concentrations of credit risk associated with derivative financial instruments held by certain counterparties, the maximum amount of loss due to credit risk that, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties that make up the concentration failed to perform according to the terms of their contracts was not material at March 31, 2010 and 2009. We generally do not have credit-risk-related contingent features in our derivative contracts.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of March 31, 2010 and 2009:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet	March 31,		Balance Sheet	March 31,
	Location	2010	2009	Location	2010	2009
Derivatives Designated as Hedging Instruments:

Commodity contracts	Derivative financial instruments and Other assets	$5.1	$1.2	Derivative financial instruments and Other noncurrent liabilities	$(36.9)	$(114.0)

Foreign currency contracts	Derivative financial instruments and Other assets	5.8	9.8	Other noncurrent liabilities	(0.2)	—
Interest rate contracts	Derivative financial instruments	—	0.2	Derivative financial instruments and Other noncurrent liabilities	(13.4)	(40.9)

Total Derivatives Designated as Hedging Instruments		$10.9	$11.2		(50.5)	(154.9)

Derivatives Accounted for under ASC 980:

Commodity contracts	Derivative financial instruments	$0.3	$—	Derivative financial instruments	$(7.6)	$(81.9)

Derivatives Not Designated as Hedging Instruments:

Commodity contracts	Derivative financial instruments and Other assets	$0.7	$1.5	Derivative financial instruments	$—	$(0.4)
Interest rate contracts (a)	Derivative financial instruments	2.8	—	Derivative financial instruments	$(17.0)	—

Total Derivatives Not Designated as Hedging Instruments		$3.5	$1.5		$(17.0)	$(0.4)

Total Derivatives		$(14.7)	$(12.7)		$(75.1)	$(237.2)

(a)	Amounts represent fair values of Partnership IRPAs for which cash flow hedge accounting was discontinued in March 2010.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interest for the three and six months ended March 31, 2010 and 2009:

Three Months Ended March 31:

	Gain or (Loss)		Gain or (Loss)		Location of
	Recognized in		Reclassified from		Gain or (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2010	2009	2010	2009	Interests into Income

Cash Flow
Hedges:
Commodity contracts	$(44.3)	$(50.4)	$11.3	$(124.1)	Cost of sales
Foreign currency contracts	4.7	6.0	0.9	2.5	Cost of sales
Interest rate contracts	(6.1)	(7.4)	(16.2)	(3.1)	Interest expense / other income

Total	$(45.7)	$(51.8)	$(4.0)	$(124.7)

Net Investment
Hedges:
Foreign currency contracts	$4.1	$1.7

	Gain or (Loss) Recognized in Income				Location of Gain or (Loss)
	2010	2009			Recognized in Income

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$—	$0.8			Cost of sales
Commodity contracts	(0.1)	0.1			Operating expenses / other income

Total	$(0.1)	$0.9

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Six Months Ended March 31:

	Gain or (Loss)		Gain or (Loss)		Location of
	Recognized in		Reclassified from		Gain or (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2010	2009	2010	2009	Interests into Income

Cash Flow
Hedges:
Commodity contracts	$(15.8)	$(267.7)	$(6.4)	$(204.6)	Cost of sales
Foreign currency contracts	6.8	9.1	0.6	4.8	Cost of sales
Interest rate contracts	(0.8)	(47.5)	(20.5)	(1.0)	Interest expense / other income

Total	$(9.8)	$(306.1)	$(26.3)	$(200.8)

Net Investment
Hedges:
Foreign currency contracts	$5.1	$2.1

	Gain or (Loss) Recognized in Income				Location of Gain or (Loss)
	2010	2009			Recognized in Income
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$0.2	$(0.1)			Cost of sales
Commodity contracts	0.4	(0.9)			Operating expenses / other income

Total	$0.6	$(1.0)

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for the three and six months ended March 31, 2010 and 2009. As previously mentioned, the Partnership recorded a loss of $12.2 in March 2010 as a result of the discontinuance of cash flow hedge accounting for IRPAs. In March 2009, the Partnership recorded losses of $1.7 as a result of the discontinuance of cash flow hedge accounting associated with IRPAs.

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts which provide for the purchase and delivery, or sale, of natural gas, LPG and electricity, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sale exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
13.	Inventories
Inventories comprise the following:

	March 31,	September 30,	March 31,
	2010	2009	2009
Non-utility LPG and natural gas	$132.3	$118.0	$89.9
Gas Utility natural gas	31.7	189.7	19.2
Materials, supplies and other	59.9	55.5	64.4

Total inventories	$223.9	$363.2	$173.5

At March 31, 2010, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”). Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above. The carrying value of gas storage inventories released under SCAAs with non-affiliates at March 31, 2010, September 30, 2009 and March 31, 2009 comprising 1.7 billion cubic feet (“bcf”), 1.3 bcf and 1.8 bcf of natural gas was $11.9, $10.5 and $14.1, respectively.

14.	Other Items

In March 2010, the Partnership’s management determined that it was likely that it would not issue $150 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated $150 long-term debt issuance and recorded a $12.2 loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Income. The loss decreased net income attributable to UGI Corporation for the three and six months ended March 31, 2010 by $3.3 or $0.03 per diluted share.

On November 13, 2008, AmeriGas OLP sold its 600,000 barrel refrigerated above-ground LPG storage facility located on leased property in California. The Partnership recorded a $39.9 pre-tax gain on the sale which amount is included in other expense (income), net on the Condensed Consolidated Statements of Income. The gain increased net income attributable to UGI Corporation for the six months ended March 31, 2009 by $10.4 or $0.10 per diluted share.

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
These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2010 (“2010 three-month period”) with the three months ended March 31, 2009 (“2009 three-month period”) and the six months ended March 31, 2010 (“2010 six-month period”) with the six months ended March 31, 2009 (“2009 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 5 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.
We recorded net income attributable to UGI Corporation of $157.1 million for the 2010 three-month period compared to net income attributable to UGI Corporation of $158.2 million in the prior-year three-month period. Net income attributable to UGI in the current-year three-month period includes a $3.3 million after-tax loss associated with the discontinuance of Partnership interest rate hedges. Excluding the impact of the loss on interest rate hedges, our improved 2010 three-month period results were primarily the result of higher contributions from Gas Utility and Energy Services partially offset by lower net income contribution from International Propane and, to a much lesser extent, Electric Utility. The Gas Utility’s improved results principally reflect the effects of the August 2009 base rate revenue increases at PNG Gas and CPG Gas, which offset the effects of warmer 2010 three-month period weather, and lower operating and administrative expenses. Energy Services’ results benefited in large part from higher natural gas and retail power sales and higher associated unit margins. International Propane results were lower in the 2010 three-month period as last year’s unit margins at Antargaz were significantly higher than normal due to a rapid and sharp decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season.
We recorded net income attributable to UGI Corporation of $255.5 million for the 2010 six-month period compared to net income attributable to UGI Corporation of $273.1 million in the prior-year six-month period. Net income attributable to UGI in the current-year six-month period includes the previously mentioned $3.3 million after-tax loss associated with the discontinuance of Partnership interest rate hedges while net income attributable to UGI Corporation in the prior-year six-month period includes an after-tax gain of $10.4 million associated with the Partnership’s November 2008 sale of its California LPG storage facility. International Propane’s contribution to net income attributable to UGI Corporation was significantly lower in the 2010 six-month period as the prior-year’s first and second fiscal quarter results reflect unit margins at Antargaz that were significantly higher than normal due to a rapid and sharp decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season. The decline in International Propane results in the 2010 six-month period was partially offset however by higher Gas Utility net income, resulting in large part from the August 2009 PNG Gas and CPG Gas base rate increases and lower operating expenses, and greater net income from Energy Services due in large part from higher total natural gas and retail power margin.

UGI CORPORATION AND SUBSIDIARIES
The U.S. dollar was weaker versus the euro in the 2010 three and six-month periods compared with the associated three and six-month periods in the prior year. Although the weaker dollar generally resulted in higher translated International Propane operating results, the effects of the weaker dollar on reported International Propane net income were substantially offset by lower gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
As further described in Note 3 to the condensed consolidated financial statements, effective October 1, 2009, we adopted guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance significantly changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified as a component of equity on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and stockholders’ equity. Earnings attributable to noncontrolling interests are now included in net income and deducted from net income to determine net income attributable to UGI Corporation. In accordance with the new guidance, prior-year periods have been adjusted. The new guidance had no effect on basic or diluted earnings per share.
Net income attributable to UGI by business unit:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2010		2009	2010		2009
	(Millions of dollars)			(Millions of dollars)
Net income (loss) attributable to UGI:
AmeriGas Propane	$36.4	(a)	$40.2	$59.4	(a)	$74.5	(b)
International Propane	48.2		54.5	74.0		94.7
Gas Utility	49.0		41.8	81.1		70.1
Electric Utility	1.6		2.8	4.5		5.6
Energy Services	24.2		19.6	40.6		30.3
Corporate & Other	(2.3)		(0.7)	(4.1)		(2.1)

Net income attributable to UGI	$157.1		$158.2	$255.5		$273.1

(a)	Includes net loss of $3.3 million associated with discontinuance of Partnership interest rate hedges.

(b)	Includes net income of $10.4 million from sale of the Partnership’s California LPG storage facility.
2010 three-month period compared to the 2009 three-month period

AmeriGas Propane:			Increase
For the three months ended March 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$886.1	$823.3	$62.8	7.6%
Total margin (a)	$346.4	$349.3	$(2.9)	(0.8)%
Partnership EBITDA (b)	$173.6	$187.3	$(13.7)	(7.3)%
Operating income	$153.3	$168.1	$(14.8)	(8.8)%
Retail gallons sold (millions)	329.2	342.9	(13.7)	(4.0)%
Degree days — % colder (warmer) than normal (c)	0.2%	(3.7)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

UGI CORPORATION AND SUBSIDIARIES

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 5 to condensed consolidated financial statements). Partnership EBITDA (and operating income) in the three months ended March 31, 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were approximately normal during the 2010 three-month period compared with temperatures in the prior-year period that were 3.7% warmer than normal. Notwithstanding the colder 2010 three-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the continuing effects of the economic recession and customer conservation.
Retail propane revenues increased $42.1 million during the 2010 three-month period reflecting a $71.7 million increase due to higher average retail selling prices and a $29.6 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $22.9 million principally reflecting higher year-over-year wholesale selling prices and, to a much lesser extent, higher low-margin wholesale volumes sold. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 85% higher in the 2010 three-month period compared to such prices in the 2009 three-month period. The lower average wholesale prices in the prior-year period followed a precipitous decline in such prices principally during the first quarter of Fiscal 2009. Total cost of sales increased $65.8 million, to $539.7 million, principally reflecting the effects of higher 2010 three-month period propane product costs.
Total margin declined $2.9 million in the 2010 three-month period primarily due to the lower retail volumes sold offset in large part by the effects of slightly higher average retail unit margins.
The $13.7 million decrease in EBITDA during the 2010 three-month period reflects in large part the previously mentioned $2.9 million decline in total margin and a $12.2 million loss from the discontinuance of interest rate hedges associated with a previously anticipated issuance of long-term debt. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue a previously anticipated $150 million of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated debt issuance and recorded a $12.2 million loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Operations (see “Financial Condition and Liquidity” below).

UGI CORPORATION AND SUBSIDIARIES
Operating income in the 2010 three-month period decreased $14.8 million reflecting the $13.7 million decrease in EBITDA, principally due to the loss on the interest rate protection agreements, and slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the 2009 three-month period.

International Propane:			Increase
For the three months ended March 31,	2010	2009	(Decrease)
(Millions of euros) (a)
Revenues	€278.9	€259.2	€19.7	7.6%
Total margin (b)	€129.6	€143.1	€(13.5)	(9.4)%
Operating income	€58.2	€68.1	€(9.9)	(14.5)%
Income before income taxes	€53.7	€62.4	€(8.7)	(13.9)%

(Millions of dollars)
Revenues	$386.4	$338.6	$47.8	14.1%
Total margin (b)	$179.1	$187.1	$(8.0)	(4.3)%
Operating income	$80.8	$89.7	$(8.9)	(9.9)%
Income before income taxes	$74.4	$82.7	$(8.3)	(10.0)%

Antargaz retail gallons sold	106.6	103.1	3.5	3.4%
Degree days — % colder than normal (c)	10.8%	5.4%	—	—

(a)	Euro amounts exclude amounts associated with the Company’s propane operation in China which amounts are not material.

(b)	Total margin represents total revenues less total cost of sales.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 10.8% colder than normal during the 2010 three-month period compared with temperatures that were approximately 5.4% colder than normal during the prior-year period. Temperatures in Flaga’s service territory were also colder than normal and slightly colder than the prior year. Average LPG wholesale product prices were higher in the 2010 three-month period compared with such prices in the prior-year period. The lower average wholesale prices in the prior-year period followed a precipitous decline in such prices principally during the first quarter of Fiscal 2009. Antargaz’ 2010 three-month period retail propane volumes were higher than in the prior-year period principally as a result of the colder 2010 three-month period weather.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2010 three-month period, the average currency translation rate was $1.38 per euro compared to a rate of $1.30 per euro during the prior-year three-month period. Although the weaker dollar resulted in slightly higher translated International Propane operating results in the 2010 three-month period, the effects of the weaker dollar on International Propane net income were offset in part by lower gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro-based revenues increased €19.7 million or 7.6% principally reflecting higher Antargaz retail gallons sold and higher average selling prices partially offset by the effects of slightly lower wholesale volumes sold. The higher average selling prices reflect the effects of the previously mentioned year-over-year increase in wholesale LPG product costs. In U.S. dollars, revenues increased $47.8 million or 14.1% principally reflecting the effects of the weaker U.S. dollar on euro base-currency revenues. International Propane’s euro-based total cost of sales increased to €149.3 million in the 2010 three-month period from €116.1 million in the prior year, an increase of 28.6%, reflecting the higher per-unit LPG commodity costs and the higher retail volume sales. On a U.S. dollar basis, cost of sales increased to $207.3 million from $151.5 million in the prior-year period, an increase of 36.8%, reflecting the higher euro base-currency cost of sales and to a lesser extent the effects of the weaker U.S. dollar.
International Propane euro-denominated total margin decreased €13.5 million or 9.4% in the 2010 three-month period principally reflecting lower average Antargaz retail unit margins partially offset by the higher Antargaz retail gallons sold. Flaga’s total margin was also lower than last year reflecting lower average unit margins. Euro-denominated retail unit margins were lower in the 2010 three-month period as the prior-year unit margins were higher than normal due to the previously mentioned rapid and sharp decline in LPG commodity costs that occurred entering the Fiscal 2009 winter heating season. In U.S. dollars, total margin decreased $8.0 million or 4.3% reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.
International Propane euro base-currency operating income decreased €9.9 million or 14.5% principally reflecting the previously mentioned decrease in International Propane total margin and lower operating and administrative costs at Antargaz and Flaga, including a €1.5 million decrease in French business tax expense and lower compensation and benefits expense. On a U.S. dollar basis, operating income decreased $8.9 million or 9.9% reflecting the previously mentioned decrease in U.S. dollar-denominated total margin and higher U.S. dollar-denominated operating and administrative expenses due principally to the effects of the weaker dollar. Euro base-currency income before income taxes was €8.7 million (13.9%) lower than in the prior-year period principally reflecting the lower euro-denominated operating income and the effect of slightly lower interest expense. In U.S. dollars, income before income taxes decreased $8.3 million (10.0%) reflecting the previously mentioned lower U.S. dollar-denominated operating income and the lower interest expense.

Gas Utility:			Increase
For the three months ended March 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$445.4	$542.8	$(97.4)	(17.9)%
Total margin (a)	$154.0	$149.9	$4.1	2.7%
Operating income	$91.1	$80.0	$11.1	13.9%
Income before income taxes	$80.8	$69.6	$11.2	16.1%
System throughput — billions of cubic feet (“bcf”)	54.6	56.5	(1.9)	(3.4)%
Degree days — % (warmer) colder than normal (b)	(2.8)%	4.1%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in the Gas Utility service territory based upon heating degree days were 2.8% warmer than normal in the 2010 three-month period compared with temperatures that were 4.1% colder than normal in the prior-year period. Total distribution system throughput decreased 1.9 bcf in the 2010 three-month period principally reflecting the effects of the warmer weather on core-market customers and the continuing effects of the economic recession. Gas Utility’s core-market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues decreased $97.4 million during the 2010 three-month period principally reflecting a decline in revenues from retail core-market customers partially offset by a $16.0 million increase in low-margin off-system sales. The decrease in retail core-market revenues principally resulted from lower average purchased gas cost (“PGC”) rates and, to a much lesser extent, lower retail core-market volumes partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $291.4 million in the 2010 three-month period compared with $392.9 million in the prior-year period principally reflecting the lower average PGC rates and, to a much lesser extent, the lower retail core-market sales partially offset by the previously mentioned increase in off-system sales.
Notwithstanding the decrease in core-market volumes, Gas Utility total margin increased $4.1 million in the 2010 three-month period. The increase reflects the impact of the previously mentioned PNG Gas and CPG Gas base operating revenue increases.
Gas Utility operating income during the 2010 three-month period increased $11.1 million principally reflecting lower operating and administrative costs and the previously mentioned increase in total margin. The 2010 three-month period operating and administrative costs include, among other things, lower provisions for uncollectible accounts and lower costs associated with environmental matters. The $11.2 million increase in income before income taxes reflects the previously mentioned higher operating income and slightly lower interest expense associated with bank loan borrowings.

Electric Utility:
For the three months ended March 31,	2010	2009	Decrease
(Millions of dollars)
Revenues	$31.6	$38.1	$(6.5)	(17.1)%
Total margin (a)	$9.1	$11.9	$(2.8)	(23.5)%
Operating income	$3.1	$5.5	$(2.4)	(43.6)%
Income before income taxes	$2.6	$5.1	$(2.5)	(49.0)%
Distribution sales — millions of kilowatt hours (“gwh”)	262.8	273.1	(10.3)	(3.8)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.7 million and $2.0 million during the three-month periods ended March 31, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility’s kilowatt-hour sales in the 2010 three-month period were 3.8% lower than in the prior year. The decline in sales principally reflects the effects of warmer 2010 three-month period weather on heating-related sales volumes and the continuing effects of the economic recession. Temperatures based upon heating degree days were approximately 4.8% warmer than in the prior-year period. Electric Utility revenues decreased $6.5 million principally as a result of lower default service revenue rates which became effective January 1, 2010 and, to a much lesser extent, the lower sales. Electric Utility decreased its default service rates effective January 1, 2010 pursuant to a January 22, 2009 settlement of its default service rate filing with the PUC. This reduced average costs to a residential general and residential heating customer by nearly 10% and 4%, respectively, over such costs in Fiscal 2009 and also reduced rates to commercial and industrial customers. Under default service rates, Electric Utility is no longer subject to electricity price and congestion cost risk as it is permitted to pass these costs through to its customers using a reconcilable cost recovery mechanism. Differences between actual costs and electric recovery rates are deferred for future recovery from or refund to customers. Beginning January 1, 2010, Electric Utility can no longer recover revenues in excess of actual costs of electricity as was possible under previous Provider of Last resort (“POLR”) rates in effect prior to January 1, 2010. Electric Utility cost of sales declined to $20.7 million in the 2010 three-month period compared to $24.2 million in the 2009 three-month period principally reflecting the effects of the new cost recovery mechanism on cost of sales and the lower sales volumes.
Electric Utility total margin declined $2.8 million in the 2010 three-month period reflecting the reduction in margin resulting from implementation of default service rates effective January 1, 2010 and, to a much lesser extent, the effects of the lower 2010 three-month sales.
Electric Utility operating income and income before income taxes in the 2010 three-month period were $2.4 million and $2.5 million lower, respectively, reflecting the lower total margin partially offset by slightly lower operating and administrative costs including lower uncollectible accounts expenses.

Energy Services:
For the three months ended March 31,	2010	2009	Increase
(Millions of dollars)
Revenues	$438.6	$424.6	$14.0	3.3%
Total margin (a)	$56.3	$49.4	$6.9	14.0%
Operating income	$40.8	$33.2	$7.6	22.9%
Income before income taxes	$40.8	$33.2	$7.6	22.9%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues increased $14.0 million in the 2010 three-month period reflecting (1) higher revenues from wholesale sales of propane due to higher 2010 three-month period average unit sales prices and higher volumes sold; (2) the effects of higher retail power sales; and (3) an approximate 7% increase in natural gas volumes sold. These increases in revenues were substantially offset by the effects of lower average natural gas sales prices resulting in large part from lower average 2010 three-month period natural gas commodity prices.

UGI CORPORATION AND SUBSIDIARIES
Total margin from Energy Services increased $6.9 million principally reflecting a significant increase in natural gas marketing margin, resulting from higher natural gas unit margins and the previously mentioned higher natural gas volumes sold and, to a lesser extent, higher retail power total margin. The increases in natural gas marketing and retail power total margin include the impact of marketing initiatives focused on the small commercial customer segment. These increases were partially offset by lower total margin from asset management activities and electric generation. Notwithstanding slightly higher electric generation volume sales in the 2010 three-month period, electric generation total margin was lower than in the prior-year three-month period reflecting the effects of lower average unit margins. The increases in Energy Services’ operating income and income before income taxes largely reflect the previously mentioned increase in total margin and lower asset management fees.
2010 six-month period compared to the 2009 six-month period

AmeriGas Propane:
For the six months ended March 31,	2010	2009	Decrease
(Millions of dollars)
Revenues	$1,542.7	$1,550.4	$(7.7)	(0.5)%
Total margin (a)	$613.4	$630.9	$(17.5)	(2.8)%
Partnership EBITDA (b)	$296.6	$351.4	$(54.8)	(15.6)%
Operating income	$255.9	$312.8	$(56.9)	(18.2)%
Retail gallons sold (millions)	596.6	621.1	(24.5)	(3.9)%
Degree days — % colder (warmer) than normal (c)	0.7%	(2.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 5 to condensed consolidated financial statements). Partnership EBITDA (and operating income) in the 2009 six-month period includes a pre-tax gain of $39.9 million associated with the sale of the Partnership’s California LPG storage facility.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were approximately normal during the 2010 six-month period compared with temperatures in the prior-year period that were 2.5% warmer than normal. Notwithstanding the slightly colder 2010 six-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the continuing effects of the economic recession and customer conservation.

UGI CORPORATION AND SUBSIDIARIES
Retail propane revenues declined $32.0 million during the 2010 six-month period reflecting a $54.3 million decrease due to the lower retail volumes sold partially offset by a $22.3 million increase as a result of higher average retail sales prices. Wholesale propane revenues increased $32.6 million principally reflecting higher year-over-year wholesale selling prices and higher wholesale volumes sold. Average wholesale propane prices at Mont Belvieu, Texas, were approximately 58% higher during the 2010 six-month period compared with such average wholesale propane prices during the 2009 six-month period. The lower average wholesale propane prices in the prior-year six-month period principally resulted from a precipitous decline in such prices that occurred during the first quarter of Fiscal 2009. Other non-propane revenues were $8.4 million lower in the 2010 six-month period due in large part to lower fee, hauling and terminal revenues. Total cost of sales increased $9.8 million, to $929.3 million, principally reflecting the higher 2010 wholesale propane product costs and the higher wholesale volumes sold partially offset by the impact on cost of sales of the lower retail volumes sold.
Total margin was $17.5 million lower in the 2010 six-month period primarily due to the lower retail volumes sold.
The $54.9 million decrease in EBITDA during the 2010 six-month period reflects (1) the absence of a $39.9 million pre-tax gain recorded in the prior-year six-month period associated with the November 2008 sale of the Partnership’s California LPG storage facility; (2) the previously mentioned $17.5 million decline in 2010 six-month period total margin; and (3) the $12.2 million loss from the discontinuance of interest rate hedges. These declines in EBITDA were partially offset by a $12.2 million decrease in operating and administrative expenses, principally due to lower self-insured liability and casualty charges and lower uncollectible accounts expense.
Operating income in the 2010 six-month period decreased $56.9 million reflecting the previously mentioned $54.9 million decrease in EBITDA and slightly higher depreciation and amortization expense on fixed assets acquired during the past year. Partnership interest expense was $3.3 million lower in the 2010 six-month period reflecting lower interest expense on bank loan borrowings and lower interest expense on long-term debt. Average bank loan borrowings were significantly greater in the prior-year six-month period as a result of the need to fund counterparty collateral deposits associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments.

International Propane:			Increase
For the six months ended March 31,	2010	2009	(Decrease)
(Millions of euros) (a)
Revenues	€487.2	€469.7	€17.5	3.7%
Total margin (b)	€227.9	€260.0	€(32.1)	(12.3)%
Operating income	€88.0	€116.4	€(28.4)	(24.4)%
Income before income taxes	€78.9	€105.9	€(27.0)	(25.5)%

(Millions of dollars)
Revenues	$693.3	$615.7	$77.6	12.6%
Total margin (b)	$324.0	$340.8	$(16.8)	(4.9)%
Operating income	$124.7	$153.8	$(29.1)	(18.9)%
Income before income taxes	$111.3	$139.8	$(28.5)	(20.4)%

Antargaz retail gallons sold	188.5	199.3	(10.8)	(5.4)%
Degree days — % colder than normal (c)	2.0%	5.2%	—	—

(a)	Euro amounts exclude amounts associated with the Company’s propane operation in China which amounts are not material.

(b)	Total margin represents total revenues less total cost of sales.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.

UGI CORPORATION AND SUBSIDIARIES
International Propane operating results in the 2010 six-month period reflect the consolidation of Zentraleuropa LPG Holdings GmbH (“ZLH”) for the full six-month period. In the 2009 six-month period, ZLH was consolidated only for the period subsequent to Flaga’s acquisition in January 2009 of the 50% interest in ZLH it did not already own. Based upon heating degree day data, temperatures in Antargaz’ service territory were approximately 2.0% colder than normal during the 2010 six-month period compared with temperatures that were approximately 5.2% colder than normal during the prior-year period. Temperatures in Flaga’s service territory were slightly colder than the prior year. Average LPG wholesale product prices were higher in the 2010 six-month period compared with such prices in the prior-year period. The average wholesale commodity price for propane in northwest Europe during the 2010 six-month period was approximately 47% higher than such price during the same period last year, and average wholesale butane prices were approximately 57% higher. The lower average wholesale prices in the prior-year period reflect a precipitous decline in propane and butane wholesale prices principally during the first quarter of Fiscal 2009. Antargaz’ 2010 six-month period retail propane volumes were lower than in the prior-year period principally as a result of reduced demand for crop drying earlier in the period due to an exceptionally dry summer, the warmer 2010 six-month period weather and the effects of customer conservation and continuing recessionary economic conditions in France.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2010 six-month period, the average currency translation rate was $1.43 per euro compared to a rate of $1.31 per euro during the prior-year six-month period. Although the weaker dollar resulted in higher translated International Propane operating results in the 2010 six-month period, the effects of the weaker dollar on International Propane net income were offset in large part by lower gains on forward currency contracts used to hedge purchases of dollar-denominated LPG.
International Propane euro-based revenues increased €17.5 million or 3.7%. The higher 2010 six-month period revenues resulted from the full-period consolidation of ZLH. This increase was partially offset by lower total Antargaz revenues from lower retail and wholesale volume sales partially offset by higher average selling prices. The higher average selling prices reflect the effects of the previously mentioned year-over-year increase in wholesale LPG product costs. In U.S. dollars, revenues increased $77.6 million or 12.6% principally reflecting the effects of the weaker U.S. dollar on euro base-currency revenues. International Propane’s total cost of sales increased to €259.3 million in the 2010 six-month period from €209.7 million in the prior year, an increase of 23.7%, reflecting the higher per-unit LPG commodity costs and the consolidation of ZLH. On a U.S. dollar basis, cost of sales increased to $369.3 million from $274.9 million in the prior-year period, an increase of 34.3%, reflecting the higher euro base-currency cost of sales and the effects of the weaker U.S. dollar.
International Propane euro-denominated total margin decreased €32.1 million or 12.3% in the 2010 six-month period principally reflecting lower average Antargaz retail unit margins and the lower Antargaz retail gallons sold partially offset by incremental total margin from the full-period consolidation of ZLH. Antargaz’ euro-denominated retail unit margins were lower in the 2010 six-month period compared with the prior-year period as the prior-year unit margins were higher than normal due to the rapid and sharp decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season. In U.S. dollars, total margin decreased $16.8 million or 4.9% reflecting the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro base-currency operating income decreased €28.4 million or 24.4% principally reflecting the previously mentioned decrease in International Propane total margin and lower operating and administrative expenses. International Propane euro base-currency operating and administrative expenses were below the prior year as lower Antargaz operating and administrative costs including lower vehicle and employee compensation and benefits expenses, were partially offset by higher Flaga operating and administrative costs and greater depreciation expense resulting from the full-period consolidation of ZLH. On a U.S. dollar basis, operating income decreased $29.1 million or 18.9% reflecting the previously mentioned decrease in U.S. dollar-denominated total margin and higher U.S. dollar-denominated operating and administrative expenses due principally to the effects of the weaker dollar on euro base-currency expenses. Euro base-currency income before income taxes was €27.0 million (25.5%) lower than in the prior-year period principally reflecting the lower euro-denominated operating income and the effect of slightly higher interest expense. In U.S. dollars, income before income taxes decreased $28.5 million (20.4%) reflecting the previously mentioned lower operating income and the effects of the weaker U.S. dollar on higher euro base-currency interest expense.

Gas Utility:			Increase
For the six months ended March 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$773.2	$953.2	$(180.0)	(18.9)%
Total margin (a)	$272.0	$267.3	$4.7	1.8%
Operating income	$154.8	$136.9	$17.9	13.1%
Income before income taxes	$134.3	$115.5	$18.8	16.3%
System throughput — billions of cubic feet (“bcf”)	96.9	100.5	(3.6)	(3.6)%
Degree days — % (warmer) colder than normal (b)	(1.4)%	5.4%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 1.4% warmer than normal in the 2010 six-month period compared with temperatures that were 5.4% colder than normal in the prior-year period. Total distribution system throughput decreased 3.6 bcf in the 2010 six-month period principally reflecting the effects of the warmer weather on core-market customers and the continuing effects of the economic recession.
Gas Utility revenues decreased $180.0 million during the 2010 six-month period principally reflecting a decline in revenues from retail core-market customers. The decrease in retail core-market revenues principally resulted from lower average PGC rates and the lower retail core-market volumes partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Gas Utility’s cost of gas was $501.2 million in the 2010 six-month period compared with $685.9 million in the prior-year period principally reflecting the lower average PGC rates and, to a much lesser extent, the lower retail core-market sales.

UGI CORPORATION AND SUBSIDIARIES
Notwithstanding the decrease in distribution system volumes, Gas Utility total margin increased $4.7 million in the 2009 six-month period. The increase is primarily the result of the PNG Gas and CPG Gas base operating revenue increases.
Gas Utility operating income during the 2010 six-month period increased $17.9 million principally reflecting lower operating and administrative costs and the previously mentioned increase in total margin. The 2010 six-month period operating and administrative costs include, among other things, lower provisions for uncollectible accounts, lower charges associated with environmental matters and lower UGI corporate allocated expenses. These decreases in operating and administrative expenses were partially offset by higher 2010 six-month period pension expense. The increase in income before income taxes reflects the previously mentioned higher operating income and lower interest expense due to lower average bank loan borrowings.

Electric Utility:
For the six months ended March 31,	2010	2009	Decrease
(Millions of dollars)
Revenues	$65.6	$74.0	$(8.4)	(11.4)%
Total margin (a)	$19.7	$22.6	$(2.9)	(12.8)%
Operating income	$8.5	$10.5	$(2.0)	(19.0)%
Income before income taxes	$7.6	$9.7	$(2.1)	(21.6)%
Distribution sales — millions of kilowatt hours (“gwh”)	505.2	525.9	(20.7)	(3.9)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $3.6 million and $4.1 million during the six-month periods ended March 31, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2010 six-month period were 3.9% lower than in the prior year. The decline in sales principally reflects the effects of warmer 2010 six-month period weather on heating-related sales volumes and the continuing effects of the economic recession. Temperatures based upon heating degree days were approximately 4.4% warmer than in the prior-year period. Electric Utility revenues decreased $8.4 million principally as a result of the previously mentioned lower default service rates effective January 1, 2010 and the lower sales. Electric Utility cost of sales declined to $42.2 million in the 2010 six-month period compared to $47.4 million in the 2009 six-month period principally reflecting the effects of the lower volume sales and the effects on cost of sales of the default service cost recovery mechanism beginning January 1, 2010.
Electric Utility total margin declined $2.9 million in the 2010 six-month period reflecting the reduction in margin resulting from the implementation of default service rates effective January 1, 2010 and, to a much lesser extent, the effects of the lower 2010 six-month period sales.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility operating income and income before income taxes in the 2010 six-month period were $2.0 million and $2.1 million lower, respectively, reflecting the lower total margin partially offset by lower distribution system maintenance and uncollectible accounts expenses.

Energy Services:			Increase
For the six months ended March 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$750.9	$783.7	$(32.8)	(4.2)%
Total margin (a)	$97.3	$81.8	$15.5	18.9%
Operating income	$68.5	$51.4	$17.1	33.3%
Income before income taxes	$68.5	$51.4	$17.1	33.3%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues decreased $32.8 million in the 2010 six-month period principally reflecting (1) lower average sales prices for natural gas partially offset by the effects of an approximate 6% increase in natural gas sales volumes sold; (2) higher revenues from sales of propane, due to higher volumes sold and higher average unit sales prices; and (3) the effects of higher retail power sales.
Total margin from Energy Services increased $15.5 million principally reflecting (1) a significant increase in natural gas marketing margin resulting from higher natural gas unit margins; (2) the higher natural gas volumes sold; and, to a much lesser extent, (3) higher total retail power margin on higher unit margins and volumes sold. The increases in natural gas marketing and retail power total margin includes the impact of marketing initiatives focused on the small commercial customer segment. These increases in margin were partially offset by a decrease in margin from asset management activities. Electric generation sales volumes were 10% higher in the 2010 six-month period primarily due to the absence of production facility outages experienced in the prior-year period and additional sales from the Broad Mountain landfill gas plant generation facility which commenced commercial operations in January 2009. The beneficial margin impact of the higher electricity generation sales was largely offset by lower average electric generation unit margins in the 2010 six-month period. The increases in Energy Services’ operating income and income before income taxes largely reflects the previously mentioned increase in total margin, lower asset management fees paid and lower electric generation operating and maintenance costs as the prior year included additional maintenance costs associated with the previously mentioned electric generation production outages.
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

UGI CORPORATION AND SUBSIDIARIES
Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts restricted from withdrawal, totaled $270.7 million at March 31, 2010 compared with $280.1 million at September 30, 2009. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2010 and September 30, 2009, UGI had $101.3 million and $102.7 million, respectively, of cash and cash equivalents. Cash and cash equivalents at UGI’s operating subsidiaries at March 31, 2010 includes $67.6 million (€50 million) of cash and cash equivalents at Antargaz generated from bank loan borrowings in March 2010 as further described below under “International Propane.”
The Company’s debt outstanding at March 31, 2010 totaled $2,229.7 million (including current maturities of long-term debt of $607.1 million) compared to $2,296.2 million of debt outstanding (including current maturities of long-term debt of $94.5 million) at September 30, 2009. Current maturities of long-term debt at March 31, 2010 principally comprises $513.3 million (€380 million) associated with Antargaz’ Senior Facilities Term loan due March 2011 and $80 million of Partnership First Mortgage Notes due July 2010. Total debt outstanding at March 31, 2010 consists of $890.2 million of Partnership debt, $649.1 million (€480.1 million) of International Propane debt, $677 million of UGI Utilities’ debt, and $13.4 million of other debt.
AmeriGas Partners’ total debt at March 31, 2010 includes long-term debt comprising $779.7 million of AmeriGas Partners’ Senior Notes, $80 million of AmeriGas OLP First Mortgage Notes and $7.5 million of other long-term debt. AmeriGas Partners’ total debt at March 31, 2010 also includes $23 million of AmeriGas OLP bank loan borrowings outstanding.
International Propane’s total debt at March 31, 2010 includes long-term debt principally comprising $513.3 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $45.0 million (€33.3 million) outstanding under Flaga’s two term loans. Total International Propane debt outstanding at March 31, 2010 also includes (1) $67.6 million (€50.0 million) of Antargaz revolving credit facility borrowings; (2) combined borrowings of $19.8 million (€14.7 million) outstanding under Flaga’s working capital facilities; and (3) $2.0 million (€1.5 million) of other long-term debt.
UGI Utilities’ total debt at March 31, 2010 includes long-term debt comprising $383 million of Senior Notes and $257 million of Medium-Term Notes. Total debt outstanding at March 31, 2010 also includes $37 million outstanding under UGI Utilities’ Revolving Credit Agreement.
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

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Partners. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 AmeriGas Supplemental Credit Agreement”) with three major banks. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 AmeriGas Supplemental Credit Agreement expires on July 1, 2010 and permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes. The Partnership’s management intends to extend all or a portion of the 2009 Supplemental Credit Agreement for at least an additional year prior to its scheduled expiration on July 1, 2010.
At March 31, 2010, there were $23 million of borrowings outstanding under the Credit Agreement and no amounts outstanding under the 2009 AmeriGas Supplemental Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $36.1 million at March 31, 2010. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the AmeriGas OLP credit agreements during the six months ended March 31, 2010 were $25.5 million and $75 million, respectively. The average daily and peak bank loan borrowings outstanding under AmeriGas OLP credit agreements during the six months ended March 31, 2009 were $83.8 million and $184.5 million, respectively. The higher average and peak bank loan borrowings in the prior-year six-month period resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred in early Fiscal 2009. At March 31, 2010, AmeriGas OLP’s available borrowing capacity under the credit agreements was $215.9 million.
Based on existing cash balances, cash expected to be generated from operations and borrowings available under AmeriGas OLP’s credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010.
As previously mentioned, during the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue $150 million of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of the 2009 Supplemental Credit Facility. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated $150 million long-term debt issuance and recorded a $12.2 million loss which is reflected in other expense (income), net on the Condensed Consolidated Statements of Income. The losses on the interest rate protection agreements were settled in cash in April 2010.
International Propane. Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor or libor rate for the duration of the term loan. In order to minimize the interest margin it pays on its Senior Facilities Agreement Borrowings, on March 29, 2010 Antargaz borrowed $67.6 million (€50 million), the total amount available under its revolving credit facility. This amount was repaid on April 29, 2010. Antargaz had no amounts outstanding under the revolving credit facility at September 30, 2009. The €380 million variable-rate term loan matures on March 31, 2011. Antargaz intends to refinance this maturing debt, subject to market conditions, on a long-term basis by March 2011.

UGI CORPORATION AND SUBSIDIARIES
Flaga has two working capital facilities totaling €24 million. Flaga has a multi-currency working capital facility that provides for borrowings and issuances of guarantees totaling €16 million of which €9.7 million ($13.1 million) was outstanding at March 31, 2010. Flaga also has an €8 million euro-denominated working capital facility of which €5.0 million ($6.7 million) was outstanding at March 31, 2010. Issued and outstanding guarantees, which reduce available borrowings under the working capital facilities, totaled €4.7 million ($6.4 million) at March 31, 2010. Amounts outstanding under the working capital facilities are classified as bank loans. During the 2010 six-month period, average and peak bank loan borrowings totaled €11.0 million and €15.7 million, respectively. During the 2009 six-month period, average and peak bank loan borrowings totaled €15.1 million and €19.3 million, respectively.
UGI Utilities. UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement which expires in August 2011. At March 31, 2010, UGI Utilities had $37 million of borrowings outstanding under its Revolving Credit Agreement. Borrowings under its Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2010 and 2009 six-month periods, average daily bank loan borrowings were $136.8 million and $239.8 million, respectively, and peak bank loan borrowings totaled $203 million and $312 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January. During the prior-year six-month period ended March 31, 2009, average daily and peak bank loan borrowings were higher than the current year due in large part to higher margin deposits associated with natural gas futures accounts as a result of declines in wholesale natural gas prices.
Energy Services. In April 2010, Energy Services amended its $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper. The Receivables Facility expires in April 2011, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts and capital expenditures.
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following GAAP for accounting for transfers and servicing of financial assets and extinguishments of liabilities. Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the six months ended March 31, 2010 and 2009, Energy Services sold trade receivables totaling $714.8 million and $785.1 million, respectively, to ESFC. During the six months ended March 31, 2010 and 2009, ESFC sold an aggregate $225.6 million and $384.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2010, the outstanding balance of ESFC receivables was $104.8 million and there was no amount sold to the commercial paper conduit. At March 31, 2009, the outstanding balance of ESFC receivables was $36.0 million which is net of $87.6 million that was sold to the commercial paper conduit and removed from the balance sheet. During the prior-year six-month period, sales of receivables by ESFC to the commercial paper conduit were higher than the current-year period due in large part to the need to fund greater levels of margin deposits in natural gas futures accounts resulting from a decline in wholesale natural gas prices.

UGI CORPORATION AND SUBSIDIARIES
Dividends and Distributions. On April 27, 2010, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.25 per common share or $1.00 per common share on an annual basis. This dividend reflects a 25% increase from the previous quarterly dividend rate of $0.20. The new quarterly dividend rate is effective with the dividend payable on July 1, 2010 to shareholders of record on June 15, 2010. On April 26, 2010, the General Partner’s Board of Directors approved a quarterly distribution of $0.705 per Common Unit equal to an annual rate of $2.82 per Common Unit. This distribution reflects an approximate 5% increase from the previous quarterly rate of $0.67 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2010 to unitholders of record on May 10, 2010.
Cash Flows
Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the fourth and first fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. Cash flow from operating activities in the prior-year six-month period was significantly higher than normal due to the effects on the Partnership’s and Antargaz’ cash flow from changes in operating working capital resulting from last year’s precipitous decline in propane product costs.
Operating Activities. Cash flow provided by operating activities was $304.3 million in the 2010 six-month period compared to $442.6 million in the 2009 six-month period. Cash flow from operating activities before changes in operating working capital was $584.7 million in the 2010 six-month period compared to the prior-year’s $468.0 million of cash flow from operating activities before changes in operating working capital. The increase primarily reflects greater cash flow associated with settled commodity derivative contracts and greater noncash charges for deferred income taxes. Cash required to fund changes in operating working capital totaled $280.4 million in the 2010 six-month period, significantly higher than the $25.4 million of net cash required to fund changes in operating working capital in the prior-year six-month period. The lower prior-year six-month period cash flows required to fund changes in operating working capital reflect, among other things, the beneficial impact on cash used to fund changes in the Partnership’s and Antargaz’ accounts receivable and inventories, due to the previously mentioned significant decline in LPG product costs, and greater prior-year period proceeds from sales of receivables under Energy Services securitization facility to fund greater natural gas futures account deposits.

UGI CORPORATION AND SUBSIDIARIES
Investing Activities. Cash flow used in investing activities was $198.9 million in the 2010 six-month period compared with $486.6 million of cash used in the prior-year period. The significantly higher cash used in investing activities in the prior year principally reflects the net cash used for the acquisition by UGI Utilities of CPG Gas. Cash flows from investing activities in the prior year also includes net proceeds of $42.4 from the sale of the Partnership’s California LPG storage facility. Cash required to fund futures brokerage accounts was lower in the 2010 six-month period as the prior-year period margin deposits were impacted by a greater decline in natural gas prices. Cash used by investing activities in the 2010 six-month period includes $12.3 million of cash invested in a limited partnership that focuses on the alternative energy sector.
Financing Activities. Cash flow used by financing activities was $106.5 million in the 2010 six-month period compared with $1.9 million in the prior-year period. Net bank loan repayments totaled $14.4 million in the 2010 six-month period which includes a $117 million decrease in bank loans at UGI Utilities offset in large part by $67.5 million of bank loan borrowings at Antargaz (as further described below), $23 million of bank loan borrowings at AmeriGas OLP and $12.2 million of bank loan borrowings at Flaga. In order to minimize the interest margin it pays on its Senior Facilities Agreement borrowings, on March 29, 2010 Antargaz borrowed $67.5 million (€50 million), the total amount available under its revolving credit facility. This amount was repaid on April 29, 2010. Cash flow from financing activities in the 2009 six-month period principally reflects the issuance of $108 million of UGI Utilities Senior Notes to fund a portion of the October 1, 2008 acquisition of CPG and increases in UGI Utilities bank loans principally to fund a portion of the acquisition of CPG Gas and natural gas brokerage accounts margin deposits. The prior-year six-month period cash flows used by financing activities also reflects the March 2009 scheduled repayment of $70 million of AmeriGas OLP First Mortgage Notes.
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
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers. The recovery clauses provide for a periodic adjustment for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility’s PGC recovery mechanism.
Electric Utility purchases its electric power needs from electricity suppliers under fixed-price energy contracts and, to a much lesser extent, on the spot market. Wholesale prices for electricity can be volatile especially during periods of high demand or tight supply. Electric Utility has diversified its purchases across several suppliers and entered into bilateral collateral arrangements with certain of them. Changes in electricity prices could require Electric Utility to provide cash collateral to its supply counterparties. Electric Utility obtains financial transmission rights (“FTRs”) through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, by purchases at monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Beginning January 1, 2010, Electric Utility’s default service tariffs contain clauses which permit recovery of all prudently incurred power costs through the application of generation service (“GS”) rates. The clauses provide for periodic adjustments to GS rates for differences between the total amount of power costs collected from customers and recoverable power costs incurred. Because of this ratemaking mechanism, beginning January 1, 2010 there is limited power cost risk, including the cost of FTRs, associated with our Electric Utility operations.
Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2010 were not material.
Energy Services purchases FTRs to economically hedge certain transmission costs that may be associated with its fixed-price electricity sales contracts. Although Energy Services’ FTRs are economically effective as hedges of congestion charges, they do not currently qualify for hedge accounting treatment.

UGI CORPORATION AND SUBSIDIARIES
In order to manage market price risk relating to substantially all of Energy Services’ fixed-price sales contracts for natural gas and electricity, Energy Services purchases over-the-counter and exchange-traded natural gas and electricity futures contracts or enters into fixed-price supply arrangements. Energy Services’ exchange-traded natural gas and electricity futures contracts are traded on the NYMEX and have nominal credit risk. Although Energy Services’ fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Energy Services’ results. In order to reduce this risk of supplier nonperformance, Energy Services has diversified its purchases across a number of suppliers. Energy Services has entered into and may continue to enter into fixed-price sales agreements for a portion of its propane sales. In order to manage the market price risk relating to substantially all of its fixed-price sales contracts for propane, Energy Services enters into price swap and option contracts.
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
The fair value of unsettled commodity price risk sensitive derivative instruments held at March 31, 2010 (excluding Gas Utility’s and Electric Utility’s commodity derivative instruments) was a liability of $31.1 million. A hypothetical 10% adverse change in (1) the market price of LPG and gasoline; (2) the market price of natural gas; and (3) the market price of electricity and electricity transmission congestion charges would result in a decrease in fair value of $21.8 million at March 31, 2010. The fair value of Gas Utility’s exchange-traded natural gas futures and option contracts (comprising losses of $7.6 million at March 31, 2010), and the fair value of Electric Utility’s FTRs (comprising gains of $0.3 million at March 31, 2010), are excluded from the amounts above because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through March 2011 and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loans through their scheduled maturity dates through the use of interest rate swaps. At March 31, 2010 combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $149.4 million.

UGI CORPORATION AND SUBSIDIARIES
Our long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long- term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”).
The fair value of unsettled interest rate risk sensitive derivative instruments held at March 31, 2010 was a liability of $27.6 million. A hypothetical 10% adverse change in the three-month LIBOR and the three- and nine-month Euribor would result in a decrease in fair value of $5.5 million at March 31, 2010. These amounts include the Partnership’s IRPAs settled in early April 2010 (see “Financial Condition — AmeriGas Partners” above). The final IRPA settlement amounts in April 2010 were not materially different than the fair values recorded as of March 31, 2010.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in accumulated other comprehensive income until such foreign operations are liquidated. At March 31, 2010, the fair value of unsettled net investment hedges was a gain of $4.9 million, which is included in foreign currency exchange rate risk in the table below. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $62.1 million, which amount would be reflected in other comprehensive income. In addition, in order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar denominated LPG product purchases during the months of October through March through the use of forward foreign exchange contracts.
The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at March 31, 2010 was an asset of $5.6 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of $12.5 million at March 31, 2010.
Because substantially all of our derivative instruments generally qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

UGI CORPORATION AND SUBSIDIARIES
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. Rapid declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At March 31, 2010, September 30, 2009 and March 31, 2009, restricted cash in brokerage accounts totaled $38.9 million, $7.0 million, and $145.9 million, respectively.
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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Antargaz Competition Authority Matter.
On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the General Division of Competition, Consumption and Fraud Punishment (“DGCCRF”). A Statement of Objections (“Statement”) is part of French competition proceedings and generally follows an investigation under French competition laws. The Statement sets forth the Competition Authority’s findings; it is not a judgment or final decision. The Statement alleges that Antargaz engaged in certain anti-competitive practices in violation of French and European Union civil competition laws related to the cylinder market during the period from 1999 through 2004. The alleged violations occurred principally during periods prior to March 31, 2004, when UGI first obtained a controlling interest in Antargaz.
We filed our written response to the Statement of Objections with the Competition Authority on October 21, 2009. The Competition Authority has now completed its review of our response and issued its Report on April 26, 2010. Antargaz must file a response to this Report within sixty days. Based on our assessment of the information contained in the Report, we believe that we have good defenses to the allegations and that the reserve established by management for this matter is adequate. However, the final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.
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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.1	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2010.

10.2	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2010.

UGI CORPORATION AND SUBSIDIARIES

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
10.3	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2010.

10.4	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2010.

10.5	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2010.

10.6	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Utilities Employees, dated January 1, 2010.

10.7	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2010.

10.8	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009.	AmeriGas Partners, L.P.	Form 10-Q (3/31/10)	10.2

10.9	Amendment No. 8 dated April 22, 2010 to Receivables Purchase Agreement, dated as of November 30, 2001(as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc. as servicer, Energy Services Funding Corporation, as seller, Market Street Funding, LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 8-K (4/23/10)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: May 7, 2010	By:	/s/ Peter Kelly
Peter Kelly
Vice President - Finance and Chief Financial Officer

Date: May 7, 2010	By:	/s/ Davinder Athwal
Davinder Athwal
Vice President - Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2010.

10.2	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2010.

10.3	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2010.

10.4	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2010.

10.5	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2010.

10.6	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Utilities Employees, dated January 1, 2010.

10.7	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2010.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002