Form 10-Q
period 2010-06-30
UGI CORP /PA/
filed 2010-08-06
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 30, 2010, there were 109,943,804 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2010, September 30, 2009 and June 30, 2009	1

Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the three and nine months ended June 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4-30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-49

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50-53

Item 4. Controls and Procedures	53

Part II Other Information

Item 1. Legal Proceedings	54-56

Item 1A. Risk Factors	56

Item 6. Exhibits	57

Signatures	58

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30,	September 30,		June 30,
	2010	2009		2009
ASSETS
Current assets:
Cash and cash equivalents	$241.8	$280.1		$240.1
Restricted cash	22.9	7.0		64.8
Accounts receivable (less allowances for doubtful accounts of $44.5, $38.3 and $58.2, respectively)	503.4	405.9		454.5
Accrued utility revenues	9.7	21.0		21.2
Inventories	249.2	363.2		269.1
Deferred income taxes	26.7	34.5		49.3
Utility regulatory assets	6.3	19.6		28.8
Derivative financial instruments	17.5	20.3		12.4
Prepaid expenses and other current assets	34.1	33.5		21.0

Total current assets	1,111.6	1,185.1		1,161.2

Property, plant and equipment (less accumulated depreciation and amortization of $1,866.2, $1,788.8 and $1,750.5 respectively)	2,875.5	2,903.6		2,823.3

Goodwill	1,475.9	1,582.3		1,545.5
Intangible assets, net	138.1	165.5		161.6
Other assets	230.5	206.1		209.7

Total assets	$5,831.6	$6,042.6		$5,901.3

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$572.9	$94.5		$11.6
Bank loans	35.2	163.1		125.5
Accounts payable	297.9	334.9		276.4
Derivative financial instruments	48.0	37.5		95.1
Other current liabilities	379.5	467.3		437.7

Total current liabilities	1,333.5	1,097.3		946.3

Long-term debt	1,456.8	2,038.6		2,087.9
Deferred income taxes	510.9	504.9		464.7
Deferred investment tax credits	5.4	5.7		5.8
Other noncurrent liabilities	531.0	579.3		554.5

Total liabilities	3,837.6	4,225.8		4,059.2

Commitments and contingencies (note 9)

Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,375,794, 115,261,294 and 115,261,294 shares, respectively)	896.1	875.6		870.4
Retained earnings	992.1	804.3		837.0
Accumulated other comprehensive loss	(115.8)	(38.9)		(71.7)
Treasury stock, at cost	(42.4)	(49.6)		(52.4)

Total UGI Corporation stockholders’ equity	1,730.0	1,591.4		1,583.3
Noncontrolling interests	264.0	225.4	(1)	258.8	(1)

Total equity	1,994.0	1,816.8	(1)	1,842.1	(1)

Total liabilities and equity	$5,831.6	$6,042.6		$5,901.3

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Revenues	$961.9	$962.2		$4,701.0	$4,878.5

Costs and expenses:
Cost of sales (excluding depreciation shown below)	615.5	591.6		3,009.2	3,142.8
Operating and administrative expenses	267.6	281.0		892.7	929.6
Utility taxes other than income taxes	4.2	4.2		13.6	13.8
Depreciation	46.1	46.0		140.4	133.6
Amortization	5.6	5.3		16.9	15.2
Other (income) expense, net	(8.3)	5.3		(12.2)	(49.5)

	930.7	933.4		4,060.6	4,185.5

Operating income	31.2	28.8		640.4	693.0
Loss from equity investees	(1.9)	—		(1.9)	(0.8)
Interest expense	(33.6)	(34.6)		(101.9)	(106.7)

(Loss) income before income taxes	(4.3)	(5.8)		536.6	585.5
Income taxes	0.1	(6.4)		(162.5)	(172.0)

Net (loss) income	(4.2)	(12.2	)(1)	374.1	413.5	(1)
Less: net loss (income) attributable to noncontrolling interests, principally AmeriGas Partners	7.6	8.6	(1)	(115.2)	(144.0	)(1)

Net income (loss) attributable to UGI Corporation	$3.4	$(3.6	)(1)	$258.9	$269.5	(1)

Earnings (loss) per common share attributable to UGI stockholders:
Basic	$0.03	$(0.03)		$2.37	$2.49

Diluted	$0.03	$(0.03)		$2.35	$2.47

Average common shares outstanding (thousands):
Basic	109,683	108,592		109,331	108,407

Diluted	110,699	108,592		110,188	109,207

Dividends declared per common share	$0.25	$0.20		$0.65	$0.585

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$374.1	$413.5 (1)
Reconcile to net cash from operating activities:
Depreciation and amortization	157.3	148.8
Gain on sale of Partnership California storage facility	—	(39.9)
Deferred income taxes, net	46.9	(8.3)
Provision for uncollectible accounts	26.2	35.8
Net change in settled accumulated other comprehensive income (loss)	31.4	(33.2)
Other, net	20.7	10.4
Net change in:
Accounts receivable and accrued utility revenues	(147.3)	68.3
Inventories	106.9	159.0
Utility deferred fuel costs	(1.0)	40.2
Accounts payable	(10.0)	(238.7)
Other current assets	(6.2)	42.0
Other current liabilities	(82.3)	(4.6)

Net cash provided by operating activities	516.7	593.3

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(228.8)	(213.4)
Acquisitions of businesses, net of cash acquired	(25.4)	(319.5)
Net proceeds from sale of Partnership California storage facility	—	42.4
(Increase) decrease in restricted cash	(15.9)	5.5
Other, net	(14.7)	1.2

Net cash used by investing activities	(284.8)	(483.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(71.1)	(63.3)
Distributions on AmeriGas Partners publicly held Common Units	(66.2)	(63.2)
Issuance of debt	—	108.1
Repayments of debt	(9.5)	(76.5)
Decrease in bank loans	(123.3)	(24.0)
Other	18.3	5.3

Net cash used by financing activities	(251.8)	(113.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18.4)	(1.0)

Cash and cash equivalents decrease	$(38.3)	$(5.1)

Cash and cash equivalents:
End of period	$241.8	$240.1
Beginning of period	280.1	245.2

Decrease	$(38.3)	$(5.1)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (Note 3).
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiaries AmeriGas Propane, L.P. (“AmeriGas OLP”) and AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (together with AmeriGas OLP, the “Operating Partnerships”). AmeriGas Partners and the Operating Partnerships are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At June 30, 2010, the General Partner held a 1% general partner interest and 42.8% limited partner interest in AmeriGas Partners, and an effective 44.4% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.2% interest in AmeriGas Partners comprises 32,397,300 Common Units held by the general public as limited partner interests.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2009 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Current Report on Form 8-K dated May 26, 2010 (“Company’s 2009 Annual Financial Statements and Notes”) which supersede the financial statements and related notes included in our Form 10-K for the year ended September 30, 2009 in order to retrospectively reflect the adoption of the new guidance relating to noncontrolling interests discussed in Note 3. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Denominator (thousands of shares):
Average common shares outstanding for basic computation	109,683	108,592	109,331	108,407
Incremental shares issuable for stock options and awards	1,016	—	857	800

Average common shares outstanding for diluted computation	110,699	108,592	110,188	109,207

Comprehensive Income (Loss). The following table presents the components of comprehensive income (loss) for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009 (1)	2010	2009 (1)
Net (loss) income	$(4.2)	$(12.2)	$374.1	$413.5
Other comprehensive (loss) income	(58.2)	98.1	(84.4)	(38.0)

Comprehensive (loss) income (including noncontrolling interests)	(62.4)	85.9	289.7	375.5

Less: comprehensive income (loss) attributable to noncontrolling interests	21.4	(31.1)	(107.7)	(162.5)

Comprehensive (loss) income attributable to UGI Corporation	$(41.0)	$54.8	$182.0	$213.0

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (see Note 3).

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

On December 31, 2008, we merged two of our domestic defined benefit pension plans. As a result of the merger, at December 31, 2008, the Company was required under GAAP to remeasure the combined plan’s assets and obligations and record the funded status in our Condensed Consolidated Balance Sheet. The associated after-tax charge to other comprehensive loss of $38.7 is included in the table above for the nine months ended June 30, 2009.

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

Income Taxes. As a result of settlements with tax authorities during the three months ended December 31, 2009 and 2008, the Company adjusted its unrecognized tax benefits which reduced income tax expense and increased net income by $0.9 and $2.0 for the nine months ended June 30, 2010 and 2009, respectively.

The Company received Internal Revenue Service (“IRS”) consent to change its tax method of accounting for capitalizing certain repairs and maintenance costs associated with its Gas Utility and Electric Utility assets beginning with the tax year ended September 30, 2009. The filing of the Company’s Fiscal 2009 tax returns using the new tax method resulted in federal and state income tax benefits totaling approximately $30.2 which has been, or will be, used to offset Fiscal 2010 federal and state income tax liabilities. The filing of UGI Utilities’ Fiscal 2009 stand alone Pennsylvania income tax return also produced an approximate $43.4 state net operating loss (“NOL”) carryforward, resulting in a net deferred tax benefit of approximately $2.8.

Under current Pennsylvania state income tax law, the NOL stated above can be carried forward by UGI Utilities for 20 years and used to reduce future Pennsylvania taxable income. Because the Company believes that it is more likely than not that it will fully utilize this state NOL prior to its expiration, no valuation allowance has been recorded.

The Company’s determination of what constitutes a capital cost versus ordinary expense as it relates to the new tax method will likely be reviewed upon audit by the IRS and may be subject to subsequent adjustment. Accordingly, the status of this tax return position is uncertain at this time. In accordance with accounting guidance regarding uncertain tax positions, the Company has added $3.9 to its liability for unrecognized tax benefits related to this tax method. However, because this tax matter relates only to the timing of tax deductibility, we have recorded an offsetting deferred tax asset of an equal amount.

The previously discussed change in tax method did not affect the Company’s net income (loss) for any periods presented. For further information regarding the regulatory impact of this change, see Note 7.

3.	Accounting Changes

Adoption of New Accounting Standards

Noncontrolling Interests. Effective October 1, 2009, we adopted new guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified within equity on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and stockholders’ equity. Earnings (losses) attributable to noncontrolling interests are now included in net income (loss) and deducted from net income (loss) to determine net income (loss) attributable to UGI Corporation. In addition, changes in a parent’s ownership interest while retaining control are accounted for as equity transactions and any retained noncontrolling equity investments in a former subsidiary are initially measured at fair value. In accordance with the new guidance, previous periods have been adjusted to conform with the new presentation.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Business Combinations. Effective October 1, 2009, we adopted new guidance on accounting for business combinations. The new guidance applies to all transactions or other events in which an entity obtains control of one or more businesses. The new guidance establishes, among other things, principles and requirements for how the acquirer (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (3) determines what information with respect to a business combination should be disclosed. The new guidance applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. Among the more significant changes in accounting for acquisitions are (1) transaction costs are generally expensed (rather than being included as costs of the acquisition); (2) contingencies, including contingent consideration, are generally recorded at fair value with subsequent adjustments recognized in operations (rather than as adjustments to the purchase price); and (3) decreases in valuation allowances on acquired deferred tax assets are recognized in operations (rather than as decreases in goodwill). The new guidance did not have a material impact on our financial statements for the three and nine months ended June 30, 2010.

Intangible Asset Useful Lives. Effective October 1, 2009, we adopted new accounting guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset under GAAP relating to intangible asset accounting and the period of expected cash flows used to measure the fair value of the asset under GAAP relating to business combinations and other applicable accounting literature. The new guidance must be applied prospectively to intangible assets acquired after the effective date. The adoption of the new guidance did not impact our financial statements.

Fair Value Measurements. In January 2010, the FASB issued new guidance with respect to fair value measurements disclosures. The new guidance requires additional disclosure related to transfers between Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements related to Level 3. The new guidance clarifies existing disclosure guidance about inputs and valuation techniques for fair value measurements and levels of disaggregation. We apply fair value measurements to certain assets and liabilities, principally commodity, foreign currency and interest rate derivative instruments. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009 (Fiscal 2011) and interim periods thereafter. The adoption of the new guidance that became effective during Fiscal 2010 did not have a material effect on our disclosures.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Transfers of Financial Assets. In June 2009, the FASB issued new guidance regarding accounting for transfers of financial assets. Among other things, the new guidance eliminates the concept of Qualified Special Purpose Entities (“QSPEs”). It also amends previous derecognition guidance. The new guidance is effective for financial asset transfers occurring after the beginning of an entity’s fiscal year that begins after November 15, 2009 (Fiscal 2011). The adoption of the new accounting guidance will change the accounting for transfers of accounts receivable to a commercial paper conduit of a major bank under the Energy Services Receivables Facility (see Note 6). Beginning October 1, 2010, trade receivables transferred to the commercial paper conduit will remain on the Company’s balance sheet and the Company will reflect a liability equal to the amount advanced by the commercial paper conduit. Under current accounting guidance, trade accounts receivable sold to the commercial paper conduit are removed from the balance sheet. Additionally, the Company will record interest expense on amounts owed to the commercial paper conduit. Currently, losses on sales of accounts receivable are reflected in other income, net.

4.	Intangible Assets
The Company’s intangible assets comprise the following:

	June 30,	September 30,	June 30,
	2010	2009	2009
Goodwill (not subject to amortization)	$1,475.9	$1,582.3	$1,545.5

Other intangible assets:
Customer relationships, noncompete agreements and other	$202.9	$219.1	$217.7
Trademark (not subject to amortization)	41.5	49.7	47.7

Gross carrying amount	244.4	268.8	265.4
Accumulated amortization	(106.3)	(103.3)	(103.8)

Net carrying amount	$138.1	$165.5	$161.6

The decrease in goodwill and other intangible assets during the nine months ended June 30, 2010 principally reflects the effects of currency translation partially offset by the effects of acquisitions. Amortization expense of intangible assets was $4.9 and $14.8 for the three and nine months ended June 30, 2010, respectively, and $4.7 and $13.6 for the three and nine months ended June 30, 2009, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2010 — $17.8; Fiscal 2011 — $16.8; Fiscal 2012 — $16.7; Fiscal 2013 — $16.0; Fiscal 2014 — $14.0.

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

The accounting policies of our reportable segments are the same as those described in Note 2, “Significant Accounting Policies” in the Company’s 2009 Annual Financial Statements and Notes. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Our definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Energy Services segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Segment Information (continued)
Three Months Ended June 30, 2010:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$961.9	$(22.2)	$396.6	$149.1	$25.3	$198.6	$150.8	$41.0	$22.7

Cost of sales	$615.5	$(20.7)	$235.8	$83.0	$15.8	$177.3	$81.9	$30.0	$12.4

Segment profit:
Operating income (loss)	$31.2	$(0.4)	$5.3	$13.8	$2.6	$6.9	$4.3	$(1.4)	$0.1
Loss from equity investees	(1.9)	—	—	—	—	—	(1.9)	—	—
Interest expense	(33.6)	—	(17.0)	(10.0)	(0.4)	—	(5.3)	(0.7)	(0.2)

(Loss) income before income taxes	$(4.3)	$(0.4)	$(11.7)	$3.8	$2.2	$6.9	$(2.9)	$(2.1)	$(0.1)

Partnership EBITDA (d)			$27.2
Noncontrolling interests’ net (loss) income	$(7.6)	$0.1	$(7.5)	$—	$—	$—	$(0.2)	$—	$—
Depreciation and amortization	$51.7	$—	$21.8	$12.5	$1.0	$2.0	$11.5	$2.6	$0.3
Capital expenditures	$83.1	$—	$14.4	$16.1	$2.3	$34.3	$12.8	$2.0	$1.2
Total assets (at period end)	$5,831.6	$(69.3)	$1,658.4	$1,829.4	$120.4	$463.3	$1,446.4	$231.2	$151.8
Bank loans (at period end)	$35.2	$—	$15.0	$—	$—	$—	$—	$20.2	$—
Goodwill (at period end)	$1,475.9	$(3.9)	$674.8	$180.1	$—	$11.8	$540.6	$65.6	$6.9
Three Months Ended June 30, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane			Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz		Other (a)	& Other (b)
Revenues	$962.2	$(28.6)	$372.7	$176.9	$30.8	$223.4	$133.5		$31.4	$22.1

Cost of sales	$591.6	$(27.4)	$210.3	$109.8	$19.7	$200.4	$49.3		$18.1	$11.4

Segment profit:
Operating income (loss)	$28.8	$0.1	$4.4	$12.9	$3.3	$8.6	$(0.5	)(c)	$0.8	$(0.8)
Income (loss) from equity investees	—	—	—	—	—	—	—		—	—
Interest expense	(34.6)	—	(17.2)	(10.3)	(0.5)	—	(5.8)		(0.7)	(0.1)

(Loss) income before income taxes	$(5.8)	$0.1	$(12.8)	$2.6	$2.8	$8.6	$(6.3	)(c)	$0.1	$(0.9)

Partnership EBITDA (d)			$25.4
Noncontrolling interests’ net (loss) income	$(8.6)	$0.1	$(8.3)	$—	$—	$—	$(0.4)		$—	$—
Depreciation and amortization	$51.3	$(0.1)	$21.1	$11.8	$1.1	$2.2	$12.4		$2.5	$0.3
Capital expenditures	$74.6	$—	$19.5	$18.2	$1.1	$18.1	$15.5		$2.0	$0.2
Total assets (at period end)	$5,901.3	$(119.7)	$1,619.3	$1,902.6	$116.2	$328.2	$1,640.3		$247.7	$166.7
Bank loans (at period end)	$125.5	$—	$—	$103.1	$6.9	$—	$—		$15.5	$—
Goodwill (at period end)	$1,545.5	$(3.9)	$666.1	$176.9	$—	$11.8	$620.2		$67.5	$6.9

(a)	International Propane — Other principally comprises Flaga and, to a much lesser extent, our retail propane business in China.

(b)
Corporate & Other results principally comprise UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting business (“HVAC/R”), net expenses of UGI’s captive general liability insurance company, UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment information.

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months ended June 30,	2010	2009

Partnership EBITDA	$27.2	$25.4
Depreciation and amortization	(21.8)	(21.1)
Noncontrolling interests (i)	(0.1)	0.1

Operating income	$5.3	$4.4

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(d)	Includes $(10.0) provision for Antargaz Competition Authority Matter.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Segment Information (continued)
Nine Months Ended June 30, 2010:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$4,701.0	$(146.9)	$1,939.3	$922.3	$90.9	$949.5	$755.3	$129.8	$60.8

Cost of sales	$3,009.2	$(142.3)	$1,165.1	$584.2	$58.0	$830.9	$394.4	$86.8	$32.1

Segment profit:
Operating income (loss)	$640.4	$(0.7)	$261.2	$168.6	$11.1	$75.4	$123.4	$4.2	$(2.8)
Loss from equity investees	(1.9)	—	—	—	—	—	(1.8)	(0.1)	—
Interest expense	(101.9)	—	(50.2)	(30.5)	(1.3)	—	(17.1)	(2.3)	(0.5)

Income (loss) before income taxes	$536.6	$(0.7)	$211.0	$138.1	$9.8	$75.4	$104.5	$1.8	$(3.3)

Partnership EBITDA (c)			$323.7
Noncontrolling interests’ net income	$115.2	$0.1	$114.5	$—	$—	$—	$0.6	$—	$—
Depreciation and amortization	$157.3	$(0.1)	$65.0	$37.0	$3.0	$6.0	$37.2	$8.2	$1.0
Capital expenditures	$229.4	$—	$59.8	$40.6	$3.9	$84.7	$32.1	$5.7	$2.6
Total assets (at period end)	$5,831.6	$(69.3)	$1,658.4	$1,829.4	$120.4	$463.3	$1,446.4	$231.2	$151.8
Bank loans (at period end)	$35.2	$—	$15.0	$—	$—	$—	$—	$20.2	$—
Goodwill (at period end)	$1,475.9	$(3.9)	$674.8	$180.1	$—	$11.8	$540.6	$65.6	$6.9
Nine Months Ended June 30, 2009:

			Reportable Segments
			AmeriGas	Gas	Electric	Energy	International Propane		Corporate
	Total	Elims.	Propane	Utility	Utility	Services	Antargaz	Other (a)	& Other (b)
Revenues	$4,878.5	$(135.4)	$1,923.1	$1,130.1	$104.8	$1,007.1	$699.3	$81.3	$68.2

Cost of sales	$3,142.8	$(131.7)	$1,129.8	$795.7	$67.1	$902.3	$297.4	$44.9	$37.3

Segment profit:
Operating income (loss)	$693.0	$0.2	$317.2	$149.8	$13.8	$60.0	$147.5 (d)	$6.6	$(2.1)
Loss from equity investees	(0.8)	—	—	—	—	—	(0.7)	(0.1)	—
Interest expense	(106.7)	—	(53.7)	(31.7)	(1.3)	—	(17.9)	(1.8)	(0.3)

Income (loss) before income taxes	$585.5	$0.2	$263.5	$118.1	$12.5	$60.0	$128.9 (d)	$4.7	$(2.4)

Partnership EBITDA (c)			$376.7
Noncontrolling interests’ net income (loss)	$144.0	$0.1	$144.0	$—	$—	$—	$(0.1)	$—	$—
Depreciation and amortization	$148.8	$(0.3)	$62.8	$34.9	$3.0	$6.1	$35.3	$6.0	$1.0
Capital expenditures	$213.4	$—	$57.4	$52.6	$3.5	$44.9	$49.7	$4.2	$1.1
Total assets (at period end)	$5,901.3	$(119.7)	$1,619.3	$1,902.6	$116.2	$328.2	$1,640.3	$247.7	$166.7
Bank loans (at period end)	$125.5	$—	$—	$103.1	$6.9	$—	$—	$15.5	$—
Goodwill (at period end)	$1,545.5	$(3.9)	$666.1	$176.9	$—	$11.8	$620.2	$67.5	$6.9

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

(c)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine months ended June 30,	2010		2009

Partnership EBITDA	$323.7	(ii)	$376.7	(iii)
Depreciation and amortization	(65.0)		(62.8)
Noncontrolling interests (i)	2.5		3.3

Operating income	$261.2		$317.2

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(ii)	Includes $12.2 loss associated with the discontinuance of Partnership interest rate protection agreements.

(iii)	Includes $39.9 gain on sale of Partnership California storage facility.

(d)	Includes $(10.0) million provision for Antargaz Competition Authority Matter.

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

During the nine months ended June 30, 2010 and 2009, Energy Services sold trade receivables totaling $933.3 and $1,029.5, respectively, to ESFC. During the nine months ended June 30, 2010 and 2009, ESFC sold an aggregate $233.6 and $508.9, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2010, the outstanding balance of ESFC trade receivables was $61.8 and there was no amount sold to the commercial paper conduit and removed from the balance sheet. At June 30, 2009, the outstanding balance of ESFC trade receivables was $24.1 which is net of $44.4 that was sold to the commercial paper conduit.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
7.	Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 to the Company’s 2009 Annual Financial Statements and Notes. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	June 30,	September 30,	June 30,
	2010	2009	2009
Regulatory assets:
Income taxes recoverable	$95.3	$79.5	$76.6
Postretirement benefits	1.7	2.5	3.0
CPG Gas pension and postretirement plans	8.6	8.5	5.6
Environmental costs	24.3	26.9	20.6
Deferred fuel and power costs	6.3	19.6	28.8
Other	5.5	4.5	6.9

Total regulatory assets	$141.7	$141.5	$141.5

Regulatory liabilities:
Postretirement benefits	$10.3	$9.3	$10.0
Environmental overcollections	8.3	8.7	9.7
Deferred fuel refunds	16.6	30.8	13.5
State tax benefits — distribution system repairs	11.0	—	—

Total regulatory liabilities	$46.2	$48.8	$33.2

Deferred fuel and power — costs and refunds. Gas Utility’s tariffs and, commencing January 1, 2010, Electric Utility’s default service tariffs, contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and default service (“DS”) rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized losses on such contracts at June 30, 2010 and June 30, 2009 were $(0.6) and $(42.5), respectively. There were no such unrealized gains or losses at September 30, 2009.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 through DS rates, realized and unrealized gains or losses on FTRs associated with periods beginning January 1, 2010 are included in deferred fuel and power — costs or refunds. Unrealized gains on FTRs at June 30, 2010 were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

State Income Tax Benefits – Distribution System Repairs. As previously mentioned in Note 2 to condensed consolidated financial statements, the Company received IRS consent to change its tax method of accounting for capitalizing certain repairs and maintenance costs associated with its Gas Utility and Electric Utility assets beginning with the tax year ended September 30, 2009. This regulatory liability represents Pennsylvania state income tax benefits, net of federal income tax expense, resulting from the deduction for income tax purposes of these repairs and maintenance expenses which expenses are capitalized for regulatory and GAAP reporting. The state tax benefits associated with these repairs and maintenance deductions will be reflected as a reduction to income tax expense over the remaining tax lives of the related book assets.

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

Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$2.2	$1.9	$0.1	$0.1
Interest cost	5.8	5.8	0.3	0.2
Expected return on assets	(6.5)	(6.3)	(0.1)	(0.1)
Amortization of:
Prior service benefit	—	—	(0.1)	(0.1)
Actuarial loss	1.5	1.2	0.1	—

Net benefit cost	3.0	2.6	0.3	0.1
Change in associated regulatory liabilities	—	—	0.7	0.8

Net expense	$3.0	$2.6	$1.0	$0.9

			Other
	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$6.5	$5.3	$0.3	$0.2
Interest cost	17.6	17.6	0.9	0.7
Expected return on assets	(19.4)	(19.3)	(0.3)	(0.4)
Amortization of:
Transition obligation	—	—	—	0.1
Prior service benefit	—	—	(0.3)	(0.2)
Actuarial loss	4.4	2.7	0.2	—

Net benefit cost	9.1	6.3	0.8	0.4
Change in associated regulatory liabilities	—	—	2.2	2.4

Net expense	$9.1	$6.3	$3.0	$2.8

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Pension Plans’ assets are held in trust and consist principally of equity and fixed income mutual funds. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $9.5 to the Pension Plans during the next twelve months. Pursuant to orders previously issued by the PUC, UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to fund and pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP relating to postretirement benefits other than pensions. The difference between the annual amount calculated and the amount included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2010, nor are they expected to be material for all of Fiscal 2010.

We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement plans. We recorded pre-tax expense associated with these plans of $0.6 and $1.8 for the three and nine months ended June 30, 2010, respectively. We recorded pre-tax expense for these plans of $0.6 and $2.2 for the three and nine months ended June 30, 2009, respectively.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At June 30, 2010, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material for UGI Utilities.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 and asserted that UGI Utilities is responsible for approximately $103 of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. The Northeast Companies are expected to complete additional environmental investigations at Waterbury North by the end of 2010, after which there will be a second phase of the trial to determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies previously estimated that remediation costs at Waterbury North could total $25.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Other Matters

Purported AmeriGas Class Action Lawsuits. On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.

Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the classes’ motion seeking preliminary approval of the settlement and scheduled a final settlement fairness hearing for October 2010.

AmeriGas Cylinder Investigations. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to these practices. We are cooperating with these California governmental investigations.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Swiger, et al. v. UGI/AmeriGas, Inc. et al. Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane Corporation in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a crossclaim against Columbia Energy Group, former owner of Columbia Propane Corporation, seeking indemnification for conduct undertaken by Columbia Propane Corporation prior to AmeriGas OLP’s acquisition. In June 2010, Columbia Energy Group filed a complaint in the Delaware Court of Chancery seeking to enjoin AmeriGas OLP from pursuing its cross-claims in the West Virginia litigation and asking the court to find that AmeriGas OLP’s cross-claims are without merit and barred. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 plus punitive damages, civil penalties and attorneys’ fees. The Circuit Court of Monongalia County has tentatively scheduled a trial for the class action for the Spring of 2011.

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

French Business Tax. French tax authorities levy various taxes on legal entities and individuals regularly operating a business in France which are commonly referred to collectively as “business tax.” The amount of business tax charged annually is generally dependent upon the value of the entity’s tangible fixed assets. Antargaz has recorded liabilities for business taxes related to various classes of equipment. Changes in the French government’s interpretation of the tax laws or in the tax laws themselves could have either an adverse or a favorable effect on our results of operations.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We filed our written response to the Statement of Objections with the Competition Authority on October 21, 2009. The Competition Authority completed its review of Antargaz’ response and issued its report on April 26, 2010. Antargaz filed its response to this report on June 28, 2010. A hearing date has not yet been scheduled by the Competition Authority. Based on our assessment of the information contained in the report, we believe that we have good defenses to the objections and that the reserve established by management for this matter is adequate. However, the final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.

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
The following table sets forth changes in UGI’s equity and the equity of the noncontrolling interests for the nine months ended June 30, 2010 and 2009:

			UGI Shareholders
					Accumulated
					Other
	Non-				Comprehensive
	controlling		Common	Retained	Income	Treasury	Total
	Interests		Stock	Earnings	(Loss)	Stock	Equity

Nine Months Ended June 30, 2010:
Balance September 30, 2009	$225.4		$875.6	$804.3	$(38.9)	$(49.6)	$1,816.8	(1)
Net income	115.2			258.9			374.1
Net gains (losses) on derivative instruments	6.9				(11.0)		(4.1)
Reclassifications of net (gains) losses on derivative instruments	(14.4)				30.9		16.5
Benefit plans					2.3		2.3
Foreign currency translation adjustments					(99.1)		(99.1)

Comprehensive income	107.7			258.9	(76.9)		289.7
Dividends and distributions	(66.2)			(71.1)			(137.3)
Transactions with owners	0.7		20.5			7.2	28.4
Other	(3.6)						(3.6)

Balance June 30, 2010	$264.0		$896.1	$992.1	$(115.8)	$(42.4)	$1,994.0

Nine Months Ended June 30, 2009:
Balance September 30, 2008	$159.2	(1)	$858.3	$630.9	$(15.2)	$(56.3)	$1,576.9	(1)
Net income	144.0	(1)		269.5			413.5	(1)
Net losses on derivative instruments	(84.0	)(1)			(121.2)		(205.2	)(1)
Reclassifications of net losses on derivative instruments	102.5	(1)			99.0		201.5	(1)
Benefit plans					(38.8)		(38.8	)(1)
Foreign currency translation adjustments					4.5		4.5	(1)

Comprehensive income	162.5	(1)		269.5	(56.5)		375.5	(1)
Dividends and distributions	(63.2	)(1)		(63.4)			(126.6	)(1)
Transactions with owners	0.5	(1)	12.1			3.9	16.5	(1)
Other	(0.2	)(1)					(0.2	)(1)

Balance June 30, 2009	$258.8	(1)	$870.4	$837.0	$(71.7)	$(52.4)	$1,842.1	(1)

(1)	As adjusted in accordance with the transition provisions for accounting for noncontrolling interests in consolidated subsidiaries (see Note 3).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
11.	Fair Value Measurement
Derivative Financial Instruments

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2010, September 30, 2009 and June 30, 2009:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2010:
Derivative financial instruments:
Commodity contracts	$(25.1)	$(14.8)	$—	$(39.9)
Foreign currency contracts	$—	$16.9	$—	$16.9
Interest rate contracts	$—	$(16.4)	$—	$(16.4)

September 30, 2009:
Derivative financial instruments:
Commodity contracts	$(3.8)	$15.1	$—	$11.3
Foreign currency contracts	$—	$(5.7)	$—	$(5.7)
Interest rate contracts	$—	$(34.3)	$—	$(34.3)

June 30, 2009:
Derivative financial instruments:
Commodity contracts	$(59.8)	$(7.2)	$—	$(67.0)
Foreign currency contracts	$—	$1.2	$—	$1.2
Interest rate contracts	$—	$(27.9)	$—	$(27.9)

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

Other Financial Instruments

The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at June 30, 2010 were $2,029.7 and $2,122.7, respectively. The carrying amount and estimated fair value of our long-term debt at June 30, 2009 were $2,099.5 and $2,063.1, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Financial instruments other than derivative financial instruments, such as our short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds and securities guaranteed by the U.S. Government or its agencies. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different U.S. markets and several foreign countries.

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

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At June 30, 2010 and 2009, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 11.3 million dekatherms and 8.2 million dekatherms, respectively. Gains and losses on natural gas futures contracts and gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with FASB’s guidance in Accounting Standards Codification (“ASC”) 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 7).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. Energy Services purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its default service costs commencing January 1, 2010 pursuant to a January 22, 2009 settlement of its default service filing with the PUC, gains and losses on Electric Utility FTRs associated with periods beginning on or after January 1, 2010 are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 7). Gains and losses associated with periods prior to January 2010 were reflected in cost of sales. At June 30, 2010 and 2009, the volumes of Electric Utility electric transmission congestion subject to FTRs totaled 739.3 million kilowatt hours and 1,277.0 million kilowatt hours, respectively. Energy Services’ FTRs are recorded at fair value with changes in fair value reflected in cost of sales.

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

At June 30, 2010 and 2009, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

	Volumes
Commodity	2010	2009

LPG (millions of gallons)	150.5	163.1
Natural gas (millions of dekatherms)	33.3	25.1
Electricity (millions of kilowatt-hours)	928.0	378.2

The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 21 months with a weighted average of 7 months. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 31 months with a weighted average of 8 months. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with electricity price risk is 30 months with a weighted average of 9 months. The volume of electric transmission congestion that is subject to FTRs (excluding Electric Utility) at June 30, 2010 and 2009 totaled 1,415.0 million kilowatt hours and 1,005.0 million kilowatt hours, respectively. The maximum period over which we are economically hedging such electricity congestion with FTRs is 11 months with a weighted average of 6 months.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We account for commodity price risk contracts (other than our Gas Utility natural gas futures and option contracts, gasoline futures and swap contracts, and Electric Utility FTRs) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Consolidated Statements of Income. At June 30, 2010, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $45.7.

Interest Rate Risk

Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its €380 variable-rate debt through its March 2011 maturity date through the use of pay-fixed, receive-variable interest rate swap agreements. Antargaz intends to refinance its €380 variable-rate term loan, subject to market conditions, on a long-term basis by March 2011. In anticipation of such refinancing, Antargaz has entered into forward-starting interest rate swap agreements to hedge the underlying euribor rate of interest relating to 4 1/2 years of quarterly interest payments on €300 notional amount of long-term debt commencing March 31, 2011. Flaga has also fixed the underlying euribor interest rate on a substantial portion of its two term loans through their scheduled maturity dates ending in 2014 through the use of pay-fixed, receive-variable interest rate swap agreements. As of June 30, 2010 and 2009, the total notional amounts of our existing and anticipated variable rate debt subject to interest rate swap agreements were €706.2 and €406.6, respectively.

Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There were no unsettled IRPAs outstanding at June 30, 2010.

We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At June 30, 2010, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $1.7.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Foreign Currency Exchange Rate Risk

In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 20% — 30% of estimated dollar-denominated purchases of LPG to occur during the heating-season months of October through March. At June 30, 2010 and 2009, we were hedging a total of $72.8 and $121.4 of U.S. dollar-denominated LPG purchases, respectively. The maximum period over which we are currently hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 18 months with a weighted average of 7 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At June 30, 2010 and 2009, we were hedging a total of €48.3 and €30.8, respectively, of our euro-denominated net investments. As of June 30, 2010, such foreign currency contracts extend through December 2011.

We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At June 30, 2010, the amount of net gains associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $5.1. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.

Derivative Financial Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. At June 30, 2010 and 2009, restricted cash in brokerage accounts totaled $22.9 and $64.8, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at June 30, 2010. We generally do not have credit-risk-related contingent features in our derivative contracts.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of June 30, 2010 and 2009:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet	June 30,		Balance Sheet	June 30,
	Location	2010	2009	Location	2010	2009
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments			Derivative financial instruments
	and Other assets	$0.3	$2.9	and Other noncurrent liabilities	$(42.8)	$(74.3)
Foreign currency contracts	Derivative financial instruments
	and Other assets	16.9	3.1	Other noncurrent liabilities	—	(2.0)
				Derivative financial instruments
Interest rate contracts	Derivative financial instruments	—	3.7	and Other noncurrent liabilities	(16.4)	(31.6)

Total Derivatives Designated as Hedging Instruments		$17.2	$9.7		(59.2)	(107.9)

Derivatives Accounted for under ASC 980:
Commodity contracts	Derivative financial instruments	$0.6	$—	Derivative financial instruments	$(0.8)	$—

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments
	and Other assets	$2.8	$4.5

Total Derivatives		$20.6	$14.2		$(60.0)	$(107.9)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interest for the three and nine months ended June 30, 2010 and 2009:

Three Months Ended June 30:

	Gain or (Loss)		Gain or (Loss)		Location of
	Recognized in		Reclassified from		Gain or (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2010	2009	2010	2009	Interests into Income

Cash Flow Hedges:
Commodity contracts	$(14.6)	$17.9	$(7.7)	$(64.6)	Cost of sales
Foreign currency contracts	5.3	(6.1)	0.1	0.2	Cost of sales
Interest rate contracts	(6.3)	10.4	(3.9)	(2.9)	Interest expense /other income

Total	$(15.6)	$22.2	$(11.5)	$(67.3)

Net Investment Hedges:
Foreign currency contracts	$6.1	$(2.3)

	Gain or (Loss)
	Recognized in Income		Location of Gain or (Loss)
	2010	2009	Recognized in Income
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(0.1)	$1.0	Cost of sales
Commodity contracts	1.0	0.2	Operating expenses / other income

Total	$0.9	$1.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Nine Months Ended June 30:

	Gain or (Loss)		Gain or (Loss)		Location of
	Recognized in		Reclassified from		Gain or (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2010	2009	2010	2009	Interests into Income

Cash Flow Hedges:
Commodity contracts	$(30.1)	$(249.7)	$(14.1)	$(269.1)	Cost of sales
Foreign currency contracts	12.2	3.0	0.7	5.0	Cost of sales
Interest rate contracts	(7.2)	(37.2)	(24.4)	(3.9)	Interest expense/other income

Total	$(25.1)	$(283.9)	$(37.8)	$(268.0)

Net Investment Hedges:
Foreign currency contracts	$11.2	$(0.2)

	Gain or (Loss)
	Recognized in Income		Location of Gain or (Loss)
	2010	2009	Recognized in Income
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$0.1	$0.9	Cost of sales
Commodity contracts	1.4	(0.6)	Operating expenses / other income

Total	$1.5	$0.3

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for the three and nine months ended June 30, 2010 and 2009. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that the Partnership would not issue $150 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of AmeriGas OLP’s $75 unsecured revolving credit agreement (“2009 AmeriGas Supplemental Credit Agreement”). As a result, the Partnership discontinued cash flow hedge accounting treatment for IRPAs associated with this previously anticipated Fiscal 2010 $150 long-term debt issuance and recorded a $12.2 loss which is reflected in other (income) expense, net on the Condensed Consolidated Statement of Income for nine months ended June 30, 2010. In March 2009, the Partnership recorded losses of $1.7 as a result of the discontinuance of cash flow hedge accounting associated with IRPAs.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
13.	Inventories
Inventories comprise the following:

	June 30,	September 30,	June 30,
	2010	2009	2009
Non-utility LPG and natural gas	$138.2	$118.0	$112.0
Gas Utility natural gas	60.3	189.7	99.0
Materials, supplies and other	50.7	55.5	58.1

Total inventories	$249.2	$363.2	$269.1

At June 30, 2010, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”). Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represent a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above. The carrying value of gas storage inventories released under SCAAs with non-affiliates at June 30, 2010, September 30, 2009 and June 30, 2009 comprising 4.2 billion cubic feet (“bcf”), 1.3 bcf and 0.8 bcf of natural gas was $23.2, $10.5 and $6.7, respectively.

14.	Subsequent Event — Sale of Atlantic Energy

On July 30, 2010, Energy Services sold all of its interest in its second-tier, wholly owned subsidiary Atlantic Energy, Inc. (“Atlantic Energy”) to DCP Midstream Partners, L.P. for $49.0 cash plus an amount for inventory and other working capital. Atlantic Energy owns and operates a 20 million gallon marine import and transshipment facility located in the port of Chesapeake, Virginia. The Company expects to record an after-tax gain of approximately $16.0 which will be reflected in results for the quarter ending September 30, 2010.

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

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2010 (“2010 three-month period”) with the three months ended June 30, 2009 (“2009 three-month period”) and the nine months ended June 30, 2010 (“2010 nine-month period”) with the nine months ended June 30, 2009 (“2009 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 5 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.
We recorded net income attributable to UGI Corporation of $3.4 million for the 2010 three-month period compared to a net loss attributable to UGI Corporation of $3.6 million in the prior-year three-month period which included a $10.0 million after-tax charge related to the Antargaz Competition Authority Matter. Excluding the effects of the $10.0 million after-tax charge in the prior-year period, 2010 three-month period results were lower than the prior year principally reflecting lower International Propane results partially offset by higher Gas Utility results. Our 2010 three-month period results reflect spring temperatures that were significantly warmer than normal and, except for our International Propane segment, were significantly warmer than the prior-year three-month period. International Propane unit margins were lower in the 2010 three-month period compared to the higher than normal margins experienced in the prior year which resulted from a precipitous decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season. International Propane retail volumes sold were higher in the 2010 three-month period principally as a result of colder spring weather. Our improved Gas Utility results in the 2010 three-month period, notwithstanding the significantly warmer spring weather, resulted in large part from the August 2009 PNG Gas and CPG Gas base rate increases and lower operating expenses.
We recorded net income attributable to UGI Corporation of $258.9 million for the 2010 nine-month period compared to net income attributable to UGI Corporation of $269.5 million in the prior-year nine-month period. Net income attributable to UGI in the 2010 nine-month period includes a $3.3 million after-tax loss associated with the discontinuance of Partnership interest rate hedges. Net income attributable to UGI Corporation in the 2009 nine-month period includes (1) an after-tax gain of $10.4 million from the Partnership’s November 2008 sale of its California LPG storage facility and (2) the previously mentioned $10.0 million after-tax charge for the Antargaz Competition Authority Matter. International Propane’s contribution to net income attributable to UGI Corporation in the 2010 nine-month period was significantly lower as the prior-year’s results benefited from unit margins at Antargaz that were significantly higher than normal following a precipitous decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season. The decline in 2010 nine-month period International Propane results was substantially offset by higher Gas Utility net income, resulting in large part from lower operating expenses and the effects of the PNG Gas and CPG Gas August 2009 base rate increase, and greater net income from Energy Services due in large part to higher total natural gas and retail power margins.

UGI CORPORATION AND SUBSIDIARIES
The U.S. dollar was slightly stronger versus the euro in the 2010 three-month period and slightly weaker versus the euro in the 2010 nine-month period as compared with the associated three and nine-month periods in the prior year. The effects on net income from these differences in currency exchange rates were not material for all periods presented due in part to the effects of gains and losses on forward currency contracts used to hedge purchases of dollar-denominated LPG.
As further described in Note 3 to the condensed consolidated financial statements, effective October 1, 2009, we adopted guidance regarding the accounting for and presentation of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting relating to noncontrolling interests in a consolidated subsidiary. Noncontrolling interests are now classified as a component of equity on the Condensed Consolidated Balance Sheets, a change from their prior classification between liabilities and stockholders’ equity. Earnings attributable to noncontrolling interests are now included in net income (loss) and deducted from or added to net income (loss) to determine net income (loss) attributable to UGI Corporation. In accordance with the new guidance, prior-year periods have been adjusted. The new guidance had no effect on basic or diluted earnings per share.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Net income (loss) attributable to UGI Corporation by business unit:	2010	2009	2010		2009
	(Millions of dollars)		(Millions of dollars)
Net income (loss) attributable to UGI Corporation:
AmeriGas Propane	$(2.9)	$(2.9)	$56.5	(a)	$71.6	(b)
International Propane	(3.5)	(8.0)	70.5		86.7
Gas Utility	2.4	1.3	83.5		71.4
Electric Utility	1.2	1.7	5.7		7.3
Energy Services	5.5	5.1	46.1		35.4
Corporate & Other	0.7	(0.8)	(3.4)		(2.9)

Net income (loss) attributable to UGI Corporation	$3.4	$(3.6)	$258.9		$269.5

(a)	Includes net loss of $3.3 million associated with discontinuance of Partnership interest rate hedges.

(b)	Includes net income of $10.4 million from sale of the Partnership’s California LPG storage facility.

UGI CORPORATION AND SUBSIDIARIES
2010 three-month period compared to the 2009 three-month period

AmeriGas Propane:			Increase
For the three months ended June 30,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$396.6	$372.7	$23.9	6.4%
Total margin (a)	$160.8	$162.4	$(1.6)	(1.0)%
Partnership EBITDA (b)	$27.2	$25.4	$1.8	7.1%
Operating income	$5.3	$4.4	$0.9	20.5%
Retail gallons sold (millions)	150.1	160.0	(9.9)	(6.2)%

Degree days — % (warmer) than normal (c)	(17.0)%	(2.8)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 17.0% warmer than normal during the 2010 three-month period compared with temperatures in the prior-year period that were 2.8% warmer than normal. Retail propane gallons sold were lower than in the prior-year period due principally to the warmer weather, the lingering effects of the economic recession and customer conservation.
Retail propane revenues increased $18.7 million during the 2010 three-month period reflecting a $38.4 million increase due to higher average retail selling prices partially offset by a $19.7 million decrease as a result of the lower retail volumes sold. Wholesale propane revenues increased $4.9 million principally reflecting higher year-over-year wholesale selling prices. Average wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 54% higher in the 2010 three-month period compared to such prices in the 2009 three-month period. The lower average wholesale prices in the prior-year period followed a precipitous decline in such prices principally during the first quarter of Fiscal 2009. Total cost of sales increased $25.5 million, to $235.8 million, principally reflecting the effects of the previously mentioned higher 2010 three-month period propane product costs.
Total margin declined $1.6 million in the 2010 three-month period primarily due to the lower retail volumes sold offset in large part by the effects of slightly higher average retail unit margins.
Notwithstanding the $1.6 million decline in total margin, Partnership EBITDA increased $1.8 million reflecting lower operating and administrative expenses during the 2010 three-month period and higher other income. The lower operating and administrative expenses principally reflects lower compensation and benefits and self-insured liability and casualty expenses partially offset by higher uncollectible accounts and vehicle fuel expense. Operating income in the 2010 three-month period increased $0.9 million reflecting the $1.8 million increase in EBITDA partially offset by slightly higher depreciation and amortization expense associated with acquisitions and plant and equipment expenditures made since the 2009 three-month period.

UGI CORPORATION AND SUBSIDIARIES

International Propane:			Increase
For the three months ended June 30,	2010	2009	(Decrease)
(Millions of euros) (a)
Revenues	€144.5	€121.0	€23.5	19.4%
Total margin (b)	€61.5	€71.6	€(10.1)	(14.1)%
Operating income	€1.3	€1.2	€0.1	8.3%
Loss before income taxes	€(4.9)	€(3.3)	€1.6	48.5%

(Millions of dollars)
Revenues	$191.8	$164.9	$26.9	16.3%
Total margin (b)	$79.9	$97.5	$(17.6)	(18.1)%
Operating income	$2.9	$0.3	$2.6	866.7%
Loss before income taxes	$(5.0)	$(6.2)	€(1.2)	(19.4)%

Antargaz retail gallons sold	49.3	48.1	1.2	2.5%
Degree days — % (warmer) than normal (c)	(9.6)%	(29.3)%	—	—

(a)	Euro amounts exclude amounts associated with the Company’s propane operation in China which amounts are not material.

(b)	Total margin represents total revenues less total cost of sales.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
Based upon heating degree-day data, temperatures in Antargaz’ service territory were approximately 9.6% warmer than normal during the 2010 three-month period compared with temperatures that were approximately 29.3% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also warmer than normal but colder than the prior year. Average LPG wholesale product prices were more than 65% higher in the 2010 three-month period compared with such prices in the prior-year period. The lower average wholesale prices in the prior-year period followed a precipitous decline in such prices principally during the first quarter of Fiscal 2009. Antargaz’ retail volumes were higher than the prior-year period due principally to the colder 2010 three-month period spring weather.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2010 three-month period, the average currency translation rate was $1.28 per euro compared to a rate of $1.37 per euro during the prior-year three-month period. The effects of the stronger dollar did not have a material impact on International Propane net income.
International Propane euro-based revenues increased €23.5 million or 19.4% principally reflecting higher Antargaz average selling prices and higher retail gallons sold. The higher average selling prices reflect the effects of the previously mentioned year-over-year increase in wholesale LPG product costs. In U.S. dollars, revenues increased $26.9 million or 16.3% principally reflecting the higher base currency revenues partially offset by the effects of the stronger U.S. dollar. International Propane’s euro-based total cost of sales increased to €83.0 million in the 2010 three-month period from €49.4 million in the prior year, an increase of 68.0%, principally reflecting the higher per-unit LPG commodity costs. On a U.S. dollar basis, cost of sales increased to $111.9 million from $67.4 million in the prior-year period, an increase of 66.0%, principally reflecting the higher euro base-currency per unit commodity costs partially offset by the effects of the stronger U.S. dollar.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro-denominated total margin decreased €10.1 million or 14.1% in the 2010 three-month period principally reflecting lower average Antargaz retail unit margins. Flaga’s total margin was lower than the prior year also reflecting lower average unit margins. Euro-denominated retail unit margins were lower in the 2010 three-month period as prior-year unit margins were higher than normal due to the previously mentioned rapid and sharp decline in LPG commodity costs that occurred entering the Fiscal 2009 winter heating season. In U.S. dollars, total margin decreased $17.6 million or 18.1% principally reflecting the lower euro-denominated total margin.
Notwithstanding the €10.1 million decrease in total margin, International Propane euro base-currency operating income increased €0.1 million. The prior-year three month period includes a €7.1 million charge associated with the Antargaz Competition Authority Matter while the 2010 three-month period reflects lower operating and administrative costs at Antargaz and Flaga. On a U.S. dollar basis, operating income increased $2.6 million, notwithstanding the $17.6 million decline in U.S. dollar denominated total margin, reflecting the absence of the $10.0 million charge for the Antargaz Competition Authority Matter recorded in the prior year and lower U.S. dollar-denominated operating and administrative expenses. Euro base-currency loss before income taxes was €1.6 million higher than in the prior-year period reflecting a €1.6 million loss from equity investees principally resulting from additional accruals in the 2010 three-month period relating to the shut down of an underground storage facility. In U.S. dollars, loss before income taxes decreased $1.2 million principally reflecting the previously mentioned higher U.S. dollar-denominated operating income partially offset by the storage facility shut-down accrual.

Gas Utility:			Increase
For the three months ended June 30,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$149.1	$176.9	$(27.8)	(15.7)%
Total margin (a)	$66.1	$67.1	$(1.0)	(1.5)%
Operating income	$13.8	$12.9	$0.9	7.0%
Income before income taxes	$3.8	$2.6	$1.2	46.2%
System throughput — billions of cubic feet (“bcf”)	28.0	25.8	2.2	8.5%
Degree days — % (warmer) than normal (b)	(26.4)%	(6.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory based upon heating degree days were 26.4% warmer than normal in the 2010 three-month period compared with temperatures that were 6.5% warmer than normal in the prior-year period. Total distribution system throughput increased 2.2 bcf in the 2010 three-month period principally due to greater delivery service volumes including certain low margin interruptible delivery service volumes. The increase in delivery service volumes was partially offset by a decline in volumes sold and transported to Gas Utility’s core-market customers resulting in large part from the warmer spring weather. Gas Utility’s core-market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility revenues decreased $27.8 million during the 2010 three-month period principally reflecting a decline in revenues from retail core-market customers partially offset by a $6.1 million increase in low-margin off-system sales. The decrease in retail core-market revenues principally resulted from lower retail core-market volumes sold and lower average purchased gas cost (“PGC”) rates partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $83.0 million in the 2010 three-month period compared with $109.8 million in the prior-year period principally reflecting the lower average PGC rates and, to a much lesser extent, the lower retail core-market sales.
Notwithstanding the PNG Gas and CPG Gas base rate increases, Gas Utility total margin decreased $1.0 million in the 2010 three-month period. The decrease reflects the impact of the previously mentioned decline in retail core-market volumes.
Gas Utility operating income during the 2010 three-month period increased $0.9 million principally reflecting lower operating and administrative costs partially offset by the previously mentioned decrease in total margin. The 2010 three-month period operating and administrative costs include, among other things, lower customer accounts-related expenses and lower costs associated with environmental matters. The $1.2 million increase in income before income taxes reflects the previously mentioned higher operating income and slightly lower interest expense on lower bank loan borrowings.

Electric Utility:			Increase
For the three months ended June 30,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$25.3	$30.8	$(5.5)	(17.9)%
Total margin (a)	$8.1	$9.4	$(1.3)	(13.8)%
Operating income	$2.6	$3.3	$(0.7)	(21.2)%
Income before income taxes	$2.2	$2.8	$(0.6)	(21.4)%
Distribution sales — millions of kilowatt hours (“gwh”)	218.6	209.8	8.8	4.2%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million and $1.7 million during the three-month periods ended June 30, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

UGI CORPORATION AND SUBSIDIARIES
Electric Utility’s kilowatt-hour sales in the 2010 three-month period were 4.2% higher than in the prior year. The increase in sales reflects the effects of warmer late spring and early summer 2010 three-month period weather on air-conditioning-related sales volumes. Electric Utility revenues decreased $5.5 million principally as a result of lower default service (“DS”) rates which became effective January 1, 2010. Electric Utility decreased its DS rates effective January 1, 2010 pursuant to a January 22, 2009 settlement of its DS rate filing with the PUC. This reduced average costs to a residential general and residential heating customer by nearly 10% and 4%, respectively, over such costs in Fiscal 2009 and also reduced rates to commercial and industrial customers. Under DS rates, Electric Utility is no longer subject to electricity price and congestion cost risk as it is permitted to pass these costs through to its customers using a reconcilable cost recovery mechanism. Differences between actual costs and amounts recovered in DS rates are deferred for future recovery from or refund to customers. Beginning January 1, 2010, Electric Utility can no longer recover revenues in excess of actual costs of electricity as was possible under previous Provider of Last Resort (“POLR”) rates in effect prior to January 1, 2010. Electric Utility cost of sales declined to $15.8 million in the 2010 three-month period compared to $19.7 million in the 2009 three-month period principally reflecting lower purchased power costs.
Electric Utility total margin declined $1.3 million in the 2010 three-month period reflecting the reduction in margin resulting from implementation of lower DS rates effective January 1, 2010.
Electric Utility operating income and income before income taxes in the 2010 three-month period were $0.7 million and $0.6 million lower, respectively, reflecting the previously mentioned lower total margin partially offset by slightly lower operating and administrative costs.

Energy Services:
For the three months ended June 30,	2010	2009	Decrease
(Millions of dollars)
Revenues	$198.6	$223.4	$(24.8)	(11.1)%
Total margin (a)	$21.3	$23.0	$(1.7)	(7.4)%
Operating income	$6.9	$8.6	$(1.7)	(19.8)%
Income before income taxes	$6.9	$8.6	$(1.7)	(19.8)%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues decreased $24.8 million in the 2010 three-month period principally reflecting lower revenues from natural gas marketing and electric generation due to lower 2010 three-month period average unit sales prices and volumes sold partially offset by the effects of higher retail power sales.
Total margin from Energy Services decreased $1.7 million principally reflecting lower electric generation and natural gas marketing total margin. The decrease in electric generation total margin principally reflects lower volumes sold due to electric generation plant outages and lower spot and fixed prices for electricity. These decreases were partially offset by higher total retail power margin, and to a lesser extent, higher margin from asset management activities. The decreases in Energy Services’ operating income and income before income taxes principally reflect the previously mentioned decrease in total margin.

UGI CORPORATION AND SUBSIDIARIES
Consolidated Effective Tax Rate
During the 2010 three-month period, the Company’s Fiscal 2010 estimated annual effective tax rate was slightly reduced primarily to reflect the benefit of tax credits related to a recently completed solar energy project. Because pre-tax income is relatively low in the third fiscal quarter, and because the effects of the change in the estimated annual income tax rate on prior quarters’ pre-tax income is reflected in the 2010 three-month period, the 2010 three-month period effective income tax rate is not meaningful.
2010 nine-month period compared to the 2009 nine-month period

AmeriGas Propane:			Increase
For the nine months ended June 30,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$1,939.3	$1,923.1	$16.2	0.8%
Total margin (a)	$774.2	$793.3	$(19.1)	(2.4)%
Partnership EBITDA (b)	$323.7	$376.7	$(53.0)	(14.1)%
Operating income	$261.2	$317.2	$(56.0)	(17.7)%
Retail gallons sold (millions)	746.7	781.1	(34.4)	(4.4)%

Degree days — % (warmer) than normal (c)	(1.5)%	(2.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 5 to condensed consolidated financial statements). Partnership EBITDA (and operating income) in the 2010 nine-month period include a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges. Partnership EBITDA (and operating income) in the 2009 nine-month period includes a pre-tax gain of $39.9 million associated with the sale of the Partnership’s California LPG storage facility.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska. Prior-year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, average temperatures in our service territories were 1.5% warmer than normal during the 2010 nine-month period compared with temperatures in the prior-year period that were 2.5% warmer than normal. Notwithstanding the slightly colder 2010 nine-month period weather, retail gallons sold were lower than in the prior-year period reflecting, among other things, the lingering effects of the economic recession and customer conservation.

UGI CORPORATION AND SUBSIDIARIES
Retail propane revenues declined $13.3 million during the 2010 nine-month period reflecting a $74.6 million decrease due to the lower retail volumes sold partially offset by a $61.3 million increase as a result of higher average retail sales prices. Wholesale propane revenues increased $37.5 million principally reflecting higher year-over-year wholesale selling prices and, to a lesser extent, higher wholesale volumes sold. Average wholesale propane prices at Mont Belvieu, Texas, were approximately 57% higher during the 2010 nine-month period compared with such average wholesale propane prices during the 2009 nine-month period. The lower average wholesale propane prices in the prior-year nine-month period principally resulted from a precipitous decline in such prices that occurred during the first quarter of Fiscal 2009. Other non-propane revenues were $8.0 million lower in the 2010 nine-month period due in large part to lower installation and other services revenue. Total cost of sales increased $35.3 million, to $1,165.1 million, principally reflecting the higher 2010 wholesale propane product costs and the higher wholesale volumes sold partially offset by the impact on cost of sales of the lower retail volumes sold.
Total margin was $19.1 million lower in the 2010 nine-month period primarily due to the lower retail volumes sold partially offset by slightly higher average retail unit margins.
The $53.0 million decrease in Partnership EBITDA during the 2010 nine-month period reflects (1) the absence of a $39.9 million pre-tax gain recorded in the prior-year nine-month period associated with the November 2008 sale of the Partnership’s California LPG storage facility; (2) the previously mentioned $19.1 million decline in 2010 nine-month period total margin; and (3) the $12.2 million loss from the discontinuance of interest rate hedges. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that it would not issue a previously anticipated $150 million of long-term debt during the summer of 2010. As a result, the Partnership discontinued cash flow hedge accounting treatment for interest rate protection agreements associated with this previously anticipated debt issuance and recorded a $12.2 million loss which is reflected in other (income) expense, net on the Condensed Consolidated Statements of Income for the nine months ended June 30, 2010. These previously mentioned declines in EBITDA were partially offset by a $14.3 million decrease in operating and administrative expenses largely due to lower self-insured liability and casualty expenses and lower compensation and benefits expense.
Operating income in the 2010 nine-month period decreased $56.0 million reflecting the previously mentioned $53.0 million decrease in EBITDA and slightly higher depreciation and amortization expense on fixed assets acquired during the past year. Partnership interest expense was $3.5 million lower in the 2010 nine-month period reflecting lower interest expense on lower long-term debt outstanding.

UGI CORPORATION AND SUBSIDIARIES

International Propane:			Increase
For the nine months ended June 30,	2010	2009	(Decrease)
(Millions of euros) (a)
Revenues	€631.7	€590.7	€41.0	6.9%
Total margin (b)	€289.5	€331.6	€(42.1)	(12.7)%
Operating income	€89.4	€117.6	€(28.2)	(24.0)%
Income before income taxes	€74.1	€102.7	€(28.6)	(27.8)%

(Millions of dollars)
Revenues	$885.1	$780.6	$104.5	13.4%
Total margin (b)	$403.9	$438.3	$(34.4)	(7.8)%
Operating income	$127.6	$154.1	$(26.5)	(17.2)%
Income before income taxes	$106.3	$133.6	$(27.3)	(20.4)%

Antargaz retail gallons sold	237.9	247.4	(9.5)	(3.8)%
Degree days — % (warmer) than normal (c)	(0.1)%	(1.0)%	—	—

(a)	Euro amounts exclude amounts associated with the Company’s propane operation in China which amounts are not material.

(b)	Total margin represents total revenues less total cost of sales.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at more than 30 locations in our French service territory.
International Propane operating results in the 2010 nine-month period reflect the consolidation of Zentraleuropa LPG Holdings GmbH (“ZLH”) for the full nine-month period. In the 2009 nine-month period, ZLH was consolidated only for the period subsequent to Flaga’s acquisition in January 2009 of the 50% interest in ZLH it did not already own.
Based upon heating degree day data, temperatures in Antargaz’ service territory were essentially normal during the 2010 nine-month period compared with temperatures that were slightly warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were slightly colder than the prior year. Average LPG wholesale product prices were higher in the 2010 nine-month period compared with such prices in the prior-year period. The average wholesale commodity price for propane in northwest Europe during the 2010 nine-month period was approximately 54% higher than such price during the same period last year, and average wholesale butane prices were approximately 60% higher. The lower average LPG wholesale prices in the prior-year period reflect a precipitous decline in propane and butane wholesale prices principally during the first quarter of Fiscal 2009. Antargaz’ 2010 nine-month period retail propane volumes were lower than in the prior-year period principally as a result of reduced demand for crop drying earlier in the period, due to an exceptionally dry 2009 summer, the effects of customer conservation and the lingering effects of the economic recession in France.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2010 nine-month period, the average currency translation rate was $1.38 per euro compared to a rate of $1.33 per euro during the prior-year nine-month period. The difference in exchange rates did not have a material impact on International Propane net income.
International Propane euro-based revenues increased €41.0 million or 6.9%. The higher 2010 nine-month period revenues resulted from the full-period consolidation of ZLH and higher revenues reflecting higher wholesale LPG product costs partially offset by the lower retail volume sales. In U.S. dollars, revenues increased $104.5 million or 13.4% principally reflecting the effects of the weaker U.S. dollar on euro base-currency revenues. International Propane’s total cost of sales increased to €342.2 million in the 2010 nine-month period from €259.1 million in the prior year, an increase of 32.1%, reflecting the higher per-unit LPG commodity costs and the consolidation of ZLH. On a U.S. dollar basis, cost of sales increased to $481.2 million from $342.3 million in the prior-year period, an increase of 40.6%, principally reflecting the higher euro base-currency cost of sales and the effects of the weaker U.S. dollar.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro-denominated total margin decreased €42.1 million or 12.7% in the 2010 nine-month period principally reflecting lower average Antargaz retail unit margins and the lower Antargaz retail gallons sold partially offset by incremental total margin from the full-period consolidation of ZLH. Antargaz’ euro-denominated retail unit margins were lower in the 2010 nine-month period compared with the prior-year period as the prior-year unit margins were higher than normal due to the rapid and sharp decline in LPG commodity costs that occurred as Antargaz entered the Fiscal 2009 winter heating season. In U.S. dollars, total margin decreased $34.4 million or 7.8% reflecting the lower euro-denominated total margin partially offset by the effects of the weaker dollar on translated euro base-currency revenues and cost of sales.
International Propane euro base-currency operating income decreased €28.2 million or 24.0% principally reflecting the previously mentioned decrease in International Propane total margin offset by the absence of a €7.1 million charge associated with the Antargaz Competition Authority matter recorded in the prior-year period and lower current-year operating and administrative expenses. International Propane euro base-currency operating and administrative expenses declined in the current year as lower Antargaz employee compensation and benefits expense, lower vehicle expense and a decrease in the French business tax were partially offset by higher Flaga operating and administrative expenses and greater depreciation expense resulting from the full-period consolidation of ZLH. On a U.S. dollar basis, operating income decreased $26.5 million or 17.2% reflecting the previously mentioned decrease in U.S. dollar-denominated total margin partially offset by the absence of the $10.0 million charge for the Antargaz Competition Authority Matter recorded in the prior-year period. Euro base-currency income before income taxes was €28.6 million or 27.8% lower than in the prior-year period principally reflecting the decline in operating income and a €0.8 million increase in loss from Antargaz and Flaga equity investees. In U.S. dollars, income before income taxes decreased $27.3 million or 20.4%.

Gas Utility:			Increase
For the nine months ended June 30,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$922.3	$1,130.1	$(207.8)	(18.4)%
Total margin (a)	$338.1	$334.4	$3.7	1.1%
Operating income	$168.6	$149.8	$18.8	12.6%
Income before income taxes	$138.1	$118.1	$20.0	16.9%
System throughput — billions of cubic feet (“bcf”)	124.9	126.4	(1.5)	(1.2)%
Degree days — % (warmer) colder than normal (b)	(4.5)%	3.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1990-2004 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES
Temperatures in the Gas Utility service territory based upon heating degree days were 4.5% warmer than normal in the 2010 nine-month period compared with temperatures that were 3.9% colder than normal in the prior-year period. Total distribution system throughput decreased 1.5 bcf in the 2010 nine-month period principally reflecting the effects of the warmer weather on core-market customers, the lingering effects of the economic recession and customer conservation partially offset by an increase in delivery service volumes, principally low margin interruptible volumes.
Gas Utility revenues decreased $207.8 million during the 2010 nine-month period principally reflecting a decline in revenues from retail core-market customers. The decrease in retail core-market revenues principally resulted from the lower retail core-market volumes and lower average PGC rates partially offset by the effects of the PNG Gas and CPG Gas base operating revenue increases that became effective August 28, 2009. Gas Utility’s cost of gas was $584.2 million in the 2010 nine-month period compared with $795.7 million in the prior-year period principally reflecting the lower retail core-market sales and the lower average PGC rates.
Notwithstanding the decrease in distribution system volumes, Gas Utility total margin increased $3.7 million in the 2010 nine-month period. The increase is principally the result of the PNG Gas and CPG Gas base operating revenue increases partially offset by the effect on total margin from the lower core-market volumes.
Gas Utility operating income during the 2010 nine-month period increased $18.8 million principally reflecting lower operating and administrative costs and the previously mentioned increase in total margin. The 2010 nine-month period operating and administrative costs include, among other things, lower charges associated with environmental matters, lower provisions for uncollectible accounts and lower UGI corporate allocated expenses. These decreases in operating and administrative expenses were partially offset by higher 2010 nine-month period pension expense. The increase in income before income taxes reflects the previously mentioned higher operating income and lower interest expense due to lower average bank loan borrowings.

Electric Utility:
For the nine months ended June 30,	2010	2009	Decrease
(Millions of dollars)
Revenues	$90.9	$104.8	$(13.9)	(13.3)%
Total margin (a)	$27.9	$32.0	$(4.1)	(12.8)%
Operating income	$11.1	$13.8	$(2.7)	(19.6)%
Income before income taxes	$9.8	$12.5	$(2.7)	(21.6)%
Distribution sales — millions of kilowatt hours (“gwh”)	723.8	735.8	(12.0)	(1.6)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $5.0 million and $5.7 million during the nine-month periods ended June 30, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

UGI CORPORATION AND SUBSIDIARIES
Temperatures based upon heating degree days were approximately 5.9% warmer than in the prior-year period. Electric Utility’s kilowatt-hour sales in the 2010 nine-month period were 1.6% lower than in the prior year. The decline in sales principally reflects the effects of the warmer 2010 nine-month period weather on heating-related sales volumes and the lingering effects of the economic recession. These decreases were partially offset by higher air-conditioning sales on warmer late spring and early 2010 summer weather. Electric Utility revenues decreased $13.9 million principally as a result of the previously mentioned lower DS rates effective January 1, 2010 and the lower sales. Electric Utility cost of sales declined to $58.0 million in the 2010 nine-month period compared to $67.1 million in the 2009 nine-month period principally reflecting lower purchased power costs and the effects of the lower sales.
Electric Utility total margin declined $4.1 million in the 2010 nine-month period reflecting the reduction in margin resulting from the implementation of lower DS rates effective January 1, 2010 and, to a much lesser extent, the effects of the lower 2010 nine-month period sales.
Electric Utility operating income and income before income taxes in the 2010 nine-month period were both $2.7 million lower reflecting the lower total margin partially offset by lower operating and administrative expenses.

Energy Services:			Increase
For the nine months ended June 30,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$949.5	$1,007.1	$(57.6)	(5.7)%
Total margin (a)	$118.6	$104.8	$13.8	13.2%
Operating income	$75.4	$60.0	$15.4	25.7%
Income before income taxes	$75.4	$60.0	$15.4	25.7%

(a)	Total margin represents total revenues less total cost of sales.
Energy Services total revenues decreased $57.6 million in the 2010 nine-month period due to lower average natural gas marketing and electric generation sales prices partially offset by the effects of (1) higher retail power sales; (2) higher average propane sales prices and higher propane volumes sold; and (3) a 2.8% increase in natural gas marketing volumes sold.
Total margin from Energy Services increased $13.8 million principally reflecting (1) higher natural gas unit margins and, to a lesser extent, the higher natural gas volumes sold and (2) higher total retail power margin on higher volumes sold and greater average unit margins. The increases in natural gas marketing and retail power total margin includes the impact of marketing initiatives focused on the small commercial customer segment. These increases in margin were partially offset by a decrease in margin from asset management activities and lower electric generation total margin from lower average unit margins. The increases in Energy Services’ operating income and income before income taxes largely reflects the previously mentioned increase in total margin and lower operating and administrative costs including, among other things, lower asset management fees paid and lower electric generation operating and maintenance costs.

UGI CORPORATION AND SUBSIDIARIES
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
Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts restricted from withdrawal, totaled $241.8 million at June 30, 2010 compared with $280.1 million at September 30, 2009. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2010 and September 30, 2009, UGI had $118.6 million and $102.7 million, respectively, of cash and cash equivalents.
The Company’s debt outstanding at June 30, 2010 totaled $2,064.9 million (including current maturities of long-term debt of $572.9 million) compared to $2,296.2 million of debt outstanding (including current maturities of long-term debt of $94.5 million) at September 30, 2009. Total debt outstanding at June 30, 2010 consists of (1) $884.1 million of Partnership debt; (2) $527.4 million (€431.3 million) of International Propane debt; (3) $640 million of UGI Utilities’ debt; and (4) $13.4 million of other debt. Long-term debt maturing in the next twelve months classified as current at June 30, 2010 principally comprises (1) $464.7 million (€380 million) associated with Antargaz’ Senior Facilities Term loan due March 2011; (2) $80 million of AmeriGas OLP First Mortgage Notes due July 2010; (3) $14.7 million of AmeriGas Partners Senior Notes due May 2011; and (4) $9.0 million (€7.4 million) of Flaga term loans.
AmeriGas Partners’ total debt at June 30, 2010 includes $779.7 million of AmeriGas Partners’ Senior Notes, $80 million of AmeriGas OLP First Mortgage Notes and $9.4 million of other long-term debt. AmeriGas Partners’ total debt at June 30, 2010 also includes $15 million of AmeriGas OLP bank loan borrowings.
International Propane’s total debt at June 30, 2010 includes $464.7 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $39.9 million (€32.6 million) outstanding under Flaga’s two term loans. Total International Propane debt outstanding at June 30, 2010 also includes combined borrowings of $20.2 million (€16.5 million) outstanding under Flaga’s working capital facilities and $2.6 million (€2.2 million) of other long-term debt.
UGI Utilities’ total debt at June 30, 2010 includes long-term debt comprising $383 million of Senior Notes and $257 million of Medium-Term Notes. At June 30, 2010, there were no amounts outstanding under UGI Utilities’ Revolving Credit Agreement.
As previously mentioned, as a result of the adoption of new accounting guidance, noncontrolling interests in our consolidated subsidiaries, principally AmeriGas Partners, are now reflected in equity on our consolidated balance sheets. The new classification of noncontrolling interests in equity had the effect of decreasing the Company’ ratio of debt to total equity for all periods presented.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Partners. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 AmeriGas Supplemental Credit Agreement”) with three major banks. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 AmeriGas Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes. The 2009 AmeriGas Supplemental Credit Agreement was amended on July 1, 2010 to, among other things, extend the termination date to June 30, 2011.
At June 30, 2010, there were $15 million of borrowings outstanding under the Credit Agreement and no amounts outstanding under the 2009 AmeriGas Supplemental Credit Agreement. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $35.7 million at June 30, 2010. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the AmeriGas OLP credit agreements during the nine months ended June 30, 2010 were $26.6 million and $126 million, respectively. The average daily and peak bank loan borrowings outstanding under AmeriGas OLP credit agreements during the nine months ended June 30, 2009 were $58.3 million and $184.5 million, respectively. The higher average and peak bank loan borrowings in the 2009 nine-month period principally resulted from the need to fund counterparty cash collateral obligations associated with derivative financial instruments used by the Partnership to manage market price risk associated with fixed sales price commitments to customers. These collateral obligations resulted from the precipitous decline in propane commodity prices that occurred early in Fiscal 2009. At June 30, 2010, AmeriGas OLP’s available borrowing capacity under the credit agreements was $224.3 million.
Based on existing cash balances, cash expected to be generated from operations and borrowings available under AmeriGas OLP’s credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2010. In July 2010, The Partnership repaid $80 million of maturing AmeriGas OLP First Mortgage Notes from borrowings under its Revolving Credit Agreement.
International Propane. Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at June 30, 2010, September 30, 2009 or June 30, 2009. The €380 million variable-rate term loan matures on March 31, 2011. Antargaz intends to refinance this maturing debt, subject to market conditions, on a long-term basis by March 2011. Antargaz has entered into forward-starting interest rate swaps to hedge the underlying euribor rate of interest relating to 4 1/2 years of quarterly interest payments on €300 million notional amount of long-term debt commencing March 31, 2011 associated with the anticipated refinancing.

UGI CORPORATION AND SUBSIDIARIES
Flaga has two working capital facilities totaling €24 million. Flaga has a multi-currency working capital facility that provides for borrowings and issuances of guarantees totaling €16 million of which €8.6 million ($10.5 million) was outstanding at June 30, 2010. Flaga also has an €8 million euro-denominated working capital facility of which €8.0 million ($9.8 million) was outstanding at June 30, 2010. Issued and outstanding guarantees, which reduce available borrowings under the working capital facilities, totaled €5.0 million ($6.1 million) at June 30, 2010. Amounts outstanding under the working capital facilities are classified as bank loans. During the 2010 nine-month period, average and peak bank loan borrowings totaled €11.7 million and €16.5 million, respectively. During the 2009 nine-month period, average and peak bank loan borrowings totaled €15.1 million and €20.2 million, respectively.
UGI Utilities. UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement which expires in August 2011. At June 30, 2010, there were no borrowings under its Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement are classified as bank loans on the Condensed Consolidated Balance Sheets. During the 2010 and 2009 nine-month periods, average daily bank loan borrowings were $93.1 million and $200.9 million, respectively, and peak bank loan borrowings totaled $203 million and $312 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January. During the prior-year nine-month period ended June 30, 2009, average daily and peak bank loan borrowings were higher than the current year due in large part to higher margin deposits associated with natural gas futures accounts as a result of declines in wholesale natural gas prices.
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
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. This two-step transaction is accounted for as a sale of receivables following GAAP for accounting for transfers and servicing of financial assets and extinguishments of liabilities. Energy Services continues to service, administer and collect trade receivables on behalf of the commercial paper issuer and ESFC. During the nine months ended June 30, 2010 and 2009, Energy Services sold trade receivables totaling $933.3 million and $1,029.5 million, respectively, to ESFC. During the nine months ended June 30, 2010 and 2009, ESFC sold an aggregate $233.6 million and $508.9 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2010, the outstanding balance of ESFC receivables was $61.8 million and there was no amount sold to the commercial paper conduit. At June 30, 2009, the outstanding balance of ESFC receivables was $24.1 million which is net of $44.4 million that was sold to the commercial paper conduit and removed from the balance sheet. During the prior-year nine-month period, sales of receivables by ESFC to the commercial paper conduit were higher than the current-year period due in large part to the need to fund greater levels of margin deposits in natural gas futures accounts resulting from a decline in wholesale natural gas prices.

UGI CORPORATION AND SUBSIDIARIES
Dividends and Distributions. On April 27, 2010, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.25 per common share or $1.00 per common share on an annual basis. This dividend reflects a 25% increase from the previous quarterly dividend rate of $0.20. The new quarterly dividend rate was effective with the dividend payable on July 1, 2010 to shareholders of record on June 15, 2010. On April 26, 2010, the General Partner’s Board of Directors approved a quarterly distribution of $0.705 per Common Unit equal to an annual rate of $2.82 per Common Unit. This distribution reflects an approximate 5% increase from the previous quarterly rate of $0.67 per Common Unit. The new quarterly rate was effective with the distribution payable on May 18, 2010 to unitholders of record on May 10, 2010. On July 27, 2010, UGI’s Board of Directors approved a quarterly dividend of $0.25 per common share payable October 1, 2010 to shareholders of record on September 15, 2010. On July 26, 2010, the General Partner’s Board of Directors approved a quarterly distribution of $0.705 per Common Unit payable August 18, 2010 to unitholders of record on August 10, 2010.
Income Taxes — Change in Tax Accounting for Utility Repairs and Maintenance Expenses. The Company received Internal Revenue Service (“IRS”) consent to change its tax method of accounting for capitalizing certain repairs and maintenance costs associated with its Gas Utility and Electric Utility assets beginning with the tax year ended September 30, 2009. The filing of the Company’s Fiscal 2009 tax returns using the new tax method resulted in federal and state income tax benefits totaling approximately $30.2 million which has been, or will be, used to offset Fiscal 2010 federal and state income tax liabilities. The filing of UGI Utilities’ Fiscal 2009 stand alone Pennsylvania income tax return also produced an approximate $43.4 million state net operating loss (“NOL”) carryforward, resulting in a net deferred tax benefit of approximately $2.8 million.
Under current Pennsylvania state income tax law, the NOL stated above can be carried forward by UGI Utilities for 20 years and used to reduce future Pennsylvania taxable income. Because the Company believes that it is more likely than not that it will fully utilize this state NOL prior to its expiration, no valuation allowance has been recorded. The change in tax method did not affect the Company’s net income (loss) for any periods presented. For further information, See Note 2 to condensed consolidated financial statements.
Subsequent Event — Sale of Atlantic Energy. On July 30, 2010, Energy Services sold all of its interest in its second-tier, wholly owned subsidiary Atlantic Energy, Inc. (“Atlantic Energy”) to DCP Midstream Partners, L.P. for $49.0 million cash plus an amount for inventory and other working capital. Atlantic Energy owns and operates a 20 million gallon marine import and transshipment facility located in the port of Chesapeake, Virginia. The Company expects to record an after-tax gain of approximately $16.0 million which will be reflected in results for the quarter ending September 30, 2010.

UGI CORPORATION AND SUBSIDIARIES
Cash Flows
Due to the seasonal nature of the Company’s businesses, cash flows from operating activities are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the fourth and first fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. Cash flow from operating activities in the prior-year nine-month period was higher than normal due to the effects on the Partnership’s and Antargaz’ cash flow from changes in operating working capital resulting from last year’s precipitous decline in propane product costs.
Operating Activities. Cash flow provided by operating activities was $516.7 million in the 2010 nine-month period compared to $593.3 million in the 2009 nine-month period. Cash flow from operating activities before changes in operating working capital was $656.6 million in the 2010 nine-month period compared to the prior-year’s $527.1 million of cash flow from operating activities before changes in operating working capital. The increase in cash flow before changes in operating working capital primarily reflects greater noncash charges for deferred income taxes and greater cash flow associated with settled commodity derivative contracts. Cash required to fund changes in operating working capital totaled $139.9 million in the 2010 nine-month period compared to $66.2 million of net cash provided by changes in operating working capital in the prior-year nine-month period. The higher prior-year nine-month period cash flows from changes in operating working capital reflects, among other things, the beneficial impact from changes in the Partnership’s and Antargaz’ accounts receivable and inventories, due to the previously mentioned significant decline in LPG product costs in Fiscal 2009, and greater prior-year period proceeds from sales of receivables under Energy Services securitization facility to fund greater natural gas futures account deposits.
Investing Activities. Cash flow used in investing activities was $284.8 million in the 2010 nine-month period compared with $485.0 million of cash used in the prior-year period. The significantly higher cash used in investing activities in the prior year principally reflects the net cash used for the acquisition by UGI Utilities of CPG Gas. Cash flows from investing activities in the prior year also includes net proceeds of $42.4 million from the sale of the Partnership’s California LPG storage facility. Cash used by investing activities in the 2010 nine-month period includes $13.6 million of cash invested in a limited partnership that focuses on the alternative energy sector.
Financing Activities. Cash flow used by financing activities was $251.8 million in the 2010 nine-month period compared with $113.6 million in the prior-year period. Net bank loan repayments totaled $123.3 million in the 2010 nine-month period which comprises a $154 million decrease in bank loans at UGI Utilities offset in part by $15 million of bank loan borrowings at AmeriGas OLP and $15.7 million of bank loan borrowings at Flaga. Cash flow from financing activities in the 2009 nine-month period principally reflects the issuance of $108 million of UGI Utilities Senior Notes to fund a portion of the October 1, 2008 acquisition of CPG Gas and increases in UGI Utilities bank loans principally to fund a portion of the acquisition of CPG Gas and natural gas brokerage accounts margin deposits. The prior-year nine-month period cash flows used by financing activities also reflects the March 2009 scheduled repayment of $70 million of AmeriGas OLP First Mortgage Notes.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz has used over-the-counter derivative commodity instruments and may from time-to-time enter into other derivative contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its LPG purchases. Over-the-counter derivative commodity instruments utilized to hedge forecasted purchases of propane are generally settled at expiration of the contract.
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
Beginning January 1, 2010, Electric Utility’s default service tariffs contain clauses which permit recovery of all prudently incurred power costs through the application of DS rates. The clauses provide for periodic adjustments to DS rates for differences between the total amount of power costs collected from customers and recoverable power costs incurred. Because of this ratemaking mechanism, beginning January 1, 2010 there is limited power cost risk, including the cost of financial transmission rights (“FTRs”), associated with our Electric Utility operations. Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, through purchases at monthly PJM auctions. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at June 30, 2010 were not material.
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
The fair value of unsettled commodity price risk sensitive derivative instruments held at June 30, 2010 (excluding Gas Utility’s and Electric Utility’s commodity derivative instruments) was a liability of $39.7 million. A hypothetical 10% adverse change in (1) the market price of LPG and gasoline; (2) the market price of natural gas; and (3) the market price of electricity and electricity transmission congestion charges would result in a decrease in fair value of $37.3 million at June 30, 2010. Gas Utility’s exchange-traded natural gas futures and option contracts (comprising losses of $0.6 million at June 30, 2010), and Electric Utility’s FTRs (comprising gains of $0.3 million at June 30, 2010), are excluded from the amounts above because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

UGI CORPORATION AND SUBSIDIARIES
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes borrowings under AmeriGas OLP’s credit agreements, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through its March 2011 maturity date and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loans through their scheduled maturity dates through the use of interest rate swaps. At June 30, 2010 combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled approximately $36.9 million. Antargaz intends to refinance its variable-rate term loan maturing debt, subject to market conditions, on a long-term basis by March 2011. Antargaz has entered into forward-starting interest rate swaps to hedge the underlying euribor rate of interest relating to 4 1/2 years of quarterly interest payments on €300 million notional amount of long-term debt commencing March 31, 2011.
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
The fair value of unsettled interest rate risk sensitive derivative instruments held at June 30, 2010 was a liability of $16.4 million. A hypothetical 10% adverse change in the three-month LIBOR and the three- and nine-month Euribor would result in a decrease in fair value of $4.2 million.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign-denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses remain in accumulated other comprehensive income until such foreign operations are liquidated. At June 30, 2010, the fair value of unsettled net investment hedges was a gain of $11.0 million. With respect to our net investments in Flaga and Antargaz, a 10% decline in the value of the euro versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $56.1 million, which amount would be reflected in other comprehensive income. In addition, in order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar denominated LPG product purchases during the months of October through March through the use of forward foreign exchange contracts.

UGI CORPORATION AND SUBSIDIARIES
The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at June 30, 2010 was an asset of $16.9 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of $12.6 million.
Because substantially all of our derivative instruments qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits in brokerage accounts. At June 30, 2010, September 30, 2009 and June 30, 2009, restricted cash in brokerage accounts totaled $22.9 million, $7.0 million, and $64.8 million, respectively.
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

UGI CORPORATION AND SUBSIDIARIES
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Swiger, et al. v. UGI/AmeriGas, Inc. et al. Samuel and Brenda Swiger and their son (the “Swigers”) sustained personal injuries and property damage as a result of a fire that occurred when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. In 2003, AmeriGas OLP settled the individual personal injury and property damage claims of the Swigers. In 2004, the court granted the plaintiffs’ motion to include customers acquired from Columbia Propane Corporation in August 2001 as additional potential class members and the plaintiffs amended their complaint to name additional parties pursuant to such ruling. Subsequently, in March 2005, AmeriGas OLP filed a cross-claim against Columbia Energy Group, former owner of Columbia Propane Corporation, seeking indemnification for conduct undertaken by Columbia Propane Corporation prior to AmeriGas OLP’s acquisition. In June 2010, Columbia Energy Group filed a complaint in the Delaware Court of Chancery seeking to enjoin AmeriGas OLP from pursuing its cross-claims in the West Virginia litigation and asking the court to find that AmeriGas OLP’s cross-claims are without merit and barred. Class counsel has indicated that the class is seeking compensatory damages in excess of $12 million plus punitive damages, civil penalties and attorneys’ fees. The Circuit Court of Monongalia County has tentatively scheduled a trial for the class action for the spring of 2011.
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
Purported Class Action Lawsuits. On May 27, 2009, the General Partner was named as a defendant in a purported class action lawsuit in the Superior Court of the State of California in which plaintiffs are challenging AmeriGas OLP’s weight disclosure with regard to its portable propane grill cylinders. The complaint purports to be brought on behalf of a class of all consumers in the state of California during the four years prior to the date of the California complaint, who exchanged an empty cylinder and were provided with what is alleged to be only a partially-filled cylinder. The plaintiffs seek restitution, injunctive relief, interest, costs, attorneys’ fees and other appropriate relief.

UGI CORPORATION AND SUBSIDIARIES
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement and scheduled a final settlement fairness hearing for October 2010.
On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to these practices. We are cooperating with these California governmental investigations.

UGI CORPORATION AND SUBSIDIARIES
Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 million and asserted that UGI Utilities is responsible for approximately $103 million of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. The Northeast Companies are expected to complete additional environmental investigations at Waterbury North by the end of 2010, after which there will be a second phase of the trial to determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies previously estimated that remediation costs at Waterbury North could total $25 million.
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
We filed our written response to the Statement of Objections with the Competition Authority on October 21, 2009. The Competition Authority completed its review of Antargaz’ response and issued its Report on April 26, 2010. Antargaz filed its response to this Report on June 28, 2010. A hearing date has not been scheduled by the Competition Authority. Based on our assessment of the information contained in the Report, we believe that we have good defenses to the objections and that the reserve established by management for this matter is adequate. However, the final resolution could result in payment of an amount significantly different from the amount we have recorded. We are unable to predict the timing of the final resolution of this matter.
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

UGI CORPORATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1	UGI Corporation 2009 Deferral Plan as Amended and Restated Effective June 1, 2010.

10.2	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. Effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.1

10.3	Amendment No. 1 to Credit Agreement, dated as of July 1, 2010, among the Partnership, as Borrower, AmeriGas Propane, Inc., as Guarantor, Petrolane Incorporated, as Guarantor, Citizens Bank of Pennsylvania, as Syndication Agent, JPMorgan Chase Bank, N.A., as Documentation Agent and Wells Fargo Bank, N.A., as Administrative Agent.	AmeriGas Partners, L.P.	Form 8-K (7/1/10)	10.1

10.4	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, Inc. effective as of May 1, 2007.	UGI Utilities	Form 10-Q (6/30/10)	10.1

10.5	SST Service Agreement dated November 1, 2004 between Columbia Gas Transmission Corporation and UGI Utilities, Inc.	UGI Utilities	Form 10-Q (6/30/10)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from UGI Corporation and Subsidiaries’ Quarterly Report on Form 10-Q for the quarter and nine months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)
Date: August 6, 2010	By:	/s/ Peter Kelly
Peter Kelly
Vice President - Finance and Chief Financial Officer

Date: August 6, 2010	By:	/s/ Davinder Athwal
Davinder Athwal
Vice President - Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.1	UGI Corporation 2009 Deferral Plan as Amended and Restated Effective June 1, 2010.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from UGI Corporation and Subsidiaries’ Quarterly Report on Form 10-Q for the quarter and nine months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.