Form 10-Q
period 2010-12-31
UGI CORP /PA/
filed 2011-02-04
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2011, there were 111,111,989 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

-i-

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31,	September 30,	December 31,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$139.4	$260.7	$215.6
Restricted cash	19.4	34.8	9.6
Accounts receivable (less allowances for doubtful accounts of $37.5, $34.6 and $38.0, respectively)	906.9	467.8	764.8
Accrued utility revenues	75.3	14.0	84.4
Inventories	387.3	314.0	387.4
Deferred income taxes	41.1	32.6	44.7
Utility regulatory assets	10.6	26.1	10.3
Derivative financial instruments	23.1	11.3	47.2
Prepaid expenses and other current assets	32.0	58.8	31.9

Total current assets	1,635.1	1,220.1	1,595.9

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $1,953.8, $1,916.5 and $1,822.5, respectively)	3,109.0	3,053.2	2,915.0

Goodwill	1,564.7	1,562.7	1,567.5
Intangible assets, net	150.1	150.1	158.6
Other assets	348.9	388.2	215.7

Total assets	$6,807.8	$6,374.3	$6,452.7

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$548.3	$573.6	$94.6
Bank loans	273.6	200.4	219.5
Accounts payable	668.3	372.6	530.7
Derivative financial instruments	27.7	58.0	33.7
Other current liabilities	506.2	470.1	507.8

Total current liabilities	2,024.1	1,674.7	1,386.3

Long-term debt	1,448.4	1,432.2	2,025.2
Deferred income taxes	601.7	601.4	514.2
Deferred investment tax credits	5.2	5.3	5.6
Other noncurrent liabilities	518.6	599.1	569.0

Total liabilities	4,598.0	4,312.7	4,500.3

Commitments and contingencies (note 9)

Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 300,000,000 shares; issued — 115,434,694, 115,400,294 and 115,261,294 shares, respectively)	916.3	906.1	877.8
Retained earnings	1,052.0	966.7	880.8
Accumulated other comprehensive income (loss)	14.8	(10.1)	(27.8)
Treasury stock, at cost	(34.3)	(38.2)	(49.0)

Total UGI Corporation stockholders’ equity	1,948.8	1,824.5	1,681.8
Noncontrolling interests, principally in AmeriGas Partners	261.0	237.1	270.6

Total equity	2,209.8	2,061.6	1,952.4

Total liabilities and equity	$6,807.8	$6,374.3	$6,452.7

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended
	December 31,
	2010	2009
Revenues	$1,765.6	$1,618.8

Costs and expenses:
Cost of sales	1,162.6	1,026.8
Operating and administrative expenses	312.1	296.7
Utility taxes other than income taxes	4.4	4.5
Depreciation	49.2	47.5
Amortization	6.1	5.5
Other income, net	(21.1)	(5.4)

	1,513.3	1,375.6

Operating income	252.3	243.2
Loss from equity investees	(0.2)	—
Interest expense	(33.3)	(34.2)

Income before income taxes	218.8	209.0
Income taxes	(63.8)	(63.5)

Net income	155.0	145.5
Less: net income attributable to noncontrolling interests, principally in AmeriGas Partners	(41.9)	(47.1)

Net income attributable to UGI Corporation	$113.1	$98.4

Earnings per common share attributable to UGI stockholders:
Basic	$1.02	$0.90

Diluted	$1.01	$0.90

Average common shares outstanding (thousands):
Basic	110,894	109,077

Diluted	112,416	109,877

Dividends declared per common share	$0.25	$0.20

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155.0	$145.5
Reconcile to net cash from operating activities:
Depreciation and amortization	55.3	53.0
Deferred income taxes, net	(20.7)	(10.2)
Provision for uncollectible accounts	7.2	9.5
Net change in realized gains and losses deferred as cash flow hedges	5.4	24.9
Other, net	1.1	4.6
Net change in:
Accounts receivable and accrued utility revenues	(485.8)	(436.9)
Inventories	(66.9)	(25.2)
Utility deferred fuel costs	15.5	18.7
Accounts payable	280.3	206.8
Other current assets	6.9	1.7
Other current liabilities	10.7	24.7

Net cash (used) provided by operating activities	(36.0)	17.1

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(85.6)	(75.0)
Acquisitions of businesses, net of cash acquired	(37.8)	(4.4)
Decrease (increase) in restricted cash	15.4	(2.6)
Other	3.9	(10.5)

Net cash used by investing activities	(104.1)	(92.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(27.8)	(21.9)
Distributions on AmeriGas Partners publicly held Common Units	(22.8)	(21.7)
Repayments of debt	(3.0)	(1.9)
Increase in bank loans	74.9	56.9
Receivables Facility net repayments	(12.1)	—
Issuances of UGI Common Stock	11.6	1.7
Other	1.4	—

Net cash provided by financing activities	22.2	13.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.4)	(2.2)

Cash and cash equivalents decrease	$(121.3)	$(64.5)

Cash and cash equivalents:
End of period	$139.4	$215.6
Beginning of period	260.7	280.1

Decrease	$(121.3)	$(64.5)

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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, prior to its October 1, 2010 merger with AmeriGas OLP, AmeriGas OLP’s subsidiary, AmeriGas Eagle Propane, L.P. (together with AmeriGas OLP, the “Operating Partnership”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At December 31, 2010, the General Partner held a 1% general partner interest and 42.8% limited partner interest in AmeriGas Partners and an effective 44.4% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 24,691,209 AmeriGas Partners Common Units (“Common Units”). The remaining 56.2% interest in AmeriGas Partners comprises 32,400,450 Common Units held by the general public as limited partner interests.

Our wholly owned subsidiary UGI Enterprises, Inc. (“Enterprises”) through subsidiaries (1) conducts an LPG distribution business in France (“Antargaz”); (2) conducts an LPG distribution business in other European countries (“Flaga”); and (3) conducts an LPG distribution business in the Nantong region of China. We refer to our foreign operations collectively as “International Propane.” Enterprises, through UGI Energy Services, Inc. (“Energy Services”) and its subsidiaries, conducts an energy marketing, midstream infrastructure and energy services business primarily in the Mid-Atlantic region of the United States. In addition, Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electric generation facilities located in Pennsylvania. The businesses of Energy Services and its subsidiaries, including UGID, are referred to herein collectively as “Midstream & Marketing.” Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region through first-tier subsidiaries.

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

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2010 condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2010 (“Company’s 2010 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Restricted Cash. Restricted cash represents those cash balances in our commodity futures and option brokerage accounts which are restricted from withdrawal.

Earnings Per Common Share. Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options and common stock awards.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended
	December 31,
	2010	2009
Denominator (thousands of shares):
Average common shares outstanding for basic computation	110,894	109,077
Incremental shares issuable for stock options and awards	1,522	800

Average common shares outstanding for diluted computation	112,416	109,877

Comprehensive Income. The following table presents the components of comprehensive income for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31,
	2010	2009
Net income	$155.0	$145.5
Other comprehensive income	29.7	31.2

Comprehensive income (including noncontrolling interests)	184.7	176.7
Less: comprehensive income attributable to noncontrolling interests	(46.7)	(67.2)

Comprehensive income attributable to UGI Corporation	$138.0	$109.5

Other comprehensive income principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans, net of associated amortization; and (3) foreign currency translation adjustments.

Effective December 31, 2010, UGI Utilities merged the two defined benefit pension plans that it sponsors. In accordance with GAAP relating to accounting for retirement benefits, we were required to remeasure the merged plan’s assets and benefit obligations as of December 31, 2010 and record the funded status in the Condensed Consolidated Balance Sheet. Among other things, the remeasurement resulted in an after-tax increase in other comprehensive income of $2.2 for the three months ended December 31, 2010 (see Notes 7 and 8).

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and costs. These estimates are based on management’s knowledge of current events, historical experience and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may be different from these estimates and assumptions.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
3.	Accounting Changes
Adoption of New Accounting Standard

Transfers of Financial Assets. Effective October 1, 2010, the Company adopted new guidance regarding accounting for transfers of financial assets. Among other things, the new guidance eliminates the concept of Qualified Special Purpose Entities (“QSPEs”). It also amends previous derecognition guidance. The adoption of the new accounting guidance changed the Company’s accounting prospectively for sales of undivided interests in accounts receivable to the commercial paper conduit of a major bank under the Energy Services Receivables Facility. Effective October 1, 2010, trade receivables sold to the commercial paper conduit remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the commercial paper conduit. Prior to October 1, 2010, trade accounts receivable sold to the commercial paper conduit were removed from the balance sheet. Also effective October 1, 2010, the Company records interest expense on amounts owed to the commercial paper conduit. Prior to October 1, 2010, losses on sales of accounts receivable to the commercial paper conduit were reflected in other income, net. Additionally, effective October 1, 2010 borrowings and repayments associated with the Energy Services Receivables Facility are reflected in cash flows from financing activities. Previously such transactions were reflected in cash flows from operating activities. For further information, see Note 6.

4.	Intangible Assets
The Company’s intangible assets comprise the following:

	December 31,	September 30,	December 31,
	2010	2010	2009
Goodwill (not subject to amortization)	$1,564.7	$1,562.7	$1,567.5

Other intangible assets:
Customer relationships, noncompete agreements and other	$219.8	$215.4	$217.8
Trademark (not subject to amortization)	45.4	46.3	48.6

Gross carrying amount	265.2	261.7	266.4
Accumulated amortization	(115.1)	(111.6)	(107.8)

Net carrying amount	$150.1	$150.1	$158.6

The increases in goodwill and other intangible assets during the three months ended December 31, 2010 principally reflects the effects of acquisitions partially offset by the effects of currency translation. Amortization expense of intangible assets was $5.5 and $4.9 for the three months ended December 31, 2010 and 2009, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. Our expected aggregate amortization expense of intangible assets for the next five fiscal years is as follows: Fiscal 2011 — $20.1; Fiscal 2012 — $20.9; Fiscal 2013 — $20.7; Fiscal 2014 — $19.6; Fiscal 2015 — $14.9.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
5.	Segment Information

We have organized our business units into six reportable segments generally based upon products sold, geographic location (domestic or international) or regulatory environment. Our reportable segments are: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment comprising Flaga, our propane distribution business in China and certain International Propane nonoperating entities (“Flaga & Other”); (4) Gas Utility; (5) Electric Utility; and (6) Midstream & Marketing. We refer to both international segments collectively as “International Propane.”

The accounting policies of our reportable segments are the same as those described in Note 2, “Significant Accounting Policies” in the Company’s 2010 Annual Financial Statements and Notes. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Our definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our International Propane, Gas Utility, Electric Utility and Midstream & Marketing segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars, except per share amounts)
5.	Segment Information (continued)
Three Months Ended December 31, 2010:

				Reportable Segments
								International Propane
				AmeriGas	Gas	Electric	Midstream &		Flaga &	Corporate
	Total	Elims.		Propane	Utility	Utility	Marketing	Antargaz	Other	& Other (b)
Revenues	$1,765.6	$(40.1	)(c)	$700.2	$321.1	$28.9	$279.6	$336.0	$118.9	$21.0

Cost of sales	$1,162.6	$(39.3	)(c)	$435.3	$194.9	$18.6	$240.1	$214.6	$87.1	$11.3

Segment profit:
Operating income	$252.3	$0.1		$91.6	$75.1	$3.6	$27.5	$51.9	$2.1	$0.4
Loss from equity investees	(0.2)	—		—	—	—	—	(0.2)	—	—
Interest expense	(33.3)	—		(15.4)	(10.1)	(0.5)	(0.7)	(5.5)	(0.9)	(0.2)

Income before income taxes	$218.8	$0.1		$76.2	$65.0	$3.1	$26.8	$46.2	$1.2	$0.2

Partnership EBITDA (a)				$113.3
Noncontrolling interests’ net income	$41.9	$—		$41.5	$—	$—	$—	$0.4	$—	$—
Depreciation and amortization	$55.3	$—		$22.7	$12.2	$1.0	$1.7	$12.3	$4.9	$0.5
Capital expenditures	$85.6	$—		$21.3	$16.1	$1.5	$34.6	$9.4	$2.5	$0.2
Total assets (at period end)	$6,807.8	$(89.7)		$1,904.5	$2,061.3	$141.0	$548.5	$1,690.9	$395.2	$156.1
Bank loans (at period end)	$273.6	$—		$178.0	$74.0	$—	$—	$—	$21.6	$—
Investments in equity investees (at period end)	$0.3	$—		$—	$—	$—	$—	$—	$0.3	$—
Goodwill (at period end)	$1,564.7	$—		$690.1	$180.1	$—	$2.8	$591.0	$93.7	$7.0
Three Months Ended December 31, 2009:

				Reportable Segments
								International Propane
				AmeriGas	Gas	Electric	Midstream &		Flaga &	Corporate
	Total	Elims.		Propane	Utility	Utility	Marketing	Antargaz	Other	& Other (b)
Revenues	$1,618.8	$(39.9	)(c)	$656.6	$327.8	$34.0	$312.3	$264.1	$42.8	$21.1

Cost of sales	$1,026.8	$(38.5	)(c)	$389.6	$209.8	$21.5	$271.3	$135.2	$26.8	$11.1

Segment profit:
Operating income	$243.2	$(0.2)		$102.6	$63.7	$5.4	$27.7	$41.3	$2.6	$0.1
Loss from equity investees	—	—		—	—	—	—	—	—	—
Interest expense	(34.2)	—		(16.5)	(10.2)	(0.4)	—	(6.1)	(0.9)	(0.1)

Income before income taxes	$209.0	$(0.2)		$86.1	$53.5	$5.0	$27.7	$35.2	$1.7	$—

Partnership EBITDA (a)				$123.0
Noncontrolling interests’ net income	$47.1	$—		$46.8	$—	$—	$—	$0.3	$—	$—
Depreciation and amortization	$53.0	$(0.1)		$21.4	$12.3	$1.0	$2.1	$13.2	$2.8	$0.3
Capital expenditures	$75.0	$—		$26.7	$13.0	$0.8	$22.5	$9.4	$2.2	$0.4
Total assets (at period end)	$6,452.7	$(82.8)		$1,830.3	$2,015.4	$115.8	$429.0	$1,749.8	$256.5	$138.7
Bank loans (at period end)	$219.5	$—		$24.0	$169.2	$9.8	$—	$—	$16.5	$—
Investments in equity investees (at period end)	$2.9	$—		$—	$—	$—	$—	$—	$2.9	$—
Goodwill (at period end)	$1,567.5	$(4.0)		$670.8	$180.1	$—	$11.8	$632.8	$68.9	$7.1

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three months Ended December 31,	2010	2009
Partnership EBITDA	$113.3	$123.0
Depreciation and amortization	(22.7)	(21.4)
Noncontrolling interests (i)	1.0	1.0

Operating income	$91.6	$102.6

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting business (“HVAC/R”), net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

(c)	Principally represents the elimination of intersegment transactions principally among Midstream & Marketing, Gas Utility and AmeriGas Propane.

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

Effective October 1, 2010, the Company adopted a new accounting standard that changes the accounting for the Receivables Facility on a prospective basis (see Note 3). Effective October 1, 2010, trade receivables sold to the commercial paper conduit remain on the Company’s balance sheet; the Company reflects a liability equal to the amount advanced by the commercial paper conduit; and the Company records interest expense on amounts sold to the commercial paper conduit. Prior to October 1, 2010, trade accounts receivable sold to the commercial paper conduit were removed from the balance sheet and any losses on sales of accounts receivable were reflected in other income, net.

During the three months ended December 31, 2010 and 2009, Energy Services transferred trade receivables totaling $290.8 and $296.7, respectively, to ESFC. During the three months ended December 31, 2010 and 2009, ESFC sold an aggregate $61.5 and $120.2, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2010, the balance of ESFC receivables was $109.7 and there were no amounts sold to the commercial paper conduit. At December 31, 2009, the outstanding balance of ESFC receivables was $88.3 which is reflected net of $27.6 that was sold to the commercial paper conduit and removed from the balance sheet.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
7.	Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 to the Company’s 2010 Annual Financial Statements and Notes. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31,	September 30,	December 31,
	2010	2010	2009
Regulatory assets:
Income taxes recoverable	$83.6	$82.5	$80.5
Underfunded pension and postretirement plans	116.3	159.2	10.9
Environmental costs	22.5	22.6	25.8
Deferred fuel and power costs	18.1	36.6	10.3
Other	6.3	5.8	4.4

Total regulatory assets	$246.8	$306.7	$131.9

Regulatory liabilities:
Postretirement benefits	$10.8	$10.5	$9.5
Environmental overcollections	7.0	7.2	8.4
Deferred fuel and power refunds	15.2	8.3	40.3
State tax benefits — distribution system repairs	6.7	6.7	—

Total regulatory liabilities	$39.7	$32.7	$58.2

Underfunded pension and postretirement plans. This regulatory asset represents the portion of prior service cost and net actuarial losses associated with pension and postretirement benefits which is probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with GAAP relating to accounting for retirement benefits. These costs are amortized over the average remaining future service lives of the plan participants.

Effective December 31, 2010, UGI Utilities merged the two defined benefit pension plans that it sponsors. In accordance with GAAP relating to accounting for retirement benefits, we were required to remeasure the merged plan’s assets and benefit obligations as of December 31, 2010 and record the funded status in the Condensed Consolidated Balance Sheet. Among other things, the remeasurement resulted in a decrease in regulatory assets of $43.0 (see Note 8).

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

Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized gains (losses) on such contracts at December 31, 2010, September 30, 2010 and December 31, 2009 were $2.2, $(1.4) and $(0.1), respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. As more fully described in Note 12, during Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception under GAAP related to derivative financial instruments. As a result, Electric Utility’s electricity supply contracts are required to be recorded on the balance sheet at fair value, with an associated adjustment to regulatory assets or liabilities in accordance with GAAP relating to rate-regulated entities and Electric Utility’s DS procurement, implementation and contingency plans. At December 31, 2010 and September 30, 2010, the fair values of Electric Utility’s electricity supply contracts were losses of $13.4 and $19.7, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs commencing January 1, 2010 through DS rates, realized and unrealized gains or losses on FTRs associated with periods beginning January 1, 2010 are included in deferred fuel and power — costs or refunds. Unrealized gains on FTRs at December 31, 2010 and 2009 were not material.

Other Regulatory Matters

Approval of Transfer of CPG Storage Assets. On October 21, 2010, the Federal Energy Regulatory Commission (“FERC”) approved CPG’s application to abandon a storage service and approved the transfer of its Tioga, Meeker and Wharton natural gas storage facilities, along with related assets, to UGI Storage Company, a subsidiary of Energy Services. CPG will transfer the natural gas storage facilities on April 1, 2011. The net book value of the storage facility assets was approximately $11.0 as of December 31, 2010.

Subsequent Event — CPG Base Rate Filing. On January 14, 2011, CPG filed a request with the PUC to increase its base operating revenues by $16.5 annually. The increased revenues would fund system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs that would provide rebates and other incentives for customers to install new high-efficiency equipment. CPG is requesting that the new gas rates become effective March 15, 2011. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. This review process is expected to last approximately nine months, which would delay implementation of the new rates until late October 2011.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
8.	Defined Benefit Pension and Other Postretirement Plans

After the plan merger described below, we currently sponsor one defined benefit pension plan for employees hired prior to January 1, 2009 of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“Pension Plan”). We also provide postretirement health care benefits to certain retirees and a limited number of active employees, and postretirement life insurance benefits to nearly all domestic active and retired employees. In addition, Antargaz employees are covered by certain defined benefit pension and postretirement plans.

Net periodic pension expense and other postretirement benefit costs include the following components:

			Other
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$2.3	$2.2	$0.1	$0.1
Interest cost	5.9	5.9	0.3	0.3
Expected return on assets	(6.5)	(6.5)	(0.1)	(0.1)
Amortization of:
Prior service cost (benefit)	0.1	—	(0.2)	(0.1)
Actuarial loss	2.3	1.5	0.1	0.1

Net benefit cost	4.1	3.1	0.2	0.3
Change in associated regulatory liabilities	—	—	0.8	0.7

Net expense	$4.1	$3.1	$1.0	$1.0

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $20.3 to the Pension Plan during the next twelve months. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP for postretirement benefits other than pensions. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2010, nor are they expected to be material for all of Fiscal 2011.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement plans. We recorded pre-tax expense associated with these plans of $0.6 for each of the three-month periods ended December 31, 2010 and 2009.

Effective December 31, 2010, UGI Utilities merged its two defined benefit pension plans. The merged plan will maintain separate benefit formulas and specific rights and features of each predecessor plan. As a result of the merger and in accordance with GAAP relating to accounting for retirement benefits, the Company remeasured the combined plan’s assets and benefit obligations as of December 31, 2010 which decreased other noncurrent liabilities by $46.7; decreased associated regulatory assets by $43.0; and increased pre-tax other comprehensive income by $3.7 (see Notes 2 and 7).

The following table provides a reconciliation of the projected benefit obligation (“PBO”), plan assets and the funded status of the merged Pension Plan as of December 31, 2010:

Three Months
Ended
December 31,
2010
Change in benefit obligations:
Benefit obligations — October 1, 2010	$465.0
Service cost	2.2
Interest cost	5.8
Actuarial gain	(30.6)
Benefits paid	(4.7)

Benefit obligations — December 31, 2010	$437.7

Change in plan assets:
Fair value of plan assets — October 1, 2010	$287.9
Actual gain on assets	19.3
Employer contributions	1.8
Benefits paid	(4.7)

Fair value of plan assets — December 31, 2010	$304.3

Funded status of the merged plan — December 31, 2010	$(133.4)

Liabilities recorded in the balance sheet:
Unfunded liabilities — included in other current liabilities	$(20.3)
Unfunded liabilities — included in other noncurrent liabilities	(113.1)

Net amount recognized	$(133.4)

Amounts recorded in regulatory assets and liabilities:
Prior service cost	$0.3
Net actuarial loss	112.7

Total	$113.0

Amounts recorded in stockholders’ equity:
Prior service cost	$0.1
Net actuarial loss	9.8

Total	$9.9

The accumulated benefit obligation (“ABO”) of the merged plan at December 31, 2010 is $391.2. Actuarial assumptions for the merged plan at December 31, 2010 are as follows: discount rate — 5.5%; expected return on plan assets — 8.5%; rate of increase in salary levels — 3.8%.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs. At December 31, 2010, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Frontier Communications Company v. UGI Utilities, Inc. et al. In April 2003, Citizens Communications Company, now known as Frontier Communications Company (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of any costs Frontier would be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleged that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Frontier made similar allegations of control against another third-party defendant, CenterPoint Energy Resources Corporation (“CenterPoint”), whose predecessor owned the Bangor subsidiary from 1928 to 1944. Frontier’s third-party claims were stayed pending a resolution of the City’s suit against Frontier, which was tried in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs, which were estimated at $18. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7.6. The City’s suit was dismissed, and Frontier filed the current action against the original third-party defendants, repeating its claims for contribution. On September 22, 2009, the court granted summary judgment in favor of co-defendant CenterPoint. UGI Utilities subsequently filed a motion for summary judgment with respect to Frontier’s claims and the court referred the motion to a magistrate judge for findings and a recommendation. On October 19, 2010, the magistrate judge entered an order recommending that the court grant UGI Utilities’ motion. On November 19, 2010, the court affirmed the recommended decision of the magistrate judge granting summary judgment in favor of UGI Utilities.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies in nine cities in the State of Connecticut. The Northeast Companies allege that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies estimated that remediation costs for all of the sites could total approximately $215 and asserted that UGI Utilities is responsible for approximately $103 of this amount. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites, Waterbury North, pursuant to a lease. In April 2009, the court conducted a trial to determine whether UGI Utilities operated any of the nine remaining sites that were owned and operated by former subsidiaries. On May 22, 2009, the court granted judgment in favor of UGI Utilities with respect to all nine sites. The Northeast Companies have appealed the decision. With respect to Waterbury North, the Northeast Companies are expected to complete additional environmental investigations in early 2011. A second phase of the trial is scheduled for August 2011 to determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. The Northeast Companies previously estimated that remediation costs at Waterbury North could total $25.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally, the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the classes’ motion seeking preliminary approval of the settlement. On October 4, 2010, after the expiration of the time in which claims were, or could have been, made by the class members, the District Court ruled that the settlement was fair, reasonable and adequate to the class and granted final approval of the settlement. Two parties have appealed that final order and the matter is now awaiting review by the 8th Circuit Court of Appeals.

AmeriGas Cylinder Investigations. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to these practices. We have responded to the administrative subpoena, but have had no further requests from the District Attorneys since that initial inquiry.

Swiger, et al. v. UGI/AmeriGas, Inc. et al. In 1996, a fire occurred at the residence of Samuel and Brenda Swiger (the “Swigers”) when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. On December 14, 2010, AmeriGas OLP and its affiliates entered into a settlement agreement with the class, which was preliminarily approved by the Circuit Court of Monongalia County on January 13, 2011.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In 2005, the Swigers also filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In the Harrison County lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Swigers have also requested that the Court rule that insurance coverage exists under the policies issued by the defendant insurance companies for damages sustained by the members of the class in the Monongalia County lawsuit. The Circuit Court of Harrison County has not certified the class in the Harrison County lawsuit at this time and, in October 2008, stayed that lawsuit pending resolution of the class action lawsuit in Monongalia County. We believe we have good defenses to the claims in this action.
Antargaz Competition Authority Matter. On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the General Division of Competition, Consumption and Fraud Punishment. The Statement alleged that Antargaz engaged in certain anti-competitive practices in violation of French competition laws related to the cylinder market during the period from 1999 through 2004. On December 17, 2010, the Competition Authority issued its decision dismissing all objections against Antargaz. The appeal period has expired without an appeal having been filed. As a result of the decision, during the three-month period ended December 31, 2010 the Company reversed its previously recorded nontaxable accrual for this matter which increased net income by $9.4. This amount is reflected in other income, net, on the Condensed Consolidated Statement of Income.
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
The following table sets forth changes in UGI’s equity and the equity of the noncontrolling interests for the three months ended December 31, 2010 and 2009:

		UGI Shareholders
				Accumulated
				Other
	Non-			Comprehensive
	controlling	Common	Retained	Income	Treasury	Total
	Interests	Stock	Earnings	(Loss)	Stock	Equity

Three Months Ended December 31, 2010:
Balance September 30, 2010	$237.1	$906.1	$966.7	$(10.1)	$(38.2)	$2,061.6
Net income	41.9		113.1			155.0
Net gains on derivative instruments	7.2			18.7		25.9
Reclassifications of net (gains) losses on derivative instruments	(2.4)			16.1		13.7
Benefit plans				2.2		2.2
Foreign currency translation adjustments				(12.1)		(12.1)

Comprehensive income	46.7		113.1	24.9		184.7
Dividends and distributions	(22.8)		(27.8)			(50.6)
Equity transactions	0.4	10.2			3.9	14.5
Other	(0.4)					(0.4)

Balance December 31, 2010	$261.0	$916.3	$1,052.0	$14.8	$(34.3)	$2,209.8

Three Months Ended December 31, 2009:
Balance September 30, 2009	$225.4	$875.6	$804.3	$(38.9)	$(49.6)	$1,816.8
Net income	47.1		98.4			145.5
Net gains on derivative instruments	24.8			0.2		25.0
Reclassifications of net (gains) losses on derivative instruments	(4.7)			15.7		11.0
Benefit plans				0.8		0.8
Foreign currency translation adjustments				(5.6)		(5.6)

Comprehensive income	67.2		98.4	11.1		176.7
Dividends and distributions	(21.7)		(21.9)			(43.6)
Equity transactions	0.2	2.2			0.6	3.0
Other	(0.5)					(0.5)

Balance December 31, 2009	$270.6	$877.8	$880.8	$(27.8)	$(49.0)	$1,952.4

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
11.	Fair Value Measurement
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2010, September 30, 2010 and December 31, 2009:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$2.9	$18.0	$—	$20.9
Foreign currency contracts	$—	$2.8	$—	$2.8
Interest rate contracts	$—	$7.2	$—	$7.2
Liabilities:
Derivative financial instruments:
Commodity contracts	$(22.3)	$(12.0)	$—	$(34.3)
Foreign currency contracts	$—	$(0.9)	$—	$(0.9)
Interest rate contracts	$—	$(8.0)	$—	$(8.0)

September 30, 2010:
Assets:
Derivative financial instruments:
Commodity contracts	$1.1	$10.7	$—	$11.8
Foreign currency contracts	$—	$0.8	$—	$0.8
Liabilities:
Derivative financial instruments:
Commodity contracts	$(49.4)	$(20.3)	$—	$(69.7)
Foreign currency contracts	$—	$(2.9)	$—	$(2.9)
Interest rate contracts	$—	$(18.5)	$—	$(18.5)

December 31, 2009:
Assets:
Derivative financial instruments:
Commodity contracts	$0.6	$42.0	$—	$42.6
Foreign currency contracts	$—	$0.7	$—	$0.7
Interest rate contracts	$—	$3.9	$—	$3.9
Liabilities:
Derivative financial instruments:
Commodity contracts	$(8.9)	$(1.7)	$—	$(10.6)
Foreign currency contracts	$—	$(3.1)	$—	$(3.1)
Interest rate contracts	$—	$(29.0)	$—	$(29.0)
The fair values of our Level 1 exchange-traded commodity futures and options contracts and non exchange-traded commodity futures and forward contracts are based upon actively-quoted market prices for identical assets and liabilities. The remainder of our derivative financial instruments are designated as Level 2. The fair values of certain non-exchange traded commodity derivatives are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of interest rate contracts and foreign currency contracts are based upon third-party quotes or indicative values based on recent market transactions.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Other Financial Instruments
The carrying amounts of financial instruments included in current assets and current liabilities (excluding unsettled derivative instruments and current maturities of long-term debt) approximate their fair values because of their short-term nature. The carrying amount and estimated fair value of our long-term debt at December 31, 2010 were $1,996.7 and $2,100.5, respectively. The carrying amount and estimated fair value of our long-term debt at December 31, 2009 were $2,119.8 and $2,176.6, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Commodity Price Risk
In order to manage market price risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. Certain other domestic business units and our International Propane operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases. In addition, the Partnership from time to time enters into price swap agreements to provide market price risk support to a limited number of its wholesale customers. These agreements are not designated as hedges for accounting purposes. The volumes of propane subject to these wholesale customer agreements at December 31, 2010 and 2009 were not material.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2010 the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 25.2 million dekatherms and the maximum period over which Gas Utility is hedging natural gas market price risk is 9 months. At December 31, 2009, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures contracts was not material. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with Accounting Standards Codification (“ASC”) No. 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 7).
Beginning January 1, 2010, Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception under GAAP related to derivative financial instruments. The inability of Electric Utility to continue to assert that it would take physical delivery of such power resulted principally from a greater than anticipated number of customers, primarily certain commercial and industrial customers, choosing an alternative electricity supplier. Because these contracts no longer qualify for the normal purchases and normal sales exception under GAAP, the fair value of these contracts are required to be recognized on the balance sheet and measured at fair value. At December 31, 2010, the fair values of Electric Utility’s forward purchase power agreements comprising a loss of $13.4 are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying December 31, 2010 Condensed Consolidated Balance Sheet. In accordance with ASC 980 related to rate-regulated entities. Electric Utility has recorded equal and offsetting amounts in regulatory assets. At December 31, 2010, the volumes under Electric Utility’s forward electricity purchase contracts were 984.3 million kilowatt hours and the maximum period over which these contracts extend is 40 months.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its DS costs commencing January 1, 2010, gains and losses on Electric Utility FTRs associated with periods beginning on or after January 1, 2010 are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 7). Gains and losses associated with periods prior to January 2010 are reflected in cost of sales. At December 31, 2010 and 2009, the volumes associated with Electric Utility FTRs totaled 342.0 million kilowatt hours and 730.0 million kilowatt hours, respectively. Midstream & Marketing’s FTRs are recorded at fair value with changes in fair value reflected in cost of sales. At December 31, 2010 and 2009, the volumes associated with Midstream & Marketing’s FTRs totaled 637.8 million kilowatt hours and 453.0 million kilowatt hours, respectively.
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
At December 31, 2010 and 2009, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

	Volumes
Commodity	2010	2009

LPG (millions of gallons)	123.7	95.0
Natural gas (millions of dekatherms)	34.3	22.4
Electricity (millions of kilowatt-hours)	1,612.7	484.5

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
At December 31, 2010, the maximum period over which we are hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 21 months with a weighted average of 3 months; the maximum period over which we are hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 34 months with a weighted average of 8 months; and the maximum period over which we are hedging our exposure to the variability in cash flows associated with electricity price risk (excluding Electric Utility) is 25 months with a weighted average of 9 months. At December 31, 2010, the maximum period over which we are economically hedging electricity congestion with FTRs (excluding Electric Utility) is 5 months with a weighted average of 3 months.
We account for commodity price risk contracts (other than our Gas Utility natural gas futures and option contracts, Electric Utility electricity forward contracts, gasoline futures and swap contracts, and FTRs) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Condensed Consolidated Statements of Income. At December 31, 2010, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $12.8.
Interest Rate Risk
Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its €380 variable-rate debt through its March 2011 maturity date through the use of pay-fixed, receive-variable interest rate swap agreements. Antargaz intends to refinance its €380 variable-rate term loan on a long-term basis by March 31, 2011. In anticipation of such refinancing, during Fiscal 2010 Antargaz entered into forward-starting interest rate swap agreements to hedge the underlying euribor rate of interest relating to 4 1/2 years of quarterly interest payments on €300 notional amount of long-term debt commencing March 31, 2011. Flaga has also fixed the underlying euribor interest rate on a substantial portion of its two term loans through their scheduled maturity dates ending in 2014 through the use of pay-fixed, receive-variable interest rate swap agreements. As of December 31, 2010 and 2009, the total notional amounts of our existing and anticipated variable-rate debt subject to interest rate swap agreements were €702.5 and €409.9, respectively.
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At December 31, 2010, the total notional amount of unsettled IRPAs was $106.5. At December 31, 2009, the total notional amount of unsettled IRPAs was $150. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of UGI Utilities’ long-term debt forecasted to occur in September 2012 and September 2013.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At December 31, 2010, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $1.7.
Foreign Currency Exchange Rate Risk
In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 30% of estimated dollar-denominated purchases of LPG to occur during the heating-season months of October through March. At December 31, 2010 and 2009, we were hedging a total of $96.1 and $89.0 of U.S. dollar-denominated LPG purchases, respectively. At December 31, 2010, the maximum period over which we are hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 27 months with a weighted average of 12 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At December 31, 2010 and 2009, we were hedging a total of €14.5 and €30.8, respectively, of our euro-denominated net investments. As of December 31, 2010, such foreign currency contracts extend through March 2013.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At December 31, 2010, the amount of net losses associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.5. Gains and losses on net investment hedges remain in AOCI until such foreign operations are liquidated.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and option contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. At December 31, 2010 and 2009, restricted cash in these accounts totaled $19.4 and $9.6, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at December 31, 2010. We generally do not have credit-risk-related contingent features in our derivative contracts.
The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of December 31, 2010 and 2009:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2010	2009	Location	2010	2009
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$16.6	$40.3	Derivative financial instruments and Other noncurrent liabilities	$(20.9)	$(10.5)
Foreign currency contracts	Derivative financial instruments	2.8	0.7	Derivative financial instruments and Other noncurrent liabilities	(0.9)	(3.1)
Interest rate contracts	Other assets	7.2	3.9	Derivative financial instruments and Other noncurrent liabilities	(8.0)	(29.0)

Total Derivatives Designated as Hedging Instruments		$26.6	$44.9		$(29.8)	$(42.6)

Derivatives Accounted for under ASC 980:

Commodity contracts	Derivative financial instruments	$2.6	$0.6	Derivative financial instruments and Other noncurrent liabilities	$(13.4)	$(0.1)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	$1.7	$1.7

Total Derivatives		$30.9	$47.2		$(43.2)	$(42.7)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interests for the three months ended December 31, 2010 and 2009:
Three Months Ended December 31,:

	Gain		Gain (Loss)		Location of
	Recognized in		Reclassified from		Gain (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2010	2009	2010	2009	Interests into Income
Cash Flow
Hedges:
Commodity contracts	$19.9	$28.6	$(20.0)	$(17.7)	Cost of sales
Foreign currency contracts	2.9	2.6	(1.0)	0.3	Cost of sales
Interest rate contracts	14.4	5.3	(3.7)	(4.4)	Interest expense

Total	$37.2	$36.5	$(24.7)	$(21.8)

Net Investment
Hedges:

Foreign currency contracts	$0.5	$1.0

	Gain (Loss)
	Recognized in Income				Location of Gain (Loss)
	2010	2009			Recognized in Income
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(0.1)	$0.5			Cost of sales
Commodity contracts	0.2	0.2			Operating expenses / other income

Total	$0.1	$0.7

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for the three months ended December 31, 2010 or 2009.
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
13.	Inventories
Inventories comprise the following:

	December 31,	September 30,	December 31,
	2010	2010	2009
Non-utility LPG and natural gas	$234.7	$157.9	$166.9
Gas Utility natural gas	100.1	111.5	170.2
Materials, supplies and other	52.5	44.6	50.3

Total inventories	$387.3	$314.0	$387.4

At December 31, 2010, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), two of which expire in October 2012 and one of which expires in October 2013. Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of natural gas storage inventories released under SCAAs with non-affiliates at December 31, 2010, September 30, 2010 and December 31, 2009 comprising 3.6 billion cubic feet (“bcf”), 8.0 bcf and 7.4 bcf of natural gas was $18.9, $41.9 and $63.1, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)
14.	Subsequent Event – Partnership Debt Refinancing
On January 20, 2011, AmeriGas Partners announced that holders of approximately $327.9 in aggregate principal amount of its 7.25% Senior Notes due May 2015, representing approximately 79% of the total $415 principal amount outstanding, had validly tendered their notes in connection with the Partnership’s January 5, 2011 tender offer. The tendered notes were redeemed on January 20, 2011 at an effective price of 100.95%, plus a consent fee. On January 21, 2011, the Partnership issued a notice of full optional redemption at a price of 103.625% for the remaining outstanding $87.1 aggregate principal amount of 7.25% Senior Notes and a notice of full optional redemption at par for the $14.6 outstanding balance of its 8.875% Senior Notes due May 2011. The redemption of these notes is scheduled to occur on February 22, 2011. The tendered 7.25% Senior Notes were, and the called notes will be, redeemed with proceeds from the January 20, 2011 issuance of $470 aggregate principal amount of AmeriGas Partners 6.50% Senior Notes due 2021. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners’ outstanding senior debt. The Partnership expects to record a loss of approximately $19.0 associated with these transactions during the second quarter of Fiscal 2011 which is expected to reduce net income attributable to UGI Corporation by approximately $5.0. Because the 8.875% Senior Notes will be refinanced with proceeds from the previously mentioned issuance of AmeriGas Partners 6.50% Senior Notes due 2021, the outstanding principal amount of the 8.875% Senior Notes due May 2011 has been classified as long-term debt on the December 31, 2010 Condensed Consolidated Balance Sheet.

UGI CORPORATION AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency exchange rate fluctuations, particularly the euro; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) reduced distributions from subsidiaries; and (17) the timing of development of Marcellus Shale gas production; and (18) the timing and success of our acquisitions, commercial initiatives and investments to grow our businesses.
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES
ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2010 (“2010 three-month period”) with the three months ended December 31, 2009 (“2009 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 5 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak-heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.
We recorded net income attributable to UGI Corporation of $113.1 million for the 2010 three-month period compared to net income attributable to UGI Corporation of $98.4 million in the prior-year three-month period. The current-year three-month period includes net income of $9.4 million from the reversal at Antargaz of a nontaxable reserve associated with the French Competition Authority Matter (see Note 9 to condensed consolidated financial statements). Our 2010 three-month period net income attributable to UGI Corporation also includes greater net income from our Gas Utility reflecting the benefits of colder weather and slightly lower operating and administrative expenses. Weather in our International Propane operations was much colder than in the prior-year three-month period. The colder weather and the effects of acquisitions made by Flaga during late Fiscal 2010 and early Fiscal 2011 increased International Propane LPG retail volumes sold. The benefits to net income from the greater International Propane retail gallons sold, however, were offset in large part by lower average retail unit margins resulting from rapidly rising LPG product costs. Temperatures in our AmeriGas Propane service territory during the 2010 three-month period averaged slightly warmer than normal and warmer than the prior year. AmeriGas Propane’s heating season got off to a slow start as temperatures in early fall were significantly warmer than normal. The warmer early fall weather, customer conservation and the impact on AmeriGas Propane’s prior-year volumes of a strong 2009 crop-drying season resulted in lower year-over-year retail volume sales. Midstream & Marketing’s contribution to net income attributable to UGI Corporation was about equal to the prior year as greater contributions from retail power marketing, peaking activities and retail natural gas sales were offset in large part by a lower contribution from our electricity generation assets. Electric Utility net income contribution was lower in the 2010 three-month period reflecting the absence of electric generation margin beginning January 1, 2010.
The U.S. dollar was stronger versus the euro in the 2010 three-month period. The effects of the stronger dollar reduced net income from our International operations from last year by approximately $4.0 million which amount includes the effects of gains and losses on forward currency contracts used to hedge purchases of dollar-denominated LPG.

UGI CORPORATION AND SUBSIDIARIES
We believe that each of our business units has sufficient liquidity in the form of revolving credit facilities and, in the case of Energy Services, an accounts receivable securitization facility to fund business operations in Fiscal 2011. We have €380 million of Antargaz term loans and €25.4 million of Flaga term loans maturing in Fiscal 2011. We intend to refinance this maturing debt on a long-term basis. Additionally, UGI Utilities and Antargaz each expects to renew its revolving credit agreement prior to its expiration in August and March 2011, respectively, and AmeriGas OLP expects to renew its credit facilities, which are scheduled to expire in June 2011 and October 2011, during the second half of Fiscal 2011. Energy Services intends to extend its receivables securitization facility prior to its expiration in April 2011.
2010 three-month period compared to the 2009 three-month period
Net income attributable to UGI Corporation by Business Unit:

	Three Months Ended				Variance - Favorable
	December 31,				(Unfavorable)
		% of		% of		% of
(Millions of dollars)	2010	Total	2009	Total	Amount	Total
AmeriGas Propane	$20.6	18.2%	$23.0	23.4%	$(2.4)	(10.4%)
International Propane (a)	33.2	29.4%	25.8	26.2%	7.4	28.7%
Gas Utility	39.2	34.7%	32.1	32.6%	7.1	22.1%
Electric Utility	1.7	1.5%	2.9	2.9%	(1.2)	(41.4%)
Midstream & Marketing	15.8	14.0%	16.4	16.7%	(0.6)	(3.7%)
Corporate & Other	2.6	2.2%	(1.8)	(1.8%)	4.4	N.M.

Net income attributable to UGI Corporation	$113.1	100.0%	$98.4	100.0%	$14.7	14.9%

N.M. — Variance is not meaningful.

(a)
2010 net income from International Propane includes $9.4 million of income from a nontaxable reserve reversal at Antargaz associated with the French Competition Authority Matter (see Note 9 to condensed consolidated financial statements).

AmeriGas Propane:

			Increase
For the three months ended December 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$700.2	$656.6	$43.6	6.6%
Total margin (a)	$264.9	$267.0	$(2.1)	(0.8)%
Partnership EBITDA (b)	$113.3	$123.0	$(9.7)	(7.9)%
Operating income	$91.6	$102.6	$(11.0)	(10.7)%
Retail gallons sold (millions)	256.4	267.4	(11.0)	(4.1)%
Degree days — % (warmer) colder than normal (c)	(2.2)%	1.2%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

UGI CORPORATION AND SUBSIDIARIES
Based upon heating degree-day data, average temperatures in the Partnership’s service territories were 2.2% warmer than normal during the 2010 three-month period compared with temperatures that were 1.2% colder than normal in the prior-year period. Early fall heating-season temperatures were substantially warmer than normal and warmer than the prior year. Retail propane gallons sold declined principally due to the warmer weather, customer conservation and higher agricultural sales in the prior year due to an exceptionally strong 2009 crop-drying season partially offset by volumes acquired through acquisitions.
Retail propane revenues increased $42.9 million during the 2010 three-month period reflecting higher average retail sales prices ($66.0 million) partially offset by lower retail volumes sold ($23.1 million). Wholesale propane revenues decreased $3.5 million principally reflecting lower wholesale volumes sold ($10.4 million) partially offset by higher wholesale selling prices ($6.9 million). Average wholesale propane prices at Mont Belvieu, Texas, a major supply location in the U.S., were approximately 15% higher during the 2010 three-month period compared with average wholesale propane prices during the 2009 three-month period. Other revenues from ancillary sales and services increased $4.2 million in the 2010 three-month period. Total cost of sales increased $45.7 million, to $435.3 million, principally reflecting the previously mentioned higher 2010 wholesale propane product costs.
Total margin was $2.1 million lower in the 2010 three-month period primarily due to lower total retail margin ($4.6 million) and, to a much lesser extent, lower wholesale margin partially offset by an increase in margin from fee income and ancillary sales and services ($3.8 million). The lower total retail margin reflects the effects of the lower retail volumes sold ($9.7 million) partially offset by the effects of slightly higher average retail unit margins ($5.1 million).
The $9.7 million decrease in Partnership EBITDA during the 2010 three-month period primarily reflects (1) the previously mentioned decrease in 2010 three-month total margin ($2.1 million) and (2) higher operating and administrative expenses ($9.6 million). The increase in operating and administrative expenses reflects a number of items including higher payroll and benefits and higher vehicle fuel expenses.
Operating income in the 2010 three-month period decreased $11.0 million reflecting the previously mentioned decrease in EBITDA ($9.7 million) and slightly higher depreciation and amortization expense associated with fixed assets acquired or placed in service during the past year ($1.3 million). Partnership interest expense was $1.1 million lower in the 2010 three-month period principally reflecting lower interest expense on lower long-term debt outstanding principally resulting from the July 2010 repayment of $80 million of AmeriGas OLP Series E First Mortgage Notes.

UGI CORPORATION AND SUBSIDIARIES
International Propane:

For the three months ended December 31,	2010		2009	Increase
(Millions of euros) (a)
Revenues	€335.5		€208.3	€127.2	61.1%
Total margin (b)	€113.8		€98.3	€15.5	15.8%
Operating income	€40.9	(c)	€29.8	€11.1	37.2%
Income before income taxes	€36.1	(c)	€25.2	€10.9	43.3%

(Millions of dollars)
Revenues	$454.9		$306.9	$148.0	48.2%
Total margin (b)	$153.2		$144.9	$8.3	5.7%
Operating income	$54.0	(c)	$43.9	$10.1	23.0%
Income before income taxes	$47.4	(c)	$36.9	$10.5	28.5%

Antargaz retail gallons sold	92.7		82.0	10.7	13.0%
Antargaz degree days — % colder (warmer) than normal (d)	12.4%		(9.1)%	—	—
Flaga retail gallons sold	42.1		17.0	25.1	147.6%
Flaga degree days — % colder (warmer) than normal (d)	8.1%		(6.7)%	—	—

(a)
Euro amounts represent amounts for Antargaz and Flaga. U.S. dollar amounts include amounts for Antargaz and Flaga as well as our operations in China and certain non-operating entities associated with our International Propane segment.

(b)	Total margin represents total revenues less total cost of sales.

(c)	Includes €7.1 million ($9.4 million) from a nontaxable reserve reversal at Antargaz associated with the French Competition Authority Matter (see Note 9 to condensed consolidated financial statements).

(d)	Deviation from average heating degree days for the 30-year period 1971-2000 at locations in our International Propane service territories.
Based upon heating degree-day data, temperatures in Antargaz’ service territory were approximately 12.4% colder than normal during the 2010 three-month period compared with temperatures that were approximately 9.1% warmer than normal during the prior-year period. Temperatures in Flaga’s service territory were also colder than normal and colder than the prior year. Flaga’s 2010 three-month period retail gallons sold reflect the effects of acquisitions made in late Fiscal 2010 and early Fiscal 2011 and the colder weather. Antargaz’ retail volumes were higher than the prior-year period principally due to the colder 2010 three-month period weather partially offset by price-induced customer conservation resulting from higher LPG product prices. LPG wholesale product prices rose rapidly during the 2010 three-month period compared with more gradual price increases during the prior-year three-month period. Based upon posted wholesale LPG prices in Northwest Europe, average propane prices were approximately 47% higher and average butane prices were approximately 39% higher than prices in the prior-year three-month period.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. During the 2010 three-month period, the average currency translation rate was $1.35 per euro compared to a rate of $1.47 per euro during the prior-year three-month period.

UGI CORPORATION AND SUBSIDIARIES
International Propane euro base-currency revenues increased €127.2 million or 61.1% principally reflecting higher revenues from Antargaz (€71.9 million) and Flaga (€55.3 million). The increase in Antargaz revenues principally reflects the effects of (1) higher average retail selling prices (€31.1 million); (2) higher wholesale revenues (€21.7 million); and (3) the effects of the higher retail volumes sold (€19.6 million). The higher Flaga revenues reflect the effects of the previously mentioned acquisitions and higher average selling prices. Higher average selling prices at Antargaz and Flaga in the 2010 three-month period resulted from the previously mentioned year-over-year increase in wholesale LPG product costs. In U.S. dollars, revenues increased $148.0 million or 48.2% principally reflecting the previously mentioned higher euro base-currency revenues partially offset by the effects of the stronger U.S. dollar. International Propane’s euro base-currency total cost of sales more than doubled to €221.7 million in the 2010 three-month period from €110.0 million in the prior year principally reflecting the higher LPG product costs and the greater retail and wholesale sales. On a U.S. dollar basis, cost of sales increased to $301.7 million from $162.0 million in the prior-year period principally reflecting the higher euro base-currency per unit commodity costs and the higher retail and wholesale sales volumes sold partially offset by the effects of the stronger U.S. dollar.
International Propane euro-denominated total margin increased €15.5 million or 15.8% in the 2010 three-month period principally reflecting higher total margin from Flaga (€12.4 million) and higher total margin from Antargaz (€3.1 million). The increase in Flaga’s total margin reflects the impact of the greater retail gallons sold. The increase in Antargaz’ total margin reflects the higher retail LPG volumes sold (€10.1 million) partially offset by the impact of lower average LPG retail unit margins. International propane retail unit margins were lower in the 2010 three-month period reflecting the effects of the previously mentioned rapid increase in LPG product costs and lower average retail unit margins associated with the recent Flaga acquisitions. U.S dollar total margin increased $8.3 million or 5.7% principally reflecting the previously mentioned higher euro base-currency total margin partially offset by the effects of the stronger dollar.
International Propane euro base-currency operating income increased €11.1 million reflecting the previously mentioned higher total margin (€15.5 million) and the reversal of the nontaxable reserve at Antargaz associated with the French Competition Authority Matter (€7.1 million). These increases were partially offset by higher euro base-currency operating and administrative expenses (€10.1 million) principally operating and administrative expenses at Flaga associated with acquired businesses including incremental acquisition integration costs. On a U.S. dollar basis, operating income increased $10.1 million reflecting the greater U.S. dollar total margin ($8.3 million) and the reserve reversal associated with the French Competition Authority Matter ($9.4 million) offset in part by higher U.S. dollar denominated operating and administrative expenses at Flaga associated with acquired businesses. Euro base-currency income before income taxes was €10.9 million higher than in the prior-year period reflecting the €11.1 million increase in operating income. In U.S. dollars, income before income taxes increased $10.5 million reflecting the previously mentioned higher U.S. dollar-denominated operating income.

UGI CORPORATION AND SUBSIDIARIES
Gas Utility:

			Increase
For the three months ended December 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$321.1	$327.8	$(6.7)	(2.0)%
Total margin (a)	$126.2	$118.0	$8.2	6.9%
Operating income	$75.1	$63.7	$11.4	17.9%
Income before income taxes	$65.0	$53.5	$11.5	21.5%
System throughput — billions of cubic feet (“bcf”)	48.9	42.3	6.6	15.6%
Degree days — % colder than normal (b)	7.9%	0.4%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
For 2010, percentage represents deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory. For 2009, percentage represents deviation from average heating degree days for the 15-year period 1990-2004.

Temperatures in the Gas Utility service territory based upon heating degree days were 7.9% colder than normal in the 2010 three-month period compared with temperatures that were 0.4% colder than normal in the prior-year period. Total distribution system throughput increased 6.6 bcf principally reflecting higher throughput to certain low-margin interruptible delivery service customers and the effects of the colder weather on core market customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.
Gas Utility revenues decreased $6.7 million during the 2010 three-month period principally reflecting a decline in revenues from retail core market customers ($19.7 million) partially offset by an $11.5 million increase in low-margin off-system sales. The decrease in core market revenues principally resulted from lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices. Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $194.9 million in the 2010 three-month period compared with $209.8 million in the prior-year period reflecting the lower average PGC rates.
Gas Utility total margin increased $8.2 million in the 2010 three-month period. The increase principally reflects a $7.0 million increase in core market margin resulting from the increase in core market throughput.
Gas Utility operating income during the 2010 three-month period increased $11.4 million principally reflecting the previously mentioned increase in total margin ($8.2 million) and lower operating and administrative costs ($2.4 million). The $11.5 million increase in income before income taxes reflects the previously mentioned increase in Gas Utility operating income ($11.4 million).

UGI CORPORATION AND SUBSIDIARIES
Electric Utility:

			Increase
For the three months ended December 31,	2010	2009	(Decrease)
(Millions of dollars)
Revenues	$28.9	$34.0	$(5.1)	(15.0)%
Total margin (a)	$8.8	$10.7	$(1.9)	(17.8)%
Operating income	$3.6	$5.4	$(1.8)	(33.3)%
Income before income taxes	$3.1	$5.0	$(1.9)	(38.0)%
Distribution sales — millions of kilowatt hours (“gwh”)	250.5	242.4	8.1	3.3%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.6 million and $1.9 million during the three-month periods ended December 31, 2010 and 2009, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the condensed consolidated statements of income.

Electric Utility’s kilowatt-hour sales in the 2010 three-month period were 3.3% higher than in the prior year three-month period on heating degree day weather that was 5.4% colder. Notwithstanding the effects on heating-related sales from the colder weather, Electric Utility revenues decreased $5.1 million principally as a result of certain commercial and industrial customers switching to an alternate supplier for the electricity generation portion of their service and, to a much lesser extent, lower average default service (“DS”) rates compared to provider of last resort (“POLR”) rates in effect in the prior year. Under DS rates, Electric Utility is no longer subject to electricity price and congestion cost risk as it is permitted to pass these costs through to its customers using a reconcilable cost recovery mechanism. Differences between actual costs and amounts recovered in DS rates are deferred for future recovery from or refund to customers. Beginning January 1, 2010, Electric Utility can no longer recover revenues in excess of actual costs of electricity as was possible under POLR rates. Electric Utility cost of sales declined to $18.6 million in the 2010 three-month period compared to $21.5 million in the 2009 three-month period principally reflecting the effects of the previously mentioned electricity generation supplier customer switching.
Electric Utility total margin declined $1.9 million in the 2010 three-month period principally reflecting the absence of margin from electric generation service beginning January 1, 2010.
Electric Utility 2010 three-month period operating income and income before income taxes were $1.8 million and $1.9 million lower, respectively, principally reflecting the previously mentioned lower total margin.
Midstream & Marketing:

For the three months ended December 31,	2010	2009	Decrease
(Millions of dollars)
Revenues	$279.6	$312.3	$(32.7)	(10.5)%
Total margin (a)	$39.5	$41.0	$(1.5)	(3.7)%
Operating income	$27.5	$27.7	$(0.2)	(0.7)%
Income before income taxes	$26.8	$27.7	$(0.9)	(3.2)%

(a)	Total margin represents total revenues less total cost of sales.

UGI CORPORATION AND SUBSIDIARIES
Midstream & Marketing total revenues decreased $32.7 million in the 2010 three-month period principally reflecting the absence of revenues from Atlantic Energy, LLC’s (“Atlantic Energy’s”) import and transshipment facility ($26.3 million) and, to a lesser extent, lower total revenues from natural gas marketing activities reflecting lower natural gas prices. As previously reported, Atlantic Energy was sold in July 2010. These decreases in revenues were partially offset principally by an increase in retail power sales revenues ($10.7 million).
Total margin from Midstream & Marketing decreased $1.5 million in the 2010 three-month period principally reflecting lower electric generation total margin ($4.6 million) and the absence of margin from Atlantic Energy ($2.6 million). These reductions were substantially offset by higher retail power and natural gas marketing margin and greater total margin from peaking activities. The decrease in electric generation total margin principally reflects lower spot prices for electricity and the absence of margin from UGID’s Hunlock Creek coal-fired generating station which ceased operations in May 2010 to transition to a natural gas-fired generating station. The decrease in Midstream & Marketing’s operating income principally reflects the previously mentioned decrease in total margin ($1.5 million) substantially offset by lower current-year period operating and depreciation expenses of the Hunlock Creek coal-fired generating station and Atlantic Energy. The decline in income before income taxes reflects the decline in operating income ($0.2 million) and greater interest expense ($0.7 million), principally the result of the change in accounting for Energy Services’ Receivables Facility (see Notes 3 and 6 to condensed consolidated financial statements).
Interest Expense and Income Taxes. Our consolidated interest expense was slightly lower in the 2010 three-month period principally reflecting lower Partnership long-term debt outstanding offset in part by interest expense on Energy Services’ Receivables Facility resulting from the previously mentioned change in accounting. Our annual estimated effective tax rate was lower in the 2010 three-month period reflecting the effects of the reversal of the $9.4 million nontaxable reserve associated with the French Competition Authority Matter at Antargaz and the impact of federal tax credits associated with anticipated solar energy projects.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with proceeds from credit facilities or, in the case of Midstream & Marketing, also from a receivables purchase facility. Long-term cash needs are generally met through issuance of long-term debt or equity securities.
Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts restricted from withdrawal, totaled $139.4 million at December 31, 2010 compared with $260.7 million at September 30, 2010. The greater cash and cash equivalents at September 30, 2010 reflects higher cash at Antargaz. In order to minimize the interest margin it pays on Senior Facilities Agreement borrowings, on September 23, 2010, Antargaz borrowed €50 million ($68.2 million), the total amount available under its revolving credit facility, which amount remained outstanding at September 30, 2010. This borrowing was repaid by Antargaz in October 2010. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2010 and September 30, 2010, UGI had $71.2 million and $111.6 million, respectively, of cash and cash equivalents.

UGI CORPORATION AND SUBSIDIARIES
The Company’s debt outstanding at December 31, 2010 totaled $2,270.3 million (including current maturities of long-term debt of $548.3 million and bank loan borrowings of $273.6 million) compared to $2,206.2 million of debt outstanding (including current maturities of long-term debt of $573.6 million and bank loan borrowings of $200.4 million) at September 30, 2010. Total debt outstanding at December 31, 2010 consists of (1) $971.7 million of Partnership debt; (2) $571.4 million (€427.4 million) of International Propane debt; (3) $714.0 million of UGI Utilities’ debt; and (4) $13.2 million of other debt. Long-term debt maturing in the next twelve months principally comprises $508.1 million (€380 million) associated with Antargaz’ Senior Facilities Term loan due March 2011 and $34.0 million (€25.4 million) of Flaga term loans. See “Subsequent Event — Partnership Debt Refinancing” below.
AmeriGas Partners’ total debt at December 31, 2010 includes $779.7 million of AmeriGas Partners’ Senior Notes, $178 million of AmeriGas OLP bank loan borrowings and $14.0 million of other long-term debt.
International Propane’s total debt at December 31, 2010 includes $508.1 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $38.6 million (€28.9 million) outstanding under Flaga’s two term loans. Total International Propane debt outstanding at December 31, 2010 also includes combined borrowings of $21.6 million (€16.1 million) outstanding under Flaga’s working capital facilities and $3.1 million (€2.3 million) of other long-term debt.
UGI Utilities’ total debt at December 31, 2010 includes $383 million of Senior Notes, $257 million of Medium-Term Notes and $74 million outstanding under UGI Utilities’ Revolving Credit Agreement.
AmeriGas Partners. In order to meet its short-term cash needs, AmeriGas OLP has a $200 million unsecured credit agreement (“Credit Agreement”) which expires on October 15, 2011. AmeriGas OLP also has a $75 million unsecured revolving credit facility (“2009 AmeriGas Supplemental Credit Agreement”) which expires on June 30, 2011. AmeriGas OLP expects to renew these credit agreements prior to their expiration. AmeriGas OLP’s Credit Agreement consists of (1) a $125 million Revolving Credit Facility and (2) a $75 million Acquisition Facility. The Revolving Credit Facility may be used for working capital and general purposes of AmeriGas OLP. The Acquisition Facility provides AmeriGas OLP with the ability to borrow up to $75 million to finance the purchase of propane businesses or propane business assets or, to the extent it is not so used, for working capital and general purposes. The 2009 AmeriGas Supplemental Credit Agreement permits AmeriGas OLP to borrow up to $75 million for working capital and general purposes.
At December 31, 2010, there were $135 million of borrowings outstanding under the Credit Agreement and $43 million outstanding under the 2009 AmeriGas Supplemental Credit Agreement. Borrowings under the AmeriGas OLP credit agreements are classified as bank loans. Issued and outstanding letters of credit under the Revolving Credit Facility, which reduce the amount available for borrowings, totaled $35.7 million and $36.1 million at December 31, 2010 and 2009, respectively. AmeriGas OLP’s short-term borrowing needs are seasonal and are typically greatest during the fall and winter heating-season months due to the need to fund higher levels of working capital. The average daily and peak bank loan borrowings outstanding under the AmeriGas OLP credit agreements during the three months ended December 31, 2010 were $135.1 million and $201 million, respectively. The average daily and peak bank loan borrowings outstanding under AmeriGas OLP credit agreements during the three months ended December 31, 2009 were $13.2 million and $48.0 million, respectively. At December 31, 2010, AmeriGas OLP’s available borrowing capacity under the credit agreements was $61.3 million.

UGI CORPORATION AND SUBSIDIARIES
Based on existing cash balances, cash expected to be generated from operations and borrowings available under AmeriGas OLP’s credit agreements, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011.
International Propane. Antargaz has a Senior Facilities Agreement that expires on March 31, 2011. The Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €50 million revolving credit facility. Antargaz has executed interest rate swap agreements to fix the underlying euribor rate for the duration of the term loan. Antargaz had no amounts outstanding under the revolving credit facility at December 31, 2010. The €380 million variable-rate term loan matures on March 31, 2011. Antargaz intends to refinance this maturing debt, subject to market conditions, on a long-term basis by March 31, 2011. Antargaz has entered into forward-starting interest rate swaps to hedge the underlying euribor rate of interest relating to 4 1/2 years of quarterly interest payments on €300 million notional amount of long-term debt commencing March 31, 2011 associated with the anticipated refinancing. Additionally, Antargaz expects to renew its credit facility prior to its expiration in March 2011.
Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011 with cash generated from operations, borrowings under its existing or new revolving credit facilities and its anticipated debt refinancing.
Flaga currently has four working capital facilities providing for borrowings of up to €36 million. Flaga has two multi-currency working capital facilities that provide for borrowings and issuances of guarantees totaling €24 million. Flaga also has two euro-denominated working capital facilities that provide for borrowings and issuances of guarantees totaling €12 million. Borrowings under these facilities totaled $21.6 million (€16.1 million) at December 31, 2010. Issued and outstanding guarantees, which reduce available borrowings under the working capital facilities, totaled $11.2 million (€8.7 million) at December 31, 2010. Amounts outstanding under the working capital facilities are classified as bank loans. During the 2010 three-month period, average and peak borrowings under the working capital facilities totaled €18.2 million and €23.4 million, respectively. During the 2009 three-month period, average and peak borrowings under the working capital facilities totaled €9.9 million and €11.6 million, respectively.
Scheduled repayments under Flaga’s two term loans during the remainder of Fiscal 2011 total €24.7 million ($33.0 million). Flaga expects to refinance this debt on a long-term basis during Fiscal 2011, and to combine and extend its two euro-denominated working capital facilities and its two multi-currency working capital facilities prior to their scheduled expiration in June 2011.
Based upon cash generated from operations, borrowings under its working capital facilities, capital contributions from UGI and its anticipated debt refinancing, Flaga’s management believes it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2011.

UGI CORPORATION AND SUBSIDIARIES
UGI Utilities. UGI Utilities may borrow up to a total of $350 million under its Revolving Credit Agreement which expires in August 2011. UGI Utilities expects to renew this facility before its expiration. At December 31, 2010, there was $74 million outstanding under its Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement are classified as bank loans. During the 2010 and 2009 three-month periods, average daily bank loan borrowings were $49.3 million and $161.2 million, respectively, and peak bank loan borrowings totaled $90 million and $203 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January when UGI Utilities’ investment in working capital, principally accounts receivable and inventories, is greatest.
Based upon cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under the Revolving Credit Agreement, UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2011.
Midstream & Marketing. Energy Services has an unsecured credit agreement (“Energy Services Credit Agreement”) with a group of lenders providing for borrowings of up to $170 million (including a $50 million sublimit for letters of credit) which expires in August 2013. There were no borrowings under this facility during the three months ended December 31, 2010.
Energy Services also has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper. The Receivables Facility expires in April 2011, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts and capital expenditures. Energy Services intends to extend its Receivable Facility prior to its scheduled expiration in April 2011.
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
During the three months ended December 31, 2010 and 2009, Energy Services transferred trade receivables totaling $290.8 million and $296.7 million, respectively, to ESFC. During the three months ended December 31, 2010 and 2009, ESFC sold an aggregate $61.5 million and $120.2 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2010, the balance of ESFC receivables was $109.7 million and there were no amounts sold to the commercial paper conduit. At December 31, 2009, the outstanding balance of ESFC receivables was $88.3 million which is reflected net of $27.6 million that was sold to the commercial paper conduit and removed from the balance sheet. During the three months ended December 31, 2010 and 2009, peak amounts sold under the Receivables Facility were $31.7 million and $42.6 million, respectively, and average daily amounts sold were $4.2 million and $21.8 million, respectively.

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
Operating Activities. Cash flow (used) provided by operating activities was $(36.0) million in the 2010 three-month period compared to $17.1 million in the 2009 three-month period. Cash flow from operating activities before changes in operating working capital was $203.3 million in the 2010 three-month period compared to $227.3 million in the prior-year three-month period. The decrease in cash flow from operating activities before changes in operating working capital reflects in large part lower cash from changes in realized gains and losses deferred as cash flow hedges. Cash required to fund changes in operating working capital totaled $239.3 million in the 2010 three-month period compared to $210.2 million in the prior-year three-month period. The higher cash required to fund changes in operating working capital reflects, among other things, greater increases in customer accounts receivable and inventories due to higher LPG product costs principally at our International Propane operations partially offset by the effects of the timing of payments and increased purchase price per gallon of LPG on accounts payable.
Investing Activities. Cash flow used in investing activities was $104.1 million in the 2010 three-month period compared with $92.5 million of cash used in the prior-year period. Cash used for acquisitions of businesses in the 2010 three-month period was $37.8 million compared with only $4.4 million paid in the prior-year period reflecting payments associated with an acquisition at Flaga and greater Partnership business acquisition expenditures. Changes in restricted cash balances in margin accounts provided $15.4 million of cash in the 2010 three-month period compared with $2.6 million required to fund such margin accounts in the prior-year period.
Financing Activities. Cash flow provided by financing activities was $22.2 million in the 2010 three-month period compared with $13.1 million in the prior-year period. Net bank loan borrowings totaled $74.9 million in the 2010 three-month period principally comprising a $57 million increase in bank loans at UGI Utilities and an $87 million increase at AmeriGas OLP. These increases were partially offset by the repayment of $66.8 million (€50 million) of bank loans under Antargaz’ revolving credit facility. As a result of the previously mentioned change in accounting for the Energy Services Receivables Facility effective October 1, 2010, net cash repayments of $12.1 million during the 2010 three-month period are reflected in financing activities cash flows.

UGI CORPORATION AND SUBSIDIARIES
Subsequent Events
CPG Base Rate Filing. On January 14, 2011, CPG filed a request with the PUC to increase its base operating revenues by $16.5 million annually. The increased revenues would fund system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs that would provide rebates and other incentives for customers to install new high-efficiency equipment. CPG is requesting that the new gas rates become effective March 15, 2011. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. This review process is expected to last approximately nine months, which would delay implementation of the new rates until late October 2011.
Partnership Debt Refinancing. On January 20, 2011, AmeriGas Partners announced that holders of approximately $327.9 million in aggregate principal amount of its 7.25% Senior Notes due May 2015, representing approximately 79% of the total $415 million principal amount outstanding, had validly tendered their notes in connection with the Partnership’s January 5, 2011 tender offer. The tendered notes were redeemed on January 20, 2011 at an effective price of 100.95%, plus a consent fee. On January 21, 2011, the Partnership issued a notice of full optional redemption at a price of 103.625% for the remaining outstanding $87.1 million aggregate principal amount of 7.25% Senior Notes and a notice of full optional redemption at par for the $14.6 million outstanding balance of its 8.875% Senior Notes due May 2011. The redemption of these notes is scheduled to occur on February 22, 2011. The tendered 7.25% Senior Notes were, and the called notes will be, redeemed with proceeds from the January 20, 2011 issuance of $470 million aggregate principal amount of AmeriGas Partners 6.50% Senior Notes due 2021. The 6.50% Senior Notes due 2021 rank pari passu with AmeriGas Partners outstanding senior debt. The Partnership expects to record a loss of approximately $19.0 million associated with these transactions during the second quarter of Fiscal 2011 which is expected to reduce net income attributable to UGI Corporation by approximately $5.0 million.

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
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts. Antargaz has used over-the-counter derivative commodity instruments and may from time-to-time enter into other derivative contracts, similar to those used by the Partnership. Flaga has used and may use derivative commodity instruments to reduce market risk associated with a portion of its LPG purchases. Over-the-counter derivative commodity instruments used to hedge forecasted purchases of propane are generally settled at expiration of the contract.

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
Beginning January 1, 2010, Electric Utility’s DS tariffs contain clauses which permit recovery of all prudently incurred power costs through the application of DS rates. Because of this ratemaking mechanism, beginning January 1, 2010 there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchases contracts, associated with our Electric Utility operations. FTRs are financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electricity transmission grid. Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) auction process and, to a lesser extent, through purchases at monthly PJM auctions. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states.
Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at December 31, 2010 were not material.
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

UGI CORPORATION AND SUBSIDIARIES
UGID has entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its electric generation assets. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, UGID would be required to purchase electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact the Company’s results.
The fair value of unsettled commodity price risk sensitive derivative instruments held at December 31, 2010 (excluding Gas Utility’s and Electric Utility’s commodity derivative instruments) was a liability of $2.9 million. A hypothetical 10% adverse change in (1) the market price of LPG and gasoline; (2) the market price of natural gas; and (3) the market price of electricity and electricity transmission congestion charges would result in a decrease in fair value of $39.4 million at December 31, 2010. Gas Utility’s and Electric Utility’s derivative instruments are excluded from the amounts above because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt currently includes borrowings under AmeriGas OLP’s credit agreements, UGI Utilities’ Revolving Credit Agreement and a substantial portion of Antargaz’ and Flaga’s debt. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has effectively fixed the underlying euribor interest rate on its variable-rate debt through its March 2011 maturity date and Flaga has fixed the underlying euribor interest rate on a substantial portion of its term loans through their scheduled maturity dates through the use of interest rate swaps. At December 31, 2010 combined borrowings outstanding under these agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled $273.6 million. Antargaz intends to refinance its variable-rate term loan maturing debt, subject to market conditions, on a long-term basis by March 31, 2011 and Flaga expects to refinance its maturing term loans on a long-term basis during Fiscal 2011. As of December 31, 2010, Antargaz has entered into forward-starting interest rate swaps to hedge the underlying euribor rate of interest relating to 4 ½ years of quarterly interest payments on €300 million notional amount of long-term debt commencing March 31, 2011.

UGI CORPORATION AND SUBSIDIARIES
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
The fair value of unsettled interest rate risk sensitive derivative instruments held at December 31, 2010 was a liability of $0.7 million. A hypothetical 10% adverse change in the three-month LIBOR and the three- and nine-month Euribor would result in a decrease in fair value of $8.0 million.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are liquidated. At December 31, 2010, the fair value of unsettled net investment hedges was a gain of $1.3 million. With respect to our net investments in our International Propane operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value by approximately $71.2 million, which amount would be reflected in other comprehensive income.
In addition, in order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar denominated LPG product purchases during the months of October through March through the use of forward foreign exchange contracts. The amount of dollar-denominated purchases of LPG represents approximately 15% — 30% of estimated dollar-denominated purchases to occur during the heating-season months of October to March.
The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at December 31, 2010 were gains of $2.0 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of $11.6 million.
Because substantially all of our derivative instruments qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

UGI CORPORATION AND SUBSIDIARIES
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise major energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts which are guaranteed by the NYMEX generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At December 31, 2010 and 2009, restricted cash in brokerage accounts totaled $19.4 million and $9.6 million, respectively.

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
Frontier Communications Company v. UGI Utilities, Inc. et al. In April 2003, Citizens Communications Company, now known as Frontier Communications Company (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that the third-party defendants are responsible for an equitable share of any costs Frontier would be required to pay to the City for cleaning up tar deposits in the Penobscot River. Frontier alleged that through ownership and control of a subsidiary, Bangor Gas Light Company, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. Frontier made similar allegations of control against another third-party defendant, CenterPoint Energy Resources Corporation (“CenterPoint”), whose predecessor owned the Bangor subsidiary from 1928 to 1944. Frontier’s third-party claims were stayed pending a resolution of the City’s suit against Frontier, which was tried in September 2005. On June 27, 2006, the court issued an order finding Frontier responsible for 60% of the cleanup costs, which were estimated at $18 million. On February 14, 2007, Frontier and the City entered into a settlement agreement pursuant to which Frontier agreed to pay $7.6 million. The City’s suit was dismissed, and Frontier filed the current action against the original third-party defendants, repeating its claims for contribution. On September 22, 2009, the court granted summary judgment in favor of co-defendant CenterPoint. UGI Utilities subsequently filed a motion for summary judgment with respect to Frontier’s claims and the court referred the motion to a magistrate judge for findings and a recommendation. On October 19, 2010, the magistrate judge entered an order recommending that the court grant UGI Utilities’ motion. On November 19, 2010, the court affirmed the recommended decision of the magistrate judge granting summary judgment in favor of UGI Utilities.
Antargaz Competition Authority Matter. On July 21, 2009, Antargaz received a Statement of Objections from France’s Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the General Division of Competition, Consumption and Fraud Punishment. The Statement alleged that Antargaz engaged in certain anti-competitive practices in violation of French competition laws related to the cylinder market during the period from 1999 through 2004. On December 17, 2010, the Competition Authority issued its decision dismissing all objections against Antargaz. The appeal period has expired without an appeal having been filed.
Swiger, et al. v. UGI/AmeriGas, Inc. et al. In 1996, a fire occurred at the residence of Samuel and Brenda Swiger (the “Swigers”) when propane that leaked from an underground line ignited. In July 1998, the Swigers filed a class action lawsuit against AmeriGas Propane, L.P. (named incorrectly as “UGI/AmeriGas, Inc.”), in the Circuit Court of Monongalia County, West Virginia, in which they sought to recover an unspecified amount of compensatory and punitive damages and attorney’s fees, for themselves and on behalf of persons in West Virginia for whom the defendants had installed propane gas lines, resulting from the defendants’ alleged failure to install underground propane lines at depths required by applicable safety standards. On December 14, 2010, AmeriGas OLP and its affiliates entered into a settlement agreement with the class, which was preliminarily approved by the Circuit Court of Monongalia County on January 13, 2011.

UGI CORPORATION AND SUBSIDIARIES
In 2005, the Swigers also filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In the Harrison County lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct and civil conspiracy. The Swigers have also requested that the Court rule that insurance coverage exists under the policies issued by the defendant insurance companies for damages sustained by the members of the class in the Monongalia County lawsuit. The Circuit Court of Harrison County has not certified the class in the Harrison County lawsuit at this time and, in October 2008, stayed that lawsuit pending resolution of the class action lawsuit in Monongalia County. We believe we have good defenses to the claims in this action.
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
Since that initial suit, various AmeriGas entities have been named in more than a dozen similar suits that have been filed in various courts throughout the United States. These complaints purport to be brought on behalf of nationwide classes, which are loosely defined as including all purchasers of liquefied propane gas cylinders marketed or sold by AmeriGas OLP and another unaffiliated entity nationwide. The complaints claim that defendants’ conduct constituted unfair and deceptive practices that injured consumers and violated the consumer protection statutes of at least thirty-seven states and the District of Columbia, thereby entitling the class to damages, restitution, disgorgement, injunctive relief, costs and attorneys’ fees. Some of the complaints also allege violation of state “slack filling” laws. Additionally the complaints allege that defendants were unjustly enriched by their conduct and they seek restitution of any unjust benefits received, punitive or treble damages, and pre-judgment and post-judgment interest. A motion to consolidate the purported class action lawsuits was heard by the Multidistrict Litigation Panel (“MDL Panel”) on September 24, 2009 in the United States District Court for the District of Kansas. By Order, dated October 6, 2009, the MDL Panel transferred the pending cases to the United States District Court for the Western District of Missouri. The AmeriGas entities named in the consolidated class action lawsuits have entered into a settlement agreement with the class. On May 19, 2010, the United States District Court for the District of Kansas granted the class’s motion seeking preliminary approval of the settlement. On October 4, 2010, after the expiration of the time in which claims were, or could have been, made by class members, the District Court ruled that the settlement was fair, reasonable and adequate to the class and granted final approval of the settlement. Two parties have appealed that final order and the matter is now awaiting review by the 8th Circuit Court of Appeals.

UGI CORPORATION AND SUBSIDIARIES
AmeriGas Cylinder Investigations. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego have commenced an investigation into AmeriGas OLP’s cylinder labeling and filling practices in California and issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena, but have had no further requests from the District Attorneys since that initial inquiry.

ITEM 1A.	RISK FACTORS
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

UGI CORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit
No.	Exhibit	Registrant	Filing	Exhibit
4.1	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	10-Q (12/31/2010)	4.1

4.2	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	8-K (1/19/2011)	4.1

4.3	First Supplemental Indenture, dated January 19, 2011, to Indenture dated May 3, 2005, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as successor to Wachovia Bank National Association, as trustee.	AmeriGas Partners, L.P.	8-K (1/19/2011)	4.2

10.1	Description of oral employment at-will arrangement between UGI Corporation and Mr. Robert Flexon.	UGI	8-K (1/24/2011)	10.1

10.2	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	10-Q (12/31/2010)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from UGI Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. This Exhibit 101 is deemed not filed for purposes of Section 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UGI CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation (Registrant)
Date: February 4, 2011	By:	/s/ Peter Kelly
Peter Kelly
Vice President — Finance and Chief Financial Officer

Date: February 4, 2011	By:	/s/ Davinder Athwal
Davinder Athwal
Vice President — Accounting and Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2010, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from UGI Corporation and Subsidiaries’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.