Form 10-Q
period 2012-03-31
UGI CORP /PA/
filed 2012-05-04
CIK 884614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012, there were 112,345,470 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

PAGES

Part I Financial Information

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2012, September 30, 2011 and March 31, 2011	1

Condensed Consolidated Statements of Income for the three and six months ended March 31, 2012 and 2011	2

Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and 2011	3

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011	4

Notes to Condensed Consolidated Financial Statements	5 - 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37 - 56

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57 - 60

Item 4. Controls and Procedures	61

Part II Other Information

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	63

Item 6. Exhibits	63 - 65

Signatures	66

Exhibit 10.14

Exhibit 10.15

Exhibit 10.16

Exhibit 10.17

Exhibit 10.18

Exhibit 10.19

Exhibit 10.20

Exhibit 31.1

Exhibit 31.2

Exhibit 32

Exhibit 101

- i -

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(Millions of dollars)

	March 31,	September 30,	March 31,
	2012	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$402.4	$238.5	$298.1
Restricted cash	16.8	17.2	9.6
Accounts receivable (less allowances for doubtful accounts of $44.2, $36.8 and $46.1, respectively)	1,000.8	546.7	908.7
Accrued utility revenues	25.5	14.8	43.2
Inventories	347.8	363.0	222.1
Deferred income taxes	48.6	44.9	27.2
Utility regulatory assets	3.6	8.6	1.8
Derivative financial instruments	12.1	10.2	15.8
Prepaid expenses and other current assets	63.1	62.2	52.6

Total current assets	1,920.7	1,306.1	1,579.1

Property, plant and equipment, at cost (less accumulated depreciation and amortization of $2,186.3, $2,080.0 and $2,026.6, respectively)	4,226.5	3,204.5	3,175.5
Goodwill	2,795.2	1,562.2	1,588.4
Intangible assets, net	733.2	147.8	160.2
Other assets	453.8	442.7	391.2

Total assets	$10,129.4	$6,663.3	$6,894.4

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$68.8	$47.4	$38.0
Bank loans	190.2	138.7	222.1
Accounts payable	489.0	399.6	458.1
Derivative financial instruments	77.8	49.7	15.6
Other current liabilities	645.0	442.5	494.1

Total current liabilities	1,470.8	1,077.9	1,227.9

Long-term debt	3,542.8	2,110.3	2,028.0
Deferred income taxes	849.2	709.2	666.6
Deferred investment tax credits	4.8	5.0	5.1
Other noncurrent liabilities	595.7	569.8	523.7

Total liabilities	6,463.3	4,472.2	4,451.3
Commitments and contingencies (note 11)

Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized—300,000,000 shares; issued — 115,616,094, 115,507,094 and 115,501,094 shares, respectively)	1,145.0	937.4	931.5
Retained earnings	1,247.9	1,085.8	1,173.5
Accumulated other comprehensive (loss) income	(40.9)	(17.7)	63.6
Treasury stock, at cost	(25.6)	(27.8)	(29.4)

Total UGI Corporation stockholders’ equity	2,326.4	1,977.7	2,139.2
Noncontrolling interests, principally in AmeriGas Partners	1,339.7	213.4	303.9

Total equity	3,666.1	2,191.1	2,443.1

Total liabilities and equity	$10,129.4	$6,663.3	$6,894.4

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Millions of dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$2,427.5	$2,181.0	$4,116.3	$3,946.6

Costs and expenses:
Cost of sales (excluding depreciation shown below)	1,526.6	1,423.9	2,628.4	2,586.5
Operating and administrative expenses	443.3	350.0	785.7	662.1
Utility taxes other than income taxes	4.9	5.4	9.0	9.8
Depreciation	68.7	49.0	121.5	98.2
Amortization	14.1	6.5	21.6	12.6
Other income, net	(10.9)	(10.8)	(19.0)	(31.9)

	2,046.7	1,824.0	3,547.2	3,337.3

Operating income	380.8	357.0	569.1	609.3
Loss from equity investees	—	(0.4)	(0.1)	(0.6)
Loss on extinguishments of debt	(13.4)	(18.8)	(13.4)	(18.8)
Interest expense	(65.3)	(34.3)	(101.3)	(67.6)

Income before income taxes	302.1	303.5	454.3	522.3
Income taxes	(75.1)	(87.9)	(117.2)	(151.7)

Net income	227.0	215.6	337.1	370.6
Less: net income attributable to noncontrolling interests, principally in AmeriGas Partners	(93.6)	(66.2)	(116.7)	(108.1)

Net income attributable to UGI Corporation	$133.4	$149.4	$220.4	$262.5

Earnings per common share attributable to UGI stockholders:
Basic	$1.19	$1.34	$1.96	$2.36

Diluted	$1.18	$1.32	$1.95	$2.33

Average common shares outstanding (thousands):
Basic	112,510	111,637	112,380	111,267

Diluted	113,239	113,160	113,085	112,782

Dividends declared per common share	$0.26	$0.25	$0.52	$0.50

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(Millions of dollars)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income	$227.0	$215.6	$337.1	$370.6

Net (losses) gains on derivative instruments (net of tax of $16.2, $(1.3), $39.3 and $(13.1), respectively)	(39.4)	10.5	(80.7)	36.4
Reclassifications of net losses on derivative instruments (net of tax of ($13.8) $(6.1), $(21.8) and $(17.0), respectively)	32.2	0.2	44.7	13.9
Foreign currency adjustments (net of tax of $(8.0), $(9.3), $(1.5) and $(6.0), respectively)	23.9	36.7	1.7	24.6
Benefit plans (net of tax of $(0.1), $0.1, $(0.2) and $(1.4), respectively)	0.1	(0.1)	0.2	2.1

Comprehensive income	243.8	262.9	303.0	447.6
Less: comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	(91.4)	(64.7)	(107.7)	(111.4)

Comprehensive income attributable to UGI Corporation	$152.4	$198.2	$195.3	$336.2

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Millions of dollars)

	Six Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$337.1	$370.6
Reconcile to net cash from operating activities:
Depreciation and amortization	143.1	110.8
Deferred income taxes, net	11.0	17.9
Provision for uncollectible accounts	16.7	16.4
Net change in realized gains and losses deferred as cash flow hedges	(12.8)	12.0
Loss on extinguishments of debt	13.4	18.8
Other, net	(4.3)	14.1
Net change in:
Accounts receivable and accrued utility revenues	(293.9)	(449.3)
Inventories	102.0	104.4
Utility deferred fuel costs	14.0	43.3
Accounts payable	(17.3)	63.1
Other current assets	19.4	(13.8)
Other current liabilities	6.3	(16.2)

Net cash provided by operating activities	334.7	292.1

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(152.3)	(167.4)
Acquisitions of businesses, net of cash acquired	(1,561.8)	(44.6)
Decrease in restricted cash	0.4	25.2
Other	(0.3)	1.5

Net cash used by investing activities	(1,714.0)	(185.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(58.3)	(55.7)
Distributions on AmeriGas Partners Common Units	(71.3)	(45.7)
Issuances of debt	1,551.0	981.2
Repayments of debt	(218.7)	(984.0)
Increase in bank loans	32.6	22.0
Receivables Facility net borrowings (repayments)	18.9	(12.1)
Issuances of UGI Common Stock	8.9	21.9
Issuance of AmeriGas Partners Common Units	276.6	—
Other	0.5	3.3

Net cash provided (used) by financing activities	1,540.2	(69.1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.0	(0.3)

Cash and cash equivalents increase	$163.9	$37.4

Cash and cash equivalents:
End of period	$402.4	$298.1
Beginning of period	238.5	260.7

Increase	$163.9	$37.4

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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”), and beginning January 12, 2012, also through AmeriGas OLP’s principal operating subsidiaries Heritage Operating, L.P. (“HOLP”) and Titan Propane LLC (“Titan LLC”). AmeriGas OLP, HOLP and Titan LLC are collectively referred to herein as the “Operating Partnerships.” On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), that operated ETP’s propane distribution business (“Heritage Propane”) (see Note 4, “Partnership Acquisition of Heritage Propane”). AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships, and Titan LLC is a Delaware limited liability company. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At March 31, 2012, the General Partner held a 1% general partner interest and 25.4% limited partner interest in AmeriGas Partners and an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining 73.6% interest in AmeriGas Partners comprises 39,437,073 publicly held Common Units and 29,567,362 Common Units held by ETP as a result of the acquisition of Heritage Propane.

Our wholly owned subsidiary, UGI Enterprises, Inc. (“Enterprises”), through subsidiaries (1) conducts LPG distribution businesses in France and, subsequent to the Shell Acquisition described below, in Belgium, the Netherlands and Luxembourg (collectively “Antargaz”); (2) conducts LPG distribution businesses in 11 central and eastern European countries including, subsequent to the Shell Acquisition, Norway, Sweden and Finland (collectively referred to as “Flaga”); (3) conducts an LPG distribution business in the United Kingdom subsequent to the Shell Acquisition; and (4) conducts an LPG distribution business in the Nantong region of China. On October 14, 2011, UGI, through subsidiaries, acquired Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden for approximately €133.6 ($179.0) in cash (the “Shell Acquisition”). We refer to our foreign LPG operations collectively as “International Propane.” Enterprises, through UGI Energy Services, Inc. (“Energy Services”) and its subsidiaries, conducts an energy marketing, midstream infrastructure, storage and energy services business primarily in the Mid-Atlantic region of the United States. In addition, Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electric generation facilities located in Pennsylvania. The businesses of Energy Services and its subsidiaries, including UGID, are referred to herein collectively as “Midstream & Marketing.” Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region through first-tier subsidiaries.

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

Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which, except for the Partnership, are majority owned. We eliminate all significant intercompany accounts and transactions when we consolidate. We report the public’s and ETP’s limited partner interests in the Partnership and the outside ownership interests in certain subsidiaries of Antargaz and Flaga as noncontrolling interests. Entities in which we do not have control but have significant influence over operating and financial policies are accounted for by the equity method.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments which we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2011 (“Company’s 2011 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Denominator (thousands of shares):
Average common shares outstanding for basic computation	112,510	111,637	112,380	111,267
Incremental shares issuable for stock options and awards	729	1,523	705	1,515

Average common shares outstanding for diluted computation	113,239	113,160	113,085	112,782

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

Income Taxes. During the three months ended December 31, 2011, the Company changed the U.S. tax status of a foreign entity. As a result of the change in tax status, we now believe it is more likely than not that a portion of our foreign tax credits will be utilized and, accordingly, adjusted our foreign tax credit valuation allowance in December 2011 which reduced income tax expense by $5.5 for the six months ended March 31, 2012.

As a result of the completion of the audit of the Company’s 2009 federal income tax return, during the three months ended March 31, 2012, the Company adjusted its unrecognized tax benefits which amount was not material.

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

Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance is effective for our interim period ending March 31, 2012 and is required to be applied prospectively. The adoption of this accounting guidance did not have a material impact on our financial statements.

New Accounting Standards Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014) and interim periods within those annual periods. We are currently evaluating the impact of the provisions of the new guidance on our future disclosures.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

4.	Partnership Acquisition of Heritage Propane

On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,598.2 comprising $1,465.6 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1,132.6 (the “Heritage Acquisition”). The cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”). In April 2012, AmeriGas Partners paid $25.5 of additional cash consideration as a result of the Working Capital Adjustment. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.

Pursuant to the Contribution Agreement, the Contributor contributed to AmeriGas Partners a 99.999% limited partner interest in HOLP; a 100% membership interest in Heritage Operating GP, LLC, a Delaware limited liability company and a holder of a 0.001% general partner interest in HOLP; a 99.99% limited partner interest in Titan Energy Partners, L.P., a Delaware limited partnership and the sole member of Titan LLC; and a 100% membership interest in Titan Energy GP, L.L.C., a Delaware limited liability company and holder of a 0.01% general partner interest in Titan Energy Partners, L.P. Immediately prior to the consummation of the Heritage Acquisition, HOLP transferred its interests in all of the net assets constituting HOLP’s cylinder exchange business (“HPX”) to an indirect wholly owned subsidiary of ETP and ETP has agreed to use its best efforts to sell HPX to a third party. In accordance with the Contribution Agreement, to the extent that the gross proceeds of ETP’s sale of HPX exceed $40, AmeriGas Partners will receive a share of such excess and, to the extent such gross proceeds of the sale of HPX are less than such amount, AmeriGas Partners will pay Contributor an amount equal to the shortfall. As a result of the Heritage Acquisition, the General Partner, in order to maintain its general partner interests in AmeriGas Partners and AmeriGas OLP, contributed 934,327 Common Units to the Partnership having a fair value of $41.7. These Common Units were subsequently cancelled.

The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners (the “Issuers”), of $550 principal amount of 6.75% Senior Notes due May 2020 (the “6.75% Notes”) and $1,000 principal amount of 7.00% Senior Notes due May 2022 (the “7.00% Notes”). For further information on the 6.75% Notes and the 7.00% Notes, see Note 10.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

The Condensed Consolidated Balance Sheet at March 31, 2012 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132.6, and total net cash consideration of $1,491.1 which includes $25.5 for the Working Capital Adjustment and cash acquired of $60.7. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired principally long-term intangible and tangible assets. The preliminary purchase price allocation is as follows:

Assets acquired:
Current assets	$281.2
Property, plant & equipment	890.5
Customer relationships (estimated useful life of 15 years)	418.9
Trademarks and tradenames	144.2
Goodwill	1,184.9
Other assets	10.4

Total assets acquired	$2,930.1

Liabilities assumed:
Current liabilities	$(222.9)
Long-term debt	(61.6)
Other noncurrent liabilities	(21.9)

Total liabilities assumed	$(306.4)

Total	$2,623.7

Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce. The tax effects of such goodwill will be realized over a fifteen-year period.

Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Condensed Consolidated Statements of Income, totaled $3.6 and $4.7 for the three and six months ended March 31, 2012, respectively. Through March 31, 2012, we have recorded $404.2 in revenues and approximately $97 in operating income as a result of the Heritage Acquisition.

The results of operations of Heritage Propane are included in the Condensed Consolidated Statements of Income since the Acquisition Date. The following presents unaudited pro forma income statement and earnings per share data as if the Heritage Acquisition had occurred on October 1, 2010:

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Revenues	$2,496.8	$2,730.9	$4,680.0	$4,922.2
Net income attributable to UGI Corporation	$133.4	$157.1	$218.8	$268.2

Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.19	$1.41	$1.95	$2.41
Diluted	$1.18	$1.39	$1.93	$2.38

The unaudited pro forma results of operations reflect Heritage Propane’s historical operating results after giving effect to adjustments directly attributable to the transaction that are expected to have a continuing effect. The unaudited pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had the Heritage Acquisition occurred on the date indicated nor are they necessarily indicative of future operating results.

In accordance with the Contribution Agreement, ETP and the Partnership entered into a transition services agreement and ETP, HPX and the Partnership also entered into a transition services agreement, (collectively, the “TSA”) whereby each party may be a provider and receiver of certain services to the other. The principal services include general business continuity, information technology, accounting, tax and administrative services. Services under the TSA will be provided through the expiration of the term relating to each service or until such time as mutually agreed by the parties. Amounts associated with such services were not material.

5.	Goodwill and Intangible Assets

The Company’s intangible assets comprise the following:

	March 31,	September 30,	March 31,
	2012	2011	2011
Goodwill (not subject to amortization)	$2,795.2	$1,562.2	$1,588.4

Other intangible assets:
Customer relationships, noncompete agreements and other	$693.8	$232.1	$234.6
Trademarks and tradenames (not subject to amortization)	192.0	47.9	50.8

Gross carrying amount	885.8	280.0	285.4
Accumulated amortization	(152.6)	(132.2)	(125.2)

Net carrying amount	$733.2	$147.8	$160.2

The increases in goodwill and other intangible assets during the six months ended March 31, 2012 principally reflect the effects of the Heritage Acquisition and, to a much lesser extent, the Shell Acquisition. Amortization expense of intangible assets was $13.0 and $18.8 for the three and six months ended March 31, 2012, respectively, and $4.9 and $9.6 for the three and six months ended March 31, 2011, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. As of March 31, 2012, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2012 and for the next four fiscal years is as follows: remainder of Fiscal 2012 — $27.4; Fiscal 2013 — $52.7; Fiscal 2014 — $51.7; Fiscal 2015 — $49.7; Fiscal 2016 — $46.4.

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars, except per share amounts)

6.	Segment Information (continued)

Three Months Ended March 31, 2012:

					Reportable Segments
									International Propane
					AmeriGas	Gas	Electric	Midstream &		Flaga &	Corporate
	Total	Elims.			Propane	Utility	Utility	Marketing	Antargaz	Other (b)	& Other (c)
Revenues	$2,427.5	$(43.6)	(d	)	$1,155.6	$319.5	$25.9	$269.0	$445.3	$236.4	$19.4

Cost of sales	$1,526.6	$(42.4)	(d	)	$670.0	$177.5	$15.3	$221.6	$288.6	$185.2	$10.8

Segment profit:
Operating income (loss)	$380.8	$—			$195.0	$85.0	$3.4	$30.6	$60.2	$10.0	$(3.4)
Loss on extinguishment of debt	(13.4)	—			(13.4)	—	—	—	—	—	—
Interest expense	(65.3)	—			(45.1)	(10.1)	(0.6)	(1.3)	(6.9)	(1.2)	(0.1)

Income (loss) before income taxes	$302.1	$—			$136.5	$74.9	$2.8	$29.3	$53.3	$8.8	$(3.5)

Partnership EBITDA (a)					$224.5
Noncontrolling interests’ net income	$93.6	$—			$93.2	$—	$—	$—	$0.4	$—	$—

Depreciation and amortization	$82.8	$—			$44.8	$12.2	$1.0	$3.0	$15.0	$6.4	$0.4

Capital expenditures	$65.3	$—			$23.5	$25.7	$1.3	$5.9	$4.9	$3.9	$0.1
Total assets (at period end)	$10,129.4	$(84.4)			$4,823.8	$2,038.5	$155.4	$643.1	$1,843.3	$548.4	$161.3
Bank loans (at period end)	$190.2	$—			$50.9	$—	$—	$112.0	$—	$27.3	$—
Goodwill (at period end)	$2,795.2	$—			$1,881.3	$182.1	$—	$2.8	$638.5	$83.5	$7.0

Three Months Ended March 31, 2011:

					Reportable Segments
									International Propane
					AmeriGas	Gas	Electric	Midstream &		Flaga &	Corporate
	Total	Elims.			Propane	Utility	Utility	Marketing	Antargaz	Other (b)	& Other (c)
Revenues	$2,181.0	$(92.8)	(d	)	$906.8	$452.5	$31.7	$360.3	$392.7	$111.2	$18.6

Cost of sales	$1,423.9	$(91.9)	(d	)	$564.8	$288.6	$20.2	$305.4	$244.1	$82.1	$10.6

Segment profit:
Operating income (loss)	$357.0	$0.1			$154.6	$100.9	$3.0	$40.8	$60.5	$1.3	$(4.2)
Loss from equity investees	(0.4)	—			—	—	—	—	(0.4)	—	—
Loss on extinguishment of debt	(18.8)	—			(18.8)	—	—	—	—	—	—
Interest expense	(34.3)	—			(16.3)	(10.2)	(0.6)	(0.7)	(5.9)	(0.4)	(0.2)

Income (loss) before income taxes	$303.5	$0.1			$119.5	$90.7	$2.4	$40.1	$54.2	$0.9	$(4.4)

Partnership EBITDA (a)					$157.5
Noncontrolling interests’ net income	$66.2	$—			$65.8	$—	$—	$—	$0.4	$—	$—
Depreciation and amortization	$55.5	$—			$23.2	$12.3	$1.0	$1.9	$12.6	$4.1	$0.4
Capital expenditures	$82.0	$—			$19.3	$17.5	$2.6	$28.2	$10.4	$3.5	$0.5
Total assets (at period end)	$6,894.4	$(89.3)			$1,908.7	$2,045.2	$158.3	$574.5	$1,757.7	$380.8	$158.5
Bank loans (at period end)	$222.1	$—			$194.0	$—	$—	$—	$—	$28.1	$—
Goodwill (at period end)	$1,588.4	$—			$693.9	$180.1	$—	$2.8	$626.6	$78.0	$7.0

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three Months Ended March 31,	2012	2011
Partnership EBITDA (ii)	$224.5	$157.5
Depreciation and amortization	(44.8)	(23.2)
Loss on extinguishment of debt	13.4	18.8
Noncontrolling interests (i)	1.9	1.5

Operating income	$195.0	$154.6

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.
(ii)	Includes $13.4 loss and $18.8 loss, respectively, associated with extinguishments of Partnership debt.
(b)	International Propane—Flaga & Other principally comprises Flaga’s retail distribution businesses, our propane distribution business in China and our propane distribution business in the United Kingdom.
(c)	Corporate & Other results principally comprise UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting business (“HVAC/R”), net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.
(d)	Principally represents the elimination of intersegment transactions among Midstream & Marketing, Gas Utility and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars, except per share amounts)

6.	Segment Information (continued)

Six Months Ended March 31, 2012:

					Reportable Segments
									International Propane
					AmeriGas	Gas	Electric	Midstream &		Flaga &	Corporate
	Total	Elims.			Propane	Utility	Utility	Marketing	Antargaz	Other (b)	& Other (c)
Revenues	$4,116.3	$(96.9)	(d	)	$1,839.4	$574.5	$51.1	$507.8	$746.9	$453.1	$40.4

Cost of sales	$2,628.4	$(94.7)	(d	)	$1,113.8	$319.2	$30.5	$420.4	$464.3	$353.3	$21.6

Segment profit:
Operating income (loss)	$569.1	$—			$255.1	$146.2	$6.6	$54.5	$97.5	$14.4	$(5.2)
Loss from equity investees	(0.1)	—			—	—	—	—	(0.1)	—	—
Loss on extinguishment of debt	(13.4)	—			(13.4)	—	—	—	—	—	—
Interest expense	(101.3)	—			(61.6)	(20.2)	(1.1)	(2.4)	(13.4)	(2.2)	(0.4)

Income (loss) before income taxes	$454.3	$—			$180.1	$126.0	$5.5	$52.1	$84.0	$12.2	$(5.6)

Partnership EBITDA (a)					$308.2

Noncontrolling interests’ net income	$116.7	$—			$116.2	$—	$—	$—	$0.5	$—	$—

Depreciation and amortization	$143.1	$—			$69.0	$24.3	$1.9	$5.8	$29.1	$11.9	$1.1
Capital expenditures	$154.0	$—			$45.1	$47.5	$2.3	$34.0	$16.0	$8.7	$0.4
Total assets (at period end)	$10,129.4	$(84.4)			$4,823.8	$2,038.5	$155.4	$643.1	$1,843.3	$548.4	$161.3
Bank loans (at period end)	$190.2	$—			$50.9	$—	$—	$112.0	$—	$27.3	$—
Goodwill (at period end)	$2,795.2	$—			$1,881.3	$182.1	$—	$2.8	$638.5	$83.5	$7.0

Six Months Ended March 31, 2011:

					Reportable Segments
									International Propane
					AmeriGas	Gas	Electric	Midstream &		Flaga &	Corporate
	Total	Elims.			Propane	Utility	Utility	Marketing	Antargaz	Other (b)	& Other (c)
Revenues	$3,946.6	$(132.9)	(d	)	$1,607.0	$773.6	$60.6	$639.9	$728.7	$230.1	$39.6

Cost of sales	$2,586.5	$(131.2)	(d	)	$1,000.1	$483.5	$38.8	$545.5	$458.7	$169.2	$21.9

Segment profit:
Operating income (loss)	$609.3	$0.2			$246.2	$176.0	$6.6	$68.3	$112.4	$3.4	$(3.8)
Loss from equity investees	(0.6)	—			—	—	—	—	(0.6)	—	—
Loss on extinguishment of debt	(18.8)	—			(18.8)	—	—	—	—	—	—
Interest expense	(67.6)	—			(31.7)	(20.3)	(1.1)	(1.4)	(11.4)	(1.3)	(0.4)

Income (loss) before income taxes	$522.3	$0.2			$195.7	$155.7	$5.5	$66.9	$100.4	$2.1	$(4.2)

Partnership EBITDA (a)					$270.8
Noncontrolling interests’ net income	$108.1	$—			$107.3	$—	$—	$—	$0.8	$—	$—
Depreciation and amortization	$110.8	$—			$45.9	$24.5	$2.0	$3.6	$24.9	$9.0	$0.9
Capital expenditures	$167.6	$—			$40.6	$33.6	$4.1	$62.8	$19.8	$6.0	$0.7
Total assets (at period end)	$6,894.4	$(89.3)			$1,908.7	$2,045.2	$158.3	$574.5	$1,757.7	$380.8	$158.5
Bank loans (at period end)	$222.1	$—			$194.0	$—	$—	$—	$—	$28.1	$—
Goodwill (at period end)	$1,588.4	$—			$693.9	$180.1	$—	$2.8	$626.6	$78.0	$7.0

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Six Months Ended March 31,	2012	2011
Partnership EBITDA (ii)	$308.2	$270.8
Depreciation and amortization	(69.0)	(45.9)
Loss on extinguishment of debt	13.4	18.8
Noncontrolling interests (i)	2.5	2.5

Operating income	$255.1	$246.2

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.
(ii)	Includes $13.4 loss and $18.8 loss, respectively, associated with extinguishments of Partnership debt.
(b)	International Propane—Flaga & Other principally comprises Flaga’s retail distribution businesses, our propane distribution business in China and our propane distribution business in the United Kingdom.
(c)	Corporate & Other results principally comprise UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting business (“HVAC/R”), net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.
(d)	Principally represents the elimination of intersegment transactions among Midstream & Marketing, Gas Utility and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

7.	Energy Services Accounts Receivable Securitization Facility

Energy Services has a $200 receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in April 2013, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility back-up purchasers.

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

During the six months ended March 31, 2012 and 2011, Energy Services transferred trade receivables to ESFC totaling $510.8 and $687.0, respectively. During the six months ended March 31, 2012 and 2011, ESFC sold an aggregate $209.5 and $68.0, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2012, the balance of ESFC receivables was $59.8 and there was $27 sold to the commercial paper conduit. At March 31, 2011, the outstanding balance of ESFC receivables was $86.7 and there were no amounts sold to the commercial paper conduit.

8.	Utility Regulatory Assets and Liabilities and Regulatory Matters

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

	March 31,	September 30,	March 31,
	2012	2011	2011
Regulatory assets:
Income taxes recoverable	$99.2	$97.9	$89.9
Underfunded pension and postretirement plans	146.6	150.7	116.0
Environmental costs	18.2	19.5	22.0
Deferred fuel and power costs	11.0	12.2	8.2
Removal costs, net	11.9	12.3	11.7
Other	8.8	7.8	8.6

Total regulatory assets	$295.7	$300.4	$256.4

Regulatory liabilities:
Postretirement benefits	$12.1	$11.5	$11.2
Environmental overcollections	3.8	4.7	6.8
Deferred fuel and power refunds	12.0	6.6	34.0
State tax benefits—distribution system repairs	6.7	6.3	6.3
Other	0.8	0.7	—

Total regulatory liabilities	$35.4	$29.8	$58.3

Deferred fuel and power—costs and refunds. Gas Utility’s tariffs and Electric Utility’s tariffs contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and default service (“DS”) rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollected costs are classified as a regulatory liability.

Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized (losses) gains on such contracts at March 31, 2012, September 30, 2011 and March 31, 2011 were $(3.1), $(3.1) and $1.5, respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception related to derivative financial instruments. As a result, Electric Utility’s electricity supply contracts are required to be recorded on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities in accordance with Electric Utility’s DS recovery mechanism. At March 31, 2012, September 30, 2011 and March 31, 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $14.7, $8.7 and $10.7, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power—costs or refunds. Unrealized gains on FTRs at March 31, 2012, September 30, 2011 and March 31, 2011 were not material.

Distribution System Improvement Charge. On April 14, 2012, legislation enabling gas and electric utilities in Pennsylvania to seek surcharge recovery of eligible capital investment in distribution system infrastructure improvement projects became effective. The surcharge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC surcharge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures, for up to five percent of distribution rates. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff. We are currently evaluating the potential effect of this legislation on our four regulated utilities. Filings to implement a DSIC surcharge may be filed no earlier than January 2, 2013.

9.	Defined Benefit Pension and Other Postretirement Plans

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$2.1	$2.1	$0.1	$0.1
Interest cost	6.1	6.1	0.2	0.3
Expected return on assets	(6.4)	(6.4)	(0.1)	(0.1)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.1)	(0.2)
Actuarial loss	2.1	1.7	0.1	0.1

Net benefit cost	4.0	3.6	0.2	0.2
Change in associated regulatory liabilities	—	—	0.8	0.8

Net expense	$4.0	$3.6	$1.0	$1.0

			Other
	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$4.3	$4.4	$0.2	$0.2
Interest cost	12.2	12.0	0.5	0.6
Expected return on assets	(12.8)	(12.9)	(0.3)	(0.3)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.2)	(0.3)
Actuarial loss	4.2	4.0	0.2	0.2

Net benefit cost	8.0	7.6	0.4	0.4
Change in associated regulatory liabilities	—	—	1.6	1.6

Net expense	$8.0	$7.6	$2.0	$2.0

Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $22.9 to the Pension Plan during the next twelve months. During the six months ended March 31, 2012 and 2011, the Company made contributions to the Pension Plan of $19.7 and $12.6, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP for postretirement benefits other than pensions. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the six months ended March 31, 2012 and 2011, nor are they expected to be material for all of Fiscal 2012.

We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement plans. We recorded pre-tax expense associated with these plans of $1.4 and $1.2 for the six months ended March 31, 2012 and 2011, respectively.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

10.	Debt

In December 2011, Flaga entered into a €19.1 euro-based variable-rate term loan agreement. Proceeds from the term loan were used, in large part, to fund Flaga’s October 2011 acquisition of Shell’s LPG propane businesses in Finland, Norway, Sweden and Denmark. The term loan matures in October 2016 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 1.175% to 2.525%. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 1.79% by entering into an interest rate swap agreement. The effective interest rate on this term loan at March 31, 2012 was 3.85%.

In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”), issued $550 principal amount of 6.75% Notes due May 2020 and $1,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of an AmeriGas Partners registered public equity offering. The Notes and guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes.

On March 28, 2012, AmeriGas Partners announced that holders of approximately $383.5 in aggregate principal amount of outstanding 6.50% Senior Notes due May 2021 (the “6.50% Notes”), representing approximately 82% of the total $470 principal amount outstanding, had validly tendered their notes in connection with the Partnership’s March 14, 2012 offer to purchase for cash up to $200 of the 6.50% Notes. Tendered 6.50% Notes in the amount of $200 were redeemed on March 28, 2012 at an effective price of 105% using an approximate proration factor of 52.3% of total notes tendered. The Partnership recorded a loss on extinguishment of debt of $13.4 associated with this transaction.

11.	Commitments and Contingencies

Environmental Matters

UGI Utilities

CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At March 31, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $16.8 and $20.9, respectively. We have recorded associated regulatory assets in equal amounts.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At March 31, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.

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

South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that, through control of a subsidiary that owned the plant, UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 in remediation costs and paid $26 in third-party claims relating to the site and estimates that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14. On April 11, 2012, the District Court entered a judgment in favor of UGI Utilities. SCE&G has thirty days from the date of the District Court’s judgment to appeal this decision.

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies. The Northeast Companies alleged that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites in Waterbury, CT (“Waterbury North”). After a trial, on May 22, 2009, the District Court granted judgment in favor of UGI Utilities with respect to the remaining nine sites. On April 13, 2011, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision in favor of UGI Utilities. A second phase of the trial took place in August 2011 to determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. On March 30, 2012, the District Court ruled that a portion of the contamination at Waterbury North was related to UGI Utilities’ period of operation. The appeal period has expired and the District Court’s decision is final. Based upon information currently available, we believe that UGI Utilities’ liability at Waterbury North will not have a material adverse effect on our financial condition.

Omaha, Nebraska. By letter dated October 20, 2011, the City of Omaha and the Metropolitan Utilities District (“MUD”) notified UGI Utilities that they had been requested by the United States Environmental Protection Agency (“EPA”) to remediate a former manufactured gas plant site located in Omaha, Nebraska. According to a report prepared on behalf of the EPA identifying potentially responsible parties, a former subsidiary of a UGI Utilities’ predecessor is identified as an owner and operator of the site. The City of Omaha and MUD have requested that UGI Utilities participate in the cost of remediation for this site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. In addition, UGI Utilities believes that it has strong defenses to any claims that may arise relating to the remediation of this site. By letter dated November 10, 2011, the EPA notified UGI Utilities of its investigation of the site in Omaha, Nebraska and issued an information request to UGI Utilities. On January 17, 2012, UGI Utilities responded to the EPA’s information request and is cooperating with its investigation.

AmeriGas Propane

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

AmeriGas San Bernardino. In July 2001, HOLP acquired a company that had previously received a request for information from the EPA regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred prior to the construction of the facility acquired by HOLP, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). No follow-up correspondence has been received from the EPA on the matter since HOLP’s acquisition of the predecessor company in 2001. Based upon information currently available to HOLP, it is believed that HOLP’s liability if such action were to be taken by the EPA would not have a material adverse effect on our financial condition or results of operations.

Claremont, Chestertown and Bennington. In connection with the Heritage Acquisition on January 12. 2012, a predecessor of Titan LLC is purportedly the beneficial holder of title with respect to three former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites.

Claremont, New Hampshire and Chestertown, Maryland. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

Bennington, Vermont. In 1996, a predecessor company of Titan LLC performed an environmental assessment of its property in Bennington, Vermont and discovered that the site was a former MGP. At that time, Titan LLC’s predecessor informed the company which previously owned and operated the MGP of potential liability under CERCLA. Titan LLC has not received any requests to remediate or provide costs associated with the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) is conducting an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requests documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership believes that it will have good defenses to any claims that may result from this investigation. We are not able to assess the financial impact this investigation or any related claims may have on the Partnership.

Purported Class Action Lawsuit. In 2005, Samuel and Brenda Swiger (the “Swigers”) filed what purports to be a class action in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In this lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Court has not certified the class and, in October 2008, stayed the lawsuit pending resolution of a separate, but related, class action lawsuit filed against AmeriGas OLP in Monongalia County, which was settled in Fiscal 2011. We believe we have good defenses to the claims in this action.

BP America Production Company v. Amerigas Propane, L.P. On July 15, 2011, BP America Production Company (“BP”) filed a complaint against AmeriGas OLP in the District Court of Denver County, Colorado, alleging, among other things, breach of contract and breach of the covenant of good faith and fair dealing relating to amounts billed for certain goods and services provided to BP since 2005 (the “Services”). The Services relate to the installation of propane-fueled equipment and appliances, and the supply of propane, to approximately 400 residential customers at the request of and for the account of BP. The complaint seeks an unspecified amount of direct, indirect, consequential, special and compensatory damages, including attorneys’ fees, costs and interest and other appropriate relief. It also seeks an accounting to determine the amount of the alleged overcharges related to the Services. We have substantially completed our investigation of this matter and, based upon the results of that investigation, we believe we have good defenses to the claims set forth in the complaint and the amount of loss will not have a material impact on our results of operations and financial condition.

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

The following table sets forth changes in UGI’s equity and the equity of the noncontrolling interests for the six months ended March 31, 2012 and 2011:

		UGI Shareholders
				Accumulated
				Other
	Non-			Comprehensive
	controlling	Common	Retained	Income	Treasury	Total
	Interests	Stock	Earnings	(Loss)	Stock	Equity
Six Months Ended March 31, 2012:
Balance September 30, 2011	$213.4	$937.4	$1,085.8	$(17.7)	$(27.8)	$2,191.1
Net income	116.7		220.4			337.1
Net losses on derivative instruments	(22.0)			(58.7)		(80.7)
Reclassifications of net losses on derivative instruments	13.0			31.7		44.7
Benefit plans				0.2		0.2
Foreign currency translation and transaction adjustments				1.7		1.7
Dividends and distributions	(71.6)		(58.3)			(129.9)
AmeriGas Partners Common Unit public offering	276.6					276.6
AmeriGas Common Units issued in connection with Heritage Acquisition	1,132.6					1,132.6
Adjustments to reflect change in ownership of AmeriGas Partners	(321.4)	194.4		1.9		(125.1)
Equity transactions—other	2.5	13.2			2.2	17.9
Other	(0.1)					(0.1)

Balance March 31, 2012	$1,339.7	$1,145.0	$1,247.9	$(40.9)	$(25.6)	$3,666.1

Six Months Ended March 31, 2011:
Balance September 30, 2010	$237.1	$906.1	$966.7	$(10.1)	$(38.2)	$2,061.6
Net income	108.1		262.5			370.6
Net gains on derivative instruments	14.1			22.3		36.4
Reclassifications of net (gains) losses on derivative instruments	(10.8)			24.7		13.9
Benefit plans				2.1		2.1
Foreign currency translation adjustments				24.6		24.6
Dividends and distributions	(45.7)		(55.7)			(101.4)
Equity transactions	0.3	25.4			8.8	34.5
Other	0.8					0.8

Balance March 31, 2011	$303.9	$931.5	$1,173.5	$63.6	$(29.4)	$2,443.1

As a result of the January 2012 issuance of 29,567,362 AmeriGas Partners Common Units to ETP in conjunction with the Heritage Acquisition and related General Partner Common Unit transactions (see Note 4), and the March 2012 issuance of 7,000,000 AmeriGas Partners Common Units pursuant to AmeriGas Partners’ public offering (see Note 16), the Company recorded an increase in UGI Corporation stockholders’ equity (which amount is net of deferred income taxes) and an associated pre-tax decrease in noncontrolling interests equity. The adjustments are included in the table above under the caption “Adjustments to reflect changes in ownership of AmeriGas Partners.”

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

13.	Fair Value Measurements

Derivative Financial Instruments

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2012, September 30, 2011 and March 31, 2011:

	Asset (Liability)
	Quoted Prices
	in Active	Significant
	Markets for	Other
	Identical Assets	Observable	Unobservable
	and Liabilities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$9.8	$1.2	$—	$11.0
Foreign currency contracts	$—	$3.1	$—	$3.1
Liabilities:
Derivative financial instruments:
Commodity contracts	$(41.1)	$(42.2)	$—	$(83.3)
Interest rate contracts	$—	$(53.2)	$—	$(53.2)

September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$3.5	$3.3	$—	$6.8
Foreign currency contracts	$—	$5.3	$—	$5.3
Liabilities:
Derivative financial instruments:
Commodity contracts	$(28.1)	$(16.1)	$—	$(44.2)
Foreign currency contracts	$—	$(3.3)	$—	$(3.3)
Interest rate contracts	$—	$(44.4)	$—	$(44.4)

March 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$2.6	$12.1	$—	$14.7
Foreign currency contracts	$—	$0.3	$—	$0.3
Interest rate contracts	$—	$13.0	$—	$13.0
Liabilities:
Derivative financial instruments:
Commodity contracts	$(10.6)	$(9.8)	$—	$(20.4)
Foreign currency contracts	$—	$(4.0)	$—	$(4.0)
Interest rate contracts	$—	$(0.2)	$—	$(0.2)

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

The fair values of our Level 1 exchange-traded commodity futures and option contracts and non exchange-traded commodity futures and forward contracts are based upon actively-quoted market prices for identical assets and liabilities. The remainder of our derivative financial instruments are designated as Level 2. The fair values of certain non-exchange traded commodity derivatives are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of interest rate contracts and foreign currency contracts are based upon third-party quotes or indicative values based on recent market transactions. There were no transfers between Level 1 and Level 2 during the periods presented.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,611.6 and $3,738.6, respectively. At March 31, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,066.0 and $2,159.9, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).

Financial instruments other than derivative financial instruments, such as our short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk from trade accounts receivable is limited because we have a large customer base which extends across many different U.S. markets and several foreign countries. For information regarding concentrations of credit risk associated with our derivative financial instruments, see Note 14.

14.	Disclosures About Derivative Instruments and Hedging Activities

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

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2012 and 2011, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 11.6 million dekatherms and 21.5 million dekatherms, respectively. At March 31, 2012, the maximum period over which Gas Utility is hedging natural gas market price risk is 19 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with FASB’s guidance in ASC 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 8).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception. Because these contracts no longer qualify for the normal purchases and normal sales exception, the fair value of these contracts are required to be recognized on the balance sheet and measured at fair value. At March 31, 2012 and 2011, the fair values of Electric Utility’s forward purchase power agreements comprising losses of $14.7 and $10.7, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with ASC 980 related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At March 31, 2012 and 2011, the volumes of Electric Utility’s forward electricity purchase contracts was 707.4 million kilowatt hours and 835.5 million kilowatt hours, respectively. At March 31, 2012, the maximum period over which these contracts extend is 26 months.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 8). At March 31, 2012 and 2011, the volumes associated with Electric Utility FTRs totaled 52.2 million kilowatt hours and 138.2 million kilowatt hours, respectively. Midstream & Marketing’s FTRs are recorded at fair value with changes in fair value reflected in cost of sales. At March 31, 2012 and 2011, the volumes associated with Midstream & Marketing’s FTRs totaled 355.8 million kilowatt hours and 257.7 million kilowatt hours, respectively.

In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. In addition, beginning April 1, 2011, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later sale of natural gas or propane. Because the contracts associated with the anticipated sale of stored natural gas or propane do not qualify for hedge accounting treatment, any gains or losses on the derivative contracts are recognized in earnings prior to gains or losses from the sale of the stored gas. At March 31, 2012, the volumes associated with Midstream & Marketing’s natural gas and propane storage NYMEX contracts totaled 4.6 million dekatherms and 1.2 million gallons, respectively. Midstream & Marketing has entered into and may continue to enter into fixed-price propane sales agreements. In order to manage the market price risk relating to substantially all of its fixed-price propane sales agreements, Midstream & Marketing enters into price swap and option contracts.

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

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

At March 31, 2012 and 2011, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

	Volumes
	March 31,
Commodity	2012	2011
LPG (millions of gallons)	146.8	47.3
Natural gas (millions of dekatherms)	22.8	21.9
Electricity calls (millions of kilowatt-hours)	1,793.9	1,516.2
Electricity puts (millions of kilowatt-hours)	153.6	—

At March 31, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 21 months with a weighted average of 8 months; the maximum period over which we are hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 36 months with a weighted average of 12 months; and the maximum period over which we are hedging our exposure to the variability in cash flows associated with electricity price risk (excluding Electric Utility) is 34 months for electricity call contracts, with a weighted average of 9 months, and 21 months for electricity put contracts, with a weighted average of 11 months. At March 31, 2012, the maximum period over which we are economically hedging electricity congestion with FTRs (excluding Electric Utility) is 2 months.

We account for commodity price risk contracts (other than those contracts that are not eligible for hedge accounting and Gas Utility and Electric Utility contracts that are subject to regulatory treatment) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Condensed Consolidated Statements of Income. At March 31, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $71.6.

Interest Rate Risk

Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its variable-rate term loan, and Flaga has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its term loans, in each case through the respective scheduled maturity dates. As of March 31, 2012 and 2011, the total notional amount of existing variable-rate debt subject to interest rate swap agreements was €442.6 and €399.5, respectively.

Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At March 31, 2012 and 2011, the total notional amount of unsettled IRPAs was $173 and $106.5, respectively. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of UGI Utilities’ long-term debt anticipated to occur in September 2013.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

UGI Utilities reclassified pre-tax losses of $0.7 from AOCI into income during the three and six months ended March 31, 2012 as a result of the discontinuance of cash flow hedge accounting for a portion of expected interest payments associated with the issuance of long-term debt originally anticipated to occur in September 2012. Such losses are included in other income, net, on the Condensed Consolidated Statements of Income.

We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At March 31, 2012, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $1.0.

Foreign Currency Exchange Rate Risk

In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 30% of estimated dollar-denominated purchases of LPG forecasted to occur during the heating-season months of October through March. At March 31, 2012 and 2011, we were hedging a total of $63.9 and $69.8 of U.S. dollar-denominated LPG purchases, respectively. At March 31, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 23 months with a weighted average of 13 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At both March 31, 2012 and 2011, we were hedging a total of €14.5 of our euro-denominated net investments. As of March 31, 2012, such foreign currency contracts extend through September 2012.

We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At March 31, 2012, the amount of net gains associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.0. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.

In conjunction with the Shell Acquisition, in September 2011 we entered into foreign currency exchange transactions to economically hedge the U.S. dollar amount of a substantial portion of the associated euro-denominated purchase price. Through the date of their final expiration in October 2011, these contracts were recorded at fair value with gains or losses recorded in other income, net, which amounts for the 2012 six-month period were not material.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

Derivative Financial Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and options contracts generally require cash deposits in margin accounts. At March 31, 2012 and 2011, restricted cash in brokerage accounts totaled $16.8 and $9.6, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at March 31, 2012. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of March 31, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
		Fair Value			Fair Value
	Balance Sheet	March 31,		Balance Sheet	March 31,
	Location	2012	2011	Location	2012	2011
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$4.4	$12.3	Derivative financial instruments and Other noncurrent liabilities	$(65.4)	$(9.7)
Foreign currency contracts	Derivative financial instruments and Other assets	3.1	0.3	Derivative financial instruments and Other noncurrent liabilities	—	(4.0)

Interest rate contracts	Other assets	—	13.0	Derivative financial instruments and Other noncurrent liabilities	(53.2)	(0.2)

Total Derivatives Designated as Hedging Instruments		$7.5	$25.6		$(118.6)	$(13.9)

Derivatives Accounted for under ASC 980:
Commodity contracts	Derivative financial instruments	$—	$1.6	Derivative financial instruments and Other noncurrent liabilities	$(17.9)	$(10.7)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	$6.6	$0.8

Total Derivatives		$14.1	$28.0		$(136.5)	$(24.6)

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interests for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,:

	Gain (Loss)		Gain (Loss)		Location of
	Recognized in		Reclassified from		Gain (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2012	2011	2012	2011	Interests into Income
Cash Flow Hedges:
Commodity contracts	$(49.6)	$6.8	$(43.9)	$(3.0)	Cost of sales
Foreign currency contracts	(2.3)	(4.4)	1.1	0.2	Cost of sales
Interest rate contracts	(2.8)	10.4	(3.2)	(3.5)	Interest expense / other income, net

Total	$(54.7)	$12.8	$(46.0)	$(6.3)

Net Investment Hedges:
Foreign currency contracts	$(0.5)	$(1.0)

	Gain (Loss)				Location of Gain (Loss)
	Recognized in Income				Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Commodity contracts	$0.3	$0.2			Cost of sales
Commodity contracts	0.3	(0.5)			Operating expenses / other income, net

Total	$0.6	$(0.3)

Six Months Ended March 31,:

	Gain (Loss)		Gain (Loss)		Location of
	Recognized in		Reclassified from		Gain (Loss)
	AOCI and		AOCI and Noncontrolling		Reclassified from
	Noncontrolling Interests		Interests into Income		AOCI and Noncontrolling
	2012	2011	2012	2011	Interests into Income
Cash Flow Hedges:
Commodity contracts	$(106.8)	$26.7	$(63.4)	$(23.0)	Cost of sales
Foreign currency contracts	(0.3)	(1.5)	2.0	(0.8)	Cost of sales
Interest rate contracts	(12.5)	24.9	(5.1)	(7.2)	Interest expense / other income, net

Total	$(119.6)	$50.1	$(66.5)	$(31.0)

Net Investment Hedges:
Foreign currency contracts	$—	$(0.6)

	Gain (Loss)		Location of Gain (Loss)
	Recognized in Income		Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Commodity contracts	$3.3	$0.4	Cost of sales
Commodity contracts	0.2	(0.6)	Operating expenses / other income, net
Foreign currency contracts	0.5	—	Other income, net

Total	$4.0	$(0.2)

UGI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(Millions of dollars and euros, except per share amounts)

The amounts of derivative gains or losses representing ineffectiveness were not material for the six months ended March 31, 2012 and 2011.

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

15.	Inventories

Inventories comprise the following:

	March 31,	September 30,	March 31,
	2012	2011	2011
Non-utility LPG and natural gas	$261.5	$222.2	$160.9
Gas Utility natural gas	12.8	95.6	7.9
Materials, supplies and other	73.5	45.2	53.3

Total inventories	$347.8	$363.0	$222.1

At March 31, 2012, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), two of which expire in October 2012 and one of which expires in October 2013. Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.

The carrying values of natural gas storage inventories released under SCAAs with non-affiliates at March 31, 2012, September 30, 2011 and March 31, 2011 comprising 0.6 billion cubic feet (“bcf”), 3.9 bcf and 0.4 bcf of natural gas was $2.9, $19.0 and $1.6, respectively.

16.	Partnership Issuance of Common Units

On March 21, 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of this offering and related capital contributions from the General Partner totaling $279.4 were used to redeem $200 of AmeriGas Partners 6.50% Senior Notes pursuant to a tender offer (see Note 10), to reduce Partnership bank loan borrowings and for general corporate purposes.

UGI CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Information contained in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements use forward-looking words such as “believe,” “plan,” “anticipate,” “continue,” “estimate,” “expect,” “may,” “will,” or other similar words. These statements discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future.

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

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare our results of operations for the three months ended March 31, 2012 (“2012 three-month period”) with the three months ended March 31, 2011 (“2011 three-month period”) and the six months ended March 31, 2012 (“2012 six-month period”) with the six months ended March 31, 2011 (“2011 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 6 to the condensed consolidated financial statements.

Executive Overview

Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.

Results for the 2012 three and six-month periods were affected by the Heritage Acquisition at AmeriGas Partners and the Shell Acquisition at our International Propane business units. On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP which operate ETP’s propane distribution business (collectively referred to as “Heritage Propane”) for total consideration of approximately $2.6 billion, including approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The cash portion of the Heritage Acquisition was financed by the issuance of $1.55 billion face amount of AmeriGas Partners Senior Notes. Results for the 2012 periods reflect Heritage Propane from January 12, 2012 (for more information on the Heritage Acquisition, see Note 4 to the condensed consolidated financial statements). Additionally, our 2012 International Propane results reflect the October 2011 acquisitions of Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden which were acquired for €133.6 million ($179.0 million) in cash.

We recorded net income attributable to UGI Corporation of $133.4 million for the 2012 three-month period compared to net income attributable to UGI Corporation of $149.4 million for the prior-year three-month period. Net income attributable to UGI for the 2012 three-month period and the 2011 three-month period include after-tax losses of $2.2 million and $5.2 million, respectively, associated with AmeriGas Partners’ extinguishments of debt. During the three-months ended March 31, 2012, each of our U.S. business units was negatively affected by record-setting warm temperatures. In addition, the Gas Utility and AmeriGas Propane heating seasons ended abruptly in March 2012 as March temperatures in both service territories were more than 38% warmer than normal. Although our International Propane operations averaged generally at or slightly warmer than normal during the 2012 three-month period due principally to the impact of a period of extremely cold weather in the month of February 2012, temperatures in January and March were significantly warmer than normal. At our Midstream & Marketing business, significantly warmer than normal weather during the 2012 three-month period resulted in lower volumes and margin from natural gas marketing activities. In addition, warmer and less volatile weather patterns experienced during the current-year period reduced capacity management total margin. Unit margins from

UGI CORPORATION AND SUBSIDIARIES

electric generation were below the prior-year period due to lower electricity prices resulting from the warmer weather and lower natural gas prices. The lower electric generation results in the 2012 three-month period also include greater operating and depreciation expenses associated with the repowered Hunlock Station. During the prior-year three-month period, the Hunlock Station was not operating while it was transitioning to a natural gas-fired facility.

During the 2012 six-month period all of our principal business units were negatively affected by temperatures that were substantially warmer than normal and the prior-year. In addition, as previously mentioned the heating season came to an early end at our U.S. and International Propane business units as temperatures in the month of March 2012 were significantly above average.

Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is the euro. During each of the 2012 and 2011 three-month periods, the average un-weighted translation rates were approximately $1.32 and $1.37 per euro, respectively. During each of the 2012 and 2011 six-month periods, the average un-weighted translation rates were approximately $1.33 and $1.36 per euro, respectively. These differences in exchange rates did not have a material impact on International Propane net income.

UGI CORPORATION AND SUBSIDIARIES

2012 three-month period compared to the 2011 three-month period

Net income attributable to UGI Corporation by Business Unit:
	Three Months Ended March 31,				Variance - Favorable (Unfavorable)
(Millions of dollars)	2012	% of Total	2011	% of Total	Amount	%
AmeriGas Propane (a)	$26.2	19.6%	$32.0	21.4%	$(5.8)	(18.1)%
International Propane	50.0	37.5%	35.3	23.6%	14.7	41.6%
Gas Utility	46.3	34.7%	58.4	39.1%	(12.1)	(20.7)%
Electric Utility	1.5	1.1%	1.7	1.1%	(0.2)	(11.8)%
Midstream & Marketing	17.8	13.3%	25.5	17.1%	(7.7)	(30.2)%
Corporate & Other	(8.4)	(6.2)%	(3.5)	(2.3)%	(4.9)	N.M.

Net income attributable to UGI Corporation	$133.4	100.0%	$149.4	100.0%	$(16.0)	(10.7)%

N.M. — Variance is not meaningful.

(a)	2012 and 2011 three-month period net income from AmeriGas Propane include $2.2 million and $5.2 million, respectively, of after-tax losses associated with extinguishments of debt.

AmeriGas Propane:

For the three months ended March 31,	2012	2011	Increase
(Millions of dollars)
Revenues	$1,155.6	$906.8	$248.8	27.4%
Total margin (a)	$485.6	$342.0	$143.6	42.0%
Partnership EBITDA (b)	$224.5	$157.5	$67.0	42.5%
Operating income (b)	$195.0	$154.6	$40.4	26.1%
Retail gallons sold (millions)	389.4	316.3	73.1	23.1%
Degree days—% (warmer) colder than normal (c)	(21.7)%	1.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.
(b)	Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the three months ended March 31, 2012 and 2011 includes pre-tax losses of $13.4 million and $18.8 million, respectively, associated with extinguishments of debt.
(c)	Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Results for the 2012 three-month period reflect the operations of Heritage Propane subsequent to its acquisition by AmeriGas Partners on January 12, 2012. Record warm temperatures in the Partnership’s service territories based upon heating degree-day data averaged 21.7% warmer than normal during the 2012 three-month period and nearly 22% warmer than the prior-year period. The heating season came to an early end in 2012 as temperatures in March averaged more than 38% warmer than normal. Notwithstanding the historically warm weather, retail propane gallons sold were 23.1% higher than in the prior-year period reflecting the impact of the Heritage Acquisition (137.8 million gallons) partially offset by lower volumes sold in our legacy AmeriGas Propane business.

UGI CORPORATION AND SUBSIDIARIES

Retail propane revenues increased $234.6 million during the 2012 three-month period reflecting $404.2 million of incremental revenues from Heritage Propane partially offset by the effects of weather-reduced volumes in AmeriGas Propane’s legacy operations. Wholesale propane revenues decreased $11.4 million principally reflecting lower total wholesale volumes sold. Average daily wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 10% lower in the 2012 three-month period compared to such prices in the 2011 three-month period. Total revenues from fee income and other ancillary sales and services were $25.6 million higher than the prior-year three-month period reflecting Heritage Propane. Total cost of sales increased $105.2 million principally reflecting the effects of the previously mentioned higher retail volumes resulting from the Heritage Propane operations offset in part by the effects of the lower retail and wholesale volumes sold by our legacy AmeriGas Propane operations.

Partnership total margin increased $143.6 million in the 2012 three-month period as propane margin attributable to Heritage Propane ($193.5 million) and higher total margin from ancillary sales and services ($21.1 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from the AmeriGas Propane legacy business resulting from the significantly warmer weather.

Partnership EBITDA in the 2012 three-month period increased $67.0 million principally as a result of the higher total margin ($143.6 million) and a $5.4 million lower loss from extinguishment of debt in the 2012 three-month period partially offset by higher operating and administrative expenses ($81.8 million) primarily attributable to Heritage Propane operations ($78.0 million). Included in the 2012 three-month period operating expenses are $8.1 million of acquisition and transition expenses associated with the Heritage Acquisition. Partnership operating income (which excludes losses on extinguishments of debt) increased $40.4 million reflecting the $67.0 million increase in Partnership EBITDA offset by a $21.6 million increase in depreciation and amortization expense principally associated with Heritage Propane.

International Propane:

For the three months ended March 31,	2012	2011	Increase
(Millions of dollars)
Revenues	$681.7	$503.9	$177.8	35.3%
Total margin (a)	$207.9	$177.7	$30.2	17.0%
Operating income	$70.2	$61.8	$8.4	13.6%
Income before income taxes	$62.1	$55.1	$7.0	12.7%

Retail gallons sold (b)	183.0	133.6	49.4	37.0%
Antargaz degree days—% colder (warmer) than normal	0.2%	(7.0)%	—	—
Flaga degree days—% (warmer) than normal	(3.4)%	(1.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.
(b)	Excludes retail gallons from operations in China.

UGI CORPORATION AND SUBSIDIARIES

International Propane operating results in the 2012 three-month period reflect the operating results of the Shell Acquisition. Based upon heating degree day data, temperatures in our French operations were approximately normal while temperatures in our Flaga eastern and central European operations were slightly warmer than normal. Although temperatures averaged at or slightly warmer than normal, weather patterns were inconsistent as Europe experienced a period of extremely cold weather in the month of February 2012 while temperatures in January and March were significantly warmer than normal. During the 2012 three-month period, the average wholesale commodity price for propane in northwest Europe was approximately 16% higher than in the prior-year period while the average wholesale commodity price for butane was approximately 22% higher than the prior-year period. Retail LPG gallons sold were higher than the prior-year period reflecting approximately 52 million gallons from the Shell Acquisition partially offset by the impact of erratic weather patterns on our legacy operations.

Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is the euro. During the 2012 and 2011 three-month periods, the average un-weighted translation rate was approximately $1.32 and $1.37 per euro, respectively. The difference in rates did not have a material impact on net income attributable to UGI.

International Propane revenues increased $177.8 million reflecting the effects of the Shell Acquisition ($180.4 million) and higher LPG product costs partially offset by the effects of the weaker euro. Cost of sales increased to $473.8 million in the 2012 three-month period from $326.2 million in the prior-year period principally reflecting incremental cost of sales from the Shell Acquisition ($141.4 million) and higher LPG product costs offset in part by the weaker euro.

Total International Propane margin increased $30.2 million reflecting incremental margin from the Shell Acquisition ($39.0 million) offset in part by the volume effects of the erratic weather patterns on our legacy businesses.

International Propane operating income was $8.4 million higher than the prior year principally reflecting the higher total margin ($30.2 million) offset in large part by incremental expenses associated with the acquired Shell businesses, including operating and administrative costs, depreciation and amortization, and Shell Acquisition integration costs. The $7.0 million increase in income before income taxes principally reflects the previously mentioned increase in operating income ($8.4 million) and higher interest expense, principally interest expense on Antargaz’ long-term debt and greater Flaga debt outstanding. Net income from International Propane operations in the 2012 three-month period benefited from a lower estimated annual income tax rate reflecting, in part, the effects of a greater proportion of International Propane tax benefits relative to pre-tax income. Only a portion of the income tax benefit of the lower effective tax rate at our International Propane operations is recognized by the Company in total due to the effects of consolidating tax rate adjustments.

UGI CORPORATION AND SUBSIDIARIES

Gas Utility:

For the three months ended March 31,	2012	2011	Decrease
(Millions of dollars)
Revenues	$319.5	$452.5	$(133.0)	(29.4)%
Total margin (a)	$142.0	$163.9	$(21.9)	(13.4)%
Operating income	$85.0	$100.9	$(15.9)	(15.8)%
Income before income taxes	$74.9	$90.7	$(15.8)	(17.4)%
System throughput—billions of cubic feet (“bcf”)—
Core market	27.1	33.8	(6.7)	(19.8)%
Total	60.7	61.3	(0.6)	(1.0)%
Degree days—% (warmer) colder than normal (b)	(19.3)%	6.6%	—	—

(a)	Total margin represents total revenues less total cost of sales.
(b)	Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory in the 2012 three-month period based upon heating degree days were 19.3% warmer than normal and more than 23% warmer than the prior-year period. The heating season came to an early end in 2012 as temperatures in March were more than 38% warmer than normal. Total distribution system throughput was about equal to last year, notwithstanding the significantly warmer weather, principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Excluding total volumes to interruptible delivery service customers, Gas Utility system throughput declined 8.5 bcf in the 2012 three-month period principally reflecting the effects of the significantly warmer weather on throughput to core market customers (6.7 bcf) and lower firm delivery service volumes. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.

Gas Utility revenues decreased $133.0 million during the 2012 three-month period principally reflecting a decline in revenues from retail core market customers ($89.5 million) and lower revenues from off-system sales ($38.6 million). The decrease in retail core market revenues principally reflects the effects on gas cost recovery revenues of the lower retail core market volumes ($50.4 million) and lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices ($19.3 million). Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $177.5 million in the 2012 three-month period compared with $288.6 million in the prior-year period principally reflecting the lower retail core-market volumes ($50.4 million), lower average PGC rates ($19.3 million) and the effects of the lower off-system sales.

Gas Utility total margin decreased $21.9 million in the 2012 three-month period. The decrease principally reflects a decline in core market margin ($17.4 million) and lower firm delivery service total margin ($3.0 million). Gas Utility total margin in the current-year period includes incremental margin from the August 2011 base rate increase at CPG Gas.

UGI CORPORATION AND SUBSIDIARIES

The decreases in Gas Utility operating income and income before income taxes during the 2012 three-month period principally reflects the decrease in total margin ($21.9 million) and lower operating and administrative expenses including lower storage and customer accounts expenses.

Electric Utility:

For the three months ended March 31,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$25.9	$31.7	$(5.8)	(18.3)%
Total margin (a)	$9.3	$9.7	$(0.4)	(4.1)%
Operating income	$3.4	$3.0	$0.4	13.3%
Income before income taxes	$2.8	$2.4	$0.4	16.7%
Distribution sales—millions of kilowatt hours (“gwh”)	258.6	279.0	(20.4)	(7.3)%

(a)	Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.4 million and $1.8 million during the three-month periods ended March 31, 2012 and 2011, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the condensed consolidated statements of income.

Electric Utility’s kilowatt-hour sales in the 2012 three-month period were 7.3% lower than the prior-year three-month period on heating degree day weather that was 20.0% warmer than normal (compared with weather that was 6.2% colder than normal last year). The significantly warmer weather reduced sales to Electric Utility heating customers. Electric Utility revenues were less than the prior year principally as a result of lower average Default Service (“DS”) rates and, to a lesser extent, the lower sales volumes. Electric Utility cost of sales declined to $15.3 million in the 2012 three-month period compared to $20.2 million in the 2011 three-month period principally reflecting the effects of the lower average DS rates and the effects of the lower sales.

Electric Utility total margin declined $0.4 million in the 2012 three-month period reflecting principally the lower sales.

Notwithstanding the decline in total margin, Electric Utility 2012 three-month period operating income and income before income taxes each increased $0.4 million reflecting lower operating expenses.

Midstream & Marketing:

For the three months ended March 31,	2012	2011	Decrease
(Millions of dollars)
Revenues	$269.0	$360.3	$(91.3)	(25.3)%
Total margin (a)	$47.4	$54.9	$(7.5)	(13.7)%
Operating income	$30.6	$40.8	$(10.2)	(25.0)%
Income before income taxes	$29.3	$40.1	$(10.8)	(26.9)%

(a)	Total margin represents total revenues less total cost of sales.

UGI CORPORATION AND SUBSIDIARIES

Our Midstream & Marketing business was significantly impacted by historically warm and less volatile weather. Midstream & Marketing total revenues decreased $91.3 million in the 2012 three-month period principally reflecting (1) lower revenues from natural gas marketing activities ($84.3 million) reflecting lower average natural gas prices and lower volumes sold due to the warmer weather and (2) lower revenues from capacity management activities due in part to weather that was warmer and much less volatile than the prior year. These revenue decreases were partially offset by 2012 three-month period storage services revenues ($4.2 million). The increase in natural gas storage revenues reflects the previously disclosed April 1, 2011 transfer of natural gas storage assets to Midstream & Marketing.

The $7.5 million decrease in Midstream & Marketing’s total margin principally reflects lower margin from natural gas marketing activities ($6.2 million), lower capacity management total margin ($6.0 million) and, to a much lesser extent, lower electric generation total margin. These decreases were partially offset by margin from storage services. The decrease in natural gas marketing and capacity management margin reflects the effects of the significantly warmer and less volatile 2012 three-month period winter weather.

Midstream & Marketing’s operating income in the 2012 three-month period was $10.2 million lower than the prior-year period reflecting the previously mentioned decrease in total margin ($7.5 million), higher storage services expenses and incremental expenses associated with the repowered Hunlock Station. The Hunlock Station was out of service last year as it transitioned to a natural gas-fired generation station. The decline in income before income taxes reflects the lower operating income ($10.2 million) and greater interest expense principally from Energy Services’ credit facility borrowings. These borrowings were used to return a portion of capital contributions previously made by UGI to fund major Midstream & Marketing capital projects.

Interest Expense and Income Taxes. Our consolidated interest expense was $31.0 million higher in the 2012 three-month period principally reflecting higher AmeriGas Propane interest expense ($28.8 million) principally on debt issued to fund the Heritage Acquisition; greater International Propane interest expense ($1.8 million); and slightly higher Midstream & Marketing interest expense. Our consolidated effective income tax rate for the three months ended March 31, 2012 was slightly lower than in the prior-year period. The lower 2012 consolidated effective tax rate reflects, in part, the effects of the lower International Propane income tax rate on our consolidated effective tax rate.

2012 six-month period compared to the 2011 six-month period

Net income attributable to UGI Corporation by Business Unit:

	Six Months Ended March 31,				Variance - Favorable (Unfavorable)
(Millions of dollars)	2012	% of Total	2011	% of Total	Amount	%
AmeriGas Propane (a)	$38.3	17.4%	$52.6	20.0%	$(14.3)	(27.2%)
International Propane (b)	81.0	36.8%	68.5	26.1%	12.5	18.2%
Gas Utility	77.4	35.1%	97.6	37.2%	(20.2)	(20.7%)
Electric Utility	3.0	1.4%	3.4	1.3%	(0.4)	(11.8%)
Midstream & Marketing	31.7	14.4%	43.6	16.6%	(11.9)	(27.3%)
Corporate & Other	(11.0)	(5.1%)	(3.2)	(1.2%)	(7.8)	N.M.

Net income attributable to UGI Corporation	$220.4	100.0%	$262.5	100.0%	$(42.1)	(16.0%)

N.M. — Variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

(a)	2012 and 2011 six-month period net income from AmeriGas Propane include after-tax losses of $2.2 million and $5.2 million, respectively, associated with extinguishments of debt.
(b)	2012 six-month period net income includes the benefit of $5.5 million related to the realization of previously unrecognized foreign tax credits. 2011 six-month period net income includes $9.4 million of income from a nontaxable reserve reversal at Antargaz associated with the French Competition Authority Matter.

AmeriGas Propane:

For the six months ended March 31,	2012	2011	Increase
(Millions of dollars)
Revenues	$1,839.4	$1,607.0	$232.4	14.5%
Total margin (a)	$725.6	$606.9	$118.7	19.6%
Partnership EBITDA (b)	$308.2	$270.8	$37.4	13.8%
Operating income (b)	$255.1	$246.2	$8.9	3.6%
Retail gallons sold (millions)	610.3	572.7	37.6	6.6%
Degree days—% (warmer) colder than normal (c)	(17.5)%	0.3%	—	—

(a)	Total margin represents total revenues less total cost of sales.
(b)	Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the six months ended March 31, 2012 and 2011 includes pre-tax losses of $13.4 million and $18.8 million, respectively, associated with extinguishments of debt.
(c)	Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska. Prior year data has been adjusted to correct a NOAA error.

Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2012 six-month period averaged approximately 17.5% warmer than normal and 16.9% warmer than the prior-year period. Notwithstanding the extremely warm weather, retail propane gallons sold were 6.6% greater than in the prior-year period reflecting the impact of Heritage Propane (137.8 million gallons) partially offset by lower volumes sold in our legacy AmeriGas Propane business.

Retail propane revenues increased $213.6 million during the 2012 six-month period reflecting $404.2 million of incremental revenues from Heritage Propane partially offset by lower revenues from weather-reduced volumes in AmeriGas Propane’s legacy operations. Wholesale propane revenues decreased $6.9 million principally reflecting lower total wholesale volumes sold. Average daily wholesale propane commodity prices during the six months ended March 31, 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately equal to such prices during the 2011 six-month period. Total revenues from fee income and other ancillary sales and services were $25.7 million higher than the prior-year six-month period reflecting revenues from Heritage Propane. Total cost of sales increased $113.7 million principally reflecting the effects of the previously mentioned retail sales from Heritage Propane offset in part by the lower retail and wholesale volumes sold by our legacy AmeriGas Propane operations.

UGI CORPORATION AND SUBSIDIARIES

Total margin increased $118.7 million in the 2012 six-month period as propane margin attributable to Heritage Propane ($193.5 million) and higher total margin from ancillary sales and services ($22.0 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from the AmeriGas Propane legacy business resulting from the significantly warmer weather.

Partnership EBITDA in the 2012 six-month period increased $37.4 million principally a result of the higher total margin ($118.7 million) and a $5.4 million lower loss from extinguishments of debt in the 2012 six-month period partially offset by higher operating and administrative expenses ($85.3 million) primarily attributable to Heritage Propane operations ($78.0 million). Included in 2012 six-month period operating expenses are $11.9 million of acquisition and transition expenses associated with the Heritage Acquisition. Operating income (which excludes the losses on extinguishments of debt) increased $8.9 million in the 2012 six-month period reflecting the $37.4 million increase in Partnership EBITDA offset by a $23.1 million increase in depreciation and amortization expense principally associated with Heritage Propane.

International Propane:

				Increase
For the six months ended March 31,	2012		2011	(Decrease)
(Millions of dollars)
Revenues	$1,200.0		$958.8	$241.2	25.2%
Total margin (a)	$382.4		$330.9	$51.5	15.6%
Operating income	$111.9	(b)	$115.8	$(3.9)	(3.4)%
Income before income taxes	$96.2	(b)	$102.5	$(6.3)	(6.1)%

Retail gallons sold	347.2		273.2	74.0	27.1%
Antargaz degree days—% (warmer) colder than normal (c)	(9.5)%		1.6%	—	—
Flaga degree days—% (warmer) colder than normal (c)	(4.1)%		2.8%	—	—

(a)	Total margin represents total revenues less total cost of sales.
(b)	Includes $9.4 million from a nontaxable reserve reversal at Antargaz associated with the French Competition Authority Matter.
(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at locations in our International Propane service territories.

International Propane operating results in the 2012 six-month period includes the operating results of the Shell Acquisition. Based upon heating degree day data, temperatures across Europe were significantly warmer than normal and the prior-year period. Weather at Antargaz was approximately 9.5% warmer than normal in the 2012 six-month period compared to weather that was approximately 1.6% colder than normal in the prior-year period. Temperatures in Flaga’s central and eastern European operations were approximately 4.1% warmer than normal in the 2012 six-month period compared to temperatures that were approximately 2.8% colder than normal in the prior-year period. During the 2012 six-month period, the average wholesale commodity price for propane in northwest Europe was approximately 3% higher than such prices in the prior-year period while the average wholesale commodity price for butane was approximately 10% higher than the prior-year period. Retail LPG gallons sold were higher than the prior-year period reflecting an incremental 100 million gallons associated with the Shell Acquisition partially offset by the effects of the warmer and erratic weather on volumes sold in our legacy operations.

UGI CORPORATION AND SUBSIDIARIES

Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is denominated in euros. During the 2012 and 2011 six-month periods, the average un-weighted translation rate was approximately $1.33 and $1.36 per euro, respectively. The difference in exchange rates did not have a significant impact on International Propane net income.

International Propane revenues increased $241.2 million, notwithstanding the effects of the significantly warmer weather, principally reflecting the effects of the Shell Acquisition ($327.5 million) partially offset by lower revenues from our legacy European LPG distribution businesses. Cost of sales increased to $817.6 million in the 2012 six-month period from $627.9 million in the prior-year period principally reflecting incremental cost of sales from the Shell Acquisition ($254.7 million).

Total International Propane margin increased $51.5 million principally reflecting incremental margin from the Shell Acquisition ($72.8 million) partially offset by lower volumes and total margin at our legacy Antargaz and Flaga units resulting from the significantly warmer weather.

International Propane operating income was $3.9 million lower than the prior year principally reflecting the higher total margin ($51.5 million) resulting from the Shell Acquisition more than offset by incremental expenses associated with these acquired businesses including operating and administrative expenses, depreciation and acquisition integration costs. In addition, the prior-year period benefitted from $9.4 million of other income from the reversal at Antargaz of a nontaxable reserve associated with the French Competition Authority Matter. The $6.3 million decrease in income before income taxes principally reflects the previously mentioned decrease in operating income ($3.9 million) and a $2.9 million increase in interest expense principally interest expense on Antargaz’ long-term debt and higher Flaga debt outstanding. Net income from International Propane operations in the 2012 six-month period benefited from a lower International Propane estimated annual effective income tax rate, reflecting the effects of a greater proportion of International Propane tax benefits relative to pre-tax income, and the realization of $5.5 million of previously unrecognized foreign tax credits.

Gas Utility:

For the six months ended March 31,	2012	2011	Decrease
(Millions of dollars)
Revenues	$574.5	$773.6	$(199.1)	(25.7)%
Total margin (a)	$255.3	$290.1	$(34.8)	(12.0)%
Operating income	$146.2	$176.0	$(29.8)	(16.9)%
Income before income taxes	$126.0	$155.7	$(29.7)	(19.1)%
System throughput—bcf—
Core market	46.4	56.9	(10.5)	(18.5)%
Total	109.7	110.2	(0.5)	(0.5)%
Degree days—% (warmer) colder than normal (b)	(16.3)%	7.2%	—	—

(a)	Total margin represents total revenues less total cost of sales.
(b)	Percentage represents deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES

Temperatures in the Gas Utility service territory in the 2012 six-month period based upon heating degree days were 16.3% warmer than normal and approximately 21% warmer than the prior-year period. Total distribution system throughput was about equal to last year, notwithstanding the significantly warmer weather, principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Excluding total volumes to interruptible delivery service customers, Gas Utility system throughput declined 13.9 bcf in the 2012 six-month period principally reflecting the effects of the significantly warmer weather on throughput to core market customers (10.5 bcf) and lower firm delivery service volumes.

Gas Utility revenues decreased $199.1 million during the 2012 six-month period principally reflecting a decline in revenues from retail core market customers ($141.8 million) and lower revenues from off-system sales ($48.4 million). The decrease in retail core market revenues principally reflects the effects on gas cost recovery revenues of the lower retail core market volumes ($82.2 million) and lower average PGC rates resulting from lower natural gas prices ($30.0 million). Gas Utility’s cost of gas was $319.2 million in the 2012 six-month period compared with $483.5 million in the prior-year period reflecting the previously mentioned lower retail core-market sales ($82.2 million), the lower average PGC rates ($30.0 million) and the lower off-system sales.

Gas Utility total margin decreased $34.8 million in the 2012 six-month period. The decrease principally reflects a decrease in core market margin ($27.0 million) and lower firm delivery service total margin ($5.3 million). Gas Utility total margin in the current-year period includes incremental margin from the August 2011 base rate increase at CPG Gas.

The decreases in Gas Utility operating income and income before income taxes during the 2012 six-month period principally reflects the previously mentioned decrease in total margin ($34.8 million) partially offset by lower operating and administrative expenses.

Electric Utility:

For the six months ended March 31,	2012	2011	Decrease
(Millions of dollars)
Revenues	$51.1	$60.6	$(9.5)	(15.7)%
Total margin (a)	$17.8	$18.4	$(0.6)	(3.3)%
Operating income	$6.6	$6.6	$—	0.0%
Income before income taxes	$5.5	$5.5	$—	0.0%
Distribution sales—millions of kilowatt hours (“gwh”)	502.6	529.5	(26.9)	(5.1)%

(a)	Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $2.8 million and $3.4 million during the six-month periods ended March 31, 2012 and 2011, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2012 six-month period were 5.1% lower than in the prior-year six-month period on heating degree day weather that was 21.5% warmer. The significantly warmer weather reduced sales to Electric Utility heating customers. Electric Utility revenues were less than the prior year principally as a result of lower average DS rates and, to a lesser extent, the lower sales volumes. Electric Utility cost of sales declined to $30.5 million in the 2012 six-month period compared to $38.8 million in the 2011 six-month period principally reflecting the effects of the lower average DS rates in the current-year period and the effects of the lower sales.

UGI CORPORATION AND SUBSIDIARIES

Electric Utility total margin declined $0.6 million in the 2012 six-month period principally the result of the lower sales. Electric Utility 2012 six-month period operating income and income before income taxes were unchanged from the prior year as the lower margin was offset by lower operating and administrative expenses.

Midstream & Marketing:

For the six months ended March 31,	2012	2011	Decrease
(Millions of dollars)
Revenues	$507.8	$639.9	$(132.1)	(20.6)%
Total margin (a)	$87.4	$94.4	$(7.0)	(7.4)%
Operating income	$54.5	$68.3	$(13.8)	(20.2)%
Income before income taxes	$52.1	$66.9	$(14.8)	(22.1)%

(a)	Total margin represents total revenues less total cost of sales.

Our Midstream & Marketing business was impacted by significantly warmer than normal temperatures and temperatures that were less volatile than in the 2012 six-month period. Midstream & Marketing total revenues decreased $132.1 million in the 2012 six-month period principally reflecting lower total revenues from natural gas marketing activities ($125.4 million), the result of lower average natural gas prices and lower volumes sold due to the warmer weather and, to a much lesser extent, lower electric generation and capacity management revenues. These decreases were partially offset by greater retail power revenue ($6.1 million), the result of higher sales, and storage services revenues ($7.5 million) the result of the previously disclosed April 1, 2011 transfer of natural gas storage assets to Midstream & Marketing.

The $7.0 million decrease in Midstream & Marketing’s total margin principally reflects lower natural gas marketing total margin ($8.6 million), lower capacity management total margin ($8.4 million) and lower electric generation total margin ($3.7 million) partially offset by greater natural gas storage and retail power margin. The decrease in electric generation total margin principally reflects the effects of lower electricity prices.

Midstream & Marketing’s operating income in the 2012 six-month period was $13.8 million lower than the prior-year period reflecting the decrease in total margin ($7.0 million) and greater operating, administrative and depreciation expenses associated with electric generation assets ($3.3 million), including incremental expenses associated with the repowered Hunlock Station and higher fuel and maintenance expenses associated with the Conemaugh generation station, and greater energy marketing and storage services’ operating and administrative expenses. The decline in income before income taxes reflects the lower operating income ($13.8 million) and greater interest expense principally from Energy Services’ credit facility borrowings.

Interest Expense and Income Taxes. Our consolidated interest expense was $33.7 million higher in the 2012 six-month period principally reflecting higher AmeriGas Propane interest expense ($29.9 million) principally on debt issued to fund the Heritage Acquisition; greater International Propane interest expense ($2.9 million); and slightly higher Midstream & Marketing interest expense. Our consolidated effective income tax rate for the six months ended March 31, 2012 was slightly lower than in the prior-year period. The lower 2012 consolidated effective tax rate reflects, in part, the effects of the lower International Propane income tax rate on our consolidated effective tax rate.

UGI CORPORATION AND SUBSIDIARIES

In addition, current-year income taxes were reduced by $5.5 million as a result of the realization of previously unrecognized foreign tax credits. The prior-year six-month period effective tax rate was reduced by, among other things, the effect of the reversal of the $9.4 million reserve associated with the French Competition Authority Matter at Antargaz which was not subject to tax.

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

Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts restricted from withdrawal, totaled $402.4 million at March 31, 2012 compared with $238.5 million at September 30, 2011. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2012 and September 30, 2011, UGI had $63.3 million and $81.4 million, respectively, of cash and cash equivalents.

The Company’s debt outstanding at March 31, 2012 totaled $3,801.8 million (including current maturities of long-term debt of $68.8 million and bank loan borrowings of $190.2 million) compared to debt outstanding at September 30, 2011 of $2,296.4 million (including current maturities of long-term debt of $47.4 million and bank loan borrowings of $138.7 million). Total debt outstanding at March 31, 2012 consists of (1) $2,414.9 million of Partnership debt; (2) $622.3 million (€466.4 million) of International Propane debt; (3) $640.0 million of UGI Utilities’ debt; (4) $112.1 million of Midstream & Marketing debt; and (5) $12.4 million of other debt.

AmeriGas Partners’ total debt at March 31, 2012 includes $2,270.0 million of AmeriGas Partners’ Senior Notes, $50.9 million of AmeriGas OLP bank loan borrowings and $94 million of other long-term debt including $82.2 million of debt assumed in the Heritage Acquisition. In conjunction with the Heritage Acquisition, in January 2012 the Partnership issued $550 million principal amount of 6.75% Senior Notes due May 2020 and $1.0 billion principal amount of 7.00% Senior Notes due May 2022.

International Propane’s total debt at March 31, 2012 includes $507.0 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $83.5 million (€62.6 million) outstanding under Flaga’s three term loans. Total International Propane debt outstanding at March 31, 2012 also includes combined borrowings of $27.3 million (€20.4 million) outstanding under Flaga’s working capital facilities and $4.5 million (€3.4 million) of other long-term debt.

UGI Utilities’ total debt at March 31, 2012 includes $383 million of Senior Notes and $257 million of its Medium-Term Notes.

UGI CORPORATION AND SUBSIDIARIES

AmeriGas Partners. At March 31, 2012, AmeriGas OLP had a $525 million unsecured credit agreement (“2011 AmeriGas Credit Agreement”). Concurrently with the Heritage Acquisition, on January 12, 2012, the 2011 AmeriGas Credit Agreement was amended to, among other things, increase the total amount available to $525 million from $325 million previously, extend its expiration date to October 2016, and amend certain financial covenants for a limited time period as a result of the Heritage Acquisition. In April 2012, the Credit Agreement was further amended to provide the Partnership greater flexibility in its financial leverage ratio.

At March 31, 2012, there were $50.9 million of borrowings outstanding under the 2011 AmeriGas Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheets. Issued and outstanding letters of credit under the 2011 AmeriGas Credit Agreement, which reduce the amount available for borrowings, totaled $39.2 million at March 31, 2012. Average daily and peak bank loan borrowings outstanding under the 2011 AmeriGas Credit Agreement during the 2012 six-month period were $134.9 million and $239.5 million, respectively. The average daily and peak bank loan borrowings outstanding during the 2011 six-month period were $153.1 million and $235 million, respectively. At March 31, 2012, the Partnership’s available borrowing capacity under the 2011 AmeriGas Credit Agreement was $434.9 million.

The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 from existing cash balances, cash expected to be generated from operations and borrowings available under the 2011 AmeriGas Credit Agreement.

International Propane. Antargaz has a Senior Facilities Agreement with a consortium of banks (“2011 Senior Facilities Agreement”) consisting of a €380 million variable-rate term loan and a €40 million revolving credit facility. Scheduled maturities under the term loan are €38 million due May 2014, €34.2 million due May 2015, and €307.8 million due March 2016. Borrowings under the term loan bear interest at one-, two-, three- or six-month euribor, plus a margin. Antargaz has entered into pay-fixed, receive-variable interest rate swaps to fix the underlying euribor rate of interest on the term loan at an average rate of approximately 2.45% through September 2015 and, thereafter, at a rate of approximately 3.71% through the date of the term loan’s final maturity in March 2016. At March 31, 2012, the effective interest rate on Antargaz’ term loan was 4.66%. Antargaz had no amounts outstanding under revolving credit facilities at March 31, 2012 or 2011.

Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 with cash generated from operations and borrowings under its revolving credit facility.

In December 2011, Flaga entered into a €19.1 million euro-based variable-rate term loan agreement. Proceeds from the term loan were used, in large part, to fund Flaga’s October 2011 acquisition of Shell’s LPG propane businesses in Finland, Norway, Sweden and Denmark. The term loan matures in October 2016 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 1.175% to 2.525%. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 1.79% by entering into an interest rate swap agreement. The effective interest rate on this term loan at March 31, 2012 was 3.85%.

UGI CORPORATION AND SUBSIDIARIES

Flaga has three principal working capital facilities comprising (1) a €46 million multi-currency working capital facility which includes an uncommitted €6 million overdraft facility (the “Flaga 2011 Multi-currency Working Capital Facility”) and (2) two euro-denominated working capital facilities that provide for borrowings and issuances of guarantees totaling €12 million (the “Euro Facilities”). The Flaga 2011 Multi-currency Working Capital Facility expires in September 2014 and the Euro Facilities currently are scheduled to expire in June 2012. Flaga expects to extend the Euro Facilities prior to their expiration. At March 31, 2012 and 2011, there were €16.5 million ($22.1 million) and €18.5 million ($26.2 million) of borrowings outstanding under Flaga’s principal working capital facilities, respectively. These amounts are reflected as bank loans on the Condensed Consolidated Balance Sheets.

Issued and outstanding guarantees, which reduce available borrowings under these facilities, totaled €17.7 million at March 31, 2012. The average daily and peak bank loan borrowings outstanding under Flaga’s principal working capital facilities during the 2012 six-month period were €15.6 million and €17.9 million, respectively. The average daily and peak bank loan borrowings outstanding under Flaga’s principal working capital facilities during the 2011 six-month period were €17.4 million and €23.4 million, respectively.

Flaga’s management believes it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 with cash generated from operations and borrowings available under its working capital facilities.

UGI Utilities. UGI Utilities may borrow up to a total of $300 million under the UGI Utilities Revolving Credit Agreement. The UGI Utilities Revolving Credit Agreement expires in October 2015. At March 31, 2012, there were no amounts outstanding under the UGI Utilities Revolving Credit Agreement. During the 2012 and 2011 six-month periods, average daily bank loan borrowings were $31.9 million and $35.1 million, respectively, and peak bank loan borrowings totaled $70.6 million and $90 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.

UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2012 with cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under the UGI Utilities Revolving Credit Agreement.

Midstream & Marketing. Energy Services has an unsecured credit agreement (“Energy Services Credit Agreement”) with a group of lenders providing for borrowings of up to $170 million (including a $50 million sublimit for letters of credit) which expires in August 2013. There were $85 million of borrowings outstanding under this facility at March 31, 2012. During the six months ended March 31, 2012, Energy Services borrowed $75 million under this facility and made a cash dividend to UGI of $55 million.

Energy Services also has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper. The Receivables Facility expires in April 2013, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts and capital expenditures. Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank.

UGI CORPORATION AND SUBSIDIARIES

During the six months ended March 31, 2012 and 2011, Energy Services transferred trade receivables totaling $510.8 million and $687.0 million, respectively, to ESFC. During the six months ended March 31, 2012 and 2011, ESFC sold an aggregate $209.5 million and $68.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At March 31, 2012, the balance of ESFC receivables was $59.8 million and there was $27 million sold to the commercial paper conduit. At March 31, 2011, the outstanding balance of ESFC receivables was $86.7 million and there were no amounts sold to the commercial paper conduit. During the six months ended March 31, 2012 and 2011, peak amounts sold under the Receivables Facility were $51.5 million and $31.7 million, respectively, and average daily amounts sold were $23.7 million and $2.1 million, respectively.

Midstream & Marketing’s management believes that Midstream & Marketing will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 with cash expected to be generated from operations, borrowings available under the Energy Services Credit Agreement and Receivables Facility, and capital contributions from UGI.

Dividends and Distributions. On April 24, 2012, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.27 per common share or $1.08 per common share on an annual basis. This dividend reflects a 4% increase from the previous quarterly dividend rate of $0.26. The new quarterly dividend rate is effective with the dividend payable on July 1, 2012 to shareholders of record on June 15, 2012.

On April 23, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.80 per Common Unit equal to an annual rate of $3.20 per Common Unit. This distribution reflects an approximate 5% increase from the previous quarterly rate of $0.7625 per Common Unit. The new quarterly rate is effective with the distribution payable on May 18, 2012 to unitholders of record on May 10, 2012. Previously, on January 18, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.7625 per Common Unit equal to an annual rate of $3.05 per Common Unit. This distribution reflected an increase of 3% from the previous quarter’s regular quarterly distribution rate of $0.74 per Common Unit.

Changes in Equity. As a result of the issuance of 29,567,362 AmeriGas Partners Common Units to ETP in conjunction with the Heritage Acquisition and related General Partner Common Unit transactions (see Note 4 to condensed consolidated financial statements), and the issuance of 7,000,000 AmeriGas Partners Common Units pursuant to AmeriGas Partners’ public offering (see Note 16 to condensed consolidated financial statements), during the six months ended March 31, 2012, the Company recorded a $196.3 million increase in UGI Corporation stockholders’ equity (which amount is net of deferred income taxes) and an associated $321.4 million pre-tax decrease in noncontrolling interests equity.

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

Operating Activities. Cash flow provided by operating activities was $334.7 million in the 2012 six-month period compared to $292.1 million in the 2011 six-month period. Cash flow from operating activities before changes in operating working capital was $504.2 million in the 2012 six-month period compared to $560.6 million in the prior-year six-month period. The decrease in cash flow from operating activities before changes in operating working capital reflects in large part the effects of the lower operating results in the 2012 six-month period. Cash required to fund changes in operating working capital totaled $169.5 million in the 2012 six-month period compared to $268.5 million in the prior-year six-month period. The lower cash required to fund changes in operating working capital in the 2012 six-month period largely reflects, among other things, the effects of lower volumes sold due to the warm weather on changes in accounts receivable and the timing of cash receipts from Heritage Propane customers.

Investing Activities. Cash flow used in investing activities was $1,714.0 million in the 2012 six-month period compared with $185.3 million of cash used in the prior-year period principally reflecting the net cash consideration paid for the Heritage Acquisition of approximately $1.4 billion. Cash used for acquisitions of businesses in the 2012 six-month period also includes the acquisition of certain of Shell European LPG businesses.

Financing Activities. Cash flow provided by financing activities was $1,540.2 million in the 2012 six-month period compared with $69.1 million of cash used in the prior-year period. Distributions on AmeriGas Partners publicly held Common Units in the 2012 six-month period increased over the prior-year period reflecting the greater number of Common Units outstanding and higher quarterly per-unit distribution rates. In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Partners issued $550 million principal amount of the 6.75% Notes due 2020 and $1.0 billion principal amount of 7.00% Notes due 2022. During March 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering and used a portion of the net proceeds to repay $200 million of outstanding 6.50% Senior Notes due May 2021, to reduce bank loan borrowings and for general corporate purposes. During the 2011 six-month period AmeriGas Propane redeemed its $415 million 7.25% AmeriGas Partners Senior Notes due 2015 and $14.6 million 8.875% Senior Notes due 2011 with proceeds from the issuance of $470 million of 6.50% AmeriGas Partners Senior Notes due 2021. Also during the prior-year six-month period, Antargaz repaid its €380 million Senior Facilities Agreement with the proceeds from its 2011 Senior Facilities Agreement.

UGI CORPORATION AND SUBSIDIARIES

European LPG Acquisitions

On October 14, 2011, UGI, through subsidiaries, acquired Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden for approximately €133.6 million ($179.0 million) in cash. The acquired businesses delivered a combined approximately 300 million gallons of LPG in 2010. The purchase price for these businesses was funded at the time of acquisition principally from existing cash at UGI including a cash dividend from Midstream & Marketing from borrowings under the Energy Services Credit Agreement.

Partnership Acquisition of Heritage Propane

On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the Heritage Acquisition for total consideration of approximately $2.6 billion comprising $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The Heritage Acquisition was consummated pursuant to the Contribution Agreement, by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.

The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners, of $550 million principal amount of 6.75% Notes and $1.0 billion principal amount of 7.00% Notes. For further information on the 6.75% Notes and 7.00% Notes, see Note 10 to condensed consolidated financial statements.

The results of operations of Heritage Propane are included in the Condensed Consolidated Statements of Income since the Acquisition Date. For more information on the Heritage Acquisition, see Note 4 to condensed consolidated financial statements.

AmeriGas Partners Common Unit Offering and Debt Redemption

On March 21, 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of this offering and related capital contributions from the General Partner totaling $279.4 million were used to redeem $200 million of 6.50% Notes pursuant to a tender offer (as further described below), to reduce Partnership bank loan borrowings and for general corporate purposes.

On March 28, 2012, AmeriGas Partners announced that holders of approximately $383.5 million in aggregate principal amount of outstanding 6.50% Notes, representing approximately 82% of the total $470 million principal amount outstanding, had validly tendered their notes in connection with the Partnership’s March 14, 2012 offer to purchase for cash up to $200 million of the 6.50% Notes. Tendered 6.50% Notes in the amount of $200 million were redeemed on March 28, 2012 at an effective price of 105% using an approximate proration factor of 52.3% of total notes tendered. The Partnership recorded a loss on extinguishment of debt of $13.4 million associated with this transaction.

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

UGI CORPORATION AND SUBSIDIARIES

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

Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2012 were not material.

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

In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge a portion of its anticipated sales of electricity from its electricity generation facilities and also uses NYMEX futures contracts to hedge gross margin associated with the purchase and later sale of natural gas and propane. Midstream & Marketing’s exchange-traded natural gas and electricity futures contracts are traded on the NYMEX. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. Midstream & Marketing has entered into and may continue to enter into fixed-price propane sales agreements. In order to manage the market price risk relating to substantially all of its fixed-price propane sales agreements, Midstream & Marketing enters into price swap and option contracts.

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

UGI CORPORATION AND SUBSIDIARIES

The fair value of unsettled commodity price risk sensitive derivative instruments held at March 31, 2012 (excluding those Gas Utility and Electric Utility commodity derivative instruments which are refundable to or recoverable from customers) was a loss of $54.4 million. A hypothetical 10% adverse change in (1) the market price of LPG and gasoline; (2) the market price of natural gas; and (3) the market price of electricity and electricity transmission congestion charges would increase such loss by $30.3 million at March 31, 2012.

Interest Rate Risk

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows. Our variable-rate debt at March 31, 2012 includes our bank loan borrowings and Antargaz’ and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz and Flaga have effectively fixed the underlying euribor interest rates on their term loans through their scheduled maturity dates through the use of interest rate swaps. At March 31, 2012 combined borrowings outstanding under these variable-rate debt agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled $190.2 million.

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

The fair value of unsettled interest rate risk sensitive derivative instruments held at March 31, 2012 was a loss of $53.2 million. A hypothetical 10% adverse change in the three-month euribor would increase such loss by $7.3 million.

Foreign Currency Exchange Rate Risk

Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are liquidated. At March 31, 2012, the fair value of unsettled net investment hedges was a gain of $1.0 million. With respect to our net investments in our International Propane operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value at March 31, 2012 by approximately $89.4 million, which amount would be reflected in other comprehensive income.

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

UGI CORPORATION AND SUBSIDIARIES

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at March 31, 2012 was a gain of $3.1 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of $8.1 million. Because substantially all of our derivative instruments qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

Derivative Financial Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and option contracts generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At March 31, 2012 and 2011, restricted cash in brokerage accounts totaled $16.8 million and $9.6 million, respectively.

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

(b)	Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, other than changes resulting from the Heritage Acquisition discussed below, no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 12, 2012, AmeriGas Partners acquired Heritage Propane. The Partnership is currently in the process of integrating Heritage Propane’s operations, processes and internal controls. See Note 4 to condensed consolidated financial statements for additional information related to the Heritage Acquisition.

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities, Inc. (“UGI Utilities”) in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former manufactured gas plant (“MGP”) located in Charleston, South Carolina. SCE&G asserts that the plant operated from 1855 to 1954 and alleges that, through control of a subsidiary that owned the plant, UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserts that it has spent approximately $22 million in remediation costs and paid $26 million in third-party claims relating to the site and estimates that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14 million. On April 11, 2012, the District Court entered a judgment in favor of UGI Utilities. SCE&G has thirty days from the date of the District Court’s judgment to appeal this decision.

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies. The Northeast Companies alleged that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites in Waterbury, CT (“Waterbury North”). After a trial, on May 22, 2009, the District Court granted judgment in favor of UGI Utilities with respect to the remaining nine sites. On April 13, 2011, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision in favor of UGI Utilities. A second phase of the trial took place in August 2011 to determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. On March 30, 2012, the District Court ruled that a portion of the contamination at Waterbury North was related to UGI Utilities’ period of operation. The appeal period has expired and the District Court’s decision is final.

San Bernardino. In July 2001, Heritage Operating, L.P. (“HOLP”) acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the “EPA”) regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred long before the facility acquired by HOLP was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). No follow-up correspondence has been received from the EPA on the matter since HOLP’s acquisition of the predecessor company in 2001.

Claremont, New Hampshire and Chestertown, Maryland. By letter dated September 30, 2010, the EPA notified Titan Propane LLC (“Titan LLC”) that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

Bennington, Vermont. In 1996, a predecessor company of Titan LLC performed an environmental assessment of its property in Bennington, Vermont and discovered that the site was a former MGP. At that time, Titan LLC’s predecessor informed the company which previously owned and operated the MGP of potential liability under CERCLA. Titan LLC has not received any requests to remediate or provide costs associated with the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

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

ITEM 6. EXHIBITS

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	SST Service Agreement No. 79133 dated March 29, 2012 between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/12)	10.1

10.2	FSS Service Agreement No. 79028 dated March 29, 2012 between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/12)	10.2

10.3	Description of Oral Compensation Arrangement for Jerry E. Sheridan	AmeriGas Partners, L.P.	Form 8-K (3/3/12)	10.1

10.4	Amendment No. 3 dated as of April 3, 2012 to the Credit Agreement dated as of June 21, 2011, and Amendment No. 1 dated as of April 3, 2012 to Consent dated as of February 3, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.3

UGI CORPORATION AND SUBSIDIARIES

10.5	Amendment No. 4 dated as of April 18, 2012 to the Credit Agreement dated as of June 21, 2011 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and Wells Fargo Bank, National Association, Branch Banking and Trust Company, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Citizens Bank of Pennsylvania, The Bank of New York Mellon, Compass Bank, Manufacturers and Traders Trust Company, Sovereign Bank, TD Bank, N.A. and the other financial institutions from time to time party thereto	AmeriGas Partners, L.P.	Form 8-K (4/18/12)	10.1

10.6	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, As Amended and Restated Effective January 1, 2012	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.5

10.7	Amendment No. 11, dated as of April 19, 2012, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator	UGI	Form 8-K (4/19/12)	10.1

10.8	Form of Change in Control Agreement for Mr. Sheridan Amended and Restated as of May 3, 2012	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6

10.9	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees dated January 1, 2012	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.11

10.10	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors dated as of January 9, 2012

10.11	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees dated January 1, 2012

10.12	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees dated January 1, 2012

10.13	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Utilities Employees dated January 1, 2012

10.14	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees dated January 1, 2012

10.15	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for Utilities Employees dated January 1, 2012

10.16	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors dated as of January 9, 2012

UGI CORPORATION AND SUBSIDIARIES

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

UGI CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)

Date: May 4, 2012	By:	/s/ John L. Walsh
John L. Walsh
President and Chief Operating Officer
(Principal Financial Officer)

Date: May 4, 2012	By:	/s/ Davinder S. Athwal
Davinder S. Athwal
Vice President—Accounting and
Financial Control and
Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.10	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors dated as of January 9, 2012

10.11	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees dated January 1, 2012

10.12	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees dated January 1, 2012

10.13	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Utilities Employees dated January 1, 2012

10.14	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees dated January 1, 2012

10.15	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for Utilities Employees dated January 1, 2012

10.16	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors dated as of January 9, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL.Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.