Form 10-Q
period 2012-06-30
UGI CORP /PA/
filed 2012-08-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
Commission file number 1-11071

UGI CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2668356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 North Gulph Road, King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)
(610) 337-1000
(Registrant’s telephone number, including area code)
______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2012, there were 112,467,512 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2012	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$436.5	$238.5	$317.8
Restricted cash	7.6	17.2	10.2
Accounts receivable (less allowances for doubtful accounts of $45.7, $36.8 and $45.0, respectively)	624.9	546.7	595.7
Accrued utility revenues	15.0	14.8	7.4
Inventories	317.3	363.0	271.6
Deferred income taxes	52.3	44.9	26.8
Utility regulatory assets	2.7	8.6	2.0
Derivative financial instruments	21.6	10.2	10.5
Prepaid expenses and other current assets	59.4	62.2	48.2
Total current assets	1,537.3	1,306.1	1,290.2
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $2,226.8, $2,080.0 and $2,077.1, respectively)	4,188.9	3,204.5	3,216.8
Goodwill	2,756.0	1,562.2	1,612.0
Intangible assets, net	717.7	147.8	159.5
Other assets	452.3	442.7	395.2
Total assets	$9,652.2	$6,663.3	$6,673.7
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$86.1	$47.4	$38.5
Bank loans	187.3	138.7	206.1
Accounts payable	346.0	399.6	338.7
Derivative financial instruments	116.5	49.7	21.2
Other current liabilities	577.4	442.5	430.4
Total current liabilities	1,313.3	1,077.9	1,034.9
Long-term debt	3,475.1	2,110.3	2,039.5
Deferred income taxes	832.8	709.2	678.3
Deferred investment tax credits	4.7	5.0	5.0
Other noncurrent liabilities	589.5	569.8	535.1
Total liabilities	6,215.4	4,472.2	4,292.8
Commitments and contingencies (note 11)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized—300,000,000 shares; issued — 115,623,094, 115,507,094 and 115,507,094 shares, respectively)	1,148.8	937.4	934.9
Retained earnings	1,211.2	1,085.8	1,137.3
Accumulated other comprehensive (loss) income	(77.7)	(17.7)	67.6
Treasury stock, at cost	(24.3)	(27.8)	(28.6)
Total UGI Corporation stockholders’ equity	2,258.0	1,977.7	2,111.2
Noncontrolling interests, principally in AmeriGas Partners	1,178.8	213.4	269.7
Total equity	3,436.8	2,191.1	2,380.9
Total liabilities and equity	$9,652.2	$6,663.3	$6,673.7
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,277.2	$1,105.4	$5,393.5	$5,052.0
Costs and expenses:
Cost of sales (excluding depreciation shown below)	810.2	731.0	3,438.6	3,317.5
Operating and administrative expenses	405.8	304.3	1,191.5	966.4
Utility taxes other than income taxes	3.9	3.6	12.9	13.4
Depreciation	69.5	50.8	191.0	149.0
Amortization	15.1	7.0	36.7	19.6
Other income, net	(8.1)	(8.5)	(27.1)	(40.4)
	1,296.4	1,088.2	4,843.6	4,425.5
Operating (loss) income	(19.2)	17.2	549.9	626.5
Loss from equity investees	(0.1)	(0.2)	(0.2)	(0.8)
Gain (loss) on extinguishments of debt	0.1	—	(13.3)	(18.8)
Interest expense	(61.3)	(35.0)	(162.6)	(102.6)
(Loss) income before income taxes	(80.5)	(18.0)	373.8	504.3
Income tax benefit (expense)	4.0	4.5	(113.2)	(147.2)
Net (loss) income	(76.5)	(13.5)	260.6	357.1
Less: net (loss) income attributable to noncontrolling interests, principally in AmeriGas Partners	70.2	6.3	(46.5)	(101.8)
Net (loss) income attributable to UGI Corporation	$(6.3)	$(7.2)	$214.1	$255.3
(Loss) earnings per common share attributable to UGI stockholders:
Basic	(0.06)	(0.06)	1.90	2.29
Diluted	(0.06)	(0.06)	1.89	2.26
Average common shares outstanding (thousands):
Basic	112,726	112,020	112,484	111,515
Diluted	112,726	112,020	113,295	113,046
Dividends declared per common share	0.27	0.26	0.79	0.76
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(76.5)	$(13.5)	$260.6	$357.1
Net (losses) gains on derivative instruments (net of tax of $9.3, $6.2, $48.6 and $(6.9), respectively)	(63.2)	(10.8)	(143.9)	25.6
Reclassifications of net losses (gains) on derivative instruments (net of tax of $(9.5) $(1.5), $(31.3) and $(18.5), respectively)	24.8	(2.9)	69.5	11.0
Foreign currency adjustments (net of tax of $11.2, $(2.8), $9.7 and $(8.8), respectively)	(35.6)	13.2	(33.9)	37.8
Benefit plans (net of tax of $0.0, $0.0, $(0.2) and $(1.4), respectively)	0.1	—	0.3	2.1
Comprehensive (loss) income	(150.4)	(14.0)	152.6	433.6
Less: comprehensive (loss) income attributable to noncontrolling interests, principally in AmeriGas Partners	107.3	10.8	(0.4)	(100.6)
Comprehensive (loss) income attributable to UGI Corporation	$(43.1)	$(3.2)	$152.2	$333.0
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$260.6	$357.1
Reconcile to net cash from operating activities:
Depreciation and amortization	227.7	168.6
Deferred income taxes, net	9.9	24.8
Provision for uncollectible accounts	21.3	19.8
Net change in realized gains and losses deferred as cash flow hedges	(11.7)	13.8
Loss on extinguishments of debt, net	13.3	18.8
Other, net	2.6	18.4
Net change in:
Accounts receivable and accrued utility revenues	71.2	(93.1)
Inventories	128.1	56.7
Utility deferred fuel costs	8.1	33.0
Accounts payable	(132.2)	(51.3)
Other current assets	22.8	(6.8)
Other current liabilities	(55.5)	(92.6)
Net cash provided by operating activities	566.2	467.2
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(236.0)	(245.3)
Acquisitions of businesses, net of cash acquired	(1,573.7)	(49.6)
Decrease in restricted cash	9.6	24.6
Other	0.1	(1.7)
Net cash used by investing activities	(1,800.0)	(272.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(88.7)	(84.7)
Distributions on AmeriGas Partners Common Units	(126.5)	(69.7)
Issuances of debt	1,550.4	981.5
Repayments of debt	(240.1)	(987.3)
Increase in bank loans	31.0	5.4
Receivables Facility net borrowings (repayments)	18.9	(12.1)
Issuances of UGI Common Stock	12.7	24.9
Issuance of AmeriGas Partners Common Units	276.6	—
Other	0.5	3.4
Net cash provided (used) by financing activities	1,434.8	(138.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3.0)	0.5
Cash and cash equivalents increase	$198.0	$57.1
Cash and cash equivalents:
End of period	$436.5	$317.8
Beginning of period	238.5	260.7
Increase	$198.0	$57.1
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
We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”), and beginning January 12, 2012, also through AmeriGas OLP’s principal operating subsidiaries Heritage Operating, L.P. (“HOLP”) and Titan Propane LLC (“Titan LLC”). AmeriGas OLP, HOLP and Titan LLC are collectively referred to herein as the “Operating Partnerships.” On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), that operated ETP’s propane distribution business (“Heritage Propane”) (see Note 4, “Partnership Acquisition of Heritage Propane”). AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships, and Titan LLC is a Delaware limited liability company. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the "Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At June 30, 2012, the General Partner held a 1% general partner interest and 25.4% limited partner interest in AmeriGas Partners and an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining 73.6% interest in AmeriGas Partners comprises 39,460,280 publicly held Common Units and 29,567,362 Common Units held by ETP as a result of the acquisition of Heritage Propane. On August 1, 2012, Titan LLC merged with and into AmeriGas OLP.
Our wholly owned subsidiary, UGI Enterprises, Inc. (“Enterprises”), through subsidiaries (1) conducts LPG distribution businesses in France and, subsequent to the Shell Acquisition described below, in Belgium, the Netherlands and Luxembourg (collectively “Antargaz”); (2) conducts LPG distribution businesses in 11 central and eastern European countries including, subsequent to the Shell Acquisition, Norway, Sweden and Finland (collectively referred to as “Flaga”); (3) conducts an LPG distribution business in the United Kingdom subsequent to the Shell Acquisition; and (4) conducts an LPG distribution business in the Nantong region of China. On October 14, 2011, UGI, through subsidiaries, acquired Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden for approximately €133.6 ($179.0) in cash (the “Shell Acquisition”). We refer to our foreign LPG operations collectively as “International Propane.” Enterprises, through UGI Energy Services, Inc. (“Energy Services”) and its subsidiaries, conducts an energy marketing, midstream infrastructure, storage and energy services business primarily in the Mid-Atlantic region of the United States. In addition, Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electric generation facilities located in Pennsylvania. The businesses of Energy Services and its subsidiaries, including UGID, are referred to herein collectively as “Midstream & Marketing.” Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region through first-tier subsidiaries (“HVAC/R”).

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2011 (“Company’s 2011 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
Restricted Cash. Restricted cash represents those cash balances in our commodity futures and option brokerage accounts that are restricted from withdrawal.
Earnings Per Common Share. Basic earnings per share attributable to UGI Corporation shareholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Denominator (thousands of shares):
Average common shares outstanding for basic computation	112,726	112,020	112,484	111,515
Incremental shares issuable for stock options and awards	—	—	811	1,531
Average common shares outstanding for diluted computation	112,726	112,020	113,295	113,046
Comprehensive Income. Comprehensive income (loss) comprises net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans, net of associated amortization; and (3) foreign currency translation and intracompany transaction adjustments.
Reclassifications. We have reclassified certain prior-year period balances to conform to the current-period presentation.
Income Taxes. During the three months ended December 31, 2011, the Company changed the U.S. tax status of a foreign entity. As a result of the change in tax status, we now believe it is more likely than not that a portion of our foreign tax credits will be utilized and, accordingly, adjusted our foreign tax credit valuation allowance which reduced income tax expense by $4.7 for the nine months ended June 30, 2012.
As a result of the completion of the audit of the Company’s 2009 federal income tax return, during the nine months ended June 30, 2012, the Company adjusted its unrecognized tax benefits, which amount was not material.
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
Fair Value Measurements. In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance became effective for our interim period ending March 31, 2012 and is required to be applied prospectively. The adoption of this accounting guidance did not have a material impact on our financial statements.
New Accounting Standards Not Yet Adopted
Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines on the basis of qualitative factors that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the value of the asset. The new guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the new guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We plan on adopting the new guidance in the fourth quarter of Fiscal 2012.
Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in ASU 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014) and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

4.	Partnership Acquisition of Heritage Propane

On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

for total consideration of $2,598.2 comprising $1,465.6 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1,132.6 (the “Heritage Acquisition”). The Acquisition Date cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”) and certain excess sales proceeds resulting from ETP's sale of HOLP's former cylinder exchange business (“HPX”). In April 2012, AmeriGas Partners paid $25.5 of additional cash consideration as a result of the Working Capital Adjustment and in June 2012, AmeriGas Partners received $18.9 in cash representing the excess cash proceeds from the sale of HPX. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducts its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.
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

The Condensed Consolidated Balance Sheet at June 30, 2012 reflects a preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132.6, and total net cash consideration of $1,472.2 including cash acquired of $60.7. The Partnership is in the process of obtaining information required to determine the fair values of certain assets and liabilities acquired, principally long-term intangible and tangible assets. The Partnership expects to finalize these amounts by the end of fiscal 2012. The preliminary purchase price allocation is as follows:

Assets acquired:
Current assets	$280.3
Property, plant & equipment	890.5
Customer relationships (estimated useful life of 15 years)	418.9
Trademarks and tradenames	144.2
Goodwill	1,167.5
Other assets	10.4
Total assets acquired	$2,911.8

Liabilities assumed:
Current liabilities	$(223.5)
Long-term debt	(61.6)
Other noncurrent liabilities	(21.9)
Total liabilities assumed	$(307.0)
Total	$2,604.8
Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce. The tax effects of such goodwill will be realized over a fifteen-year period.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses on the Condensed Consolidated Statements of Income, totaled $0.5 and $5.3 for the three and nine months ended June 30, 2012, respectively. The results of operations of Heritage Propane are included in the Condensed Consolidated Statements of Income since the Acquisition Date. As a result of achieving planned strategic operating and marketing milestones, it is impracticable to determine the impact of the Heritage Propane operations on the revenues and earnings of the Company.
The following presents unaudited pro forma income statement and earnings per share data as if the Heritage Acquisition had occurred on October 1, 2010:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012 (As Reported)	2011	2012	2011
Revenues	$1,277.2	$1,335.6	$5,885.2	$6,257.8
Net (loss) income attributable to UGI Corporation	$(6.3)	$(14.0)	$211.4	$253.9
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(0.06)	$(0.12)	$1.88	$2.28
Diluted	$(0.06)	$(0.12)	$1.87	$2.25
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

5.	Goodwill and Intangible Assets

The Company’s intangible assets comprise the following:

	June 30, 2012	September 30, 2011	June 30, 2011
Goodwill (not subject to amortization)	$2,756.0	$1,562.2	$1,612.0
Intangible assets:
Customer relationships, noncompete agreements and other	$689.3	$232.1	$240.6
Trademarks and tradenames (not subject to amortization)	189.6	47.9	51.9
Gross carrying amount	878.9	280.0	292.5
Accumulated amortization	(161.2)	(132.2)	(133.0)
Intangible assets, net	$717.7	$147.8	$159.5
The increases in goodwill and intangible assets during the nine months ended June 30, 2012 principally reflect the effects of the Heritage Acquisition and, to a much lesser extent, the Shell Acquisition. Amortization expense of intangible assets was $12.4 and $31.2 for the three and nine months ended June 30, 2012, respectively, and $5.4 and $15.1 for the three and nine months ended June 30, 2011, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. As of June 30, 2012, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2012 and for the next four fiscal years is as follows: remainder of Fiscal 2012 — $12.8; Fiscal 2013 —

UGI CORPORATION AND SUBSIDIARIES

$51.1; Fiscal 2014 — $49.8; Fiscal 2015 — $47.6; Fiscal 2016 — $45.4.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Three Months Ended June 30, 2012:

				Reportable Segments
								International Propane
	Total	Elims.		AmeriGas Propane	Gas Utility	Electric Utility	Midstream & Marketing	Antargaz	Flaga & Other (b)	Corporate & Other (c)
Revenues	$1,277.2	$(32.2)	(d)	$571.9	$122.3	$20.8	$166.7	$211.8	$193.4	$22.5
Cost of sales	$810.2	$(30.9)	(d)	$334.0	$51.4	$11.3	$145.2	$133.6	$153.0	$12.6
Segment profit:
Operating (loss) income	$(19.2)	$—		$(48.4)	$22.5	$2.6	$4.9	$(1.2)	$2.4	$(2.0)
Loss from equity investees	(0.1)	—		—	—	—	—	(0.1)	—	—
Gain on extinguishments of debt	0.1	—		0.1	—	—	—	—	—	—
Interest expense	(61.3)	—		(41.8)	(9.9)	(0.6)	(1.2)	(6.3)	(1.2)	(0.3)
(Loss) income before income taxes	$(80.5)	$—		$(90.1)	$12.6	$2.0	$3.7	$(7.6)	$1.2	$(2.3)
Partnership EBITDA (a)				$1.8
Noncontrolling interests’ net loss	$(70.2)	$—		$(70.0)	$—	$—	$—	$(0.2)	$—	$—
Depreciation and amortization	$84.6	$—		$49.5	$12.3	$0.9	$3.2	$13.5	$4.7	$0.5
Capital expenditures	$83.7	$—		$25.2	$29.0	$0.9	$13.6	$12.0	$2.8	$0.2
Total assets (at period end)	$9,652.2	$(87.4)		$4,579.5	$2,027.0	$158.8	$616.3	$1,664.7	$513.2	$180.1
Bank loans (at period end)	$187.3	$—		$68.8	$—	$—	$95.0	$—	$23.5	$—
Goodwill (at period end)	$2,756.0	$—		$1,866.7	$182.1	$—	$2.8	$605.0	$92.4	$7.0

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Three Months Ended June 30, 2011:

				Reportable Segments
								International Propane
	Total	Elims.		AmeriGas Propane	Gas Utility	Electric Utility	Midstream & Marketing	Antargaz	Flaga & Other (b)	Corporate & Other (c)
Revenues	$1,105.4	$(40.0)	(d)	$470.8	$148.1	$24.1	$217.1	$161.0	$102.3	$22.0
Cost of sales	$731.0	$(39.1)	(d)	$300.8	$78.8	$14.6	$193.1	$95.3	$74.6	$12.9
Segment profit:
Operating income (loss)	$17.2	$—		$6.7	$17.2	$2.4	$8.4	$(11.4)	$(3.6)	$(2.5)
Loss from equity investees	(0.2)	—		—	—	—	—	(0.2)	—	—
Loss on extinguishments of debt	—	—		—	—	—	—	—	—	—
Interest expense	(35.0)	—		(15.7)	(9.9)	(0.7)	(0.6)	(7.1)	(0.8)	(0.2)
(Loss) income before income taxes	$(18.0)	$—		$(9.0)	$7.3	$1.7	$7.8	$(18.7)	$(4.4)	$(2.7)
Partnership EBITDA (a)				$31.1
Noncontrolling interests’ net loss	$(6.3)	$—		$(6.1)	$—	$—	$—	$(0.2)	$—	$—
Depreciation and amortization	$57.8	$—		$24.5	$11.6	$1.1	$1.8	$13.5	$4.7	$0.6
Capital expenditures	$78.5	$—		$18.6	$20.9	$1.0	$18.7	$12.0	$6.6	$0.7
Total assets (at period end)	$6,673.7	$(81.0)		$1,772.1	$2,002.0	$156.5	$572.2	$1,678.2	$407.3	$166.4
Bank loans (at period end)	$206.1	$—		$176.0	$—	$—	$—	$—	$30.1	$—
Goodwill (at period end)	$1,612.0	$—		$695.8	$180.1	$—	$2.8	$641.1	$85.3	$6.9

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income (loss):

Three Months Ended June 30,	2012	2011
Partnership EBITDA (ii)	$1.8	$31.1
Depreciation and amortization	(49.5)	(24.5)
Gain on extinguishments of debt	(0.1)	—
Noncontrolling interests (i)	(0.6)	0.1
Operating (loss) income	$(48.4)	$6.7

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

(ii)	Includes $0.1 gain associated with extinguishments of Partnership debt in 2012.

(b)
International Propane—Flaga & Other principally comprises Flaga’s retail distribution businesses, our propane distribution business in China and our propane distribution business in the United Kingdom.

(c)
Corporate & Other results principally comprise HVAC/R, net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

(d)	Principally represents the elimination of intersegment transactions among Midstream & Marketing, Gas Utility and AmeriGas Propane.

Nine Months Ended June 30, 2012:

				Reportable Segments
								International Propane
	Total	Elims.		AmeriGas Propane	Gas Utility	Electric Utility	Midstream & Marketing	Antargaz	Flaga & Other (b)	Corporate & Other (c)
Revenues	$5,393.5	$(129.1)	(d)	$2,411.3	$696.8	$71.9	$674.5	$958.7	$646.5	$62.9
Cost of sales	$3,438.6	$(125.6)	(d)	$1,447.8	$370.6	$41.8	$565.6	$597.9	$506.3	$34.2
Segment profit:
Operating income (loss)	$549.9	$—		$206.7	$168.7	$9.2	$59.4	$96.3	$16.8	$(7.2)
Loss from equity investees	(0.2)	—		—	—	—	—	(0.2)	—	—
Loss on extinguishments of debt	(13.3)	—		(13.3)	—	—	—	—	—	—
Interest expense	(162.6)	—		(103.4)	(30.1)	(1.7)	(3.6)	(19.7)	(3.4)	(0.7)
Income (loss) before income taxes	$373.8	$—		$90.0	$138.6	$7.5	$55.8	$76.4	$13.4	$(7.9)
Partnership EBITDA (a)				$310.0
Noncontrolling interests’ net income	$46.5	$—		$46.2	$—	$—	$—	$0.3	$—	$—
Depreciation and amortization	$227.7	$—		$118.5	$36.6	$2.8	$9.0	$42.6	$16.6	$1.6
Capital expenditures	$237.7	$—		$70.3	$76.5	$3.2	$47.6	$28.0	$11.5	$0.6
Total assets (at period end)	$9,652.2	$(87.4)		$4,579.5	$2,027.0	$158.8	$616.3	$1,664.7	$513.2	$180.1
Bank loans (at period end)	$187.3	$—		$68.8	$—	$—	$95.0	$—	$23.5	$—
Goodwill (at period end)	$2,756.0	$—		$1,866.7	$182.1	$—	$2.8	$605.0	$92.4	$7.0

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Nine Months Ended June 30, 2011:

				Reportable Segments
								International Propane
	Total	Elims.		AmeriGas Propane	Gas Utility	Electric Utility	Midstream & Marketing	Antargaz	Flaga & Other (b)	Corporate & Other (c)
Revenues	$5,052.0	$(172.9)	(d)	$2,077.8	$921.7	$84.7	$857.0	$889.7	$332.4	$61.6
Cost of sales	$3,317.5	$(170.3)	(d)	$1,300.9	$562.3	$53.4	$738.6	$554.0	$243.8	$34.8
Segment profit:
Operating income (loss)	$626.5	$0.2		$252.9	$193.2	$9.0	$76.7	$101.0	$(0.2)	$(6.3)
Loss from equity investees	(0.8)	—		—	—	—	—	(0.8)	—	—
Loss on extinguishments of debt	(18.8)	—		(18.8)	—	—	—	—	—	—
Interest expense	(102.6)	—		(47.4)	(30.2)	(1.8)	(2.0)	(18.5)	(2.1)	(0.6)
Income (loss) before income taxes	$504.3	$0.2		$186.7	$163.0	$7.2	$74.7	$81.7	$(2.3)	$(6.9)
Partnership EBITDA (a)				$301.9
Noncontrolling interests’ net income	$101.8	$—		$101.2	$—	$—	$—	$0.6	$—	$—
Depreciation and amortization	$168.6	$—		$70.4	$36.1	$3.1	$5.4	$38.4	$13.7	$1.5
Capital expenditures	$246.1	$—		$59.2	$54.5	$5.1	$81.5	$31.8	$12.6	$1.4
Total assets (at period end)	$6,673.7	$(81.0)		$1,772.1	$2,002.0	$156.5	$572.2	$1,678.2	$407.3	$166.4
Bank loans (at period end)	$206.1	$—		$176.0	$—	$—	$—	$—	$30.1	$—
Goodwill (at period end)	$1,612.0	$—		$695.8	$180.1	$—	$2.8	$641.1	$85.3	$6.9

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Nine Months Ended June 30,	2012	2011
Partnership EBITDA (ii)	$310.0	$301.9
Depreciation and amortization	(118.5)	(70.4)
Loss on extinguishment of debt	13.3	18.8
Noncontrolling interests (i)	1.9	2.6
Operating income	$206.7	$252.9

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(ii)	Includes $13.3 loss and $18.8 loss, respectively, associated with extinguishments of Partnership debt.

(b)	International Propane—Flaga & Other principally comprises Flaga’s retail distribution businesses, our propane distribution business in China and our propane

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

distribution business in the United Kingdom.

(c)
Corporate & Other results principally comprise HVAC/R, net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, assets of HVAC/R and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

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
During the nine months ended June 30, 2012 and 2011, Energy Services transferred trade receivables to ESFC totaling $674.4 and $923.5, respectively. During the nine months ended June 30, 2012 and 2011, ESFC sold an aggregate $266.5 and $68.0, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2012, the balance of ESFC receivables was $41.0 and there was $10.0 sold to the commercial paper conduit. At June 30, 2011, the outstanding balance of ESFC receivables was $50.9 and there were no amounts sold to the commercial paper conduit.

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

	June 30, 2012	September 30, 2011	June 30, 2011
Regulatory assets:
Income taxes recoverable	$99.9	$97.9	$92.7
Underfunded pension and postretirement plans	144.6	150.7	116.0
Environmental costs	16.6	19.5	20.7
Deferred fuel and power costs	9.8	12.2	7.8
Removal costs, net	11.8	12.3	11.2
Other	8.3	7.8	8.9
Total regulatory assets	$291.0	$300.4	$257.3
Regulatory liabilities:
Postretirement benefits	$12.3	$11.5	$11.6
Environmental overcollections	3.7	4.7	6.2
Deferred fuel and power refunds	10.3	6.6	22.4
State tax benefits—distribution system repairs	7.0	6.3	6.2
Other	0.7	0.7	—
Total regulatory liabilities	$34.0	$29.8	$46.4
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized gains (losses) on such contracts at June 30, 2012, September 30, 2011 and June 30, 2011 were $0.3, $(3.1) and $(1.1), respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception related to derivative financial instruments. As a result, Electric Utility’s electricity supply contracts are required to be recorded on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities in accordance with Electric Utility’s DS recovery mechanism. At June 30, 2012, September 30, 2011 and June 30, 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $13.1, $8.7 and $10.1, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power—costs or refunds. Unrealized gains on FTRs at June 30, 2012, September 30, 2011 and June 30, 2011 were not material.

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

Net periodic pension expense and other postretirement benefit costs include the following components:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$2.1	$2.1	$0.1	$0.1
Interest cost	6.1	6.1	0.2	0.3
Expected return on assets	(6.4)	(6.4)	(0.1)	(0.1)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.1)	(0.2)
Actuarial loss	2.1	1.7	0.1	0.1
Net benefit cost	4.0	3.6	0.2	0.2
Change in associated regulatory liabilities	—	—	0.8	0.8
Net expense	$4.0	$3.6	$1.0	$1.0
			Other
	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$6.4	$6.6	$0.3	$0.4
Interest cost	18.3	18.1	0.8	0.8
Expected return on assets	(19.2)	(19.4)	(0.4)	(0.4)
Amortization of:
Prior service cost (benefit)	0.2	0.2	(0.3)	(0.5)
Actuarial loss	6.3	5.7	0.3	0.3
Net benefit cost	12.0	11.2	0.7	0.6
Change in associated regulatory liabilities	—	—	2.3	2.4
Net expense	$12.0	$11.2	$3.0	$3.0
Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for pension benefits equal to at least the minimum contribution required by ERISA. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $24 to the Pension Plan during the next twelve months. During the nine months ended June 30, 2012 and 2011, the Company made contributions to the Pension Plan of $25.4 and $16.7, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP for postretirement benefits other than pensions. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the nine months ended June 30, 2012 and 2011, nor are they expected to be material for all of Fiscal 2012.
We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement plans. We recorded pre-tax expense associated with these plans of $2.1 and $2.2 for the nine months ended June 30, 2012 and 2011, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

10.	Debt

In December 2011, Flaga entered into a €19.1 euro-based variable-rate term loan agreement. Proceeds from the term loan were used, in large part, to fund Flaga’s October 2011 acquisition of Shell’s LPG propane businesses in Finland, Norway, Sweden and Denmark. The term loan matures in October 2016 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 1.175% to 2.525%. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 1.79% by entering into an interest rate swap agreement. The effective interest rate on this term loan at June 30, 2012 was 3.85%.
In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550 principal amount of 6.75% Notes due May 2020 and $1,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016 and to redeem the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of an AmeriGas Partners registered public equity offering. The Notes and guarantees rank equal in right of payment with all of AmeriGas Partners’ existing senior notes.
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
During June 2012, AmeriGas Partners repurchased approximately $19.2 aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net gain on extinguishment of debt associated with this transaction, which amount was not material.

11.	Commitments and Contingencies

Environmental Matters
UGI Utilities
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At June 30, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $15.8 and $20.1, respectively. We have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG Gas and PNG Gas are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At June 30, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.
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
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former MGP located in Charleston, South Carolina. SCE&G asserted that the plant operated from 1855 to 1954 and alleged that, through control of a subsidiary that owned the plant, UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserted that it has spent approximately $22 in remediation costs and paid $26 in third-party claims relating to the site and estimated that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14. On April 11, 2012, the District Court entered a judgment in favor of UGI Utilities. The appeal period has expired and the District Court's decision is final.
Frontier Communications Company v. UGI Utilities, Inc. et al. In April 2003, Citizens Communications Company, now known as Frontier Communications Company (“Frontier”), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the City of Bangor, Maine (“City”) sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier’s predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that they are responsible for an equitable share of any clean up costs Frontier would be required to pay to the City. Frontier alleged that through ownership and control of a subsidiary, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. UGI Utilities filed a motion for summary judgment with respect to Frontier’s claims. On October 19, 2010, the magistrate judge recommended the Court grant UGI Utilities’ motion. On November 19, 2010, the Court affirmed the recommended decision of the magistrate judge granting summary judgment in favor of UGI Utilities. On July 1, 2011, Frontier appealed the Court’s decision to the United States Court of Appeals for the First Circuit. On May 8, 2012, Frontier's appeal was voluntarily dismissed.
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

Yankee Gas Services Company and Connecticut Light and Power Company v. UGI Utilities, Inc. On September 11, 2006, UGI Utilities received a complaint filed by Yankee Gas Services Company and Connecticut Light and Power Company, subsidiaries of Northeast Utilities (together the “Northeast Companies”), in the United States District Court for the District

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

of Connecticut seeking contribution from UGI Utilities for past and future remediation costs related to MGP operations on thirteen sites owned by the Northeast Companies. The Northeast Companies alleged that UGI Utilities controlled operations of the plants from 1883 to 1941 through control of former subsidiaries that owned the MGPs. The Northeast Companies subsequently withdrew their claims with respect to three of the sites and UGI Utilities acknowledged that it had operated one of the sites in Waterbury, Connecticut (“Waterbury North”). After a trial, on May 22, 2009, the District Court granted judgment in favor of UGI Utilities with respect to the remaining nine sites. On April 13, 2011, the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision in favor of UGI Utilities. A second phase of the trial took place in August 2011 to determine what, if any, contamination at Waterbury North is related to UGI Utilities’ period of operation. On March 30, 2012, the District Court ruled that a portion of the contamination at Waterbury North was related to UGI Utilities’ period of operation. The appeal period has expired and the District Court’s decision is final. Based upon information currently available, we believe that UGI Utilities’ liability at Waterbury North will not have a material adverse effect on our financial condition.
Omaha, Nebraska. By letter dated October 20, 2011, the City of Omaha and the Metropolitan Utilities District (“MUD”) notified UGI Utilities that they had been requested by the United States Environmental Protection Agency (“EPA”) to remediate a former manufactured gas plant site located in Omaha, Nebraska. According to a report prepared on behalf of the EPA identifying potentially responsible parties, a former subsidiary of a UGI Utilities’ predecessor is identified as an owner and operator of the site. The City of Omaha and MUD have requested that UGI Utilities participate in the cost of remediation for this site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. In addition, UGI Utilities believes that it has strong defenses to any claims that may arise relating to the remediation of this site. By letter dated November 10, 2011, the EPA notified UGI Utilities of its investigation of the site in Omaha, Nebraska and issued an information request to UGI Utilities. UGI Utilities responded to the EPA’s information request on January 17, 2012 and is cooperating with its investigation.
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
Claremont, Chestertown and Bennington. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan LLC is purportedly the beneficial holder of title with respect to three former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites.
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
Bennington, Vermont. In 1996, a predecessor company of Titan LLC performed an environmental assessment of its property in Bennington, Vermont and discovered that the site was a former MGP. At that time, Titan LLC’s predecessor informed the company that previously owned and operated the MGP of potential liability under CERCLA. Titan LLC has not received any requests to remediate or provide costs associated with the site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) is conducting an antitrust and consumer protection investigation into certain practices of the Partnership that relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requests documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership believes that it will have good defenses to any claims that may result from this investigation. We are not able to assess the financial impact this investigation or any related claims may have on the Partnership.
Purported Class Action Lawsuit. In 2005, Samuel and Brenda Swiger (the “Swigers”) filed what purports to be a class action lawsuit in the Circuit Court of Harrison County, West Virginia against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In this lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Court has not certified the class and, in October 2008, stayed the lawsuit pending resolution of a separate, but related, class action lawsuit filed against AmeriGas OLP in Monongalia County, which was settled in Fiscal 2011. We believe we have good defenses to the claims in this action.
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

The following table sets forth changes in UGI’s equity and the equity of the noncontrolling interests for the nine months ended June 30, 2012 and 2011:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

		UGI Shareholders
	Non- controlling Interests	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Nine Months Ended June 30, 2012:
Balance September 30, 2011	$213.4	$937.4	$1,085.8	$(17.7)	$(27.8)	$2,191.1
Net income	46.5		214.1			260.6
Net losses on derivative instruments	(69.8)			(74.1)		(143.9)
Reclassifications of net losses on derivative instruments	23.7			45.8		69.5
Benefit plans				0.3		0.3
Foreign currency translation and transaction adjustments				(33.9)		(33.9)
Dividends and distributions	(126.8)		(88.7)			(215.5)
AmeriGas Partners Common Unit public offering	276.6					276.6
AmeriGas Common Units issued in connection with Heritage Acquisition	1,132.6					1,132.6
Adjustments to reflect change in ownership of AmeriGas Partners	(321.4)	194.4		1.9		(125.1)
Equity transactions—other	4.7	17.0			3.5	25.2
Other	(0.7)					(0.7)
Balance June 30, 2012	$1,178.8	$1,148.8	$1,211.2	$(77.7)	$(24.3)	$3,436.8
Nine Months Ended June 30, 2011:
Balance September 30, 2010	$237.1	$906.1	$966.7	$(10.1)	$(38.2)	$2,061.6
Net income	101.8		255.3			357.1
Net gains on derivative instruments	14.8			10.8		25.6
Reclassifications of net (gains) losses on derivative instruments	(16.0)			27.0		11.0
Benefit plans				2.1		2.1
Foreign currency translation adjustments				37.8		37.8
Dividends and distributions	(69.7)		(84.7)			(154.4)
Equity transactions	0.5	28.8			9.6	38.9
Other	1.2					1.2
Balance June 30, 2011	$269.7	$934.9	$1,137.3	$67.6	$(28.6)	$2,380.9
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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of June 30, 2012, September 30, 2011 and June 30, 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
June 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$5.1	$12.3	$—	$17.4
Foreign currency contracts	$—	$7.1	$—	$7.1
Liabilities:
Derivative financial instruments:
Commodity contracts	$(18.0)	$(102.0)	$—	$(120.0)
Interest rate contracts	$—	$(67.0)	$—	$(67.0)
September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$3.5	$3.3	$—	$6.8
Foreign currency contracts	$—	$5.3	$—	$5.3
Liabilities:
Derivative financial instruments:
Commodity contracts	$(28.1)	$(16.1)	$—	$(44.2)
Foreign currency contracts	$—	$(3.3)	$—	$(3.3)
Interest rate contracts	$—	$(44.4)	$—	$(44.4)
June 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$0.6	$10.1	$—	$10.7
Foreign currency contracts	$—	$—	$—	$—
Interest rate contracts	$—	$5.0	$—	$5.0
Liabilities:
Derivative financial instruments:
Commodity contracts	$(12.2)	$(11.6)	$—	$(23.8)
Foreign currency contracts	$—	$(6.1)	$—	$(6.1)
Interest rate contracts	$—	$(3.6)	$—	$(3.6)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (excluding current maturities of long-term debt) approximate their fair values because of their short-term nature. At June 30, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,561.2 and $3,730.7, respectively. At June 30, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,078.0 and $2,170.4, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).
Financial instruments other than derivative financial instruments, such as our short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit our credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk from trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and several foreign countries. For information regarding concentrations of credit risk associated with our derivative financial instruments, see Note 14.

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

Commodity Price Risk
In order to manage market price risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership, certain other domestic business units and our International Propane operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases. In addition, the Partnership from time to time enters into price swap and option agreements to reduce short-term commodity price volatility and to provide market price risk support to some of its wholesale customers. These agreements are not designated as hedges for accounting purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At June 30, 2012 and 2011, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 13.2 million dekatherms and 18.6 million dekatherms, respectively. At June 30, 2012, the maximum period over which Gas Utility is hedging natural gas

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

market price risk is 16 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with FASB’s guidance in ASC 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 8).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception. Because these contracts no longer qualify for the normal purchases and normal sales exception, the fair values of these contracts are required to be recognized on the balance sheet and measured at fair value. At June 30, 2012 and 2011, the fair values of Electric Utility’s forward purchase power agreements comprising losses of $13.1 and $10.1, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with ASC 980 related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At June 30, 2012 and 2011, the volumes of Electric Utility’s forward electricity purchase contracts was 654.7 million kilowatt hours and 874.4 million kilowatt hours, respectively. At June 30, 2012, the maximum period over which these contracts extend is 23 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains Financial Transmission Rights ("FTRs") through an annual PJM Interconnection (“PJM”) allocation process and by purchases of FTRs at monthly PJM auctions. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of 14 eastern and midwestern states. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 8). At June 30, 2012 and 2011, the volumes associated with Electric Utility FTRs totaled 261.0 million kilowatt hours and 287.3 million kilowatt hours, respectively. Midstream & Marketing’s FTRs are recorded at fair value with changes in fair value reflected in cost of sales. At June 30, 2012 and 2011, the volumes associated with Midstream & Marketing’s FTRs totaled 1,285.5 million kilowatt hours and 1,955.2 million kilowatt hours, respectively.
In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. In addition, beginning April 1, 2011, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later sale of natural gas or propane. Because the contracts associated with the anticipated sale of stored natural gas or propane do not qualify for hedge accounting treatment, any gains or losses on the derivative contracts are recognized in earnings prior to gains or losses from the sale of the stored gas. At June 30, 2012, the volumes associated with Midstream & Marketing’s natural gas and propane storage NYMEX contracts totaled 4.1 million dekatherms and 2.2 million gallons, respectively. Midstream & Marketing has entered into and may continue to enter into fixed-price propane sales agreements. In order to manage the market price risk relating to substantially all of its fixed-price propane sales agreements, Midstream & Marketing enters into price swap and option contracts.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.

At June 30, 2012 and 2011, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

	Volumes
	June 30,
Commodity	2012	2011
LPG (millions of gallons)	231.9	145.0
Natural gas (millions of dekatherms)	21.2	21.2
Electricity calls (millions of kilowatt-hours)	1,688.4	1,318.0
Electricity puts (millions of kilowatt-hours)	131.8	117.2
At June 30, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 29 months with a weighted average of 7 months; the maximum period over which we are hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 41 months with a weighted average of 11 months; and the maximum period over which we are hedging our exposure to the variability in cash flows associated with electricity price risk (excluding Electric Utility) is 33 months for electricity call contracts, with a weighted average of 9 months, and 18 months for electricity put contracts, with a weighted average of 10 months. At June 30, 2012, the maximum period over which we are economically hedging electricity congestion with FTRs (excluding Electric Utility) is 11 months.
We account for commodity price risk contracts (other than those contracts that are not eligible for hedge accounting and Gas Utility and Electric Utility contracts that are subject to regulatory treatment) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Condensed Consolidated Statements of Income. At June 30, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $99.1.
Interest Rate Risk
Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its variable-rate term loan, and Flaga has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its term loans, in each case through the respective scheduled maturity dates. As of June 30, 2012 and 2011, the total notional amount of existing variable-rate debt subject to interest rate swap agreements was €441.9 and €398.8, respectively.
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At June 30, 2012 and 2011, the total notional amount of unsettled IRPAs was $173. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of UGI Utilities’ long-term debt anticipated to occur in September 2013.
UGI Utilities reclassified pre-tax losses of $0.7 from AOCI into income during the nine months ended June 30, 2012 as a result of the discontinuance of cash flow hedge accounting for a portion of expected interest payments associated with the issuance of long-term debt originally anticipated to occur in September 2012. Such losses are included in other income, net, on the Condensed Consolidated Statements of Income.
We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At June 30, 2012, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $0.9.
Foreign Currency Exchange Rate Risk

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 30% of estimated dollar-denominated purchases of LPG forecasted to occur during the heating-season months of October through March. At June 30, 2012 and 2011, we were hedging a total of $75.0 and $141.4 of U.S. dollar-denominated LPG purchases, respectively. At June 30, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 29 months with a weighted average of 13 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At both June 30, 2012 and 2011, we were hedging a total of €14.5 of our euro-denominated net investments. As of June 30, 2012, such foreign currency contracts extend through September 2012.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At June 30, 2012, the amount of net gains associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $3.2. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.
In conjunction with the Shell Acquisition, in September 2011 we entered into foreign currency exchange transactions to economically hedge the U.S. dollar amount of a substantial portion of the associated euro-denominated purchase price. Through the date of their final expiration in October 2011, these contracts were recorded at fair value with gains or losses recorded in other income, net, which amounts for the 2012 nine-month period were not material.

Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and options contracts generally require cash deposits in margin accounts. At June 30, 2012 and 2011, restricted cash in brokerage accounts totaled $7.6 and $10.2, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at June 30, 2012. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of June 30, 2012 and 2011:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value June 30,		Balance Sheet	Fair Value June 30,
	Location	2012	2011	Location	2012	2011
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$4.2	$6.0	Derivative financial instruments and Other noncurrent liabilities	$(95.5)	$(12.6)
Foreign currency contracts	Derivative financial instruments and Other assets	7.1	—	Derivative financial instruments and Other noncurrent liabilities	—	(6.1)
Interest rate contracts	Other assets	—	5.0	Derivative financial instruments and Other noncurrent liabilities	(67.0)	(3.6)
Total Derivatives Designated as Hedging Instruments		$11.3	$11.0		$(162.5)	$(22.3)
Derivatives Accounted for under ASC 980:
Commodity contracts	Derivative financial instruments	$0.6	$0.2	Derivative financial instruments and Other noncurrent liabilities	$(13.4)	$(11.2)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	$12.6	$4.5	Derivative financial instruments	(11.1)	—
Total Derivatives		$24.5	$15.7		$(187.0)	$(33.5)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interests for the three months ended June 30, 2012 and 2011:
Three Months Ended June 30,:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interests		Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling
	2012	2011	2012	2011	Interests into Income
Cash Flow Hedges:
Commodity contracts	$(59.3)	$(1.4)	$(31.0)	$3.9	Cost of sales
Foreign currency contracts	3.1	(1.9)	—	—	Cost of sales
Interest rate contracts	(16.6)	(13.2)	(3.3)	(2.4)	Interest expense / other income, net
Total	$(72.8)	$(16.5)	$(34.3)	$1.5
Net Investment Hedges:
Foreign currency contracts	$0.9	$(0.5)

	Gain (Loss)				Location of Gain (Loss)
	Recognized in Income				Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Commodity contracts	$(15.9)	$0.2			Cost of sales
Commodity contracts	(0.1)	—			Operating expenses / other income, net
Total	$(16.0)	$0.2

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Nine Months Ended June 30,:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interests		Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling
	2012	2011	2012	2011	Interests into Income
Cash Flow Hedges:
Commodity contracts	$(166.2)	$25.4	$(94.4)	$(19.1)	Cost of sales
Foreign currency contracts	2.8	(3.4)	2.0	(0.7)	Cost of sales
Interest rate contracts	(29.0)	11.6	(8.4)	(9.6)	Interest expense / other income, net
Total	$(192.4)	$33.6	$(100.8)	$(29.4)
Net Investment Hedges:
Foreign currency contracts	$0.9	$(1.1)

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Commodity contracts	$(12.6)	$(0.4)	Cost of sales
Commodity contracts	0.1	0.3	Operating expenses / other income, net
Foreign currency contracts	0.5	—	Other income, net
Total	$(12.0)	$(0.1)

The amounts of derivative gains or losses representing ineffectiveness were not material for the nine months ended June 30, 2012 and 2011. During the three months ended June 30, 2012, the Partnership entered into propane swap and put option contracts to reduce short-term volatility in propane prices associated with a portion of its forecasted propane purchases during the months of April 2012 to August 2012. These contracts did not qualify for hedge accounting treatment and the change in fair value was recorded through cost of sales in the Condensed Consolidated Statements of Income. Net realized and unrealized losses recognized in income totaling $14.9 related to these contracts are included in the tables above under the caption "Derivatives Not Designated as Hedging Instruments." The remaining volumes of propane under these contracts totaled approximately 29 million gallons at June 30, 2012.
We are also a party to a number of other contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders and contracts that provide for the purchase and delivery, or sale, of natural gas, LPG and electricity to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchases and normal sales exception accounting because they provide for the delivery of products in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

15.	Inventories

Inventories comprise the following:

	June 30, 2012	September 30, 2011	June 30, 2011
Non-utility LPG and natural gas	$220.1	$222.2	$170.5
Gas Utility natural gas	27.8	95.6	50.1
Materials, supplies and other	69.4	45.2	51.0
Total inventories	$317.3	$363.0	$271.6

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

At June 30, 2012, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), two of which expire in October 2012 and one of which expires in October 2013. Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
The carrying values of natural gas storage inventories released under SCAAs with non-affiliates at June 30, 2012, September 30, 2011 and June 30, 2011 comprising 1.9 billion cubic feet (“bcf”), 3.9 bcf and 2.0 bcf of natural gas was $5.3, $19.0 and $9.6, respectively.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency exchange rate fluctuations, particularly the euro; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) reduced distributions from subsidiaries; (17) the timing of development of Marcellus Shale gas production; (18) the timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; and (19) our ability to successfully integrate acquired businesses and achieve anticipated synergies.
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

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended June 30, 2012 (“2012 three-month period”) with the three months ended June 30, 2011 (“2011 three-month period”) and the nine months ended June 30, 2012 (“2012 nine-month period”) with the nine months ended June 30, 2011 (“2011 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 6 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.
Results for the 2012 three- and nine-month periods were affected by the January 2012 Heritage Acquisition at AmeriGas Partners and the October 2011 Shell Acquisition at our International Propane business segment. On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP which operated ETP’s propane distribution business (collectively referred to as “Heritage Propane”) for total consideration of approximately $2.6 billion, including approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion (see Note 4 to condensed consolidated financial statements). The cash portion of the Heritage Acquisition was financed by the issuance of $1.55 billion face amount of AmeriGas Partners Senior Notes. Results for Fiscal 2012 periods include Heritage Propane from January 12, 2012. Additionally, Fiscal 2012 International Propane results reflect the October 2011 acquisition of Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden which were acquired for €133.6 million ($179.0 million) in cash.
We recorded net loss attributable to UGI Corporation of $6.3 million for the 2012 three-month period compared to net loss attributable to UGI Corporation of $7.2 million for the prior-year three-month period. Operating results improved at our Gas Utility and International Propane operations in the 2012 three-month period. These improved results were offset by a greater seasonal loss at AmeriGas Propane resulting from the Heritage Propane acquisition (including the effects of Heritage Propane integration transition costs) and, to a much lesser extent, lower net income from our Midstream & Marketing business. Weather in our European LPG operations was significantly warmer than normal but, particularly with respect to Antargaz, not as warm as the extraordinarily warm spring weather experienced in the prior-year three-month period. Spring 2012 temperatures at AmeriGas Propane averaged significantly warmer than normal and the prior year while temperatures at our Gas Utility were significantly warmer than normal and slightly warmer than the prior-year period. Our Midstream & Marketing business also experienced the effects on volumes from the warmer than normal weather during the 2012 three-month period.
We recorded net income attributable to UGI Corporation of $214.1 million for the 2012 nine-month period compared to net income attributable to UGI Corporation of $255.3 million for the prior-year nine-month period. During the 2012 nine-month period, each of our U.S. business units was negatively affected by record-setting warm temperatures. The Gas Utility and AmeriGas Propane heating seasons ended abruptly in March 2012 as March temperatures in both service territories were more than 38% warmer than normal. Temperatures at Antargaz averaged approximately 10% warmer than normal during the 2012 nine-month period compared with temperatures that averaged approximately 7% warmer than normal during the same period last year. In particular, temperatures in the critical heating-season months of January 2012 and March 2012 were significantly warmer than normal. At our Midstream & Marketing business, significantly warmer than normal weather during the 2012 nine-month period resulted in lower volumes and margin from natural gas marketing activities. In addition, warmer and less volatile weather patterns experienced during the current-year period reduced capacity management total margin. Unit margins from electric generation were below the prior-year period due to lower electricity prices resulting from the warmer weather and the effects on electricity prices of lower natural gas prices. The lower electric generation results in the 2012 nine-month period also include greater operating and depreciation expenses associated with the repowered Hunlock Station. During the prior-year nine-month period, the Hunlock Station was not operating while it was transitioning to a natural gas-fired facility.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is the euro. During the 2012 and 2011 three-month periods, the average un-weighted translation rates were approximately $1.29 and $1.45 per euro, respectively. During the 2012 and 2011 nine-month periods, the average un-weighted translation rates were approximately $1.32 and $1.39 per euro, respectively. These differences in exchange rates did not have a material impact on International Propane net income (loss).

UGI CORPORATION AND SUBSIDIARIES

2012 three-month period compared to the 2011 three-month period

Net income (loss) attributable to UGI Corporation by Business Unit:
	Three Months Ended June 30,		Variance - Favorable (Unfavorable)
(Millions of dollars)	2012	2011	Amount	%
AmeriGas Propane	$(12.3)	$(2.0)	$(10.3)	(515.0)%
International Propane	(8.1)	(14.8)	6.7	45.3%
Gas Utility	7.0	4.5	2.5	55.6%
Electric Utility	1.4	1.1	0.3	27.3%
Midstream & Marketing	2.5	4.5	(2.0)	(44.4)%
Corporate & Other	3.2	(0.5)	3.7	N.M.
Net loss attributable to UGI Corporation	$(6.3)	$(7.2)	$0.9	12.5%
N.M. — Variance is not meaningful.

AmeriGas Propane:

For the three months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$571.9	$470.8	$101.1	21.5%
Total margin (a)	$237.9	$170.0	$67.9	39.9%
Partnership EBITDA (b)	$1.8	$31.1	$(29.3)	(94.2)%
Operating (loss) income (b)	$(48.4)	$6.7	$(55.1)	N.M.
Retail gallons sold (millions)	204.0	155.1	48.9	31.5%
Degree days—% (warmer) than normal (c)	(23.8)%	(1.4)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the three months ended June 30, 2012 includes transition expenses of $15.0 million associated with Heritage Propane integration activities.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Results for the 2012 three-month period reflect the operations of Heritage Propane. Temperatures based upon heating degree day data averaged 23.8% warmer than normal during the 2012 three-month period compared with temperatures that were approximately normal in the prior-year period. The significantly warmer spring weather reduced heating-related volumes. In addition, the heating season came to an early end in Fiscal 2012 as temperatures in March averaged more than 38% warmer than normal. Notwithstanding the impact of the significantly warmer weather on our legacy AmeriGas Propane operations, retail propane gallons sold were 31.5% higher than in the prior-year period reflecting the impact of the Heritage Acquisition (approximately 69 million gallons).

Retail propane revenues increased $96.8 million during the 2012 three-month period reflecting incremental revenues from Heritage Propane partially offset by the effects of weather-reduced volumes in AmeriGas Propane’s legacy operations and lower average retail propane prices associated with lower propane product costs. Wholesale propane revenues decreased $17.6 million principally reflecting lower total wholesale volumes sold and lower average wholesale prices. Average daily wholesale propane commodity prices at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 35% lower in the 2012 three-month period compared to such prices in the 2011 three-month period. Total revenues from fee income and other ancillary sales and services were $21.9 million higher than the prior-year three-month period reflecting the impact of the Heritage Acquisition. Total cost of sales increased $33.2 million reflecting incremental cost of sales from Heritage Propane offset by the effects of the lower retail and wholesale volumes sold by our legacy AmeriGas Propane operations and lower propane commodity prices.

UGI CORPORATION AND SUBSIDIARIES

Partnership total margin increased $67.9 million in the 2012 three-month period as propane margin attributable to Heritage Propane and higher total margin from ancillary sales and services ($16.6 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from the AmeriGas Propane legacy business resulting from the significantly warmer weather.
Partnership EBITDA in the 2012 three-month period was $1.8 million compared to $31.1 million in the prior-year three-month period, a decrease of $29.3 million, as the higher total margin ($67.9 million) was more than offset by higher operating and administrative expenses ($95.8 million) primarily attributable to Heritage Propane. Included in the 2012 three-month period operating expenses are $15.0 million of integration transition expenses. Partnership operating income decreased $55.1 million reflecting the $29.3 million decrease in Partnership EBITDA and a $25.0 million increase in depreciation and amortization expense principally associated with Heritage Propane.
International Propane:

For the three months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$405.2	$263.3	$141.9	53.9%
Total margin (a)	$118.6	$93.4	$25.2	27.0%
Operating income (loss)	$1.2	$(15.0)	$16.2	(108.0)%
Loss before income taxes	$(6.4)	$(23.1)	$(16.7)	72.3%
Retail gallons sold (b)	119.0	75.7	43.3	57.2%
Antargaz degree days—% (warmer) than normal	(12.2)%	(47.4)%	—	—
Flaga degree days—% (warmer) than normal	(26.9)%	(31.3)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Excludes retail gallons from operations in China.

International Propane operating results in the 2012 three-month period reflect the operating results of the Shell Acquisition. Based upon heating degree day data, temperatures in our French operations were approximately 12% warmer than normal but colder than the record-breaking weather experienced in the prior-year period while temperatures in our Flaga eastern and central European operations were nearly 27% warmer than normal and slightly colder than the prior year. During the 2012 three-month period, the average wholesale commodity price for propane in northwest Europe was approximately 8% lower than in the prior-year period while the average wholesale commodity price for butane was approximately 7% lower than the prior-year period. Retail LPG gallons sold were higher than the prior-year period principally reflecting the Shell Acquisition ( approximately 40 million gallons) and greater volumes from our legacy French operations due to the colder weather in the 2012 three-month period.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is the euro. During the 2012 and 2011 three-month periods, the average un-weighted translation rate was approximately $1.29 and $1.45 per euro, respectively. The difference in rates did not have a material impact on net loss attributable to UGI.
International Propane revenues increased $141.9 million principally reflecting the effects of the Shell Acquisition (approximately $130 million) and greater base currency revenues at our legacy European operations partially offset by the effects of the weaker euro. Cost of sales increased to $286.6 million in the 2012 three-month period from $169.9 million in the prior-year period principally reflecting incremental cost of sales from the Shell Acquisition (approximately $103 million) and higher base currency cost of sales in our legacy European operations partially offset by the effects of the weaker euro.
Total International Propane margin increased $25.2 million during the 2012 three-month period principally reflecting incremental margin from the Shell Acquisition (approximately $27 million) and higher euro-based margin at our legacy Antargaz business, the result of the greater volumes and higher unit margins, partially offset by the effects of the weaker euro.
International Propane operating income was $16.2 million higher than the prior year principally reflecting the higher total margin ($25.2 million) and the impact of the weaker euro on operating expenses of our legacy European operations offset by incremental expenses associated with the acquired Shell businesses. The $16.7 million improvement in loss before income taxes principally reflects the previously mentioned increase in operating income ($16.2 million) and lower interest expense, notwithstanding greater Flaga debt outstanding, due principally to the effects of the weaker euro during the 2012 three-month period.

UGI CORPORATION AND SUBSIDIARIES

Gas Utility:

For the three months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$122.3	$148.1	$(25.8)	(17.4)%
Total margin (a)	$70.9	$69.3	$1.6	2.3%
Operating income	$22.5	$17.2	$5.3	30.8%
Income before income taxes	$12.6	$7.3	$5.3	72.6%
System throughput—billions of cubic feet (“bcf”) —
Core market	8.3	8.5	(0.2)	(2.4)%
Total	36.2	33.4	2.8	8.4%
Degree days—% (warmer) than normal (b)	(19.0)%	(17.3)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.
Temperatures in the Gas Utility service territory in the 2012 three-month period based upon heating degree days were 19.0% warmer than normal and modestly warmer than the prior-year period. Total distribution system throughput was above the prior-year, notwithstanding the warmer weather, principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Gas Utility system throughput to core market customers was slightly below last year principally reflecting the effects of the warmer weather and the effects of an early end to the 2012 heating season as temperatures in March 2012 averaged 38% warmer than normal. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.

Gas Utility revenues decreased $25.8 million during the 2012 three-month period principally reflecting lower revenues from off-system sales ($16.0 million) and a decline in revenues from retail core market customers ($12.6 million). The decrease in retail core market revenues principally reflects the effects on gas cost recovery revenues of lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices ($7.9 million) and, to a lesser extent, lower retail core-market volumes ($4.1 million). Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $51.4 million in the 2012 three-month period compared with $78.8 million in the prior-year period principally reflecting the lower off-system sales ($16.0 million), lower average PGC rates ($7.9 million) and the slightly lower retail core market volumes.
Gas Utility total margin increased $1.6 million in the 2012 three-month period. The increase principally reflects higher core market margin ($1.2 million) and higher delivery service total margin ($0.5 million). Gas Utility total margin in the current-year period includes incremental margin from the August 2011 base rate increase at CPG Gas.

The increases in Gas Utility operating income and income before income taxes during the 2012 three-month period principally reflects the increase in total margin ($1.6 million) and lower operating and administrative expenses including lower customer accounts and employee benefits expenses and lower required injuries and damages accruals.
Electric Utility:

For the three months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$20.8	$24.1	$(3.3)	(13.7)%
Total margin (a)	$8.4	$8.1	$0.3	3.7%
Operating income	$2.6	$2.4	$0.2	8.3%
Income before income taxes	$2.0	$1.7	$0.3	17.6%
Distribution sales—millions of kilowatt hours (“gwh”)	221.4	224.7	(3.3)	(1.5)%

UGI CORPORATION AND SUBSIDIARIES

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.1 million and $1.4 million during the three-month periods ended June 30, 2012 and 2011, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the condensed consolidated statements of income.

Electric Utility’s kilowatt-hour sales in the 2012 three-month period were 1.5% lower than the prior-year three-month period while Electric Utility revenues declined 13.7%. The decline in revenues is principally the result of lower average Default Service (“DS”) rates reflecting the pass through of lower electricity costs. Electric Utility cost of sales declined to $11.3 million in the 2012 three-month period compared to $14.6 million in the 2011 three-month period principally reflecting the effects of the lower average DS rates.
Electric Utility total margin increased $0.3 million in the 2012 three-month period, notwithstanding the slightly lower sales, reflecting lower revenue-related gross receipts taxes resulting from the lower revenue.
Electric Utility 2012 three-month period operating income and income before income taxes increased principally reflecting the greater total margin ($0.3 million).
Midstream & Marketing:

For the three months ended June 30,	2012	2011	Decrease
(Millions of dollars)
Revenues	$166.7	$217.1	$(50.4)	(23.2)%
Total margin (a)	$21.5	$24.0	$(2.5)	(10.4)%
Operating income	$4.9	$8.4	$(3.5)	(41.7)%
Income before income taxes	$3.7	$7.8	$(4.1)	(52.6)%

(a)	Total margin represents total revenues less total cost of sales.

Midstream & Marketing total revenues decreased $50.4 million in the 2012 three-month period principally reflecting lower revenues from natural gas marketing activities ($52.8 million) due to lower average natural gas prices and lower volumes sold due in large part to warmer weather. Revenues in the 2012 three-month period reflect incremental revenues from natural gas gathering activities in the Marcellus Shale region.

Midstream & Marketing’s total margin decreased $2.5 million in the 2012 three-month period. The decrease principally reflects lower margin from natural gas marketing activities ($5.9 million) partially offset by greater margin from retail power sales ($2.2 million) and incremental margin from natural gas gathering activities ($1.5 million). Margin from electric generation was about equal to the prior year as the impact of greater kilowatt-hour sales from the repowered natural gas Hunlock Station were offset by lower average unit margins due in large part to the the effects of lower natural gas prices. The Hunlock Station was out of service last year as it transitioned to a natural gas-fired generation station.
Midstream & Marketing’s operating income in the 2012 three-month period was $3.5 million lower than the prior-year period reflecting the previously mentioned decrease in total margin ($2.5 million) and higher depreciation expense associated with the Hunlock Station ($0.7 million). The decline in income before income taxes reflects the lower operating income ($3.5 million) and greater interest expense principally from Energy Services’ credit facility borrowings. These borrowings were used to return a portion of capital contributions previously made by UGI to fund major Midstream & Marketing capital projects.
Interest Expense and Income Taxes. Our consolidated interest expense was $26.3 million higher in the 2012 three-month period principally reflecting higher AmeriGas Propane interest expense ($28.1 million) principally on debt issued to fund the Heritage Acquisition. Our consolidated effective income tax rate (as calculated as a percentage of pretax loss excluding minority interests) for the three months ended June 30, 2012 was comparable to the prior-year period rate.

UGI CORPORATION AND SUBSIDIARIES

2012 nine-month period compared to the 2011 nine-month period
Net income attributable to UGI Corporation by Business Unit:

	Nine Months Ended June 30,
	2012		2011		Variance - Favorable (Unfavorable)
(Millions of dollars)	Amount	% of Total	Amount	% of Total	Amount	%
AmeriGas Propane (a)	$26.0	12.1%	$50.6	19.8%	$(24.6)	(48.6)%
International Propane (b)	72.9	34.0%	53.7	21.0%	19.2	35.8%
Gas Utility	84.4	39.4%	102.1	40.0%	(17.7)	(17.3)%
Electric Utility	4.4	2.1%	4.5	1.8%	(0.1)	(2.2)%
Midstream & Marketing	34.2	16.0%	48.1	18.8%	(13.9)	(28.9)%
Corporate & Other	(7.8)	(3.6)%	(3.7)	(1.4)%	(4.1)	N.M.
Net income attributable to UGI Corporation	$214.1	100.0%	$255.3	100.0%	$(41.2)	(16.1)%
N.M. — Variance is not meaningful.

(a)	2012 and 2011 nine-month period net income from AmeriGas Propane include net after-tax losses of $2.2 million and $5.2 million, respectively, associated with extinguishments of debt.

(b)
2012 nine-month period net income includes the benefit of $4.7 million related to the realization of previously unrecognized foreign tax credits. 2011 nine-month period net income includes $9.4 million of income from a nontaxable reserve reversal at Antargaz associated with the French Competition Authority Matter.

AmeriGas Propane:

For the nine months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$2,411.3	$2,077.8	$333.5	16.1%
Total margin (a)	$963.5	$776.9	$186.6	24.0%
Partnership EBITDA (b)	$310.0	$301.9	$8.1	2.7%
Operating income (b)	$206.7	$252.9	$(46.2)	(18.3)%
Retail gallons sold (millions)	814.3	727.8	86.5	11.9%
Degree days—% (warmer) than normal (c)	(18.3)%	(0.1)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the nine months ended June 30, 2012 and 2011 includes net pre-tax losses of $13.3 million and $18.8 million, respectively, associated with extinguishments of debt. Partnership EBITDA for the nine months ended June 30, 2012 includes acquisition and transition expenses of $26.9 million associated with Heritage Propane.

(c)	Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.
Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2012 nine-month period averaged more than 18% warmer than normal and the prior-year period. Notwithstanding the record warm weather's impact on our legacy AmeriGas Propane volumes, retail propane gallons sold were 86.5 million gallons greater than in the prior-year period reflecting the impact of Heritage Propane (approximately 206 million gallons). The winter heating season came to an early end

UGI CORPORATION AND SUBSIDIARIES

with temperatures in the month of March averaging 38% warmer than normal.
Retail propane revenues increased $310.4 million during the 2012 nine-month period reflecting incremental retail propane revenues from Heritage Propane partially offset by the effects of lower revenues from weather-reduced volumes in AmeriGas Propane’s legacy operations and lower propane commodity prices. Wholesale propane revenues decreased $24.5 million principally reflecting lower total wholesale volumes sold. Average daily wholesale propane commodity prices during the nine months ended June 30, 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 12% lower than such prices during the 2011 nine-month period. Total revenues from fee income and other ancillary sales and services were $47.6 million higher than the prior-year nine-month period reflecting such revenues from Heritage Propane. Total cost of sales increased $146.9 million principally reflecting incremental cost of sales from Heritage Propane offset in part by the lower retail and wholesale volumes sold by our legacy AmeriGas Propane operations and the lower average propane commodity prices.

Total margin increased $186.6 million in the 2012 nine-month period as propane margin attributable to Heritage Propane and higher total margin from ancillary sales and services ($38.6 million) principally attributable to Heritage Propane were partially offset by lower total propane margin from the AmeriGas Propane legacy business resulting from the significantly warmer weather.
Partnership EBITDA in the 2012 nine-month period increased $8.1 million principally a result of the higher total margin ($186.6 million) and a $5.5 million lower loss from extinguishments of debt in the 2012 nine-month period partially offset by higher operating and administrative expenses ($181.1 million) primarily attributable to Heritage Propane. Included in 2012 nine-month period operating expenses are $26.9 million of acquisition and transition expenses. Operating income (which excludes the losses on extinguishments of debt) decreased $46.2 million in the 2012 nine-month period principally reflecting the $8.1 million increase in Partnership EBITDA offset by a $48.1 million increase in depreciation and amortization expense principally associated with Heritage Propane.
International Propane:

For the nine months ended June 30,	2012	2011		Increase
(Millions of dollars)
Revenues	$1,605.2	$1,222.1		$383.1	31.3%
Total margin (a)	$501.0	$424.3		$76.7	18.1%
Operating income	$113.1	$100.8	(b)	$12.3	12.2%
Income before income taxes	$89.8	$79.4	(b)	$10.4	13.1%
Retail gallons sold	466.2	348.8		117.4	33.7%
Antargaz degree days—% (warmer) than normal	(10.0)%	(7.2)%		—	—
Flaga degree days—% (warmer) than normal	(7.5)%	(2.3)%		—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Includes $9.4 million from a nontaxable reserve reversal at Antargaz associated with the French Competition Authority Matter.

International Propane operating results in the 2012 nine-month period include the operating results of the Shell Acquisition. Based upon heating degree day data, temperatures across Europe were significantly warmer than normal and modestly warmer than the prior-year period. Weather at Antargaz was approximately 10.0% warmer than normal in the 2012 nine-month period compared to weather that was approximately 7.2% warmer than normal in the prior-year period. Temperatures in Flaga’s central and eastern European operations were approximately 7.5% warmer than normal in the 2012 nine-month period compared to temperatures that were approximately 2.3% warmer than normal in the prior-year period. During the 2012 nine-month period, the average un-weighted wholesale commodity price for propane in northwest Europe was approximately equal to such prices in the prior-year period while the average un-weighted wholesale commodity price for butane was approximately 4% higher than the prior-year period. Retail LPG gallons sold were higher than the prior-year period reflecting incremental gallons of approximately 140 million associated with the Shell Acquisition partially offset by the effects of the warmer and erratic weather on volumes sold in our legacy International Propane operations.

Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is denominated in euros. During the 2012 and 2011 nine-month periods, the average un-weighted translation rate was approximately $1.32 and

UGI CORPORATION AND SUBSIDIARIES

$1.39 per euro, respectively. The difference in exchange rates did not have a significant impact on International Propane net income.
International Propane revenues increased $383.1 million, notwithstanding the effects of the significantly warmer weather, principally reflecting the effects of the Shell Acquisition (approximately $457 million) partially offset by lower revenues from our legacy European LPG distribution businesses due in large part to the effects on revenues of the weaker euro. Cost of sales increased to $1,104.2 million in the 2012 nine-month period from $797.8 million in the prior-year period principally reflecting incremental cost of sales from the Shell Acquisition (approximately $358 million) offset by lower cost of sales from our legacy European LPG distribution businesses due in large part to the effects of the weaker euro.
Total International Propane margin increased $76.7 million principally reflecting incremental margin from the Shell Acquisition (approximately $100 million) and higher unit margins at Antargaz partially offset by the effects of the lower volumes at our legacy Antargaz and Flaga units resulting from the significantly warmer weather.
International Propane operating income was $12.3 million higher than the prior year principally reflecting the higher total margin ($76.7 million) resulting from the Shell Acquisition offset by incremental expenses associated with these acquired businesses including operating and administrative expenses, depreciation and acquisition integration costs. The prior-year period operating income includes $9.4 million of other income from the reversal at Antargaz of a nontaxable reserve associated with the French Competition Authority Matter. The $10.4 million increase in income before income taxes principally reflects the previously mentioned increase in operating income ($12.3 million) partially offset by a $2.5 million increase in interest expense principally interest expense on Antargaz’ long-term debt and higher Flaga debt outstanding. Net income from International Propane operations in the 2012 nine-month period benefited from a lower International Propane estimated annual effective income tax rate, reflecting the effects of a greater proportion of International Propane tax benefits relative to pre-tax income, and the realization of $4.7 million of previously unrecognized foreign tax credits.
Gas Utility:

For the nine months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$696.8	$921.7	$(224.9)	(24.4)%
Total margin (a)	$326.2	$359.4	$(33.2)	(9.2)%
Operating income	$168.7	$193.2	$(24.5)	(12.7)%
Income before income taxes	$138.6	$163.0	$(24.4)	(15.0)%
System throughput— billions of cubic feet (bcf) —
Core market	54.7	65.5	(10.8)	(16.5)%
Total	146.0	143.5	2.5	1.7%
Degree days—% (warmer) colder than normal (b)	(16.6)%	4.2%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Percentage represents deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory in the 2012 nine-month period based upon heating degree days were 16.6% warmer than normal and approximately 19.6% warmer than the prior-year period. Total distribution system throughput was about equal to last year, notwithstanding the significantly warmer weather, principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Excluding total volumes to interruptible delivery service customers, Gas Utility system throughput declined 14.3 bcf in the 2012 nine-month period principally reflecting the effects of the significantly warmer weather on throughput to core market customers (10.8 bcf) and lower firm delivery service volumes.
Gas Utility revenues decreased $224.9 million during the 2012 nine-month period principally reflecting a decline in revenues from retail core market customers ($154.3 million) and lower revenues from off-system sales ($63.3 million). The decrease in retail core market revenues principally reflects the effects on gas cost recovery revenues of the lower retail core market volumes ($86.2 million) and lower average PGC rates resulting from lower natural gas prices ($38.1 million). Gas Utility’s cost of gas was $370.6 million in the 2012 nine-month period compared with $562.3 million in the prior-year period reflecting the previously mentioned lower retail core-market sales ($86.2 million), the lower average PGC rates ($38.1 million) and the lower off-system sales.
Gas Utility total margin decreased $33.2 million in the 2012 nine-month period. The decrease principally reflects a decrease in

UGI CORPORATION AND SUBSIDIARIES

core market margin ($25.9 million) and lower firm delivery service total margin ($5.8 million). Gas Utility total margin in the current-year period includes incremental margin from the August 2011 base rate increase at CPG Gas.
The decreases in Gas Utility operating income and income before income taxes during the 2012 nine-month period principally reflects the previously mentioned decrease in total margin ($33.2 million) partially offset by lower operating and administrative expenses.
Electric Utility:

For the nine months ended June 30,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$71.9	$84.7	$(12.8)	(15.1)%
Total margin (a)	$26.1	$26.5	$(0.4)	(1.5)%
Operating income	$9.2	$9.0	$0.2	2.2%
Income before income taxes	$7.5	$7.2	$0.3	4.2%
Distribution sales—millions of kilowatt hours (“gwh”)	724.0	754.2	(30.2)	(4.0)%

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $4.0 million and $4.8 million during the nine-month periods ended June 30, 2012 and 2011, respectively. For financial statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

Electric Utility’s kilowatt-hour sales in the 2012 nine-month period were 4.0% lower than in the prior-year nine-month period on heating degree day weather that was 19.4% warmer. The warmer weather reduced sales to Electric Utility heating customers. Electric Utility revenues were $12.8 million less than the prior year principally as a result of lower average DS rates and, to a lesser extent, the lower sales volumes. Electric Utility cost of sales declined to $41.8 million in the 2012 nine-month period compared to $53.4 million in the 2011 nine-month period principally reflecting the effects of the lower average DS rates in the current-year period and, to a lesser extent, the effects of the lower sales.

Electric Utility total margin declined $0.4 million in the 2012 nine-month period principally the result of the lower sales partially offset by lower revenue-related gross receipts taxes. Electric Utility 2012 nine-month period operating income and income before income taxes were slightly greater than the prior year as the lower total margin was more than offset by lower operating and administrative expenses.
Midstream & Marketing:

For the nine months ended June 30,	2012	2011	Decrease
(Millions of dollars)
Revenues	$674.5	$857.0	$(182.5)	(21.3)%
Total margin (a)	$108.9	$118.4	$(9.5)	(8.0)%
Operating income	$59.4	$76.7	$(17.3)	(22.6)%
Income before income taxes	$55.8	$74.7	$(18.9)	(25.3)%

(a)	Total margin represents total revenues less total cost of sales.
Our Midstream & Marketing business was impacted by significantly warmer than normal temperatures and temperatures that were less volatile than in the 2011 nine-month period. Midstream & Marketing total revenues decreased $182.5 million in the 2012 nine-month period principally reflecting lower total revenues from natural gas marketing activities ($178.3 million), the result of lower average natural gas prices and lower volumes sold due to the warmer weather and, to a much lesser extent, lower electric generation and capacity management revenues ($15.5 million). These decreases were partially offset by greater retail power revenue ($6.4 million), reflecting higher sales, and higher storage services revenues ($7.4 million), the result of the previously disclosed April 1, 2011 transfer of natural gas storage assets to Midstream & Marketing.
The $9.5 million decrease in Midstream & Marketing’s total margin principally reflects lower natural gas marketing total margin ($14.4 million), lower capacity management total margin ($8.0 million) and lower electric generation total margin ($3.5 million) partially offset by greater natural gas storage and retail power margin. The decrease in electric generation total margin principally reflects the effects of lower electricity prices due in large part the the effects on electricity prices of lower natural gas prices.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing’s operating income in the 2012 nine-month period was $17.3 million lower than the prior-year period reflecting the decrease in total margin ($9.5 million) and greater operating, administrative and depreciation expenses associated with electric generation assets ($3.7 million), including incremental expenses associated with the repowered Hunlock Station and higher fuel and maintenance expenses associated with the Conemaugh generation station, and greater energy marketing and storage services’ operating and administrative expenses. The decline in income before income taxes reflects the lower operating income ($17.3 million) and greater interest expense principally from Energy Services’ credit facility borrowings.
Interest Expense and Income Taxes. Our consolidated interest expense was $60.0 million higher in the 2012 nine-month period reflecting higher AmeriGas Propane interest expense ($56.0 million) on debt issued to fund the Heritage Acquisition; greater International Propane interest expense ($2.5 million); and slightly higher Midstream & Marketing interest expense. Our consolidated effective income tax rate for the nine months ended June 30, 2012 (calculated as a percentage of pretax income excluding minority interests) was slightly lower than in the prior-year period. The lower 2012 consolidated effective tax rate reflects, in part, the effects of the lower International Propane income tax rate on our consolidated effective tax rate. In addition, current-year income taxes were reduced by $4.7 million as a result of the realization of previously unrecognized foreign tax credits. The prior-year nine-month period effective tax rate was reduced by, among other things, the effect of the reversal of the $9.4 million reserve associated with the French Competition Authority Matter at Antargaz which was not subject to tax.

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
Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts restricted from withdrawal, totaled $436.5 million at June 30, 2012 compared with $238.5 million at September 30, 2011. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2012 and September 30, 2011, UGI had $94.8 million and $81.4 million, respectively, of cash and cash equivalents.
The Company’s debt outstanding at June 30, 2012 totaled $3,748.5 million (including current maturities of long-term debt of $86.1 million and bank loan borrowings of $187.3 million) compared to debt outstanding at September 30, 2011 of $2,296.4 million (including current maturities of long-term debt of $47.4 million and bank loan borrowings of $138.7 million). Total debt outstanding at June 30, 2012 consists of (1) $2,413.9 million of Partnership debt; (2) $587.1 million (€463.7 million) of International Propane debt; (3) $640.0 million of UGI Utilities’ debt; (4) $95.1 million of Midstream & Marketing debt; and (5) $12.4 million of other debt.
AmeriGas Partners’ total debt at June 30, 2012 includes $2,250.8 million of AmeriGas Partners’ Senior Notes, $68.8 million of AmeriGas OLP bank loan borrowings and $94.3 million of other long-term debt including $81.1 million of debt assumed in the Heritage Acquisition. In conjunction with the Heritage Acquisition, in January 2012 the Partnership issued $550 million principal amount of 6.75% Senior Notes due May 2020 and $1.0 billion principal amount of 7.00% Senior Notes due May 2022.
International Propane’s total debt at June 30, 2012 includes $481.1 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $78.4 million (€61.9 million) outstanding under Flaga’s three term loans. Total International Propane debt outstanding at June 30, 2012 also includes combined borrowings of $23.5 million (€18.6 million) outstanding under Flaga’s working capital facilities and $4.1 million (€3.2 million) of other long-term debt.
UGI Utilities’ total debt at June 30, 2012 includes $383 million of Senior Notes and $257 million of its Medium-Term Notes.

AmeriGas Partners. At June 30, 2012, AmeriGas OLP had a $525 million unsecured credit agreement (“2011 AmeriGas Credit Agreement”). Concurrently with the Heritage Acquisition, on January 12, 2012, the 2011 AmeriGas Credit Agreement was amended to, among other things, increase the total amount available to $525 million from $325 million previously, extend its expiration date to October 2016, and amend certain financial covenants for a limited time period as a result of the Heritage Acquisition. In April 2012, the 2011 AmeriGas Credit Agreement was further amended to provide the Partnership greater flexibility in its financial leverage ratio.
At June 30, 2012, there were $68.8 million of borrowings outstanding under the 2011 AmeriGas Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheet. Issued and outstanding letters of credit under the 2011 AmeriGas Credit Agreement, which reduce the amount available for borrowings, totaled $39.1 million at June 30, 2012. Average daily and peak bank loan borrowings outstanding under the 2011 AmeriGas Credit Agreement during the 2012 nine-month period

UGI CORPORATION AND SUBSIDIARIES

were $111.5 million and $239.5 million, respectively. The average daily and peak bank loan borrowings outstanding during the 2011 nine-month period were $161.8 million and $235 million, respectively. At June 30, 2012, the Partnership’s available borrowing capacity under the 2011 AmeriGas Credit Agreement was $417.1 million.
The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 from existing cash balances, cash expected to be generated from operations and borrowings available under the 2011 AmeriGas Credit Agreement.
International Propane. Antargaz has a Senior Facilities Agreement with a consortium of banks (“2011 Senior Facilities Agreement”) consisting of a €380 million variable-rate term loan and a €40 million revolving credit facility. Scheduled maturities under the term loan are €38 million due May 2014, €34.2 million due May 2015, and €307.8 million due March 2016. Borrowings under the term loan bear interest at one-, two-, three- or nine-month euribor, plus a margin. Antargaz has entered into pay-fixed, receive-variable interest rate swaps to fix the underlying euribor rate of interest on the term loan at an average rate of approximately 2.45% through September 2015 and, thereafter, at a rate of approximately 3.71% through the date of the term loan’s final maturity in March 2016. At June 30, 2012, the effective interest rate on Antargaz’ term loan was 4.66%. Antargaz had no amounts outstanding under its revolving credit facility at June 30, 2012 or 2011.
Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 with cash generated from operations and borrowings under its revolving credit facility.
In December 2011, Flaga entered into a €19.1 million euro-based variable-rate term loan agreement. Proceeds from the term loan were used, in large part, to fund Flaga’s October 2011 acquisition of Shell’s LPG propane businesses in Finland, Norway, Sweden and Denmark. The term loan matures in October 2016 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 1.175% to 2.525%. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 1.79% by entering into an interest rate swap agreement. The effective interest rate on this term loan at June 30, 2012 was 3.85%.

Flaga has three principal working capital facilities comprising (1) a €46 million multi-currency working capital facility which includes an uncommitted €6 million overdraft facility (the “Flaga 2011 Multi-currency Working Capital Facility”) and (2) two euro-denominated working capital facilities that provide for borrowings and issuances of guarantees totaling €12 million (the “Euro Facilities”). The Flaga 2011 Multi-currency Working Capital Facility expires in September 2014 and the Euro Facilities currently are scheduled to expire in September 2012. Flaga expects to extend the Euro Facilities prior to their expiration. At June 30, 2012 and 2011, there were €12.6 million ($15.9 million) and €18.5 million ($26.8 million) of borrowings outstanding under Flaga’s principal working capital facilities, respectively. These amounts are reflected as bank loans on the Condensed Consolidated Balance Sheets.
Issued and outstanding guarantees, which reduce available borrowings under these facilities, totaled €19.7 million at June 30, 2012. The average daily and peak bank loan borrowings outstanding under Flaga’s principal working capital facilities during the 2012 nine-month period were €15.5 million and €17.9 million, respectively. The average daily and peak bank loan borrowings outstanding under Flaga’s principal working capital facilities during the 2011 nine-month period were €17.6 million and €23.4 million, respectively.
Flaga’s management believes it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 with cash generated from operations and borrowings available under its working capital facilities.
UGI Utilities. UGI Utilities may borrow up to a total of $300 million under the UGI Utilities Revolving Credit Agreement. The UGI Utilities Revolving Credit Agreement expires in October 2015. At June 30, 2012, there were no amounts outstanding under the UGI Utilities Revolving Credit Agreement. During the 2012 and 2011 nine-month periods, average daily bank loan borrowings were $21.3 million and $23.5 million, respectively, and peak bank loan borrowings totaled $70.6 million and $90 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.
UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2012 with cash generated from Gas Utility and Electric Utility operations and borrowings available under the UGI Utilities Revolving Credit Agreement.
Midstream & Marketing. Energy Services has an unsecured credit agreement (“Energy Services Credit Agreement”) with a group of lenders providing for borrowings of up to $170 million (including a $50 million sublimit for letters of credit) which expires in August 2013. There were $85 million of borrowings outstanding under this facility at June 30, 2012. During the nine months ended June 30, 2012, Energy Services borrowed $75 million under this facility and made a cash dividend to UGI of $55 million.

UGI CORPORATION AND SUBSIDIARIES

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

During the nine months ended June 30, 2012 and 2011, Energy Services transferred trade receivables totaling $674.4 million and $923.5 million, respectively, to ESFC. During the nine months ended June 30, 2012 and 2011, ESFC sold an aggregate $266.5 million and $68.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At June 30, 2012, the balance of ESFC receivables was $41.0 million and there was $10 million sold to the commercial paper conduit. At June 30, 2011, the outstanding balance of ESFC receivables was $50.9 million and there were no amounts sold to the commercial paper conduit. During the nine months ended June 30, 2012 and 2011, peak amounts sold under the Receivables Facility were $51.5 million and $31.7 million, respectively, and average daily amounts sold were $21.9 million and $1.4 million, respectively.
Midstream & Marketing’s management believes that Midstream & Marketing will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2012 with cash expected to be generated from operations, borrowings available under the Energy Services Credit Agreement and Receivables Facility, and capital contributions from UGI.
Dividends and Distributions. On July 30, 2012, UGI's Board of Directors approved a quarterly dividend of $0.27 per common share payable October 1, 2012 to shareholders of record September 14, 2012. On April 24, 2012, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.27 per common share or $1.08 per common share on an annual basis. This dividend reflected a 4% increase from the previous quarterly dividend rate of $0.26. The new quarterly dividend rate was effective with the dividend payable on July 1, 2012 to shareholders of record on June 15, 2012.
On July 30, 2012, the General Partner's Board of Directors approved a quarterly distribution of $0.80 per Common Unit payable August 17, 2012 to unitholders of record August 10, 2012. On April 23, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.80 per Common Unit equal to an annual rate of $3.20 per Common Unit. This distribution reflected an approximate 5% increase from the previous quarterly rate of $0.7625 per Common Unit. The new quarterly rate was effective with the distribution payable on May 18, 2012 to unitholders of record on May 10, 2012. Previously, on January 18, 2012, the General Partner’s Board of Directors approved a quarterly distribution of $0.7625 per Common Unit equal to an annual rate of $3.05 per Common Unit. This distribution reflected an increase of 3% from the previous quarter’s regular quarterly distribution rate of $0.74 per Common Unit.
Changes in Equity. As a result of the issuance of 29,567,362 AmeriGas Partners Common Units to ETP in conjunction with the Heritage Acquisition and related General Partner Common Unit transactions (see Note 4 to condensed consolidated financial statements), and the issuance of 7,000,000 AmeriGas Partners Common Units pursuant to AmeriGas Partners’ public offering (see Note 16 to condensed consolidated financial statements), during the nine months ended June 30, 2012, the Company recorded a $196.3 million increase in UGI Corporation stockholders’ equity (which amount is net of deferred income taxes) and an associated $321.4 million pre-tax decrease in noncontrolling interests equity.

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
Operating Activities. Cash flow provided by operating activities was $566.2 million in the 2012 nine-month period compared to $467.2 million in the 2011 nine-month period. Cash flow from operating activities before changes in operating working capital was $523.7 million in the 2012 nine-month period compared to $621.3 million in the prior-year nine-month period. The decrease in cash flow from operating activities before changes in operating working capital reflects in large part the effects of the lower operating results in the 2012 nine-month period and lower cash flow associated with settled commodity derivative contracts. Cash provided by changes in operating working capital totaled $42.5 million in the 2012 nine-month period compared to cash required to fund changes in operating working capital of $154.1 million in the prior-year nine-month period. The higher cash provided by changes in operating working capital in the 2012 nine-month period largely reflects, among other things, the effects of lower volumes sold due to the warm weather on changes in accounts receivable and the timing of cash receipts from Heritage Propane customers.

UGI CORPORATION AND SUBSIDIARIES

Investing Activities. Cash flow used in investing activities was $1,800.0 million in the 2012 nine-month period compared with $272.0 million of cash used in the prior-year period principally reflecting the cash consideration paid for the Heritage Acquisition (net of cash acquired) of approximately $1.4 billion. Cash used for acquisitions of businesses in the 2012 nine-month period also includes the acquisition of certain of Shell's European LPG businesses.
Financing Activities. Cash flow provided by financing activities was $1,434.8 million in the 2012 nine-month period compared with cash flow used by financing activities of $138.6 million in the prior-year period. Distributions on AmeriGas Partners publicly held Common Units in the 2012 nine-month period increased over the prior-year period reflecting the greater number of Common Units outstanding and higher quarterly per-unit distribution rates. In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Partners issued $550 million principal amount of 6.75% Notes due 2020 and $1.0 billion principal amount of 7.00% Notes due 2022. During March 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering and used a portion of the net proceeds to repay $200 million of outstanding 6.50% Senior Notes due May 2021, to reduce bank loan borrowings and for general corporate purposes. During June 2012, AmeriGas Partners repurchased $19.2 million aggregate principal amount of outstanding 7.00% Notes. During the 2011 nine-month period, AmeriGas Propane redeemed its $415 million 7.25% AmeriGas Partners Senior Notes due 2015 and $14.6 million 8.875% Senior Notes due 2011 with proceeds from the issuance of $470 million of 6.50% AmeriGas Partners Senior Notes due 2021. Also during the prior-year nine-month period, Antargaz repaid its €380 million Senior Facilities Agreement with the proceeds from its 2011 Senior Facilities Agreement.

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
AmeriGas Partners Common Unit Offering and Debt Redemptions
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
During June 2012, AmeriGas Partners repurchased $19.2 million aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net gain on extinguishment of debt associated with this transaction which amount was not material.

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
Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at June 30, 2012 were not material.
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
In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge a portion of its anticipated sales of electricity from its electricity generation facilities. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. Midstream & Marketing has entered into and may continue to enter into fixed-price propane sales agreements. In order to manage the market price risk relating to substantially all of its fixed-price propane sales agreements, Midstream & Marketing enters into price swap and option contracts.
UGID has entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its electric generation

UGI CORPORATION AND SUBSIDIARIES

assets. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, UGID would be required to purchase electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact the Company’s results.

The fair value of unsettled commodity price risk sensitive derivative instruments held at June 30, 2012 (excluding those Gas Utility and Electric Utility commodity derivative instruments which are refundable to or recoverable from customers) was a loss of $89.8 million. A hypothetical 10% adverse change in (1) the market price of LPG and gasoline; (2) the market price of natural gas; and (3) the market price of electricity and electricity transmission congestion charges would increase such loss by $32.3 million at June 30, 2012.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows. Our variable-rate debt at June 30, 2012 includes our bank loan borrowings and Antargaz’ and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz and Flaga have effectively fixed the underlying euribor interest rates on their term loans through their scheduled maturity dates through the use of interest rate swaps. At June 30, 2012, combined borrowings outstanding under these variable-rate debt agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled $187.3 million.
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
The fair value of unsettled interest rate risk sensitive derivative instruments held at June 30, 2012 (including pay-fixed, receive variable interest rate swaps) was a loss of $67.0 million. A hypothetical 10% adverse change in the three-month euribor would increase such loss by $5.2 million.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are liquidated. At June 30, 2012, the fair value of unsettled net investment hedges was a gain of $2.0 million. With respect to our net investments in our International Propane operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value at June 30, 2012, by approximately $82 million, which amount would be reflected in other comprehensive income.
In addition, in order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar denominated LPG product purchases during the months of October through June through the use of forward foreign exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% - 30% of estimated dollar-denominated purchases to occur during the heating-season months of October to June.

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at June 30, 2012 was a gain of $7.1 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of $8.8 million.

Because a significant portion of our derivative instruments qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and

UGI CORPORATION AND SUBSIDIARIES

electricity exchange-traded futures and option contracts generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At June 30, 2012 and 2011, restricted cash in brokerage accounts totaled $7.6 million and $10.2 million, respectively.

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

(b)	Change in Internal Control over Financial Reporting
During the quarter ended June 30, 2012, other than changes resulting from the Heritage Acquisition discussed below, no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
On January 12, 2012, AmeriGas Partners acquired Heritage Propane. The Partnership is currently in the process of integrating Heritage Propane’s operations, processes and internal controls. See Note 4 to condensed consolidated financial statements for additional information related to the Heritage Acquisition.

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
South Carolina Electric & Gas Company v. UGI Utilities, Inc. On September 22, 2006, South Carolina Electric & Gas Company (“SCE&G”), a subsidiary of SCANA Corporation, filed a lawsuit against UGI Utilities, Inc. (“UGI Utilities”) in the District Court of South Carolina seeking contribution from UGI Utilities for past and future remediation costs related to the operations of a former manufactured gas plant (“MGP”) located in Charleston, South Carolina. SCE&G asserted that the plant operated from 1855 to 1954 and alleged that, through control of a subsidiary that owned the plant, UGI Utilities controlled operations of the plant from 1910 to 1926 and is liable for approximately 25% of the costs associated with the site. SCE&G asserted that it has spent approximately $22 million in remediation costs and paid $26 million in third-party claims relating to the site and estimated that future response costs, including a claim by the United States Justice Department for natural resource damages, could be as high as $14 million. On April 11, 2012, the District Court entered a judgment in favor of UGI Utilities. The appeal period has expired and the District Court's decision is final.

Frontier Communications Company v. UGI Utilities, Inc. et al. In April 2003, Citizens Communications Company, now known as Frontier Communications Company ("Frontier"), served a complaint naming UGI Utilities as a third-party defendant in a civil action pending in the United States District Court for the District of Maine. In that action, the City of Bangor, Maine ("City") sued Frontier to recover environmental response costs associated with MGP wastes generated at a plant allegedly operated by Frontier's predecessors at a site on the Penobscot River. Frontier subsequently joined UGI Utilities and ten other third-party defendants alleging that they are responsible for an equitable share of any clean up costs Frontier would be required to pay to the City. Frontier alleged that through ownership and control of a subsidiary, UGI Utilities and its predecessors owned and operated the plant from 1901 to 1928. UGI Utilities filed a motion for summary judgment with respect to Frontier's claims. On October 19, 2010, the magistrate judge recommended the Court grant UGI Utilities' motion. On November 19, 2010, the Court affirmed the recommended decision of the magistrate judge granting summary judgment in favor of UGI Utilities. On July 1, 2011, Frontier appealed the Court's decision to the United States Court of Appeals for the First Circuit. On May 8, 2012, Frontier's appeal was voluntarily dismissed.

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
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012

10.2	Service Agreement For Use Under Seller's GSS Rate Schedule dated July 9, 2012 between Transcontinental Gas Pipe Line Company, LLC and UGI Penn Natural Gas, Inc.	Utilities	Form 10-Q (6/30/12)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

UGI CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UGI Corporation
(Registrant)

Date:	August 8, 2012	By:	/s/ John L. Walsh
John L. Walsh
President and Chief Operating Officer
(Principal Financial Officer)

Date:	August 8, 2012	By:	/s/ Davinder S. Athwal
Davinder S. Athwal
Vice President—Accounting and
Financial Control and
Chief Risk Officer
(Principal Accounting Officer)

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Principal Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation