Form 10-K
period 2012-09-30
UGI CORP /PA/
filed 2012-11-21
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2012 was $3,057,059,971.
At November 13, 2012, there were 112,704,763 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2013 are incorporated by reference into Part III of this Form 10-K.

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

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW

UGI Corporation (the “Company”) is a holding company that, through subsidiaries, distributes, stores, transports and markets energy products and related services. We are a domestic and international retail distributor of propane and butane (which are liquefied petroleum gases (“LPG”)); a provider of natural gas and electric service through regulated local distribution utilities; a generator of electricity; a regional marketer of energy commodities; an owner and manager of midstream assets; and a regional provider of heating, ventilation, air conditioning, refrigeration and electrical contracting services. Our subsidiaries and affiliates operate principally in the following six business segments:

•	AmeriGas Propane

•	International Propane - Antargaz

•	International Propane - Flaga & Other

•	Energy Services

•	Electric Generation

•	Gas Utility

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. (“AmeriGas

Partners”), which is the nation's largest retail propane distributor, and Heritage Operating, L.P. (“HOLP” and, together with AmeriGas Partners, the “Partnership”). The Partnership's sole general partner is our subsidiary, AmeriGas Propane, Inc. (“AmeriGas Propane” or the “General Partner”). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership and they trade on the New York Stock Exchange under the symbol “APU.” We have an effective 26% ownership interest in the Partnership; Energy Transfer Partners, L.P., a Delaware limited partnership (“ETP”), has an effective 32% ownership interest in the Partnership and the remaining interest is publicly held. See Note 1 to Consolidated Financial Statements.

The International Propane - Antargaz segment consists of the LPG distribution business of our wholly owned subsidiary Antargaz, a French société anonyme, and our LPG distribution businesses in the Benelux countries (consisting of Belgium, the Netherlands, and Luxembourg) (collectively, “Antargaz”). Antargaz is one of the largest retail distributors of LPG in France and the Netherlands and the largest retail distributor of LPG in Belgium and Luxembourg.

The International Propane - Flaga & Other segment consists of the LPG distribution businesses of (i) Flaga GmbH, an Austrian limited liability company, and its subsidiaries (collectively, “Flaga”), (ii) AvantiGas Limited, a United Kingdom private limited company (“AvantiGas”), and (iii) ChinaGas Partners, L.P., a majority-owned Delaware limited partnership. Flaga is the largest retail LPG distributor in Austria and Denmark and one of the largest in the Czech Republic, Hungary, and Slovakia. Flaga also distributes LPG in Finland, Norway, Poland, Romania, Sweden and Switzerland. AvantiGas is an LPG distributor in the United Kingdom. ChinaGas Partners is an LPG distributor in the Nantong region of China.

The Energy Services segment consists of energy-related businesses conducted by our wholly owned subsidiary, UGI Energy Services, Inc. (“Energy Services”), and its subsidiaries. These businesses include (i) energy marketing in the Mid-Atlantic region of the United States, (ii) operating and owning a natural gas liquefaction, storage and vaporization facility and propane-air mixing assets, (iii) managing natural gas pipeline and storage contracts, and (iv) developing, owning and operating pipelines, gathering infrastructure and gas storage facilities in the Marcellus Shale region of Pennsylvania.

The Electric Generation segment consists of solar and landfill gas electric generation facilities in Pennsylvania conducted by Energy Services' wholly owned subsidiary, UGI Development Company (“UGID”). The Energy Services and Electric Generation segments are collectively referred to as “Midstream & Marketing.”

The Gas Utility segment (“Gas Utility”) consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, Inc. (“UGI Utilities”), and UGI Utilities' subsidiaries, UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). Gas Utility serves nearly 600,000 customers in eastern and central Pennsylvania and several hundred customers in portions of one Maryland county. UGI Utilities' natural gas distribution utility is referred to as “UGI Gas”. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission.

In addition to the segments set forth herein, UGI Corporation also owns and operates (i) a regulated electric distribution business in Pennsylvania through UGI Utilities (“Electric Utility”) and (ii) a heating, ventilation, air-conditioning, refrigeration and electrical contracting service business in the Mid-Atlantic region of the United States through UGI HVAC Enterprises, Inc. (“HVAC/R”).

Business Strategy

Our business strategy is to grow the Company by focusing on our core competencies of distributing, storing, transporting and marketing energy products and services. We are utilizing our core competencies from our existing businesses and our national scope, international experience, extensive asset base and access to customers to accelerate both internal growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During Fiscal 2012, we completed a number of transactions in pursuit of this strategy and moved forward on a number of larger internally generated capital projects, including infrastructure projects to support the development of natural gas in the Marcellus Shale region of Pennsylvania. A few of these transactions and projects are described below.

In early Fiscal 2012, we purchased LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to Consolidated Financial Statements.

In early Fiscal 2012, Energy Services completed a gathering project to transport locally produced natural gas from a pipeline in the Marcellus Shale region of Pennsylvania to an interstate pipeline. During Fiscal 2012, Energy Services also completed the expansion of its natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania. In addition, in June 2012,

Energy Services restarted a unit at its natural gas-fueled generating station, Hunlock Station, which had been shut down for repairs due to an accident in late July 2011 and, in early November 2011, restarted another unit at Hunlock Station which had suffered flood damage in the fourth quarter of Fiscal 2011.

On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP that operated ETP's propane distribution business (“Heritage Propane”). The acquired business conducted its propane operations in 41 states through HOLP and Titan Propane LLC. Effective August 1, 2012, Titan Propane LLC merged with and into AmeriGas Propane, L.P. ("AmeriGas OLP"). According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. See “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to Consolidated Financial Statements.

Corporate Information

UGI Corporation was incorporated in Pennsylvania in 1991. UGI Corporation is not subject to regulation by the PUC. UGI Corporation is a “holding company” under the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). PUHCA 2005 and the implementing regulations of the Federal Energy Regulatory Commission (“FERC”) give FERC access to certain holding company books and records and impose certain accounting, record-keeping, and reporting requirements on holding companies. PUHCA 2005 also provides state utility regulatory commissions with access to holding company books and records in certain circumstances. Pursuant to a waiver granted in accordance with FERC's regulations on the basis of UGI Corporation's status as a single-state holding company system, UGI Corporation is not subject to certain of the accounting, record-keeping, and reporting requirements prescribed by FERC's regulations.

Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-7000. In this report, the terms Company” and “UGI,” as well as the terms “our,” “we,” and “its,” are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms “AmeriGas Partners” and the “Partnership” are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries and the term “UGI Utilities” is sometimes used as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries. The terms “Fiscal 2012” and “Fiscal 2011” refer to the fiscal years ended September 30, 2012 and September 30, 2011, respectively.

The Company's corporate website can be found at www.ugicorp.com. Information on our website is not intended to be incorporated into this report. The Company makes available free of charge at this website (under the “Investor Relations and Corporate Governance - SEC Filings” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company's Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers, Code of Business Conduct and Ethics for Directors, Officers and Employees, and charters of the Corporate Governance, Audit and Compensation and Management Development Committees of the Board of Directors are also available on the Company's website, under the caption “Investor Relations and Corporate Governance - Corporate Governance.” All of these documents are also available free of charge by writing to Hugh J. Gallagher, Treasurer, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

AMERIGAS PROPANE
Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Partners. AmeriGas Propane is responsible for managing the Partnership. The Partnership serves approximately 2.3 million customers in all 50 states from approximately 2,100 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems. Typically, the Partnership's locations are in suburban and rural areas where natural gas is not readily available. Our district offices generally consist of a business office, appliance showroom, warehouse, and service facilities, with one or more 18,000 to 30,000 gallon storage tanks on the premises. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in 48 states throughout the continental United States. It is also licensed as a carrier in the Canadian Provinces of Ontario, British Columbia and Quebec.

The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed approximately 1.1 billion gallons of propane in Fiscal 2012. Approximately 91% of the Partnership's Fiscal 2012 sales (based on gallons sold) were to retail accounts and approximately 9% were to wholesale customers. Sales to residential customers in Fiscal 2012 represented approximately 40% of retail gallons sold; commercial/industrial customers 34%; motor fuel customers 14%; and agricultural customers 7%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 5% of Fiscal 2012 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership's consolidated revenues.

The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2012, ACE cylinders were available at over 44,600 retail locations throughout the United States. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase propane cylinders or exchange their empty propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers' propane cylinders directly at the retailer's location.

Residential customers use propane primarily for home heating, water heating and cooking purposes. Commercial users, which include hotels, restaurants, churches, warehouses and retail stores, generally use propane for the same purposes as residential customers. Industrial customers use propane to fire furnaces, as a cutting gas and in other process applications. Other industrial customers are large-scale heating accounts and local gas utility customers who use propane as a supplemental fuel to meet peak load deliverability requirements. As a motor fuel, propane is burned in internal combustion engines that power over-the-road vehicles, forklifts and stationary engines. Agricultural uses include tobacco curing, chicken brooding, and crop drying. In its wholesale operations, the Partnership principally sells propane to large industrial end-users and other propane distributors.

Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,400 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The Partnership owns most of these storage tanks and leases them to its customers. The capacity of these tanks ranges from approximately 120 gallons to approximately 1,200 gallons. The Partnership also delivers propane in portable cylinders, including ACE cylinders. Some of these deliveries are made to the customer's location, where empty cylinders are either picked up or replenished in place.

Propane Supply and Storage

The Partnership has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership's sources historically have been readily available. During Fiscal 2012, approximately 90% of the Partnership's propane supply was purchased under supply agreements with terms of 1 to 3 years. The availability of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported supply. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during fiscal year 2013. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Partners, L.P. and Targa Midstream Services LP supplied approximately 36% of the Partnership's Fiscal 2012 propane supply. No other single supplier provided more than 10% of the Partnership's total propane supply in Fiscal 2012. In certain areas, however, a single supplier provides more than 50% of the Partnership's requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership's margins.

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

Because the Partnership's profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as options and propane price swaps. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

The following graph shows the average prices of propane on the propane spot market during the last 5 fiscal years at Mont Belvieu, Texas, a major storage area.

Average Propane Spot Market Prices

General Industry Information

Propane is separated from crude oil during the refining process and also extracted from natural gas or oil wellhead gas at processing plants. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow for its detection. Propane is considered a clean alternative fuel under the Clean Air Act Amendments of 1990, producing negligible amounts of pollutants when properly consumed.

Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is a major competitor of propane and is currently more expensive than propane. Fuel oil is also a major competitor of propane and is comparable in price to propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many regions of the country where propane is sold for heating and cooking purposes.

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

Retail propane industry volumes have been slowly declining for several years and it is anticipated that no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership's ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the National Accounts program (through which the Partnership encourages multi-location propane users to enter into a supply agreement with it rather than with many suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

The domestic propane retail distribution business is highly competitive. The Partnership competes in this business with other large propane marketers, including other full-service marketers, and thousands of small independent operators. Some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution and the Partnership competes with them as well. The ability to compete effectively depends on providing high quality customer service, maintaining competitive retail prices and controlling operating expenses. The Partnership also offers customers various payment and service options, including guaranteed price programs, fixed price arrangements and pricing arrangements based on published propane prices at specified terminals.

In Fiscal 2012, the Partnership's retail propane sales totaled over 1 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2010 domestic retail propane sales (annual sales for other than chemical uses) in the United States totaled approximately 8.7 billion gallons. Based on LP-GAS magazine rankings, 2010 sales volume of the ten largest propane companies (including AmeriGas Partners) represented approximately 41% of domestic retail sales.

Properties

As of September 30, 2012, the Partnership owned approximately 90% of its more than 900 district offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2012, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
2,200	Trailers	91%	9%
400	Tractors	38%	62%
350	Railroad tank cars	4%	96%
4,600	Bobtail trucks	65%	35%
300	Rack trucks	29%	71%
4,800	Service and delivery trucks	80%	20%

Other assets owned at September 30, 2012 included approximately 1.5 million stationary storage tanks with typical capacities of more than 120 gallons and approximately 4.6 million portable propane cylinders with typical capacities of 1 to 120 gallons.

Trade Names, Trade and Service Marks

The Partnership markets propane principally under the “AmeriGas®”, “America's Propane Company®”, “Heritage Propane®”, “Titan Propane” and “Relationships Matter®” trade names and related service marks. The Partnership also markets propane under other various trade names throughout the United States. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America's Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Gas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership other than for cause. If the General Partner ceases to serve as the general partner of the Partnership for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to UGI equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to the General Partner.

Seasonality

Because many customers use propane for heating purposes, the Partnership's retail sales volume is seasonal. During Fiscal 2012, approximately 55% to 60% of the Partnership's retail sales volume occurred, and substantially all of the Partnership's operating income was earned, during the peak heating season from October through March. The record warm temperatures experienced during the Fiscal 2012 heating season and the timing of the acquisition of Heritage Propane impacted the Partnership's Fiscal 2012 retail sales volumes. For comparison, in Fiscal 2011, approximately 65% to 70% of the Partnership's retail sales volume occurred in the same period. As a result of this seasonality, sales are typically higher in the Partnership's first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters w hen customers pay for propane purchased during the winter heating season.

Sales volume for the Partnership traditionally fluctuates from year-to-year in response to variations in weather, prices, competition, customer mix and other factors, such as conservation efforts and general economic conditions. For information on national weather statistics, see “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, National Fire Protection Association (“NFPA”) Pamphlets No. 54 and No. 58 and/or one or more of various international codes (including international fire, building and fuel gas codes) establish rules and procedures governing the safe handling of propane, or comparable regulations, which have been adopted by all states in which the Partnership operates. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials and are administered by the United States Department of Transportation (“DOT”), Pipeline and Hazardous Materials Safety Administration. The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply to, among other things, a propane gas system which supplies 10 or more residential customers or 2 or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT's pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002, which, among other things, protects employees who provide information to their employers or to the federal government as to pipeline safety from adverse employment actions.

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2012, the General Partner had approximately 9,200 employees, including approximately 540 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

INTERNATIONAL PROPANE - ANTARGAZ

During Fiscal 2012, our International Propane - Antargaz LPG distribution business was conducted in France and the Benelux countries (consisting of Belgium, the Netherlands, and Luxembourg). Antargaz also operates a natural gas marketing business in France and sold approximately 2.4 million dekatherms of natural gas during Fiscal 2012. The Benelux operations were acquired during the first quarter of Fiscal 2012.

Products, Services and Marketing

During Fiscal 2012, Antargaz sold approximately 250 million gallons of LPG in France and approximately 45 million gallons of LPG in the Benelux countries. Antargaz is one of the largest LPG distributors in France and the Netherlands and the largest LPG distributor in Belgium and Luxembourg. Antargaz' customer base consists of residential, commercial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat and transportation. Antargaz sells LPG in cylinders, and in small, medium and large tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG. Antargaz sells LPG in cylinders to approximately 17,000 retail outlets, such as supermarkets, individually owned stores and gas stations. Supermarket sales represented approximately 75% of butane cylinder sales volume and approximately 14% of propane cylinder sales volume in Fiscal 2012. At September 30, 2012, Antargaz had approximately 223,000 bulk customers, approximately 4,800 natural gas customers and approximately 8.9 million cylinders in circulation. Approximately 63% of Antargaz' Fiscal 2012 sales (based on volumes) were cylinder and small bulk, 15% medium bulk, 19% large bulk and 3% to service stations for automobiles. Antargaz also engages in wholesale sales of LPG and provides logistic, storage and other services to third-party LPG distributors. In addition, Antargaz operates a natural gas marketing business in France that services both commercial and residential customers. No single customer represents, or is anticipated to represent, more than 5% of total revenues for Antargaz.

Sales to small bulk customers represent the largest segment of Antargaz' business in terms of volume, revenue and total margin. Small bulk customers are primarily residential and small business users, such as restaurants, that use LPG mainly for heating and cooking. Small bulk customers also include municipalities, which use LPG for heating certain sports facilities and swimming pools, and the poultry industry for use in chicken brooding.

Medium bulk customers use propane only, and consist mainly of large residential developments such as housing developments, hospitals, municipalities and medium-sized industrial enterprises, and poultry brooders. Large bulk customers include agricultural companies and companies that use LPG in their industrial processes.

The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane cylinders accounted for approximately 54% of all LPG cylinders sold in Fiscal 2012, with propane cylinders accounting for the remainder. Propane cylinders are also used to supply fuel for forklift trucks. The market demand for cylinders has been declining, due primarily to customers gradually changing to other household energy sources for cooking and heating, such as natural gas and electricity.

LPG Supply and Storage

Antargaz has an agreement with Totalgaz for the supply of butane in France, with pricing based on internationally quoted market prices. Under this agreement, 80% of Antargaz' requirements for butane are guaranteed until September 2015. Requirements are fixed annually and Antargaz can develop other sources of supply. For Fiscal 2012, Antargaz purchased 100% of its butane requirements in France from Totalgaz. During Fiscal 2012, two suppliers accounted for substantially all of Antargaz' propane supply for its operations in France. In the Benelux countries, Antargaz purchased 90% of its butane and propane requirements from TOTAL and STASCO during Fiscal 2012. Antargaz also purchases propane on the international market and on the domestic market, under term agreements with international oil and gas trading companies. In addition, purchases are made on the spot market from international oil and gas companies and to a lesser extent from domestic refineries, including those operated by Ineos and Esso SAF.

Antargaz has three primary storage facilities in operation that are located at deep sea harbor facilities, and 29 secondary storage facilities. It also manages an extensive logistics and transportation network. Access to seaborne facilities allows Antargaz to diversify its LPG supplies through imports. LPG stored in primary storage facilities is transported to smaller storage facilities by rail, sea and road. At secondary storage facilities, LPG is filled into cylinders or trucks equipped with tanks and then delivered to customers.

Competition and Seasonality

The LPG markets in France and the Benelux countries are mature, with modest declines in total demand due to competition with other fuels and other energy sources, conservation and the challenging economic climate. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Because Antargaz' profitability is sensitive to changes in wholesale LPG costs, Antargaz generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that Antargaz will always be able to pass on product cost increases fully when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. France derives a significant portion of its electricity from nuclear power plants. Due to the nuclear power plants, as well as the regulation of electricity prices by the French government, electricity prices in France are generally less expensive than LPG. As a result, electricity has increasingly become a more significant competitor to LPG in France than in other countries where we operate. In addition, government policies and incentives that favor alternative energy sources can result in customers migrating to energy sources other than LPG in both France and the Benelux countries.

In France, Antargaz competes in all of its product markets on a national level principally with three LPG distribution companies, Totalgaz (owned by Total France), Butagaz (owned by Societe des Petroles Shell) and Compagnie des Gaz de Petrole Primagaz (an independent supplier owned by SHV Holding NV), as well as with a regional competitor, Vitogaz. In recent years, competition has increased as supermarkets affiliate with LPG distributors to offer their own brands of cylinders and they are now competitors of Antargaz. Antargaz has partnered with one supermarket chain in France in this market. If Antargaz is unsuccessful in expanding its services to other supermarket chains, its market share through supermarket sales may decline in France. In the Benelux countries, Antargaz competes in all of its product markets on a national level, principally with Compagnie des Gaz de Petrole Primagaz, as well as with several regional competitors. In recent years, competition has increased in the Benelux countries as small competitors have reduced their price offerings. In the Netherlands, several LPG distributors offer their own brands of cylinders. Antargaz seeks to increase demand for its butane and propane cylinders through marketing and product innovations. Some of Antargaz' competitors are affiliates of its LPG suppliers. As a result, its competitors may obtain product at more competitive prices.

Because many of Antargaz' customers use LPG for heating, sales volume is affected principally by the severity of the temperatures during the heating season months and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the challenging economic climate. Demand for LPG is higher during the colder months of the year. Typically, approximately 65% to 70% of Antargaz' retail sales volume occurs, and substantially all of Antargaz' operating income is earned, during the six months from October through March. For historical information on weather statistics for Antargaz, see “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulation

Antargaz' business is subject to various laws and regulations at the national and European levels with respect to matters such as protection of the environment, the storage and handling of hazardous materials and flammable substances, the discharge of contaminants into the environment and the safety of persons and property. In Belgium and Luxembourg, Antargaz is also subject to price regulations that permit Antargaz to increase the price of LPG sold to small bulk, medium bulk, large bulk and cylinder customers (up to a defined maximum price) when Antargaz' costs fluctuate.

Properties

Antargaz has 3 primary storage facilities in operation. One of these is a refrigerated facility. In addition, Antargaz is able to use 30,000 cubic meters of capacity of a storage facility, Donges, by virtue of Antargaz' 50% ownership of Donges GIE. The table below sets forth details of Antargaz' 3 primary storage facilities:

	Ownership %	Antargaz Storage Capacity - Propane (m3) (1)	Antargaz Storage Capacity - Butane (m3) (1)
Norgal	52.7	22,600	8,900
Geogaz Lavera	16.7	17,400	32,500
Cobogal	15.0	1,300	450
_________________

(1)	Cubic meters (1 cubic meter is equivalent to approximately 264 gallons).

Antargaz has 29 secondary storage facilities, 19 of which are wholly owned. The others are partially owned, through joint ventures.

Employees

At September 30, 2012, Antargaz had approximately 1,160 employees.

INTERNATIONAL PROPANE - FLAGA & OTHER

During Fiscal 2012, our International Propane - Flaga & Other LPG distribution business was conducted principally in Europe through our wholly owned subsidiaries, Flaga and AvantiGas, and in China through our majority owned partnership, ChinaGas Partners, L.P. Flaga is referred to in this section collectively with its subsidiaries as “Flaga” unless the context otherwise requires. Flaga operates in Austria, the Czech Republic, Denmark, Finland, Hungary, Norway, Poland, Romania, Slovakia, Sweden and Switzerland. Flaga's operations in Finland, Norway and Sweden were acquired by Flaga during the first quarter of Fiscal 2012. AvantiGas operates in the United Kingdom.

During Fiscal 2012, Flaga sold approximately 223 million gallons of LPG. Flaga is the largest distributor of LPG in Austria and Denmark and one of the largest distributors of LPG in the Czech Republic, Hungary and Slovakia. During Fiscal 2012, AvantiGas sold approximately 140 million gallons of LPG and our majority-owned partnership in China sold approximately 11 million gallons of LPG.

FLAGA

Products, Services and Marketing

During Fiscal 2012, Flaga sold approximately 223 million gallons of LPG. Flaga serves customers that use LPG for residential, commercial, industrial, agricultural and automobile fuel (“auto gas”) purposes. Flaga's customers primarily use LPG for heating, cooking, motor fuel (including forklifts), construction work, manufacturing, crop drying, power generation and irrigation. Flaga sells LPG in cylinders and in small, medium and large bulk tanks. At September 30, 2012, Flaga had nearly 70,000 customers and 2.8 million cylinders in circulation. Approximately 30% of Flaga's Fiscal 2012 sales (based on volumes) were cylinder and small bulk, 21% auto gas, 43% large bulk, and 6% medium bulk.

Flaga has a total of 25 sales offices throughout the countries it serves, although it does not have sales offices in Norway, Sweden or Finland, largely due to the commercial and industrial nature of Flaga's business in those countries. Sales offices generally consist of an office location where customers can directly purchase LPG. Except for Poland, no single country's total gallons of LPG sold during Fiscal 2012 represented more than 15% of Flaga's total gallons in Fiscal 2012. Flaga distributes cylinders directly to its customers and through the use of distributors who resell the cylinders to end users under the distributor's pricing and terms. No single customer represents or is anticipated to represent more than 5% of total revenues for Flaga, with the exception of one auto gas customer that represented approximately 11% of Flaga's total revenues in Fiscal 2012.

LPG Supply and Storage

Flaga typically enters into an annual LPG supply agreement with TCO/Chevron. During Fiscal 2012, TCO/Chevron supplied approximately 25% of Flaga's LPG requirements, with pricing based on internationally quoted market prices. Flaga also purchases LPG on the international market and on the domestic markets, under annual term agreements with international oil and gas trading companies, including Vitol and Orlen Gas, and from domestic refineries, primarily OMV, Unipetrol, Shell and Statoil. In addition, LPG purchases are made on the spot market from international oil and gas traders. During Fiscal 2012, five suppliers accounted for approximately 54% of Flaga's LPG supply.

Flaga operates 8 main storage facilities, including one in Denmark that is located at a deep sea harbor facility, one LPG import terminal in Poland, and 62 secondary storage facilities. Flaga manages a widespread logistics and transportation network including approximately 230 leased railcars, and also maintains various transloading and filling agreements with third parties. LPG stored in primary storage facilities is transported to smaller storage facilities by rail or truck.

Competition and Seasonality

The retail propane industry in the Western European countries in which Flaga operates is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas, customer conservation and challenging economic conditions. In the Eastern European countries in which Flaga operates, the demand for LPG is expected to grow. Competition for customers is based on contract terms as well as on product prices. Flaga competes with other LPG marketers, including competitors located in other European countries, and also competes with providers of other sources of energy, principally natural gas, electricity and wood.

Because many of Flaga's customers use LPG for heating, sales volumes in Flaga's sales territories are affected principally by the severity of the temperatures during the heating season months and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the challenging economic climate. Because Flaga's profitability is sensitive to changes in wholesale LPG costs, Flaga generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that Flaga will always be able to pass on product cost increases fully when product costs rise rapidly. In parts of Flaga's sales territories, it is particularly difficult to pass on rapid increases in the price of LPG due to the low per capita income of customers in several of its territories and the intensity of competition. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. In many of Flaga's sales territories, government policies and incentives that favor alternative energy sources may result in customers migrating to energy sources other than LPG. Rules and regulations applicable to LPG industry operations in many of the Eastern European countries where Flaga operates are still evolving, or are not consistently enforced, causing intensified competitive conditions in those areas.

Government Regulation

Flaga's business is subject to various laws and regulations at both the national and European levels with respect to matters such as protection of the environment and the storage and handling of hazardous materials and flammable substances.

Employees

At September 30, 2012, Flaga had approximately 950 employees.

AVANTIGAS

Products, Services and Marketing

During Fiscal 2012, AvantiGas sold approximately 140 million gallons of LPG (of which approximately 80 million gallons were wholesale gallons). At September 30, 2012, AvantiGas had approximately 15,500 customers. AvantiGas serves customers that use LPG for wholesale, aerosol, agricultural, residential, commercial, industrial, and auto gas purposes. AvantiGas' customers primarily use LPG for heating, motor fuel (including forklifts), leisure activities, industrial processes and aerosol propellant. AvantiGas sells LPG in medium and large bulk tanks with medium bulk sales representing approximately 49% of Fiscal 2012 sales (based on volumes) and large bulk representing approximately 51%.

AvantiGas serves its customer base through a centralized customer service center and, therefore, does not have sales offices in the United Kingdom. Sales to wholesale customers represented approximately 57% of gallons sold; aerosol customers 21%; agricultural customers 8%; residential customers 6%; and commercial, industrial and autogas 8%. Two wholesale customers and two aerosol customers collectively represented over 44% of AvantiGas' total revenues in Fiscal 2012. No other customer represents or is anticipated to represent more than 5% of total revenues for AvantiGas.

LPG Supply and Storage

AvantiGas enters into five-year agreements with Essar Energy plc's Stanlow refinery and STASCO's Mossmorran terminal for the supply of an aggregate of approximately 90% of AvantiGas' LPG requirements, with pricing based on internationally quoted market prices. AvantiGas purchased the remainder of its LPG requirements from other third party suppliers.

AvantiGas operates 8 main storage facilities in England, Scotland and Wales. AvantiGas manages a logistics and transportation network, consisting of approximately 75 trucks, and also maintains various transportation agreements with third parties. LPG stored in primary storage facilities is transported to smaller storage facilities or customers by truck.

Competition and Seasonality

The retail propane industry in the United Kingdom is highly concentrated and is mature, with slight declines in overall demand in recent years, due primarily to the expansion of natural gas, customer conservation and challenging economic conditions. Competition for customers is based on contract terms as well as on product prices. AvantiGas competes with other LPG marketers in the United Kingdom.

Because many of AvantiGas' customers use gas for heating purposes, sales volume in AvantiGas' sales territories are affected principally by the severity of the temperatures during the heating season months and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as energy conservation efforts and the challenging economic climate. Because AvantiGas' profitability is sensitive to changes in wholesale LPG costs, AvantiGas generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that AvantiGas will always be able to pass on product cost increases fully when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities, such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources.

Government Regulation

AvantiGas' business is subject to various laws and regulations at both the national and European levels with respect to matters such as competition, protection of the environment and the storage and handling of hazardous materials and flammable substances.

Employees

At September 30, 2012, AvantiGas had approximately 165 employees.

ENERGY SERVICES

Retail Energy Marketing

Energy Services sells natural gas, liquid fuels and electricity to approximately 18,000 commercial and industrial customers at approximately 43,000 locations. Energy Services serves customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Massachusetts, Virginia, North Carolina and the District of Columbia. Energy Services distributes natural gas through the use of the transportation systems of 33 utility systems. It supplies power to customers through the use of the transmission systems of 19 utility systems.

Historically, a majority of Energy Services' commodity sales have been made under fixed-price agreements, which typically contain a take-or-pay arrangement that permit customers to purchase a fixed amount of product for a fixed price during a specified period, and to pay for the product even if the customer does not take delivery of the product. However, a growing number of Energy Services' commodity sales are currently being made under requirements contracts, under which Energy Services is typically an exclusive supplier and will supply as much product as the customer requires. Energy Services manages supply cost volatility related to these agreements by (i) entering into fixed-price supply arrangements with a diverse group of suppliers and holders of interstate pipeline capacity, (ii) entering into exchange-traded futures contracts on the New York Mercantile Exchange, (iii) entering into over-the-counter derivative arrangements with major international banks and major suppliers, (iv) utilizing supply assets that it owns or manages, and (v) utilizing financial transmission rights to hedge price risk against certain transmission costs. Energy Services also bears the risk for balancing and delivering natural gas and power to its customers under various gas pipeline and utility company tariffs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

Midstream Assets

Energy Services operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania (“Temple Facility”), and propane storage and propane-air mixing stations in Bethlehem, Reading, Hunlock Creek, and White Deer, Pennsylvania. It also operates propane storage, rail transshipment terminals, and propane-air mixing stations in Steelton and Williamsport, Pennsylvania. These assets are used in Energy Services' energy peaking business that provides supplemental energy, primarily liquefied natural gas and propane-air mixtures, to gas utilities on interstate pipelines at times of high demand (generally during periods of coldest winter weather). In Fiscal 2012, Energy Services completed its fourfold expansion of the Temple Facility and obtained a FERC operating certificate on August 1, 2012. In Fiscal 2013, Energy Services is expected to expand its energy peaking services at the Temple Facility and to sell liquefied natural gas to customers for use by trucks, drilling rigs and other motor vehicles. Energy Services also manages natural gas pipeline and storage contracts for UGI Utilities, subject to a competitive bid process, as well as storage capacity owned by Energy Services.

A wholly owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities formerly owned by CPG, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of Pennsylvania and have a total storage capacity of 15 million decatherms and a maximum daily withdrawal quantity of 224,000 decatherms. In Fiscal 2012, Energy Services leased more than

50% of the capacity at its underground natural gas facilities to third parties.

In August 2012, FERC approved Energy Services' project to add compression at a natural gas storage facility in Tioga County, Pennsylvania. Energy Services received final approval for this project from the Pennsylvania Department of Environmental Protection and began construction work in September 2012. Energy Services expects to complete construction in the Spring of 2013. This project will permit firm deliveries of natural gas to the storage facility through the Tennessee Gas Pipeline.

In Fiscal 2012, Energy Services continued making investments in infrastructure projects to support the development of natural gas in the Marcellus Shale region of Pennsylvania. During Fiscal 2012, Energy Services completed the first phase of its gathering system to transport natural gas from Wyoming County, Pennsylvania to an interstate pipeline. During Fiscal 2012, Energy Services invested capital to extend this gathering system to Luzerne County, Pennsylvania with a planned connection to another interstate pipeline. This project is expected to be completed during Fiscal 2014.

Future planned investments are expected to cover a range of new midstream asset opportunities, including interstate pipelines, local gathering systems and gas storage facilities and complementary and related investments in natural gas exploration, production and refining.

Competition

Energy Services competes with other marketers, consultants and local utilities to sell natural gas, liquid fuels, electric power and related services to customers in its service area principally on the basis of price, customer service, and reliability. We have faced an increase in competition as new markets for natural gas, liquid fuels, electric power and related services have emerged.

Government Regulation

FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the sales for resale of natural gas and related storage and transportation services.  Energy Services has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates. Energy Services also has market-based rate authority for power sales to wholesale customers to the extent that Energy Services purchases power in excess of its retail customer needs.  Two subsidiaries of Energy Services operate natural gas storage facilities under FERC certificate approvals and offer services to wholesale customers at FERC-approved market-based rates.  Energy Services is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers.

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

Employees

At September 30, 2012, Energy Services, Inc. had approximately 175 employees.

ELECTRIC GENERATION
Products and Services

UGID has an approximate 5.97% (approximately 102 megawatt) ownership interest in the Conemaugh generation station (“Conemaugh”), a 1,711 megawatt, coal-fired generation station located near Johnstown, Pennsylvania. Conemaugh is owned by a consortium of energy companies and operated by a unit of GenOn Energy, Inc. UGID also owns and operates the Hunlock Station located near Wilkes-Barre, Pennsylvania, a 130-megawatt natural gas-fueled generating station, which commenced operations in July 2011. Due to an accident in late July 2011, one unit at Hunlock Station was shut down for repairs but was restarted in June 2012. Another unit at Hunlock Station suffered flood damage in the fourth quarter of Fiscal 2011 but was restarted in early November 2011.

UGID owns and operates a landfill gas-fueled generation plant near Hegins, Pennsylvania, with gross generating capacity of 11 megawatts. The plant qualifies for renewable energy credits. Due to a quantity of sulfur in its supply of landfill gas that exceeded permissible levels, the plant was temporarily shut down in July 2012 but was restarted in October 2012.

UGID also owns and operates 7.64 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey. Several other solar generation projects are in development.

Competition

UGID competes with other generation stations on the interface of PJM Interconnection, LLC (“PJM”), a regional transmission organization that coordinates the movement of wholesale electricity in certain states, including the states in which we operate, and bases sales on bid pricing. Generally, each power generator has a small share of the total market on PJM.

Government Regulation

UGID owns electric generation facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. UGID receives certain revenues collected by PJM, determined under an approved rate schedule.  UGID is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers.

Employees

At September 30, 2012, UGID had approximately 25 employees.

GAS UTILITY

Gas Utility consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, and UGI Utilities' subsidiaries, PNG and CPG. Gas Utility serves nearly 600,000 customers in eastern and central Pennsylvania and several hundred customers in portions of one Maryland county. Gas Utility is regulated by the PUC and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission.

Service Area; Revenue Analysis

Gas Utility is authorized to distribute natural gas to nearly 600,000 customers in portions of 46 eastern and central Pennsylvania counties through its distribution system of approximately 12,000 miles of gas mains. Contemporary materials, such as plastic or coated steel, comprise approximately 85% of Gas Utility's 12,000 miles of gas mains, with cast iron pipe comprising approximately 4% and bare steel pipe comprising approximately 11% of Gas Utility's gas mains. Gas Utility expects to replace the cast iron portion of its gas mains within 14 years and the bare steel portion within 30 years. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville, and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility's service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing. Gas Utility also distributes natural gas to several hundred customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility's distribution system) for Fiscal 2012 was approximately 177.6 billion cubic feet (“bcf”). System sales of gas accounted for approximately 27% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 73% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover prudently incurred costs of natural gas it sells to its customers. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 8 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Gulf Coast, Mid-Continent, Appalachian and Canadian sources. For the transportation and storage function, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission Corporation, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., ANR Pipeline Company, and Tennessee Gas Pipeline Company, L.L.C.

Gas Supply Contracts

During Fiscal 2012, Gas Utility purchased approximately 79.6 bcf of natural gas for sale to core-market customers

(principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core market”)) and off-system sales customers. Approximately 74% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 22% of gas purchased by Gas Utility was supplied by approximately 20 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 1 year. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility's sales are seasonal. During Fiscal 2012, approximately 60% to 65% of Gas Utility's sales volume was supplied, and approximately 80% to 85% of Gas Utility's operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil, and to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity, and propane. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base.

In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PUC or by law, to provide gas distribution services. Since the 1980s, larger commercial and industrial customers have been able to purchase gas supplies from entities other than natural gas distribution utility companies. As a result of Pennsylvania's Natural Gas Choice and Competition Act, effective July 1, 1999, all of Gas Utility's customers, including core-market customers, have been afforded this opportunity.

A number of Gas Utility's commercial and industrial customers have the ability to switch to an alternate fuel at any time and, therefore, are served on an interruptible basis under rates that are competitively priced with respect to the alternate fuel. Margin from these customers, therefore, is affected by the difference or “spread” between the customers' delivered cost of gas and the customers' delivered cost of the alternate fuel, as well as the frequency and duration of interruptions. See “Gas Utility Regulation and Rates - Pennsylvania Public Utility Commission Jurisdiction and Gas Utility Rates.”

Approximately 34% of Gas Utility's commercial and industrial customers' annual throughput volume, including certain customers served under interruptible rates, have locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. Gas Utility has approximately 30 of such customers with transportation contracts extending beyond Fiscal 2012, 10 of whom are among Gas Utility's largest customers in terms of annual volumes, and the majority of such customers are served under transportation contracts having 3 to 20 year terms. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility's total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through fiscal year 2013. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility's larger customers.

During Fiscal 2012, Gas Utility supplied transportation service to 2 major co-generation installations and 6 electric generation facilities. Gas Utility continues to seek new residential, commercial and industrial customers for both firm and interruptible service. In Fiscal 2012, Gas Utility connected approximately 2,000 new commercial and industrial customers. In the residential market sector, Gas Utility connected over 12,000 residential heating customers during Fiscal 2012. Nearly 9,000 of these customers, an increase of approximately 63% from Fiscal 2011, converted to natural gas from other energy sources, mainly oil and electricity, largely due to high oil prices and the elimination of electricity rate caps during Fiscal 2011. New home construction customers and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2012.

UGI Utilities continues to monitor and participate, where appropriate, in rulemaking and individual rate and tariff proceedings before FERC affecting the rates and the terms and conditions under which Gas Utility transports and stores natural gas. Among these proceedings are those arising out of certain FERC orders and/or pipeline filings that relate to (i) the pricing of pipeline services in a competitive energy marketplace; (ii) the flexibility of the terms and conditions of pipeline service tariffs and contracts; and (iii) pipelines' requests to increase their base rates, or change the terms and conditions of their storage and transportation services.

UGI Utilities' objective in negotiations with interstate pipeline and natural gas suppliers, and in proceedings before regulatory agencies, is to assure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

GAS UTILITY REGULATION AND RATES

Pennsylvania Public Utility Commission Jurisdiction and Gas Utility Rates

Gas Utility is subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. Rates that Gas Utility may charge for gas service come in two forms: (1) rates designed to recover PGCs; and (2) rates designed to recover costs other than PGCs. Rates designed to recover PGCs are reviewed in PGC proceedings. Rates designed to recover costs other than PGCs are primarily established in general base rate proceedings.

UGI Gas has two PGC rates: (1) applicable to small, firm, retail core-market customers consisting of the residential and small commercial and industrial classes; and (2) applicable to firm, contractual, high-load factor customers served on three separate rates. The most recent general base rate increase for UGI Gas became effective in 1995. In accordance with a statutory mechanism, a rate increase for UGI Gas' retail core-market customers became effective October 1, 2000 along with a PGC variable credit equal to a portion of the margin received from customers served under interruptible rates to the extent such interruptible customers use third-party pipeline capacity contracted for by UGI Gas for retail core-market customers.

PNG and CPG each have one PGC rate applicable to all customers. On August 11, 2011, the PUC approved CPG's base rate case settlement agreement, which resulted in an $8.9 million base rate operating revenue increase for CPG. The increase became effective on August 30, 2011. On June 21, 2012, the PUC reversed its earlier decision related to the $0.9 million increase in revenues associated with the Energy Efficiency and Conservation Plan filed by CPG as part of the August 11, 2011 base rate case settlement. As a result, $0.9 million of base rate operating revenue that was collected as part of this plan has been refunded to customers. On August 27, 2009, the PUC approved PNG's base rate case settlement agreement, which resulted in a $19.75 million base rate operating revenue increase for PNG, effective August 28, 2009.

The gas service tariffs for UGI Gas, PNG and CPG contain PGC rates applicable to firm retail rate schedules. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on 1 day's notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC 6 months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels that meet that standard. The PGC mechanism also provides for an annual reconciliation.

FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers

Gas Utility is subject to FERC regulations governing the manner in which certain jurisdictional sales or transportation are conducted. Section 4A of the Natural Gas Act and Section 222 of the Federal Power Act prohibit the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas or natural gas transportation subject to the jurisdiction of FERC. FERC has adopted regulations to implement these statutory provisions, which apply, to a limited extent, to certain sales and transportation by the Gas Utility that are subject to FERC's jurisdiction. Gas Utility is subject to certain other regulations and obligations for FERC-regulated activities.

State Tax Surcharge Clauses

UGI Utilities' gas service tariffs contain state tax surcharge clauses. The surcharges are recomputed whenever any of the tax rates included in their calculation are changed. These clauses protect UGI Utilities from the effects of increases in most of the Pennsylvania taxes to which it is subject.

Utility Franchises

UGI Utilities, PNG and CPG each hold certificates of public convenience issued by the PUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas service. Under applicable Pennsylvania law, UGI Utilities, PNG and CPG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.

Other Government Regulation

In addition to regulation by the PUC and FERC, Gas Utility is subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Gas Utility is subject to the requirements of the federal Resource Conservation and Recovery Act, CERCLA and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Gas Utility. See Note 8 to Consolidated Financial Statements.

Employees

At September 30, 2012, the gas utility operations of UGI Utilities had approximately 1,300 employees.

ELECTRIC UTILITY AND HVAC/R

ELECTRIC UTILITY

Electric Utility supplies electric service to over 60,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of approximately 2,100 miles of transmission and distribution lines and 13 transmission substations. At September 30, 2012, UGI Utilities' electric utility operations had approximately 70 employees.

In accordance with Electric Utility's default service settlement with the PUC effective January 1, 2010, Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers' energy requirements, pursuant to a supply plan filed with the PUC. UGI Utilities' electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. The most recent general base rate increase for Electric Utility became effective in 1996. PUC default service regulations became applicable to Electric Utility's provision of default service effective January 1, 2010 and Electric Utility, consistent with these regulations, has received PUC approval of (1) default service tariff rules applicable for service rendered on or after January 1, 2010, (2) a reconcilable default service cost rate recovery mechanism to recover the cost of acquiring default service supplies for service rendered on or after January 1, 2010, (3) a plan for meeting the post-2009 requirements of the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources, and (4) a reconcilable AEPS Act cost recovery rate mechanism to recover the costs of complying with AEPS Act requirements applicable to default service supplies for service rendered on or after January 1, 2010. Under these rules, default service rates for most customers will be adjusted quarterly.

FERC has jurisdiction over the rates and terms and conditions of service of electric transmission facilities used for wholesale or retail choice transactions. Electric Utility owns electric transmission facilities that are within the control area of PJM and are dispatched in accordance with a FERC-approved open access tariff and associated agreements administered by PJM. PJM is a regional transmission organization that regulates and coordinates generation supply and the wholesale delivery of electricity. Electric Utility receives certain revenues collected by PJM, determined under a formulary rate schedule that is adjusted in June of each year to reflect annual changes in Electric Utility's electric transmission revenue requirements, when its transmission facilities are used by third parties. FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy. Electric Utility has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates.

HVAC/R

We conduct our heating, ventilation, air-conditioning, refrigeration and electrical contracting service business through HVAC/R, which serves portions of eastern Pennsylvania and the Mid-Atlantic region, including the Philadelphia suburbs and portions of New Jersey and northern Delaware. This business serves more than 100,000 customers in residential, commercial, industrial and new construction markets. During Fiscal 2012, HVAC/R generated approximately $82 million in revenues and employed approximately 460 people.
BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI's reportable business segments, and to the geographic areas in which we operate, for the 2012, 2011 and 2010 fiscal years appears in Note 21 to Consolidated Financial Statements included in Item 8 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2012, UGI and its subsidiaries had over 13,500 employees.

ITEM 1A. RISK FACTORS

There are many factors that may affect our business and results of operations. Additional discussion regarding factors that may affect our business and operating results is included elsewhere in this Report.

Decreases in the demand for our energy products and services because of warmer-than-normal heating season weather may adversely affect our results of operations.

Because many of our customers rely on our energy products and services to heat their homes and businesses, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 65% to 70% of AmeriGas Partners' annual retail propane volume and Antargaz' annual retail LPG volume, and 60% to 65% of Gas Utility's natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) has been sold during these months. There can be no assurance that normal winter weather in our market areas will occur in the future.

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

The trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may reduce the demand for energy products. Prices for LPG and natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs, our prices generally increase, which may lead to customer conservation and attrition. A reduction in demand could lower our revenues and, therefore, lower our net income and adversely affect our cash flows. State and/or federal regulation may require mandatory conservation measures, which would reduce the demand for our energy products. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.

The volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

Economic recession, volatility in the stock market and the low interest rate environment may negatively impact our pension liability.

Economic recession, volatility in the stock market and the low interest rate environment have had a significant impact on our pension liability and funded status. Declines in the stock or bond market and valuation of stocks or bonds, combined with continued low interest rates, could further impact our pension liability and funded status and increase the amount of required contributions to our pension plans.
The adoption of financial reform legislation by the United States Congress and related regulations may have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.
Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010, which contains comprehensive financial reform legislation. That act imposes regulation on the over-the-counter derivatives market and entities that participate in that market. The act requires the Commodities Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”) and other regulators to implement the act's provisions. Some rules and regulations under the act have been finalized but additional rules and regulations have yet to be adopted. While the effect on the Company of existing and future rules and regulations under the act cannot be determined at this time, it is possible that the rules and regulations under the act may increase our cost of using derivative instruments to hedge risks associated with our business or may reduce the availability of such instruments to protect against risks we encounter. Increased costs may arise from any new margin, clearing and trade-execution requirements imposed upon individual transactions, as well as from new capital, reporting, recordkeeping, compliance and business conduct requirements imposed upon our counterparties to the extent those costs are passed through to us. Position limits may be imposed which could further limit our ability to hedge risks. To the extent new rules and regulations require more collateral or margin for individual transactions, our available liquidity may be adversely affected. Additionally, new rules and regulations may restrict our ability to monetize or restructure existing derivative contracts and require us to restructure portions of our energy marketing and trading business. As a result, our business and operating results may be adversely affected if, as a result of the act and the rules and regulations promulgated under the act, we are forced to reduce or modify our current use of derivatives.

Supplier defaults may have a negative effect on our operating results.

When the Company enters into fixed-price sales contracts with customers, it typically enters into fixed-price purchase contracts with suppliers. Depending on changes in the market prices of products compared to the prices secured in our contracts with suppliers of LPG, natural gas and electricity, a default of one or more of our suppliers under such contracts could cause us to purchase those commodities at higher prices, which would have a negative impact on our operating results.

We are dependent on our principal propane suppliers, which increases the risks from an interruption in supply and transportation.

During Fiscal 2012, AmeriGas Propane purchased over 80% of its propane needs from fifteen suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, a single supplier may provide more than 50% of AmeriGas Propane's propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their suppliers. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

Changes in commodity market prices may have a significant negative effect on our liquidity.

Depending on the terms of our contracts with suppliers and some large customers, as well as our use of financial instruments to reduce volatility in the cost of LPG, electricity or natural gas, and for all of our contracts with the NYMEX, changes in the market price of LPG, electricity and natural gas can create margin payment obligations for the Company or one of its subsidiaries and expose us to significant liquidity risks.

Our operations may be adversely affected by competition from other energy sources.

Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Our propane businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane and is currently more expensive than propane for space heating, water heating and cooking. Fuel oil is also a major competitor of propane and is comparable in price to propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in our service areas has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane. As long as natural gas remains a less expensive energy source than propane, our propane business will lose customers in each region into which natural gas distribution systems are expanded. In France, the state-owned natural gas monopoly, Gaz de France, has in the past extended France's natural gas grid. In addition, due to the prevalence of nuclear electric generation in France, the cost of electricity is generally less expensive than that of LPG, particularly when the cost to install new equipment to convert to LPG is considered.

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

The retail LPG distribution industry in the U.S. and each of the European countries in which we operate is mature, and has been declining over the past several years in the United States, with no or modest growth in total demand foreseen. Given this forecast, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the domestic ACE and National Accounts programs in the U.S., as well as the success of our sales and marketing programs designed to attract and retain customers. Any failure to retain and grow our customer base would have an adverse effect on our business, financial condition and results of operations.

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

To the extent we are successful in making acquisitions, such acquisitions involve a number of risks. These risks include, but are not limited to, the assumption of material liabilities, the diversion of management's attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions, including Heritage Propane, could have an adverse effect on our business, financial condition and results of operations.

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

While we generally refer to our Gas Utility and Electric Utility segments as our “regulated segments,” there are many governmental regulations that have an impact on our businesses. Existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company that may affect our businesses in ways that we cannot predict.

Regulators may not allow timely recovery of costs for UGI Utilities in the future, which may adversely affect our results of operations.

In our Gas Utility and Electric Utility segments, our distribution operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that UGI Utilities and its subsidiaries, PNG and CPG, may charge their utility customers, thus impacting the returns that UGI Utilities may earn on the assets that are dedicated to those operations. We expect that UGI Utilities will periodically file requests with the PUC to increase base rates that each company charges customers. If UGI Utilities is required in a rate proceeding to reduce the rates it charges its utility customers, or if UGI Utilities is unable to obtain approval for timely rate increases from the PUC, particularly when necessary to cover increased costs, UGI Utilities' revenue growth will be limited and earnings may decrease.

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

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global climate change. In addition to carbon dioxide, greenhouse gases include, among others, methane, a component of natural gas. While some states have adopted laws or regulations regulating the emission of GHGs for some industry sectors, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the United States. In September 2009, the Environmental Protection Agency (“EPA”) issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries. Petroleum and natural gas facilities subject to the rule, which include facilities of our natural gas distribution and electricity generation businesses, were required to begin emissions monitoring in January 2011 and to submit detailed annual reports beginning in March 2012. The rule does not require affected facilities to implement GHG emission controls or reductions.

It is expected that climate change legislation will continue to be part of the legislative and regulatory discussion for the foreseeable future. Increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on us and our customers. The impact of such legislation and regulations will depend on a number of factors, including (i) what industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or results of operations in the future.

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

We currently operate LPG distribution businesses in Europe through our subsidiaries and we continue to explore the expansion of our international businesses. As a result, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

•	costs and difficulties in staffing and managing international operations;

•	tariffs and other trade barriers;

•	difficulties in enforcing contractual rights;

•	longer payment cycles;

•	local political and economic conditions, including the current financial downturn in the euro zone;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”;

•	fluctuations in currency exchange rates, which can affect demand and increase our costs;

•	internal control and risk management practices and policies;

•
regulatory requirements and changes in regulatory requirements, including Norwegian, Swiss and EU competition laws that may adversely affect the terms of contracts with customers, including with respect to exclusive supply rights, and stricter regulations applicable to the storage and handling of LPG; and

•	new and inconsistently enforced LPG industry regulatory requirements, which can have an adverse effect on our competitive position.

Unforeseen difficulties with the implementation or operation of our information systems could adversely affect our internal controls and our businesses.

We contracted with third-party consultants to assist us with the design and implementation of an information system that supports the Partnership's Order-to-Cash business processes. The efficient execution of the Partnership's business is dependent upon the proper functioning of its internal systems. Any significant failure or malfunction of the Partnership's or our other business units' information systems may result in disruptions of their operations. Our results of operations could be adversely affected if we encounter unforeseen problems with respect to the operation of our information systems.

We may not be able to successfully integrate Heritage Propane's operations with AmeriGas OLP's operations, which could cause our business to suffer.

In order to obtain the anticipated benefits of the acquisition of Heritage Propane, AmeriGas OLP needs to continue to combine and integrate the businesses and operations of Heritage Propane with its own. The combination of two large businesses is a complex and costly process. As a result, AmeriGas OLP is required to devote significant management attention and resources to integrating the business practices and operations of AmeriGas OLP and Heritage Propane. The integration process may divert the attention of our executive officers and management from day-to-day operations and disrupt the business of AmeriGas OLP and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us.

Our failure to meet the challenges involved in successfully integrating Heritage Propane's operations with AmeriGas OLP's operations or otherwise to realize any of the anticipated benefits of the combination could adversely affect our results of operations. In addition, the overall integration of AmeriGas OLP and Heritage Propane may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships. We expect the difficulties of combining our operations to include, among others:

•	preserving important strategic and customer relationships;

•	maintaining employee morale and retaining key employees;

•	developing and implementing employment policies to facilitate workforce integration;

•	the diversion of management's attention from ongoing business concerns;

•	the integration of multiple information systems;

•	regulatory, legal, taxation and other unanticipated issues in integrating operating and financial systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of AmeriGas OLP and Heritage Propane.

In addition, even if we are able to successfully integrate our businesses and operations, we may not fully realize the expected benefits of the acquisition within the intended time frame, or at all. Further, our post-acquisition results of operations may be affected by factors different from those existing prior to the acquisition and may suffer as a result of the acquisition. As a result, we cannot assure you that the combination of AmeriGas OLP's business and operations with Heritage Propane will result in the realization of the full benefits anticipated from the acquisition.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 3. LEGAL PROCEEDINGS

With the exception of those matters set forth in Note 15 to Consolidated Financial Statements included in Item 8 of this Report, no material legal proceedings are pending involving the Company, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

None.
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
Market Information

Our Common Stock is traded on the New York Stock Exchange under the symbol “UGI.” The following table sets forth the high and low sales prices for the Common Stock on the New York Stock Exchange Composite Transactions tape as reported in The Wall Street Journal for each full quarterly period within the two most recent fiscal years:

2012 Fiscal Year	High		Low
4th Quarter	$31.87	29.52	$29.52
3rd Quarter	29.77		26.30
2nd Quarter	30.25		26.01
1st Quarter	30.22		24.07

2011 Fiscal Year	High	Low
4th Quarter	$32.68	$25.81
3rd Quarter	33.53	30.22
2nd Quarter	33.34	30.63
1st Quarter	32.49	28.57

Dividends

Quarterly dividends on our Common Stock were paid in Fiscal 2012 and Fiscal 2011 as follows:

2012 Fiscal Year	Amount
4th Quarter	$0.27
3rd Quarter	0.26
2nd Quarter	0.26
1st Quarter	0.26

2011 Fiscal Year	Amount
4th Quarter	$0.26
3rd Quarter	0.25
2nd Quarter	0.25
1st Quarter	0.25

Record Holders

On November 13, 2012, UGI had 7,225 holders of record of Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Dollars in millions, except per share amounts)	2012 (a)	2011	2010	2009	2008
FOR THE PERIOD:
Income statement data:
Revenues	$6,519.2	$6,091.3	$5,591.4	$5,737.8	$6,648.2
Net income	$186.6	$308.2	$355.7	$382.0	$305.3
Add net loss (deduct net income) attributable to noncontrolling interests, principally in AmeriGas Partners	12.8	(75.3)	(94.7)	(123.5)	(89.8)
Net income attributable to UGI Corporation	$199.4	$232.9	$261.0	$258.5	$215.5
Earnings per common share attributable to UGI stockholders:
Basic	$1.77	$2.09	$2.38	$2.38	$2.01
Diluted	$1.76	$2.06	$2.36	$2.36	$1.99
Cash dividends declared per common share	$1.06	$1.02	$0.90	$0.785	$0.755
AT PERIOD END:
Balance sheet data:
Total assets	$9,709.7	$6,663.3	$6,374.3	$6,042.6	$5,685.0
Capitalization:
Debt:
Bank loans — UGI Utilities	$9.2	$—	$17.0	$154.0	$57.0
Bank loans — AmeriGas Propane	49.9	95.5	91.0	—	—
Bank loans — International Propane	21.0	18.9	92.4	9.1	79.4
Bank loans — other	85.0	24.3	—	—	—
Long-term debt (including current maturities):
AmeriGas Propane	2,328.0	933.5	791.4	865.6	933.4
International Propane	573.9	571.3	561.1	613.8	589.5
UGI Utilities	600.0	640.0	640.0	640.0	532.0
Other	12.4	12.9	13.3	13.7	14.2
Total debt	3,679.4	2,296.4	2,206.2	2,296.2	2,205.5
UGI Corporation stockholders’ equity	2,233.1	1,977.7	1,824.5	1,591.4	1,417.7
Noncontrolling interests, principally in AmeriGas Partners	1,085.7	213.4	237.1	225.4	159.2
Total capitalization	$6,998.2	$4,487.5	$4,267.8	$4,113.0	$3,782.4
Ratio of capitalization:
Total debt	52.6%	51.2%	51.7%	55.8%	58.3%
UGI Corporation stockholders’ equity	31.9%	44.1%	42.8%	38.7%	37.5%
Noncontrolling interests, principally in AmeriGas Partners	15.5%	4.7%	5.5%	5.5%	4.2%
	100.0%	100.0%	100.0%	100.0%	100.0%

(a) Reflects Heritage Propane beginning January 12, 2012 (see Note 4 to Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Overview

We recorded net income attributable to UGI Corporation in Fiscal 2012 of $199.4 million, equal to $1.76 per diluted share, compared to net income attributable to UGI Corporation in Fiscal 2011 of $232.9 million, equal to $2.06 per diluted share. Our results in Fiscal 2012 were significantly affected by record-setting warm heating-season weather in the United States and heating-season weather in Europe that was warmer than normal and warmer than the prior year. The Gas Utility and AmeriGas Propane heating seasons ended abruptly in March 2012 as March temperatures in both service territories were more than 38% warmer than normal. In Europe, only one month of the heating season was at or below normal. At our Midstream & Marketing - Energy Services business, the Fiscal 2012 weather resulted in lower volumes and margin from natural gas marketing activities, and lower and less volatile natural gas prices during Fiscal 2012 reduced capacity management total margin. Our Midstream & Marketing - Electric Generation business unit margins were below the prior year reflecting the weather's impact on demand for electricity and the effects of lower natural gas prices on electricity prices.
Results for Fiscal 2012 were also affected by (1) the January 2012 acquisition of Heritage Propane at AmeriGas Partners (the "Heritage Acquisition") and (2) the October 2011 acquisition of Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden (the "Shell Transaction") at our International Propane business segment. On January 12, 2012, AmeriGas Partners completed the acquisition of the subsidiaries of ETP which operated ETP’s propane distribution business (collectively referred to as “Heritage Propane”) for total consideration of approximately $2.6 billion, including approximately $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units. In October 2011, we completed the Shell Transaction for total cash consideration of €133.6 million ($179.0 million). The results of these acquired businesses are included in our consolidated results from their respective dates of acquisition (see Note 4 to Consolidated Financial Statements).
We believe that each of our business units has sufficient liquidity in the form of revolving credit facilities, and in the case of Energy Services also an accounts receivable securitization facility, to fund business operations in Fiscal 2013.
Looking ahead, our results in Fiscal 2013 will be influenced by a number of factors including heating-season temperatures, the level and volatility of commodity prices for natural gas, LPG, electricity and oil, and economic conditions in the U.S. and Europe. During the last several years, we have taken a number of steps toward accelerating our future growth including the April 2011 transfer of CPG's underground natural gas storage assets to our Midstream & Marketing business; the completion of the conversion and expansion of the Hunlock Creek gas-fired electricity generating station in July 2011; the October 2011 Shell Transaction; and the Partnership’s acquisition of Heritage Propane in January 2012. In addition, at our Midstream & Marketing - Energy Services business we are continuing work on our gathering system in the Marcellus Shale region in northern Pennsylvania and we completed the expansion of our Temple, Pennsylvania, LNG plant during Fiscal 2012. With the return of normal weather patterns, we hope to reap the benefits from these growth initiatives in Fiscal 2013 and beyond.

Results of Operations
The following analyses compare the Company’s results of operations for (1) Fiscal 2012 with Fiscal 2011 and (2) Fiscal 2011 with the year ended September 30, 2010 (“Fiscal 2010”).

Fiscal 2012 Compared with Fiscal 2011
Consolidated Results
Net Income Attributable to UGI Corporation by Business Unit:

	2012		2011		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane	$15.9	8.0%	$39.9	17.1%	$(24.0)	(60.2)%
International Propane	65.1	32.6%	41.0	17.6%	24.1	58.8%
Gas Utility	80.5	40.4%	99.3	42.6%	(18.8)	(18.9)%
Midstream & Marketing	36.4	18.3%	52.5	22.5%	(16.1)	(30.7)%
Corporate & Other	1.5	0.7%	0.2	0.2%	1.3	N.M.
Net income attributable to UGI Corporation	$199.4	100.0%	$232.9	100.0%	$(33.5)	(14.4)%

N.M. — Variance is not meaningful.
Highlights — Fiscal 2012 versus Fiscal 2011

•
Our U.S. and European business units were adversely affected by significantly warmer heating-season temperatures during Fiscal 2012. The Fiscal 2012 heating season in the U.S. came to an abrupt end in March 2012.

•
Fiscal 2012 consolidated results were impacted by the Heritage Acquisition at AmeriGas Propane and the Shell Transaction in Europe. Results include combined pre-tax acquisition and transition expenses totaling approximately $53 million (after-tax impact of $13.3 million equal to $0.12 per diluted share).

•
AmeriGas Propane Fiscal 2012 results include a $2.2 million after-tax loss ($0.02 per diluted share) on extinguishments of debt while Fiscal 2011 results include a $10.3 million after-tax loss ($0.09 per diluted share) on extinguishments of debt.

•
Midstream & Marketing net income was lower in Fiscal 2012 reflecting the effects of warmer weather on natural gas volumes sold and lower unit margins from our Electric Generation business. Lower and less volatile natural gas prices in Fiscal 2012 reduced capacity management income.

•
Fiscal 2012 International Propane net income benefited from a lower effective income tax rate. Fiscal 2011 Antargaz’ results include $9.4 million ($0.08 per diluted share) from the reversal of a nontaxable reserve associated with the French Competition Authority Matter.

AmeriGas Propane	2012	2011	Increase (Decrease)
(Dollars in millions)
Revenues	$2,921.6	$2,538.0	$383.6	15.1%
Total margin (a)	$1,201.9	$932.7	$269.2	28.9%
Partnership EBITDA (b)	$324.7	$297.1	$27.6	9.3%
Operating income	$170.3	$242.9	$(72.6)	(29.9)%
Retail gallons sold (millions)	1,017.5	874.2	143.3	16.4%
Degree days – % (warmer) than normal (c)	(18.6)%	(1.0)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America (“GAAP”). Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements). Partnership EBITDA for Fiscal 2012 and Fiscal 2011 includes pre-tax losses of $13.3 million and $38.1 million associated with extinguishments of debt. Partnership EBITDA and operating income for Fiscal 2012 also includes acquisition and transition expenses of $46.2 million associated with Heritage Propane.

(c)
Deviation from average heating degree days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Based upon heating degree-day data, temperatures in the Partnership's service territories during Fiscal 2012 averaged 18.6% warmer than normal and 18.3% warmer than Fiscal 2011. The winter heating season also came to an early end with temperatures in the month of March averaging 38% warmer than normal. Notwithstanding the record warm weather's impact on our legacy AmeriGas Propane volumes, retail propane gallons sold were 143.3 million gallons greater than in the prior year reflecting the impact of Heritage Propane.

Retail propane revenues increased $362.8 million during Fiscal 2012 primarily reflecting higher retail volumes sold. The higher retail volumes sold reflects incremental gallons sold associated with Heritage Propane partially offset by the effects of weather-reduced volumes in AmeriGas Propane's legacy operations. Wholesale propane revenues decreased $45.7 million principally reflecting lower wholesale volumes sold ($28.8 million) and lower average wholesale propane selling prices ($16.9 million). Average daily wholesale propane commodity prices during Fiscal 2012 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 20% lower than such prices during Fiscal 2011. Total revenues from fee income and other ancillary sales and services in Fiscal 2012 were $66.5 million higher than Fiscal 2011 reflecting such revenues from Heritage Propane. Total cost of sales increased $114.4 million principally reflecting incremental cost of sales from Heritage Propane offset in part by both the previously mentioned lower retail and wholesale volumes sold by our legacy AmeriGas Propane operations and the lower average propane commodity prices.

Total margin increased $269.2 million in Fiscal 2012 reflecting higher total propane margin ($220.7 million) and higher total margin from ancillary sales and services ($48.5 million). The increases principally reflect incremental margin from Heritage Propane partially offset by lower total propane margin from legacy AmeriGas Propane operations resulting from the significantly warmer weather.

Partnership EBITDA (which includes the losses on extinguishments of debt) in Fiscal 2012 increased $27.6 million principally reflecting the higher total margin ($269.2 million) and a $24.8 million lower loss from extinguishments of debt partially offset by higher operating and administrative expenses ($268.1 million) primarily attributable to Heritage Propane. Fiscal 2012 operating expenses include $46.2 million of acquisition and transition expenses associated with Heritage Propane. Operating income (which excludes the losses on extinguishments of debt) decreased $72.6 million in Fiscal 2012 principally reflecting the higher total margin ($269.2 million) more than offset by the increased operating expenses ($268.1 million) and greater depreciation and amortization expense ($74.4 million) principally associated with Heritage Propane.

International Propane	2012	2011	Increase
(Dollars in millions)
Revenues	$1,946.0	$1,488.7	$457.3	30.7%
Total margin (a)	$620.2	$517.9	$102.3	19.8%
Operating income	$111.8	$86.1	$25.7	29.8%
Income before income taxes	$80.6	$57.0	$23.6	41.4%

Retail gallons sold (millions) (b)	576.5	429.7	146.8	34.2%
Antargaz degree days – % (warmer) than normal (c)	(10.3)%	(7.8)%	—	—
Flaga degree days – % (warmer) than normal (c)	(8.8)%	(4.6)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Excludes retail gallons from operations in China.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at locations in our Antargaz and Flaga service territories.

International Propane operating results in Fiscal 2012 include the operating results from the Shell Transaction. Based upon heating degree day data, temperatures across Europe were significantly warmer than normal and warmer than the prior year. Weather at Antargaz was approximately 10.3% warmer than normal in Fiscal 2012 compared to weather that was approximately 7.8% warmer than normal in Fiscal 2011. Temperatures in Flaga's central and eastern European operations were approximately 8.8% warmer than normal in Fiscal 2012 compared to temperatures that were approximately 4.6% warmer than normal in Fiscal 2011. During Fiscal 2012, the average un-weighted wholesale commodity price for propane in northwest Europe was approximately

4% higher than such prices in Fiscal 2011, while the average un-weighted wholesale commodity price for butane was approximately 5% higher than Fiscal 2011. Retail LPG gallons sold were higher than the prior year reflecting incremental volumes of approximately 175 million gallons associated with the Shell Transaction partially offset by the effects of warmer and erratic weather patterns on volumes sold in our legacy International Propane operations.

Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is denominated in euros. During Fiscal 2012 and Fiscal 2011, the average un-weighted translation rate was approximately $1.30 and $1.40 per euro, respectively. The difference in exchange rates did not have a significant impact on International Propane net income.

International Propane revenues increased $457.3 million, notwithstanding the effects of the significantly warmer weather, principally reflecting the effects of the Shell Transaction (approximately $569 million) partially offset by lower revenues from our legacy European LPG distribution businesses due in large part to the effects of the weaker euro. Cost of sales increased to $1,325.8 million in Fiscal 2012 from $970.8 million in Fiscal 2011 principally reflecting incremental cost of sales from the Shell Transaction (approximately $443 million) offset by lower cost of sales from our legacy European LPG distribution businesses due in large part to the effects of the weaker euro.

Total International Propane margin increased $102.3 million principally reflecting incremental margin from the Shell Transaction (approximately $125.8 million) and higher unit margins at our Antargaz legacy operations partially offset by the effects of the lower volumes at our legacy Antargaz and Flaga units resulting from the warmer weather.

International Propane operating income in Fiscal 2012 was $25.7 million higher than Fiscal 2011 principally reflecting the higher total margin ($102.3 million) resulting from the Shell Transaction offset by incremental expenses associated with these acquired businesses, including operating and administrative expenses, depreciation and acquisition integration costs. Fiscal 2012 operating and administrative expenses include approximately $7.0 million of Shell Transaction transition expenses. Fiscal 2011 operating income includes $9.4 million of other income from the reversal at Antargaz of a nontaxable reserve associated with the French Competition Authority Matter. The $23.6 million increase in income before income taxes principally reflects the previously mentioned increase in operating income ($25.7 million) partially offset by a $2.7 million increase in interest expense, principally higher interest expense on Antargaz' long-term debt and higher Flaga debt outstanding. Net income from International Propane operations in Fiscal 2012 benefited from a lower International Propane effective income tax rate resulting from the impact of tax efficient structuring of certain of our international operations, the realization of $4.6 million of previously unrecognized foreign tax credits, and a higher proportion of pre-tax income in lower statutory tax-rate countries as a result of the Shell Transaction.

Gas Utility	2012	2011	Increase (Decrease)
(Dollars in millions)
Revenues	$785.4	$1,026.4	$(241.0)	(23.5)%
Total margin (a)	$382.9	$415.8	$(32.9)	(7.9)%
Operating income	$172.2	$199.6	$(27.4)	(13.7)%
Income before income taxes	$132.1	$159.2	$(27.1)	(17.0)%
System throughput – billions of cubic feet (“bcf”) -
Core market	59.2	70.4	(11.2)	(15.9)%
Total	177.6	173.2	4.4	2.5%
Degree days – % (warmer) colder than normal (b)	(16.3)%	3.5%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for airports located within Gas Utility’s service territory.

Temperatures in the Gas Utility service territory in Fiscal 2012 based upon heating degree days were 16.3% warmer than normal and approximately 18.7% warmer than the prior year. Total distribution system throughput was slightly higher than last year, notwithstanding the significantly warmer weather, principally reflecting greater throughput to certain non-weather-sensitive low-margin interruptible delivery service customers. Excluding total volumes to interruptible delivery service customers, Gas Utility system throughput declined 14.3 bcf in Fiscal 2012 principally reflecting the effects of the significantly warmer weather on throughput to core market customers (11.2 bcf) and lower firm delivery service volumes. Gas Utility's core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers.

Gas Utility revenues decreased $241.0 million during Fiscal 2012 principally reflecting a decline in revenues from retail core-market customers ($169.4 million) and lower revenues from off-system sales ($68.1 million). The decrease in retail core-market revenues principally reflects the effects on gas cost recovery revenues of the lower retail core-market volumes ($91.9 million) and lower average purchased gas cost ("PGC") rates resulting from lower natural gas prices ($43.2 million). Increases or decreases in retail core-market revenues and cost of sales principally result from changes in retail core-market volumes and the level of gas costs collected through the PGC recovery mechanism. Under the PGC recovery mechanism, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility's cost of gas was $402.5 million in Fiscal 2012 compared with $610.6 million in Fiscal 2011 reflecting the previously mentioned lower retail core-market sales ($91.9 million), the lower average PGC rates ($43.2 million) and the above-mentioned lower off-system sales.

Gas Utility total margin decreased $32.9 million in Fiscal 2012. The decrease principally reflects lower core market total margin ($27.7 million) and firm delivery service total margin ($4.8 million). Fiscal 2012 Gas Utility total margin includes a full-year of incremental margin from the August 2011 base rate increase at CPG of approximately $9.0 million.

The decreases in Gas Utility operating income and income before income taxes during Fiscal 2012 principally reflects the previously mentioned decrease in total margin ($32.9 million) partially offset by lower operating and administrative expenses.

Midstream & Marketing	2012	2011	Decrease
(Dollars in millions)
Revenues (a)	$853.0	$1,059.7	$(206.7)	(19.5)%
Total margin (b)	$128.5	$139.7	$(11.2)	(8.0)%
Operating income	$62.4	$82.9	$(20.5)	(24.7)%
Income before income taxes	$57.6	$80.2	$(22.6)	(28.2)%

(a) Amounts are net of intercompany revenues between Midstream & Marketing's Energy Services and Electric Generation segments.
(b) Total margin represents total revenues less total cost of sales.

Midstream & Marketing Fiscal 2012 results were impacted by significantly warmer than normal heating-season temperatures and lower and less volatile natural gas prices. Midstream & Marketing total revenues decreased $206.7 million in Fiscal 2012 principally reflecting lower total revenues from natural gas marketing activities ($211.6 million), the result of lower average natural gas prices and lower volumes sold due to the warmer weather and, to a much lesser extent, lower electric generation revenues ($6.1 million) and capacity management revenues ($5.8 million). These decreases were partially offset by greater retail power revenues ($8.9 million), reflecting higher sales, and higher storage services revenues ($7.5 million).

The $11.2 million decrease in Midstream & Marketing's total margin principally reflects lower natural gas marketing total margin ($17.4 million), lower capacity management total margin ($5.8 million), principally the result of the lower and less volatile natural gas prices, and lower electric generation total margin ($2.1 million) partially offset by greater retail power, natural gas storage and gas gathering total margin. The decrease in electric generation total margin principally reflects the effects of lower electricity prices due in large part to the the effects on electricity prices of lower natural gas prices.

Midstream & Marketing's operating income in Fiscal 2012 was $20.5 million lower than the prior-year period reflecting the decrease in total margin ($11.2 million) and greater operating, administrative and depreciation expenses associated with electric generation assets ($3.2 million), including incremental expenses associated with the repowered Hunlock Station and higher fuel and maintenance expenses associated with the Conemaugh generation station, and greater energy marketing and storage services' operating and administrative expenses. The decline in income before income taxes reflects the lower operating income ($20.5 million) and greater interest expense principally on Energy Services' credit facility borrowings.
Interest Expense. Our consolidated interest expense was $83.5 million higher in Fiscal 2012 reflecting higher AmeriGas Propane interest expense ($79.1 million) on debt issued to fund the Heritage Acquisition; greater International Propane interest expense ($2.7 million); and slightly higher Midstream & Marketing interest expense.
Income Taxes. Our effective income tax rate in Fiscal 2012 was greater than in Fiscal 2011 principally reflecting a much smaller share of pre-tax income from AmeriGas Partners which income is generally not subject to entity-level income taxes. Excluding the impact on the effective income tax rate of AmeriGas Partners' pre-tax income not subject to tax, the Fiscal 2012 effective tax rate was lower than in Fiscal 2011 reflecting, in large part, the effects of the previously mentioned lower International Propane income tax rate. The Fiscal 2011 effective tax rate was reduced by, among other things, the effect of the reversal of the $9.4 million reserve associated with the French Competition Authority Matter at Antargaz which was not subject to tax and the regulatory effects of greater state tax depreciation (as further described below under “UGI Utilities Income Taxes”).
Fiscal 2011 Compared with Fiscal 2010
Consolidated Results
Net Income Attributable to UGI Corporation by Business Unit:

	2011		2010		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane	$39.9	17.1%	$47.3	18.1%	$(7.4)	(15.6)%
International Propane	41.0	17.6%	58.8	22.5%	(17.8)	(30.3)%
Gas Utility	99.3	42.6%	83.1	31.8%	16.2	19.5%
Midstream & Marketing	52.5	22.5%	68.2	26.1%	(15.7)	(23.0)%
Corporate & Other	0.2	0.2%	3.6	1.5%	(3.4)	N.M.
Net income attributable to UGI Corporation	$232.9	100.0%	$261.0	100.0%	$(28.1)	(10.8)%

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

•	AmeriGas Propane Fiscal 2011 results include a $10.3 million after-tax loss on extinguishments of debt while Fiscal 2010 results include a $3.3 million after-tax loss on interest rate hedges.

•	Midstream & Marketing net income was lower in Fiscal 2011 as Fiscal 2010 included a $17.2 million after-tax gain from the sale of Atlantic Energy.

AmeriGas Propane	2011	2010	Increase (Decrease)
(Dollars in millions)
Revenues	$2,538.0	$2,320.3	$217.7	9.4%
Total margin (a)	$932.7	$925.2	$7.5	0.8%
Partnership EBITDA (b)	$297.1	$321.0	$(23.9)	(7.4)%
Operating income	$242.9	$235.8	$7.1	3.0%
Retail gallons sold (millions)	874.2	893.4	(19.2)	(2.1)%
Degree days – % (warmer) than normal (c)	(1.0)%	(2.3)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements). Partnership EBITDA for Fiscal 2011 includes pre-tax losses of $38.1 associated with extinguishments of debt. Partnership operating income and EBITDA for Fiscal 2010 includes a pre-tax loss of $12.2 million associated with the discontinuance of interest rate hedges and a pre-tax loss of $7 million associated with an increase in a litigation accrual.

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

International Propane	2011	2010	Increase (Decrease)
(Dollars in millions)
Revenues	$1,488.7	$1,059.5	$429.2	40.5%
Total margin (a)	$517.9	$477.4	$40.5	8.5%
Operating income	$86.1	$117.0	$(30.9)	(26.4)%
Income before income taxes	$57.0	$89.5	$(32.5)	(36.3)%

Retail gallons sold (millions) (b)	429.7	350.3	79.4	22.7%
Antargaz degree days – % (warmer) than normal (c)	(7.8)%	(0.5)%	—	—
Flaga degree days – % (warmer) than normal (c)	(4.6)%	(0.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Excludes retail gallons from operations in China.

(c)	Deviation from average heating degree days for the 30-year period 1971-2000 at locations in our Antargaz and Flaga service territories.
Based upon heating degree-day data, temperatures in Antargaz’ service territory were approximately 7.8% warmer than normal and warmer than Fiscal 2010. Temperatures in Flaga’s service territory were also warmer than normal and warmer than the prior year. Antargaz’ retail volumes declined principally due to the warmer Fiscal 2011 weather and, to a lesser extent, price-induced customer conservation resulting from higher year-over-year LPG product prices. LPG wholesale product prices rose rapidly principally during the first quarter of Fiscal 2011 compared with more gradual price increases during Fiscal 2010. Based upon posted wholesale LPG prices in northwest Europe, Fiscal 2011 average euro-based propane and butane costs were approximately 29% higher than in Fiscal 2010. The increase in total retail gallons sold reflects the effects of Flaga acquisitions made in late Fiscal 2010 and early Fiscal 2011.
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
International Propane revenues increased $429.2 million or 40.5% principally reflecting higher revenues from Antargaz ($163.5 million) and Flaga ($254.9 million). The increase in Antargaz revenues principally reflects the effects of higher average retail selling prices and higher wholesale revenues. The higher Flaga revenues reflect the effects of the previously mentioned acquisitions and higher average retail prices. The higher average retail prices resulted from the previously mentioned year-over-year increase in wholesale LPG product costs. Cost of sales increased to $970.8 million in Fiscal 2011 from $582.1 million in Fiscal 2010 period principally reflecting the effects on cost of sales of higher LPG commodity costs and the previously mentioned higher Flaga retail and higher Antargaz wholesale volumes sold.
Total margin increased $40.5 million or 8.5% principally reflecting higher total margin from Flaga ($59.7 million) partially offset by lower total margin from Antargaz ($20.4 million). The increase in Flaga’s total margin reflects the greater retail gallons sold. The decrease in Antargaz’ total margin principally reflects the lower retail volumes sold and the effects of rapidly rising LPG product costs on unit margins primarily during the first quarter of Fiscal 2011.
International Propane operating income and income before income taxes decreased $30.9 million and $32.5 million, respectively. The decreases principally reflect the lower Antargaz total margin ($20.4 million) and slightly higher operating and administrative costs offset by the reversal of the nontaxable reserve at Antargaz associated with the French Competition Authority Matter ($9.4 million). At Flaga, the previously mentioned higher total margin was substantially offset by higher operating, administrative and depreciation expenses ($60.1 million) principally associated with the acquired businesses. International Propane operating income and income before income taxes also reflects  a $6.1 million pre-tax loss on currency hedges used to economically hedge the U.S. dollar amount of a substantial portion of the euro-denominated purchase price of the Shell Transaction.

Gas Utility	2011	2010	Increase (Decrease)
(Dollars in millions)
Revenues	$1,026.4	$1,047.5	$(21.1)	(2.0)%
Total margin (a)	$415.8	$394.1	$21.7	5.5%
Operating income	$199.6	$175.3	$24.3	13.9%
Income before income taxes	$159.2	$134.8	$24.4	18.1%
System throughput – billions of cubic feet (“bcf”) -
Core market	70.4	60.3	10.1	16.7%
Total	173.2	153.9	19.3	12.5%
Degree days – % colder (warmer) than normal (b)	3.5%	(4.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

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

Midstream & Marketing	2011	2010	Increase (Decrease)
(Dollars in millions)
Revenues	$1,059.7	$1,145.9	$(86.2)	(7.5)%
Total margin (a)	$139.7	$135.2	$4.5	3.3%
Operating income	$82.9	$120.0	$(37.1)	(30.9)%
Income before income taxes	$80.2	$119.8	$(39.6)	(33.1)%

(a)	Total margin represents total revenues less total cost of sales.
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
Fiscal 2011 total margin from Midstream & Marketing was modestly higher than in Fiscal 2010 as greater natural gas storage income ($8.4 million), energy peaking margin ($4.6 million), and natural gas and retail power marketing margin ($5.7 million) was offset by lower electric generation total margin and the absence of margin from Atlantic Energy ($8.0 million). The decrease in electric generation total margin principally reflects lower spot prices for electricity, increased coal costs at the Conemaugh electricity generating station and lower margin from UGID’s Hunlock Creek electricity generating station. The Hunlock Creek coal-fired generating station ceased operations in May 2010 to transition to a natural gas-fired generating station. The natural gas-fired generating station at Hunlock Creek commenced operations in July 2011. Due to an accident in late July 2011, one unit at Hunlock Creek was shut down for repair and restarted in early summer 2012. Another unit at Hunlock Creek suffered flood damage during the fourth quarter of Fiscal 2011 and restarted in early November 2011.
The significant decrease in Midstream & Marketing’s operating income principally reflects the absence of the pre-tax gain from the Fiscal 2010 sale of Atlantic Energy ($36.5 million). The decline in income before income taxes reflects the decrease in operating income and greater interest expense ($2.5 million) principally the result of the change in accounting for Energy Services’ Receivables Facility and fees and charges associated with Energy Services’ credit agreement (see Notes 5 and 18 to Consolidated Financial Statements).
Interest Expense. Our consolidated interest expense was modestly higher in Fiscal 2011 principally reflecting higher Midstream & Marketing interest expense, due in part to the change in accounting for the Energy Services’ Receivables Facility, and higher Antargaz long-term debt interest expense partially offset by lower interest expense on Partnership debt from lower interest rates on refinanced long-term debt.
Income Taxes. Our effective income tax rate was lower in Fiscal 2011 reflecting the effects of (1) the impact of federal tax credits associated with solar energy projects; (2) the reversal of the $9.4 million nontaxable reserve associated with the French Competition Authority Matter at Antargaz; and (3) a reduction in UGI Utilities’ income taxes reflecting the regulatory effects of greater state tax depreciation (as described below under “UGI Utilities Income Taxes”).

Financial Condition and Liquidity
We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, also from a receivables purchase facility. Long-term cash requirements not met by cash from operations are generally met through issuance of long-term debt or equity securities.
Our cash and cash equivalents, excluding cash in commodity futures brokerage accounts that is restricted from withdrawal, totaled $319.9 million at September 30, 2012, compared with $238.5 million at September 30, 2011. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2012 and 2011, UGI had $107.9 million and $81.4 million, respectively, of cash and cash equivalents. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.
The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units.
AmeriGas Propane’s ability to pay dividends to UGI is dependent upon distributions it receives from AmeriGas Partners. At September 30, 2012, our 27% effective ownership interest in the Partnership consisted of approximately 23.8 million Common Units and combined 2% general partner interests. Approximately 45 days after the end of each fiscal quarter, the Partnership distributes all of its Available Cash (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, the “Partnership Agreement”) relating to such fiscal quarter. AmeriGas Propane, as general partner of AmeriGas Partners, L.P., is entitled to receive incentive distributions when AmeriGas Partners, L.P.’s quarterly distribution exceeds $0.605 per limited partner unit (see Note 14 to Consolidated Financial Statements).
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

Year Ended September 30,	2012	2011	2010
(Millions of dollars)
AmeriGas Propane	$78.6	$56.8	$44.4
UGI Utilities	70.6	99.5	74.0
International Propane	14.9	32.9	38.8
Midstream & Marketing	55.0	30.0	32.5
Total	$219.1	$219.2	$189.7

In Fiscal 2012, Fiscal 2011 and Fiscal 2010, Midstream & Marketing received capital contributions from UGI totaling $30.1 million, $45.7 million and $51.0 million, respectively, to fund major LNG storage and electric generation capital projects as well as Marcellus Shale infrastructure projects. Dividends in Fiscal 2012 from Midstream & Marketing were used to fund a portion of the Shell Transaction which totaled $179.0 million in cash. Dividends in Fiscal 2010 from Midstream & Marketing included proceeds from the sale of Atlantic Energy, LLC.

On April 24, 2012, UGI's Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.27 per common share or $1.08 per common share on an annual basis. This dividend reflected a 4% increase from the previous quarterly dividend rate of $0.26. The new quarterly dividend rate was effective with the dividend payable on July 1, 2012, to shareholders of record on June 15, 2012.
On April 23, 2012, the General Partner's Board of Directors approved a quarterly distribution of $0.80 per Common Unit equal to an annual rate of $3.20 per Common Unit. This distribution reflected an approximate 5% increase from the previous quarterly rate of $0.7625 per Common Unit. The new quarterly rate was effective with the distribution payable on May 18, 2012, to unitholders of record on May 10, 2012. Previously, on January 18, 2012, the General Partner's Board of Directors approved a quarterly distribution of $0.7625 per Common Unit equal to an annual rate of $3.05 per Common Unit. This distribution reflected an increase of 3% from the previous quarter's regular quarterly distribution rate of $0.74 per Common Unit.
As a result of the issuance of 29,567,362 AmeriGas Partners Common Units to ETP in conjunction with the Heritage Acquisition and related General Partner Common Unit transactions (see Note 4 to Consolidated Financial Statements), and the

issuance of 7 million AmeriGas Partners Common Units pursuant to AmeriGas Partners' public offering (see Note 14 to Consolidated Financial Statements), during Fiscal 2012, the Company recorded a $196.3 million increase in UGI Corporation stockholders' equity (which amount is net of deferred income taxes) and an associated $321.4 million pre-tax decrease in noncontrolling interests equity.
Long-term Debt and Credit Facilities
The Company’s debt outstanding at September 30, 2012, totaled $3,679.4 million (including current maturities of long-term debt of $166.7 million and bank loan borrowings of $165.1 million) compared to debt outstanding at September 30, 2011, of $2,296.4 million (including current maturities of long-term debt of $47.4 million and bank loan borrowings of $138.7 million). Total debt outstanding at September 30, 2012, consists of (1) $2,377.9 million of Partnership debt; (2) $594.9 million (€462.7 million) of International Propane debt; (3) $609.2 million of UGI Utilities’ debt; (4) $85.0 million of Midstream & Marketing debt; and (5) $12.4 million of other debt. For a detailed description of the Company’s debt, see below and Note 5 to Consolidated Financial Statements.
Due to the seasonal nature of the Company’s businesses, operating cash flows are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities primarily use bank loans to satisfy their seasonal operating cash flow needs. Energy Services historically has used its Receivables Facility to satisfy its operating cash flow needs. Energy Services also has a $170 million credit facility which it can use for working capital and general corporate purposes. Flaga principally uses borrowings under its credit agreements to satisfy its operating cash flow needs. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, Antargaz generally funded its operating cash flow needs without using its revolving credit facilities.
AmeriGas Partners. AmeriGas Partners’ total debt at September 30, 2012, includes $2,250.8 million of AmeriGas Partners’ Senior Notes, $55.6 million of HOLP senior secured notes, $21.6 million of other long-term debt and $49.9 million of AmeriGas OLP bank loan borrowings.

In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Finance Corp. and AmeriGas Finance LLC (the “Issuers”) issued $550 million principal amount of 6.75% Notes due May 2020 and $1,000 million principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior secured basis by AmeriGas Partners. The 6.75% and 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners' existing senior notes. In connection with the Heritage Acquisition, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement ("CRSA") with ETP pursuant to which ETP will provide contingent, residual support of $1.5 billion of debt ("Supported Debt" as defined in the CRSA).
On March 28, 2012, AmeriGas Partners announced that holders of approximately $383.5 million in aggregate principal amount of outstanding 6.50% Senior Notes due May 2021 (the “6.50% Notes”) had validly tendered their notes in connection with the Partnership's March 14, 2012, offer to purchase for cash up to $200 million of the 6.50% Notes. Tendered 6.50% Notes in the amount of $200 million were redeemed on March 28, 2012, at an effective price of 105%. During June 2012, AmeriGas Partners repurchased approximately $19.2 million aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net loss on extinguishment of debt of $13.3 million associated with these transactions.
AmeriGas OLP has a $525 million unsecured credit agreement (“2011 AmeriGas Credit Agreement”) which expires on October 15, 2016. At September 30, 2012 and 2011, there were $49.9 million and $95.5 million of borrowings outstanding under the 2011 AmeriGas Credit Agreement at average interest rates of 2.72% and 2.29%, respectively. Borrowings under the 2011 AmeriGas Credit Agreement are classified as bank loans on the Consolidated Balance Sheets. During Fiscal 2012, the 2011 Credit Agreement was amended to, among other things, increase the total amount available to $525 million from $325 million previously, extend its expiration date to October 2016, and amend certain financial covenants as a result of the acquisition of Heritage Propane.
Issued and outstanding letters of credit under the 2011 AmeriGas Credit Agreement, which reduce the amount available for borrowings, totaled $47.9 million and $35.7 million at September 30, 2012 and 2011, respectively. The average daily and peak bank loan borrowings outstanding under the 2011 AmeriGas Credit Agreement during Fiscal 2012 were $95.3 million and $239.5 million, respectively. The average daily and peak bank loan borrowings outstanding under AmeriGas OLP credit agreements during Fiscal 2011 were $151.1 million and $235 million, respectively.
Based upon existing cash balances, cash expected to be generated from operations and borrowings available under the 2011 AmeriGas Credit Agreement, the Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013.

International Propane. International Propane’s total debt at September 30, 2012, includes $488.7 million (€380 million) outstanding under Antargaz’ 2011 Senior Facilities term loan and a combined $79.6 million (€61.9 million) outstanding under Flaga’s term loans. Total International Propane debt outstanding at September 30, 2012 also includes (1) combined borrowings of $21.0 million (€16.3 million) outstanding under Flaga’s working capital facilities and (2) $5.6 million (€4.4 million) of other long-term debt.
Antargaz. Antargaz has a variable-rate term loan agreement with a consortium of banks (“2011 Senior Facilities Agreement”). The 2011 Senior Facilities Agreement consists of (1) a €380 million variable-rate term loan and (2) a €40 million credit facility. Scheduled maturities under the term loan are €38 million due May 2014, €34.2 million due May 2015, and €307.8 million due March 2016. Antargaz has entered into pay-fixed, receive-variable interest rate swaps to fix the underlying euribor rate of interest on the term loan at an average rate of approximately 2.45% through September 2015 and, thereafter, at a rate of approximately 3.71% through the date of the term loan’s final maturity in March 2016. At September 30, 2012, the effective interest rate on Antargaz’ term loan was 4.66%. UGI has guaranteed up to €100 million of payments under the 2011 Senior Facilities Agreement.
Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013 with cash generated from operations and borrowings under its 2011 Senior Facilities Agreement.
Flaga. Flaga has a €40 million ($51.4 million) euro-based term loan of which €26.7 million matures in August 2016 and €13.3 million matures in September 2016. This term loan bears interest at one- to twelve-month euribor rates (as chosen by Flaga from time to time) plus a margin. Flaga has effectively fixed the euribor component of its interest rate on this term loan through September 2016 at 2.68% by entering into interest rate swap agreements. The effective interest rate on this term loan at September 30, 2012, was 5.18%.
In December 2011, Flaga entered into a €19.1 million ($24.6 million) euro-based variable-rate term loan agreement. Proceeds from the term loan were used, in large part, to fund Flaga’s October 2011 acquisition of Shell’s LPG propane businesses in Finland, Norway, Sweden and Denmark. The term loan matures in October 2016 and bears interest at three-month euribor rates plus a margin. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 1.79% by entering into an interest rate swap agreement. The effective interest rate on this term loan at September 30, 2012, was 4.35%.
Flaga also has a euro-based variable-rate term loan which had an outstanding principal balance of €2.8 million ($3.6 million) on September 30, 2012. Semi-annual principal payments of €0.7 million are due on December 31 and June 30 each year through June 2014. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 2.16% by entering into an interest rate swap agreement. The effective interest rate on this term loan at September 30, 2012, was 5.04%.
At September 30, 2012, Flaga has two principal working capital facilities (the "Flaga Credit Agreements") comprising (1) a €46 million multi-currency working capital facility which includes an uncommitted €6 million overdraft facility (the “Flaga Multi-Currency Working Capital Facility”) and (2) a euro-denominated working capital facility that provides for borrowings and issuances of guarantees totaling €12 million (the “Euro Facility”). The Flaga Multi-Currency Working Capital Facility expires in September 2014 and the Euro Facility expires in September 2013. At September 30, 2012 and 2011, there were €11.9 million ($15.3 million) and €12.3 million ($16.5 million) of borrowings outstanding under the Flaga Credit Agreements, respectively. These amounts are reflected as bank loans on the Consolidated Balance Sheets.
At September 30, 2012 and 2011, the weighted-average interest rates on the Flaga Credit Agreements were 2.31% and 3.39%, respectively. Issued and outstanding guarantees, which reduce available borrowings under the Flaga Credit Agreements, totaled €19.2 million ($24.7 million) at September 30, 2012. The average daily and peak bank loan borrowings outstanding under the Flaga Credit Agreements during Fiscal 2012 were €15.5 million and €17.8 million, respectively. The average daily and peak bank loan borrowings outstanding under Flaga principal working capital facilities during Fiscal 2011 were €16.4 million and €18.0 million, respectively.
Based upon cash generated from operations and borrowings under its working capital facilities, Flaga’s management believes it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013.
UGI Utilities. UGI Utilities’ total debt at September 30, 2012, includes long-term debt comprising $383.0 million of Senior Notes, $217.0 million of Medium-Term Notes and $9.2 million of bank loan borrowings.
UGI Utilities has a credit agreement (the “UGI Utilities 2011 Credit Agreement”) with a group of banks providing for borrowings up to $300 million (including a $100 million sublimit for letters of credit) which expires in October 2015. Borrowings under the UGI Utilities 2011 Credit Agreement are classified as bank loans. At September 30, 2012, there were $9.2 million of borrowings outstanding under UGI Utilities 2011 Credit Agreement. There were no amounts outstanding at September 30, 2011.
During Fiscal 2012 and Fiscal 2011, average daily bank loan borrowings were $16.2 million and $17.6 million, respectively,

and peak bank loan borrowings totaled $70.6 million and $90 million, respectively.
Based upon cash expected to be generated from Gas Utility and Electric Utility operations and borrowings available under the UGI Utilities 2011 Credit Agreement, UGI Utilities’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013.
Midstream & Marketing. Energy Services has an unsecured credit agreement (“Energy Services Credit Agreement”) with a group of lenders providing for borrowings of up to $170 million (including a $50 million sublimit for letters of credit) which expires in August 2013. The Energy Services Credit Agreement can be used for general corporate purposes of Energy Services and its subsidiaries and to fund dividend payments provided that, after giving effect to such dividend payments, Energy Services maintains a specified ratio of Consolidated Total Indebtedness to EBITDA, each as defined in the Energy Services Credit Agreement. Borrowings outstanding under the Energy Services Credit Agreement totaled $85.0 million at September 30, 2012. Energy Services intends to extend its credit agreement and increase its borrowing capacity prior to its scheduled expiration.
Energy Services also has a $200 million receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper. The Receivables Facility is currently scheduled to expire in April 2013, although the Receivables Facility may terminate prior to such date due to the termination of commitments of the Receivables Facility’s back-up purchasers. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes. Energy Services intends to extend its Receivables Facility prior to its scheduled expiration in April 2013.
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. Through September 30, 2010, this two-step transaction was accounted for as a sale of receivables following GAAP for accounting for transfers and servicing of financial assets and extinguishments of liabilities. Effective October 1, 2010, the Company adopted a new accounting standard that changed the accounting for the Receivables Facility. Beginning October 1, 2010, trade receivables transferred to the commercial paper conduit remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the commercial paper conduit. Additionally, beginning October 1, 2010, the Company records interest expense on amounts owed to the commercial paper conduit.
At September 30, 2012, the outstanding balance of ESFC trade receivables was $43.5 million of which no amount was sold to the commercial paper conduit. At September 30, 2011, the outstanding balance of ESFC trade receivables was $52.1 million and there was $14.3 million that was sold to the commercial paper conduit and reflected as bank loans on the Consolidated Balance Sheet. During Fiscal 2012 and Fiscal 2011, peak sales of receivables were $51.5 million and $31.7 million, respectively, and average daily amounts sold were $15.6 million and $1.3 million, respectively.
Based upon cash expected to be generated from operations, borrowings available under the Energy Services Credit Agreement and Receivables Facility, and capital contributions from UGI, management believes that Energy Services will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013.
Cash Flows
Operating Activities. Year-to-year variations in cash flow from operations can be significantly affected by changes in operating working capital especially during periods of significant changes in energy commodity prices.
Cash flow provided by operating activities was $707.7 million in Fiscal 2012, $554.7 million in Fiscal 2011 and $598.8 million in Fiscal 2010. Cash flow from operating activities before changes in operating working capital was $622.5 million in Fiscal 2012, $697.6 million in Fiscal 2011 and $663.8 million in Fiscal 2010. The decrease in cash flow from operating activities before changes in operating working capital in Fiscal 2012 compared to Fiscal 2011 reflects, in large part, the effects of the lower operating results in Fiscal 2012 and lower cash flow associated with settled commodity derivative contracts. Changes in operating working capital provided (used) operating cash flow of $85.2 million in Fiscal 2012, $(142.9) million in Fiscal 2011 and $(65.0) million in Fiscal 2010. Cash flow from changes in operating working capital principally reflects the impacts of changes in LPG and natural gas prices on operating working capital, primarily accounts receivable, inventories and accounts payable, and the timing and amount of natural gas cost recoveries or refunds through Gas Utility’s PGC recovery mechanism. The higher cash provided by changes in operating working capital in Fiscal 2012 compared with Fiscal 2011 largely reflects, among other things, the timing of the Heritage Acquisition on cash receipts from Heritage Propane customers and the effects of lower volumes sold due to the warm weather on changes in accounts receivable.

Investing Activities. Investing activity cash flow is principally affected by expenditures for property, plant and equipment; cash paid for acquisitions of businesses; changes in restricted cash balances and proceeds from sales of assets. Net cash flow used by investing activities was $1,904.5 million in Fiscal 2012, $415.4 million in Fiscal 2011 and $399.3 million in Fiscal 2010. The significant increase in cash flow used in Fiscal 2012 principally reflects cash paid for the Heritage Acquisition (net of cash acquired) of approximately $1.4 billion. Cash used for acquisitions of businesses in Fiscal 2012 also includes the Shell Transaction. Expenditures for property, plant and equipment totaled $339.4 million in Fiscal 2012, $360.7 million in Fiscal 2011 and $347.3 million in Fiscal 2010. Cash from changes in restricted cash in futures brokerage accounts provided cash of $14.2 million in Fiscal 2012 and $17.6 million Fiscal 2011, and used cash of $27.8 million in Fiscal 2010. The amount of restricted cash required in such accounts is generally the result of changes in underlying commodity prices. During Fiscal 2010, we received $66.6 million in cash proceeds from the sale of Atlantic Energy.
Financing Activities. Cash flow provided (used) by financing activities was $1,278.5 million in Fiscal 2012, $(152.1) million in Fiscal 2011 and $(213.6) million in Fiscal 2010. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net bank loan borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units and issuances of UGI and AmeriGas Partners equity instruments.

In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, AmeriGas Partners issued $550 million principal amount of 6.75% Notes due 2020 and $1.0 billion principal amount of 7.00% Notes due 2022. In March 2012, AmeriGas Partners sold 7 million Common Units in an underwritten public offering and used a portion of the net proceeds to repay $200 million of outstanding 6.50% Senior Notes due May 2021, to reduce bank loan borrowings and for general corporate purposes. In June 2012, AmeriGas Partners repurchased $19.2 million aggregate principal amount of outstanding 7.00% Notes. Repayments of AmeriGas Partners debt includes transaction fees and expenses associated with these extinguishments in Fiscal 2012. Distributions on AmeriGas Partners publicly held Common Units in Fiscal 2012 increased over Fiscal 2011 reflecting the greater number of Common Units outstanding and higher Fiscal 2012 quarterly per-unit distribution rates.
During Fiscal 2011, AmeriGas Partners redeemed $415 million principal amount of 7.25% AmeriGas Partners Senior Notes due 2015 and $14.6 million principal amount of 8.875% Senior Notes due May 2011 with proceeds from the issuance of $470 million principal amount of 6.50% AmeriGas Partners Senior Notes due 2021. Also during Fiscal 2011, AmeriGas Partners redeemed $350 million principal amount of its 7 1/8% Senior Notes due 2016 with proceeds from the issuance of $450 million principal amount of its 6.25% Senior Notes due 2019. A portion of the proceeds from the issuances of the Senior Notes were also used to reduce AmeriGas OLP bank loan borrowings. Repayments of AmeriGas Partners debt includes $30.6 million of transaction fees and expenses associated with these extinguishments in Fiscal 2011. Also during Fiscal 2011, Antargaz repaid its maturing €380 million Senior Facilities Agreement borrowings with the proceeds from its new 2011 Senior Facilities Agreement and Flaga repaid €21 million of maturing term loan debt with the proceeds from its new €40 million euro-denominated term loan.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions but include capital leases) by our business segments for Fiscal 2012, Fiscal 2011 and Fiscal 2010. We also provide amounts we expect to spend in Fiscal 2013. We expect to finance Fiscal 2013 capital expenditures principally from cash generated by operations, borrowings under credit facilities and cash on hand.

Year Ended September 30,	2013	2012	2011	2010
(Millions of dollars)	(estimate)
AmeriGas Propane	$130.0	$103.1	$77.2	$83.2
International Propane	70.0	64.2	65.4	59.0
Gas Utility	111.0	109.0	91.3	73.5
Midstream & Marketing	185.0	60.4	112.8	116.4
Other	10.0	6.5	8.9	20.8
Total	$506.0	$343.2	$355.6	$352.9

Midstream & Marketing’s capital expenditures in Fiscal 2012, Fiscal 2011 and Fiscal 2010 principally reflect capital expenditures related to natural gas storage, electric generation and Marcellus Shale projects. These Midstream & Marketing capital expenditures were financed in large part by capital contributions from UGI and cash from operations. Estimated AmeriGas Propane Fiscal 2013 capital expenditures include $20.0 million related to Heritage integration activities. AmeriGas Propane Fiscal 2012 capital expenditures include $17.6 million of transition capital expenditures relating to Heritage Propane integration activities.

In 2010, the Company announced plans to invest approximately $300 million over the next few years on infrastructure projects to support the development of natural gas in the Marcellus Shale region. To date the Company has invested or committed to invest more than half of this amount. One major example is the Company's recently announced expansion of the Auburn gathering system, which builds on a previous investment to move gas for Citrus Energy Appalachia, LLC. The 30-mile extension will link Marcellus production to the Transcontinental Gas Pipeline. The timing and extent of the Company's investment in Marcellus infrastructure will depend on a number of factors including the timing of development of Marcellus gas production, market competition, any required regulatory approvals and construction schedules. The Company has a number of projects under development, including the previously announced Commonwealth Pipeline project.
Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2012. Such obligations include scheduled repayments of long-term debt, interest on long-term fixed-rate debt, operating lease payments, unconditional purchase obligations for pipeline capacity, pipeline transportation and natural gas storage services and commitments to purchase natural gas, LPG and electricity, capital expenditures and derivative financial instruments. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2012:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2013	Fiscal 2014 - 2015	Fiscal 2016 - 2017	Thereafter
Long-term debt (a)	$3,514.3	$166.1	$138.8	$752.6	$2,456.8
Interest on long-term fixed rate debt (b)	1,735.1	228.7	410.6	356.0	739.8
Operating leases	318.6	77.4	107.9	64.7	68.6
AmeriGas Propane supply contracts	319.3	141.4	174.7	3.2	—
International Propane supply contracts	571.2	226.4	286.8	58.0	—
Midstream & Marketing supply contracts	227.2	171.1	56.1	—	—
UGI Utilities supply, storage and transportation contracts	463.2	173.9	156.8	69.8	62.7
Derivative financial instruments (c)	91.5	85.7	5.8	—	—
Other purchase obligations (d)	34.8	34.8	—	—	—
Total	$7,275.2	$1,305.5	$1,337.5	$1,304.3	$3,327.9

(a)	Based upon stated maturity dates.

(b)	Based upon stated interest rates adjusted for the effects of interest rate swaps.

(c)
Represents the sum of amounts due from us if derivative financial instrument liabilities were settled at the September 30, 2012, amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate swaps).

(d)	Includes material capital expenditure obligations.
Other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2012, principally comprise refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 15 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 7 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 13 to Consolidated Financial Statements). These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. We believe we will be required to make contributions to UGI Utilities’ pension plan (as further described below under “U.S. Pension Plan”) in Fiscal 2013 of approximately $16.0 million. Contributions to the UGI Pension Plan in years beyond Fiscal 2013 will depend in large part on the impact of future returns and interest rates on pension plan assets. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2012, the maximum potential amount of future payments under lease guarantees assuming the leased equipment was deemed worthless was approximately $14 million.

Significant Acquisitions and Dispositions

On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the Heritage Acquisition for total consideration of approximately $2.6 billion comprising $1.5 billion in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately $1.1 billion. The Heritage Acquisition was consummated pursuant to the Contribution Agreement, by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. The acquired business conducts its propane operations in 41 states. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.

The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners, of $550 million principal amount of 6.75% Notes and $1.0 billion principal amount of 7.00% Notes. For further information on the 6.75% Notes and 7.00% Notes, see Note 5 to Consolidated Financial Statements.

The results of operations of Heritage Propane are included in the Consolidated Statements of Income since the Acquisition Date. For more information on the Heritage Acquisition, see Note 4 to Consolidated Financial Statements.
In October 2011, we acquired Shell’s LPG distribution businesses in the United Kingdom, Belgium, the Netherlands, Luxembourg, Denmark, Finland, Norway and Sweden for €133.6 million ($179.0 million) in cash (see Note 4 to Consolidated Financial Statements).
On July 30, 2010, Energy Services sold all of its interest in its second-tier, wholly owned subsidiary, Atlantic Energy, to DCP Midstream Partners, L.P. for $49.0 million cash plus an amount for inventory and other working capital. Atlantic Energy owns and operates a 20 million gallon marine import and transshipment facility located in the port of Chesapeake, Virginia. The Company recorded a $36.5 million pre-tax gain on the sale which amount is included in other income, net, in the Fiscal 2010 Consolidated Statement of Income. The gain increased Fiscal 2010 net income attributable to UGI Corporation by $17.2 million or $0.16 per diluted share (see Note 4 to Consolidated Financial Statements).
U.S. Pension Plan
In the U.S., we currently sponsor one defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“U.S. Pension Plan”). The fair value of the U.S. Pension Plan's assets totaled $351.5 million and $289.7 million at September 30, 2012 and 2011, respectively. At September 30, 2012 and 2011, the underfunded positions of the U.S. Pension Plan, defined as the excess of the projected benefit obligations (“PBOs”) over the U.S. Pension Plan’s assets, were $192.1 million and $167.0 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. We anticipate that we will be required to make contributions to the U.S. Pension Plan during Fiscal 2013 of approximately $16.0 million. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2012 was $15.3 million. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2013 is expected to be approximately $20.0 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. Through September 30, 2012, we have recorded cumulative after-tax charges to UGI Corporation’s stockholders’ equity of $22.9 million and recorded regulatory assets totaling $188.2 million in order to reflect the funded status of our pension and other postretirement benefit plans. For a more detailed discussion of the U.S. Pension Plan and our other postretirement benefit plans, see Note 7 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff's formal complaint, issued on June 11, 2012 ("PUC Staff Complaint"), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Staff Complaint had alleged that UGI Utilities had committed six violations of gas safety regulations and UGI Utilities' operating procedures related to its cast iron main replacement and gas odorant monitoring programs, and its emergency response to the Incident. As part of the Joint Settlement, UGI Utilities has agreed (i) to the assessment of a $0.4 million civil penalty; (ii) to accelerate the time frame for UGI Utilities, CPG, and PNG to replace the remainder of its cast-iron mains to 14 years, and (iii) to install odorant monitoring and injection equipment in its natural gas system at a number of supply points, but does not concede to having violated any regulation or operating procedure. Under the Joint Settlement, UGI Utilities, CPG and PNG have also agreed to not seek recovery of the related annual cost of capital return requirements through a DSIC for a period of 24 months but are permitted to retain the current 30-year timeframe for replacing the remainder of their bare steel mains. On October 31, 2012, the PUC administrative law judge issued an initial decision approving the settlement. The provisions of the Joint Settlement will become effective if the initial decision becomes final or if the PUC determines to review the initial decision and issues a final order approving the terms and conditions of the Joint Settlement without modification. The Company does not believe that the cost of complying with the requirements of the Joint Settlement will have a material impact on UGI Utilities' consolidated financial position, results of operations or cash flows.
On January 14, 2011, CPG filed a request with the PUC to increase its operating revenues by $16.5 million annually. Among other things, the increased revenues would fund system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs that would provide rebates and other incentives for customers to install new high-efficiency equipment (collectively, “Energy and Efficiency Conservation Program”). On June 23, 2011, a Joint Petition for Approval of Settlement of All Issues (“Joint Petition”) was filed with the PUC based upon agreements with the active parties regarding the requested base operating revenue increase. On August 11, 2011, the PUC approved the settlement agreement which resulted in an increase in annual base rate revenues of $8.0 million as well as $0.9 million in revenues per year for use in CPG’s Energy and Efficiency Conservation Program. The increase became effective August 30, 2011. During Fiscal 2012, the PUC reversed its earlier decision related to the $0.9 million increase in revenues associated with the Energy and Efficiency Conservation Program and required CPG to refund revenue it had collected for that program.
On October 21, 2010, the Federal Energy Regulatory Commission (“FERC”) approved and later affirmed CPG’s application to abandon a storage service and approved the transfer of its Tioga, Meeker and Wharton natural gas storage facilities, along with related assets, to UGI Storage Company, a subsidiary of Energy Services. The PUC approved the transfer subject to, among other things, a reduction in base rates and CPG’s agreement to charge PGC customers, for a period of three years, no more for storage services from the transferred assets than they would have paid before the transfer, to the extent used. On April 1, 2011, the storage facilities were dividended to UGI and subsequently contributed to UGI Storage Company. The net book value of the storage facility assets was $10.9 million. Compliance with the provisions of the PUC Order approving the transfer of the storage assets did not have a material impact on the results of operations of Gas Utility. Concurrent with the April 1, 2011 transfer, CPG entered into a one-year firm storage service agreement with UGI Storage Company.
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
UGI Utilities Income Taxes

In 2010, U.S. federal tax legislation was enacted that allows taxpayers to fully deduct qualifying capital expenditures incurred after September 8, 2010, through the end of calendar 2011, when such property is placed in service before 2012. In accordance with existing Pennsylvania tax statutes, Pennsylvania taxpayers are also permitted to fully deduct such qualifying capital expenditures for Pennsylvania state corporate net income tax purposes. Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits from accelerated tax depreciation. UGI Utilities’ Fiscal 2011 and, to a lesser extent, Fiscal 2012 state tax rates reflect the beneficial effects of this greater state tax depreciation. The additional state and federal tax depreciation deductions described above reduce federal and state income taxes otherwise payable and increase UGI Utilities deferred income tax liabilities.

Manufactured Gas Plants
UGI Utilities
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 million and $1.1 million, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $15.0 million and $17.9 million, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently getting regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At September 30, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.
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
For additional information on the MGP sites outside of Pennsylvania currently subject to third-party claims, see Note 15 to Consolidated Financial Statements.
AmeriGas Propane
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
Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership and our International Propane operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and International Propane may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements and over-the-counter derivative commodity instruments including price swap and option contracts. In addition, Antargaz hedges a portion of its future U.S. dollar denominated LPG product purchases through the use of forward foreign exchange contracts as further described below. Our International Propane operations have used over-the-counter derivative commodity instruments and may from time-to-time enter into other derivative contracts, similar to those used by the Partnership, to reduce market risk associated with a portion of their LPG purchases. Over-the-counter derivative commodity instruments used to hedge forecasted purchases of propane are generally settled at expiration of the contract.

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the New York Mercantile Exchange (“NYMEX”) to reduce volatility in the cost of gas it purchases for its retail core-market customers.

The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at September 30, 2012, were not material.

Midstream & Marketing purchases FTRs to economically hedge certain transmission costs that may be associated with its fixed-price electricity sales contracts. In addition, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later sale of natural gas or propane. Although Midstream & Marketing's FTRs and NYMEX futures contracts associated with the purchase and later anticipated sale of natural gas and propane are generally effective as economic hedges, they do not currently qualify for hedge accounting treatment.
In order to manage market price risk relating to substantially all of Midstream & Marketing's fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge a portion of its anticipated sales of electricity from its electricity generation facilities. Although Midstream & Marketing's fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing's results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers. Midstream & Marketing has entered into and may continue to enter into fixed-price propane sales agreements. In order to manage the market price risk relating to substantially all of its fixed-price propane sales agreements, Midstream & Marketing enters into price swap and option contracts.
UGID has entered into fixed-price sales agreements for a portion of the electricity expected to be generated by its electric generation assets. In the event that these generation assets would not be able to produce all of the electricity needed to supply electricity under these agreements, UGID would be required to purchase electricity on the spot market or under contract with other electricity suppliers. Accordingly, increases in the cost of replacement power could negatively impact the UGID's results.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt includes bank loan borrowings and Antargaz’ and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz and Flaga have effectively fixed the underlying euribor interest rates on their term loans through their scheduled maturity dates through the use of interest rate swaps. At September 30, 2012, combined borrowings outstanding under variable-rate debt agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate term loan debt, totaled $165.1 million. Excluding Antargaz’ and Flaga’s effectively fixed-rate term loan debt and based upon average borrowings outstanding under remaining variable-rate borrowings, an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2012 and Fiscal 2011 interest expense by approximately $2.8 million and $2.0 million, respectively. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of $160.1 million and $104.1 million at September 30, 2012 and 2011, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of $137.0 million and $96.1 million at September 30, 2012 and 2011, respectively.
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
Foreign Currency Exchange Rate Risk

Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. We use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Realized gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are liquidated. At September 30, 2012, there were no unsettled net investment hedges outstanding. With respect to our net investments in our International Propane operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value at September 30, 2012, by approximately $85.0 million, which amount would be reflected in other comprehensive income.
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
Derivative Financial Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties' financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits.
Certain of our derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and option contracts generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At September 30, 2012 and 2011, restricted cash in brokerage accounts totaled $3.0 million and $17.2 million, respectively.
The following table summarizes the fair values of unsettled market risk sensitive derivative instruments assets and (liabilities) held at September 30, 2012 and 2011. The table also includes the changes in fair value of derivative instruments that would result if there were a 10% adverse change in (1) the market prices of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) the three-month and one-month Euribor rates; and (3) the value of the euro versus the U.S. dollar. Gas Utility’s and Electric Utility’s derivative instruments other than gasoline futures and swap contracts are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2012:
Commodity price risk	$(43.7)	$(35.9)
Interest rate risk	(71.9)	(2.9)
Foreign currency exchange rate risk	1.8	(15.4)

September 30, 2011:
Commodity price risk	$(25.6)	$(35.3)
Interest rate risk	(44.4)	(8.2)
Foreign currency exchange rate risk	1.9	(16.5)

Because a significant portion of our derivative instruments qualify as hedges under GAAP, we expect that changes in the fair value of derivative instruments used to manage commodity, currency or interest rate market risk would be substantially offset by gains or losses on the associated anticipated transactions.

Critical Accounting Policies and Estimates
Accounting policies and estimates discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Changes in these policies and estimates could have a material effect on the financial statements. The application of these accounting policies and estimates necessarily requires management’s most subjective or complex judgments regarding estimates and projected outcomes of future events which could have a material impact on the financial statements. Management has reviewed these critical accounting policies, and the estimates and assumptions associated with them, with the Company’s Audit Committee. In addition, management has reviewed the following disclosures regarding the application of these critical accounting policies and estimates with the Audit Committee. Also, see Note 2 to Consolidated Financial Statements which discusses the significant accounting policies that we have selected from acceptable alternatives.
Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation regarding pending claims and legal actions that arise in the normal course of business. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and PNG and CPG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with GAAP, when a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there is a range of possible loss with equal likelihood, liabilities recorded are based upon the low end of such range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of possible loss may not be practicable based upon the information available and the potential effects of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Reasonable estimates involve management judgments based on a broad range of information and prior experience. These judgments are reviewed quarterly as more information is received and the amounts reserved are updated as necessary. Such estimated reserves may differ materially from the actual liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.
Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2012, our regulatory assets totaled $338.4 million. See Notes 2 and 8 to Consolidated Financial Statements.
Depreciation and Amortization of Long-Lived Assets. We compute depreciation on UGI Utilities’ property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property and on our other property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 2 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2012, our net property, plant and equipment totaled $4,233.1 million and we recorded depreciation expense of $264.2 million during Fiscal 2012. As of September 30, 2012, our net intangible assets subject to amortization totaled $521.0 million and we recorded amortization expense on intangible assets subject to amortization of $44.5 million during Fiscal 2012.
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
Impairment of Goodwill. We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated if they have similar economic characteristics. Certain of the Company’s operating segments have goodwill resulting from purchase business combinations. In accordance with GAAP, each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. We determine fair values for each of the reporting units generally using an income approach unless market values are available. For purposes of the income approach, fair value is determined based upon the present value of estimated future cash flows discounted at an appropriate risk-adjusted rate. Cash flow estimates used to establish fair values involve management judgments based on a broad range of information and historical results. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. To the extent estimated cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill which would adversely impact our results of operations. The Company adopted new accounting guidance regarding goodwill impairment during Fiscal 2012 (see Note 3 to Consolidated Financial Statements) which permits us, in certain circumstances, to perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value. As of September 30, 2012, our goodwill totaled $2,818.3 million. We did not record any impairments of goodwill in Fiscal 2012, Fiscal 2011 or Fiscal 2010.
Pension Plan Assumptions. Pension plan assumptions are significant inputs to the actuarial models that measure pension benefit obligations and pension expense. The cost of providing benefits under the U.S. Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the U.S. Pension Plan are held in trust and consist principally of equity and fixed income mutual funds. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on U.S. Pension Plan assets of 50 basis points to a rate of 7.25% would result in an increase in pre-tax pension cost of approximately $1.8 million in Fiscal 2013. A decrease in the discount rate of 50 basis points to a rate of 3.70% would result in an increase in pre-tax pension cost of approximately $3.2 million in Fiscal 2013.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the positions will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of such and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2012, our net deferred tax liabilities totaled $878.2 million.

Newly Adopted and Recently Issued Accounting Pronouncements
See Note 3 to Consolidated Financial Statements for a discussion of the effects of accounting guidance we adopted in Fiscal 2012 as well as recently issued accounting guidance not yet adopted.

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

(a)
The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this Report, were effective at the reasonable assurance level.

(b)	For “Management's Annual Report on Internal Control over Financial Reporting” see Item 8 of this Report (which information is incorporated herein by reference).

(c)
During the most recent fiscal quarter, other than changes resulting from the acquisition of Heritage Propane discussed below, no change in the Company's internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

On January 12, 2012, AmeriGas Partners acquired Heritage Propane. The Partnership is currently in the process of integrating Heritage Propane's operations, processes and internal controls. See Note 4 to Consolidated Financial Statements for additional information on the acquisition of Heritage Propane.

ITEM 9B.	OTHER INFORMATION
None.

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI's Proxy Statement, which will be filed with the SEC by December 31, 2012.

	Information	Captions of Proxy Statement Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance
Election of Directors - Nominees; Corporate Governance; Board Independence; Board Committees; Communications with the Board; Securities Ownership of Management - Section 16(a) - Beneficial Ownership Reporting Compliance; Report of the Audit Committee of the Board of Directors

The Code of Ethics for the Chief Executive Officer and Senior Financial Officers of UGI Corporation is available without charge on the Company’s website, www.ugicorp.com or by writing to Hugh J. Gallagher, Treasurer, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482.

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

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2012 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,036,772	(1)	$26.66		1,436,672
	885,338	(2)	$0
Equity compensation plans not approved by security holders	21,000	(3)	$12.64
Total	8,943,110		$26.62	(4)

(1)	Represents 8,036,772 stock options under the 2000 Directors' Stock Incentive Plan and the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.

(2)	Represents 885,338 phantom share units under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006.

(3)
Column (a) represents 21,000 stock options under the 2002 Non-Qualified Stock Option Plan. Under the 2002 Non-Qualified Stock Option Plan, the option exercise price is not less than 100% of the fair market value of the Company's common stock on the date of grant. Generally, options become exercisable in three equal annual installments beginning on the first anniversary of the grant date. All options are non-transferable and generally exercisable only while the holder is employed by the Company or an affiliate, with exceptions for exercise following retirement, disability and death. Options are subject to adjustment in the event of recapitalization, stock splits, mergers and other similar corporate transactions affecting the Company's common stock.

(4)	Weighted-average exercise price of outstanding options; excludes phantom share units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
Lon R. Greenberg	62	Chairman and Chief Executive Officer
John L. Walsh	57	President and Chief Operating Officer
Kirk R. Oliver	54	Chief Financial Officer
Davinder S. Athwal	45	Vice President - Accounting and Financial Control and Chief Risk Officer
Jerry E. Sheridan	47	President and Chief Executive Officer, AmeriGas Propane, Inc.
Robert F. Beard	47	President and Chief Executive Officer, UGI Utilities, Inc.
Bradley C. Hall	59	Vice President - New Business Development
Monica M. Gaudiosi	49	Vice President, General Counsel and Secretary

All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

Lon R. Greenberg

Mr. Greenberg has been Chairman of the Board of Directors of UGI since 1996 and Chief Executive Officer since 1995. He was formerly President (1994 to 2005), Vice Chairman of the Board (1995 to 1996), and Senior Vice President - Legal and Corporate Development (1989 to 1994). Mr. Greenberg also serves as a Director of UGI Utilities, Inc., AmeriGas Propane, Inc., Aqua America, Inc. and Ameriprise Financial, Inc. As previously announced, Mr. Greenberg will retire from his position as Chief Executive Officer of UGI in the spring of 2013 and will serve as Non-Executive Chairman of the Board of Directors following his retirement.

John L. Walsh

Mr. Walsh is a Director and President and Chief Operating Officer of UGI Corporation (since 2005). In addition, Mr. Walsh serves as Vice Chairman of AmeriGas Propane, Inc. (since 2005) and UGI Utilities, Inc. (since 2005). Previously, he also served as President and Chief Executive Officer of UGI Utilities, Inc. (2009 to 2011). Mr. Walsh was the Chief Executive of the Industrial and Special Products Division of the BOC Group plc (industrial gases), a position he assumed in 2001. He was also an Executive Director of BOC (2001 to 2005). He joined BOC in 1986 as Vice President-Special Gases and held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as a Director of UGI Utilities, Inc. and AmeriGas Propane, Inc. As previously announced, Mr. Walsh will be named President and Chief Executive Officer of UGI upon Mr. Greenberg's retirement in the spring of 2013.

Kirk R. Oliver

Mr. Oliver is Chief Financial Officer of UGI (since October 2012). From December 2011 until September 2012, Mr. Oliver served as Senior Managing Director & Chief Operating Officer of InfraREIT Capital Partners, LLC, a partnership that invests in infrastructure assets, primarily electric transmission and gas pipeline assets. Prior to joining InfraREIT Capital, Mr. Oliver served as Senior Vice President and Chief Financial Officer of Allegheny Energy, Inc., an electric utility company, from 2008 to 2011, and as a Senior Executive at Hunt Power, LLC, a company that develops and invests in electric and gas utility projects, from 2007 to 2008. Mr. Oliver served in various positions at TXU Corp. (now Energy Future Holdings Corp.), an electricity distribution, generation and transmission company in Texas, from 1998 to 2006, including as Executive Vice President and Chief Financial Officer from 2004 to 2006, Senior Vice President, Finance from 2000 to 2003 and Vice President, Treasurer and Assistant Secretary from 1998 to 1999. Prior to joining TXU Corp., Mr. Oliver spent eleven years as an investment banker in the Global Power and Energy Group at Lehman Brothers and six years at Motorola Inc.

Davinder S. Athwal

Mr. Athwal is Vice President - Accounting and Financial Control and Chief Risk Officer (since January 2009). He previously served as the Global Mergers & Acquisitions Controller of Nortel Networks, Inc., a global supplier of telecommunications equipment and solutions from 2007 through 2008. Mr. Athwal served as Director, Global Revenue Governance for Nortel Networks, Inc. from 2006 through 2007. Mr. Athwal previously served in both accounting and risk management roles for IBM Corporation, a globally integrated innovation and technology company (2003 to 2006).

Jerry E. Sheridan

Mr. Sheridan is President, Chief Executive Officer and a Director of AmeriGas Propane, Inc. (since March 2012). Previously, he served as Vice President - Operations and Chief Operating Officer (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011) of AmeriGas Propane, Inc. Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation, a global producer of inorganic specialty chemicals. Mr. Sheridan also serves on the Management Board of the Engineered Materials Division of JM Huber, a privately held company (since 2012).

Robert F. Beard

Mr. Beard is President and Chief Executive Officer of UGI Utilities, Inc. (since September 2011). He previously served as Vice President - Marketing, Rates and Gas Supply (2010 to 2011) and Vice President - Southern Region (2008 to 2010) of UGI Utilities, Inc. From 2006 until 2008, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation and, from 2002 until 2006, he served as Director - Operations and Engineering of PPL Gas Utilities Corporation.

Bradley C. Hall

Mr. Hall is Vice President - New Business Development (since October 1994). He also serves as President of UGI Enterprises, Inc. (since 1994) and UGI Energy Services, Inc. (since 1995). He joined the Company in 1982 and held various positions in UGI Utilities, Inc., including Vice President - Marketing and Rates.

Monica M. Gaudiosi

Ms. Gaudiosi is Vice President, General Counsel and Secretary (since April 2012). She also serves as Vice President and Secretary of AmeriGas Propane, Inc. and UGI Utilities, Inc. (since April 2012). Prior to joining UGI, Ms. Gaudiosi served as Senior Vice President and General Counsel (2007 to 2012) and Senior Vice President and Associate General Counsel (2005 to 2007) of Southern Union Company. Prior to joining Southern Union Company in 2005, Ms. Gaudiosi held various positions with General Electric Capital Corporation (1997 to 2005). Before joining General Electric Capital Corporation, Ms. Gaudiosi was an associate at the law firms of Hunton & Williams (1994 to 1997) and Sutherland, Asbill & Brennan (1988 to 1994).

PART IV:

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statements of Income for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity for the years ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2012, 2011 and 2010
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

(3)	List of Exhibits:

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
1.1	Underwriting Agreement, dated January 5, 2012, by and among the Partnership, the Issuers, AmeriGas Propane, Inc., AmeriGas Propane L.P., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein	AmeriGas Partners, L.P.	Form 8-K (1/5/2012)	1.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
1.2	Underwriting Agreement, dated March 15, 2012, by and among the Partnership, AmeriGas Propane, Inc., AmeriGas Propane, L.P., Wells Fargo Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC, as representatives of the several underwriters named therein.	AmeriGas Partners, L.P.	Form 8-K (3/15/12)	1.1
2.1	Contribution and Redemption Agreement, dated October 15, 2011, by and among AmeriGas Partners, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P. and Heritage ETC, L.P.	AmeriGas Partners, L.P.	Form 8-K (10/15/11)	2.1
2.2	Amendment No. 1, dated as of December 1, 2011, to the Contribution and Redemption Agreement, dated as of October 15, 2011, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (12/1/11)	2.1
2.3	Amendment No. 2, dated as of January 11, 2012, to the Contribution and Redemption Agreement, dated as of October 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
2.4	Letter Agreement, dated as of January 11, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	2.1
3.1	(Second) Amended and Restated Articles of Incorporation of the Company as amended through June 6, 2005	UGI	Form 10-Q (6/30/05)	3.1
3.2	Bylaws of UGI as amended through September 28, 2004	UGI	Form 8-K (9/28/04)	3.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.1
Instruments defining the rights of security holders, including indentures. (The Company agrees to furnish to the Commission upon request a copy of any instrument defining the rights of holders of long-term debt not required to be filed pursuant to Item 601(b)(4) of Regulation S-K)

4.2	The description of the Company's Common Stock contained in the Company's registration statement filed under the Securities Exchange Act of 1934, as amended	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI's (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.2 above
4.4	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
4.5	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1
4.6	Indenture, dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	4.1
4.7	First Supplemental Indenture, dated as of January 20, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (1/19/11)	4.1
4.8	Second Supplemental Indenture, dated as of August 10, 2011, to Indenture dated as of January 20, 2011, by and among AmeriGas Partners, L.P., AmeriGas Finance Corp. and U.S. Bank National Association, as trustee	AmeriGas Partners, L.P.	Form 8-K (8/10/11)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.9
Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on
Form S-3 filed on April 8, 1994
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.10	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association	Utilities	Form 8-K (9/12/06)	4.2
4.11	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.12	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
4.13	Form of Fixed Rate Medium-Term Note	Utilities	Form 8-K (8/26/94)	4(i)
4.14	Form of Fixed Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(i)
4.15	Form of Floating Rate Series B Medium-Term Note	Utilities	Form 8-K (8/1/96)	4(ii)
4.16	Officer's Certificate establishing Medium-Term Notes Series	Utilities	Form 8-K (8/26/94)	4(iv)
4.17	Form of Officer's Certificate establishing Series B Medium-Term Notes under the Indenture	Utilities	Form 8-K (8/1/96)	4(iv)
4.18	Form of Officers' Certificate establishing Series C Medium-Term Notes under the Indenture	Utilities	Form 8-K (5/21/02)	4.2
4.19	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes	Utilities	Form 8-K (5/21/02)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006	UGI	Form 8-K (2/27/07)	10.1
10.2**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 - Terms and Conditions as amended and restated effective July 30, 2012.	UGI	Form 10-K (9/30/11)	10.2
10.3**	UGI Corporation Amended and Restated 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers effective May 20, 2008	UGI	Form 10-Q (6/30/08)	10.1
10.4**	UGI Corporation Amended and Restated Directors' Deferred Compensation Plan as of January 1, 2005	UGI	Form 10-K (9/30/10)	10.5
10.5**	UGI Corporation 2000 Directors' Stock Option Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.13
10.6**	UGI Corporation 1997 Stock Option and Dividend Equivalent Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/10)	10.7
10.7**	UGI Corporation 2000 Stock Incentive Plan Amended and Restated as of May 24, 2005	UGI	Form 10-K (9/30/06)	10.14
10.8**	UGI Corporation 2009 Deferral Plan As Amended and Restated Effective June 1, 2010	UGI	Form 10-Q (6/30/10)	10.1
10.9**	UGI Corporation Senior Executive Employee Severance Plan as in effect as of January 1, 2008	UGI	Form 10-Q (3/31/08)	10.1
10.10**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective January 1, 2009	UGI	Form 10-K (9/30/09)	10.11
10.11**	Amendment 2009-1 to the UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan as Amended and Restated effective January 1, 2009	UGI	Form 10-Q (12/31/09)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.12**	UGI Corporation 2009 Supplemental Executive Retirement Plan For New Employees as Amended and Restated as of October 1, 2010	UGI	Form 10-Q (12/31/09)	10.2
10.13**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006	UGI	Form 10-K (9/30/07)	10.8
10.14**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as Amended and Restated effective January 1, 2005	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.7
10.15**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.16**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010 - Terms and Conditions	AmeriGas Partners, L.P.	Form 10-K (9/30/10)	10.1
10.16a**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter for Employees dated January 1, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.11
10.17**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated January 17, 2012	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.9
10.18**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Mr. Grady dated as of January 17, 2012	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.7
10.19**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated January 17, 2012	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.8
*10.20**	Form of UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for Ms. Monica M. Gaudiosi for the 2010-12 Performance Period, dated as of April 23, 2012

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.21**	Form of UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for Ms. Monica M. Gaudiosi for the 2011-13 Performance Period, dated as of April 23, 2012
10.22**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective January 1, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.5
10.23**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as in effect January 1, 2008.	AmeriGas Partners, L.P.	Form 10-K (9/30/02)	10.12
10.24**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as in effect January 1, 2008	AmeriGas Partners, L.P.	Form 10-K (9/30/08)	10.4
10.25**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2009	AmeriGas Partners, L.P.	Form 10-Q (12/31/09)	10.1
10.26**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006	AmeriGas Partners, L.P.	Form 10-K (9/30/07)	10.19
10.27**	Summary of Antargaz Supplemental Retirement Plans effective as of September 1, 2009	UGI	Form 10-K (9/30/09)	10.20
10.28**	UGI Corporation 2004 Omnibus Equity Compensation Plan Stock Unit Grant Letter for Non Employee Directors, dated January 9, 2012	UGI	Form 10-Q (3/31/12)	10.16
10.29**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 9, 2012	UGI	Form 10-Q (3/31/12)	10.10
10.30**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.11

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.31**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.12
10.32**	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.13
10.33**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.14
10.34**	UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2012	UGI	Form 10-Q (3/31/12)	10.15
10.35**	UGI Corporation Amended and Restated 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Stock Option Grant Letter effective January 1, 2012	UGI	Form 10-K (9/30/11)	10.33
10.36**	UGI Corporation Amended and Restated 2004 Omnibus Equity Compensation Plan Sub-Plan for French Employees and Corporate Officers Performance Unit Grant Letter effective January 1, 2012	UGI	Form 10-K (9/30/11)	10.34
*10.37**	Description of oral compensation arrangements for Messrs. Greenberg, Walsh, Hall, and Oliver and Ms. Gaudiosi
10.38**	Description of oral compensation arrangement for Mr. Sheridan	AmeriGas Partners, L.P.	Form 10-K (9/30/12)	10.29
10.39**	AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., as amended and restated effective January 1, 2005, Restricted Unit Grant Letter dated as of December 31, 2009	AmeriGas Partners, L.P.	Form 10-Q (3/31/10)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.40**	Summary of Director Compensation as of October 1, 2012
10.41**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Messrs. Greenberg and Walsh	UGI	Form 10-Q (6/30/08)	10.3
10.42**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012	UGI	Form 10-Q (6/30/12)	10.1
10.43**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Bissell	AmeriGas Partners, L.P.	Form 10-Q (3/31/05)	10.3
10.44**	Settlement Agreement dated October 12, 2011 among AGZ Holding, Antargaz and Mr. Varagne	UGI	Form 8-K (10/12/11)	10.1
10.45	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.46	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.47	Credit Agreement dated as of June 21, 2011, as amended through and including Amendment No. 4 thereto dated April 18, 2012, by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as a Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (“Agent”), Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the financial institutions from time to time party thereto	AmeriGas Partners, L.P.	Form 10-K (9/30/12)	10.39

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.48	Release of Liens and Termination of Security Documents dated as of November 6, 2006 by and among AmeriGas Propane, Inc., Petrolane Incorporated, AmeriGas Propane, L.P., AmeriGas Propane Parts & Service, Inc. and Wachovia Bank, National Association, as Collateral Agent for the Secured Creditors, pursuant to the Intercreditor and Agency Agreement dated as of April 19, 1995	AmeriGas Partners, L.P.	Form 10-K (9/30/06)	10.3
10.49	Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 8 thereto dated April 22, 2010 and Amendment No. 9 thereto dated August 26, 2010, by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding, LLC, as issuer, and PNC Bank, National Association, as administrator	UGI	Form 10-K (9/30/11)	10.47
10.50
Amendment No. 10, dated as of April 21, 2011 to Receivables Purchase Agreement, dated as of November 30, 2001(as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc. as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator
		UGI	Form 8-K (4/21/11)
10.51	Amendment No. 11, dated as of April 19, 2012, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator	UGI	Form 8-K (4/19/12)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.52	Credit Agreement, dated as of May 25, 2011 among UGI Utilities, Inc., as borrower, and PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and RBS Citizens, N.A., as joint lead arrangers and joint bookrunners, and PNC Bank, National Association, Citizens Bank of Pennsylvania, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, The Bank of New York Mellon, and the other financial institutions from time to time parties thereto	Utilities	Form 8-K (5/25/11)	10.1
10.53	Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 3 thereto dated August 26, 2010, by and between UGI Energy Services, Inc. and Energy Services Funding Corporation	UGI	Form 10-K (9/30/10)	10.47
10.54	Credit Agreement, dated as of August 26, 2010, among UGI Energy Services, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association and Credit Suisse AG, Cayman Islands Branch, as co-documentation agents	UGI	Form 10-K (9/30/10)	10.48

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.55
Senior Facilities Agreement dated March 16, 2011 by and among AGZ Holding, as Parent and Borrower, Antargaz, as Borrower, BNP Paribas, Caisse Régionale de Crédit Agricole Mutuel de Paris et d'Ile de France, Credit Lyonnais and Natixis, as Mandated Lead Arrangers and Bookrunners, Barclays Bank PLC, Banque Commerciale pour le Marché de l'Entreprise and ING Belgium SA, Succursale en France, as Mandated Lead Arrangers, Natixis, as Facility Agent and Security Agent, Banco Bilbao Vizcaya Argentaria, Crédit du Nord, HSBC France, Crédit Suisse International, Bred Banque Populaire and Banque Palatine, as Arrangers and the Financial Institutions named therein
		UGI	Form 10-Q (3/31/11)	10.1
10.56	Pledge of Financial Instruments Account relating to Financial Instruments held by AGZ Holding in Antargaz, dated March 16, 2011, by and among AGZ Holding, as Pledgor, Natixis, as Security Agent and Bank Account Holder, and the Lenders, as Beneficiaries	UGI	Form 10-Q (3/31/11)	10.2
10.57	Pledge of Financial Instruments Account relating to Financial Instruments held by Antargaz in certain subsidiary companies, dated March 16, 2011, by and among Antargaz, as Pledgor, Natixis, as Security Agent and Bank Account Holder, and the Lenders, as Beneficiaries	UGI	Form 10-Q (3/31/11)	10.3
10.58	Master Agreement for Assignment of Receivables dated March 16, 2011 between AGZ Holding, as Assignor, Natixis, as Security Agent, and the Beneficiaries	UGI	Form 10-Q (3/31/11)	10.4
10.59	Master Agreement for Assignment of Receivables dated March 16, 2011 between Antargaz, as Assignor, Natixis, as Security Agent, and the Beneficiaries	UGI	Form 10-Q (3/31/11)	10.5

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.60	First Demand Guarantee dated March 16, 2011 by UGI Corporation in favor of Natixis and the Lenders set forth in the Senior Facilities Agreement dated March 16, 2011	UGI	Form 10-Q (3/31/11)	10.6
10.61	FSS Service Agreement No. 79028 dated March 29, 2012 between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/12)	10.2
10.62	Firm Storage and Delivery Service Agreement (Rate GSS) dated July 1, 1996 between Transcontinental Gas Pipe Line Corporation and PG Energy	Utilities	Form 8-K (8/24/06)	10.8
10.63	Service Agreement For Use Under Seller's GSS Rate Schedule dated July 9, 2012 between Transcontinental Gas Pipe Line Company, LLC and UGI Penn Natural Gas, Inc.	Utilities	Form 10-Q (6/30/12)	10.1
10.64	SST Service Agreement No. 79133 dated March 29, 2012 between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/12)	10.1
10.65	FTS-1 Service Agreement No. 46283 dated November 1, 1993, as amended by that certain letter agreement dated May 5, 2004 between Columbia Gulf Transmission Company and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/11)	10.1
10.66	FTS Service Agreement No. 46284 dated November 1, 1993, as amended by that certain letter agreement dated May 5, 2004, between Columbia Transmission Corporation and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/11)	10.2
10.67	Amendment to FTS-1 Service Agreement No. 46283 and FTS Service Agreement No. 46284 each dated November 1, 1993, as amended by that certain letter agreement dated May 5, 2004 dated November 1, 1993	Utilities	Form 10-Q (3/31/11)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.68	Contingent Residential Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.69	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2
14	Code of Ethics for principal executive, financial and accounting officers	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant
*23	Consent of PricewaterhouseCoopers LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant's Report on Form 10-K for the fiscal year ended September 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL.Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	As required by Item 14(a)(3), this exhibit is identified as a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UGI CORPORATION
Date:	November 20, 2012	By:	/s/ Kirk R. Oliver
Kirk R. Oliver Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2012, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Lon R. Greenberg	Chairman and Chief Executive Officer (Principal Executive Officer) and Director
Lon R. Greenberg

/s/ Kirk R. Oliver	Chief Financial Officer (Principal Financial Officer)
Kirk R. Oliver

/s/ John L. Walsh	President and Chief Operating Officer (Principal Operating Officer) and Director
John L. Walsh

/s/ Davinder S. Athwal	Vice President — Accounting and Financial Control, Chief Risk Officer (Principal Accounting Officer)
Davinder S. Athwal

/s/ Stephen D. Ban	Director
Stephen D. Ban

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Ernest E. Jones	Director
Ernest E. Jones

/s/ Anne Pol	Director
Anne Pol

/s/ M. Shawn Puccio	Director
M. Shawn Puccio

/s/ Marvin O. Schlanger	Director
Marvin O. Schlanger

/s/ Roger B. Vincent	Director
Roger B. Vincent

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2012

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).
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
Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012, based on the COSO Framework. PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, as stated in their report, which appears herein.

/s/ Lon R. Greenberg
Chief Executive Officer

/s/ Kirk R. Oliver
Chief Financial Officer

/s/ Davinder S. Athwal
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of UGI Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of UGI Corporation and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 20, 2012

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$319.9	$238.5
Restricted cash	3.0	17.2
Accounts receivable (less allowances for doubtful accounts of $36.1 and $36.8, respectively)	632.6	546.7
Accrued utility revenues	16.9	14.8
Inventories	356.9	363.0
Deferred income taxes	56.8	44.9
Income taxes recoverable	32.2	19.2
Utility regulatory assets	6.5	8.6
Derivative financial instruments	13.2	10.2
Prepaid expenses and other current assets	66.5	43.0
Total current assets	1,504.5	1,306.1
Property, plant and equipment
Utilities	2,295.7	2,201.0
Non-utility	4,223.4	3,083.5
	6,519.1	5,284.5
Accumulated depreciation and amortization	(2,286.0)	(2,080.0)
Net property, plant, and equipment	4,233.1	3,204.5
Goodwill	2,818.3	1,562.2
Intangible assets, net	658.2	147.8
Other assets	495.6	442.7
Total assets	$9,709.7	$6,663.3
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$166.7	$47.4
Bank loans	165.1	138.7
Accounts payable	411.3	399.6
Employee compensation and benefits accrued	91.1	73.9
Deposits and advances	252.8	161.5
Derivative financial instruments	100.9	49.7
Accrued interest	72.7	27.9
Other current liabilities	226.4	179.2
Total current liabilities	1,487.0	1,077.9
Debt and other liabilities
Long-term debt	3,347.6	2,110.3
Deferred income taxes	935.0	709.2
Deferred investment tax credits	4.6	5.0
Other noncurrent liabilities	616.7	569.8
Total liabilities	6,390.9	4,472.2
Commitments and contingencies (Note 15)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,624,594 and 115,507,094 shares, respectively)	1,157.7	937.4
Retained earnings	1,166.1	1,085.8
Accumulated other comprehensive loss	(62.0)	(17.7)
Treasury stock, at cost	(28.7)	(27.8)
Total UGI Corporation stockholders’ equity	2,233.1	1,977.7
Noncontrolling interests, principally in AmeriGas Partners	1,085.7	213.4
Total equity	3,318.8	2,191.1
Total liabilities and equity	$9,709.7	$6,663.3

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Revenues
Utilities	$882.5	$1,135.5	$1,167.7
Non-utility	5,636.7	4,955.8	4,423.7
	6,519.2	6,091.3	5,591.4
Costs and Expenses
Cost of sales (excluding depreciation shown below):
Utilities	459.1	678.5	730.5
Non-utility	3,652.1	3,332.4	2,853.5
Operating and administrative expenses	1,591.7	1,266.4	1,177.4
Utility taxes other than income taxes	17.3	16.6	18.6
Depreciation	264.2	201.2	187.6
Amortization	51.8	26.7	22.6
Other income, net	(38.3)	(46.5)	(58.0)
	5,997.9	5,475.3	4,932.2
Operating income	521.3	616.0	659.2
Loss from equity investees	(0.3)	(0.9)	(2.1)
Loss on extinguishments of debt	(13.3)	(38.1)	—
Interest expense	(221.5)	(138.0)	(133.8)
Income before income taxes	286.2	439.0	523.3
Income taxes	(99.6)	(130.8)	(167.6)
Net income	186.6	308.2	355.7
Add net loss (deduct net income) attributable to noncontrolling interests, principally in AmeriGas Partners	12.8	(75.3)	(94.7)
Net income attributable to UGI Corporation	$199.4	$232.9	$261.0
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.77	$2.09	$2.38
Diluted	$1.76	$2.06	$2.36
Average common shares outstanding (thousands):
Basic	112,581	111,674	109,588
Diluted	113,432	112,944	110,511

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2012	2011	2010
Net income	$186.6	$308.2	$355.7
Net losses on derivative instruments (net of tax of $44.8, $(15.4) and $(29.2), respectively)	(127.1)	(10.8)	(16.8)
Reclassifications of net losses on derivative instruments (net of tax of $(36.9), $(20.4) and $(25.3), respectively)	87.9	11.8	22.9
Foreign currency translation adjustments (net of tax of $2.8, $4.5 and $7.9, respectively)	(20.6)	(14.0)	(39.4)
Foreign currency gains and losses on long-term intra-company transactions (net of tax of $0.7, $0.4 and $0.0, respectively)	(1.7)	(0.8)	—
Benefit plans (net of tax of $6.0, $(0.1) and $12.7, respectively)	(11.5)	0.1	(18.7)
Reclassifications of benefit plans actuarial losses and prior service costs to net income (net of tax of $(0.5), $(0.4) and $(2.9), respectively)	0.7	0.6	4.2
Reclassifications of pension plans actuarial losses and prior service costs to regulatory assets (net of tax of $(59.1))	—	—	83.3
Comprehensive income	114.3	295.1	391.2
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interests, principally in AmeriGas Partners	38.9	(69.8)	(101.4)
Comprehensive income attributable to UGI Corporation	$153.2	$225.3	$289.8

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$186.6	$308.2	$355.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	316.0	227.9	210.2
Gain on sales of Atlantic Energy, LLC	—	—	(36.5)
Deferred income taxes, net	82.9	82.7	62.6
Provision for uncollectible accounts	26.5	20.0	27.1
Stock-based compensation expense	14.5	15.6	13.2
Net change in realized gains and losses deferred as cash flow hedges	(6.6)	12.2	23.8
Loss on extinguishments of debt	13.3	38.1	—
Other, net	(10.7)	(7.1)	7.7
Net change in:
Accounts receivable and accrued utility revenues	65.5	(66.0)	(94.6)
Inventories	89.2	(40.7)	34.3
Utility deferred fuel costs, net of changes in unsettled derivatives	(1.7)	12.8	(18.5)
Accounts payable	(78.7)	19.2	47.1
Other current assets	(12.5)	(1.9)	(9.4)
Other current liabilities	23.4	(66.3)	(23.9)
Net cash provided by operating activities	707.7	554.7	598.8
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(339.4)	(360.7)	(347.3)
Acquisitions of businesses, net of cash acquired	(1,580.5)	(52.5)	(83.0)
Net proceeds from sale of Atlantic Energy, LLC	—	—	66.6
Decrease (increase) in restricted cash	14.2	17.6	(27.8)
Other, net	1.2	(19.8)	(7.8)
Net cash used by investing activities	(1,904.5)	(415.4)	(399.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(119.1)	(113.8)	(98.6)
Distributions on AmeriGas Partners publicly held Common Units	(181.7)	(93.7)	(89.1)
Issuances of debt	1,550.2	1,480.6	—
Repayments of debt	(299.9)	(1,383.6)	(94.8)
Receivables Facility net (repayments) borrowings	(14.3)	2.2	—
Increase (decrease) in bank loans	41.7	(74.6)	37.9
Issuances of UGI Common Stock	23.2	27.3	27.5
Issuances of AmeriGas Partners Common Units	276.6	—	—
Other	1.8	3.5	3.5
Net cash provided (used) by financing activities	1,278.5	(152.1)	(213.6)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.3)	(9.4)	(5.3)
Cash and cash equivalents increase (decrease)	$81.4	$(22.2)	$(19.4)
Cash and cash equivalents:
End of year	$319.9	$238.5	$260.7
Beginning of year	238.5	260.7	280.1
Increase (decrease)	$81.4	$(22.2)	$(19.4)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$168.8	$135.0	$130.5
Income taxes	$33.3	$48.6	$128.5

See accompanying notes to consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Common stock, without par value
Balance, beginning of year	$937.4	$906.1	$875.6
Common Stock issued:
Employee and director plans	13.6	14.7	14.4
Dividend reinvestment plan	2.2	2.2	1.7
Excess tax benefits realized on equity-based compensation	1.8	3.8	4.2
Stock-based compensation expense	8.3	10.6	10.2
Adjustments to reflect change in ownership of AmeriGas Partners, net of tax	194.4	—	—
Balance, end of year	$1,157.7	$937.4	$906.1
Retained earnings
Balance, beginning of year	$1,085.8	$966.7	$804.3
Net income attributable to UGI Corporation	199.4	232.9	261.0
Cash dividends on Common Stock ($1.06, $1.02 and $0.90 per share, respectively)	(119.1)	(113.8)	(98.6)
Balance, end of year	$1,166.1	$1,085.8	$966.7
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(17.7)	$(10.1)	$(38.9)
Net losses on derivative instruments, net of tax	(67.3)	(23.4)	(37.8)
Reclassification of net losses on derivative instruments, net of tax	54.2	29.9	37.2
Benefit plans, principally actuarial (losses) gains, net of tax	(11.5)	0.1	(18.7)
Reclassification of benefit plans actuarial losses and prior service costs, net of tax, to net income	0.7	0.6	4.2
Reclassifications of pension plans actuarial losses and prior service cost, net of tax, to regulatory assets	—	—	83.3
Adjustments to reflect change in ownership of AmeriGas Partners, net of tax	1.9	—	—
Foreign currency losses on long-term intra-company transactions, net of tax	(1.7)	(0.8)	—
Foreign currency translation adjustments, net of tax	(20.6)	(14.0)	(39.4)
Balance, end of year	$(62.0)	$(17.7)	$(10.1)
Treasury stock
Balance, beginning of year	$(27.8)	$(38.2)	$(49.6)
Common Stock issued:
Employee and director plans	6.4	9.7	10.6
Dividend reinvestment plan	0.9	0.7	0.8
Reacquired common stock - employee and director plans	(8.2)	—	—
Balance, end of year	$(28.7)	$(27.8)	$(38.2)
Total UGI Corporation stockholders’ equity	$2,233.1	$1,977.7	$1,824.5
Noncontrolling interests
Balance, beginning of year	$213.4	$237.1	$225.4
Net (loss) income attributable to noncontrolling interests, principally in AmeriGas Partners	(12.8)	75.3	94.7
Net (losses) gains on derivative instruments	(59.8)	12.6	21.0
Reclassification of net losses (gains) on derivative instruments	33.7	(18.1)	(14.3)
Dividends and distributions	(182.1)	(94.0)	(89.1)
AmeriGas Partners Common Unit public offering	276.6	—	—
AmeriGas Partners Common Units issued for Heritage Acquisition	1,132.6	—	—
Adjustments to reflect change in ownership of AmeriGas Partners	(321.4)	—	—
Other	5.5	0.5	(0.6)
Balance, end of year	$1,085.7	$213.4	$237.1
Total equity	$3,318.8	$2,191.1	$2,061.6

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
Note 14 — Partnership Distributions and Common Unit Offering
Note 15 — Commitments and Contingencies
Note 16 — Fair Value Measurements
Note 17 — Disclosures About Derivative Instruments and Hedging Activities
Note 18 — Energy Services Accounts Receivable Securitization Facility
Note 19 — Other Income, Net
Note 20 — Quarterly Data (unaudited)
Note 21 — Segment Information

Note 1 — Nature of Operations
UGI Corporation (“UGI”) is a holding company that, through subsidiaries and affiliates, distributes and markets energy products and related services. In the United States, we (1) are the general partner and own limited partner interests in a retail propane marketing and distribution business; (2) own and operate natural gas and electric distribution utilities; (3) own all or a portion of electricity generation facilities; and (4) own and operate an energy marketing, midstream infrastructure, storage and energy services business. Internationally, we market and distribute propane and other liquefied petroleum gases (“LPG”) in Europe and China. We refer to UGI and its consolidated subsidiaries collectively as “the Company” or “we.”
We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, as a result of the January 12, 2012, acquisition of Heritage Propane from Energy Transfer Partners, L.P. ("ETP"), AmeriGas OLP's principal operating subsidiary, Heritage Operating, L.P. ("HOLP"). In addition, from January 12, 2012, through the date of its merger with and into AmeriGas OLP in August 2012, we also conducted business through AmeriGas OLP's operating subsidiary, Titan Propane LLC ("Titan LLC") which was also acquired on January 12, 2012, from ETP (see Note 4 for additional information about the acquisition of Heritage Propane). AmeriGas OLP, HOLP and Titan LLC (prior to its merger with and into AmeriGas OLP), are referred to herein as the "Operating Partnerships." AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as “the Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At September 30, 2012, the General Partner held a 1% general partner interest and 25.3% limited partner interest in AmeriGas Partners, and held an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners comprises 39,477,103 Common Units held by the public and 29,567,362 Common Units held by ETP as a result of the acquisition of Heritage Propane.
Our wholly owned subsidiary, UGI Enterprises, Inc. (“Enterprises”), through subsidiaries, conducts (1) an LPG distribution business in France, Belgium, the Netherlands and Luxembourg (“Antargaz”); (2)  an LPG distribution business in central, northern and eastern Europe (“Flaga”); (3) an LPG distribution business in the United Kingdom ("AvantiGas"); and (4) an LPG distribution business in the Nantong region of China. We refer to our foreign LPG operations collectively as “International Propane.”
Enterprises, through UGI Energy Services, Inc. (“Energy Services”) and its subsidiaries, conducts an energy marketing, midstream infrastructure, storage, natural gas gathering and energy services business primarily in the Mid-Atlantic region of the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

United States. In addition, Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electric generation facilities located in Pennsylvania. These businesses are referred to herein collectively as “Midstream & Marketing.” Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region through first-tier subsidiaries.
Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. (“UGI Utilities”), and its subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). UGI Utilities, PNG and CPG own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas." UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.”

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
Principles of Consolidation
The consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which, except for the Partnership, are majority owned. We report the general public’s and ETP's interests in the Partnership, and outside ownership interests in other consolidated but less than 100% owned subsidiaries, as noncontrolling interests. We eliminate all significant intercompany accounts and transactions when we consolidate. Entities in which we do not have control but have significant influence over operating and financial policies are accounted for by the equity method. Undistributed net earnings of our equity investees included in consolidated retained earnings were not material at September 30, 2012. Investments in business entities that are not publicly traded and in which we hold less than 20% of voting rights are accounted for using the cost method. Such investments are recorded in other assets and totaled $80.0 and $72.4 at September 30, 2012 and 2011, respectively.
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

•
Level 3 — Unobservable inputs for the asset or liability including situations where there is little, if any, market activity for the asset or liability. We did not have any derivative financial instruments categorized as Level 3 at September 30, 2012 or 2011.

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
We record interest on tax deficiencies and income tax penalties in income taxes on the Consolidated Statements of Income. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, interest (income) expense of $(0.1), $0.2 and $(0.2), respectively, was recognized in income taxes on the Consolidated Statements of Income.
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. In the following table, we present shares used in computing basic and diluted earnings per share for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

(Thousands of shares)	2012 (a)	2011(a)	2010
Average common shares outstanding for basic computation	112,581	111,674	109,588
Incremental shares issuable for stock options and common stock awards	851	1,270	923
Average common shares outstanding for diluted computation	113,432	112,944	110,511

(a)
For Fiscal 2012 and Fiscal 2011, there were approximately 81 shares and 3,700 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.

Comprehensive Income
Comprehensive income comprises net income and other comprehensive income (loss). Other comprehensive income (loss) principally results from gains and losses on derivative instruments qualifying as cash flow hedges, actuarial gains and losses on postretirement benefit plans and foreign currency translation adjustments and foreign currency long-term intra-company transactions. Other comprehensive income in Fiscal 2010 also includes the reclassification of $83.3 of actuarial losses associated with a UGI Utilities’ pension plan to regulatory assets and deferred income taxes as a result of an August 2010 PUC order regarding regulatory treatment of such pension plan’s funded status (see Note 8).
The components of AOCI at September 30, 2012 and 2011 follow:

	Postretirement Benefit Plans	Derivative Instruments Net Losses	Foreign Currency Translation Adjustments	Total
Balance, September 30, 2012	$(22.9)	$(58.8)	$19.7	$(62.0)
Balance, September 30, 2011	$(12.1)	$(47.6)	$42.0	$(17.7)

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
We record depreciation expense for Utilities’ plant and equipment on a straight-line basis over the estimated average remaining lives of the various classes of its depreciable property. Depreciation expense as a percentage of the related average depreciable base for Gas Utility was 2.2% in Fiscal 2012, 2.3% in Fiscal 2011 and 2.5% in Fiscal 2010. Depreciation expense as a percentage of the related average depreciable base for Electric Utility was 2.4% in Fiscal 2012, 2.6% in Fiscal 2011 and 2.6% in Fiscal 2010. When Utilities retire depreciable utility plant and equipment, we charge the original cost to accumulated depreciation for financial accounting purposes.

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
Goodwill and Intangible Assets
In accordance with GAAP relating to intangible assets, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. We review identifiable intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested annually for impairment and written down to fair value as required.
We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill. We determine fair values for each of our reporting units generally using discounted cash flows to establish fair values unless market values are available. The Company adopted new accounting guidance regarding goodwill impairment during Fiscal 2012 which permits us, in certain circumstances, to perform a qualitative approach to determine if it is more likely than not that the carrying value of a reporting unit is greater than its fair value (see Note 3).
No provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010. No amortization expense is included in cost of sales in the Consolidated Statements of Income (see Note 11).
Impairment of Long-Lived Assets
We evaluate the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No material provisions for impairments were recorded during Fiscal 2012, Fiscal 2011 or Fiscal 2010.

Deferred Debt Issuance Costs
Included in other assets on our Consolidated Balance Sheets are net deferred debt issuance costs of $46.6 and $30.7 at September 30, 2012 and 2011, respectively. We are amortizing these costs over the terms of the related debt. The increase in deferred debt issuance costs during Fiscal 2012 largely resulted from the Partnership's issuance of debt to fund the acquisition of Heritage Propane (see Notes 4 and 5).
Refundable Tank and Cylinder Deposits
Included in other noncurrent liabilities on our Consolidated Balance Sheets are customer paid deposits on Antargaz owned tanks and cylinders of $205.1 and $204.4 at September 30, 2012 and 2011, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.
Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effect of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can reasonably be estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas is permitted to amortize as removal costs site-specific environmental investigation and remediation costs, net of related third-party payments, associated with Pennsylvania sites. UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs, and CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. For further information, see Note 15.
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
Equity-Based Compensation
All of our equity-based compensation, principally comprising UGI stock options, grants of UGI stock-based equity instruments and grants of AmeriGas Partners equity instruments (together with UGI stock-based equity instruments, “Units”), are measured at fair value on the grant date, date of modification or end of the period, as applicable. Compensation expense is recognized on a straight-line basis over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as a liability or as equity in our Consolidated Balance Sheets. Equity-based compensation costs associated with the portion of Unit awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Equity-based compensation costs associated with the portion of Unit awards classified as liabilities are measured based upon their estimated fair value at the grant date and remeasured as of the end of each period.
We have calculated a tax windfall pool using the shortcut method. We record deferred tax assets for awards that we expect will result in deductions on our income tax returns based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax benefit received on the income tax return are recorded in Common Stock (if the tax benefit exceeds the deferred tax asset) or in the Consolidated Statements of Income (if the deferred tax asset exceeds the tax benefit and no tax windfall pool exists from previous awards).
For additional information on our equity-based compensation plans and related disclosures, see Note 13.

Note 3 — Accounting Changes

Indefinite-Lived Intangible Asset Impairment. In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The new guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines on the basis of qualitative factors that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to calculate the value of the asset. The new guidance does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the new guidance does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. We adopted the new guidance in the fourth quarter of Fiscal 2012.
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
Fair Value Measurements. In May 2011, the FASB issued new guidance on fair value measurements and related disclosure requirements. The new guidance results in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The new guidance applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, liability or an instrument classified in shareholders’ equity. Among other things, the new guidance requires quantitative information about unobservable inputs, valuation processes and sensitivity analysis associated with fair value measurements categorized within Level 3 of the fair value hierarchy. The new guidance became effective for our interim period ending March 31, 2012, and is required to be applied prospectively. The adoption of this accounting guidance did not have a material impact on our financial statements.
New Accounting Standard Not Yet Adopted
Disclosures about Offsetting Assets and Liabilities. In December 2011, the FASB issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

Note 4 — Acquisitions & Dispositions
On January 12, 2012 (the “Acquisition Date”), AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,598.2, comprising $1,465.6 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of $1,132.6 (the “Heritage Acquisition”). The Acquisition Date cash consideration for the Heritage Acquisition was subject to purchase price adjustments based on working capital, cash and the amount of indebtedness of Heritage Propane (“Working Capital Adjustment”) and certain excess cash proceeds resulting from ETP's sale of HOLP's former cylinder exchange business (“HPX”). In April 2012, AmeriGas Partners paid $25.5 of additional cash consideration as a result of the Working Capital Adjustment and in June 2012, AmeriGas Partners received $18.9 in cash representing the excess cash proceeds from the sale of HPX. The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP (“ETP GP”), and Heritage ETC, L.P. (the “Contributor”). The acquired business conducted its propane operations in 41 states through HOLP and Titan LLC. According to LP-Gas Magazine rankings published on February 1, 2012, Heritage Propane was the third largest retail propane distributor in the United States, delivering over 500 million gallons to more than one million retail propane customers in 2011. The Heritage Acquisition is consistent with our growth strategies, one of which is to grow our core business through acquisitions.
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
The cash portion of the Heritage Acquisition was financed by the issuance by AmeriGas Finance Corp. and AmeriGas Finance LLC, wholly owned finance subsidiaries of AmeriGas Partners (the “Issuers”), of $550 principal amount of 6.75% Senior Notes due May 2020 (the “6.75% Notes”) and $1,000 principal amount of 7.00% Senior Notes due May 2022 (the “7.00% Notes”). For further information on the 6.75% Notes and the 7.00% Notes, see Note 5.

The Consolidated Balance Sheet at September 30, 2012, reflects the final allocation of the purchase price to the assets acquired and liabilities assumed for the Heritage Propane business combination. The purchase price paid comprises AmeriGas Partners Common Units issued having a fair value of $1,132.6, and total cash consideration of $1,472.2 including cash acquired of $60.7. The fair value of the AmeriGas Partners Common Units issued to ETP was based on the closing price on the Acquisition Date

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

subject to a discount to reflect certain contractual transfer restrictions for a period of approximately twelve months. The purchase price allocation is as follows:

Assets acquired:
Current assets	$301.4
Property, plant & equipment	890.2
Customer relationships (estimated useful life of 15 years)	418.9
Trademarks and tradenames	91.1
Goodwill	1,217.7
Other assets	9.9
Total assets acquired	$2,929.2

Liabilities assumed:
Current liabilities	$(238.1)
Long-term debt	(62.9)
Other noncurrent liabilities	(23.4)
Total liabilities assumed	$(324.4)
Total	$2,604.8
Goodwill associated with the Heritage Acquisition principally results from synergies expected from combining the operations and from assembled workforce. The tax effects of such goodwill will be realized over a fifteen-year period. We allocated the purchase price of the acquisition to identifiable intangible assets based on estimated fair values.  Tradenames and trademarks were valued using the relief from royalty method and customer relationships were valued using a discounted cash flow method. The relief from royalty method estimates our theoretical royalty savings from ownership of the tradenames and trademarks. Key assumptions used in this method include discount rates, royalty rates, growth rates and sales projections and are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the customer relationship discounted cash flow method include discount rates, growth rates and cash flow projections and are the assumptions most sensitive and susceptible to change as they require significant management judgment. We allocated the purchase price of the acquisition to property, plant and equipment based on estimated fair values primarily using replacement cost and market value methods.
Transaction expenses associated with the Heritage Acquisition, which are included in operating and administrative expenses in the Consolidated Statement of Income, totaled $5.3 for Fiscal 2012. The results of operations of Heritage Propane are included in the Consolidated Statements of Income since the Acquisition Date. As a result of achieving planned strategic operating and marketing milestones, it is impracticable to determine the impact of the Heritage Propane operations on the revenues and earnings of the Company.
The following presents unaudited pro forma income statement and earnings per share data as if the Heritage Acquisition had occurred on October 1, 2010:

	Fiscal 2012	Fiscal 2011
Revenues	$7,010.9	$7,522.0
Net income attributable to UGI Corporation	$197.6	$223.5
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.76	$2.00
Diluted	$1.74	$1.98
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

In accordance with the Contribution Agreement, ETP and the Partnership entered into a transition services agreement and ETP, HPX and the Partnership also entered into a transition services agreement (collectively, the “TSA”) whereby each party may be a provider and receiver of certain services to the other. The principal services include general business continuity, information technology, accounting, tax and administrative services. Services under the TSA will be provided through the expiration of the term relating to each service or until such time as mutually agreed by the parties. Amounts associated with such services were not material.
In October 2011, we acquired Shell’s LPG distribution businesses in (1) Belgium, the Netherlands, Luxembourg through Antargaz; (2) Denmark, Finland, Norway and Sweden through Flaga; and (3) the United Kingdom through UGI Midlands Limited (a second-tier subsidiary of Enterprises), for €133.6 ($179.0) in cash ("Shell Transaction"). Also during Fiscal 2012, AmeriGas OLP acquired a number of smaller domestic retail propane distribution businesses for $13.5 in cash. During Fiscal 2011, AmeriGas OLP acquired a number of domestic retail propane distribution businesses for $34.0 in cash, and Flaga acquired a propane distribution business in Poland for total cash consideration of approximately $19.0. During Fiscal 2010, AmeriGas OLP acquired a number of domestic retail propane distribution businesses for $34.3 in cash, and our International Propane operations acquired propane distribution businesses in Denmark, Hungary and Switzerland, and an additional 46% interest in our retail business in China, for total cash consideration of $48.7.
On July 30, 2010, Energy Services sold all of its interest in its second-tier, wholly owned subsidiary Atlantic Energy, LLC (“Atlantic Energy”) to DCP Midstream Partners, L.P. for $49.0 in cash plus an amount for inventory and other working capital. Atlantic Energy owns and operates a 20 million gallon marine import and transshipment facility located in the port of Chesapeake, Virginia. The Company recorded a $36.5 pre-tax gain on the sale which amount is included in other income, net in the Fiscal 2010 Consolidated Statement of Income. The gain increased Fiscal 2010 net income attributable to UGI Corporation by $17.2. Atlantic Energy’s income from operations was not material in Fiscal 2010.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 5 — Debt
Long-term debt comprises the following at September 30:

	2012	2011
AmeriGas Propane:
AmeriGas Partners Senior Notes:
7.00%, due May 2022	$980.8	$—
6.75%, due May 2020	550.0	—
6.50%, due May 2021	270.0	470.0
6.25%, due August 2019	450.0	450.0
HOLP Senior Secured Notes	55.6	—
Other	21.6	13.5
Total AmeriGas Propane	2,328.0	933.5
International Propane:
Antargaz 2011 Senior Facilities term loan, due through March 2016	488.7	508.7
Flaga term loan, due through September 2016	51.4	53.5
Flaga term loan, due October 2016	24.6	—
Flaga term loan, due through June 2014	3.6	5.6
Other	5.6	3.5
Total International Propane	573.9	571.3
UGI Utilities:
Senior Notes:
6.375%, due September 2013	108.0	108.0
5.75%, due September 2016	175.0	175.0
6.21%, due September 2036	100.0	100.0
Medium- Term Notes:
5.53%, due September 2012	—	40.0
5.37%, due August 2013	25.0	25.0
5.16%, due May 2015	20.0	20.0
7.37%, due October 2015	22.0	22.0
5.64%, due December 2015	50.0	50.0
6.17%, due June 2017	20.0	20.0
7.25%, due November 2017	20.0	20.0
5.67%, due January 2018	20.0	20.0
6.50%, due August 2033	20.0	20.0
6.13%, due October 2034	20.0	20.0
Total UGI Utilities	600.0	640.0
Other	12.4	12.9
Total long-term debt	3,514.3	2,157.7
Less: current maturities	(166.7)	(47.4)
Total long-term debt due after one year	$3,347.6	$2,110.3

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Scheduled principal repayments of long-term debt due in fiscal years 2013 to 2017 follow:

	2013	2014	2015	2016	2017
AmeriGas Propane	$30.0	$10.9	$8.9	$6.5	$4.6
UGI Utilities	133.0	—	20.0	247.0	20.0
International Propane	2.5	52.9	45.0	448.2	25.1
Other	0.6	0.6	0.5	0.6	0.6
Total	$166.1	$64.4	$74.4	$702.3	$50.3

AmeriGas Propane
In order to finance the cash portion of the Heritage Acquisition, on January 12, 2012, the “Issuers” issued $550 principal amount of 6.75% Notes due May 2020 and $1,000 principal amount of 7.00% Notes due May 2022. The 6.75% Notes and the 7.00% Notes are fully and unconditionally guaranteed on a senior unsecured basis by AmeriGas Partners. The Issuers have the right to redeem the 6.75% Notes, in whole or in part, at any time on or after May 20, 2016, and to redeem the 7.00% Notes, in whole or in part, at any time on or after May 20, 2017, subject to certain restrictions. A premium applies to redemptions of the 6.75% Notes and 7.00% Notes through May 2018 and May 2020, respectively. On or prior to May 20, 2015, the Issuers may also redeem, at a premium and subject to certain restrictions, up to 35% of each of the 6.75% Notes and the 7.00% Notes with the proceeds of an AmeriGas Partners registered public equity offering. The 6.75% Notes and the 7.00% Notes and the guarantees rank equal in right of payment with all of AmeriGas Partners’ existing Senior Notes. In connection with the Heritage Acquisition, AmeriGas Partners, AmeriGas Finance Corp., AmeriGas Finance LLC and UGI entered into a Contingent Residual Support Agreement ("CRSA") with ETP pursuant to which ETP will provide contingent, residual support of $1,500 of debt ("Supported Debt" as defined in the CRSA).
On March 28, 2012, AmeriGas Partners announced that holders of approximately $383.5 in aggregate principal amount of outstanding 6.50% Senior Notes due May 2021 (the “6.50% Notes”), representing approximately 82% of the total $470 principal amount outstanding, had validly tendered their notes in connection with the Partnership’s March 14, 2012, offer to purchase for cash up to $200 of the 6.50% Notes. Tendered 6.50% Notes in the amount of $200 were redeemed on March 28, 2012, at an effective price of 105% using an approximate proration factor of 52.3% of total notes tendered. During June 2012, AmeriGas Partners repurchased approximately $19.2 aggregate principal amount of outstanding 7.00% Notes. The Partnership recorded a net loss of $13.3 on these extinguishments of debt which amount is reflected on the Fiscal 2012 Consolidated Statement of Income under the caption loss on extinguishments of debt. The net loss reduced net income attributable to UGI Corporation by $2.2 during Fiscal 2012.
In January 2011, AmeriGas Partners issued $470 principal amount of 6.50% Notes due May 2021. The proceeds from the issuance of the 6.50% Notes were used in February 2011 to repay AmeriGas Partners’ $415 principal amount of its 7.25% Senior Notes due May 2015 pursuant to a tender offer and subsequent redemption. In addition, in February 2011, AmeriGas Partners redeemed the outstanding $14.6 principal amount of its 8.875% Senior Notes due May 2011. The Partnership incurred a loss of $18.8 on these extinguishments of debt which amount is reflected on the Fiscal 2011 Consolidated Statement of Income under the caption loss on extinguishments of debt. This loss reduced net income attributable to UGI Corporation by $5.2 during Fiscal 2011.
In August 2011, AmeriGas Partners issued $450 principal amount of 6.25% Senior Notes due August 2019 (the “6.25% Senior Notes”). The proceeds from the issuance of the 6.25% Senior Notes were used to repay $350 principal amount of AmeriGas Partners 7.125% Senior Notes due May 2016 pursuant to a tender offer and subsequent redemption. The Partnership incurred a loss of $19.3 on this extinguishment of debt which amount is reflected on the Fiscal 2011 Consolidated Statement of Income under the caption loss on extinguishments of debt. This loss reduced net income attributable to UGI Corporation by $5.2 during Fiscal 2011.
The 6.50% and 6.25% Senior Notes generally may be redeemed at our option (pursuant to a tender offer). A redemption premium applies through May 2019 (with respect to the 6.50% Notes) and through August 2017 (with respect to the 6.25% Notes). In addition, in the event that AmeriGas Partners completes a registered public offering of Common Units, the Partnership may, at its option, redeem up to 35% of the outstanding 6.50% Notes (through May 20, 2014) or 35% of the outstanding 6.25% Notes (through August 20, 2014), each at a premium. AmeriGas Partners may, under certain circumstances involving excess sales proceeds from the disposition of assets not reinvested in the business or a change of control, be required to offer to prepay its 6.50% and 6.25% Senior Notes.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

As a result of the Heritage Acquisition, the Partnership's total long-term debt at September 30, 2012, includes $62.5 of Heritage Propane long-term debt including $55.6 of HOLP Senior Secured Notes (including unamortized premium of $4.4). The face interest rates on the HOLP Notes range from 7.26% to 8.87% with an effective interest rate of 6.75%. The HOLP Senior Secured Notes are collateralized by HOLP's receivables, contracts, equipment, inventory, general intangibles, cash and HOLP capital stock.
In June 2011, AmeriGas OLP entered into an unsecured credit agreement (the “AmeriGas 2011 Credit Agreement”) with a group of banks providing for borrowings up to $325 (including a $100 sublimit for letters of credit). During Fiscal 2012, the AmeriGas 2011 Credit Agreement was amended to, among other things, increase the total amount available to $525, extend its expiration date to October 2016, and amend certain financial covenants as a result of the Heritage Acquisition. The AmeriGas 2011 Credit Agreement permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a two-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas 2011 Credit Agreement, plus a margin. The margin on base rate borrowings (which ranges from 0.75% to 1.75%), Eurodollar Rate borrowings (which ranges from 1.75% to 2.75%), and the AmeriGas 2011 Credit Agreement facility fee rate (which ranges from 0.30% to 0.50%) are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”), each as defined in the AmeriGas 2011 Credit Agreement.
At September 30, 2012 and 2011, there were $49.9 and $95.5 of borrowings outstanding under the AmeriGas 2011 Credit Agreement, respectively, which amounts are reflected as bank loans on the Consolidated Balance Sheets. The weighted-average interest rates on the AmeriGas 2011 Credit Agreement borrowings at September 30, 2012 and 2011, were 2.72% and 2.29%, respectively. At September 30, 2012 and 2011, issued and outstanding letters of credit, which reduce available borrowings under the AmeriGas 2011 Credit Agreement, totaled $47.9 and $35.7, respectively.
Restrictive Covenants. The AmeriGas Partners Senior Notes restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the AmeriGas Partners Senior Notes Indentures, AmeriGas Partners is generally permitted to make cash distributions equal to Available Cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. At September 30, 2012, these restrictions did not limit the amount of Available Cash. See Note 14 for definition of Available Cash included in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. (“Partnership Agreement”).
The HOLP Senior Secured Notes contain restrictive covenants including the maintenance of financial covenants and limitations on the disposition of assets, changes in ownership, additional indebtedness, restrictive payments and the creation of liens. The financial covenants require HOLP to maintain a ratio of combined Funded Indebtedness to combined EBITDA (as defined) below certain thresholds and to maintain a minimum ratio of combined EBITDA to combined Interest Expense (as defined).
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
International Propane
In March 2011, Antargaz entered into a five-year Senior Facilities Agreement with a consortium of banks (“2011 Senior Facilities Agreement”) consisting of a €380 variable-rate term loan and a €40 credit facility. The proceeds from the 2011 Senior Facilities Agreement term loan were used to repay Antargaz’ then-existing Senior Facilities Agreement term loan due March 2011.
Scheduled maturities under the term loan are €38 due May 2014, €34.2 due May 2015, and €307.8 due March 2016. Borrowings under the 2011 Senior Facilities Agreement bear interest at one-, two-, three- or six-month euribor, plus a margin, as defined by the 2011 Senior Facilities Agreement. There were no amounts outstanding under the 2011 Senior Facilities Agreement at September 30, 2012 or 2011. The margin on the term loan and credit facility borrowings (which ranges from 1.75% to 2.50%) is dependent upon the ratio of Antargaz’ total net debt to EBITDA, each as defined in the 2011 Senior Facilities Agreement. Antargaz has entered into pay-fixed, receive-variable interest rate swaps to fix the underlying euribor rate of interest on the term

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

loan at an average rate of approximately 2.45% through September 2015 and, thereafter, at a rate of 3.71% through the date of the term loan’s final maturity in March 2016. At September 30, 2012, the effective interest rate on Antargaz’ term loan was 4.66%. The 2011 Senior Facilities Agreement is collateralized by substantially all of Antargaz’ shares in its subsidiaries and by substantially all of its accounts receivables.
In December 2011, Flaga entered into a €19.1 euro-based variable-rate term loan agreement. Proceeds from the term loan were used, in large part, to fund Flaga’s October 2011 acquisition of Shell’s LPG propane businesses in Finland, Norway, Sweden and Denmark. The term loan matures in October 2016 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 1.175% to 2.525% and is based upon certain consolidated equity, return on assets and debt to EBITDA ratios. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 1.79% by entering into an interest rate swap agreement. The effective interest rate on this term loan at September 30, 2012, was 4.35%.
In September 2011, Flaga entered into a €40 euro-based variable-rate term loan of which €26.7 matures in August 2016 and €13.3 matures in September 2016. A portion of the proceeds from the loan were used to repay its €24.0 euro-based variable-rate term loan which matured during Fiscal 2011. The €40 euro-based term loan bears interest at one- to twelve-month euribor rates (as chosen by Flaga from time to time) plus a margin. The margin on such borrowings ranges from 0.23% to 2.55% and is based upon certain consolidated equity, return on assets and debt to EBITDA ratios. Flaga has effectively fixed the euribor component of its interest rate on this term loan through September 2016 at 2.68% by entering into interest rate swap agreements. The effective interest rates on Flaga's term loans at September 30, 2012 and 2011, were 5.18% and 4.76%, respectively.
As of September 30, 2012 and 2011, Flaga also has a euro-based variable-rate term loan which had outstanding principal balances of €2.8 ($3.6) and €4.2 ($5.6), respectively. This term loan matures in June 2014 and bears interest at three-month euribor rates plus a margin. The margin on such borrowings ranges from 2.625% to 3.50% and is based upon certain equity, return on assets and debt to EBITDA ratios as determined on a UGI consolidated basis. Semi-annual principal payments of €0.7 are due on December 31 and June 30 each year through June 2014. Flaga has effectively fixed the euribor component of the interest rate on this term loan at 2.16% by entering into an interest rate swap agreement. As of September 30, 2012 and 2011, the effective interest rate on this term loan was 5.04%.
At September 30, 2012, Flaga has two principal working capital facilities (the “Flaga Credit Agreements”) comprising (1) a €46 multi-currency working capital facility which includes an uncommitted €6 overdraft facility (the “Multi-Currency Working Capital Facility”) and (2) a euro-denominated working capital facility that provides for borrowings and issuances of guarantees totaling €12 (the “Euro Working Capital Facility”). The Multi-Currency Working Capital Facility expires in September 2014 and the Euro Working Capital Facility expires in September 2013. At September 30, 2012 and 2011, there were €11.9 ($15.3) and €12.3 ($16.5) of borrowings outstanding under the Flaga Credit Agreements. These amounts are reflected as bank loans on the Consolidated Balance Sheets.
Borrowings under the Flaga Credit Agreements generally bear interest at market rates (a daily euro-based rate or three-month euribor rates) plus a margin. The weighted-average interest rates on Flaga Credit Agreements borrowings at September 30, 2012 and 2011, were 2.31% and 3.39%, respectively. Issued and outstanding letters of credit, which reduce available borrowings under the Flaga Credit Agreements, totaled €19.2 ($24.7) and €12.1 ($16.2) at September 30, 2012 and 2011, respectively.
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
UGI Utilities
UGI Utilities has an unsecured credit agreement (the “UGI Utilities 2011 Credit Agreement”) with a group of banks providing for borrowings up to $300 (including a $100 sublimit for letters of credit) which expires in October 2015. Under the UGI Utilities 2011 Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 2.0% and is based upon the credit ratings of certain indebtedness of UGI Utilities. UGI Utilities had $9.2 of borrowings outstanding under the UGI Utilities 2011 Credit Agreement

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

at September 30, 2012 which amount is reflected in bank loans on the Consolidated Balance Sheet. UGI Utilities had no borrowings outstanding under the UGI Utilities 2011 Credit Agreement at September 30, 2011. The weighted-average interest rate on UGI Utilities 2011 Credit Agreement borrowings at September 30, 2012 was 1.21%. Issued and outstanding letters of credit, which reduce available borrowings under the UGI Utilities 2011 Credit Agreement, totaled $2.0 at September 30, 2012 and 2011.
Restrictive Covenants. UGI Utilities 2011 Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

Energy Services
Energy Services has an unsecured credit agreement (“Energy Services Credit Agreement”) with a group of lenders providing for borrowings of up to $170 (including a $50 sublimit for letters of credit) which expires in August 2013. The Energy Services Credit Agreement can be used for general corporate purposes of Energy Services and its subsidiaries. In addition, Energy Services may not pay a dividend unless, after giving effect to such dividend payment, the ratio of Consolidated Total Indebtedness to EBITDA, each as defined in the Energy Services Credit Agreement, does not exceed 2.00 to 1.00. There were $85 and $10 of borrowings outstanding under the Energy Services Credit Agreement at September 30, 2012 and 2011, respectively. These amounts are reflected as bank loans on the Consolidated Balance Sheets.
Borrowings under the Energy Services Credit Agreement bear interest at either (i) a rate derived from LIBOR (the “LIBO Rate”) plus 3.0% for each Eurodollar Revolving Loan (as defined in the Energy Services Credit Agreement) or (ii) the Alternate Base Rate plus 2.0%. The Alternate Base Rate (as defined in the Energy Services Credit Agreement) is generally the greater of (a) the Agent Bank’s prime rate, (b) the federal funds rate plus 0.50% and (c) the one-month LIBO Rate plus 1.0%. The weighted-average interest rate on the Energy Services Credit Agreement borrowings at September 30, 2012 and 2011, was 3.25%. The Energy Services Credit Agreement is guaranteed by certain subsidiaries of Energy Services.
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
Restricted Net Assets
At September 30, 2012, the amount of net assets of UGI’s consolidated subsidiaries that was restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $1,400.

Note 6 — Income Taxes
Income before income taxes comprises the following:

	2012	2011	2010
Domestic	$227.3	$388.8	$448.8
Foreign	58.9	50.2	74.5
Total income before income taxes	$286.2	$439.0	$523.3

The provisions for income taxes consist of the following:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	2012	2011	2010
Current expense (benefit):
Federal	$(10.4)	$24.4	$60.5
State	11.2	14.5	20.4
Foreign	18.8	15.0	25.8
Investment tax credit	(2.9)	(5.8)	(1.7)
Total current expense	16.7	48.1	105.0
Deferred expense (benefit):
Federal	76.2	79.3	54.5
State	5.2	2.4	6.4
Foreign	1.8	1.4	2.1
Investment tax credit amortization	(0.3)	(0.4)	(0.4)
Total deferred expense	82.9	82.7	62.6
Total income tax expense	$99.6	$130.8	$167.6

Federal income taxes for Fiscal 2012 and Fiscal 2010 are net of foreign tax credits of $5.2 and $2.1, respectively.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
Noncontrolling interests not subject to tax	1.3	(6.0)	(6.4)
State income taxes, net of federal benefit	3.8	2.2	3.5
Valuation allowance adjustments	(1.6)	—	(0.2)
Effects of foreign operations	(3.6)	(0.6)	(0.6)
Other, net	(0.1)	(0.8)	0.7
Effective tax rate	34.8%	29.8%	32.0%

The effects of foreign operations in the table above for Fiscal 2012 reflects the impact of tax efficient structuring of certain of our international operations and, as a result of the Shell Transaction, also reflects a greater proportion of pretax income in countries in which the statutory income tax rate is less than the U.S. statutory tax rate. The tax restructuring of certain of our international operations also permitted us to reduce our foreign tax credit valuation allowance by $4.6 during Fiscal 2012 which is included as valuation allowance adjustments in the table above.
Earnings of the Company's foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company's tax provision reflects the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. Because of the availability of U.S. foreign tax credits, it is likely no U.S. tax would be due if such earnings were repatriated.
Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $3.2, $7.9 and $2.5, respectively. The state tax flow through amounts in Fiscal 2012 and Fiscal 2011 reflect the impact of 2010 U.S. Federal tax legislation that allowed taxpayers to fully deduct qualifying capital expenditures incurred after September 8, 2010, through the end of calendar 2011, when such property is placed in service before 2012. This legislation was also permitted for Pennsylvania state corporate income tax purposes.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Deferred tax liabilities (assets) comprise the following at September 30:

	2012	2011
Excess book basis over tax basis of property, plant and equipment	$582.0	$490.4
Investment in AmeriGas Partners	293.2	172.7
Intangible assets and goodwill	61.2	52.1
Utility regulatory assets	140.4	124.7
Foreign currency translation adjustment	3.6	8.5
Other	6.8	7.2
Gross deferred tax liabilities	1,087.2	855.6

Pension plan liabilities	(72.7)	(62.8)
Employee-related benefits	(43.0)	(42.7)
Operating loss carryforwards	(38.0)	(31.8)
Foreign tax credit carryforwards	(55.5)	(60.1)
Utility regulatory liabilities	(11.8)	(12.4)
Derivative financial instruments	(37.7)	(30.5)
Other	(31.9)	(32.9)
Gross deferred tax assets	(290.6)	(273.2)
Deferred tax assets valuation allowance	81.6	81.9
Net deferred tax liabilities	$878.2	$664.3

At September 30, 2012, foreign net operating loss carryforwards principally relating to Flaga and certain operations of Antargaz totaled $50.2 and $5.3, respectively, with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries which approximate $213.3 and expire through 2032. We also have operating loss carryforwards of $18.6 for certain operations of AmeriGas Propane that expire through 2032. At September 30, 2012, deferred tax assets relating to operating loss carryforwards include $12.1 for Flaga, $1.8 for Antargaz, $0.9 for UGI International Holdings BV, $5.2 for AmeriGas Propane and $17.9 for certain other subsidiaries. A valuation allowance of $17.2 has been provided for deferred tax assets related to state net operating loss carryforwards and other state deferred tax assets of certain subsidiaries because, on a state reportable basis, it is more likely than not that these assets will expire unused. A valuation allowance of $1.0 was provided for certain acquisition loss carryforwards for certain operations of AmeriGas Propane because it is more likely than not that these assets will expire unused. A valuation allowance of $7.9 was also provided for deferred tax assets related to certain operations of Antargaz, Flaga and UGI International Holdings BV. Operating activities and tax deductions related to the exercise of non-qualified stock options contributed to the state net operating losses disclosed above. We first recognize the utilization of state net operating losses from operations (which exclude the impact of tax deductions for exercises of non-qualified stock options) to reduce income tax expense. Then, to the extent state net operating loss carryforwards, if realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to UGI Corporation stockholders’ equity.
We have foreign tax credit carryforwards of approximately $55.5 expiring through 2022 resulting from the actual and planned repatriation of Antargaz’ accumulated earnings since acquisition which are includable in U.S. taxable income. Because we expect that these credits will expire unused, a valuation allowance has been provided for the entire foreign tax credit carryforward amount. The valuation allowance for all deferred tax assets decreased by $0.3 in Fiscal 2012 due to a decrease in unusable foreign tax credits of $4.6 partially offset by adjustments to unusable net operating losses obtained in connection with overseas acquisitions of $1.7, an increase in unusable state operating losses of $1.6, and unusable net operating losses in connection with an AmeriGas Propane acquisition of $1.0.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain other European countries. Our U.S. federal income tax returns are settled through the 2009 tax year, our French tax returns are settled through the 2008 tax year, our Belgian tax returns are settled through 2007 and our Netherlands tax returns are settled through 2004. Our Austrian tax returns are settled through 2008 and our other central and eastern European tax returns are effectively settled for various years from 2005 to 2010. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

As of September 30, 2012, we have unrecognized income tax benefits totaling $3.1 including related accrued interest of $0.2. If these unrecognized tax benefits were subsequently recognized, $1.9 would be recorded as a benefit to income taxes on the Consolidated Statement of Income and, therefore, would impact the reported effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. Included in the balance at September 30, 2012, are $1.1 of tax positions for which the deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the current deduction would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. There are no expected changes in unrecognized tax benefits and related interest in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at September 30, 2009	$2.3
Additions for tax positions of the current year	4.3
Reductions as a result of tax positions taken in prior years	(0.2)
Settlements with tax authorities	(1.0)
Balance at September 30, 2010	5.4
Additions for tax positions of the current year	0.4
Additions for tax positions of prior years	1.0
Settlements with tax authorities	(0.5)
Balance at September 30, 2011	6.3
Additions for tax positions of the current year	0.5
Additions for tax positions of prior years	0.6
Settlements with tax authorities	(4.5)
Balance at September 30, 2012	$2.9

Note 7 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans. In the U.S., we currently sponsor one defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries. Effective December 31, 2010, we merged our then-existing two U.S. defined benefit pension plans covering these employees ("U.S. Pension Plans Merger"). The Company's two U.S. pension plans prior to the Pension Plans Merger, and the single U.S. pension plan after the Pension Plans Merger, are hereafter referred to as the "U.S. Pension Plan."
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
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the U.S. Pension Plan and the Antargaz pension plans, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets, and the funded status of pension and other postretirement plans as of September 30, 2012 and 2011. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations — beginning of year	$462.9	$471.8	$20.5	$22.9
Service cost	9.3	8.8	0.4	0.4
Interest cost	25.1	24.1	1.1	1.1
Actuarial loss (gain)	82.4	(22.0)	3.2	(2.4)
Plan amendments	0.1	—	1.0	(0.1)
Acquisitions	14.6	—	—	—
Foreign currency	(0.7)	(0.1)	(0.1)	—
Benefits paid	(20.3)	(19.7)	(1.4)	(1.4)
Benefit obligations — end of year	$573.4	$462.9	$24.7	$20.5

Change in plan assets:
Fair value of plan assets — beginning of year	$290.0	$287.9	$9.8	$10.0
Actual gain on plan assets	51.2	2.6	1.7	0.1
Foreign currency	(0.5)	—	—	—
Employer contributions	32.2	19.2	1.1	1.1
Acquisitions	17.3	—	—	—
Benefits paid	(20.3)	(19.7)	(1.4)	(1.4)
Fair value of plan assets — end of year	$369.9	$290.0	$11.2	$9.8
Funded status of the plans — end of year	$(203.5)	$(172.9)	$(13.5)	$(10.7)

(Liabilities) recorded in the balance sheet:
Unfunded liabilities — included in other current liabilities	$(15.8)	$(27.6)	$(0.6)	$(0.6)
Unfunded liabilities — included in other noncurrent liabilities	(187.7)	(145.3)	(12.9)	(10.1)
Net amount recognized	$(203.5)	$(172.9)	$(13.5)	$(10.7)

Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service credit	$(0.1)	$(0.2)	$(0.1)	$(0.1)
Net actuarial loss (gain)	25.3	13.6	0.4	(0.8)
Total	$25.2	$13.4	$0.3	$(0.9)

Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (credit)	$1.5	$1.8	$(2.8)	$(3.2)
Net actuarial loss	184.5	146.9	5.8	6.3
Total	$186.0	$148.7	$3.0	$3.1

In Fiscal 2013, we estimate that we will amortize approximately $15.4 of net actuarial losses and $(0.1) of prior service credits from UGI stockholders’ equity and regulatory assets into retiree benefit cost.
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

	Pension Plan				Other Postretirement Benefits
	2012	2011 (a)	2010	2009	2012	2011	2010	2009
Weighted-average assumptions:
Discount rate	4.20%	5.30%	5.00%	5.50%	4.20%	5.30%	5.00%	5.50%
Expected return on plan assets	7.75%	8.00%	8.50%	8.50%	5.20%	5.50%	5.50%	5.50%
Rate of increase in salary levels	3.25%	3.50%	3.75%	3.75%	3.25%	3.50%	3.75%	3.75%
______________

(a)
The discount rates used during Fiscal 2011 to calculate pension expense were rates of 5.0% through December 31, 2010 (the date of the U.S. Pension Plans Merger) and 5.5% for the remainder of Fiscal 2011.

The ABOs for the U.S. Pension Plan were $496.4 and $415.0 as of September 30, 2012 and 2011, respectively.
Net periodic pension expense and other postretirement benefit cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$9.3	$8.8	$8.7	$0.4	$0.4	$0.4
Interest cost	25.1	24.1	23.5	1.1	1.1	1.1
Expected return on assets	(26.2)	(25.8)	(25.8)	(0.5)	(0.5)	(0.5)
Curtailment gain	—	—	—	—	(3.2)	—
Settlement loss	—	—	1.0	—	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.2	—	(0.3)	(0.7)	(0.4)
Actuarial loss	8.4	7.5	5.9	0.3	0.4	0.1
Net benefit cost (income)	16.8	14.8	13.3	1.0	(2.5)	0.7
Change in associated regulatory liabilities	—	—	—	3.2	3.1	3.1
Net benefit cost after change in regulatory liabilities	$16.8	$14.8	$13.3	$4.2	$0.6	$3.8

U.S. Pension Plan's assets are held in trust. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we made cash contributions to the U.S. Pension Plan of $31.2, $18.7 and $3.4, respectively. We believe that in Fiscal 2013 we will be required to make contributions to the U.S. Pension Plan totaling approximately $16.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs determined under GAAP. The difference between such amounts and amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. The required contributions to the VEBA during Fiscal 2013 are not expected to be material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Expected payments for pension benefits and for other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2013	$22.3	$1.9
Fiscal 2014	23.3	1.9
Fiscal 2015	24.6	1.9
Fiscal 2016	27.4	1.9
Fiscal 2017	28.0	1.8
Fiscal 2018 - 2022	158.0	8.7

The assumed domestic health care cost trend rates are 7.0% for Fiscal 2013, decreasing to 5.0% in Fiscal 2017. A one percentage point change in the assumed health care cost trend rate would not have a material impact on the Fiscal 2012 other postretirement benefit cost or September 30, 2012, other postretirement benefit ABO.
We also sponsor unfunded and non-qualified supplemental executive retirement plans. At September 30, 2012 and 2011, the PBOs of these plans were $29.5 and $25.6, respectively. We recorded net costs for these plans of $3.0 in Fiscal 2012, $3.0 in Fiscal 2011 and $2.6 in Fiscal 2010. These costs are not included in the tables above. Amounts recorded in UGI’s stockholders’ equity for these plans include pre-tax losses of $11.0 and $7.6 at September 30, 2012 and 2011, respectively, principally representing unrecognized actuarial losses. We expect to amortize approximately $0.7 of such pre-tax actuarial losses into retiree benefit cost in Fiscal 2013.
U.S. Pension Plan and VEBA Assets. The assets of the U.S. Pension Plan and the VEBA are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising officers of UGI and UGI Utilities. The overall investment objective of the U.S. Pension Plan and the VEBA is to achieve the best long-term rates of return within prudent and reasonable levels of risk. To achieve the stated objective, investments are made principally in publicly-traded diversified equity and fixed income mutual funds and UGI Common Stock.
The targets, target ranges and actual allocations for the U.S. Pension Plan and VEBA trust assets at September 30 are as follows:
U.S. Pension Plan

	Actual		Target Asset Allocation	Permitted Range
	2012	2011
Equity investments:
Domestic	53.5%	49.4%	52.5%	40.0% - 65.0%
International	10.5%	10.7%	12.5%	7.5% - 17.5%
Total	64.0%	60.1%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	36.0%	39.9%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

VEBA

	Actual		Target Asset Allocation	Permitted Range
	2012	2011
Domestic equity investments	68.5%	62.2%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	31.5%	37.8%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500 and actively managed mid- and small-cap mutual funds. Investments in international equity mutual funds are indexed to various Morgan Stanley Composite indices. The fixed income investments comprise investments designed to match the duration of the Barclays Capital Aggregate Bond Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 7.5% and 7.6% of U.S. Pension Plan assets at September 30, 2012 and 2011, respectively. At September 30, 2012, there were no significant concentrations of risk (defined as greater than 10% of the fair value of total assets) associated with any individual company, industry sector or international geographic region.
GAAP establishes a hierarchy that prioritizes fair value measurements based upon the inputs and valuation techniques used to measure fair value. This fair value hierarchy groups assets into three levels, as described in Note 2. We maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value. The fair values of U.S. Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee.
The fair values of the U.S. Pension Plan and VEBA trust assets at September 30, 2012 and 2011, by asset class are as follows:

	U.S. Pension Plan
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012:
Equity investments:
Domestic	$188.2	$—	$—	$188.2
International	36.9	—	—	36.9
Fixed income	123.3	—	—	123.3
Cash equivalents	—	3.1	—	3.1
Total	$348.4	$3.1	$—	$351.5

September 30, 2011:
Equity investments:
Domestic	$143.1	$—	$—	$143.1
International	31.0	—	—	31.0
Fixed income	113.6	—	—	113.6
Cash equivalents	—	2.0	—	2.0
Total	$287.7	$2.0	$—	$289.7

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	VEBA
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012:
Domestic equity	$7.7	$—	$—	$7.7
Fixed income	3.4	—	—	3.4
Cash equivalents	—	0.1	—	0.1
Total	$11.1	$0.1	$—	$11.2

September 30, 2011:
Domestic equity	$6.1	$—	$—	$6.1
Fixed income	3.3	—	—	3.3
Cash equivalents	—	0.4	—	0.4
Total	$9.4	$0.4	$—	$9.8

The expected long-term rates of return on U.S. Pension Plan and VEBA trust assets have been developed using a best estimate of expected returns, volatilities and correlations for each asset class. The estimates are based on historical capital market performance data and future expectations provided by independent consultants. Future expectations are determined by using simulations that provide a wide range of scenarios of future market performance. The market conditions in these simulations consider the long-term relationships between equities and fixed income as well as current market conditions at the start of the simulation. The expected rate begins with a risk-free rate of return with other factors being added such as inflation, duration, credit spreads and equity risk premiums. The rates of return derived from this process are applied to our target asset allocation to develop a reasonable return assumption.
Defined Contribution Plans. We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $13.7 in Fiscal 2012, $10.4 in Fiscal 2011 and $9.8 in Fiscal 2010.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with Utilities are included in our accompanying balance sheets at September 30:

	2012	2011
Regulatory assets:
Income taxes recoverable	$103.2	$97.9
Underfunded pension and postretirement plans	188.2	150.7
Environmental costs	16.8	19.5
Deferred fuel and power costs	11.6	12.2
Removal costs, net	12.7	12.3
Other	5.9	7.8
Total regulatory assets	$338.4	$300.4

Regulatory liabilities:
Postretirement benefits	$13.1	$11.5
Environmental overcollections	2.9	4.7
Deferred fuel and power refunds	4.4	6.6
State tax benefits — distribution system repairs	7.4	6.3
Other	0.5	0.7
Total regulatory liabilities	$28.3	$29.8

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
Underfunded pension and other postretirement plans. This regulatory asset represents the portion of prior service cost and net actuarial losses associated with pension and other postretirement benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with GAAP. These costs are amortized over the average remaining future service lives of plan participants.
Environmental costs. Environmental costs represent amounts actually spent by UGI Gas to clean up sites in Pennsylvania as well as the portion of estimated probable future environmental remediation and investigation costs principally at manufactured gas plant (“MGP”) sites that CPG and PNG expect to incur in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (see Note 15). UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of prudently incurred remediation costs at Pennsylvania sites. PNG and CPG are currently recovering and expect to continue to recover environmental remediation and investigation costs in base rate revenues. At September 30, 2012, the period over which PNG and CPG expect to recover these costs will depend upon future remediation activity.
Deferred fuel and power — costs and refunds. Gas Utility’s tariffs and, commencing January 1, 2010, Electric Utility’s default service (“DS”) tariffs (as further described below under “Electric Utility DS Rates”) contain clauses which permit recovery of all prudently incurred purchased gas and power costs through the application of purchased gas cost (“PGC”) rates in the case of Gas Utility and DS rates in the case of Electric Utility. The clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.
Gas Utility uses derivative financial instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at September 30, 2012 and 2011 were $5.3 and $(3.1), respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception under GAAP related to derivative financial instruments. As a result, Electric Utility’s electricity supply contracts are required to be recorded on the balance sheet at fair value with an associated adjustment to regulatory assets or liabilities in accordance with GAAP relating to rate-regulated entities. At September 30, 2012 and 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $9.2 and $8.7, respectively, which amounts are reflected in current derivative financial instruments and other noncurrent liabilities on the Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs commencing January 1, 2010, realized and unrealized gains or losses on FTRs associated with periods beginning January 1, 2010 are included in deferred fuel and power costs or deferred fuel and power refunds. At September 30, 2012 and 2011, such gains or losses were not material.
Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. At September 30, 2012, UGI Utilities expects to recover these costs over periods of 1 to 5 years.
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
State income tax benefits — distribution system repairs. This regulatory liability represents Pennsylvania state income tax benefits, net of federal income tax expense, resulting from the deduction for income tax purposes of repair and maintenance costs associated with Gas Utility or Electric Utility assets which are capitalized for regulatory and GAAP reporting. The tax benefits associated with these repair and maintenance deductions will be reflected as a reduction to income tax expense over the remaining tax lives of the related book assets.
Other. Other regulatory assets comprise a number of items including, among others, deferred postretirement costs, deferred asset retirement costs, deferred rate case expenses, customer choice implementation costs and deferred software development costs. At September 30, 2012, UGI Utilities expects to recover these costs over periods of approximately 1 to 5 years.
UGI Utilities’ regulatory liabilities relating to postretirement benefits, environmental overcollections and state tax benefits — distribution system repairs are included in other noncurrent liabilities on the Consolidated Balance Sheets. UGI Utilities does not recover a rate of return on its regulatory assets.
Other Regulatory Matters

Distribution System Improvement Charge Legislation. On April 14, 2012, legislation enabling gas and electric utilities in Pennsylvania to seek surcharge recovery of eligible capital investment in distribution system infrastructure improvement projects became effective. The surcharge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC surcharge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures, for up to five percent of distribution rates. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff. Filings to implement a DSIC surcharge may be filed no earlier than January 2, 2013.

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff's formal complaint, issued on June 11, 2012 ("PUC Staff Complaint)", pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Staff Complaint had alleged that UGI Utilities had committed six violations of gas safety regulations and UGI Utilities' operating procedures related to its cast iron main replacement and gas odorant monitoring programs, and its emergency response to the Incident. As part of the Joint Settlement, UGI Utilities has agreed (i) to the assessment of a $0.4 civil penalty; (ii) to accelerate the time frame for UGI Utilities, CPG, and PNG to replace the remainder of its cast iron mains to 14 years, and (iii) to install odorant monitoring and injection equipment in its natural gas system at a number of supply points, but does not concede to having violated any regulation or operating procedure. Under the Joint Settlement, UGI Utilities, CPG and PNG have also agreed to not seek recovery of the related annual cost of capital return requirements through a DSIC for a period of 24 months but are permitted to retain the current 30-year timeframe for replacing the remainder of their bare steel mains. On October 31, 2012, the PUC administrative law judge issued an initial decision approving the settlement. The provisions of the Joint Settlement will become effective if the initial decision becomes final or if the PUC determines to review the initial decision and issues a final order approving the terms and conditions of the Joint Settlement without modification. The Company does not believe that the cost of complying with the requirements of the Joint Settlement will have a material impact on UGI Utilities' consolidated financial position, results of operations or cash flows.
CPG Base Rate Filing. On January 14, 2011, CPG filed a request with the PUC to increase its operating revenues by $16.5 annually. Among other things, the increased revenues would fund system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs that would provide rebates and other incentives for customers to install new high-efficiency equipment (collectively, “Energy and Efficiency Conservation Program”). On June 23, 2011, a Joint Petition for Approval of Settlement of All Issues (“Joint Petition”) was filed with the PUC based upon agreements with the active parties regarding the requested base operating revenue increase. On August 11, 2011, the PUC approved the settlement agreement which resulted in an increase in annual base rate revenues of $8.0 as well as $0.9 in revenues per year for use in CPG’s Energy and Efficiency Conservation Program. The increase became effective August 30, 2011. During Fiscal 2012, the PUC reversed its earlier decision related to the $0.9 increase in revenue associated with the Energy and Efficiency Conservation Program and required CPG to refund revenue it had collected for that program.
Electric Utility DS Rates. Beginning January 1, 2010, Electric Utility operates under a DS rate mechanism approved by the PUC that allows for full recovery of all DS costs incurred on and after January 1, 2010. Prior to January 1, 2010, the terms and conditions under which Electric Utility provided provider of last resort (“POLR”) service, and rules governing the rates that may be charged for such service through December 31, 2009, were established in a series of PUC approved settlements (collectively, the “POLR Settlement”). In accordance with the POLR Settlement, Electric Utility could increase its POLR rates up to certain limits through December 31, 2009.
Transfers of Assets. On October 21, 2010, the Federal Energy Regulatory Commission (“FERC”) approved and later affirmed CPG’s application to abandon a storage service and approved the transfer of its Tioga, Meeker and Wharton natural gas storage facilities, along with related assets, to UGI Storage Company, a subsidiary of Energy Services. The PUC approved the transfer subject to, among other things, a reduction in base rates and CPG’s agreement to charge PGC customers, for a period of three years, no more for storage services from the transferred assets than they would have paid before the transfer, to the extent used. On April 1, 2011, the storage facilities were dividended to UGI and subsequently contributed to UGI Storage Company. The net book value of the storage facility assets was $10.9. Compliance with the provisions of the PUC Order approving the transfer of the storage assets did not have a material impact on the results of operations of Gas Utility. Concurrent with the April 1, 2011 transfer, CPG entered into a one-year firm storage service agreement with UGI Storage Company.
On December 1, 2010, PNG filed an application with the PUC for expedited review and approval of the transfer of a 9-mile natural gas pipeline, related facilities, and right of way located in Mehoopany, Pennsylvania (the “Auburn Line”) to Energy Services. The PUC approved the transfer and in September 2011 the Auburn Line was dividended to UGI and subsequently contributed to Energy Services. The net book value of the Auburn Line was $1.1.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 9 — Inventories
Inventories comprise the following at September 30:

	2012	2011
Non-utility LPG and natural gas	$240.7	$222.2
Gas Utility natural gas	57.7	95.6
Materials, supplies and other	58.5	45.2
Total inventories	$356.9	$363.0

At September 30, 2012, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), two of which expire in October 2012 and one of which expires in October 2013. Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above. The carrying values of gas storage inventories released under the SCAAs to non-affiliates at September 30, 2012 and 2011 comprising 3.8 billion cubic feet (“bcf”) and 3.9 bcf of natural gas was $11.4 and $19.0, respectively. Effective November 1, 2012, UGI Utilities entered into two new SCAAs having terms of three years.

Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2012	2011
Utilities:
Distribution	$2,047.8	$1,951.9
Transmission	85.4	83.4
General and other, including work in process	162.5	165.7
Total Utilities	2,295.7	2,201.0

Non-utility:
Land	175.0	98.5
Buildings and improvements	283.3	214.8
Transportation equipment	246.5	112.6
Equipment, primarily cylinders and tanks	3,041.1	2,127.6
Electric generation	254.3	230.0
Other, including work in process	223.2	300.0
Total non-utility	4,223.4	3,083.5
Total property, plant and equipment	$6,519.1	$5,284.5

Note 11 — Goodwill and Intangible Assets
Goodwill and intangible assets comprise the following at September 30:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	2012	2011
Goodwill (not subject to amortization)	$2,818.3	$1,562.2
Intangible assets:
Customer relationships, noncompete agreements and other	$691.9	$232.1
Trademarks and tradenames (not subject to amortization)	137.2	47.9
Gross carrying amount	829.1	280.0
Accumulated amortization	(170.9)	(132.2)
Intangible assets, net	$658.2	$147.8

Changes in the carrying amount of goodwill are as follows:

				International Propane
	AmeriGas Propane	Gas Utility	Energy Services	Antargaz	Flaga & Other	Corporate & Other	Total
Balance September 30, 2010	$683.1	$180.1	$2.8	$602.7	$87.0	$7.0	$1,562.7
Goodwill acquired	13.1	—	—	—	—	—	13.1
Purchase accounting adjustments	0.1	2.0	—	—	(3.2)	—	(1.1)
Foreign currency translation	—	—	—	(10.9)	(1.6)	—	(12.5)
Balance September 30, 2011	696.3	182.1	2.8	591.8	82.2	7.0	1,562.2
Goodwill acquired	1,223.1	—	—	46.4	13.7	—	1,283.2
Purchase accounting adjustments	(0.2)	—	—	—	—	—	(0.2)
Foreign currency translation	—	—	—	(26.2)	(0.7)	—	(26.9)
Balance September 30, 2012	$1,919.2	$182.1	$2.8	$612.0	$95.2	$7.0	$2,818.3

We amortize customer relationships and noncompete agreement intangibles over their estimated periods of benefit which do not exceed 15 years. Amortization expense of intangible assets was $44.5 in Fiscal 2012, $20.4 in Fiscal 2011 and $19.9 in Fiscal 2010. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2013 — $51.8; Fiscal 2014 — $50.5; Fiscal 2015 — $47.4; Fiscal 2016 — $41.3; Fiscal 2017 — $35.0. There were no accumulated impairment losses at September 30, 2012.

Note 12 — Series Preferred Stock
UGI has 10,000,000 shares of UGI Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of UGI Series Preferred Stock outstanding at September 30, 2012 or 2011.
UGI Utilities has 2,000,000 shares of UGI Utilities Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. At September 30, 2012 and 2011, there were no shares of UGI Utilities Series Preferred Stock outstanding.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 13 — Common Stock and Equity-Based Compensation
UGI Common Stock share activity for Fiscal 2010, Fiscal 2011 and Fiscal 2012 follows:

	Issued	Treasury	Outstanding
Balance, September 30, 2009	115,261,294	(6,514,587)	108,746,707
Issued:
Employee and director plans	139,000	1,390,207	1,529,207
Dividend reinvestment plan	—	97,673	97,673
Balance, September 30, 2010	115,400,294	(5,026,707)	110,373,587
Issued:
Employee and director plans	106,800	1,263,065	1,369,865
Dividend reinvestment plan	—	92,570	92,570
Balance, September 30, 2011	115,507,094	(3,671,072)	111,836,022
Issued:
Employee and director plans	117,500	824,925	942,425
Dividend reinvestment plan	—	104,994	104,994
Shares reacquired - employee and director plans	—	(263,020)	(263,020)
Balance, September 30, 2012	115,624,594	(3,004,173)	112,620,421
As a result of the January 2012 issuance of 29,567,362 AmeriGas Partners Common Units to ETP in conjunction with the Heritage Acquisition and related General Partner Common Unit transactions (see Note 4), and the March 2012 issuance of 7,000,000 AmeriGas Partners Common Units pursuant to AmeriGas Partners’ public offering (see Note 14), the Company recorded a $196.3 increase in UGI Corporation stockholders’ equity (which amount is net of deferred income taxes) and an associated $321.4 pre-tax decrease in noncontrolling interests equity.

Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options, grants of UGI stock-based equity instruments and grants of AmeriGas Partners Common Unit-based equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $14.5 ($8.7 after-tax), $15.6 ($10.3 after-tax) and $13.2 ($8.7 after-tax) in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
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
Under the OECP, awards representing up to 15,000,000 shares of UGI Common Stock may be granted. The maximum number of shares that may be issued pursuant to grants other than stock options or SARs is 3,200,000. Dividend equivalents on UGI Unit awards to employees will be paid in cash. Dividend equivalents on non-employee director awards are accumulated in additional Stock Units. UGI Unit awards granted to employees and non-employee directors are settled in shares of Common Stock and cash. UGI Unit awards granted to Antargaz employees are settled in shares of Common Stock. With respect to UGI Performance Unit awards, the actual number of shares (or their cash equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance goals and service conditions. It is our practice to issue treasury shares to satisfy substantially all option exercises and UGI Unit awards. We do not expect to repurchase shares on the market for such purposes during Fiscal 2013. Beginning during Fiscal 2012, options granted under the OECP may be net exercised whereby shares equal to the option price and grantee's minimum applicable payroll tax withholding are withheld from the number

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

of shares payable ("net exercise"). We record shares withheld under option net exercises as shares reacquired.
UGI Stock Option Awards. Stock option transactions under the OECP and predecessor plans for Fiscal 2010, Fiscal 2011 and Fiscal 2012 follow:

	Shares	Weighted Average Option Price	Total Intrinsic Value	Weighted Average Contract Term (Years)
Shares under option — September 30, 2009	7,501,493	$22.74	$23.2	6.4
Granted	1,394,300	$24.37
Cancelled	(62,501)	$25.12
Exercised	(1,276,247)	$18.09	$11.7
Shares under option — September 30, 2010	7,557,045	$23.81	$36.2	6.5
Granted	1,443,558	$31.55
Cancelled	(235,437)	$27.79
Exercised	(1,091,987)	$20.95	$11.4
Shares under option — September 30, 2011	7,673,179	$25.55	$15.1	6.2
Granted	1,508,050	$29.26
Cancelled	(321,600)	$27.74
Exercised	(801,857)	$20.93	$7.2
Shares under option — September 30, 2012	8,057,772	$26.62	$41.4	6.1
Options exercisable — September 30, 2010	4,706,376	$22.99
Options exercisable — September 30, 2011	4,879,784	$24.15
Options exercisable — September 30, 2012	5,317,698	$25.32	$34.2	5.0
Non-vested options — September 30, 2012	2,740,074	$29.13	$7.2	8.3

Cash received from stock option exercises and associated tax benefits were $16.8 and $2.3, $22.9 and $3.8, and $23.1 and $4.3 in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. As of September 30, 2012, there was $4.2 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 2 years.
The following table presents additional information relating to stock options outstanding and exercisable at September 30, 2012:

	Range of exercise prices
	Under $20.00	$20.00 - $25.00	$25.01 - $30.00	Over $30.00
Options outstanding at September 30, 2012:
Number of options	162,300	2,996,470	3,529,044	1,369,958
Weighted average remaining contractual life (in years)	1.5	5.3	6.3	7.8
Weighted average exercise price	$16.92	$23.29	$27.99	$31.53
Options exercisable at September 30, 2012:
Number of options	162,300	2,546,170	2,164,909	444,319
Weighted average exercise price	$16.92	$23.12	$27.26	$31.60

UGI Stock Option Fair Value Information. The per share weighted-average fair value of stock options granted under our option plans was $4.31 in Fiscal 2012, $5.40 in Fiscal 2011 and $4.49 in Fiscal 2010. These amounts were determined using a Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option.

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
The assumptions we used for valuing option grants during Fiscal 2012, Fiscal 2011 and Fiscal 2010 are as follows:

	2012	2011	2010
Expected life of option	5.75 years	5.75 years	5.75 years
Weighted average volatility	24.7%	24.3%	24.0%
Weighted average dividend yield	3.5%	3.4%	3.3%
Expected volatility	24.7%	23.8% - 24.3%	24.0%
Expected dividend yield	3.3% - 3.7%	3.1% - 3.4%	3.3% - 3.4%
Risk free rate	0.8% - 1.1%	1.2% - 2.4%	1.7% - 3.1%

UGI Unit Awards. UGI Stock Unit and UGI Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit awards, subject to market performance conditions. UGI Performance Unit grant recipients are awarded a target number of Performance Units. The number of UGI Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount, or even zero, based on UGI’s Total Shareholder Return (“TSR”) percentile rank relative to companies in the Standard & Poor’s Utilities Index for grants prior to January 1, 2011 and the Russell Midcap Utility Index (excluding telecommunication companies) for grants on or after January 1, 2011 (“UGI comparator group”). Based on the TSR percentile rank, grantees may receive 0% to 200% of the target award granted. If UGI’s TSR ranks below the 40th percentile compared to the UGI comparator group, the employee will not be paid. At the 40th percentile, the employee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. Dividend equivalents are paid in cash only on UGI Performance Units that eventually vest.
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
The following table summarizes the weighted average assumptions used to determine the fair value of UGI Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2012	2011	2010
Risk free rate	0.4%	1.0%	1.7%
Expected life	3 years	3 years	3 years
Expected volatility	22.2%	27.6%	28.0%
Dividend yield	3.5%	3.2%	3.3%

The weighted-average grant date fair value of UGI Performance Unit awards was estimated to be $27.25 for Units granted in Fiscal 2012, $35.19 for Units granted in Fiscal 2011 and $22.51 for Units granted in Fiscal 2010.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following table summarizes UGI Unit award activity for Fiscal 2012:

	Total		Vested		Non-Vested
	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2011	900,283	$24.13	598,955	$21.41	301,328	$29.56
UGI Performance Units:
Granted	197,400	$27.25	33,518	$29.16	163,882	$26.86
Forfeited	(51,411)	$27.94	—	$—	(51,411)	$27.94
Vested	—	$—	110,083	$29.04	(110,083)	$29.04
Performance criteria not met	(170,481)	$27.82	(170,481)	$27.82	—	$—
UGI Stock Units:
Granted (a)	42,445	$29.69	40,945	$29.53	1,500	$34.06
Vested	—	$—	—	$—	—	$—
Unit awards paid	(32,898)	$26.17	(32,898)	$26.17	—	$—
September 30, 2012	885,338	$24.09	580,122	$21.72	305,216	$28.59

(a)	Generally, shares granted under UGI Stock Unit awards are paid approximately 70% in shares. UGI Stock Unit awards granted in Fiscal 2011 and Fiscal 2010 were 61,945 and 27,060, respectively.
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company paid UGI Performance Unit and UGI Stock Unit awards in shares and cash as follows:

	2012	2011	2010
UGI Performance Unit awards:
Number of original awards granted	210,750	197,917	193,983
Fiscal year granted	2009	2008	2007
Payment of awards:
Shares of UGI Common Stock issued	—	142,494	123,169
Cash paid	$—	$7.5	$2.6

UGI Stock Unit awards:
Number of original awards granted	32,898	22,400	—
Payment of awards:
Shares of UGI Common Stock issued	21,757	17,545	—
Cash paid	$0.2	$0.2	$—

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we granted UGI Unit awards representing 239,845, 285,470 and 231,710 shares, respectively, having weighted-average grant date fair values per Unit of $27.68, $34.78 and $22.69, respectively.
As of September 30, 2012, there was a total of approximately $5.2 of unrecognized compensation cost associated with 885,338 UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 1.9 years. The total fair values of UGI Units that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $3.6, $6.8 and $5.0, respectively. As of September 30, 2012 and 2011, total liabilities of $5.0 and $6.0, respectively, associated with UGI Unit awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets.
At September 30, 2012, 1,436,672 shares of Common Stock were available for future grants under the OECP, of which up to 1,436,672 may be issued pursuant to future grants other than stock options or SARs.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

AmeriGas Partners Equity-Based Compensation Plans and Awards. Under the AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. (“2010 Propane Plan”), the General Partner may award to employees and non-employee directors grants of AmeriGas Partners Units (comprising “AmeriGas Stock Units” and “AmeriGas Performance Units”), options, unit appreciation rights and other Common Unit-based awards. The 2010 Propane Plan succeeded the AmeriGas Propane, Inc. 2000 Long-Term Incentive Plan (“2000 Propane Plan”) which expired on December 31, 2009, and replaced the AmeriGas Propane, Inc. Discretionary Long-Term Incentive Plan for Non-Executive Key Employees (“Nonexecutive Propane Plan”). The total aggregate number of Common Units that may be issued under the 2010 Propane Plan is 2,800,000. The exercise price for options may not be less than the fair market value on the date of grant. Awards granted under the 2010 Propane Plan may vest immediately or ratably over a period of years, and options can be exercised no later than ten years from the grant date. In addition, the 2010 Propane Plan provides that Common Unit-based awards may also provide for the crediting of Common Unit distribution equivalents to participants’ accounts.
Recipients of AmeriGas Performance Unit awards are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years ) may be higher or lower than the target number based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a peer group. Percentile rankings and payout percentages are generally the same as those used for the UGI Performance Unit awards. Any Common Unit distribution equivalents earned are paid in cash. Generally, except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed by the General Partner. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
As a result of the Heritage Acquisition, certain Heritage Propane employees were awarded AmeriGas Performance Units, AmeriGas Stock Units (in the form of phantom units), or a combination of AmeriGas Performance Units and AmeriGas Stock Units. The terms of the Performance Unit awards granted to Heritage Propane employees are generally the same as those described above. The AmeriGas Stock Units awards granted to Heritage employees vest in tranches with certain awards beginning to vest in January 2013 through January 2016. Certain of the AmeriGas Stock Unit awards provide for accelerated vesting under certain conditions. Under certain conditions all or a portion of these awards could be forfeited. The AmeriGas Stock Unit awards granted to Heritage Propane employees provide for the crediting of distribution equivalents to participants' accounts.
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
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal
	2012	2011	2010
Risk-free rate	0.4%	1.0%	1.7%
Expected life	3 years	3 years	3 years
Expected volatility	23.0%	34.6%	35.0%
Dividend yield	6.4%	5.8%	6.8%

The General Partner granted awards under the 2010 Propane Plan representing 248,818, 49,287 and 57,750 Common Units in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, having weighted-average grant date fair values per Common Unit subject to award of $43.22, $53.19 and $41.39, respectively. At September 30, 2012, 2,517,419 Common Units were available for future award grants under the 2010 Propane Plan.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2012:

	Total		Vested		Non-Vested
	Number of AmeriGas Partners Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of AmeriGas Partners Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of AmeriGas Partners Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2011	155,356	$41.79	62,638	$38.20	92,718	$44.22
AmeriGas Performance Units:
Granted	55,150	$48.28	8,665	$48.28	46,485	$48.28
Forfeited	(15,068)	$50.37	—	$—	(15,068)	$50.37
Vested	—	$—	36,833	$39.28	(36,833)	$39.28
Performance criteria not met	(48,633)	$32.17	(48,633)	$32.17	—	$—
AmeriGas Stock Units:
Granted	193,668	$41.77	66,244	$41.81	127,424	$41.76
Forfeited	(10,360)	$41.42	—	$—	(10,360)	$41.42
Vested	—	$—	6,050	$35.05	(6,050)	$35.05
Awards paid	(66,146)	$40.72	(66,146)	$40.72	—	$—
September 30, 2012	263,967	$44.70	65,651	$45.42	198,316	$44.47

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Partnership paid AmeriGas Common Unit-based awards in Common Units and cash as follows:

	2012 (a)	2011	2010
Number of Common Units subject to original awards granted	60,200	41,064	49,650
Fiscal year granted	2009	2008	2007
Payment of awards:
AmeriGas Partners Common Units issued	3,500	35,787	42,121
Cash paid	$0.1	$1.2	$1.2
(a) In addition, 40,516 AmeriGas Stock Units, and $0.9 in cash, were paid to Heritage Propane employees associated with awards granted in Fiscal 2012.

As of September 30, 2012, there was a total of approximately $3.0 of unrecognized compensation cost associated with 263,967 Common Units subject to award that is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Common Unit-based awards that vested during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $5.1, $2.0 and $2.0, respectively. As of September 30, 2012 and 2011, total liabilities of $1.1 and $1.2 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets.

Note 14 — Partnership Distributions and Common Unit Offering
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
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. The total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $19.7 in Fiscal 2012, $9.0 in Fiscal 2011 and $6.9 in Fiscal 2010. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2012, Fiscal 2011 and Fiscal 2010 of $13.0, $5.0 and $3.0, respectively.
In March 2012, AmeriGas Partners sold 7,000,000 Common Units in an underwritten public offering at a public offering price of $41.25 per unit. The net proceeds of the public offering totaling $276.6 and the associated capital contributions from the General Partner totaling $2.8 were used to redeem $200 of 6.50% Senior Notes pursuant to a tender offer, to reduce bank loan borrowings and for general partnership purposes.
Note 15 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $77.9 in Fiscal 2012, $69.8 in Fiscal 2011 and $70.6 in Fiscal 2010.
Minimum future payments under operating leases with non-affiliates that have initial or remaining noncancelable terms in excess of one year are as follows:

	2013	2014	2015	2016	2017	After 2017
AmeriGas Propane	$62.0	$48.8	$39.4	$30.3	$23.1	$63.9
UGI Utilities	5.4	4.3	3.4	3.1	1.8	2.3
International Propane	8.0	5.6	3.4	2.6	2.4	2.3
Other	2.0	1.7	1.3	1.1	0.3	0.1
Total	$77.4	$60.4	$47.5	$37.1	$27.6	$68.6

Our businesses enter into contracts of varying lengths and terms to meet their supply, pipeline transportation, storage, capacity and energy needs. Gas Utility has gas supply agreements with producers and marketers with terms not exceeding one year. Gas Utility also has agreements for firm pipeline transportation and natural gas storage services, which Gas Utility may terminate at various dates through Fiscal 2022. Gas Utility’s costs associated with transportation and storage capacity agreements are included in its annual PGC filings with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices. Electric Utility purchases its electricity needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through Fiscal 2014. Midstream & Marketing enters into fixed-price contracts with suppliers to purchase natural gas and electricity to meet its sales commitments. Generally, these contracts have terms of less than two years. The Partnership enters into fixed-price and variable-price contracts to purchase a portion of its supply requirements. These contracts currently have terms that do not exceed four years. International Propane enters into variable-priced contracts to purchase a portion of its supply requirements that currently do not exceed four years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following table presents contractual obligations with non-affiliates under Gas Utility, Electric Utility, Midstream & Marketing, AmeriGas Propane and International Propane supply, storage and service contracts existing at September 30, 2012:

	2013	2014	2015	2016	2017	After 2017
UGI Utilities supply, storage and transportation contracts	$173.9	$95.0	$61.8	$43.3	$26.5	$62.7
Midstream & Marketing supply contracts	171.1	51.4	4.7	—	—	—
AmeriGas Propane supply contracts	141.4	87.0	87.7	3.2	—	—
International Propane supply contracts	226.4	143.4	143.4	58.0	—	—
Total	$712.8	$376.8	$297.6	$104.5	$26.5	$62.7

The Partnership and International Propane also enter into other contracts to purchase LPG to meet supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.
Contingencies
Environmental Matters
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $15.0 and $17.9, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At September 30, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.
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
Sag Harbor, New York Matter. By letter dated June 24, 2004, KeySpan Energy (“KeySpan”) informed UGI Utilities that KeySpan has spent $2.3 and expects to spend another $11 to clean up an MGP site it owns in Sag Harbor, New York. KeySpan believes that UGI Utilities is responsible for approximately 50% of these costs as a result of UGI Utilities’ alleged direct ownership and operation of the plant from 1885 to 1902. By letter dated June 6, 2006, KeySpan reported that the New York Department of Environmental Conservation has approved a remedy for the site that is estimated to cost approximately $10. KeySpan has indicated that the cost could be as high as $20. There have been no recent developments in this matter.
Omaha, Nebraska. By letter dated October 20, 2011, the City of Omaha and the Metropolitan Utilities District (“MUD”) notified UGI Utilities that they had been requested by the United States Environmental Protection Agency (“EPA”) to remediate a former manufactured gas plant site located in Omaha, Nebraska. According to a report prepared on behalf of the EPA identifying potentially responsible parties, a former subsidiary of a UGI Utilities’ predecessor is identified as an owner and operator of the site. The City of Omaha and MUD have requested that UGI Utilities participate in the cost of remediation for this site. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated. In addition, UGI Utilities believes that it has strong defenses to any claims that may arise relating to the remediation of this site. By letter dated November 10, 2011, the EPA notified UGI Utilities of its investigation of the site in Omaha, Nebraska, and issued an information request to UGI Utilities. UGI Utilities responded to the EPA’s information request on January 17, 2012, and is cooperating with its investigation.
AmeriGas OLP Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property owned by the Partnership in Saranac Lake, New York, on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by DEC disclosed contamination related to former MGP operations on the site. DEC has classified the site as a significant threat to public health or environment with further action required. The Partnership has researched the history of the site and its ownership interest in the site. The Partnership has reviewed the preliminary site characterization study prepared by the DEC, the extent of contamination and the possible existence of other potentially responsible parties. The Partnership communicated the results of its research to DEC in January 2009 and is awaiting a response before doing any additional investigation. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

HOLP San Bernardino. In July 2001, HOLP acquired a company that had previously received a request for information from the EPA regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred prior to the construction of the facility acquired by HOLP, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). No follow-up correspondence has been received from the EPA on the matter since HOLP’s acquisition of the predecessor company in 2001. Based upon information currently available to HOLP, it is believed that HOLP’s liability if such action were to be taken by the EPA would not have a material adverse effect on our financial condition or results of operations.
Titan LLC Claremont, Chestertown and Bennington. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan LLC is purportedly the beneficial holder of title with respect to three former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites.
Claremont, New Hampshire and Chestertown, Maryland. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland, and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.
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
Other Matters
AmeriGas Cylinder Investigation. On or about October 21, 2009, the General Partner received a notice that the Offices of the District Attorneys of Santa Clara, Sonoma, Ventura, San Joaquin and Fresno Counties and the City Attorney of San Diego (the “District Attorneys”) have commenced an investigation into AmeriGas OLP's cylinder labeling and filling practices in California as a result of the Partnership's decision in 2008 to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds. At that time, the District Attorneys issued an administrative subpoena seeking documents and information relating to those practices. We have responded to the administrative subpoena. On or about July 20, 2011, the General Partner received a second subpoena from the District Attorneys. The subpoena sought additional information and documents regarding AmeriGas OLP's cylinder exchange program and we responded to that subpoena. In connection with this matter, the District Attorneys have alleged potential violations of California's antitrust laws, California's slack-fill law, and California's principal false advertising statute. We believe we have strong defenses to these allegations.

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
Purported Class Action Lawsuit. In 2005, Samuel and Brenda Swiger (the “Swigers”) filed what purports to be a class action lawsuit in the Circuit Court of Harrison County, West Virginia, against UGI, an insurance subsidiary of UGI, certain officers of UGI and the General Partner, and their insurance carriers and insurance adjusters. In this lawsuit, the Swigers are seeking compensatory and punitive damages on behalf of the putative class for alleged violations of the West Virginia Insurance Unfair Trade Practice Act, negligence, intentional misconduct, and civil conspiracy. The Court has not certified the class and, in October 2008, stayed the lawsuit pending resolution of a separate, but related, class action lawsuit filed against AmeriGas OLP in Monongalia County, which was settled in Fiscal 2011. We believe we have good defenses to the claims in this action.
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

Antargaz Competition Authority Matter. On July 21, 2009, Antargaz received a Statement of Objections (“Statement”) from France's Autorité de la concurrence (“Competition Authority”) with respect to the investigation of Antargaz by the General Division of Competition, Consumption and Fraud Punishment. The Statement alleged that Antargaz engaged in certain anti-competitive practices in violation of French competition laws related to the cylinder market during the period from 1999 through 2004. On December 17, 2010, the Competition Authority issued its decision dismissing all objections against Antargaz. The appeal period expired without an appeal being filed. As a result of the decision, during the three-month period ended December 31, 2010, the Company reversed its previously recorded nontaxable accrual for this matter which increased Fiscal 2011 net income by $9.4.

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

Note 16 — Fair Value Measurements
Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of September 30, 2012 and 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$8.6	$4.5	$—	$13.1
Foreign currency contracts	$—	$1.8	$—	$1.8
Liabilities:
Derivative financial instruments:
Commodity contracts	$(7.8)	$(53.2)	$—	$(61.0)
Interest rate contracts	$—	$(71.9)	$—	$(71.9)

September 30, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$3.5	$3.3	$—	$6.8
Foreign currency contracts	$—	$5.3	$—	$5.3
Liabilities:
Derivative financial instruments:
Commodity contracts	$(28.1)	$(16.1)	$—	$(44.2)
Foreign currency contracts	$—	$(3.3)	$—	$(3.3)
Interest rate contracts	$—	$(44.4)	$—	$(44.4)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2012, the carrying

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

amount and estimated fair value of our long-term debt (including current maturities) were $3,514.3 and $3,787.6, respectively. At September 30, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,157.7 and $2,223.4, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).
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
Commodity Price Risk
In order to manage market price risk associated with the Partnership’s fixed-price programs which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership, certain other domestic business units and our International Propane operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases. In addition, from time to time, the Partnership enters into price swap agreements to reduce short-term commodity price volatility and to provide market price risk support to some of its wholesale customers which are generally not designated as hedges for accounting purposes.
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At September 30, 2012 and 2011, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 19.2 million dekatherms and 15.1 million dekatherms, respectively. At September 30, 2012, the maximum period over which Gas Utility is hedging natural gas market price risk is 12 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets in accordance with FASB’s guidance in ASC 980 related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 8).
Electric Utility's DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. During Fiscal 2010, Electric Utility determined that it could no longer assert that it would take physical delivery of substantially all of the electricity it had contracted for under its forward power purchase agreements and, as a result, such contracts no longer qualified for the normal purchases and normal sales exception under GAAP related to derivative financial instruments. Accordingly, the fair value of these contracts are required to be recognized on the balance sheet. At September 30, 2012 and 2011, the fair values of Electric Utility’s forward purchase power agreements comprising losses of $9.2 and $8.7, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Consolidated Balance Sheets. In accordance with ASC 980 related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At September 30, 2012 and 2011, the volumes of Electric Utility’s forward electricity purchase contracts were 570.4 million kilowatt hours and 788.6 million kilowatt hours, respectively. At September 30, 2012, the maximum period over which these contracts extend is 20 months.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs commencing January 1, 2010, gains and losses on Electric Utility FTRs associated with periods beginning on or after January 1, 2010, are recorded in regulatory assets or liabilities in accordance with ASC 980 and reflected in cost of sales through the DS recovery mechanism (see Note 8). Gains and losses associated with periods prior to January 2010 are reflected in cost of sales. At September 30, 2012 and 2011, the volumes associated with Electric Utility FTRs totaled 189.7 million kilowatt hours and 208.6 million kilowatt hours, respectively. Midstream & Marketing’s FTRs are recorded at fair value with changes in fair value reflected in cost of sales. At September 30, 2012 and 2011, the volumes associated with Midstream & Marketing’s FTRs totaled 988.8 million kilowatt hours and 1,418.6 million kilowatt hours, respectively.
In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts. Midstream & Marketing also uses NYMEX and over the counter electricity futures contracts to hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. In addition, beginning April 1, 2011, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later sale of natural gas or propane. Because the contracts associated with the anticipated sale of stored natural gas or propane do not qualify for hedge accounting treatment, any gains or losses on the derivative contracts are recognized in earnings prior to gains or losses from the sale of the stored gas. At September 30, 2012, the volumes associated with Midstream & Marketing’s natural gas and propane storage NYMEX contracts totaled 4.3 million dekatherms and 3.1 million gallons, respectively.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.
At September 30, 2012 and 2011, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

	Volumes
Commodity	2012	2011
LPG (millions of gallons)	243.9	138.0
Natural gas (millions of dekatherms, net)	23.6	26.1
Electricity calls (millions of kilowatt hours)	1,415.7	1,219.8
Electricity puts (millions of kilowatt hours)	135.3	204.9

At September 30, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 26 months with a weighted average of 5 months; the maximum period over which we are hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 39 months with a weighted average of 11 months; and the maximum period over which we are hedging our exposure to the variability in cash flows associated with electricity price risk (excluding Electric Utility) is 36 months for electricity call contracts, with a weighted average of 10 months, and 16 months for electricity put contracts, with a weighted average of 8 months. At September 30, 2012, the maximum period over which we are economically hedging electricity congestion with FTRs (excluding Electric Utility) is 8 months.
We account for commodity price risk contracts (other than those contracts that are not eligible for hedge accounting and Gas Utility and Electric Utility contracts that are subject to regulatory treatment) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales in the Consolidated Statements of Income. At September 30, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $53.0.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Interest Rate Risk
Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its variable-rate term loan, and Flaga has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on a substantial portion of its term loans, in each case through the respective scheduled maturity dates. As of September 30, 2012 and 2011, the total notional amounts of variable-rate debt subject to interest rate swap agreements were €441.9 and €424.2, respectively.
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At September 30, 2012 and 2011, the total notional amount of unsettled IRPAs was $173.0 and $173.0, respectively. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of UGI Utilities’ long-term debt forecasted to occur in September 2013.
UGI Utilities reclassified pre-tax losses of $0.7 from AOCI into income during Fiscal 2012 as a result of the discontinuance of cash flow hedge accounting for a portion of expected interest payments associated with the issuance of long-term debt originally anticipated to occur in September 2012. Such losses are included in other income, net, in the Consolidated Statements of Income.
We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At September 30, 2012, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $0.8.
Foreign Currency Exchange Rate Risk
In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 30% of estimated dollar-denominated purchases of LPG to occur during the heating-season months of October through March. At September 30, 2012 and 2011, we were hedging a total of $174.5 and $133.9 of U.S. dollar-denominated LPG purchases, respectively. At September 30, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 30 months with a weighted average of 11 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At September 30, 2012, we had no euro-dominated net investment hedges. At September 30, 2011, we were hedging a total of €14.5 of our euro-denominated net investments.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At September 30, 2012, the amount of net gains associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.8. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.
In September 2011, in order to economically hedge the U.S. dollar amount of a substantial portion of the Shell Transaction's associated euro-denominated purchase price, we entered into foreign currency exchange contracts. These contracts were recorded at fair value with gains or losses recorded in other income, net.
Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and options contracts generally require cash deposits in brokerage accounts. At September 30, 2012 and 2011, restricted cash in brokerage accounts totaled $3.0 and $17.2, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at September 30, 2012. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table provides information regarding the balance sheet location and fair value of derivative assets and liabilities existing as of September 30, 2012 and 2011:

	Derivative Assets				Derivative Liabilities
		Fair Value				Fair Value
		September 30,				September 30,
	Balance Sheet Location	2012		2011	Balance Sheet Location	2012	2011
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$6.5		$1.1	Derivative financial instruments and Other noncurrent liabilities	$(50.7)	$(32.5)
Foreign currency contracts	Derivative financial instruments and Other assets	1.8		5.2	Derivative financial instruments and Other noncurrent liabilities	—	—
Interest rate contracts		—		—	Derivative financial instruments and Other noncurrent liabilities	(71.9)	(44.4)
Total Derivatives Designated as Hedging Instruments		$8.3		$6.3		$(122.6)	$(76.9)
Derivatives Accounted for Under ASC 980:
Commodity contracts	Derivative financial instruments	$5.3		$—	Derivative financial instruments and Other noncurrent liabilities	$(9.4)	$(11.7)
Derivatives Not Designated as Hedging Instruments:
Foreign currency contracts		$—	—	$—	Derivative financial instruments	$—	$(3.3)
Commodity contracts	Derivative financial instruments and Other assets	1.3		5.8		(0.9)	—
Total Derivatives Not Designated as Hedging Instruments		$1.3		$5.8		$(0.9)	$(3.3)
Total Derivatives		$14.9		$12.1		$(132.9)	$(91.9)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following tables provide information on the effects of derivative instruments in the Consolidated Statement of Income and changes in AOCI and noncontrolling interest for Fiscal 2012 and 2011:

	Gain or (Loss) Recognized in AOCI and Noncontrolling Interests			Gain or (Loss) Reclassified from AOCI and Noncontrolling Interests into Income			Location of Gain or (Loss) Reclassified from AOCI and Noncontrolling Interests into Income
	2012	2011	2010	2012	2011	2010
Cash Flow Hedges:
Commodity contracts	$(135.1)	$2.2	$(41.7)	$(115.4)	$(17.4)	$(21.0)	Cost of sales
Foreign currency contracts	(0.5)	6.9	3.2	2.1	(0.8)	0.7	Cost of sales
Interest rate contracts	(36.8)	(35.8)	(12.6)	(11.5)	(14.1)	(28.2)	Interest expense /other income
Total	$(172.4)	$(26.7)	$(51.1)	$(124.8)	$(32.3)	$(48.5)
Net Investment Hedges:
Foreign currency contracts	$0.6	$0.2	$5.0

Derivatives Not Designated as Hedging Instruments:
	Gain or (Loss) Recognized in Income			Location of Gain or (Loss) Recognized in Income
	2012	2011	2010
Commodity contracts	$(16.8)	$2.1	$1.3	Cost of sales
Commodity contracts	0.2	0.3	0.2	Operating expenses / other income
Foreign currency contracts	0.5	(6.1)	—	Other income
Total	$(16.1)	$(3.7)	$1.5

The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for Fiscal 2012, Fiscal 2011 and Fiscal 2010.
As a result of the Partnership’s refinancing of its 7.125% Senior Notes (see Note 5), during the three months ended September 30, 2011, the Partnership discontinued cash flow hedge accounting for settled but unamortized IRPA losses associated with the Senior Notes and recorded a loss of $2.6 which amount is included in loss on extinguishments of debt on the Fiscal 2011 Consolidated Statement of Income. During the three months ended March 31, 2010, the Partnership’s management determined that it was likely that the Partnership would not issue $150 of long-term debt during the summer of 2010 due to the Partnership’s strong cash flow and anticipated extension of all or a portion of its then-existing credit agreement. As a result, the Partnership discontinued cash flow hedge accounting treatment for IRPAs associated with this previously anticipated Fiscal 2010 $150 long-term debt issuance and recorded a $12.2 loss which is reflected in other income, net, in the Fiscal 2010 Consolidated Statement of Income.
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
Effective October 1, 2010, the Company adopted a new accounting standard that changes the accounting for the Receivables Facility on a prospective basis. Effective October 1, 2010, trade receivables sold to the commercial paper conduit remain on the Company’s balance sheet; the Company reflects a liability equal to the amount advanced by the commercial paper conduit; and the Company records interest expense on amounts sold to the commercial paper conduit. Prior to October 1, 2010, trade accounts receivable sold to the commercial paper conduit were removed from the balance sheet and any losses on sales of accounts receivable were reflected in other income, net.
During Fiscal 2012, Fiscal 2011 and Fiscal 2010, Energy Services transferred trade receivables totaling $836.0, $1,134.9 and $1,147.3, respectively, to ESFC. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, ESFC sold an aggregate $286.0, $88.0 and $254.6, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At September 30, 2012, the outstanding balance of ESFC trade receivables was $43.5 of which no amount was sold to the commercial paper conduit. At September 30, 2011, the outstanding balance of ESFC trade receivables was $52.1 and there was $14.3 sold to the commercial paper conduit and reflected on the Consolidated Balance Sheet as bank loans. Losses on sales of receivables to the commercial paper conduit during Fiscal 2012 and Fiscal 2011, which amounts are included in interest expense on the Consolidated Statements of Income, totaled $1.0 and $1.2, respectively. Losses on sales of receivables to the commercial paper conduit during Fiscal 2010, which amount is included in other income, net, were $1.5.

Note 19 — Other Income, Net
Other income, net, comprises the following:

	2012	2011	2010
Interest and interest-related income	$2.4	$2.3	$2.9
Antargaz Competition Authority matter	—	9.4	—
Utility non-tariff service income	2.7	6.4	2.4
Foreign currency hedge gain (loss)	0.5	(6.1)	—
Gain on sale of Atlantic Energy, LLC	—	—	36.5
Finance charges	18.8	15.1	11.3
Partnership interest rate protection agreement loss	—	—	(12.2)
Other, net	13.9	19.4	17.1
Total other income, net	$38.3	$46.5	$58.0

Note 20 — Quarterly Data (unaudited)
The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our businesses.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	December 31,		March 31,		June 30,		September 30,
	2011 (a)	2010 (b)	2012 (c)	2011 (d)	2012	2011	2012	2011 (e)
Revenues	$1,688.8	$1,765.6	$2,427.5	$2,181.0	$1,277.2	$1,105.4	$1,125.7	$1,039.3
Operating income (loss)	$188.3	$252.3	$380.8	$357.0	$(19.2)	$17.2	$(28.6)	$(10.5)
Loss from equity investees	$(0.1)	$(0.2)	$—	$(0.4)	$(0.1)	$(0.2)	$(0.1)	$(0.1)
(Loss) gain on extinguishments of debt	$—	$—	$(13.4)	$(18.8)	$0.1	$—	$—	$(19.3)
Net income (loss)	$110.1	$155.0	$227.0	$215.6	$(76.5)	$(13.5)	$(74.0)	$(48.9)
Net income (loss) attributable to UGI Corporation	$87.0	$113.1	$133.4	$149.4	$(6.3)	$(7.2)	$(14.7)	$(22.4)
Earnings (loss) per share attributable to UGI stockholders:
Basic	$0.78	$1.02	$1.19	$1.34	$(0.06)	$(0.06)	$(0.13)	$(0.20)
Diluted	$0.77	$1.01	$1.18	$1.32	$(0.06)	$(0.06)	$(0.13)	$(0.20)

(a)	Includes adjustment to foreign tax credit valuation allowance which increased net income by $5.5 or $0.05 per diluted share.

(b)
Includes the reversal of previously recorded nontaxable accrual associated with the Antargaz Competition Authority Matter which increased operating income and net income attributable to UGI Corporation by $9.4 or $0.08 per diluted share (see Note 15).

(c)	Includes loss on extinguishment of Partnership long-term debt which decreased net income attributable to UGI Corporation by $2.2 or $0.02 per diluted share (see Note 5).

(d)	Includes loss on extinguishment of Partnership long-term debt which decreased net income attributable to UGI Corporation by $5.2 or $0.05 per diluted share (see Note 5).

(e)	Includes loss on extinguishment of Partnership long-term debt which increased net loss attributable to UGI Corporation by $5.2 or $0.05 per diluted share (see Note 5).

Note 21 — Segment Information
We have organized our business units into six reportable segments generally based upon products sold, geographic location and regulatory environment. Our reportable segments comprise: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment principally comprising Flaga and AvantiGas; (4) Gas Utility; (5) Energy Services; and (6) Electric Generation. We refer to both international segments together as "International Propane" and Energy Services and Electric Generation together as "Midstream & Marketing." In Fiscal 2012, the Company is reporting its Electric Generation operating segment as a separate reportable segment and our former Electric Utility reportable segment has been combined with Corporate & Other. Previously, the Electric Generation operating segment was included in the Energy Services' reportable segment. Prior years have been adjusted to conform to the current year presentation.
AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. Antargaz' revenues are derived principally from the distribution of LPG to retail customers in France and, to a much lesser extent, Belgium, the Netherlands and Luxembourg. Flaga & Other revenues are derived principally from the distribution of LPG to customers in northern, central and eastern Europe and the United Kingdom. Gas Utility’s revenues are derived principally from the sale and distribution of natural gas to customers in eastern, northeastern and central Pennsylvania. Energy Services revenues are derived from the sale of natural gas and, to a lesser extent, LPG, electricity and fuel oil as well as storage and other energy services to customers located primarily in the Mid-Atlantic region of the United States. Electric Generation revenues are derived principally from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The accounting policies of our reportable segments are the same as those described in Note 2. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Our definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our other reportable segments principally based upon their income before income taxes.
No single customer represents more than ten percent of our consolidated revenues. In addition, all of our reportable segments’ revenues, other than those of International Propane, are derived from sources within the United States, and all of our reportable segments’ long-lived assets, other than those of International Propane, are located in the United States.

						Midstream & Marketing		International Propane
	Total	Elim- inations		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
2012
Revenues	$6,519.2	$(178.8)	(c)	$2,921.6	$785.4	$816.4	$43.0	$1,121.3	$824.7	$185.6
Cost of sales	$4,111.2	$(174.0)	(c)	$1,719.7	$402.5	$703.8	$27.1	$685.5	$640.3	$106.3
Operating income (loss)	$521.3	$—		$170.3	$172.2	$68.9	$(6.5)	$88.2	$23.6	$4.6
Loss from equity investees	$(0.3)	—		—	—	—	—	(0.3)	—	—
Loss on extinguishments of debt	$(13.3)	—		(13.3)	—	—	—	—	—	—
Interest expense	$(221.5)	—		(142.6)	(40.1)	(4.8)	—	(26.3)	(4.6)	(3.1)
Income (loss) before income taxes	$286.2	$—		$14.4	$132.1	$64.1	$(6.5)	$61.6	$19.0	$1.5
Net income (loss) attributable to UGI	$199.4	$—		$15.9	$80.5	$37.6	$(1.2)	$51.3	$13.8	$1.5
Depreciation and amortization	$316.0	$—		$169.1	$49.0	$3.7	$9.0	$57.1	$22.1	$6.0
Noncontrolling interests’ net (loss) income	$(12.8)	$—		$(13.0)	$—	$—	$—	$0.2	$—	$—
Partnership EBITDA (a)				$324.7
Total assets	$9,709.7	$(104.1)		$4,539.6	$2,070.4	$368.5	$258.2	$1,686.5	$531.8	$358.8
Bank loans	$165.1	$—		$49.9	$9.2	$85.0	$—	$—	$21.0	$—
Capital expenditures	$343.2	$—		$103.1	$109.0	$36.0	$24.4	$47.3	$16.9	$6.5
Investments in equity investees	$0.3	$—		$—	$—	$—	$—	$—	$0.3	$—
Goodwill	$2,818.3	$—		$1,919.2	$182.1	$2.8	$—	$612.0	$95.2	$7.0

2011
Revenues	$6,091.3	$(233.0)	(c)	$2,538.0	$1,026.4	$1,023.8	$49.1	$1,050.6	$438.1	$198.3
Cost of sales	$4,010.9	$(228.6)	(c)	$1,605.3	$610.6	$902.2	$31.1	$649.8	$321.0	$119.5
Operating income (loss)	$616.0	$—		$242.9	$199.6	$84.2	$(1.3)	$89.2	$(3.1)	$4.5
Loss from equity investees	$(0.9)	—		—	—	—	—	(0.9)	—	—
Loss on extinguishments of debt	$(38.1)	—		(38.1)	—	—	—	—	—	—
Interest expense	$(138.0)	—		(63.5)	(40.4)	(2.0)	(0.7)	(25.5)	(2.7)	(3.2)
Income (loss) before income taxes	$439.0	$—		$141.3	$159.2	$82.2	$(2.0)	$62.8	$(5.8)	$1.3
Net income (loss) attributable to UGI	$232.9	$—		$39.9	$99.3	$48.4	$4.1	$44.2	$(3.2)	$0.2

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Depreciation and amortization	$227.9	$—		$94.7	$48.4	$2.4	$5.6	$52.1	$18.5	$6.2
Noncontrolling interests’ net income	$75.3	$—		$75.0	$—	$—	$—	$0.3	$—	$—
Partnership EBITDA (a)				$297.1
Total assets	$6,663.3	$(93.3)		$1,800.4	$2,028.7	$338.2	$242.5	$1,636.6	$428.8	$281.4
Bank loans	$138.7	$—		$95.5	$—	$24.3	$—	$—	$18.9	$—
Capital expenditures	$355.6	$—		$77.2	$91.3	$63.1	$49.7	$48.9	$16.5	$8.9
Investments in equity investees	$0.3	$—		$—	$—	$—	$—	$—	$0.3	$—
Goodwill	$1,562.2	$—		$696.3	$182.1	$2.8	$—	$591.8	$82.2	$7.0

2010
Revenues	$5,591.4	$(203.9)	(c)	$2,320.3	$1,047.5	$1,105.3	$58.5	$887.1	$172.4	$204.2
Cost of sales	$3,584.0	$(197.1)	(c)	$1,395.1	$653.4	$998.0	$30.6	$465.9	$116.2	$121.9
Operating income (loss)	$659.2	$—		$235.8	$175.3	$110.8	$9.2	$115.1	$1.9	$11.1
Loss from equity investees	$(2.1)	—		—	—	—	—	(2.0)	(0.1)	—
Loss on extinguishments of debt		—		—	—	—	—	—	—	—
Interest expense	$(133.8)	—		(65.1)	(40.5)	(0.1)	(0.1)	(22.4)	(3.0)	(2.6)
Income (loss) before income taxes	$523.3	$—		$170.7	$134.8	$110.7	$9.1	$90.7	$(1.2)	$8.5
Net income attributable to UGI	$261.0	$—		$47.3	$83.1	$61.2	$7.0	$60.0	$(1.2)	$3.6
Depreciation and amortization	$210.2	$—		$87.4	$49.5	$3.3	$4.4	$48.9	$11.5	$5.2
Noncontrolling interests’ net income (loss)	$94.7	$—		$91.1	$—	$3.3	$—	$0.3	$—	$—
Partnership EBITDA (a)				$321.0
Total assets	$6,374.0	$(81.1)		$1,690.6	$1,996.3	$245.8	$205.0	$1,678.3	$320.2	$318.9
Bank loans	$200.4	$—		$91.0	$17.0	$—	$—	$68.2	$24.2	$—
Capital expenditures	$352.9	$—		$83.2	$73.5	$48.3	$68.1	$51.4	$7.6	$20.8
Investments in equity investees	$0.4	$—		$—	$—	$—	$—	$—	$0.4	$—
Goodwill	$1,562.7	$—		$683.1	$180.1	$2.8	$—	$602.7	$87.0	$7.0

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Year ended September 30,	2012	2011	2010
Partnership EBITDA	$324.7	$297.1	$321.0
Depreciation and amortization	(169.1)	(94.7)	(87.4)
Loss on extinguishments of debt	13.3	38.1	—
Noncontrolling interests (i)	1.4	2.4	2.2
Operating income	$170.3	$242.9	$235.8

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise Electric Utility, UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses (“HVAC/R”), net expenses of UGI’s captive general liability insurance company, and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, the assets of Electric Utility and HVAC/R, and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

(c)	Principally represents the elimination of intersegment transactions principally among Midstream & Marketing, Gas Utility and AmeriGas Propane.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1.9	$0.4
Accounts and notes receivable	4.0	4.9
Deferred income taxes	0.4	0.4
Prepaid expenses and other current assets	0.3	1.4
Total current assets	6.6	7.1
Investments in subsidiaries	2,244.4	1,992.1
Deferred income taxes	28.3	22.3
Total assets	$2,279.3	$2,021.5

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts and notes payable	$11.1	$11.4
Derivative financial instruments	—	3.3
Accrued liabilities	2.4	1.7
Total current liabilities	13.5	16.4
Noncurrent liabilities	32.7	27.4
Commitments and contingencies (Note 1)
Common stockholders’ equity:
Common Stock, without par value (authorized - 300,000,000 shares; issued - 115,624,594 and 115,507,094 shares, respectively)	1,157.7	937.4
Retained earnings	1,166.1	1,085.8
Accumulated other comprehensive loss	(62.0)	(17.7)
Treasury stock, at cost	(28.7)	(27.8)
Total common stockholders’ equity	2,233.1	1,977.7
Total liabilities and common stockholders’ equity	$2,279.3	$2,021.5

Note 1 — Commitments and Contingencies:
In addition to the guarantees of Flaga’s and Antargaz’ debt as described in Note 5 to Consolidated Financial Statements, at September 30, 2012, UGI Corporation had agreed to indemnify the issuers of $42.7 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $425.0 of obligations to suppliers and customers of UGI Energy Services, Inc. and subsidiaries of which $347.6 of such obligations were outstanding as of September 30, 2012. UGI Corporation has guaranteed the floating to fixed rate interest rate swaps at Flaga which amount totaled $5.6 at September 30, 2012.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	27.8	31.0	31.8
Other income, net (1)	(28.1)	(24.8)	(31.7)
	(0.3)	6.2	0.1
Operating income (loss)	0.3	(6.2)	(0.1)
Intercompany interest income	0.2	0.1	—
Income (loss) before income taxes	0.5	(6.1)	(0.1)
Income tax expense (benefit)	0.3	(1.1)	0.7
Income (loss) before equity in income of unconsolidated subsidiaries	0.2	(5.0)	(0.8)
Equity in income of unconsolidated subsidiaries	199.2	237.9	261.8
Net income	$199.4	$232.9	$261.0
Earnings per common share:
Basic	$1.77	$2.09	$2.38
Diluted	$1.76	$2.06	$2.36
Average common shares outstanding (thousands):
Basic	112,581	111,674	109,588
Diluted	113,432	112,944	110,511

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

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2012	2011	2010
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$158.3	$201.6	$173.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investments in unconsolidated subsidiaries	(54.4)	(119.4)	(106.6)
Net cash used by investing activities	(54.4)	(119.4)	(106.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(119.1)	(113.8)	(98.6)
Issuance of Common Stock	16.7	31.0	31.8
Net cash used by financing activities	(102.4)	(82.8)	(66.8)
Cash and cash equivalents increase (decrease)	$1.5	$(0.6)	$(0.4)
Cash and cash equivalents:
End of year	$1.9	$0.4	$1.0
Beginning of year	0.4	1.0	1.4
Increase (decrease)	$1.5	$(0.6)	$(0.4)

(a)	Includes dividends received from unconsolidated subsidiaries of $156.0, $188.9 and $172.8, for the years ended September 30, 2012, 2011 and 2010, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2012
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$36.8	$26.5	$(27.2)	(1)	$36.1
Other reserves:
Property and casualty liability	$65.3	$31.5	$(34.0)	(3)	$95.3	(5)
			32.5	(4)
Environmental, litigation and other	$36.9	$1.2	$(5.0)	(3)	$37.6
			(0.4)	(2)
			4.9	(4)
Deferred tax assets valuation allowance	$81.9	$(3.1)	2.8		$81.6

Year Ended September 30, 2011
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$34.6	$20.0	$(17.8)	(1)	$36.8
Other reserves:
Property and casualty liability	$65.7	$22.5	$(26.5)	(3)	$65.3	(5)
			3.6	(2)
Environmental, litigation and other	$65.8	$(5.3)	$(25.4)	(3)	$36.9
			1.8	(2)
Deferred tax assets valuation allowance	$78.4	$3.5	—		$81.9

Year Ended September 30, 2010
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$38.3	$27.1	$(30.8)	(1)	$34.6
Other reserves:
Property and casualty liability	$72.3	$15.2	$(27.4)	(3)	$65.7	(5)
			5.6	(2)
Environmental, litigation and other	$66.3	$5.4	$(4.9)	(3)	$65.8
			(1.0)	(2)
Deferred tax assets valuation allowance	$87.8	$(9.4)	$—		$78.4

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Other adjustments.

(3)	Payments, net.

(4)	Acquisition.

(5)	At September 30, 2012, 2011 and 2010, the Company had insurance indemnification receivables associated with its property and casualty liabilities totaling $20.9, $11.3 and $7.2, respectively.

EXHIBIT INDEX

Exhibit No.	Description
10.20	Form of UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for Ms. Monica M. Gaudiosi for the 2010-12 Performance Period, dated as of April 23, 2012

10.21	Form of UGI Corporation 2004 Omnibus Equity Compensation Plan Performance Unit Grant Letter for Ms. Monica M. Gaudiosi for the 2011-13 Performance Period, dated as of April 23, 2012

10.37	Description of oral compensation arrangements for Messrs. Greenberg, Walsh, Hall, and Oliver and Ms. Gaudiosi

10.40	Summary of Director Compensation as of October 1, 2012

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase