Form 10-Q
period 2012-12-31
UGI CORP /PA/
filed 2013-02-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2013, there were 113,177,890 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2012	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$348.1	$319.9	$229.0
Restricted cash	6.9	3.0	22.3
Accounts receivable (less allowances for doubtful accounts of $39.9, $36.1 and $38.4, respectively)	999.2	632.6	842.9
Accrued utility revenues	59.0	16.9	53.8
Inventories	378.5	356.9	390.7
Deferred income taxes	57.6	56.8	66.5
Utility regulatory assets	3.6	6.5	8.1
Derivative financial instruments	9.3	13.2	13.4
Prepaid expenses and other current assets	57.5	98.7	41.3
Total current assets	1,919.7	1,504.5	1,668.0
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $2,359.1, $2,286.0 and $2,113.8, respectively)	4,270.8	4,233.1	3,273.8
Goodwill	2,835.0	2,818.3	1,624.7
Intangible assets, net	646.8	658.2	159.7
Other assets	495.2	495.6	427.7
Total assets	$10,167.5	$9,709.7	$7,153.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$164.4	$166.7	$46.8
Bank loans	333.2	165.1	421.9
Accounts payable	580.7	411.3	507.4
Derivative financial instruments	88.1	100.9	77.1
Other current liabilities	616.8	643.0	511.6
Total current liabilities	1,783.2	1,487.0	1,564.8
Long-term debt	3,358.4	3,347.6	2,115.7
Deferred income taxes	946.1	935.0	693.6
Deferred investment tax credits	4.5	4.6	4.9
Other noncurrent liabilities	629.8	616.7	575.2
Total liabilities	6,722.0	6,390.9	4,954.2
Commitments and contingencies (note 11)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized—300,000,000 shares; issued — 115,644,794, 115,624,594 and 115,507,094 shares, respectively)	1,170.0	1,157.7	939.1
Retained earnings	1,238.1	1,166.1	1,143.6
Accumulated other comprehensive loss	(43.7)	(62.0)	(61.8)
Treasury stock, at cost	(29.4)	(28.7)	(26.7)
Total UGI Corporation stockholders’ equity	2,335.0	2,233.1	1,994.2
Noncontrolling interests, principally in AmeriGas Partners	1,110.5	1,085.7	205.5
Total equity	3,445.5	3,318.8	2,199.7
Total liabilities and equity	$10,167.5	$9,709.7	$7,153.9
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2012	2011
Revenues	$2,023.2	$1,688.8
Costs and expenses:
Cost of sales (excluding depreciation shown below)	1,218.8	1,101.8
Operating and administrative expenses	426.9	342.4
Utility taxes other than income taxes	4.3	4.1
Depreciation	71.8	52.8
Amortization	15.3	7.5
Other income, net	(10.0)	(8.1)
	1,727.1	1,500.5
Operating income	296.1	188.3
Loss from equity investees	—	(0.1)
Interest expense	(60.3)	(36.0)
Income before income taxes	235.8	152.2
Income taxes	(65.1)	(42.1)
Net income	170.7	110.1
Less: net income attributable to noncontrolling interests, principally in AmeriGas Partners	(68.1)	(23.1)
Net income attributable to UGI Corporation	$102.6	$87.0
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$0.91	$0.78
Diluted	$0.90	$0.77
Average common shares outstanding (thousands):
Basic	113,136	112,240
Diluted	114,490	113,152
Dividends declared per common share	$0.27	$0.26
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2012	2011
Net income	$170.7	$110.1
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $4.3 and $23.1, respectively)	(9.3)	(41.3)
Reclassifications of net losses on derivative instruments (net of tax of $(6.6) and $(8.0), respectively)	21.8	12.5
Foreign currency adjustments (net of tax of $(4.0) and $6.5, respectively)	16.1	(22.2)
Benefit plans (net of tax of $(0.2) and $(0.1), respectively)	0.3	0.1
Other comprehensive income (loss)	28.9	(50.9)
Comprehensive income	199.6	59.2
Less: comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	(78.7)	(16.3)
Comprehensive income attributable to UGI Corporation	$120.9	$42.9
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170.7	$110.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.1	60.3
Deferred income taxes, net	1.6	(16.9)
Provision for uncollectible accounts	7.4	5.9
Net change in realized gains and losses deferred as cash flow hedges	1.9	(14.1)
Other, net	(3.8)	8.1
Net change in:
Accounts receivable and accrued utility revenues	(408.1)	(283.7)
Inventories	(19.3)	(25.3)
Utility deferred fuel costs, net of changes in unsettled derivatives	4.8	1.6
Accounts payable	164.8	63.7
Other current assets	31.2	23.3
Other current liabilities	(7.2)	44.6
Net cash provided (used) by operating activities	31.1	(22.4)
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(91.3)	(87.4)
Acquisitions of businesses, net of cash acquired	—	(152.8)
Increase in restricted cash	(3.9)	(5.1)
Other, net	1.8	1.9
Net cash used by investing activities	(93.4)	(243.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(30.6)	(29.2)
Distributions on AmeriGas Partners Common Units	(55.2)	(24.0)
Issuances of debt	—	25.6
Repayments of debt	(6.3)	(3.1)
Increase in bank loans	134.7	265.0
Receivables Facility net borrowings	33.0	18.9
Issuances of UGI Common Stock	10.6	3.1
Other	1.3	0.4
Net cash provided by financing activities	87.5	256.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3.0	(0.4)
Cash and cash equivalents increase (decrease)	$28.2	$(9.5)
Cash and cash equivalents:
End of period	$348.1	$229.0
Beginning of period	319.9	238.5
Increase (decrease)	$28.2	$(9.5)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2012	2011
Common stock, without par value
Balance, beginning of period	$1,157.7	$937.4
Common Stock issued in connection with employee and director plans, net of tax withheld	9.6	1.5
Dividend reinvestment plan	0.5	0.5
Excess tax benefits realized on equity-based compensation	1.3	0.2
Stock-based compensation expense	0.9	(0.5)
Balance, end of period	$1,170.0	$939.1
Retained earnings
Balance, beginning of period	$1,166.1	$1,085.8
Net income attributable to UGI Corporation	102.6	87.0
Cash dividends on Common Stock	(30.6)	(29.2)
Balance, end of period	$1,238.1	$1,143.6
Accumulated other comprehensive loss
Balance, beginning of period	$(62.0)	$(17.7)
Net losses on derivative instruments, net of tax	(7.4)	(33.5)
Reclassification of net losses on derivative instruments, net of tax	9.3	11.5
Benefit plans, net of tax	0.3	0.1
Foreign currency, net of tax	16.1	(22.2)
Balance, end of period	$(43.7)	$(61.8)
Treasury stock
Balance, beginning of period	$(28.7)	$(27.8)
Common Stock issued in connection with employee and director plans, net of tax withheld	7.2	0.8
Dividend reinvestment plan	0.2	0.3
Reacquired common stock - employee and director plans	(8.1)	—
Balance, end of period	$(29.4)	$(26.7)
Total UGI Corporation stockholders’ equity	$2,335.0	$1,994.2
Noncontrolling interests
Balance, beginning of period	$1,085.7	$213.4
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	68.1	23.1
Net losses on derivative instruments	(1.9)	(7.8)
Reclassification of net losses on derivative instruments	12.5	1.0
Dividends and distributions	(55.2)	(24.0)
Other	1.3	(0.2)
Balance, end of period	$1,110.5	$205.5
Total equity	$3,445.5	$2,199.7

See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

1.	Nature of Operations

UGI Corporation (“UGI”) is a holding company that, through subsidiaries and affiliates, distributes and markets energy products and related services. In the United States, we (1) are the general partner and own limited partner interests in a retail propane marketing and distribution business; (2) own and operate natural gas and electric distribution utilities; (3) own all or a portion of electricity generation facilities; and (4) own and operate an energy marketing, midstream infrastructure, storage, natural gas gathering and energy services business. Internationally, we market and distribute propane and other liquefied petroleum gases (“LPG”) in Europe and China. We refer to UGI and its consolidated subsidiaries collectively as the “Company” or “we.”
We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”), a publicly traded limited partnership, and its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and through AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). AmeriGas OLP and HOLP are collectively referred to herein as the “Operating Partnerships.” AmeriGas Partners, AmeriGas OLP and HOLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At December 31, 2012, the General Partner held a 1% general partner interest and 25.3% limited partner interest in AmeriGas Partners and an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners comprises 39,488,173 publicly held Common Units and 29,567,362 Common Units held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP's propane operations (“Heritage Propane”).
Our wholly owned subsidiary, UGI Enterprises, Inc. (“Enterprises”), through subsidiaries conducts (1) an LPG distribution business in France, Belgium, the Netherlands and Luxembourg (“Antargaz”); (2) an LPG distribution business in central, northern and eastern Europe (“Flaga”); (3) an LPG distribution business in the United Kingdom (“AvantiGas”); and (4) an LPG distribution business in the Nantong region of China. We refer to our foreign LPG operations collectively as “International Propane.”
Enterprises, through UGI Energy Services, Inc. (“Energy Services”) and its subsidiaries, conducts an energy marketing, midstream infrastructure, storage, natural gas gathering and energy services business primarily in the Mid-Atlantic region of the United States. In addition, Energy Services’ wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electricity generation facilities located in Pennsylvania. These businesses are referred to herein collectively as “Midstream & Marketing.” Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region through a first-tier subsidiary.
Our natural gas and electric distribution utility businesses are conducted through our wholly owned subsidiary, UGI Utilities, Inc. (“UGI Utilities”), and its subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). UGI Utilities, PNG and CPG own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” UGI Gas, PNG and CPG are collectively referred to as “Gas Utility.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission, and Electric Utility is subject to regulation by the PUC. Gas Utility and Electric Utility are collectively referred to as “Utilities.”

2.	Significant Accounting Policies

Our condensed consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which, except for the Partnership, are majority owned. We report the public’s and ETP’s limited partner interests in the Partnership, and outside ownership interests in other consolidated but less than 100%-owned subsidiaries, as noncontrolling interests.We eliminate all significant intercompany accounts and transactions when we consolidate. Entities in which we do not have control but have significant influence over operating and financial policies are accounted for by the equity method.
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2012, condensed consolidated balance sheet data was derived from audited

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2012 (“Company’s 2012 Annual Financial Statements and Notes”). Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.
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

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2012	2011
Denominator (thousands of shares):
Average common shares outstanding for basic computation	113,136	112,240
Incremental shares issuable for stock options and awards	1,354	912
Average common shares outstanding for diluted computation	114,490	113,152
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
Income Taxes. During the three months ended December 31, 2011, the Company changed the U.S. tax status of a foreign entity. As a result of the change in tax status, we concluded that it was more likely than not that a portion of our foreign tax credits would be utilized and, accordingly, adjusted our foreign tax credit valuation allowance which reduced income tax expense by $5.5 for the three months ended December 31, 2011.
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
New Accounting Standard Not Yet Adopted
Disclosures about Offsetting Assets and Liabilities. In December 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding disclosures about offsetting assets and liabilities. The new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with other GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013 (Fiscal 2014), and interim periods within those annual periods. We are currently evaluating the impact of the new guidance on our future disclosures.

4.	Partnership Acquisition of Heritage Propane

On January 12, 2012, AmeriGas Partners completed the acquisition of Heritage Propane from ETP for total consideration of $2,604.8 comprising $1,472.2 in cash and 29,567,362 AmeriGas Partners Common Units with a fair value of approximately

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

$1,132.6 (the “Heritage Acquisition”). The Heritage Acquisition was consummated pursuant to a Contribution and Redemption Agreement, dated October 15, 2011, as amended (the “Contribution Agreement”), by and among AmeriGas Partners, ETP, Energy Transfer Partners GP, L.P., the general partner of ETP, and Heritage ETC, L.P. For additional information on the Heritage Acquisition, see Note 4 to the Company’s 2012 Annual Financial Statements and Notes.
The following presents unaudited pro forma income statement and earnings per share data as if the Heritage Acquisition had occurred on October 1, 2011:

	Three Months Ended December 31,
	2012 (As Reported)	2011 (Pro Forma)
Revenues	$2,023.2	$2,111.2
Net income attributable to UGI Corporation	$102.6	$85.4
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$0.91	$0.76
Diluted	$0.90	$0.75
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

5.	Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	December 31, 2012	September 30, 2012	December 31, 2011
Goodwill (not subject to amortization)	$2,835.0	$2,818.3	$1,624.7
Intangible assets:
Customer relationships, noncompete agreements and other	$694.8	$691.9	$248.8
Trademarks and tradenames (not subject to amortization)	138.4	137.2	46.4
Gross carrying amount	833.2	829.1	295.2
Accumulated amortization	(186.4)	(170.9)	(135.5)
Intangible assets, net	$646.8	$658.2	$159.7
The changes in goodwill and intangible assets during the three months ended December 31, 2012, principally reflect the effects of currency translation. Amortization expense of intangible assets was $13.3 and $5.8 for the three months ended December 31, 2012 and 2011, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. As of December 31, 2012, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2013 and for the next four fiscal years is as follows: remainder of Fiscal 2013 — $39.1; Fiscal 2014 — $50.5; Fiscal 2015 — $47.4; Fiscal 2016 — $41.3; Fiscal 2017 — $35.0.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

6.	Segment Information

We have organized our business units into six reportable segments generally based upon products sold, geographic location and regulatory environment. Our reportable segments comprise: (1) AmeriGas Propane; (2) an international LPG segment comprising Antargaz; (3) an international LPG segment principally comprising Flaga and AvantiGas; (4) Gas Utility; (5) Energy Services; and (6) Electric Generation. We refer to both international segments together as “International Propane” and Energy Services and Electric Generation together as “Midstream & Marketing.” For Fiscal 2012, the Company began reporting its Electric Generation operating segment as a separate reportable segment and our former Electric Utility reportable segment was combined with Corporate & Other. Previously, the Electric Generation operating segment was included in the Energy Services’ reportable segment. Segment information for the three months ended December 31, 2011 presented below has been adjusted to conform to the current year presentation.
The accounting policies of our reportable segments are the same as those described in Note 2, “Significant Accounting Policies” in the Company’s 2012 Annual Financial Statements and Notes. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization (“Partnership EBITDA”). Although we use Partnership EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Our definition of Partnership EBITDA may be different from that used by other companies. We evaluate the performance of our other reportable segments principally based upon their income before income taxes.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Three Months Ended December 31, 2012:

						Midstream & Marketing		International Propane
	Total	Elims.		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
Revenues	$2,023.2	$(58.5)	(c)	$876.6	$248.3	$227.8	$14.9	$419.3	$245.6	$49.2
Cost of sales	$1,218.8	$(57.3)	(c)	$452.1	$123.6	$187.9	$9.6	$279.9	$194.9	$28.1
Segment profit:
Operating income	$296.1	$—		$139.9	$69.8	$27.3	$0.2	$47.5	$10.3	$1.1
Interest expense	(60.3)	—		(41.2)	(9.6)	(1.0)	—	(6.5)	(1.3)	(0.7)
Income before income taxes	$235.8	$—		$98.7	$60.2	$26.3	$0.2	$41.0	$9.0	$0.4
Partnership EBITDA (a)				$187.8
Noncontrolling interests’ net income	$68.1	$—		$68.0	$—	$—	$—	$0.1	$—	$—
Depreciation and amortization	$87.1	$—		$49.4	$12.6	$1.6	$2.5	$14.1	$5.5	$1.4
Capital expenditures	$91.3	$—		$26.5	$28.5	$13.5	$6.8	$12.2	$2.2	$1.6
Total assets (at period end)	$10,167.5	$(101.5)		$4,695.6	$2,164.4	$396.7	$261.2	$1,828.2	$564.1	$358.8
Bank loans (at period end)	$333.2	$—		$177.2	$73.1	$69.0	$—	$—	$13.9	$—
Goodwill (at period end)	$2,835.0	$—		$1,919.2	$182.1	$2.8	$—	$628.0	$95.9	$7.0

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Three Months Ended December 31, 2011:

						Midstream & Marketing		International Propane
	Total	Elims.		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
Revenues	$1,688.8	$(56.0)	(c)	$683.8	$255.0	$234.1	$7.4	$301.6	$216.7	$46.2
Cost of sales	$1,101.8	$(55.0)	(c)	$443.8	$141.7	$196.7	$4.8	$175.7	$168.1	$26.0
Segment profit:
Operating income (loss)	$188.3	$—		$60.1	$61.2	$27.4	$(3.5)	$37.3	$4.4	$1.4
Loss from equity investees	(0.1)	—		—	—	—	—	(0.1)	—	—
Interest expense	(36.0)	—		(16.5)	(10.1)	(1.1)	—	(6.5)	(1.0)	(0.8)
Income (loss) before income taxes	$152.2	$—		$43.6	$51.1	$26.3	$(3.5)	$30.7	$3.4	$0.6
Partnership EBITDA (a)				$83.7
Noncontrolling interests’ net income	$23.1	$—		$23.0	$—	$—	$—	$0.1	$—	$—
Depreciation and amortization	$60.3	$—		$24.2	$12.1	$0.7	$2.1	$14.1	$5.5	$1.6
Capital expenditures	$88.7	$—		$21.6	$21.8	$18.6	$9.5	$11.1	$4.8	$1.3
Total assets (at period end)	$7,153.9	$(85.4)		$1,975.7	$2,088.7	$406.7	$251.6	$1,693.7	$528.9	$294.0
Bank loans (at period end)	$421.9	$—		$226.0	$57.7	$118.2	$—	$—	$20.0	$—
Goodwill (at period end)	$1,624.7	$—		$696.6	$182.1	$2.8	$—	$641.9	$94.3	$7.0

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three Months Ended December 31,	2012	2011
Partnership EBITDA	$187.8	$83.7
Depreciation and amortization	(49.4)	(24.2)
Noncontrolling interests (i)	1.5	0.6
Operating income	$139.9	$60.1

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise Electric Utility, UGI Enterprises’ heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses (”HVAC/R”), net expenses of UGI’s captive general liability insurance company and UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, the assets of Electric Utility and HVAC/R, and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

(c)	Principally represents the elimination of intersegment transactions among Midstream & Marketing, Gas Utility and AmeriGas Propane.

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
During the three months ended December 31, 2012 and 2011, Energy Services transferred trade receivables to ESFC totaling $224.3 and $251.2, respectively. During the three months ended December 31, 2012 and 2011, ESFC sold an aggregate $79.5 and $94.0, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2012, the balance of ESFC receivables was $69.3 and there was $33.0 sold to the commercial paper conduit. At December 31, 2011, the outstanding balance of ESFC receivables was $78.4 and there was $33.2 sold to the commercial paper conduit.

8.	Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 to the Company’s 2012 Annual Financial Statements and Notes. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31, 2012	September 30, 2012	December 31, 2011
Regulatory assets:
Income taxes recoverable	$103.7	$103.2	$98.7
Underfunded pension and postretirement plans	184.8	188.2	148.7
Environmental costs	17.1	16.8	19.4
Deferred fuel and power costs	7.8	11.6	14.8
Removal costs, net	11.5	12.7	11.9
Other	5.7	5.9	8.0
Total regulatory assets	$330.6	$338.4	$301.5
Regulatory liabilities:
Postretirement benefits	$13.5	$13.1	$11.8
Environmental overcollections	3.1	2.9	4.7
Deferred fuel and power refunds	1.9	4.4	5.0
State tax benefits—distribution system repairs	7.7	7.4	6.5
Other	0.6	0.5	0.4
Total regulatory liabilities	$26.8	$28.3	$28.4
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Unrealized gains (losses) on such contracts at December 31, 2012, September 30, 2012 and December 31, 2011 were $(0.4), $5.3 and $(2.6), respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts do not currently qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the balance sheet with an associated adjustment to regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities. At December 31, 2012, September 30, 2012, and December 31, 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $8.2, $9.2 and $13.5, respectively, which amounts are reflected in current derivative financial instrument liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs in the table above.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power—costs or refunds. Unrealized gains or losses on FTRs at December 31, 2012, September 30, 2012, and December 31, 2011, were not material.

Allentown, Pennsylvania Natural Gas Incident. On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff's formal complaint, issued on June 11, 2012 (“PUC Staff Complaint”), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Commissioners adopted a Joint Motion on January 24, 2013 (the “Joint Motion”) to adopt the Joint Settlement, with certain modifications. In addition to the commitments made by UGI Utilities in the Joint Settlement, the Joint Motion would require UGI Utilities to (i) pay a civil penalty amount that increases the amount provided in the Joint Settlement from $0.4 to $0.5; (ii) conduct a pilot new technology leak detection program in Allentown; and (iii) accept new reporting requirements governing its agreed upon 14-year cast iron and 30-year bare steel pipeline replacement program and distribution integrity management program, but would not require UGI Utilities to concede to having violated any regulation or operating procedure. We anticipate that the PUC Staff will issue in the near future a tentative order that incorporates the terms and conditions of the Joint Settlement, as modified. The provisions of the tentative order will become final and effective unless any party to the Joint Settlement objects to any of the terms and conditions included in the tentative order within five business days from the date of the issuance. The Company does not believe that the cost of complying with the requirements of the Joint Motion will have a material impact on UGI Utilities' consolidated financial position, results of operations or cash flows.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
Service cost	$2.8	$2.1	$0.2	$0.1
Interest cost	5.9	6.1	0.2	0.2
Expected return on assets	(6.9)	(6.4)	(0.1)	(0.1)
Amortization of:
Prior service cost (benefit)	—	0.1	(0.1)	(0.1)
Actuarial loss	3.8	2.1	0.1	0.1
Net benefit cost	5.6	4.0	0.3	0.2
Change in associated regulatory liabilities	—	—	0.8	0.8
Net expense	$5.6	$4.0	$1.1	$1.0
Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution set forth in applicable employee benefit laws. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $10.0 to the Pension Plan during the remainder of Fiscal 2013. During the three months ended December 31, 2012 and 2011, the Company made contributions to the Pension Plan of $5.7 and $4.1, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas’ and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Amounts contributed to the VEBA by UGI Utilities were not material during the three months ended December 31, 2012 and 2011, nor are they expected to be material for all of Fiscal 2013.
We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement plans. We recorded pre-tax expense associated with these plans of $0.8 and $0.7 for the three months ended December 31, 2012 and 2011, respectively.

10.	Debt

On December 18, 2012, Energy Services amended and restated its unsecured credit agreement with a group of banks (“Energy Services Credit Agreement”) to, among other things, increase its borrowing capacity and extend its expiration. The Energy Services Credit Agreement provides for borrowings up to $240 (including a $50 sublimit for letters of credit) and expires in June 2016. The Energy Services Credit Agreement also provides an option to increase the borrowing capacity by up to an additional $30, to a total of $270, upon approval from one or more of the banks.

Under the Energy Services Credit Agreement, Energy Services may not pay a dividend unless, after giving effect to such dividend payment, the ratio of Consolidated Total Indebtedness to EBITDA, each as defined in the Energy Services Credit Agreement, does not exceed 2.25 to 1.00. In addition, the Energy Services Credit Agreement requires Energy Services to not exceed a ratio of Consolidated Total Indebtedness, as defined, to Consolidated EBITDA, as defined; a minimum ratio of Consolidated EBITDA to Consolidated Interest Expense, as defined; a maximum ratio of Consolidated Total Indebtedness to Consolidated Total Capitalization, as defined, at any time when Consolidated Total Indebtedness is greater than or equal to $250; and a minimum Consolidated Net Worth, as defined, of $200.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

11.	Commitments and Contingencies

Environmental Matters
UGI Utilities
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA terminates at the end of 2013. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At December 31, 2012 and 2011, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $15.0 and $17.8, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At December 31, 2012, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.
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
Claremont, New Hampshire and Chestertown, Maryland. In connection with the Heritage Acquisition on January 12, 2012, a predecessor of Titan Propane LLC (“Titan LLC”), a former subsidiary acquired in the Heritage Acquisition, is purportedly the beneficial holder of title with respect to two former MGPs discussed below. The Contribution Agreement provides for indemnification from ETP for certain expenses associated with remediation of these sites. By letter dated September 30, 2010, the EPA notified Titan LLC that it may be a potentially responsible party (“PRP”) for cleanup costs associated with contamination at a former MGP in Claremont, New Hampshire. In June 2010, the Maryland Attorney General (“MAG”) identified Titan LLC as a PRP in connection with contamination at a former MGP in Chestertown, Maryland and requested that Titan LLC participate in characterization and remediation activities. Titan LLC has supplied the EPA and MAG with corporate and bankruptcy information for its predecessors to support its claim that it is not liable for any remediation costs at the sites. Because of the preliminary nature of available environmental information, the ultimate amount of expected clean up costs cannot be reasonably estimated.

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

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of December 31, 2012, September 30, 2012 and December 31, 2011:

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
December 31, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$0.7	$6.5	$—	$7.2
Interest rate contracts	$—	$4.2	$—	$4.2
Liabilities:
Derivative financial instruments:
Commodity contracts	$(9.3)	$(37.6)	$—	$(46.9)
Foreign currency contracts	$—	$(2.4)	$—	$(2.4)
Interest rate contracts	$—	$(71.8)	$—	$(71.8)
September 30, 2012:
Assets:
Derivative financial instruments:
Commodity contracts	$8.6	$4.5	$—	$13.1
Foreign currency contracts	$—	$1.8	$—	$1.8
Liabilities:
Derivative financial instruments:
Commodity contracts	$(7.8)	$(53.2)	$—	$(61.0)
Interest rate contracts	$—	$(71.9)	$—	$(71.9)
December 31, 2011:
Assets:
Derivative financial instruments:
Commodity contracts	$7.4	$2.0	$—	$9.4
Foreign currency contracts	$—	$7.0	$—	$7.0
Liabilities:
Derivative financial instruments:
Commodity contracts	$(43.9)	$(34.6)	$—	$(78.5)
Interest rate contracts	$—	$(52.4)	$—	$(52.4)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2012, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,522.8 and $3,840.3, respectively. At December 31, 2011, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $2,162.5 and $2,264.9, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).
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
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2012 and 2011, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 13.0 million dekatherms and 9.1 million dekatherms, respectively. At December 31, 2012, the maximum period over which Gas Utility is hedging natural gas market price risk is 9 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 8).
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts currently do not qualify for the normal purchases

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the balance sheet. At December 31, 2012 and 2011, the fair values of Electric Utility’s forward purchase power agreements comprising losses of $8.2 and $13.5, respectively, are reflected in current derivative financial instrument liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with GAAP related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets. At December 31, 2012 and 2011, the volumes of Electric Utility’s forward electricity purchase contracts was 482.3 million kilowatt hours and 816.0 million kilowatt hours, respectively. At December 31, 2012, the maximum period over which these contracts extend is 17 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 8). At December 31, 2012 and 2011, the volumes associated with Electric Utility FTRs totaled 118.2 million kilowatt hours and 130.0 million kilowatt hours, respectively. Midstream & Marketing’s FTRs are recorded at fair value with changes in fair value reflected in cost of sales. At December 31, 2012 and 2011, the volumes associated with Midstream & Marketing’s FTRs totaled 677.5 million kilowatt hours and 882.1 million kilowatt hours, respectively.
In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas and electricity futures contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. In addition, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later sale of natural gas or propane. Because the contracts associated with the anticipated sale of stored natural gas or propane do not qualify for hedge accounting treatment, any gains or losses on the derivative contracts are recognized in earnings prior to gains or losses from the sale of the stored gas. At December 31, 2012, the volumes associated with Midstream & Marketing’s natural gas and propane storage NYMEX contracts totaled 2.4 million dekatherms and 2.0 million gallons, respectively. At December 31, 2011, the volumes associated with Midstream & Marketing’s natural gas and propane storage NYMEX contracts totaled 3.9 million dekatherms and 3.5 million gallons, respectively.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.

At December 31, 2012 and 2011, we had the following outstanding derivative commodity instruments volumes that qualify for hedge accounting treatment:

	Volumes
	December 31,
Commodity	2012	2011
LPG (millions of gallons)	212.1	125.4
Natural gas (millions of dekatherms)	21.1	28.0
Electricity forward purchase contracts (millions of kilowatt-hours)	1,180.8	1,538.3
Electricity forward sales contracts (millions of kilowatt-hours)	195.3	175.4
At December 31, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with LPG commodity price risk is 23 months with a weighted average of 5 months; the maximum period over which we are hedging our exposure to the variability in cash flows associated with natural gas commodity price risk (excluding Gas Utility) is 41 months with a weighted average of 12 months; and the maximum period over which we are hedging our exposure to the variability in cash flows associated with electricity price risk (excluding Electric Utility) is 33 months for electricity forward purchase contracts, with a weighted average of 9 months, and 12 months for electricity forward sales contracts, with a weighted average of 5 months. At December 31, 2012, the maximum period over which we are economically hedging electricity congestion with FTRs (excluding Electric Utility) is 5 months.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

We account for commodity price risk contracts (other than those contracts that are not eligible for hedge accounting and Gas Utility and Electric Utility contracts that are subject to regulatory treatment) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in accumulated other comprehensive income (“AOCI”) and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Condensed Consolidated Statements of Income. At December 31, 2012, the amount of net losses associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $42.4.
Interest Rate Risk
Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its variable-rate term loan, and Flaga has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its term loans, in each case through the respective scheduled maturity dates. As of December 31, 2012 and 2011, the total notional amount of existing variable-rate debt subject to interest rate swap agreements was €441.2 and €442.6, respectively.
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At December 31, 2012 and 2011, the total notional amount of unsettled IRPAs was $173. Our current unsettled IRPA contracts hedge forecasted interest payments associated with the issuance of UGI Utilities’ long-term debt forecasted to occur in September 2013.
We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At December 31, 2012, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $1.0.
Foreign Currency Exchange Rate Risk
In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 30% of estimated dollar-denominated purchases of LPG forecasted to occur during the heating-season months of October through March. At December 31, 2012 and 2011, we were hedging a total of $120.0 and $106.0 of U.S. dollar-denominated LPG purchases, respectively. At December 31, 2012, the maximum period over which we are hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 27 months with a weighted average of 12 months. We also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At December 31, 2012, we had no euro-denominated net investment hedges. At December 31, 2011, we were hedging a total of €14.5 of our euro-denominated net investments. From time to time, the Company may enter into foreign currency exchange transactions to economically hedge the local-currency purchase price of anticipated foreign business acquisitions. These transactions do not qualify for hedge accounting treatment and any changes in fair value are recorded in other income, net.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At December 31, 2012, the amount of net gains associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.1. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.

Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the form of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and options contracts generally require cash deposits in margin accounts. At December 31, 2012 and 2011, restricted cash in brokerage accounts totaled $6.9 and $22.3, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at December 31, 2012. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2012, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of December 31, 2012 and 2011:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value December 31,		Balance Sheet	Fair Value December 31,
	Location	2012	2011	Location	2012	2011
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$4.9	$1.7	Derivative financial instruments and Other noncurrent liabilities	$(37.9)	$(62.4)
Foreign currency contracts	Derivative financial instruments and Other assets	—	7.0	Derivative financial instruments and Other noncurrent liabilities	(2.4)	—
Interest rate contracts	Derivative financial instruments	4.2	—	Derivative financial instruments and Other noncurrent liabilities	(71.8)	(52.4)
Total Derivatives Designated as Hedging Instruments		$9.1	$8.7		$(112.1)	$(114.8)
Derivatives Subject to Utility Rate Regulation:
Commodity contracts	Derivative financial instruments	$0.4	$—	Derivative financial instruments and Other noncurrent liabilities	$(9.0)	$(16.1)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments	$1.9	$7.7	Derivative financial instruments	$—	$—
Total Derivatives		$11.4	$16.4		$(121.1)	$(130.9)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following table provides information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interests for the three months ended December 31, 2012 and 2011:

	Gain (Loss) Recognized in AOCI and Noncontrolling Interests		Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling
	2012	2011	2012	2011	Interests into Income
Cash Flow Hedges:
Commodity contracts	$(10.8)	$(57.2)	$(25.3)	$(19.5)	Cost of sales
Foreign currency contracts	(3.7)	1.9	0.5	0.9	Cost of sales
Interest rate contracts	1.0	(9.6)	(3.5)	(1.9)	Interest expense / other income, net
Total	$(13.5)	$(64.9)	$(28.3)	$(20.5)
Net Investment Hedges:
Foreign currency contracts	$—	$0.5

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2012	2011
Commodity contracts	$1.6	$3.1	Cost of sales
Commodity contracts	—	(0.1)	Operating expenses / other income, net
Foreign currency contracts	—	0.5	Other income, net
Total	$1.6	$3.5

The amounts of derivative gains or losses representing ineffectiveness were not material for the three months ended December 31, 2012 and 2011.
We are also a party to a number of other contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders and contracts that provide for the purchase and delivery, or sale, of natural gas, LPG and electricity and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchases and normal sales exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

14.	Inventories

Inventories comprise the following:

	December 31, 2012	September 30, 2012	December 31, 2011
Non-utility LPG and natural gas	$265.9	$240.7	$249.1
Gas Utility natural gas	51.8	57.7	87.7
Materials, supplies and other	60.8	58.5	53.9
Total inventories	$378.5	$356.9	$390.7
At December 31, 2012, UGI Utilities is a party to three storage contract administrative agreements (“SCAAs”), one of which expires in October 2013 and two of which expire in October 2015. Pursuant to these and predecessor SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
As of December 31, 2012, all of UGI Utilities’ SCAAs are with Energy Services. The carrying values of natural gas storage inventories released under SCAAs with non-affiliates at September 30, 2012, and December 31, 2011, comprising 3.8 billion cubic feet (“bcf”) and 3.3 bcf of natural gas were $11.4 and $15.7, respectively.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG and the impact of regulatory enforcement activity related thereto, ranging from financial penalties, required reporting or operational measures up to suspension of applicable certificates of public convenience; (13) political, regulatory and economic conditions in the United States and in foreign countries, including foreign currency exchange rate fluctuations, particularly the euro; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) reduced distributions from subsidiaries; (17) the timing of development of Marcellus Shale gas production; (18) the timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; and (19) our ability to successfully integrate acquired businesses and achieve anticipated synergies.
These factors, and those factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

UGI CORPORATION AND SUBSIDIARIES

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended December 31, 2012 (“2012 three-month period”) with the three months ended December 31, 2011 (“2011 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 6 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating season months of October through March. As a result, our earnings are generally higher in our first and second fiscal quarters.
We recorded net income attributable to UGI Corporation of $102.6 million for the 2012 three-month period compared to net income attributable to UGI Corporation of $87.0 million for the prior-year three-month period which included $5.5 million related to the realization of previously unrecognized foreign tax credits. Operating results were higher at each of our businesses in the 2012 three-month period. Notwithstanding average temperatures that were approximately 9% warmer than normal and only slightly colder than the prior-year period, net income attributable to UGI from AmeriGas Propane increased $6.1 million principally reflecting the effects of the January 2012 Heritage Acquisition. Although temperatures in our Gas Utility and International Propane businesses were also warmer than normal, temperatures were substantially colder than the prior-year period resulting in greater volumes and higher total margin from these businesses. In addition to the effects of the colder weather, Gas Utility results continue to reflect the benefits of year-over-year customer growth principally the result of customer conversions from oil prompted by sustained lower natural gas prices and high oil prices. Our Midstream & Marketing business results benefited in the 2012 three-month period from greater income from its Electric Generation business. The improved results principally reflect the benefits from full operation of our Hunlock electricity generating station in the 2012 three-month period and greater 2012 three-month period operating income from our ownership interest in the Conemaugh electricity generating station.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The differences in exchange rates during the periods did not have a material impact on International Propane net income.

2012 three-month period compared to the 2011 three-month period

Net income (loss) attributable to UGI Corporation by Business Unit:
	Three Months Ended December 31,		Variance - Favorable (Unfavorable)
(Millions of dollars)	2012	2011	Amount	%
AmeriGas Propane	$18.2	$12.1	$6.1	50.4%
International Propane (a)	35.5	31.0	4.5	14.5%
Gas Utility	35.5	31.1	4.4	14.1%
Midstream & Marketing	15.8	13.9	1.9	13.7%
Corporate & Other	(2.4)	(1.1)	(1.3)	N.M.
Net income attributable to UGI Corporation	$102.6	$87.0	$15.6	17.9%
N.M. — Variance is not meaningful.
(a) 2011 net income includes adjustment to foreign tax credit valuation allowance which increased net income by $5.5 million.

UGI CORPORATION AND SUBSIDIARIES

AmeriGas Propane:

For the three months ended December 31,	2012	2011	Increase
(Millions of dollars)
Revenues	$876.6	$683.8	$192.8	28.2%
Total margin (a)	$424.5	$240.0	$184.5	76.9%
Partnership EBITDA (b)	$187.8	$83.7	$104.1	124.4%
Operating income (b)	$139.9	$60.1	$79.8	132.8%
Retail gallons sold (millions)	350.7	220.9	129.8	58.8%
Degree days—% (warmer) than normal (c)	(9.0)%	(11.9)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the three months ended December 31, 2012 and 2011, includes acquisition and transition expenses of $5.5 million and $3.7 million, respectively, associated with Heritage Propane.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

Results for the 2012 three-month period reflect the operations of Heritage Propane acquired in January 2012. Based upon heating degree-day data, temperatures in the Partnership’s service territories during the 2012 three-month period averaged approximately 9.0% warmer than normal but 3.4% colder than the 2011 three-month period. AmeriGas Propane retail gallons sold were 129.8 million gallons greater than in the prior-year period principally reflecting the impact of the Heritage Propane operations.
Retail propane revenues increased $186.7 million during the 2012 three-month period reflecting the higher retail volumes sold ($342.5 million) partially offset by a decline in average retail selling prices ($155.8 million), the result of lower propane product costs. Wholesale propane revenues declined $27.0 million principally reflecting lower wholesale volumes sold ($13.4 million) and lower average wholesale propane selling prices ($13.6 million). Average daily wholesale propane commodity prices during the 2012 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 38% lower than such prices during the prior-year three-month period. Total revenues from fee income and other ancillary sales and services in the 2012 three-month period were $33.1 million higher than in the 2011 three-month period principally reflecting such revenues from Heritage Propane. Total cost of sales increased $8.3 million principally reflecting the effects of the greater retail volumes sold ($221.2 million) and greater cost of sales associated with ancillary sales and services ($8.7 million) partially offset by the effects of lower average propane product costs on retail propane cost of sales ($194.6 million) and lower wholesale cost of sales ($27.1 million).

Total margin increased $184.5 million in the 2012 three-month period principally reflecting higher total propane margin ($160.2 million) and greater total margin from ancillary sales and services ($24.3 million). These increases principally reflect the incremental effects of Heritage Propane and, with respect to total propane margin, higher 2012 three-month period average unit margins reflecting the lower propane product costs.

Partnership EBITDA in the 2012 three-month period increased $104.1 million principally reflecting the higher total margin ($184.5 million) partially offset by higher operating and administrative expenses ($83.6 million) primarily attributable to incremental expenses associated with Heritage Propane operations. Operating and administrative expenses in the 2012 three-month period include $5.5 million of transition expenses associated with Heritage Propane while operating and administrative expenses in the prior-year period include Heritage Propane acquisition-related expenses of $3.7 million. Operating income increased $79.8 million in the 2012 three-month period principally reflecting the higher Partnership EBITDA ($104.1 million) partially offset by greater depreciation and amortization expense ($25.2 million) principally associated with Heritage Propane.

UGI CORPORATION AND SUBSIDIARIES

International Propane:

For the three months ended December 31,	2012	2011	Increase
(Millions of dollars)
Revenues	$664.9	$518.3	$146.6	28.3%
Total margin (a)	$190.1	$174.5	$15.6	8.9%
Operating income	$57.8	$41.7	$16.1	38.6%
Income before income taxes	$50.0	$34.1	$15.9	46.6%
Retail gallons sold (b)	172.8	164.1	8.7	5.3%
Antargaz degree days—% (warmer) than normal (c)	(7.7)%	(19.7)%	—	—
Flaga degree days—% (warmer) than normal (c)	(3.2)%	(4.9)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Excludes retail gallons from operations in China.

(c)	Deviation from average heating degree days for the 30-year period 1981-2010 at locations in our Antargaz service territory and the 30-year period 1971-2000 at locations in our Flaga service territory.

Based upon heating degree day data, temperatures in our French operations during the 2012 three-month period were approximately 7.7% warmer than normal but significantly colder than the weather experienced in the prior-year period. Temperatures in our Flaga operations were approximately 3.2% warmer than normal and slightly colder than the prior year. During the 2012 three-month period, the average wholesale commodity price for propane in northwest Europe was approximately 30% higher than in the prior-year period while the average wholesale commodity price for butane was approximately 20% higher than the prior-year period. Retail LPG gallons sold were higher than the prior-year period principally reflecting the effects of the significantly colder weather and greater crop drying volumes at Antargaz.
Our International Propane base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our International Propane results is the euro. During the 2012 and 2011 three-month periods, the average un-weighted translation rate was approximately $1.30 and $1.35 per euro, respectively. The difference in rates did not have a material impact on net income attributable to UGI.
International Propane revenues increased $146.6 million principally reflecting the effects of greater average LPG prices and to a much lesser extent the greater volumes sold. Cost of sales increased to $474.8 million in the 2012 three-month period from $343.8 million in the prior-year period principally reflecting higher average LPG commodity costs and, to a much lesser extent, the effects of the greater volumes sold.
Total International Propane margin increased $15.6 million during the 2012 three-month period principally reflecting the greater retail volumes sold at Antargaz and the effects of slightly higher retail unit margins at Flaga.
International Propane operating income and income before income taxes were $16.1 million and $15.9 million, respectively, higher than the prior-year period principally reflecting the higher total margin ($15.6 million). Total International Propane operating and administrative expenses were comparable with the prior year. Operating and administrative costs in the 2012 three-month period include higher delivery costs associated with the increased volumes at Antargaz while the prior-year period includes acquisition and transition costs of approximately $3.6 million associated with the businesses acquired from Shell in October 2011.

UGI CORPORATION AND SUBSIDIARIES

Gas Utility:

For the three months ended December 31,	2012	2011	Increase (Decrease)
(Millions of dollars)
Revenues	$248.3	$255.0	$(6.7)	(2.6)%
Total margin (a)	$124.7	$113.3	$11.4	10.1%
Operating income	$69.8	$61.2	$8.6	14.1%
Income before income taxes	$60.2	$51.1	$9.1	17.8%
System throughput—billions of cubic feet (“bcf”) —
Core market	21.8	19.4	2.4	12.4%
Total	54.0	49.0	5.0	10.2%
Degree days—% (warmer) than normal (b)	(3.6)%	(12.2)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.
Temperatures in the Gas Utility service territory in the 2012 three-month period based upon heating degree days were 3.6% warmer than normal but 9.6% colder than the prior-year period. Total distribution system throughput increased principally reflecting greater throughput to core market customers and greater volumes associated with lower margin firm and interruptible delivery service customers. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Gas Utility system throughput to core-market customers was above last year principally reflecting the effects of the colder weather and, to a much lesser extent, customer growth over the last several years, principally conversions from oil, prompted by sustained lower natural gas prices and high oil prices.

Notwithstanding the increase in system throughput, Gas Utility revenues decreased $6.7 million during the 2012 three-month period principally reflecting lower revenues from off-system sales ($6.3 million) and a decline in revenues from retail core-market customers ($6.0 million). These decreases were partially offset by higher revenues from firm and interruptible delivery service customers from higher volumes. The decrease in retail core-market revenues principally reflects the effects on gas cost recovery revenues of lower average purchased gas cost (“PGC”) rates resulting from lower natural gas prices ($22.2 million) partially offset by the effects on retail core-market revenues of greater retail core-market volumes. Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $123.6 million in the 2012 three-month period compared with $141.7 million in the prior-year period principally reflecting lower average PGC rates ($22.2 million) and the lower off-system sales ($6.3 million) partially offset by the effects on cost of sales of the greater retail core-market volumes.
Gas Utility total margin increased $11.4 million in the 2012 three-month period principally reflecting higher core market margin ($8.6 million) and higher firm delivery service total margin. The higher core market total margin reflects the effects of the greater core market volumes.

The increase in Gas Utility operating income during the 2012 three-month period principally reflects the increase in total margin ($11.4 million) partially offset by higher operating and administrative expenses including, among other things, higher distribution system maintenance expenses and greater pension expense.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing:

For the three months ended December 31,	2012	2011	Increase
(Millions of dollars)
Revenues	$241.9	$238.8	$3.1	1.3%
Total margin (a)	$45.2	$40.0	$5.2	13.0%
Operating income	$27.5	$23.9	$3.6	15.1%
Income before income taxes	$26.5	$22.8	$3.7	16.2%

(a)	Total margin represents total revenues less total cost of sales.

Midstream & Marketing total revenues increased $3.1 million in the 2012 three-month period principally reflecting, among other things, higher revenues from our Electric Generation business ($7.5 million), higher retail power revenues ($4.1 million) and higher revenues from gas gathering activities ($1.2 million) partially offset by lower revenues from natural gas marketing activities ($12.1 million) due to lower average natural gas prices.

Midstream & Marketing’s total margin increased $5.2 million in the 2012 three-month period. The increase principally reflects higher margin from Electric Generation ($2.7 million) and greater combined margin from natural gas marketing, gas gathering, peaking and capacity management activities ($3.4 million). These increases were partially offset by lower total margin from storage activities reflecting, in large part, lower gains in the 2012 three-month period from derivative contracts used to economically hedge the value of certain storage inventories. Margin from Electric Generation was greater than the prior year principally reflecting the impact of higher electricity production from our Hunlock natural gas-fired generating station. In the prior-year period, the Hunlock electricity generating station was running at less than full capacity due to an accident at one unit and flood damage at another unit sustained late in Fiscal 2011.
Midstream & Marketing’s operating income in the 2012 three-month period was $3.6 million higher than the prior-year period reflecting the previously mentioned increase in total margin ($5.1 million) and the absence of expenses recorded in the prior-year period associated with a planned outage at the Conemaugh electricity generating facility. These increases in operating income were partially offset by higher depreciation expense ($1.3 million), principally associated with peaking LNG liquefaction and storage facilities, and higher operating and administrative costs. The increase in income before income taxes reflects the greater operating income ($3.6 million).
Interest Expense and Income Taxes. Our consolidated interest expense was $24.3 million higher in the 2012 three-month period principally reflecting higher AmeriGas Propane interest expense ($24.7 million) principally on debt issued to fund the Heritage Acquisition. Income taxes as a percentage of pretax earnings was lower in the 2012 three-month period reflecting the effects of a higher percentage of income associated with noncontrolling interests, principally AmeriGas Partners, not subject to tax while taxes in the prior-year three-month period were reduced by $5.5 million as a result of the realization of previously unrecognized foreign tax credits.

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
Our cash and cash equivalents totaled $348.1 million at December 31, 2012, compared with $319.9 million at September 30, 2012. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2012 and September 30, 2012, UGI had $101.2 million and $107.9 million, respectively, of cash and cash equivalents.
The Company’s debt outstanding at December 31, 2012, totaled $3,856.0 million (including current maturities of long-term debt of $164.4 million and bank loan borrowings of $333.2 million) compared to debt outstanding at September 30, 2012, of $3,679.4 million (including current maturities of long-term debt of $166.7 million and bank loan borrowings of $165.1 million). Total debt outstanding at December 31, 2012, consists of (1) $2,500.3 million of Partnership debt; (2) $601.5 million (€455.9 million) of International Propane debt; (3) $673.1 million of UGI Utilities’ debt; (4) $69.0 million of Midstream & Marketing debt; and (5) $12.1 million of other debt.
AmeriGas Partners’ total debt at December 31, 2012, includes $2,250.8 million of AmeriGas Partners’ Senior Notes, $177.2 million

UGI CORPORATION AND SUBSIDIARIES

of AmeriGas OLP bank loan borrowings and $72.3 million of other long-term debt.
International Propane’s total debt at December 31, 2012, includes $501.5 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan and a combined $80.7 million (€61.2 million) outstanding under Flaga’s three term loans. Total International Propane debt outstanding at December 31, 2012, also includes combined borrowings of $13.9 million (€10.5 million) outstanding under Flaga’s working capital facilities and $5.4 million (€4.1 million) of other long-term debt.
UGI Utilities’ total debt at December 31, 2012, includes $383 million of Senior Notes, $217 million of Medium-Term Notes and $73.1 million of bank loan borrowings.

AmeriGas Partners. AmeriGas OLP has a $525 million unsecured credit agreement (“AmeriGas Credit Agreement”). At December 31, 2012, there were $177.2 million of borrowings outstanding under the AmeriGas Credit Agreement which are classified as bank loans on the Condensed Consolidated Balance Sheet. Issued and outstanding letters of credit under the AmeriGas Credit Agreement, which reduce the amount available for borrowings, totaled $54.1 million at December 31, 2012. Average daily and peak bank loan borrowings outstanding under the AmeriGas Credit Agreement during the 2012 three-month period were $109.9 million and $200.5 million, respectively. The average daily and peak bank loan borrowings outstanding during the 2011 three-month period were $136.3 million and $226.0 million, respectively. At December 31, 2012, the Partnership’s available borrowing capacity under the AmeriGas Credit Agreement was $293.7 million.
The Partnership’s management believes that the Partnership will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013 from existing cash balances, cash expected to be generated from operations and borrowings available under the AmeriGas Credit Agreement.
International Propane. Antargaz has a Senior Facilities Agreement with a consortium of banks (“2011 Senior Facilities Agreement”) consisting of a €380 million variable-rate term loan and a €40 million revolving credit facility. Scheduled maturities under the term loan are €38 million due May 2014, €34.2 million due May 2015, and €307.8 million due March 2016. Borrowings under the term loan bear interest at one-, two-, three- or nine-month euribor, plus a margin. Antargaz has entered into pay-fixed, receive-variable interest rate swaps to fix the underlying euribor rate of interest on the term loan at an average rate of approximately 2.45% through September 2015 and, thereafter, at a rate of approximately 3.71% through the date of the term loan’s final maturity in March 2016. At December 31, 2012, the effective interest rate on Antargaz’ term loan was 4.66%. Antargaz had no amounts outstanding under its revolving credit facility at December 31, 2012.
Antargaz’ management believes that it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013 with cash generated from operations and borrowings under its revolving credit facility.

Flaga has two principal working capital facilities (the “Flaga Credit Agreements”) comprising (1) a €46 million multi-currency working capital facility which includes an uncommitted €6 million overdraft facility (the “Flaga Multi-Currency Working Capital Facility”) and (2) a euro-denominated working capital facility that provides for borrowings and issuances of guarantees totaling €12 million (the “Euro Facility”). The Flaga Multi-Currency Working Capital Facility expires in September 2014 and the Euro Facility expires in September 2013. At December 31, 2012, there were €3.9 million ($5.2 million) of borrowings outstanding under the Flaga Credit Agreements.
Issued and outstanding guarantees, which reduce available borrowings under the Flaga Credit Agreements, totaled €19.9 million ($26.2 million) at December 31, 2012. The average daily and peak bank loan borrowings outstanding under the Flaga Credit Agreements during the 2012 three-month period were €11.6 million and €15.3 million, respectively. The average daily and peak bank loan borrowings outstanding under the Flaga Credit Agreements during the 2011 three-month period were €12.3 million and €13.4 million, respectively.
Flaga’s management believes it will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013 with cash generated from operations and borrowings available under its working capital facilities.
UGI Utilities. UGI Utilities may borrow up to a total of $300 million under its credit agreement (“UGI Utilities Credit Agreement). The UGI Utilities Credit Agreement expires in October 2015. At December 31, 2012, there was $73.1 million outstanding under the UGI Utilities Credit Agreement. During the 2012 and 2011 three-month periods, average daily bank loan borrowings were $53.5 million and $29.7 million, respectively, and peak bank loan borrowings totaled $78.6 million and $70.5 million, respectively. Peak bank loan borrowings typically occur during the heating season months of December and January.
UGI Utilities’ management believes that it will be able to meet its anticipated contractual and projected cash commitments during Fiscal 2013 with cash generated from Gas Utility and Electric Utility operations and borrowings available under the UGI Utilities Credit Agreement.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing. In December 2012, Energy Services amended and restated its unsecured credit agreement with a group of banks (“Energy Services Credit Agreement”) to increase its borrowing capacity and extend its expiration (see Note 10 to condensed consolidated financial statements). The Energy Services Credit Agreement, which expires in June 2016, provides for borrowings of up to $240 million (including a $50 million sublimit for letters of credit). There were $36 million of borrowings outstanding under this facility at December 31, 2012. During the 2012 and 2011 three-month periods, peak borrowings under the Energy Services Credit Agreement were $85 million.
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

During the three months ended December 31, 2012 and 2011, Energy Services transferred trade receivables totaling $224.3 million and $251.2 million, respectively, to ESFC. During the three months ended December 31, 2012 and 2011, ESFC sold an aggregate $79.5 million and $94.0 million, respectively, of undivided interests in its trade receivables to the commercial paper conduit. At December 31, 2012, the balance of ESFC receivables was $69.3 million and there was $33 million sold to the commercial paper conduit. At December 31, 2011, the outstanding balance of ESFC receivables was $78.4 million and there were was $33.2 million sold to the commercial paper conduit. During the three months ended December 31, 2012 and 2011, peak amounts sold under the Receivables Facility were $46.5 million and $41.0 million, respectively, and average daily amounts sold were $6.9 million and $20.8 million, respectively.
Midstream & Marketing’s management believes that Midstream & Marketing will be able to meet its anticipated contractual commitments and projected cash needs during Fiscal 2013 with cash expected to be generated from operations, borrowings available under the Energy Services Credit Agreement and Receivables Facility, and capital contributions from UGI.
Dividends and Distributions. During the three months ended December 31, 2012, UGI declared and paid a cash dividend equal to $0.27 per common share. On January 24, 2013, UGI’s Board of Directors declared a quarterly dividend of $0.27 per common share. The dividend is payable April 1, 2013, to shareholders of record as of March 15, 2013.
During the three months ended December 31, 2012, the Partnership declared and paid quarterly distributions on all limited partner units at a rate of $0.80 per Common Unit for the quarter ended September 30, 2012. On January 23, 2013, the General Partner’s Board of Directors approved a quarterly distribution of $0.80 per limited partner unit for the quarter ended December 31, 2012. The distribution will be paid on February 19, 2013, to unitholders of record on February 11, 2013.

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
Operating Activities. Cash flow provided (used) by operating activities was $31.1 million in the 2012 three-month period compared to $(22.4) million in the 2011 three-month period. Cash flow from operating activities before changes in operating working capital was $264.9 million in the 2012 three-month period compared to $153.4 million in the prior-year three-month period. The increase in cash flow from operating activities before changes in operating working capital reflects, among other things, the effects of the higher operating results in the 2012 three-month period, greater noncash charges for deferred income taxes and lower cash losses associated with settled commodity derivative contracts. Cash required to fund changes in operating working capital totaled $233.8 million in the 2012 three-month period compared to $175.8 million in the prior-year three-month period. The higher cash used to fund changes in operating working capital in the 2012 three-month period largely reflects, among other things, greater cash needed to fund changes in accounts receivable, customer deposits and accrued interest largely reflecting the impact of AmeriGas Propane’s Heritage Propane acquisition.
Investing Activities. Cash flow used in investing activities was $93.4 million in the 2012 three-month period compared with $243.4 million in the prior-year period. Investing activity cash flow is principally affected by expenditures for property, plant and

UGI CORPORATION AND SUBSIDIARIES

equipment; cash paid for acquisitions of businesses; changes in restricted cash balances and proceeds from sales of assets. Cash paid for acquisitions in the prior-year three-month period principally reflects the October 2011 acquisition of certain of Shell’s European LPG businesses.
Financing Activities. Cash flow provided by financing activities was $87.5 million in the 2012 three-month period compared with cash flow used by financing activities of $256.7 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net bank loan borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units and issuances of UGI and AmeriGas Partners equity instruments.
Distributions on AmeriGas Partners publicly held Common Units in the 2012 three-month period increased over the prior-year period reflecting the greater number of Common Units outstanding resulting from the Heritage Propane acquisition and higher quarterly per-unit distribution rates. Net bank loan borrowings totaled $134.7 million in the 2012 three-month period compared to net bank loan borrowings of $265 million in the prior-year period. The decrease primarily reflects $49 million of net repayments under the Energy Services Credit Agreement in the 2012 three-month period compared with $75 million of borrowings under this agreement in the prior-year period.
Utility Matters

On October 3, 2012, UGI Utilities and the PUC Bureau of Investigation and Enforcement (“PUC Staff”) submitted a Joint Settlement Petition (“Joint Settlement”) to settle all regulatory compliance issues raised in the PUC Staff's formal complaint, issued on June 11, 2012 (“PUC Staff Complaint”), pertaining to a natural gas explosion which occurred on February 9, 2011, in Allentown, Pennsylvania and resulted in five deaths, several personal injuries and significant property damage (the “Incident”). The PUC Commissioners adopted a Joint Motion on January 24, 2013 (the “Joint Motion”) to adopt the Joint Settlement, with certain modifications. In addition to the commitments made by UGI Utilities in the Joint Settlement, the Joint Motion would require UGI Utilities to (i) pay a civil penalty amount that increases the amount provided in the Joint Settlement from $0.4 million to $0.5 million; (ii) conduct a pilot new technology leak detection program in Allentown; and (iii) accept new reporting requirements governing its agreed upon 14-year cast iron and 30-year bare steel pipeline replacement program and distribution integrity management program, but would not require UGI Utilities to concede to having violated any regulation or operating procedure. We anticipate that the PUC Staff will issue in the near future a tentative order that incorporates the terms and conditions of the Joint Settlement, as modified. The provisions of the tentative order will become final and effective unless any party to the Joint Settlement objects to any of the terms and conditions included in the tentative order within five business days from the date of the issuance. The Company does not believe that the cost of complying with the requirements of the Joint Motion will have a material impact on UGI Utilities' consolidated financial position, results of operations or cash flows.

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

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. At December 31, 2012 and 2011, the fair values of Gas Utility’s natural gas futures and option contracts were losses of $0.4 million and $2.6 million, respectively.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At December 31, 2012 and 2011, the fair values of Electric Utility’s electricity supply contracts were losses of $8.2 million and $13.5 million, respectively. At December 31, 2012 and 2011, the fair values of Electric Utility’s FTRs were not material
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at December 31, 2012, were not material.

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

The fair value of unsettled commodity price risk sensitive derivative instruments held at December 31, 2012 (excluding those Gas Utility and Electric Utility commodity derivative instruments which are refundable to or recoverable from customers) was a loss of $31.1 million. A hypothetical 10% adverse change in the market price of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges would increase such loss by approximately $32.4 million at December 31, 2012.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt at December 31, 2012, includes our bank loan borrowings and Antargaz’ and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz and Flaga have effectively fixed the underlying euribor interest rates on their term loans through their scheduled maturity dates through the use of interest rate swaps. At December 31, 2012, combined borrowings outstanding under these variable-rate debt agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled $333.2 million.
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
The fair value of unsettled interest rate risk sensitive derivative instruments held at December 31, 2012 (including pay-fixed, receive-variable interest rate swaps) was a loss of $67.6 million. A hypothetical 10% adverse change in the three-month euribor would increase such loss by approximately $8.8 million.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time we use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). At December 31, 2012, there were no unsettled net investment hedges outstanding. With respect to our net investments in our International Propane operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value at December 31, 2012, by approximately $85 million, which amount would be reflected in other comprehensive income.
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

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at December 31, 2012, was a loss of $2.4 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of approximately $12.0 million.

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

UGI CORPORATION AND SUBSIDIARIES

Certain of our derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures and option contracts generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At December 31, 2012 and 2011, restricted cash in brokerage accounts totaled $6.9 million and $22.3 million, respectively.

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

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION
1A. RISK FACTORS
In addition to the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Change in Control Agreement for Kirk R. Oliver dated as of October 1, 2012

10.2	Amended and Restated Credit Agreement, dated as of December 18, 2012, among UGI Energy Services, Inc., as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent	UGI	Form 8-K (12/18/2012)	10.1

10.3	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Phantom Unit Grant Letter for Employees dated December 3, 2012	AmeriGas Partners, L.P.	Form 10-Q (12/31/2012)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

UGI Corporation
(Registrant)

Date:	February 8, 2013	By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Chief Financial Officer

Date:	February 8, 2013	By:	/s/ Davinder S. Athwal
Davinder S. Athwal
Vice President—Accounting and
Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Change in Control Agreement for Kirk R. Oliver dated as of October 1, 2012

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2012, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation