Form 10-Q
period 2014-03-31
UGI CORP /PA/
filed 2014-05-09
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2014, there were 115,080,001 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2014	September 30, 2013	March 31, 2013 (Restated, See Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$493.6	$389.3	$446.3
Restricted cash	4.4	8.3	2.8
Accounts receivable (less allowances for doubtful accounts of $57.9, $39.5 and $47.1, respectively)	1,323.3	745.6	1,124.8
Accrued utility revenues	49.7	18.9	48.9
Inventories	324.4	365.5	292.4
Deferred income taxes	10.8	10.6	14.9
Utility regulatory assets	4.2	8.2	1.1
Derivative financial instruments	22.2	23.8	17.3
Prepaid expenses and other current assets	48.5	57.1	53.5
Total current assets	2,281.1	1,627.3	2,002.0
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $2,637.8, $2,560.3 and $2,419.4, respectively)	4,519.1	4,480.2	4,285.4
Goodwill	2,886.0	2,871.0	2,813.8
Intangible assets, net	608.2	610.6	629.9
Other assets	426.1	419.7	484.3
Total assets	$10,720.5	$10,008.8	$10,215.4
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$65.0	$67.2	$162.4
Bank loans	260.1	227.9	177.7
Accounts payable	634.1	472.3	583.4
Derivative financial instruments	27.5	30.0	51.0
Other current liabilities	668.6	627.5	642.8
Total current liabilities	1,655.3	1,424.9	1,617.3
Long-term debt	3,548.6	3,542.2	3,340.5
Deferred income taxes	984.4	962.3	918.7
Deferred investment tax credits	4.1	4.3	4.4
Other noncurrent liabilities	526.0	527.2	615.7
Total liabilities	6,718.4	6,460.9	6,496.6
Commitments and contingencies (Note 10)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized—300,000,000 shares; issued — 115,819,694, 115,783,794 and 115,683,494 shares, respectively)	1,215.6	1,208.1	1,185.9
Retained earnings	1,579.9	1,308.3	1,378.0
Accumulated other comprehensive income (loss)	24.3	8.4	(46.5)
Treasury stock, at cost	(24.6)	(32.3)	(29.7)
Total UGI Corporation stockholders’ equity	2,795.2	2,492.5	2,487.7
Noncontrolling interests, principally in AmeriGas Partners	1,206.9	1,055.4	1,231.1
Total equity	4,002.1	3,547.9	3,718.8
Total liabilities and equity	$10,720.5	$10,008.8	$10,215.4
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013 (Restated, See Note 3)	2014	2013 (Restated, See Note 3)
Revenues	$3,163.3	$2,542.7	$5,479.2	$4,561.4
Costs and expenses:
Cost of sales (excluding depreciation shown below)	2,001.3	1,486.7	3,431.2	2,702.2
Operating and administrative expenses	492.0	461.5	923.5	888.4
Utility taxes other than income taxes	4.8	4.7	9.0	9.0
Depreciation	76.8	74.0	155.4	146.5
Amortization	10.9	15.6	26.3	30.9
Other income, net	(11.1)	(7.5)	(18.5)	(17.5)
	2,574.7	2,035.0	4,526.9	3,759.5
Operating income	588.6	507.7	952.3	801.9
Income from equity investees	—	0.1	—	0.1
Interest expense	(59.5)	(60.1)	(118.8)	(121.6)
Income before income taxes	529.1	447.7	833.5	680.4
Income tax expense	(141.3)	(106.0)	(228.2)	(170.9)
Net income	387.8	341.7	605.3	509.5
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners	(173.4)	(161.0)	(268.9)	(226.3)
Net income attributable to UGI Corporation	$214.4	$180.7	$336.4	$283.2
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.86	$1.59	$2.93	$2.50
Diluted	$1.84	$1.57	$2.89	$2.47
Average common shares outstanding (thousands):
Basic	115,173	113,709	114,996	113,416
Diluted	116,747	115,199	116,526	114,829
Dividends declared per common share	$0.2825	$0.27	$0.5650	$0.54
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013 (Restated, See Note 3)	2014	2013 (Restated, See Note 3)
Net income	$387.8	$341.7	$605.3	$509.5
Other comprehensive income (loss):
Net gains on derivative instruments (net of tax of $0.4, $(4.4), $(7.1) and $(3.0), respectively)	6.3	5.7	46.8	0.4
Reclassifications of net (gains) losses on derivative instruments (net of tax of $3.3, $(4.2), $5.3 and $(7.7), respectively)	(31.4)	25.2	(45.2)	42.6
Foreign currency adjustments (net of tax of $0.6, $8.2, $(3.1) and $4.2, respectively)	(0.6)	(23.6)	11.7	(7.5)
Benefit plans (net of tax of $(0.1), $(0.3), $0.0 and $(0.5), respectively)	0.2	0.5	0.6	0.8
Other comprehensive (loss) income	(25.5)	7.8	13.9	36.3
Comprehensive income	362.3	349.5	619.2	545.8
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	(155.8)	(178.0)	(266.9)	(253.9)
Comprehensive income attributable to UGI Corporation	$206.5	$171.5	$352.3	$291.9
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2014	2013 (Restated, See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$605.3	$509.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181.7	177.4
Deferred income taxes, net	13.0	19.4
Provision for uncollectible accounts	31.4	17.8
Unrealized losses (gains) on derivative instruments	8.0	(5.8)
Other, net	(6.8)	11.5
Net change in:
Accounts receivable and accrued utility revenues	(632.5)	(555.2)
Inventories	43.0	61.7
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(10.2)	33.3
Accounts payable	194.1	176.4
Other current assets	3.6	35.5
Other current liabilities	52.4	(0.7)
Net cash provided by operating activities	483.0	480.8
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(224.4)	(184.8)
Acquisitions of businesses, net of cash acquired	(21.3)	(23.5)
Decrease in restricted cash	3.9	0.2
Other, net	4.5	2.2
Net cash used by investing activities	(237.3)	(205.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(64.8)	(61.2)
Distributions on AmeriGas Partners Common Units	(116.1)	(110.5)
Issuances of debt	175.1	—
Repayments of debt	(182.8)	(9.5)
Increase in bank loans	51.5	1.6
Receivables Facility net (repayments) borrowings	(19.5)	11.0
Issuances of UGI Common Stock	10.3	19.1
Repurchases of UGI Common Stock	(4.5)	—
Other	5.4	4.5
Net cash used by financing activities	(145.4)	(145.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.0	(3.5)
Cash and cash equivalents increase	$104.3	$126.4
Cash and cash equivalents:
End of period	$493.6	$446.3
Beginning of period	389.3	319.9
Increase	$104.3	$126.4
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2014	2013 (Restated, See Note 3)
Common stock, without par value
Balance, beginning of period	$1,208.1	$1,157.7
Common Stock issued in connection with employee and director plans (including gains (losses) on treasury stock transactions), net of tax withheld	(5.2)	15.5
Dividend reinvestment plan	—	1.0
Excess tax benefits realized on equity-based compensation	5.9	4.7
Stock-based compensation expense	6.8	7.0
Balance, end of period	$1,215.6	$1,185.9
Retained earnings
Balance, beginning of period	$1,308.3	$1,156.0
Net income attributable to UGI Corporation	336.4	283.2
Cash dividends on Common Stock	(64.8)	(61.2)
Balance, end of period	$1,579.9	$1,378.0
Accumulated other comprehensive income (loss)
Balance, beginning of period	$8.4	$(55.2)
Net gains on derivative instruments, net of tax	13.5	4.0
Reclassification of net (gains) losses on derivative instruments, net of tax	(9.9)	11.4
Benefit plans, net of tax	0.6	0.8
Foreign currency, net of tax	11.7	(7.5)
Balance, end of period	$24.3	$(46.5)
Treasury stock
Balance, beginning of period	$(32.3)	$(28.7)
Common Stock issued in connection with employee and director plans, net of tax withheld	29.9	17.2
Dividend reinvestment plan	—	0.5
Repurchases of common stock	(4.5)	—
Reacquired common stock - employee and director plans	(17.7)	(18.7)
Balance, end of period	$(24.6)	$(29.7)
Total UGI Corporation stockholders’ equity	$2,795.2	$2,487.7
Noncontrolling interests
Balance, beginning of period	$1,055.4	$1,085.6
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	268.9	226.3
Net gains (losses) on derivative instruments	33.3	(3.6)
Reclassification of net (gains) losses on derivative instruments	(35.3)	31.2
Dividends and distributions	(116.1)	(110.7)
Other	0.7	2.3
Balance, end of period	$1,206.9	$1,231.1
Total equity	$4,002.1	$3,718.8

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
We conduct a domestic retail propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”). AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”) and, prior to its merger with AmeriGas OLP on July 1, 2013 (the “Merger”), AmeriGas OLP’s principal operating subsidiary Heritage Operating, L.P. (“HOLP”). AmeriGas OLP after the Merger, and AmeriGas OLP and HOLP prior to the Merger, are collectively referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At March 31, 2014, the General Partner held a 1% general partner interest and 25.3% limited partner interest in AmeriGas Partners and an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises 23,756,882 AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners at March 31, 2014, comprises 69,109,914 publicly held Common Units of which 12,867,362 Common Units are held by a subsidiary of Energy Transfer Partners, L.P. (“ETP”) as a result of the January 12, 2012, acquisition of substantially all of ETP’s propane operations (“Heritage Propane”). In January 2014, ETP sold 9,200,000 of the Common Units it held in an underwritten public offering, pursuant to its registration rights in its unitholder agreement. AmeriGas Partners did not receive any proceeds from the sale of the Common Units by ETP.
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

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Denominator (thousands of shares):
Average common shares outstanding for basic computation	115,173	113,709	114,996	113,416
Incremental shares issuable for stock options and awards	1,574	1,490	1,530	1,413
Average common shares outstanding for diluted computation	116,747	115,199	116,526	114,829
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Changes in accumulated other comprehensive income (“AOCI”) during the three and six months ended March 31, 2014, are as follows:

Three Months Ended March 31, 2014:	Postretirement	Derivative	Foreign
	Benefit Plans	Instruments	Currency	Total
Balance, December 31, 2013	$(16.0)	$(15.8)	$64.0	$32.2
Other comprehensive income (loss) before reclassification adjustments (after-tax)	—	6.3	(0.6)	5.7
Amounts reclassified from AOCI and noncontrolling interests:
Reclassification adjustments (pre-tax)	0.3	(34.7)	—	(34.4)
Reclassification adjustments tax (expense) benefit	(0.1)	3.3	—	3.2
Reclassification adjustments (after-tax)	0.2	(31.4)	—	(31.2)
Other comprehensive income (loss)	0.2	(25.1)	(0.6)	(25.5)
Add comprehensive loss attributable to noncontrolling interests, principally in AmeriGas Partners	—	17.6	—	17.6
Other comprehensive income (loss) attributable to UGI	0.2	(7.5)	(0.6)	(7.9)
Balance, March 31, 2014	$(15.8)	$(23.3)	$63.4	$24.3

Six Months Ended March 31, 2014:	Postretirement	Derivative	Foreign
	Benefit Plans	Instruments	Currency	Total
Balance, September 30, 2013	$(16.4)	$(26.9)	$51.7	$8.4
Other comprehensive income before reclassification adjustments (after-tax)	—	46.8	11.7	58.5
Amounts reclassified from AOCI and noncontrolling interests:
Reclassification adjustments (pre-tax)	0.6	(50.5)	—	(49.9)
Reclassification adjustments tax (expense) benefit	—	5.3	—	5.3
Reclassification adjustments (after-tax)	0.6	(45.2)	—	(44.6)
Other comprehensive income	0.6	1.6	11.7	13.9
Add comprehensive loss attributable to noncontrolling interests, principally in AmeriGas Partners	—	2.0	—	2.0
Other comprehensive income attributable to UGI	0.6	3.6	11.7	15.9
Balance, March 31, 2014	$(15.8)	$(23.3)	$63.4	$24.3

For additional information on amounts reclassified from AOCI relating to derivative instruments see Note 12 to condensed consolidated financial statements.
Income Taxes. In December 2013, the French Parliament approved the Finance Bill for 2014 and amended the Finance Bill for 2013 (collectively, the “Finance Bills”). Among other things, the Finance Bills limit Antargaz’ ability to deduct interest expense for income tax purposes on certain intercompany debt and temporarily increases the corporate surtax rate for a period of two years. Based upon our review of the Finance Bills and interpretive guidance currently available, provisions of the Finance Bills associated with the deductibility of interest expense on certain intercompany debt at Antargaz applies retroactively to such interest expense incurred during Fiscal 2013. In December 2013, the Company recorded additional income taxes of $5.7 to reflect the effects of the retroactive provisions of the Finance Bills associated with the deductibility of interest expense on certain intercompany debt.
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

3.	Restatements of Condensed Consolidated Financial Statements

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

The Company had previously determined that the impact of the error was material to the Company’s historical condensed consolidated statements of income for the three months ended March 31, 2013. Accordingly, the accompanying condensed consolidated financial statements as of March 31, 2013, and for the three and six months ended March 31, 2013, have been restated to report changes in the fair values of unsettled commodity derivative instruments and gains and losses on settled commodity derivative instruments for which the associated forecasted transactions have not yet occurred in cost of sales or revenues in the Condensed Consolidated Statement of Income rather than in other comprehensive income.

The following tables set forth the effects of the restatement on the affected line items within the Company’s previously reported condensed consolidated financial statements as of and for the three and six months ended March 31, 2013. Also included in the adjustment columns in the tables below are certain other immaterial corrections that the Company made, including, but not limited to, adjustments to correct the Partnership’s accounting for certain customer credits and to correct the classification of deferred income tax assets, as well as certain other minor adjustments related principally to the timing of certain expense and income accruals.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Condensed Consolidated Balance Sheet

	March 31, 2013
	As Previously Reported	Adjustment	As Restated
Assets:
Deferred income taxes	$35.9	$(21.0)	$14.9
Prepaid expenses and other current assets	$52.1	$1.4	$53.5
Property, plant and equipment	$4,286.7	$(1.3)	$4,285.4
Liabilities and equity:
Other current liabilities	$644.2	$(1.4)	$642.8
Deferred income taxes	$941.4	$(22.7)	$918.7
Other noncurrent liabilities	$614.0	$1.7	$615.7
Retained earnings	$1,379.4	$(1.4)	$1,378.0
Accumulated other comprehensive loss	$(45.6)	$(0.9)	$(46.5)
Noncontrolling interests	$1,227.3	$3.8	$1,231.1

Condensed Consolidated Statement of Income

	For the three months ended March 31, 2013			For the six months ended March 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenues	$2,537.1	$5.6	$2,542.7	$4,560.3	$1.1	$4,561.4
Cost of sales	$1,500.6	$(13.9)	$1,486.7	$2,719.4	$(17.2)	$2,702.2
Operating and administrative expenses	$465.8	$(4.3)	$461.5	$892.7	$(4.3)	$888.4
Depreciation	$71.7	$2.3	$74.0	$143.5	$3.0	$146.5
Operating income	$486.2	$21.5	$507.7	$782.3	$19.6	$801.9
Interest expense	$(60.1)	$—	$(60.1)	$(120.4)	$(1.2)	$(121.6)
Income before income taxes	$426.2	$21.5	$447.7	$662.0	$18.4	$680.4
Income taxes	$(100.0)	$(6.0)	$(106.0)	$(165.1)	$(5.8)	$(170.9)
Net income	$326.2	$15.5	$341.7	$496.9	$12.6	$509.5
Deduct net income attributable to noncontrolling interests	$(154.3)	$(6.7)	$(161.0)	$(222.4)	$(3.9)	$(226.3)
Net income attributable to UGI Corporation	$171.9	$8.8	$180.7	$274.5	$8.7	$283.2
Basic earnings per common share	$1.51		$1.59	$2.42		$2.50
Diluted earnings per common share	$1.49		$1.57	$2.39		$2.47

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Condensed Consolidated Statement of Comprehensive Income

	For the three months ended March 31, 2013			For the six months ended March 31, 2013
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$326.2	$15.5	$341.7	$496.9	$12.6	$509.5
Net gains (losses) on derivative instruments	$9.2	$(3.5)	$5.7	$(0.1)	$0.5	$0.4
Reclassifications of net losses on derivative instruments	$29.0	$(3.8)	$25.2	$50.8	$(8.2)	$42.6
Other comprehensive income	$15.1	$(7.3)	$7.8	$44.0	$(7.7)	$36.3
Comprehensive income	$341.3	$8.2	$349.5	$540.9	$4.9	$545.8
Deduct comprehensive income attributable to noncontrolling interests	$(171.3)	$(6.7)	$(178.0)	$(250.0)	$(3.9)	$(253.9)
Comprehensive income attributable to UGI Corporation	$170.0	$1.5	$171.5	$290.9	$1.0	$291.9

Condensed Consolidated Statements of Cash Flows

	For the six months ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:	As Previously Reported	Adjustment	As Restated
Net income	$496.9	$12.6	$509.5
Depreciation and amortization	$174.4	$3.0	$177.4
Deferred income taxes, net	$18.8	$0.6	$19.4
Net change in realized gains and losses deferred as cash flow hedges	$8.3	$(8.3)	$—
Unrealized gains on derivative instruments	$—	$(5.8)	$(5.8)
Other, net	$7.1	$4.4	$11.5
Net change in:
Accounts receivable and accrued utility revenues	$(550.1)	$(5.1)	$(555.2)
Inventories	$64.5	$(2.8)	$61.7
Accounts payable	$175.0	$1.4	$176.4

Condensed Consolidated Statements of Changes in Equity

	For the six months ended March 31, 2013
	As Previously Reported	Adjustment	As Restated
Retained earnings	$1,379.4	$(1.4)	$1,378.0
Accumulated other comprehensive loss	$(45.6)	$(0.9)	$(46.5)
Noncontrolling interests	$1,227.3	$3.8	$1,231.1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

4.	Accounting Changes
Adoption of New Accounting Standards
Disclosures about Reclassifications Out of Accumulated Other Comprehensive Income. In Fiscal 2014, the Company adopted new accounting guidance regarding disclosures for items reclassified out of AOCI. The disclosures required by the new accounting guidance are included in Note 2 and Note 12 to the condensed consolidated financial statements. The new disclosures are applied prospectively. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.
Disclosures about Offsetting Assets and Liabilities. Effective October 1, 2013, the Company adopted new accounting guidance requiring entities to disclose both gross and net information about recognized derivative instruments that are offset on the balance sheet as a result of an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet. The new disclosures are applied retroactively to all periods presented. The required disclosures are included in Note 11 to the condensed consolidated financial statements. As this guidance only affects disclosure requirements, the adoption of this guidance did not impact our results of operations, cash flows or financial position.

5.	Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	March 31, 2014	September 30, 2013	March 31, 2013
Goodwill (not subject to amortization)	$2,886.0	$2,871.0	$2,813.8
Intangible assets:
Customer relationships, noncompete agreements and other	$727.5	$706.4	$690.0
Trademarks and tradenames (not subject to amortization)	132.3	131.3	137.0
Gross carrying amount	859.8	837.7	827.0
Accumulated amortization	(251.6)	(227.1)	(197.1)
Intangible assets, net	$608.2	$610.6	$629.9
We amortize customer relationship and noncompete agreement intangible assets over their estimated periods of benefit which do not exceed 15 years. Amortization expense of intangible assets was $8.9 and $22.2 in the three and six months ended March 31, 2014, respectively. Amortization expense of intangible assets was $13.6 and $26.9 in the three and six months ended March 31, 2013, respectively. No amortization is included in cost of sales in the Condensed Consolidated Statements of Income. As of March 31, 2014, our expected aggregate amortization expense of intangible assets for the remainder of Fiscal 2014 and for the next four fiscal years is as follows: remainder of Fiscal 2014 — $26.3; Fiscal 2015 — $49.9; Fiscal 2016 — $43.5; Fiscal 2017 — $36.9; Fiscal 2018 — $35.6.

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

Three Months Ended March 31, 2014:

						Midstream & Marketing		UGI International
	Total	Eliminations		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
Revenues	$3,163.3	$(164.7)	(c)	$1,493.7	$480.1	$588.9	$25.1	$412.0	$277.2	$51.0
Cost of sales	$2,001.3	$(164.0)	(c)	$885.5	$278.8	$457.9	$9.4	$266.7	$222.7	$44.3
Segment profit:
Operating income (loss)	$588.6	$0.2		$284.8	$134.5	$111.5	$9.9	$52.9	$10.9	$(16.1)
Income from equity investees	—	—		—	—	—	—	—	—	—
Interest expense	(59.5)	—		(42.0)	(8.4)	(1.0)	—	(6.4)	(1.1)	(0.6)
Income (loss) before income taxes	$529.1	$0.2		$242.8	$126.1	$110.5	$9.9	$46.5	$9.8	$(16.7)
Partnership EBITDA (a)				$331.3
Noncontrolling interests’ net income	$173.4	$—		$173.2	$—	$—	$—	$0.2	$—	$—
Depreciation and amortization	$87.7	$(0.1)		$49.2	$13.6	$3.2	$2.7	$10.3	$7.2	$1.6
Capital expenditures	$85.3	$—		$27.7	$30.0	$8.4	$1.8	$11.3	$4.2	$1.9
Total assets (at period end)	$10,720.5	$(116.3)		$4,692.3	$2,195.4	$643.2	$283.9	$1,923.2	$660.4	$438.4
Bank loans (at period end)	$260.1	$—		$198.0	$6.5	$51.5	$—	$—	$4.1	$—
Goodwill (at period end)	$2,886.0	$—		$1,939.0	$182.1	$2.8	$—	$655.3	$99.8	$7.0

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Three Months Ended March 31, 2013:

						Midstream & Marketing		UGI International
	Total	Eliminations		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
Revenues	$2,542.7	$(61.1)	(c)	$1,183.3	$368.6	$304.0	$17.4	$452.6	$230.9	$47.0
Cost of sales	$1,486.7	$(58.8)	(c)	$612.4	$196.7	$246.1	$10.9	$285.8	$177.4	$16.2
Segment profit:
Operating income	$507.7	$(0.9)		$266.4	$105.7	$44.4	$0.6	$67.8	$13.8	$9.9
Income from equity investees	0.1	—		—	—	—	—	0.1	—	—
Interest expense	(60.1)	—		(41.8)	(9.3)	(0.8)	—	(6.3)	(1.3)	(0.6)
Income before income taxes	$447.7	$(0.9)		$224.6	$96.4	$43.6	$0.6	$61.6	$12.5	$9.3
Partnership EBITDA (a)				$314.9
Noncontrolling interests’ net income	$161.0	$—		$160.7	$—	$—	$—	$0.3	$—	$—
Depreciation and amortization	$89.6	$—		$50.9	$12.7	$1.9	$2.4	$14.2	$5.8	$1.7
Capital expenditures	$93.6	$(1.0)		$27.9	$24.4	$19.3	$4.2	$13.2	$4.1	$1.5
Total assets (at period end)	$10,215.4	$(110.8)		$4,682.6	$2,184.8	$450.4	$261.7	$1,847.7	$551.3	$347.7
Bank loans (at period end)	$177.7	$—		$115.9	$—	$47.0	$—	$—	$14.8	$—
Goodwill (at period end)	$2,813.8	$—		$1,919.2	$182.1	$2.8	$—	$610.0	$92.7	$7.0

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Three Months Ended March 31,	2014	2013
Partnership EBITDA	$331.3	$314.9
Depreciation and amortization	(49.2)	(50.9)
Noncontrolling interests (i)	2.7	2.4
Operating income	$284.8	$266.4

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Six Months Ended March 31, 2014:

						Midstream & Marketing		UGI International
	Total	Elim- inations		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
Revenues	$5,479.2	$(230.2)	(c)	$2,539.5	$751.7	$861.6	$45.9	$837.3	$570.5	$102.9
Cost of sales	$3,431.2	$(228.4)	(c)	$1,468.2	$414.3	$685.0	$20.0	$549.2	$454.4	$68.5
Segment profit:
Operating income (loss)	$952.3	$0.1		$464.5	$216.6	$143.3	$14.3	$96.1	$24.6	$(7.2)
Income from equity investees	—	—		—	—	—	—	—	—	—
Interest expense	(118.8)	—		(83.6)	(16.8)	(2.0)	—	(12.8)	(2.4)	(1.2)
Income (loss) before income taxes	$833.5	$0.1		$380.9	$199.8	$141.3	$14.3	$83.3	$22.2	$(8.4)
Partnership EBITDA (a)				$561.5
Noncontrolling interests’ net income	$268.9	$—		$268.6	$—	$—	$—	$0.3	$—	$—
Depreciation and amortization	$181.7	$(0.1)		$101.5	$27.0	$5.8	$5.3	$25.3	$13.8	$3.1
Capital expenditures	$188.1	$(1.2)		$51.0	$62.9	$30.1	$11.1	$21.1	$8.8	$4.3
Total assets (at period end)	$10,720.5	$(116.3)		$4,692.3	$2,195.4	$643.2	$283.9	$1,923.2	$660.4	$438.4
Bank loans (at period end)	$260.1	$—		$198.0	$6.5	$51.5	$—	$—	$4.1	$—
Goodwill (at period end)	$2,886.0	$—		$1,939.0	$182.1	$2.8	$—	$655.3	$99.8	$7.0

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Six Months Ended March 31, 2013:

						Midstream & Marketing		UGI International
	Total	Elim- inations		AmeriGas Propane	Gas Utility	Energy Services	Electric Generation	Antargaz	Flaga & Other	Corporate & Other (b)
Revenues	$4,561.4	$(119.6)	(c)	$2,055.2	$616.9	$531.8	$32.4	$871.9	$476.5	$96.3
Cost of sales	$2,702.2	$(116.1)	(c)	$1,061.7	$320.3	$435.6	$20.5	$565.7	$372.3	$42.2
Segment profit:
Operating income (loss)	$801.9	$(0.9)		$403.7	$175.5	$70.1	$0.8	$115.3	$24.1	$13.3
Income (loss) from equity investees	0.1	—		—	—	—	—	0.1	—	—
Interest expense	(121.6)	—		(84.2)	(18.9)	(1.8)	—	(12.8)	(2.6)	(1.3)
Income (loss) before income taxes	$680.4	$(0.9)		$319.5	$156.6	$68.3	$0.8	$102.6	$21.5	$12.0
Partnership EBITDA (a)				$500.8
Noncontrolling interests’ net income	$226.3	$—		$225.9	$—	$—	$—	$0.4	$—	$—
Depreciation and amortization	$177.4	$—		$101.0	$25.3	$3.5	$4.9	$28.3	$11.3	$3.1
Capital expenditures	$184.8	$(1.1)		$54.4	$52.9	$32.8	$11.0	$25.4	$6.3	$3.1
Total assets (at period end)	$10,215.4	$(110.8)		$4,682.6	$2,184.8	$450.4	$261.7	$1,847.7	$551.3	$347.7
Bank loans (at period end)	$177.7	$—		$115.9	$—	$47.0	$—	$—	$14.8	$—
Goodwill (at period end)	$2,813.8	$—		$1,919.2	$182.1	$2.8	$—	$610.0	$92.7	$7.0

(a)	The following table provides a reconciliation of Partnership EBITDA to AmeriGas Propane operating income:

Six Months Ended March 31,	2014	2013
Partnership EBITDA	$561.5	$500.8
Depreciation and amortization	(101.5)	(101.0)
Noncontrolling interests (i)	4.5	3.9
Operating income	$464.5	$403.7

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise (1) Electric Utility, (2) HVAC, (3) changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments and gains and losses on settled commodity derivative instruments not associated with current period transactions, (4) net expenses of UGI’s captive general liability insurance company, and (5) UGI Corporation’s unallocated corporate and general expenses and interest income. Corporate & Other assets principally comprise cash, short-term investments, the assets of Electric Utility and HVAC, and an intercompany loan. The intercompany loan and associated interest is removed in the segment presentation.

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
During the six months ended March 31, 2014 and 2013, Energy Services transferred trade receivables to ESFC totaling $551.8 and $524.3, respectively. During the six months ended March 31, 2014 and 2013, ESFC sold an aggregate $251.0 and $179.0, respectively, of undivided interests in its trade receivables to the bank or commercial paper conduit, as applicable. At March 31, 2014, the outstanding balance of ESFC receivables was $124.1 and there was $10.5 sold to the bank. At March 31, 2013, the outstanding balance of ESFC receivables was $82.6 and there was $11.0 sold to the commercial paper conduit.

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

	March 31, 2014	September 30, 2013	March 31, 2013
Regulatory assets:
Income taxes recoverable	$106.8	$106.1	$104.2
Underfunded pension and postretirement plans	91.0	94.5	181.3
Environmental costs	14.5	17.1	16.8
Deferred fuel and power costs	4.3	8.3	2.1
Removal costs, net	14.4	13.3	11.9
Other	4.9	5.6	6.0
Total regulatory assets	$235.9	$244.9	$322.3
Regulatory liabilities:
Postretirement benefits	$17.2	$16.5	$13.9
Environmental overcollections	1.9	2.6	3.0
Deferred fuel and power refunds	3.2	8.3	31.2
State tax benefits—distribution system repairs	9.0	8.4	7.9
Other	1.8	1.5	0.7
Total regulatory liabilities	$33.1	$37.3	$56.7
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
Gas Utility uses derivative financial instruments to reduce volatility in the cost of natural gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative financial instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at March 31, 2014, September 30, 2013 and March 31, 2013 were $2.4, $(1.7) and $4.1, respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts do not currently qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the Condensed Consolidated Balance Sheets with an associated adjustment to regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities. At March 31, 2014, September 30, 2013, and March 31, 2013, the fair values of Electric Utility’s electricity supply contracts were net gains (losses) of $0.4, $(4.8) and $(5.5), respectively, which amounts are reflected in current derivative financial instrument assets and liabilities and other noncurrent liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs or refunds in the table above.

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at March 31, 2014, September 30, 2013, and March 31, 2013, were not material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$2.3	$2.8	$0.1	$0.2
Interest cost	6.5	5.9	0.2	0.2
Expected return on assets	(7.3)	(6.9)	(0.1)	(0.1)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.1)	(0.1)
Actuarial loss	1.9	3.7	—	0.1
Net benefit cost	3.5	5.6	0.1	0.3
Change in associated regulatory liabilities	—	—	0.9	0.8
Net expense	$3.5	$5.6	$1.0	$1.1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$4.7	$5.7	$0.3	$0.3
Interest cost	12.9	11.8	0.5	0.5
Expected return on assets	(14.7)	(13.8)	(0.3)	(0.3)
Amortization of:
Prior service cost (benefit)	0.2	0.2	(0.2)	(0.1)
Actuarial loss	3.8	7.4	—	0.2
Net benefit cost	6.9	11.3	0.3	0.6
Change in associated regulatory liabilities	—	—	1.8	1.6
Net expense	$6.9	$11.3	$2.1	$2.2
Pension Plan assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and UGI Common Stock. It is our general policy to fund amounts for Pension Plan benefits equal to at least the minimum contribution set forth in applicable employee benefit laws. Based upon current assumptions, the Company estimates that it will be required to contribute approximately $10.9 to the Pension Plan during the remainder of Fiscal 2014. During the six months ended March 31, 2014 and 2013, the Company made cash contributions to the Pension Plan of $7.0 and $6.4, respectively. UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay UGI Gas’ and Electric Utility’s postretirement health care and life insurance benefits referred to above by depositing into the VEBA the annual amount of postretirement benefit costs determined under GAAP. The difference between such amounts calculated under GAAP and the amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers.
We also sponsor unfunded and non-qualified defined benefit supplemental executive retirement plans (“Supplemental Defined Benefit Plans”). We recorded pre-tax expense associated with these plans of $0.9 and $0.8 in the three months ended March 31, 2014 and 2013, respectively. We recorded pre-tax expense associated with these plans of $1.7 and $1.6 in the six months ended March 31, 2014 and 2013, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

10.	Commitments and Contingencies

Environmental Matters
UGI Utilities
CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA was recently renewed and is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At March 31, 2014 and 2013, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $11.1 and $14.3, respectively. In accordance with GAAP related to rate-regulated entities, we have recorded associated regulatory assets in equal amounts.
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
UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs and (2) CPG and PNG are currently receiving regulatory recovery of estimated environmental investigation and remediation costs associated with Pennsylvania sites. At March 31, 2014, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.
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

Other Matters

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its joint customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their Answer to the complaint on April

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

18, 2014 and believe that they have good defenses to the FTC’s claims. We are unable to reasonably estimate the impact, if any, arising from this claim.

In addition to the matter described above, there are other pending claims and legal actions arising in the normal course of our businesses. Although we cannot predict the final results of these pending claims and legal actions, we believe, after consultation with counsel, that the final outcome of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

11.	Fair Value Measurements

Derivative Financial Instruments
The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis for each of the fair value hierarchy levels, including both current and noncurrent portions, as of March 31, 2014, September 30, 2013 and March 31, 2013:

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

	Asset (Liability)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
March 31, 2014:
Assets:
Derivative financial instruments:
Commodity contracts	$11.5	$11.4	$—	$22.9
Foreign currency contracts	$—	$0.1	$—	$0.1
Liabilities:
Derivative financial instruments:
Commodity contracts	$(4.0)	$(17.1)	$—	$(21.1)
Foreign currency contracts	$—	$(5.6)	$—	$(5.6)
Interest rate contracts	$—	$(27.8)	$—	$(27.8)
Cross-currency swaps	$—	$(2.2)	$—	$(2.2)
September 30, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$2.1	$21.2	$—	$23.3
Foreign currency contracts	$—	$0.9	$—	$0.9
Liabilities:
Derivative financial instruments:
Commodity contracts	$(9.7)	$(6.3)	$—	$(16.0)
Foreign currency contracts	$—	$(7.2)	$—	$(7.2)
Interest rate contracts	$—	$(31.0)	$—	$(31.0)
Cross-currency swaps	$—	$(1.2)	$—	$(1.2)
March 31, 2013:
Assets:
Derivative financial instruments:
Commodity contracts	$7.9	$5.7	$—	$13.6
Foreign currency contracts	$—	$1.5	$—	$1.5
Interest rate contracts	$—	$4.2	$—	$4.2
Liabilities:
Derivative financial instruments:
Commodity contracts	$(2.7)	$(12.6)	$—	$(15.3)
Foreign currency contracts	$—	$(0.5)	$—	$(0.5)
Interest rate contracts	$—	$(60.5)	$—	$(60.5)

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At March 31, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,613.6 and $3,864.4, respectively. At March 31, 2013, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,502.9 and $3,780.6, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).
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
Disclosures about Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities are presented net by counterparty on our Condensed Consolidated Balance Sheets if the right of offset exists. Our derivative financial instruments include both those that are executed on an exchange through brokers and centrally cleared and over-the-counter transactions. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency, or other conditions.
In general, most of our over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our derivative counterparties is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our derivative counterparties is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on our Condensed Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Offsetting Derivative Assets and Liabilities

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet
March 31, 2014:
Derivative assets	$31.6	$(8.6)	$23.0
Derivative (liabilities)	$(65.3)	$8.6	$(56.7)

September 30, 2013:
Derivative assets	$26.3	$(2.1)	$24.2
Derivative (liabilities)	$(57.5)	$2.1	$(55.4)

March 31, 2013:
Derivative assets	$30.1	$(10.8)	$19.3
Derivative (liabilities)	$(87.1)	$10.8	$(76.3)

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

Commodity Price Risk

In order to manage market price risk associated with the Partnership’s fixed-price programs, which permit customers to lock in the prices they pay for propane principally during the months of October through March, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership, certain other domestic business units and our UGI International operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases. In addition, the Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility which agreements are generally not designated as hedges for accounting purposes.

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At March 31, 2014 and 2013, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 9.0 million dekatherms and 10.0 million dekatherms, respectively. At March 31, 2014, the maximum period over which Gas Utility is hedging natural gas market price risk is 11 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the PGC mechanism (see Note 8).

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Because these contracts currently do not qualify for the normal purchases and normal sales exception under GAAP, the fair values of these contracts are required to be recognized on the balance sheet. At March 31, 2014 and 2013, the fair values of Electric Utility’s forward purchase power agreements comprising gains of $0.4 and losses of $5.5, respectively, are reflected in current derivative financial instrument assets and liabilities and other noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. In accordance with GAAP related to rate-regulated entities, Electric Utility has recorded equal and offsetting amounts in regulatory assets and liabilities. At March 31, 2014 and 2013, the volumes of Electric Utility’s forward electricity purchase contracts were 207.0 million kilowatt hours and 403.2 million kilowatt hours, respectively. At March 31, 2014, the maximum period over which these contracts extend is 8 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process and by purchases of FTRs at monthly auctions. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts. FTRs are derivative financial instruments that entitle the holder to receive compensation for electricity transmission congestion charges that result when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP related to rate-regulated entities and reflected in cost of sales through the DS recovery mechanism (see Note 8). Midstream & Marketing from time to time also enters into New York Independent System Operator (“NYISO”) capacity swap contracts to economically hedge the locational basis differences for customers it serves on the NYISO electricity grid. At March 31, 2014 and 2013, the volumes associated with Electric Utility FTRs totaled 47.4 million kilowatt hours and 47.5 million kilowatt hours, respectively. Midstream & Marketing’s FTRs and capacity swap contracts are recorded at fair value with changes in fair value reflected in cost of sales. At March 31, 2014 and 2013, the volumes associated with Midstream & Marketing’s FTRs and NYISO capacity swap contracts totaled 435.1 million kilowatt hours and 261.0 million kilowatt hours, respectively.
In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures contracts, IntercontinentalExchange (“ICE”) natural gas basis swap contracts, and electricity futures contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. In addition, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later sale of natural gas or propane. During the three months ended March 31, 2014, Energy Services determined that it could no longer assert the normal purchases and normal sales exception under GAAP for new contracts entered into for the forward purchase of natural gas and, as a result, began accounting for these new contracts at fair value on the balance sheet with changes in fair value reflected in net income. These contracts, as well as other Midstream & Marketing derivative instruments described above, are not accounted for as hedges under GAAP. These derivative instruments are recorded at fair value with changes in fair value reflected in income. As a result, volatility in Midstream and Marketing’s results can occur due to changes in the fair value of unsettled derivative instruments. Volatility can also occur as a result of timing differences between the settlement of financial derivatives and the sale or purchase of the corresponding physical commodity that was economically hedged.
At March 31, 2014 and 2013, total volumes associated with Midstream & Marketing’s natural gas futures and forward purchases contracts totaled 69.9 million dekatherms and 17.3 million dekatherms, respectively. Total volumes associated with Midstream & Marketing’s electricity call contracts and electricity put contracts totaled 603.1 million kilowatt hours and 346.1 million kilowatt hours at March 31, 2014, and 1,034.4 million kilowatt hours and 449.9 million kilowatt hours at March 31, 2013, respectively. At March 31, 2014, the volumes associated with Midstream & Marketing’s natural gas NYMEX contracts totaled 0.1 million dekatherms and there were no propane storage NYMEX contracts. At March 31, 2013, the volumes associated with Midstream & Marketing’s natural gas storage NYMEX contracts totaled 0.4 million dekatherms and there were no propane storage NYMEX contracts.
In order to reduce operating expense volatility, UGI Utilities from time to time enters into NYMEX gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in the operation of its vehicles and equipment. Associated volumes, fair values and effects on net income were not material for all periods presented.

At March 31, 2014 and 2013, total volumes associated with LPG commodity derivative instruments totaled 121.9 million gallons and 129.4 million gallons, respectively. At March 31, 2014, the maximum period over which we are economically hedging our

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

exposure to the variability in cash flows associated with LPG commodity price risk is 23 months with a weighted average of 7 months.
We account for commodity price risk contracts (other than Midstream & Marketing’s contracts that are not designated as accounting hedges, Gas Utility and Electric Utility contracts that are subject to regulatory treatment and certain other contracts not qualifying for hedge accounting) as cash flow hedges. Changes in the fair values of contracts qualifying for cash flow hedge accounting are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying commodity price risk. When earnings are affected by the hedged commodity, gains or losses are recorded in cost of sales on the Condensed Consolidated Statements of Income. At March 31, 2014, the amount of net gains associated with commodity price risk hedges expected to be reclassified into earnings during the next twelve months based upon current fair values is $12.3.
Interest Rate Risk
Antargaz’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its variable-rate term loan, and Flaga has entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on its term loans, in each case through the respective scheduled maturity dates. As of March 31, 2014 and 2013, the total notional amount of existing variable-rate debt subject to interest rate swap agreements (excluding Flaga’s cross-currency swap as described below) was €439.8 and €441.2, respectively.
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At March 31, 2014, we had no unsettled IRPAs. At March 31, 2013, the total notional amount of unsettled IRPAs was $173.
We account for interest rate swaps and IRPAs as cash flow hedges. Changes in the fair values of interest rate swaps and IRPAs are recorded in AOCI and, with respect to the Partnership, noncontrolling interests, to the extent effective in offsetting changes in the underlying interest rate risk, until earnings are affected by the hedged interest expense. At such time, gains and losses are recorded in interest expense. At March 31, 2014, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $2.7.
Foreign Currency Exchange Rate Risk
In order to reduce volatility, Antargaz hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts. The amount of dollar-denominated purchases of LPG associated with such contracts generally represents approximately 15% to 30% of estimated dollar-denominated purchases of LPG forecasted to occur during the heating-season months of October through March. At March 31, 2014 and 2013, we were hedging a total of $199.4 and $92.7 of U.S. dollar-denominated LPG purchases, respectively. At March 31, 2014, the maximum period over which we are hedging our exposure to the variability in cash flows associated with dollar-denominated purchases of LPG is 36 months with a weighted average of 17 months. From time to time we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At March 31, 2014 and 2013, we had no euro-dominated net investment hedges.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. Changes in the fair values of these foreign currency exchange contracts are recorded in AOCI, to the extent effective in offsetting changes in the underlying currency exchange rate risk, until earnings are affected by the hedged LPG purchase, at which time gains and losses are recorded in cost of sales. At March 31, 2014, the amount of net losses associated with currency rate risk (other than net investment hedges) expected to be reclassified into earnings during the next twelve months based upon current fair values is $4.1. Gains and losses on net investment hedges are included in AOCI until such foreign operations are liquidated.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Cross-Currency Swaps
During Fiscal 2013, Flaga entered into a cross-currency swap to hedge its exposure to the variability in expected future cash flows associated with foreign currency and interest rate risk resulting from the issuance of $52 of U.S. dollar denominated variable-rate debt. The cross-currency hedge includes initial and final exchanges of principal from a fixed euro denomination to a fixed U.S. denominated amount, to be exchanged at a specified rate, which was determined by the market spot rate on the date of issuance. The cross-currency swap also includes an interest rate swap of a fixed foreign-denominated interest rate to a fixed U.S. denominated interest rate. We have designated this cross-currency swap as a cash flow hedge. Changes in the fair value of our cross-currency swap is recorded in AOCI to the extent effective in offsetting changes in the underlying foreign currency exchange and interest rate risk. At March 31, 2014, the amount of net losses associated with this cross-currency swap expected to be reclassified into earnings over the next twelve months is not material.

Derivative Financial Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative financial instrument counterparties. Our derivative financial instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2014 and 2013, restricted cash in brokerage accounts totaled $4.4 and $2.8, respectively. Although we have concentrations of credit risk associated with derivative financial instruments, the maximum amount of loss, based upon the gross fair values of the derivative financial instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at March 31, 2014. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2014, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following table provides information regarding the fair values and balance sheet locations of our derivative assets and liabilities existing as of March 31, 2014 and 2013:

	Derivative Assets			Derivative (Liabilities)
	Balance Sheet	Fair Value March 31,		Balance Sheet	Fair Value March 31,
	Location	2014	2013	Location	2014	2013
Derivatives Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$10.2	$5.4	Derivative financial instruments and Other noncurrent liabilities	$(0.4)	$(7.0)
Foreign currency contracts	Derivative financial instruments and Other assets	0.1	1.5	Derivative financial instruments and Other noncurrent liabilities	(5.6)	(0.5)
Cross-currency contracts		—	—	Derivative financial instruments and Other noncurrent liabilities	(2.2)	—
Interest rate contracts	Derivative financial instruments	—	4.2	Derivative financial instruments and Other noncurrent liabilities	(27.8)	(60.5)
Total Derivatives Designated as Hedging Instruments		$10.3	$11.1		$(36.0)	$(68.0)
Derivatives Subject to Utility Rate Regulation:
Commodity contracts	Derivative financial instruments	$3.2	$4.1	Derivative financial instruments and Other noncurrent liabilities	$(0.4)	$(5.5)
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Derivative financial instruments and Other assets	$9.5	$4.1	Derivative financial instruments and Other noncurrent liabilities	$(20.3)	$(2.8)
Total Derivatives		$23.0	$19.3		$(56.7)	$(76.3)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interests for the three and six months ended March 31, 2014 and 2013:

Three Months Ended March 31,	Gain (Loss) Recognized in AOCI and Noncontrolling Interests		Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling
	2014	2013	2014	2013	Interests into Income
Cash Flow Hedges:
Commodity contracts	$7.8	$(0.4)	$39.9	$(25.3)	Cost of sales
Foreign currency contracts	(0.2)	2.6	(1.4)	(0.6)	Cost of sales
Cross-currency contracts	0.1	—	0.2	—	Interest expense
Interest rate contracts	(1.8)	8.0	(4.0)	(3.5)	Interest expense / other income, net
Total	$5.9	$10.2	$34.7	$(29.4)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2014	2013
Commodity contracts	$(22.2)	$11.5			Cost of sales
Commodity contracts	—	0.1			Operating expenses / other income, net
Foreign currency contracts	—	(0.2)			Other income, net
Total	$(22.2)	$11.4

Six Months Ended March 31,	Gain (Loss) Recognized in AOCI and Noncontrolling Interests		Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling
	2014	2013	2014	2013	Interests into Income
Cash Flow Hedges:
Commodity contracts	$61.2	$(4.5)	$62.2	$(43.2)	Cost of sales
Foreign currency contracts	(2.7)	(1.1)	(3.5)	(0.1)	Cost of sales
Cross-currency contracts	(1.1)	—	(0.1)		Interest expense
Interest rate contracts	(3.5)	9.0	(8.1)	(7.0)	Interest expense / other income, net
Total	$53.9	$3.4	$50.5	$(50.3)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2014	2013
Commodity contracts	$(9.4)	$13.8			Cost of sales
Commodity contracts	0.1	0.1			Operating expenses / other income, net
Foreign currency contracts	—	(0.2)			Other income, net
Total	$(9.3)	$13.7
The amounts of derivative gains or losses representing ineffectiveness were not material for the three and six month periods ended March 31, 2014 and 2013.
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

13.	Inventories

Inventories comprise the following:

	March 31, 2014	September 30, 2013	March 31, 2013
Non-utility LPG and natural gas	$251.4	$230.0	$220.3
Gas Utility natural gas	7.5	78.9	5.4
Materials, supplies and other	65.5	56.6	66.7
Total inventories	$324.4	$365.5	$292.4
At March 31, 2014, UGI Utilities is a party to four storage contract administrative agreements (“SCAAs”) having terms of one to three years. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the term of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished), are included in the caption “Gas Utility natural gas” in the table above.
As of March 31, 2014, UGI Utilities had SCAAs with Energy Services and a non-affiliate. The carrying values of natural gas storage inventories released under SCAAs with non-affiliates at March 31, 2014 and September 30, 2013, comprising 0.2 billion cubic feet (“bcf”) and 0.6 bcf of natural gas, were $0.8 and $2.4, respectively. UGI Utilities did not have any SCAAs with non-affiliates at March 31, 2013.

14. Debt

On March 26, 2014, UGI Utilities issued in a private placement $175 of 4.98% Senior Notes due March 26, 2044 (“4.98% Senior Notes”). The 4.98% Senior Notes were issued pursuant to a Note Purchase Agreement dated October 30, 2013, between UGI Utilities and certain note purchasers. The 4.98% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the 4.98% Senior Notes were used to repay $175 of borrowings under UGI Utilities’ 364-day term loan credit agreement scheduled to expire in September 2014. The 4.98% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The 4.98% Senior Notes also contain restrictive and financial covenants including a Consolidated Debt to Consolidated Total Capital, as defined therein, of 0.65 to 1.00.

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
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or

UGI CORPORATION AND SUBSIDIARIES

bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) large customer, counterparty or supplier defaults; (12) liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG and the impact of regulatory enforcement activity related thereto, ranging from financial penalties, required reporting or operational measures up to suspension of applicable certificates of public convenience; (13) political, regulatory and economic conditions in the United States and in foreign countries, including the current conflicts in the Middle East and those involving Russia, and foreign currency exchange rate fluctuations, particularly the euro; (14) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (15) changes in commodity market prices resulting in significantly higher cash collateral requirements; (16) reduced distributions from subsidiaries; (17) the timing of development of Marcellus Shale gas production; (18) the timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; and (19) our ability to successfully integrate acquired businesses and achieve anticipated synergies.
These factors, and those factors set forth in Item 1A. Risk Factors in (i) our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2013 and March 31, 2014 and (ii) our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition or future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS
The following analyses compare our results of operations for the three months ended March 31, 2014 (“2014 three-month period”) with the three months ended March 31, 2013 (“2013 three-month period”) and the six months ended March 31, 2014 (“2014 six-month period”) with the six months ended March 31, 2013 (“2013 six-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 6 to the condensed consolidated financial statements.
Executive Overview
Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating season months of October through March. As a result, our earnings are significantly higher in our first and second fiscal quarters.
Three Months Ended March 31, 2014 Results
We recorded net income attributable to UGI Corporation of $214.4 million (equal to $1.84 per diluted share) for the 2014 three-month period compared to net income attributable to UGI Corporation of $180.7 million (equal to $1.57 per diluted share) for the 2013 three-month period. Net income attributable to UGI Corporation in the 2014 three-month period includes net after-tax losses of $7.7 million related to changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments and net losses on settled commodity derivative instruments not associated with current period transactions (which amounts are reflected in “Corporate & Other” in the business unit summary table below). Net income attributable to UGI Corporation in the 2013 three-month period includes net after-tax gains of $6.7 million related to such gains and losses. Adjusted net income attributable to UGI excluding the effects of Midstream & Marketing’s derivative gains and losses was $222.1 million (equal to $1.90 per diluted share) in the 2014 three-month period compared to $174.0 million (equal to $1.51 per diluted share) in the prior-year three-month period.
The significant increase in adjusted net income attributable to UGI in the 2014 three-month period reflects the effects of significantly colder and more volatile winter weather at Midstream & Marketing and significantly colder weather at Gas Utility and in AmeriGas Propane’s service territory east of the Rocky Mountains. The significant increase in operating results from our domestic business units was partially offset by the effects of record warm temperatures at our European LPG business units. During the three months ended March 31, 2014, net income attributable to UGI increased $45.1 million at Midstream & Marketing; increased $17.8 million at Gas Utility; and increased $3.6 million at AmeriGas Propane. Midstream & Marketing’s operating results were substantially

UGI CORPORATION AND SUBSIDIARIES

above last year as periods of extreme cold weather in the Mid-Atlantic and Northeast U.S. served by Energy Services resulted in significant locational basis price differences for natural gas and also increased the demand for, and the value of, winter peaking services. Midstream & Marketing’s Electric Generation business results also benefited from higher unit margins and higher production at its Hunlock Creek natural gas fired generating facility. The improved results at Gas Utility principally reflect the effects on core market volumes of 17.1% colder weather. The improved results at AmeriGas Propane also reflect the retail volume effects of significantly colder weather in the U.S. east of the Rocky Mountains offset in part by the unfavorable impacts on retail volumes and distribution costs from wholesale supply challenges in certain regions of the U.S. caused by industry-wide storage and transportation issues exacerbated by prolonged periods of unusually cold weather. UGI International earnings declined $14.6 million principally due to record warm winter temperatures at our European LPG businesses which caused reduced retail volumes sold.
Six Months Ended March 31, 2014 Results
We recorded net income attributable to UGI of $336.4 million (equal to $2.89 per diluted share) for the 2014 six-month period compared to net income attributable to UGI of $283.2 million (equal to $2.47 per diluted share) for the 2013 six-month period. Net income attributable to UGI in the 2014 six-month period includes net after-tax losses of $3.5 million related to changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments and gains and losses on settled commodity derivative instruments not associated with current period transactions. Net income attributable to UGI in the 2013 six-month period includes net after-tax gains of $8.0 million related to such gains and losses. Results in the 2014 six-month period also reflect the retroactive effect to Fiscal 2013 of a change in tax laws in France, which increased tax expense and reduced 2014 six-month period net income attributable to UGI by $5.7 million (equal to $0.05 per diluted share). Adjusted net income attributable to UGI (which excludes the effects of these Midstream & Marketing derivative gains and losses and the retroactive impact of changes in French tax law as further described below) was $345.6 million (equal to $2.97 per diluted share) in the 2014 six-month period compared to $275.2 million (equal to $2.40 per diluted share) in the prior-year six-month period.
The higher adjusted net income attributable to UGI in the 2014 six-month period reflects the benefits to our domestic businesses of significantly colder and more volatile 2014 winter weather. At our Midstream & Marketing’s Energy Services business unit, the cold and volatile weather patterns resulted in significant locational basis price differences for natural gas and also increased the demand for, and the value of, winter peaking services. The increase in Gas Utility’s and AmeriGas Propane’s 2014 six-month period results principally reflects the volume effects of the colder weather. Temperatures at UGI International’s European operations during the 2014 six-month period were significantly warmer than normal and the prior year, which reduced UGI International’s retail volumes and net income.
Our UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. Although the foreign currency exchange rates during the 2014 three- and six-month periods were slightly higher than in the prior-year, such differences did not have a material impact on UGI International net income attributable to UGI.
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

Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share

UGI management uses “adjusted net income attributable to UGI” and “adjusted earnings per diluted share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. Adjusted net income attributable to UGI is net income attributable to UGI excluding (1) changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments as well as gains and losses on Midstream & Marketing’s settled commodity derivative instruments not associated with current period transactions and (2) those items that management regards as highly unusual in nature and not expected to recur. Midstream & Marketing accounts for commodity derivative instruments at fair value with changes in fair value included in earnings as a component of cost of sales or revenues on the Condensed Consolidated Statements of Income. Volatility in GAAP net income at UGI can occur as a result of changes in the fair values of Midstream & Marketing’s unsettled derivative instruments and gains and losses on certain settled commodity derivative instruments not associated with current period transactions.

Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures. Management believes that these non-GAAP measures provide meaningful information to investors about UGI’s performance because they eliminate the impact of (1) changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments as well as gains and losses on settled commodity derivative instruments not associated with current period transactions that are required, under GAAP, to be recorded in current period earnings but are economic hedges of related commodity transactions and (2) those items that management regards as highly unusual in nature and not expected to recur.

UGI CORPORATION AND SUBSIDIARIES

The following table reconciles consolidated net income attributable to UGI, the most directly comparable GAAP measure, to adjusted net income attributable to UGI, and reconciles diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

(Millions of dollars, except per share)	For the Three Months ended March 31,		For the Six Months ended March 31,
	2014	2013	2014	2013
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$214.4	$180.7	$336.4	$283.2
Adjust: Net unrealized losses (gains) on Midstream & Marketing’s unsettled commodity derivative instruments	7.8	(4.5)	4.7	(3.4)
Adjust: Net (gains) on certain Midstream & Marketing settled commodity derivative instruments	(0.1)	(2.2)	(1.2)	(4.6)
Adjust: Retroactive impact of change in French tax law	—	—	5.7	—
Adjusted net income attributable to UGI Corporation	$222.1	$174.0	$345.6	$275.2

Adjusted diluted earnings per share:
Earnings per share - diluted	$1.84	$1.57	$2.89	$2.47
Adjust: Net unrealized losses (gains) on Midstream & Marketing’s unsettled commodity derivative instruments	0.07	(0.04)	0.04	(0.03)
Adjust: Net (gains) on certain Midstream & Marketing settled commodity derivative instruments (a)	(0.01)	(0.02)	(0.01)	(0.04)
Adjust: Retroactive impact of change in French tax law	—	—	0.05	—
Adjusted earnings per share - diluted	$1.90	$1.51	$2.97	$2.40

(a) - includes the impact of rounding.

2014 three-month period compared to the 2013 three-month period

Net income (loss) attributable to UGI Corporation by Business Unit:
	Three Months Ended March 31,
	2014		2013		Variance - Favorable (Unfavorable)
(Millions of dollars)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane	$42.7	19.9%	$39.1	21.6%	$3.6	9.2%
UGI International	38.8	18.1%	53.4	29.6%	(14.6)	(27.3)%
Gas Utility	74.4	34.7%	56.6	31.3%	17.8	31.4%
Midstream & Marketing	71.8	33.5%	26.7	14.8%	45.1	168.9%
Corporate & Other (a)	(13.3)	(6.2)%	4.9	2.7%	(18.2)	N.M.
Net income attributable to UGI Corporation	$214.4	100.0%	$180.7	100.0%	$33.7	18.6%
N.M. — Variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

(a) includes net after-tax (losses) gains of $(7.7) million and $6.7 million in the three months ended March 31, 2014 and 2013, respectively, related to changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments as well as gains and losses on Midstream & Marketing’s settled commodity derivative instruments not associated with current period transactions.

AmeriGas Propane:

For the three months ended March 31,	2014	2013	Increase
(Millions of dollars)
Revenues	$1,493.7	$1,183.3	$310.4	26.2%
Total margin (a)	$608.2	570.9	$37.3	6.5%
Operating and administrative expenses	$281.4	$261.1	$20.3	7.8%
Partnership EBITDA (b)	$331.3	$314.9	$16.4	5.2%
Operating income (b)	$284.8	$266.4	$18.4	6.9%
Retail gallons sold (millions)	474.9	464.4	10.5	2.3%
Degree days—% colder (warmer) than normal (c)	8.1%	(1.5)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the three months ended March 31, 2013, includes transition expenses of $5.4 million associated with integration of Heritage Propane.

(c)
Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 335 airports in the United States, excluding Alaska.

AmeriGas Propane’s retail gallons sold in the 2014 three-month period increased 2.3% from the 2013 three-month period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 8.1% colder than normal and 9.7% colder than the prior-year period. Most of the U.S. east of the Rocky Mountains experienced significantly colder than normal winter weather while temperatures in the western U.S. were warmer than normal. The beneficial effects of the colder weather on retail volumes sold, however, were muted by supply challenges in certain regions of the U.S. caused by industry-wide storage and transportation issues exacerbated by prolonged periods of unusually cold weather. In order to ensure that customers in these regions were adequately supplied during these periods of cold weather, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon. The Partnership’s attention on ensuring adequate supply of propane to retail customers during these periods of short supply reduced income from ancillary sales and services.
Retail propane revenues increased $301.4 million during the 2014 three-month period reflecting the effects of higher average retail selling prices ($277.4 million), largely the result of higher propane product costs, and the higher retail volumes sold ($24.0 million). Wholesale propane revenues increased $14.7 million during the 2014 three-month period reflecting the effects of higher wholesale selling prices ($18.6 million) partially offset by the effects of lower wholesale volumes sold ($3.9 million). Average daily wholesale propane commodity prices during the 2014 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 51% higher than such prices during the prior-year three-month period. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold weather conditions. Total revenues from fee income and other ancillary sales and services in the 2014 three-month period were slightly lower than in the 2013 three-month period. Total cost of sales during the 2014 three-month period increased $273.1 million principally reflecting the effects of the higher average propane product costs ($246.4 million) and, to a lesser extent, the effects of the greater retail volumes sold ($12.5 million).

Total margin increased $37.3 million in the 2014 three-month period principally reflecting higher retail propane total margin ($42.6 million) partially offset by lower margin from ancillary sales and services. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and the increase in retail volumes sold.

UGI CORPORATION AND SUBSIDIARIES

Partnership EBITDA in the 2014 three-month period increased $16.4 million principally reflecting the higher total margin ($37.3 million) partially offset by higher operating and administrative expenses ($20.3 million). The increase in operating and administrative expenses reflects higher distribution-related expenses associated with the higher retail volumes sold as well as higher distribution costs caused by supply shortages in certain regions of the U.S. and greater uncollectible accounts expense. These higher distribution-related expenses were partially offset by synergies from the integration of Heritage Propane which was completed in Fiscal 2013. Operating and administrative expenses in the prior-year three-month period include $5.4 million of transition expenses associated with the integration of Heritage Propane. Operating income increased $18.4 million in the 2014 three-month period principally reflecting the higher total margin ($37.3 million) partially offset by the higher operating and administrative expenses ($20.3 million).

UGI International:

For the three months ended March 31,	2014	2013	Increase (decrease)
(Millions of dollars)
Revenues	$689.2	$683.5	$5.7	0.8%
Total margin (a)	$199.8	$220.3	$(20.5)	(9.3)%
Operating and administrative expenses	$120.6	$118.7	$1.9	1.6%
Operating income	$63.8	$81.6	$(17.8)	(21.8)%
Income before income taxes	$56.3	$74.1	$(17.8)	(24.0)%
Retail gallons sold (millions) (b)	162.8	177.9	(15.1)	(8.5)%
Antargaz degree days—% (warmer) colder than normal (c)	(16.5)%	10.1%	—	—
Flaga degree days—% (warmer) colder than normal (c)	(18.1)%	5.1%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Excludes retail gallons from operations in China.

(c)	Deviation from average heating degree days for the 30-year period 1981-2010 at locations in our Antargaz and Flaga service territories.

Our European LPG operations experienced record warm temperatures during the Fiscal 2014 winter heating season. Temperatures at Antargaz based upon heating degree days averaged 16.5% warmer than normal while temperatures at Flaga averaged more than 18% warmer than normal. By contrast, temperatures in the prior-year three-month period were colder than normal at both business units. Total retail gallons sold were 8.5% lower than the prior-year period reflecting the effects of the significantly warmer weather partially offset by incremental retail gallons associated with BP’s former LPG business in Poland acquired by Flaga in September 2013 (“BP Poland acquisition”). During the 2014 three-month period, the average wholesale commodity price for propane in northwest Europe was approximately 7.7% lower than in the prior-year period while the average wholesale commodity price for butane was approximately 3.8% lower than the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our UGI International results is the euro. During the 2014 and 2013 three-month periods, the average un-weighted translation rate was approximately $1.37 and $1.32 per euro, respectively. The differences in the euro to U.S. dollar translation rates and, to a lesser extent, the differences in the exchange rates of the British pound sterling to the U.S. dollar at AvantiGas, did not have a material impact on net income attributable to UGI.

UGI International revenues were slightly higher than the prior-year period principally reflecting higher total revenues at Flaga ($48.4 million), reflecting incremental wholesale and retail revenues from the BP Poland acquisition and the currency conversion effects of the slightly stronger euro, partially offset by lower total revenues at Antargaz ($40.6 million) and, to a much lesser extent, AvantiGas from lower heating-related volumes sold offset, in part, by the slightly stronger euro and British pound sterling. UGI International cost of sales increased to $489.4 million in the 2014 three-month period from $463.2 million in the prior-year period as higher cost of sales at Flaga ($49.9 million), reflecting incremental wholesale and retail cost of sales from the BP Poland acquisition and the slightly stronger euro, were partially offset by lower cost of sales at Antargaz and, to a much lesser extent, AvantiGas principally as a result of the lower retail gallons sold partially offset by the currency conversion effects of the slightly stronger euro and British pound sterling.

Total UGI International margin decreased $20.5 million during the 2014 three-month period principally reflecting a decline in total margin at Antargaz ($21.5 million). Notwithstanding the much warmer weather, total margin at Flaga was only slightly lower

UGI CORPORATION AND SUBSIDIARIES

than the prior-year three-month period reflecting incremental margin from the BP Poland acquisition, while total margin at AvantiGas was slightly higher than the prior-year, notwithstanding lower retail sales, reflecting higher average retail unit margins.
UGI International 2014 three-month period operating income and income before income taxes were both $17.8 million lower than the prior-year period principally reflecting the lower total margin ($20.5 million), higher base currency operating and administrative expenses at Flaga reflecting the incremental effects of the BP Poland acquisition, and the currency conversion effects on operating expenses of the slightly stronger euro, partially offset by lower base currency operating and administrative costs at Antargaz as a result of the lower volumes sold.

Gas Utility:

For the three months ended March 31,	2014	2013	Increase
(Millions of dollars)
Revenues	$480.1	$368.6	$111.5	30.2%
Total margin (a)	$201.3	$171.9	$29.4	17.1%
Operating and administrative expenses	$52.4	$50.4	$2.0	4.0%
Operating income	$134.5	$105.7	$28.8	27.2%
Income before income taxes	$126.1	96.4	$29.7	30.8%
System throughput—billions of cubic feet (“bcf”) —
Core market	41.8	34.9	6.9	19.8%
Total	78.5	68.6	9.9	14.4%
Degree days—% colder than normal (b)	19.3%	1.9%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.
Gas Utility experienced significantly colder than normal weather during the three months ended March 31, 2014. Temperatures in the Gas Utility service territory during the 2014 three-month period based upon heating degree days were 19.3% colder than normal and 17.1% colder than the prior-year three-month period. Total distribution system throughput increased 9.9 bcf principally reflecting a 6.9 bcf (19.8%) increase in demand from Gas Utility’s core market customers and, to a lesser extent, greater large firm delivery service volumes. Core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Gas Utility system throughput to core-market customers was higher than last year principally reflecting the effects of the significantly colder weather and, to a lesser extent, customer growth due principally to conversions from other fuels prompted by sustained lower natural gas prices and high oil prices.

Gas Utility revenues increased $111.5 million during the 2014 three-month period principally reflecting higher revenues from core market customers ($55.4 million), higher revenues from off-system sales ($47.3 million) and, to a much lesser extent, higher revenues from large firm delivery service customers on higher throughput ($5.8 million). The increase in core market revenues principally reflects the effects of the higher core market throughput and, to a much lesser extent, the effects of slightly higher average purchased gas cost (“PGC”) rates ($1.2 million). Under Gas Utility’s PGC recovery mechanisms, Gas Utility records the cost of gas associated with sales to retail core-market customers at amounts included in PGC rates. The difference between actual gas costs and the amounts included in rates is deferred on the balance sheet as a regulatory asset or liability and represents amounts to be collected from or refunded to customers in a future period. As a result of this PGC recovery mechanism, increases or decreases in the cost of gas associated with retail core-market customers have no direct effect on retail core-market margin. Gas Utility’s cost of gas was $278.8 million in the 2014 three-month period compared with $196.7 million in the prior-year period principally reflecting the effects of the greater retail core-market volumes sold ($31.6 million) and the effects of the higher off-system sales ($47.3 million).
Gas Utility total margin increased $29.4 million in the 2014 three-month period principally reflecting higher core market total margin ($22.9 million) and greater large firm delivery service total margin ($5.5 million). The higher core market and large firm delivery service total margin reflects the effects of the greater throughput to these customers resulting from the significantly colder weather and new customer growth.

Gas Utility operating income and income before income taxes during the 2014 three-month period were $28.8 million and $29.7 million higher than the prior year, respectively. The increase in Gas Utility operating income principally reflects the $29.4 million

UGI CORPORATION AND SUBSIDIARIES

increase in total margin partially offset by slightly higher operating and administrative expenses which include, among other things, higher uncollectible accounts expense and higher distribution system maintenance expenses offset in part by lower pension and benefit expenses. The increase in Gas Utility income before income taxes reflects the greater operating income ($28.8 million) and lower interest expense principally reflecting lower average interest rates.

Midstream & Marketing:

For the three months ended March 31,	2014	2013	Increase
(Millions of dollars)
Revenues (a)	$605.6	$320.5	$285.1	89.0%
Total margin (b)	$146.7	$64.4	$82.3	127.8%
Operating and administrative expenses	$19.6	$15.1	$4.5	29.8%
Operating income	$121.4	$45.0	$76.4	169.8%
Income before income taxes	$120.4	$44.2	$76.2	172.4%

(a)	Amounts are net of intercompany revenues between Midstream & Marketing’s Energy Services and Electric Generation segments.

(b)
Total margin represents total revenues less total cost of sales. Amounts exclude pre-tax (losses) gains from changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments and (losses) gains on settled commodity instruments not associated with current period transactions of $(13.2) million and $11.5 million during the 2014 three-month period and the 2013 three-month period, respectively.

Midstream & Marketing total revenues increased $285.1 million in the 2014 three-month period principally reflecting higher natural gas revenues ($207.2 million) and, to a much lesser extent, higher capacity management ($43.4 million), peaking service ($24.3 million) and Electric Generation revenues. The increase in natural gas revenues principally reflects higher weather-related wholesale and retail natural gas volumes sold and higher natural gas prices. The greater capacity management and peaking service revenues principally reflect higher demand for natural gas pipeline capacity at much higher prices caused by periods of extreme cold weather in the Northeast and Mid-Atlantic regions of the U.S. served by Energy Services. The increase in Electric Generation revenues principally reflects higher electricity production at the Hunlock Creek electricity generating station. Midstream & Marketing cost of sales was $458.9 million in the 2014 three-month period compared to $256.1 million in the 2013 three-month period principally reflecting higher cost of sales resulting from higher natural gas volumes and prices.

Midstream & Marketing total margin increased $82.3 million (127.8%) in the 2014 three-month period principally reflecting significantly higher capacity management and peaking total margin ($58.8 million), higher Electric Generation total margin ($9.2 million) and greater retail natural gas marketing margin due to the colder weather. The significant increase in total margin from capacity management and peaking activities reflects higher demand for natural gas pipeline capacity at much higher prices as a result of periods of extreme cold weather, which allowed Energy Services to benefit from significant locational basis price differences, and a greater need for winter peaking services. The greater total margin from Electric Generation principally reflects the impact of higher unit margins at the Hunlock Creek natural gas-fired electricity generating facility, reflecting in large part lower natural gas feedstock costs, greater electricity production, and higher Electric Generation capacity revenues. To a much lesser extent, natural gas gathering total margin also increased reflecting incremental margin from the Auburn pipeline extension which was placed in service during the first quarter of Fiscal 2014.
Midstream & Marketing operating income and income before income taxes in the 2014 three-month period were $76.4 million and $76.2 million, respectively, higher than the prior-year period reflecting the previously mentioned significant increase in total margin ($82.3 million) partially offset by higher operating, administrative and depreciation expenses. The higher operating, administrative and depreciation expenses include greater expenses associated with natural gas gathering assets, higher uncollectible accounts expense and a $1.4 million charge relating to the write-off of certain deferred pipeline development costs. Electric Generation operating expenses were about equal to the prior-year three-month period reflecting higher expenses associated with the increased production at the Hunlock Creek facility offset by lower maintenance expenses associated with our interest in the Conemaugh electricity generating station.
Interest Expense and Income Taxes. Our consolidated interest expense was $0.6 million lower during the 2014 three-month period principally reflecting slightly lower UGI Utilities interest expense.
Our consolidated effective tax rate for the three months ended March 31, 2014, was higher than the prior-year period. The higher effective tax rate in the 2014 three-month period reflects a higher proportion of pretax earnings from higher tax rate domestic

UGI CORPORATION AND SUBSIDIARIES

business units and, to a lesser extent, the effects of new tax legislation in France. The new tax legislation in France, among other things, limits Antargaz’ ability to deduct interest expense for income tax purposes on certain intercompany debt and increases the corporate surtax rate for a period of two years.

2014 six-month period compared to the 2013 six-month period

Net income (loss) attributable to UGI Corporation by Business Unit:
	Six Months Ended March 31,
	2014		2013		Variance - Favorable (Unfavorable)
(Millions of dollars)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane	$68.2	20.3%	$56.7	20.0%	$11.5	20.3%
UGI International	66.2	19.7%	88.9	31.4%	(22.7)	(25.5)%
Gas Utility	117.8	35.0%	92.1	32.5%	25.7	27.9%
Midstream & Marketing	93.8	27.9%	41.7	14.7%	52.1	124.9%
Corporate & Other (a)	(9.6)	(2.9)%	3.8	1.4%	(13.4)	N.M.
Net income attributable to UGI Corporation	$336.4	100.0%	$283.2	100.0%	$53.2	18.8%
N.M. — Variance is not meaningful.
(a) Includes net after-tax (losses) gains of $(3.5) million and $8.0 million in the six months ended March 31, 2014 and 2013, respectively, related to changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments as well as gains and losses on Midstream & Marketing’s settled commodity derivative instruments not associated with current period transactions.

AmeriGas Propane:

For the six months ended March 31,	2014	2013	Increase
(Millions of dollars)
Revenues	$2,539.5	$2,055.2	$484.3	23.6%
Total margin (a)	$1,071.3	$993.5	$77.8	7.8%
Operating and administrative expenses	$519.0	$504.6	$14.4	2.9%
Partnership EBITDA (b)	$561.5	$500.8	$60.7	12.1%
Operating income (b)	$464.5	$403.7	$60.8	15.1%
Retail gallons sold (millions)	849.0	815.1	33.9	4.2%
Degree days—% colder (warmer) than normal (c)	6.2%	(4.7)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)
Partnership EBITDA (earnings before interest expense, income taxes and depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 6 to condensed consolidated financial statements). Partnership EBITDA for the six months ended March 31, 2013, includes transition expenses of $10.9 million associated with the integration of Heritage Propane.

(c)	Deviation from average heating degree-days for the 30-year period 1971-2000 based upon national weather statistics provided by NOAA for 335 airports in the United States, excluding Alaska.
AmeriGas Propane’s retail gallons sold in the 2014 six-month period increased 4.2% compared with the 2013 six-month period. The increase in retail gallons sold reflects average temperatures based upon heating degree days that were 6.2% colder than normal and 11.5% colder than the prior-year period principally reflecting significantly colder weather in the eastern half of the United States. The effects of the colder weather, however, were muted by supply challenges in certain regions of the U.S. experienced

UGI CORPORATION AND SUBSIDIARIES

during the winter heating season caused by prolonged periods of unusually cold weather. In order to ensure that customers in these regions were adequately supplied during these extreme weather conditions, the Partnership instituted supply allocation measures which limited total retail volumes sold and increased distribution costs per gallon.
Retail propane revenues increased $454.8 million during the 2014 six-month period reflecting the effects of higher average retail selling prices ($378.7 million), largely the result of higher propane product costs, and the higher retail volumes sold ($76.1 million). Wholesale propane revenues increased $40.2 million during the 2014 six-month period reflecting the effects of higher wholesale selling prices ($32.4 million) and higher wholesale volumes sold ($7.8 million). Average daily wholesale propane commodity prices during the 2014 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 43% higher than such prices during the prior-year six-month period. In addition, certain regions of the U.S. experienced an even greater increase in wholesale commodity prices due to supply constraints caused by industry-wide storage and transportation issues exacerbated by the unusually cold weather conditions. Total revenues from fee income and other ancillary sales and services in the 2014 six-month period were lower than in the 2013 six-month period. Total cost of sales during the 2014 six-month period increased $406.5 million principally reflecting the effects of the higher average propane product costs ($361.5 million) and, to a lesser extent, the effects of the greater retail and wholesale volumes sold ($47.2 million).

Total margin increased $77.8 million in the 2014 six-month period principally reflecting higher retail propane total margin ($84.8 million) partially offset by lower margin from ancillary sales and services. The increase in retail propane total margin reflects modestly higher average retail propane unit margins and the increase in retail volumes sold.

Partnership EBITDA in the 2014 six-month period increased $60.7 million principally reflecting the higher total margin ($77.8 million) partially offset by higher operating and administrative expenses ($14.4 million). The increase in operating and administrative expenses reflects, among other things, higher distribution-related expenses associated with the higher retail volumes sold, higher distribution costs caused by the supply challenges in certain regions of the U.S. during the second quarter of Fiscal 2014, and higher uncollectible accounts and general insurance expenses. These increases were partially offset by expense synergies from the integration of Heritage Propane which was completed in Fiscal 2013. Operating and administrative expenses in the prior-year six-month period include $10.9 million of transition expenses associated with the integration of Heritage Propane. Operating income increased $60.8 million in the 2014 six-month period principally reflecting the higher total margin ($77.8 million) partially offset by the slightly higher operating and administrative costs ($14.4 million).

UGI International:

For the six months ended March 31,	2014	2013	Increase (decrease)
(Millions of dollars)
Revenues	$1,407.8	$1,348.4	$59.4	4.4%
Total margin (a)	$404.2	$410.4	$(6.2)	(1.5)%
Operating and administrative expenses	$247.2	$232.6	$14.6	6.3%
Operating income	$120.7	$139.4	$(18.7)	(13.4)%
Income before income taxes	$105.5	$124.1	$(18.6)	(15.0)%
Retail gallons sold (millions) (b)	347.9	350.7	(2.8)	(0.8)%
Antargaz degree days—% (warmer) colder than normal (c)	(12.4)%	2.3%	—	—
Flaga degree days—% (warmer) colder than normal (c)	(15.8)%	1.6%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Excludes retail gallons from operations in China.

(c)	Deviation from average heating degree days for the 30-year period 1981-2010 at locations in our Antargaz and Flaga service territories.

Based upon heating degree day data, temperatures during the 2014 six-month period at our UGI International European LPG operations were significantly warmer than normal compared to temperatures in the prior-year six-month period that were slightly colder than normal. Total retail gallons sold were slightly lower, notwithstanding the effects of the significantly warmer weather, reflecting incremental retail gallons associated with the BP Poland acquisition. During the 2014 six-month period, the average wholesale commodity price for propane in northwest Europe was approximately 11.5% lower than in the prior-year period while the average wholesale commodity price for butane was approximately 3.7% lower than the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during each of the reporting periods. The functional currency of a significant portion of our UGI International results is the euro. During the 2014

UGI CORPORATION AND SUBSIDIARIES

and 2013 six-month periods, the average un-weighted translation rate was approximately $1.36 and $1.31 per euro, respectively. The difference in euro to U.S. dollar translation rates and, to a lesser extent, the difference in the British pound sterling to the U.S. dollar, did not have a material impact on net income attributable to UGI.

UGI International revenues were $59.4 million higher than the prior-year period notwithstanding the effects of the warmer weather principally reflecting greater total revenues at Flaga ($104.0 million), primarily the result of the BP Poland acquisition and the currency conversion effects of the slightly stronger euro, partially offset by lower total revenues at Antargaz ($34.6 million) and, to a lesser extent, at AvantiGas. Cost of sales increased to $1,003.6 million in the 2014 six-month period from $938.0 million in the prior-year period as greater cost of sales at Flaga ($97.4 million), primarily reflecting retail and wholesale gallons associated with the BP Poland acquisition and the effects of the stronger euro, were partially offset by lower cost of sales at Antargaz ($16.5 million) and, to a much lesser extent, AvantiGas principally as a result of the lower retail LPG gallons sold offset in part by the currency conversion effects of the slightly stronger euro and British pound sterling.
Total UGI International margin decreased $6.2 million during the 2014 six-month period reflecting lower total margin at Antargaz ($18.1 million) partially offset by higher total margin at Flaga, due primarily to incremental margin associated with the BP Poland acquisition, and higher total margin at AvantiGas principally the result of higher average retail unit margins.
UGI International 2014 six-month period operating income and income before income taxes were $18.7 million and $18.6 million, respectively, lower than the prior-year period principally reflecting the lower total margin ($6.2 million) offset by increased operating, administrative and depreciation expenses at Flaga ($9.6 million).

Gas Utility:

For the six months ended March 31,	2014	2013	Increase
(Millions of dollars)
Revenues	$751.7	$616.9	$134.8	21.9%
Total margin (a)	$337.4	$296.6	$40.8	13.8%
Operating and administrative expenses	$91.0	$91.0	$—	—%
Operating income	$216.6	$175.5	$41.1	23.4%
Income before income taxes	$199.8	156.6	$43.2	27.6%
System throughput—bcf —
Core market	65.9	56.7	9.2	16.2%
Total	135.3	122.7	12.6	10.3%
Degree days—% colder (warmer) than normal (b)	12.5%	(0.4)%	—	—

(a)	Total margin represents total revenues less total cost of sales.

(b)	Deviation from average heating degree days for the 15-year period 1995-2009 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.
Temperatures in the Gas Utility service territory in the 2014 six-month period based upon heating degree days were 12.5% colder than normal and 12.9% colder than the prior-year six-month period. Total distribution system throughput increased 12.6 bcf principally reflecting a 9.2 bcf (16.2%) increase in demand from Gas Utility’s core market customers. Gas Utility system throughput to core-market customers was higher than last year principally reflecting the effects of the significantly colder weather and, to a lesser extent, customer growth due principally to conversions from other fuels prompted by sustained lower natural gas prices and high oil prices.

Gas Utility revenues increased $134.8 million during the 2014 six-month period principally reflecting higher revenues from core market customers ($77.2 million), higher revenues from off-system sales ($45.5 million) and, to a much lesser extent, higher revenues from large firm delivery service customers on higher throughput ($8.7 million). The increase in core market revenues principally reflects the effects of the higher core market throughput. Gas Utility’s cost of gas was $414.3 million in the 2014 six-month period compared with $320.3 million in the prior-year period principally reflecting the effects of the greater retail core-market volumes sold ($43.2 million) and the effects of the higher off-system sales ($45.5 million).
Gas Utility total margin increased $40.8 million in the 2014 six-month period principally reflecting higher core market total margin ($30.7 million) and greater large firm delivery service total margin ($8.7 million). The higher core market and large firm delivery service total margin reflects the effects of the colder weather and new customer growth.

UGI CORPORATION AND SUBSIDIARIES

Gas Utility operating income and income before income taxes during the 2014 six-month period were $41.1 million and $43.2 million higher than the prior year, respectively. The increase in Gas Utility operating income principally reflects the $40.8 million increase in total margin. Operating expenses were about equal to the prior year six-month period as greater 2014 six-month period uncollectible accounts expense was offset principally by lower distribution system maintenance expenses and lower pension and benefit expenses. The increase in Gas Utility income before income taxes reflects the greater operating income ($41.1 million) and lower interest expense principally reflecting lower average interest rates.

Midstream & Marketing:

For the six months ended March 31,	2014	2013	Increase
(Millions of dollars)
Revenues (a)	$894.6	$562.5	$332.1	59.0%
Total margin (b)	$202.5	$108.1	$94.4	87.3%
Operating and administrative expenses	$33.8	$28.7	$5.1	17.8%
Operating income	$157.6	$70.9	$86.7	122.3%
Income before income taxes	$155.6	$69.1	$86.5	125.2%

(a)	Amounts are net of intercompany revenues between Midstream & Marketing’s Energy Services and Electric Generation segments.

(b)
Total margin represents total revenues less total cost of sales. Amounts exclude pre-tax (losses) gains from changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments and (losses) gains on settled commodity instruments not associated with current period transactions of $(6.0) million and $13.7 million during the 2014 six-month period and the 2013 six-month period, respectively.

Midstream & Marketing total revenues increased $332.1 million in the 2014 six-month period principally reflecting higher natural gas revenues ($249.3 million) principally from greater natural gas volumes and, to a much lesser extent, higher capacity management ($49.6 million), peaking ($26.5 million) and Electric Generation revenues. The increase in natural gas revenues principally reflects higher wholesale and retail natural gas volumes sold and higher natural gas prices. The greater capacity management and peaking service revenues principally reflects higher demand for natural gas pipeline capacity at significantly higher prices caused by periods of extreme cold weather in the Northeast and Mid-Atlantic regions primarily during the months of January and February 2014.The increase in Electric Generation revenues reflects higher electricity production at the Hunlock Creek electricity generating station. Midstream & Marketing cost of sales was $692.1 million in the 2014 six-month period compared to $454.4 million in the 2013 six-month period principally as the result of higher natural gas volumes and prices.

Midstream & Marketing total margin increased $94.4 million (87.3%) in the 2014 six-month period principally reflecting higher capacity management and peaking service total margin ($66.9 million), higher Electric Generation total margin ($14.0 million), and higher retail natural gas total margin partially offset by lower retail power total margin. To a much lesser extent, natural gas gathering total margin also increased reflecting incremental margin from the Auburn pipeline extension which was placed in service during the first quarter of Fiscal 2014. The significant increase in total margin from capacity management and peaking activities reflects higher demand for natural gas pipeline capacity at much higher prices as a result of periods of extreme cold weather primarily during January and February which resulted in significant locational basis price differences and increased demand for winter peaking services. The greater total margin from Electric Generation principally reflects the impact of higher unit margins at the Hunlock Creek natural gas-fired electricity generating facility due in large part to lower locally-sourced natural gas feedstock costs, greater electricity production, and higher Electric Generation capacity revenues.
Midstream & Marketing operating income and income before income taxes during the 2014 six-month period were $86.7 million and $86.5 million, respectively, higher than the prior-year period reflecting the previously mentioned significant increase in total margin ($94.4 million) partially offset by higher operating, administrative and depreciation expenses. The higher operating, administrative and depreciation expenses include, among other things, increased expenses associated with storage and natural gas gathering assets, higher uncollectible accounts expense and a $1.4 million charge relating to the write-off of certain deferred pipeline development costs. Electric Generation operating expenses in the 2014 six-month period were slightly higher largely a result of the increased production at the Hunlock Creek electricity generating facility.
Interest Expense and Income Taxes. Our consolidated interest expense during the 2014 six-month period was $2.8 million lower principally reflecting slightly lower UGI Utilities and AmeriGas Propane interest expense.
Our consolidated effective income tax rate for the six months ended March 31, 2014, was higher than the prior-year period. The higher effective tax rate in the 2014 six-month period reflects the effects of new tax legislation in France and, to a lesser extent, a

UGI CORPORATION AND SUBSIDIARIES

higher proportion of pretax earnings from higher tax rate domestic business units. The new tax legislation in France, among other things, limits Antargaz’ ability to deduct interest expense for income tax purposes on certain intercompany debt and increases the corporate surtax rate for a period of two years. Based upon our review of the new tax legislation, provisions of the new tax legislation associated with the deductibility of interest expense on certain intercompany debt at Antargaz applies retroactively to Fiscal 2013. During the three months ended December 31, 2013, the Company recorded income taxes of $5.7 million to reflect the retroactive effects of the new French tax legislation associated with the deductibility of interest expense on certain intercompany debt.

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
Our cash and cash equivalents totaled $493.6 million at March 31, 2014, compared with $389.3 million at September 30, 2013. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2014 and September 30, 2013, UGI had $202.8 million and $171.6 million, respectively, of cash and cash equivalents.
Long-term Debt and Credit Facilities
The Company’s debt outstanding at March 31, 2014, totaled $3,873.7 million (including current maturities of long-term debt of $65.0 million and bank loan borrowings of $260.1 million) compared to debt outstanding at September 30, 2013, of $3,837.3 million (including current maturities of long-term debt of $67.2 million and bank loan borrowings of $227.9 million). Total debt outstanding at March 31, 2014, consists of (1) $2,494.0 million of Partnership debt; (2) $667.3 million of UGI International debt; (3) $648.5 million of UGI Utilities’ debt; (4) $52.5 million of Midstream & Marketing debt; and (5) $11.4 million of other debt.
AmeriGas Partners. AmeriGas Partners’ total debt at March 31, 2014, includes $2,250.8 million of AmeriGas Partners’ Senior Notes, $198.0 million of AmeriGas OLP bank loan borrowings and $45.2 million of other long-term debt.
UGI International. UGI International’s total debt at March 31, 2014, includes $523.3 million (€380 million) outstanding under Antargaz’ Senior Facilities term loan, $52 million under Flaga’s U.S. dollar-denominated term loan and a combined $82.3 million (€59.8 million) outstanding under Flaga’s three term loans. Total UGI International debt outstanding at March 31, 2014, also includes combined borrowings of $4.1 million outstanding under all of Flaga’s working capital facilities and $5.6 million (€4.1 million) of other long-term debt.
UGI Utilities. UGI Utilities’ total debt at March 31, 2014, includes long-term debt comprising $450 million of Senior Notes, $192 million of Medium-Term Notes and $6.5 million of bank loan borrowings. In March 2014, UGI Utilities repaid $175 million outstanding under the UGI Utilities Term Loan Credit Agreement with proceeds from the issuance of $175 million of 4.98% Senior Notes due March 26, 2044. For further information on the 4.98% Senior Notes, see Note 14 to condensed consolidated financial statements.
Credit Facilities
Due to the seasonal nature of the Company’s businesses, operating cash flows are generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products consumed during the peak heating season months. Conversely, operating cash flows are generally at their lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities primarily use their credit facilities to satisfy their seasonal operating cash flow needs. Energy Services historically has used its Receivables Facility to satisfy its operating cash flow needs. Energy Services also has a $240 million credit facility that it can use for working capital and general corporate purposes. Flaga principally uses borrowings under its credit agreements to satisfy its operating cash flow needs. Antargaz has generally funded its operating cash flow needs without using its revolving credit facilities and AvantiGas has satisfied its operating cash flow needs from cash on hand. Borrowings under the credit facilities and the Energy Services Receivables Facility are classified as bank loans on the Condensed Consolidated Balance Sheets.

UGI CORPORATION AND SUBSIDIARIES

AmeriGas Partners. AmeriGas OLP has a $525 million unsecured credit agreement (“AmeriGas Credit Agreement”) that expires on October 15, 2016.

UGI International. Under its Senior Facilities Agreement, Antargaz has a €40 million credit facility that expires in March 2016. Flaga has two principal working capital facilities (the “Flaga Credit Agreements”) comprising (1) a €46 million multi-currency working capital facility that includes an uncommitted €6 million overdraft facility (the “Flaga Multi-Currency Working Capital Facility”) and (2) a euro-denominated working capital facility that provides for borrowings and issuances of guarantees totaling €12 million (the “Euro Facility”). Both the Flaga Multi-Currency Working Capital Facility and the Euro Facility are currently scheduled to expire in September 2014. Flaga expects to extend these facilities prior to their expiration.
UGI Utilities. UGI Utilities has a revolving credit agreement (the “UGI Utilities Credit Agreement”) with a group of banks providing for borrowings of up to $300 million (including a $100 million sublimit for letters of credit) that expires in October 2015.
Midstream & Marketing. Energy Services has an unsecured credit agreement (“Energy Services Credit Agreement”) with a group of lenders providing for borrowings of up to $240 million (including a $50 million sublimit for letters of credit) that expires in June 2016. The Energy Services Credit Agreement can be used for general corporate purposes of Energy Services and its subsidiaries and to fund dividend payments provided that, after giving effect to such dividend payments, Energy Services maintains a specified ratio of Consolidated Total Indebtedness to EBITDA, each as defined in the Energy Services Credit Agreement.

Information about the Company’s principal credit agreements as of and for the six months ended March 31, 2014 and 2013, including the average daily and peak bank loan borrowings under the Company’s principal credit agreements is presented in the table below. The Energy Services Receivables Facility is discussed further below and is excluded from the table. There were no borrowings under Antargaz’ credit facility during the six months ended March 31, 2014 or 2013.

(Millions of dollars or euros)	As of March 31, 2014				For the six months ended March 31, 2014
	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Capacity	Average Borrowings	Peak Borrowings
AmeriGas Credit Agreement	$525.0	$198.0	$64.7	$262.3	$203.4	$320.0
Antargaz Credit Facility	€40.0	€0.0	€0.0	€40.0	N.A.	N.A.
Flaga Credit Agreements	€58.0	€1.2	€32.3	€24.5	€2.2	€3.6
UGI Utilities Credit Agreement	$300.0	$6.5	$2.0	$291.5	$45.6	$84.0
Energy Services Credit Agreement	$240.0	$41.0	$0.0	$199.0	$78.4	$114.0

	As of March 31, 2013				For the six months ended March 31, 2013
	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Capacity	Average Borrowings	Peak Borrowings
AmeriGas Credit Agreement	$525.0	$115.9	$54.1	$355.0	$118.1	$200.5
Antargaz Credit Facility	€40.0	€0.0	€0.0	€40.0	N.A.	N.A.
Flaga Credit Agreements	€58.0	€3.8	€19.5	€34.7	€5.8	€11.9
UGI Utilities Credit Agreement	$300.0	$0.0	$2.0	$298.0	$40.9	$79.0
Energy Services Credit Agreement	$240.0	$36.0	$0.0	$204.0	$50.8	$85.0
Energy Services has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper that is currently scheduled to expire in October 2014. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period November 1, 2013 to May 31, 2014, and up to $75 million of eligible receivables during the period June 1, 2014 to October 31, 2014. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes. Energy Services intends to extend its Receivables Facility prior to its scheduled expiration.
Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided

UGI CORPORATION AND SUBSIDIARIES

interest in some or all of the receivables to a major bank and, prior to October 1, 2013, a commercial paper conduit of a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. Trade receivables sold to the bank and, prior to October 1, 2013, the commercial paper conduit remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank or the commercial paper conduit. The Company records interest expense on amounts owed to the bank or commercial paper conduit, as applicable.

During the six months ended March 31, 2014 and 2013, Energy Services transferred trade receivables totaling $551.8 million and $524.3 million, respectively, to ESFC. During the six months ended March 31, 2014 and 2013, ESFC sold an aggregate $251.0 million and $179.0 million, respectively, of undivided interests in its trade receivables to the bank or commercial paper conduit, as applicable. At March 31, 2014, the balance of ESFC receivables was $124.1 million and there was $10.5 million sold to the bank. At March 31, 2013, the outstanding balance of ESFC receivables was $82.6 million and there was $11.0 million sold to the commercial paper conduit. During the six months ended March 31, 2014 and 2013, peak amounts sold under the Receivables Facility were $84.0 million and $46.5 million, respectively, and average daily amounts sold were $45.6 million and $12.3 million, respectively.
Dividends and Distributions. On April 29, 2014, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.295 per Common Share or $1.18 on an annual basis. The new dividend rate reflects an approximate 4.4% increase from the previous quarterly rate of $0.2825. The new quarterly dividend rate is effective with the dividend payable on July 1, 2014, to shareholders of record on June 16, 2014. In addition, on January 30, 2014, the UGI Board of Directors authorized a share repurchase program for up to 10 million shares of UGI Corporation Common Stock. The authorization permits the execution of the share repurchase program over a four-year period.
On April 28, 2014, the General Partner’s Board of Directors approved an increase in the quarterly dividend rate on AmeriGas Partners Common Units to $0.88 per Common Unit, equal to an annual rate of $3.52 per Common Unit. The distribution reflects a 4.8% increase from the previous quarterly rate of $0.84. The new quarterly rate is effective with the distribution payable on May 19, 2014 to unitholders of record on May 9, 2014.

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
Operating Activities. Cash flow provided by operating activities was $483.0 million in the 2014 six-month period compared to $480.8 million in the 2013 six-month period. Cash flow from operating activities before changes in operating working capital was $832.6 million in the 2014 six-month period compared to $729.8 million in the prior-year six-month period. The increase in cash flow from operating activities before changes in operating working capital largely reflects the higher operating results during the 2014 six-month period. Cash required to fund changes in operating working capital totaled $349.6 million in the 2014 six-month period compared to $249.0 million in the prior-year six-month period. The increase in cash required to fund changes in operating working capital in the 2014 six-month period reflects, among other things, greater cash needed to fund accounts receivable resulting from the increased 2014 six-month period sales and lower net cash from UGI Utilities’ PGC recovery mechanism. This greater use of cash in the current-year period was partially offset by, among other things, the timing and amount of cash payments associated with accounts payable and changes in accrued income taxes.
Investing Activities. Cash flow used by investing activities was $237.3 million in the 2014 six-month period compared with $205.9 million in the prior-year period. Investing activity cash flow is principally affected by expenditures for property, plant and equipment; cash paid for acquisitions of businesses; changes in restricted cash balances; and proceeds from sales of assets. Cash payments for property, plant and equipment increased $39.6 million in the 2014 six-month period as compared with the prior-year six-month period principally reflecting the timing of cash payments for property, plant and equipment at Midstream & Marketing.
Financing Activities. Cash flow used by financing activities was $145.4 million in the 2014 six-month period compared with $145.0 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net bank loan borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and issuances of UGI and AmeriGas Partners equity instruments. In March 2014, UGI Utilities repaid $175 million outstanding under the UGI Utilities Term Loan Credit Agreement with proceeds from the issuance of $175 million of 4.98% Senior Notes due March 26, 2044.

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

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. At March 31, 2014, the fair values of Gas Utility’s natural gas futures and option contracts were net gains of $2.4 million.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of financial transmission rights (“FTRs”) and forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2014, the fair values of Electric Utility’s electricity supply contracts were net gains of $0.4 million. At March 31, 2014, the fair values of Electric Utility’s FTRs were not material.
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures and swap contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures and swap contracts are recorded at fair value with changes in fair value reflected in other income. The amount of unrealized gains on these contracts and associated volumes under contract at March 31, 2014, were not material.
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

The fair value of unsettled commodity price risk sensitive derivative instruments held at March 31, 2014 (excluding those Gas Utility and Electric Utility commodity derivative instruments which are refundable to or recoverable from customers) was a loss of $1.1 million. A hypothetical 10% adverse change in the market price of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges would increase such loss by approximately $34.8 million at March 31, 2014.
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.
Our variable-rate debt at March 31, 2014, includes our bank loan borrowings and Antargaz’ and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. Antargaz and Flaga have effectively fixed the underlying euribor interest rates on their term loans through their scheduled maturity dates through the use of interest rate swaps. In addition, Flaga’s $52.0 million U.S. dollar-denominated loan has been swapped from fixed-rate U.S. dollars to fixed-rate euro currency at issuance through cross currency swaps, removing interest rate risk and foreign currency exchange risk associated with the underlying interest and principal payments. At March 31, 2014, combined borrowings outstanding under these variable-rate debt agreements, excluding Antargaz’ and Flaga’s effectively fixed-rate debt, totaled $260.1 million.
Long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt having similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). There were no unsettled IRPAs at March 31, 2014.
The fair value of unsettled interest rate risk sensitive derivative instruments held at March 31, 2014 (including pay-fixed, receive-variable interest rate swaps) was a loss of $27.8 million. A hypothetical 10% adverse change in the three-month euribor would result in a decrease in fair value of approximately $1.3 million.
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time we use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are liquidated. At March 31, 2014, there were no unsettled net investment hedges outstanding. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar, excluding the effects of any net investment hedges, would reduce their aggregate net book value at March 31, 2014, by approximately $103.9 million, which amount would be reflected in other comprehensive income.
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

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at March 31, 2014, was a loss of $7.7 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of approximately $24.6 million.
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
Certain of our derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our natural gas and electricity exchange-traded futures contracts generally require cash deposits in margin accounts. Declines in natural gas, LPG and electricity product costs can require our business units to post collateral with counterparties or make margin deposits to brokerage accounts. At March 31, 2014 and 2013, restricted cash in brokerage accounts totaled $4.4 million and $2.8 million, respectively.

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

Remediation Plans

Management and the Board of Directors have completed the remediation of the material weakness related to the accounting for commodity derivative instruments described in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Subsequent to the end of the Company’s fiscal year ended September 30, 2013, the Company has taken the following actions to remediate the material weakness: 1) supplemented the Company’s technical expertise for evaluating the accounting for commodity derivatives by hiring a Director of Risk and Compliance and utilizing the services of a third-party consultant, 2) enhanced controls over the assessment of new commodity derivative agreements to ensure the appropriate accounting is identified at the inception of the agreement, and 3) enhanced controls over commodity derivative agreements to ensure that any ongoing compliance requirements are appropriately monitored. In addition, management previously discontinued the use of hedge accounting for commodity derivative instruments at Midstream & Marketing and reports mark-to-market adjustments on unsettled derivatives.

(b)	Change in Internal Control over Financial Reporting
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Federal Trade Commission Investigation of Propane Grill Cylinder Filling Practices. On or about November 4, 2011, the General Partner received notice that the Federal Trade Commission (“FTC”) had initiated an antitrust and consumer protection investigation into certain practices of the Partnership which relate to the filling of portable propane cylinders. On February 2, 2012, the Partnership received a Civil Investigative Demand from the FTC that requested documents and information concerning, among other things, (i) the Partnership’s decision, in 2008, to reduce the volume of propane in cylinders it sells to consumers from 17 pounds to 15 pounds, and (ii) cross-filling, related service arrangements and communications regarding the foregoing with competitors. The Partnership responded to that subpoena and cooperated with subsequent requests for information. On March 27, 2014, the FTC issued an administrative complaint against the Partnership and UGI alleging that the General Partner and one of its competitors colluded in 2008 to persuade its joint customer, Walmart Stores, Inc., to accept the cylinder fill reduction from 17 pounds to 15 pounds.  The complaint does not seek monetary remedies.  The Partnership and UGI filed their Answer to the complaint on April 18, 2014 and believe that they have good defenses to the FTC’s claims.

ITEM 1A.    RISK FACTORS
In addition to the information presented below and the other information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Our international businesses are dependent on their principal propane suppliers, which increases the risks from an interruption in supply and transportation.

Our international businesses are dependent upon their LPG suppliers. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive. In addition, much of Flaga’s LPG is supplied by Kazakhstan and travels through Russia and Ukraine.  The imposition of sanctions on Flaga’s suppliers or a significant change in Flaga’s LPG supply route could lead to supply disruptions and higher costs which could have an adverse impact on our earnings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	0	N/A	0	10 million
February 1, 2014 to February 28, 2014	58,993	$42.25	58,993	9.9 million
March 1, 2014 to March 31, 2014	44,406	$44.77	44,406	9.9 million

(1) Shares of UGI Corporation Common Stock are repurchased through a share repurchase program announced by the Company on January 30, 2014. The Board of Directors authorized the repurchase of up to 10 million shares of UGI Corporation Common Stock over a four-year period.

UGI CORPORATION AND SUBSIDIARIES

ITEM 6.    EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

10.1	Term Loan Facility Agreement dated March 21, 2014 by and between UGI Europe, Inc., as borrower, UGI Corporation, as guarantor, and Wells Fargo Bank, National Association, London Branch, as creditor.

10.2	Guaranty dated March 21, 2014 by and between UGI Corporation, as guarantor, and Wells Fargo Bank, National Association, London Branch, as creditor.

10.3	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.

10.4	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective November 22, 2013.

10.5	UGI Corporation 2009 Deferral Plan, as Amended and Restated Effective January 24, 2014.

10.6	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2014.

10.7	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2014.

10.8	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2014.

10.9	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2014.

10.10	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2014.

10.11	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2014.

10.12	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2014.

10.13	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.

10.14	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady, dated January 1, 2014.

UGI CORPORATION AND SUBSIDIARIES

10.15	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Alerian) for Employees, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.1

10.16	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Employees, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.2

10.17	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Directors, dated January 8, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.3

10.18	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4

10.19	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.5

10.20	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter, dated January 16, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.6

10.21	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.7

10.22	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter (Alerian) for Mr. Grady, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.8

10.23	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter (Propane) for Mr. Grady, dated January 1, 2014.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.9
10.24	FSS Service Agreement No. 79028 effective as of April 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/14)	10.1

10.25	SST Service Agreement No. 79133 effective as of April 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-Q (3/31/14)	10.2

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 9, 2014	By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Chief Financial Officer

Date:	May 9, 2014	By:	/s/ Davinder S. Athwal
Davinder S. Athwal
Vice President - Accounting and
Financial Control and Chief Risk Officer

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.1	Term Loan Facility Agreement dated March 21, 2014 by and between UGI Europe, Inc., as borrower, UGI Corporation, as guarantor, and Wells Fargo Bank, National Association, London Branch, as creditor.

10.2	Guaranty dated March 21, 2014 by and between UGI Corporation, as guarantor, and Wells Fargo Bank, National Association, London Branch, as creditor.

10.3	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.

10.4	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective November 22, 2013.

10.5	UGI Corporation 2009 Deferral Plan, as Amended and Restated Effective January 24, 2014.

10.6	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 8, 2014.

10.7	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2014.

10.8	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 8, 2014.

10.9	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2014.

10.10	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2014.

10.11	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2014.

10.12	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2014.

10.13	UGI Corporation 2004 Omnibus Equity Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady dated February 24, 2014, as Amended and Restated.

10.14	UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for Mr. Grady, dated January 1, 2014.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2014, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL.Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase