Form 10-Q
period 2015-12-31
UGI CORP /PA/
filed 2016-02-05
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At January 31, 2016, there were 171,914,720 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	December 31, 2015	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$403.0	$369.7	$410.1
Restricted cash	55.5	69.3	54.6
Accounts receivable (less allowances for doubtful accounts of $30.6, $29.7 and $37.9, respectively)	803.1	619.7	960.6
Accrued utility revenues	30.8	12.1	52.7
Inventories	246.8	239.9	391.0
Deferred income taxes	—	7.8	46.1
Utility regulatory assets	3.9	4.1	16.8
Derivative instruments	29.1	23.3	19.7
Prepaid expenses and other current assets	101.8	113.9	88.0
Total current assets	1,674.0	1,459.8	2,039.6
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $2,896.9 $2,835.0 and $2,664.2, respectively)	5,012.9	4,994.1	4,552.7
Goodwill	2,965.1	2,953.4	2,806.8
Intangible assets, net	602.4	610.1	563.7
Utility regulatory assets	297.9	300.1	253.8
Derivative instruments	13.7	16.3	16.1
Deferred income taxes	5.6	5.1	—
Other assets	208.8	207.7	197.3
Total assets	$10,780.4	$10,546.6	$10,430.0
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$186.9	$258.0	$147.1
Short-term borrowings	456.8	189.9	458.5
Accounts payable	423.3	392.9	556.5
Derivative instruments	123.1	121.8	157.0
Other current liabilities	721.6	716.3	649.7
Total current liabilities	1,911.7	1,678.9	1,968.8
Long-term debt	3,422.4	3,441.8	3,341.2
Deferred income taxes	1,140.4	1,134.0	976.3
Deferred investment tax credits	3.5	3.6	3.8
Derivative instruments	33.6	31.2	39.9
Other noncurrent liabilities	676.3	684.7	545.3
Total liabilities	7,187.9	6,974.2	6,875.3
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized—450,000,000 shares; issued—173,825,741, 173,806,991 and 173,772,391 shares, respectively)	1,215.7	1,214.6	1,215.7
Retained earnings	1,712.3	1,636.9	1,506.0
Accumulated other comprehensive loss	(142.9)	(114.6)	(40.1)
Treasury stock, at cost	(65.7)	(44.9)	(35.3)
Total UGI Corporation stockholders’ equity	2,719.4	2,692.0	2,646.3
Noncontrolling interests, principally in AmeriGas Partners	873.1	880.4	908.4
Total equity	3,592.5	3,572.4	3,554.7
Total liabilities and equity	$10,780.4	$10,546.6	$10,430.0
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended December 31,
	2015	2014
Revenues	$1,606.6	$2,004.6
Costs and expenses:
Cost of sales (excluding depreciation shown below)	734.0	1,404.6
Operating and administrative expenses	464.1	435.7
Utility taxes other than income taxes	3.8	4.1
Depreciation	85.7	75.8
Amortization	14.9	15.2
Other operating income, net	(1.4)	(14.1)
	1,301.1	1,921.3
Operating income	305.5	83.3
Loss from equity investees	(0.1)	(1.0)
Interest expense	(57.9)	(59.0)
Income before income taxes	247.5	23.3
Income tax expense	(79.6)	(23.1)
Net income including noncontrolling interests	167.9	0.2
(Deduct net income) add net loss attributable to noncontrolling interests, principally in AmeriGas Partners	(53.3)	33.9
Net income attributable to UGI Corporation	$114.6	$34.1
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$0.66	$0.20
Diluted	$0.65	$0.19
Weighted-average common shares outstanding (thousands):
Basic	172,862	172,945
Diluted	175,218	175,786
Dividends declared per common share	$0.2275	$0.2175
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2015	2014
Net income including noncontrolling interests	$167.9	$0.2
Other comprehensive income (loss):
Net gains on derivative instruments (net of tax of $(4.2) and $(3.9), respectively)	6.8	7.7
Reclassifications of net (gains) losses on derivative instruments (net of tax of $3.2 and $(1.5), respectively)	(5.3)	2.1
Foreign currency adjustments (net of tax of $0 and $15.6, respectively)	(30.2)	(30.5)
Benefit plans (net of tax of $(0.3) and $(0.4), respectively)	0.4	0.6
Other comprehensive loss	(28.3)	(20.1)
Comprehensive income (loss) including noncontrolling interests	139.6	(19.9)
(Deduct comprehensive income) add comprehensive loss attributable to noncontrolling interests, principally in AmeriGas Partners	(53.3)	35.0
Comprehensive income attributable to UGI Corporation	$86.3	$15.1
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$167.9	$0.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	100.6	91.0
Deferred income tax benefit, net	(20.9)	(59.8)
Provision for uncollectible accounts	6.0	7.0
Unrealized (gains) losses on derivative instruments	(1.1)	229.7
Other, net	5.9	(0.9)
Net change in:
Accounts receivable and accrued utility revenues	(213.4)	(341.8)
Inventories	(9.1)	27.6
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(6.8)	4.4
Accounts payable	33.7	119.3
Collateral deposits	2.5	(90.9)
Other current assets	2.6	(14.9)
Other current liabilities	59.6	48.1
Net cash provided by operating activities	127.5	19.0
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(132.0)	(132.1)
Acquisitions of businesses, net of cash acquired	(41.7)	(7.2)
Decrease (increase) in restricted cash	13.8	(38.0)
Other, net	4.6	7.0
Net cash used by investing activities	(155.3)	(170.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(39.2)	(37.5)
Distributions on AmeriGas Partners publicly held Common Units	(63.6)	(60.8)
Repayments of debt	(74.5)	(2.6)
Increase in short-term borrowings	260.4	213.0
Receivables Facility net borrowings	6.5	35.5
Issuances of UGI Common Stock	2.0	5.5
Repurchases of UGI Common Stock	(23.6)	—
Other	0.4	(3.3)
Net cash provided by financing activities	68.4	149.8
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7.3)	(7.9)
Cash and cash equivalents increase (decrease)	$33.3	$(9.4)
Cash and cash equivalents:
End of period	$403.0	$410.1
Beginning of period	369.7	419.5
Increase (decrease)	$33.3	$(9.4)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars)

	Three Months Ended December 31,
	2015	2014
Common stock, without par value
Balance, beginning of period	$1,214.6	$1,215.6
Common Stock issued in connection with employee and director plans (including (losses) on treasury stock transactions), net of tax withheld	(0.9)	(3.9)
Excess tax benefits realized on equity-based compensation	0.4	1.8
Equity-based compensation expense	1.6	2.2
Balance, end of period	$1,215.7	$1,215.7
Retained earnings
Balance, beginning of period	$1,636.9	$1,509.4
Net income attributable to UGI Corporation	114.6	34.1
Cash dividends on Common Stock	(39.2)	(37.5)
Balance, end of period	$1,712.3	$1,506.0
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(114.6)	$(21.2)
Net gains on derivative instruments, net of tax	6.8	7.7
Reclassification of net (gains) losses on derivative instruments, net of tax	(5.3)	3.3
Benefit plans, net of tax	0.4	0.6
Foreign currency, net of tax	(30.2)	(30.5)
Balance, end of period	$(142.9)	$(40.1)
Treasury stock
Balance, beginning of period	$(44.9)	$(44.7)
Common stock issued in connection with employee and director plans, net of tax withheld	3.0	9.8
Repurchases of Common Stock	(23.6)	—
Reacquired common stock - employee and director plans	(0.2)	(0.4)
Balance, end of period	$(65.7)	$(35.3)
Total UGI Corporation stockholders’ equity	$2,719.4	$2,646.3
Noncontrolling interests
Balance, beginning of period	$880.4	$1,004.1
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	53.3	(33.9)
Reclassification of net gains on derivative instruments	—	(1.2)
Dividends and distributions	(63.6)	(60.8)
Other	3.0	0.2
Balance, end of period	$873.1	$908.4
Total equity	$3,592.5	$3,554.7
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”). AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”), which is referred to herein as the “Operating Partnership.” AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”) serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At December 31, 2015, the General Partner held a 1% general partner interest and a 25.3% limited partner interest in AmeriGas Partners and held an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners comprises Common Units held by the public. The General Partner also holds incentive distribution rights that entitle it to receive distributions from AmeriGas Partners in excess of its 1% general partner interest under certain circumstances as further described in Note 15 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Company’s 2015 Annual Report”). Incentive distributions received by the General Partner during the three months ended December 31, 2015 and 2014 were $8.6 and $6.5, respectively.

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

Enterprises, through UGI Energy Services, LLC and its subsidiaries, conducts an energy marketing, midstream infrastructure, storage, natural gas gathering, natural gas production and energy services business primarily in the Mid-Atlantic and Northeast U.S. In addition, UGI Energy Services, LLC’s wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electricity generation facilities principally located in Pennsylvania. These businesses are referred to herein collectively as “Midstream & Marketing.” UGI Energy Services, LLC is referred to herein as “Energy Services.” Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region through first-tier subsidiaries (“HVAC”).

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Note 2 — Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2015, condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2015 Annual Report. Due to the seasonal nature of our businesses, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Earnings Per Common Share. Basic earnings per share attributable to UGI Corporation shareholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended December 31,
	2015	2014
Denominator (thousands of shares):
Weighted-average common shares outstanding for basic computation	172,862	172,945
Incremental shares issuable for stock options and awards	2,356	2,841
Weighted-average common shares outstanding for diluted computation	175,218	175,786

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

Certain of our derivative instruments are designated and qualify as cash flow hedges or net investment hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interests, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Gains and losses on net investment hedges that relate to our foreign operations are included in AOCI until such foreign net investment is sold or liquidated. Unrealized gains and losses on substantially all of the commodity derivative instruments used by Gas Utility and Electric Utility are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers.

Effective October 1, 2014, UGI International determined on a prospective basis that it would not elect cash flow hedge accounting for its commodity derivative transactions and also de-designated its then-existing commodity derivative instruments accounted for as cash flow hedges. Also effective October 1, 2014, AmeriGas Propane de-designated its remaining commodity derivative instruments accounted for as cash flow hedges. Previously, AmeriGas Propane had discontinued cash flow hedge accounting for all commodity derivative instruments entered into beginning April 1, 2014. Midstream & Marketing has not applied cash flow hedge accounting for its commodity derivative instruments during any of the periods presented. Substantially all realized and unrealized gains and losses on commodity derivative instruments are recorded in cost of sales or revenues, as appropriate, on the Condensed Consolidated Statements of Income.

Cash flows from derivative instruments, other than net investment hedges and certain cross-currency swaps, if any, are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. Cash flows from net investment hedges are included in cash flows from investing activities on the Condensed Consolidated Statements of Cash Flows. Cash flows

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

from the interest portion of our cross-currency hedges are included in cash flow from operating activities while cash flows from the currency portion of such hedges are included in the cash flow from financing activities.

For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 12.

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

Correction of Prior Period Error in Other Comprehensive Income
During the three months ended June 30, 2015, the Company recorded an adjustment to decrease other comprehensive income related to prior periods by reducing the amount of net deferred tax assets that had been previously recognized for (1) foreign currency adjustments related to foreign subsidiaries whose undistributed earnings are considered indefinitely reinvested, and (2) foreign currency adjustments related to intercompany loans between a U.S. domiciled entity and its foreign branch that is considered disregarded for tax purposes and for which income taxes will not be payable. Accounting Standards Codification (“ASC”) No. 740, “Income Taxes,” provides an exception to recording deferred tax attributes associated with these components of comprehensive income. Previously, the Company had incorrectly recorded deferred taxes on these currency adjustments. During the three months ended June 30, 2015, the Company evaluated the effects of the errors, both qualitatively and quantitatively, and concluded that they did not have a material impact on any prior period financial statement and recorded the cumulative effect of the error as of April 1, 2015. If the Company had corrected the error in all of the periods prior to April 1, 2015, other comprehensive loss for the three months ended December 31, 2014, would have increased by $14.4.

Note 3 — Accounting Changes

Adoption of New Accounting Standard

Presentation of Deferred Taxes. During the first quarter of Fiscal 2016, the Company adopted new accounting guidance regarding the classification of deferred taxes. The new guidance amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. We applied this guidance prospectively and, as a result, prior period amounts have not been adjusted.
Accounting Standards Not Yet Adopted

Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015 (Fiscal 2017). Early adoption is permitted. Entities will apply the new guidance retrospectively to all periods presented. The Company expects to adopt the new guidance effective September 30, 2016. The adoption of the new guidance is not expected to have a material impact on the Company’s financial statements.

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU supersedes the revenue recognition requirements in ASC No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for the Company for interim and annual periods beginning October 1, 2018 (Fiscal 2019) and allows for either full retrospective adoption or modified retrospective adoption. We have not yet selected a transition method and are currently evaluating the impact of adopting this guidance on our financial statements.

Note 4 — Inventories

Inventories comprise the following:

	December 31, 2015	September 30, 2015	December 31, 2014
Non-utility LPG and natural gas	$148.6	$140.7	$260.4
Gas Utility natural gas	35.9	37.5	72.4
Materials, supplies and other	62.3	61.7	58.2
Total inventories	$246.8	$239.9	$391.0

At December 31, 2015, UGI Utilities is a party to two principal storage contract administrative agreements (“SCAAs”) having terms of three years. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of December 31, 2015, UGI Utilities has SCAAs with Energy Services and a non-affiliate. The carrying value of gas storage inventories released under the SCAAs with the non-affiliate at December 31, 2015, September 30, 2015 and December 31, 2014, comprising 3.8 billion cubic feet (“bcf”), 4.0 bcf and 3.4 bcf of natural gas, was $9.4, $9.8 and $14.4, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Note 5 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	December 31, 2015	September 30, 2015	December 31, 2014
Goodwill (not subject to amortization)	$2,965.1	$2,953.4	$2,806.8
Intangible assets:
Customer relationships, noncompete agreements and other	$764.6	$761.1	$709.3
Accumulated amortization	(292.2)	(282.4)	(271.9)
Intangible assets, net (definite-lived)	472.4	478.7	437.4
Trademarks and tradenames (indefinite-lived)	130.0	131.4	126.3
Total intangible assets, net	$602.4	$610.1	$563.7
The changes in goodwill and intangible assets are primarily due to acquisitions and the effects of currency translation. Amortization expense of intangible assets was $12.8 and $13.0 for the three months ended December 31, 2015 and December 31, 2014, respectively. Amortization expense included in cost of sales in the Condensed Consolidated Statements of Income is not material. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2016 and for the next four fiscal years is as follows: remainder of Fiscal 2016 — $39.0; Fiscal 2017 — $46.1; Fiscal 2018 — $44.6; Fiscal 2019 — $42.9; Fiscal 2020 — $41.6.

Note 6 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 9 in the Company’s 2015 Annual Report. UGI Utilities does not recover a rate of return on its regulatory assets. The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Condensed Consolidated Balance Sheets:

	December 31, 2015	September 30, 2015	December 31, 2014
Regulatory assets:
Income taxes recoverable	$117.4	$115.9	$111.1
Underfunded pension and postretirement plans	138.3	140.8	107.8
Environmental costs	17.6	20.0	14.7
Deferred fuel and power costs	—	—	16.7
Removal costs, net	22.3	21.2	17.6
Other	6.2	6.3	2.7
Total regulatory assets	$301.8	$304.2	$270.6
Regulatory liabilities (a):
Postretirement benefits	$20.3	$20.0	$19.0
Deferred fuel and power refunds	28.1	36.6	—
State tax benefits—distribution system repairs	13.7	13.3	10.3
Other	1.1	1.1	3.6
Total regulatory liabilities	$63.2	$71.0	$32.9

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at December 31, 2015, September 30, 2015 and December 31, 2014 were $(4.5), $(3.3) and $(6.8), respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. Prior to March 1, 2015, we did not elect the NPNS exception under GAAP for these contracts. Therefore, we recognized the fair value of these contracts on the balance sheet with an associated adjustment to regulatory assets or liabilities because Electric Utility is entitled to fully recover its DS costs. At December 31, 2015, September 30, 2015, and December 31, 2014, the fair values of Electric Utility’s electricity supply contracts were gains (losses) of $(0.5), $(0.5) and $(2.4), respectively. These amounts are reflected in current and noncurrent derivative assets and current and noncurrent derivative liabilities on the Condensed Consolidated Balance Sheets with equal and offsetting amounts reflected in deferred fuel and power costs and refunds in the table above. Effective with Electric Utility forward contracts entered into beginning March 1, 2015, Electric Utility has elected the NPNS exception under GAAP and, as a result, the fair values of such contracts are not recognized on the balance sheet (see Note 12).

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at December 31, 2015, September 30, 2015, and December 31, 2014, were not material.

UGI Gas Base Rate Filing. On January 19, 2016, UGI Utilities filed a request with the PUC to increase UGI Gas base operating revenues for residential, commercial and industrial customers by $58.6 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. UGI Utilities is requesting that the new gas rates become effective March 19, 2016. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. This review process is expected to last approximately nine months, however, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

Note 7 — Energy Services Accounts Receivable Securitization Facility

Energy Services has an accounts receivable securitization facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2016. The Receivables Facility provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period November through April and up to $75 of eligible receivables during the period May through October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold and, subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a major bank. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable.

During the three months ended December 31, 2015 and 2014, Energy Services transferred trade receivables to ESFC totaling $199.3 and $286.4, respectively. During the three months ended December 31, 2015 and 2014, ESFC sold an aggregate $61.5 and $105.0, respectively, of undivided interests in its trade receivables to the bank. At December 31, 2015, the outstanding balance of ESFC receivables was $55.4 of which $26.0 was sold to the bank. At December 31, 2014, the outstanding balance of ESFC receivables was $96.5 of which $43.0 was sold to the bank. Losses on sales of receivables to the bank during the three months

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

ended December 31, 2015 and 2014, which are included in interest expense on the Condensed Consolidated Statements of Income, were not material.

Note 8 — Debt
In October 2015, Flaga entered into a €100.8 Credit Facility Agreement (“Flaga Credit Facility Agreement”) with a bank. The Flaga Credit Facility Agreement includes a €25 multi-currency revolving credit facility, a €5 overdraft facility, a €25 guarantee facility and a €45.8 variable-rate term loan facility. Borrowings under the Flaga Credit Facility Agreement’s €45.8 term loan facility were used to refinance its €19.1 term loan due October 2016 and its €26.7 term loan due August 2016. Concurrent with entering into the Flaga Credit Facility Agreement, Flaga terminated its then-existing €46 multi-currency working capital facility.
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
The €45.8 term loan matures in October 2020. The €45.8 term bears interest at three-month euribor rates, plus a margin. The margin on such borrowings ranges from 0.40% to 1.80% and is based upon certain consolidated equity, return on assets and debt to EBITDA ratios, as defined. Flaga has entered into pay-fixed, receive-variable interest rate swaps that generally fix the underlying euribor rate on the term loan borrowings at 2.18% through September 2016 and 0.23% from October 2016 through October 2020.
Because the cash flows associated with the refinancing of the then-existing term loans were with the same bank, such cash flows have been reflected “net” on the Condensed Consolidated Statement of Cash Flows.

Note 9 — Commitments and Contingencies

Environmental Matters

UGI Utilities

CPG is party to a Consent Order and Agreement (“CPG-COA”) with the Pennsylvania Department of Environmental Protection (“DEP”) requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which manufactured gas plant (“MGP”) related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At December 31, 2015 and 2014, our accrued liabilities for environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $11.7 and $11.2, respectively. We have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable.

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

UGI Utilities does not expect its costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to its results of operations because (1) UGI Gas is currently permitted to include in rates, through future base rate proceedings, a five-year average of such prudently incurred remediation costs, and (2) CPG and PNG receive ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites. This ratemaking recognition

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At December 31, 2015, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Gas was material.

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

Other Matters

Purported Class Action Lawsuits.  Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade its common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri.  In July 2015, the Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit, which is still pending. The indirect customers filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In January 2016, the District Court dismissed the remaining injunctive relief claims for the indirect purchasers. As a result, the only claims remaining with respect to indirect purchasers involve alleged violations of Wisconsin, Maine and Vermont state antitrust laws. We are unable to reasonably estimate the impact, if any, arising from such litigation. We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended December 31,	2015	2014	2015	2014
Service cost	$2.5	$2.4	$0.2	$0.2
Interest cost	6.6	6.3	0.2	0.2
Expected return on assets	(8.0)	(7.9)	(0.2)	(0.2)
Amortization of:
Prior service cost (benefit)	0.1	0.1	(0.1)	(0.1)
Actuarial loss	2.7	2.5	—	—
Net benefit cost	3.9	3.4	0.1	0.1
Change in associated regulatory liabilities	—	—	0.9	0.9
Net expense	$3.9	$3.4	$1.0	$1.0

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, smallcap common stocks and UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the three months ended December 31, 2015 and 2014, the Company made cash contributions to the U.S. Pension Plan of $2.5 and $2.8, respectively. The Company expects to make additional discretionary cash contributions of approximately $7.4 to the U.S. Pension Plan during the remainder of Fiscal 2016.

UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the three months ended December 31, 2015 and 2014.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net periodic costs associated with these plans for the three months ended December 31, 2015 and 2014 were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents on a gross basis our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of December 31, 2015, September 30, 2015 and December 31, 2014:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
December 31, 2015:
Derivative instruments:
Assets:
Commodity contracts	$19.7	$10.8	$—	$30.5
Foreign currency contracts	$—	$25.4	$—	$25.4
Interest rate contracts	$—	$0.6	$—	$0.6
Cross-currency swaps	$—	$1.9	$—	$1.9
Liabilities:
Commodity contracts	$(70.5)	$(97.5)	$—	$(168.0)
Interest rate contracts	$—	$(9.8)	$—	$(9.8)
Non-qualified supplemental postretirement grantor trust investments (a)	$31.7	$—	$—	$31.7
September 30, 2015:
Derivative instruments:
Assets:
Commodity contracts	$17.4	$11.6	$—	$29.0
Foreign currency contracts	$—	$29.1	$—	$29.1
Cross-currency swaps	$—	$0.4	$—	$0.4
Liabilities:
Commodity contracts	$(70.0)	$(99.0)	$—	$(169.0)
Foreign currency contracts	$—	$(0.1)	$—	$(0.1)
Interest rate contracts	$—	$(10.8)	$—	$(10.8)
Non-qualified supplemental postretirement grantor trust investments (a)	$30.3	$—	$—	$30.3
December 31, 2014:
Derivative instruments:
Assets:
Commodity contracts	$14.1	$26.1	$—	$40.2
Foreign currency contracts	$—	$18.7	$—	$18.7
Interest rate contracts	$—	$0.1	$—	$0.1
Cross-currency swaps	$—	$4.3	$—	$4.3
Liabilities:
Commodity contracts	$(69.4)	$(228.5)	$—	$(297.9)
Interest rate contracts	$—	$(17.0)	$—	$(17.0)
Non-qualified supplemental postretirement grantor trust investments (a)	$31.4	$—	$—	$31.4

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans.

The fair values of our Level 1 exchange-traded commodity futures and option contracts and non-exchange-traded commodity futures and forward contracts are based upon actively quoted market prices for identical assets and liabilities. The remainder of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

our derivative instruments are designated as Level 2. The fair values of certain non-exchange traded commodity derivatives designated as Level 2 are based upon indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. For commodity option contracts designated as Level 2 that are not traded on an exchange, we use a Black Scholes option pricing model that considers time value and volatility of the underlying commodity. The fair values of our Level 2 interest rate contracts, foreign currency contracts and cross-currency contracts are based upon third-party quotes or indicative values based on recent market transactions. The fair values of investments held in grantor trusts are derived from quoted market prices as substantially all of the investments in these trusts have active markets. There were no transfers between Level 1 and Level 2 during the periods presented.

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At December 31, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,609.3 and $3,590.4, respectively. At December 31, 2014, the carrying amount and estimated fair value of our long-term debt (including current maturities) were $3,488.3 and $3,640.7, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).

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

Commodity Price Risk

In order to manage market price risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, the Partnership, certain other domestic business units and our UGI International operations also use over-the-counter price swap and option contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases. The Partnership from time to time enters into price swap and put option agreements to reduce the effects of short-term commodity price volatility. At December 31, 2015 and 2014, total volumes associated with LPG commodity derivative instruments totaled 481.9 million gallons and 429.6 million gallons, respectively. At December 31, 2015, the maximum period over which we are economically hedging our exposure to LPG commodity price risk is 45 months.

Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. At December 31, 2015 and 2014, the volumes of natural gas associated with Gas Utility’s unsettled NYMEX natural gas futures and option contracts totaled 12.4 million dekatherms and 11.2 million dekatherms, respectively. At December 31, 2015, the maximum period over which Gas Utility is economically hedging natural gas market price

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

risk is 9 months. Gains and losses on natural gas futures contracts and any gains on natural gas option contracts are recorded in regulatory assets or liabilities on the Condensed Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 6).

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. For such contracts entered into by Electric Utility prior to March 1, 2015, Electric Utility chose not to elect the NPNS exception under GAAP related to these derivative instruments and the fair values of these contracts are reflected in current and noncurrent derivative instrument assets and liabilities in the accompanying Condensed Consolidated Balance Sheets. Associated gains and losses on these forward contracts are recorded in regulatory assets and liabilities on the Condensed Consolidated Balance Sheets in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 6). Effective with Electric Utility forward electricity purchase contracts entered into beginning March 1, 2015, Electric Utility has elected the NPNS exception under GAAP and, as a result, the fair values of such contracts are not recognized on the balance sheet. At December 31, 2015 and 2014, the volumes of Electric Utility’s forward electricity purchase contracts were 333.3 million kilowatt hours and 486.2 million kilowatt hours, respectively. At December 31, 2015, the maximum period over which these contracts extend is 11 months.

In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts and from time to time also enters into New York Independent System Operator (“NYISO”) capacity swap contracts to economically hedge the locational basis differences for customers it serves on the NYISO electricity grid. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or liabilities in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 6). At December 31, 2015 and 2014, the total volumes associated with FTRs and NYISO capacity contracts totaled 223.7 million kilowatt hours and 331.8 million kilowatt hours, respectively. At December 31, 2015, the maximum period over which we are economically hedging electricity congestion and locational basis differences is 5 months.
In order to manage market price risk relating to fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures contracts, Intercontinental Exchange (“ICE”) natural gas basis swap contracts, and electricity futures and forward contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. In addition, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later near-term sale of natural gas or propane. Because it could no longer assert the NPNS exception under GAAP for new contracts entered into for the forward purchase of natural gas and pipeline transportation, beginning in the second quarter of Fiscal 2014 Energy Services began recording these contracts at fair value with changes in fair value reflected in cost of sales.

At December 31, 2015 and 2014, total volumes associated with Midstream & Marketing’s natural gas futures, forward and pipeline contracts totaled 104.9 million dekatherms and 127.8 million dekatherms, respectively. At December 31, 2015 and 2014, total volumes associated with Midstream & Marketing’s natural gas basis swap contracts totaled 86.1 million dekatherms and 37.1 million dekatherms, respectively. At December 31, 2015, the maximum period over which we are hedging our exposure to the variability in cash flows associated with natural gas commodity price risk is 39 months. At December 31, 2015 and 2014, total volumes associated with Midstream & Marketing’s electricity long forward and futures contracts and electricity short forward and futures contracts totaled 547.8 million kilowatt hours and 252.9 million kilowatt hours, and 350.0 million kilowatt hours and 184.1 million kilowatt hours, respectively. At December 31, 2015, the maximum period over which we are hedging our exposure to the variability in cash flows associated with electricity commodity price risk (excluding Electric Utility) is 39 months for electricity call contracts and 37 months for electricity put contracts. At December 31, 2015, the volumes associated with Midstream & Marketing’s natural gas storage and propane storage NYMEX contracts totaled 1.6 million dekatherms and 1.8 million gallons, respectively. At December 31, 2014, the volumes associated with Midstream & Marketing’s natural gas storage and propane storage NYMEX contracts totaled 0.6 million dekatherms and 2.6 million gallons, respectively.

At December 31, 2015, there were no amounts remaining in AOCI related to commodity derivative hedges.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Interest Rate Risk

UGI France’s and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. UGI France and Flaga have each entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rate of interest on their variable-rate term loans through the respective scheduled maturity dates. As of December 31, 2015 and 2014, the total notional amounts of variable-rate debt subject to interest rate swap agreements (excluding Flaga’s cross-currency swap as described below) were €645.8 and €401.1, respectively.

Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). At December 31, 2015, the total notional amount of unsettled IRPAs was $290.0. At December 31, 2014, we had no unsettled IRPAs. Our December 31, 2015, unsettled IRPA contracts hedge forecasted interest payments expected to occur over ten- and thirty-year periods beginning in Fiscal 2016.

We account for interest rate swaps and IRPAs as cash flow hedges. At December 31, 2015, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is approximately $2.2.

Foreign Currency Exchange Rate Risk

In order to reduce volatility, UGI France hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases during the heating-season months of October through March through the use of forward foreign currency exchange contracts. At December 31, 2015 and 2014, we were hedging a total of $280.5 and $225.8 of U.S. dollar-denominated LPG purchases, respectively. At December 31, 2015, the maximum period over which we are hedging our exposure to the variability in cash flows associated with U.S. dollar-denominated purchases of LPG is 39 months. From time to time we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value on a portion of our International Propane euro-denominated net investments. At December 31, 2015 and 2014, we had no euro-denominated net investment hedges.

We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. At December 31, 2015, the amount of net gains associated with currency rate risk expected to be reclassified into earnings during the next twelve months based upon current fair values is $16.0.

Cross-Currency Swaps

From time to time, Flaga enters into cross-currency swaps to hedge its exposure to the variability in expected future cash flows associated with foreign currency and interest rate risk. These cross-currency hedges include initial and final exchanges of principal from a fixed euro denomination to a fixed U.S. dollar-denominated amount, to be exchanged at a specified rate, which was determined by the market spot rate on the date of issuance. These cross-currency swaps also include interest rate swaps of a fixed foreign-denominated interest rate to a fixed U.S. dollar-denominated interest rate. We designate these cross-currency swaps as cash flow hedges. At December 31, 2015 and 2014, cross-currency swaps were hedging foreign currency risk associated with interest and principal payments on $59.1 and $52.0 of Flaga U.S. dollar-denominated debt, respectively.

At December 31, 2015, the amount of net gains associated with this cross-currency swap expected to be reclassified into earnings during the next twelve months is not material.

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

traded futures contracts generally require cash deposits in margin accounts. At December 31, 2015 and 2014, restricted cash in brokerage accounts totaled $55.5 and $54.6, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at December 31, 2015. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$25.4	$18.7
Cross-currency contracts	1.9	4.3
Interest rate contracts	0.6	0.1
	27.9	23.1
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	0.2	0.2
Derivatives not designated as hedging instruments:
Commodity contracts	30.3	40.0
Total derivative assets - gross	58.4	63.3
Gross amounts offset in the balance sheet	(15.6)	(27.5)
Total derivative assets - net	$42.8	$35.8
Derivative liabilities:
Derivatives designated as hedging instruments:
Interest rate contracts	$(9.8)	$(17.0)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(6.3)	(9.4)
Derivatives not designated as hedging instruments:
Commodity contracts	(161.7)	(288.5)
Total derivative liabilities - gross	(177.8)	(314.9)
Gross amounts offset in the balance sheet	15.6	27.5
Cash collateral pledged	5.5	90.5
Total derivative liabilities - net	$(156.7)	$(196.9)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments in the Condensed Consolidated Statements of Income and changes in AOCI and noncontrolling interests for the three months ended December 31, 2015 and 2014:

	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income		Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income
Three Months Ended December 31,	2015	2014	2015	2014
Cash Flow Hedges:
Commodity contracts	$—	$—	$—	$(2.4)	Cost of sales
Foreign currency contracts	5.4	8.7	9.1	2.7	Cost of sales
Cross-currency contracts	—	2.1	—	—	Interest expense/other operating income, net
Interest rate contracts	5.6	0.8	(0.6)	(3.9)	Interest expense
Total	$11.0	$11.6	$8.5	$(3.6)

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Three Months Ended December 31,	2015	2014
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(46.2)	$(292.5)	Cost of sales
Commodity contracts	1.6	3.8	Revenues
Commodity contracts	(0.1)	(0.5)	Operating expenses/other operating income, net
Total	$(44.7)	$(289.2)

For the three months ended December 31, 2015, the amount of derivative gains or losses representing ineffectiveness, and the amount of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, was a loss of $3.4 which amount is recorded in other operating income, net, on the Condensed Consolidated Statements of Income and is related to interest rate contracts at UGI France. For the three months ended December 31, 2014, the amount of derivative gains or losses representing ineffectiveness, and the amount of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, was not material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

Note 13 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI during the three months ended December 31, 2015 and 2014:

Three Months Ended December 31, 2015	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2015	$(20.4)	$11.2	$(105.4)	$(114.6)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	—	6.8	(30.2)	(23.4)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.7	(8.5)	—	(7.8)
Reclassification adjustments tax expense	(0.3)	3.2	—	2.9
Reclassification adjustments (after-tax)	0.4	(5.3)	—	(4.9)
Other comprehensive income (loss) attributable to UGI	0.4	1.5	(30.2)	(28.3)
AOCI - December 31, 2015	$(20.0)	$12.7	$(135.6)	$(142.9)

Three Months Ended December 31, 2014	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency (a)	Total
AOCI - September 30, 2014	$(20.6)	$(9.3)	$8.7	$(21.2)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	—	7.7	(30.5)	(22.8)
Amounts reclassified from AOCI and noncontrolling interests:
Reclassification adjustments (pre-tax)	1.0	3.6	—	4.6
Reclassification adjustments tax benefit	(0.4)	(1.5)	—	(1.9)
Reclassification adjustments (after-tax)	0.6	2.1	—	2.7
Other comprehensive income (loss)	0.6	9.8	(30.5)	(20.1)
Add other comprehensive loss attributable to noncontrolling interests, principally in AmeriGas Partners	—	1.2	—	1.2
Other comprehensive income (loss) attributable to UGI	0.6	11.0	(30.5)	(18.9)
AOCI - December 31, 2014	$(20.0)	$1.7	$(21.8)	$(40.1)

(a)	See Note 2 relating to correction of prior period error in other comprehensive income.
For additional information on amounts reclassified from AOCI relating to derivative instruments, see Note 12.

Note 14 — Segment Information

Our operations comprise six reportable segments generally based upon products sold, geographic location and regulatory environment. As more fully described below, effective October 1, 2015, the composition of our UGI Utilities (formerly Gas Utility) and Energy Services reportable segments changed to include certain operating segments previously included in Corporate & Other. Our reportable segments comprise: (1) AmeriGas Propane; (2) an international LPG segment comprising UGI France; (3) an international LPG segment principally comprising Flaga and AvantiGas; (4) UGI Utilities; (5) Energy Services; and (6) Electric Generation. We refer to both international segments together as “UGI International” and Energy Services and Electric Generation together as “Midstream & Marketing.”

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

As a result of changes in the composition of information reported to our chief operating decision maker (“CODM”) associated with our regulated utility operations, effective October 1, 2015, we began including our Electric Utility operating segment with our Gas Utility reportable segment now referred to as “UGI Utilities.” Also, as a result of changes in segment management and reporting for HVAC, effective October 1, 2015, we began including HVAC operating segment within our Energy Services reportable segment. Previously, these two business units, neither of which meet the quantitative threshold for presentation as a reportable segment under GAAP, were included within “Corporate & Other” in our segment information. In accordance with GAAP, prior-period amounts for these reportable segments have been restated to reflect these changes.

The accounting policies of our reportable segments are the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2015 Annual Report. We evaluate AmeriGas Propane’s performance principally based upon the Partnership’s earnings before interest expense, income taxes, depreciation and amortization as adjusted for net gains and losses on commodity derivative instruments not associated with current-period transactions (“Partnership Adjusted EBITDA”). Although we use Partnership Adjusted EBITDA to evaluate AmeriGas Propane’s profitability, it should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under GAAP. Our definition of Partnership Adjusted EBITDA may be different from that used by other companies. We evaluate the performance of our other reportable segments principally based upon their income before income taxes as adjusted for gains and losses on commodity derivative instruments not associated with current-period transactions. Net gains and losses on commodity derivative instruments not associated with current-period transactions are reflected in Corporate & Other because the Company’s CODM does not consider such items when evaluating the financial performance of our reportable segments.

						Midstream & Marketing		UGI International
	Total	Elim- inations		AmeriGas Propane	UGI Utilities	Energy Services	Electric Generation	UGI France	Flaga & Other	Corporate & Other (b)
Three Months Ended December 31, 2015
Revenues	$1,606.6	$(45.4)	(c)	$644.1	$198.0	$214.8	$14.8	$408.7	$169.5	$2.1
Cost of sales	$734.0	$(44.5)	(c)	$243.2	$75.4	$151.2	$6.0	$192.6	$110.2	$(0.1)
Segment profit:
Operating income (loss)	$305.5	$0.1		$129.6	$48.3	$41.3	$1.6	$68.7	$16.4	$(0.5)
Loss from equity investees	(0.1)	—		—	—	—	—	(0.1)	—	—
Interest expense	(57.9)	—		(41.0)	(9.5)	(0.8)	—	(5.6)	(0.9)	(0.1)
Income (loss) before income taxes	$247.5	$0.1		$88.6	$38.8	$40.5	$1.6	$63.0	$15.5	$(0.6)
Partnership Adjusted EBITDA (a)				$177.7
Noncontrolling interests’ net income	$53.3	$—		$57.3	$—	$—	$—	$0.1	$—	$(4.1)
Depreciation and amortization	$100.6	$—		$49.2	$16.7	$4.1	$3.3	$21.6	$5.6	$0.1
Capital expenditures	$132.9	$—		$28.0	$61.5	$21.9	$0.5	$16.3	$4.7	$—
As of December 31, 2015
Total assets	$10,780.4	$(106.2)		$4,242.6	$2,606.3	$721.0	$279.0	$2,378.9	$534.8	$124.0
Short-term borrowings	$456.8	$—		$182.0	$217.7	$56.0	$—	$1.1	$—	$—
Goodwill	$2,965.1	$—		$1,971.3	$182.1	$11.5	$—	$700.9	$99.3	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

						Midstream & Marketing		UGI International
	Total	Elim- inations		AmeriGas Propane	UGI Utilities	Energy Services	Electric Generation	UGI France	Flaga & Other	Corporate & Other (b)
Three Months Ended December 31, 2014 (d)
Revenues	$2,004.6	$(67.7)	(c)	$888.8	$287.3	$314.1	$16.5	$337.9	$224.6	$3.1
Cost of sales	$1,404.6	$(67.0)	(c)	$462.4	$143.1	$244.6	$8.0	$209.3	$172.6	$231.6
Segment profit:
Operating income (loss)	$83.3	$—		$139.7	$75.6	$46.3	$(0.7)	$38.4	$15.1	$(231.1)
Loss from equity investees	(1.0)	—		—	—	—	—	(1.0)	—	—
Interest expense	(59.0)	—		(41.0)	(10.6)	(0.6)	—	(5.6)	(1.0)	(0.2)
Income (loss) before income taxes	$23.3	$—		$98.7	$65.0	$45.7	$(0.7)	$31.8	$14.1	$(231.3)
Partnership EBITDA (a)				$188.5
Noncontrolling interests’ net income (loss)	$(33.9)	$—		$66.8	$—	$—	$—	$0.1	$—	$(100.8)
Depreciation and amortization	$91.0	$—		$49.4	$15.4	$3.8	$2.7	$13.3	$6.1	$0.3
Capital expenditures	$123.5	$—		$30.4	$55.0	$12.9	$6.6	$12.1	$6.4	$0.1
As of December 31, 2014
Total assets	$10,430.0	$(92.7)		$4,491.0	$2,488.6	$728.8	$286.4	$1,671.5	$579.0	$277.4
Short-term borrowings	$458.5	$—		$253.0	$153.5	$43.0	$—	$—	$9.0	$—
Goodwill	$2,806.8	$—		$1,949.6	$182.1	$11.8	$—	$575.9	$87.4	$—

(a)	The following table provides a reconciliation of Partnership Adjusted EBITDA to AmeriGas Propane operating income:

	Three Months Ended December 31,
	2015	2014
Partnership Adjusted EBITDA	$177.7	$188.5
Depreciation and amortization	(49.2)	(49.4)
Noncontrolling interests (i)	1.1	0.6
Operating income	$129.6	$139.7

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise (1) net expenses of UGI’s captive general liability insurance company, and (2) UGI Corporation’s unallocated corporate and general expenses and interest income. In addition, Corporate & Other results also include the effects of net pre-tax gains and (losses) on commodity derivative instruments not associated with current-period transactions totaling $1.1 and $(229.7) during the three months ended December 31, 2015 and 2014, respectively. Corporate & Other assets principally comprise cash and short-term investments.

(c)	Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(d)	Certain amounts have been restated to reflect the current-year changes in our segment presentation as described above.

Note 15 — Acquisition of Totalgaz

On May 29, 2015 (the “Acquisition Date”), UGI, through its wholly owned indirect subsidiary, UGI France SAS (a Société par actions simplifiée) (“France SAS”), acquired all of the outstanding shares of Totalgaz SAS, a retail distributor of LPG in France. In November 2015, France SAS received €1.1 ($1.2) of cash as a result of the completion of the final working capital amount. The Totalgaz Acquisition nearly doubles our retail LPG distribution business in France and is consistent with our growth strategies, one of which is to grow our core business through acquisitions.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

The Company has accounted for the Totalgaz Acquisition using the acquisition method. At December 31, 2015, the allocation of the purchase price is substantially complete except for the valuation of certain liabilities associated with cylinder deposits and amounts related to deferred income tax assets and liabilities. These amounts are preliminary pending the obtaining of additional information. The Company expects to obtain additional information during the measurement period under GAAP of up to one year from the Acquisition Date as necessary to determine the final allocation of the purchase price. Accordingly, the fair value estimates presented below relating to these items are subject to change.

The components of the Finagaz purchase price allocation are as follows:

Assets acquired:
Cash	$86.8
Accounts receivable (a)	170.3
Prepaid expenses and other current assets	11.0
Property, plant and equipment	375.6
Intangible assets (b)	91.3
Other assets	21.4
Total assets acquired	$756.4

Liabilities assumed:
Accounts payable	109.2
Other current liabilities	103.5
Deferred income taxes	115.8
Other noncurrent liabilities	117.5
Total liabilities assumed	$446.0
Goodwill	186.2
Net consideration transferred (including working capital adjustments)	$496.6

(a)	Approximates the gross contractual amounts of receivables acquired.

(b)	Represents $79.3 of customer relationships and $12.0 of tradenames.

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
The Company recognized $3.8 of direct transaction-related costs associated with the Totalgaz Acquisition during the three months ended December 31, 2014, which costs are reflected primarily in operating and administrative expenses on the Condensed Consolidated Statements of Income.

The following table presents unaudited pro forma revenues, net income attributable to UGI Corporation and earnings per share data for the three months ended December 31, 2014 as if the Totalgaz Acquisition had occurred on October 1, 2014. The unaudited pro forma consolidated information reflects the historical results of Totalgaz SAS and its subsidiaries after giving effect to adjustments directly attributable to the transaction, including depreciation, amortization, interest expense, intercompany eliminations and related income tax effects. The unaudited pro forma net income also reflects the effects of the issuance of the €600 term loan under the 2015 Senior Facilities Agreement and the associated repayment of the term loan outstanding under the 2011 Senior Facilities Agreement as if such transactions had occurred on October 1, 2014.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Millions of dollars and euros, except per share amounts)

	Three Months Ended December 31, 2014
	As Reported	Pro Forma Adjusted
Revenues	$2,004.6	$2,184.5
Net income attributable to UGI Corporation	$34.1	$46.6
Earnings per common share attributable to UGI Corporation shareholders:
Basic	$0.20	$0.27
Diluted	$0.19	$0.27
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
For additional information regarding the Totalgaz Acquisition, see Note 4 to the Company’s 2015 Annual Report.

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

These factors, and those factors set forth in Item 1A. Risk Factors in the Company’s 2015 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the three months ended December 31, 2015 (“2015 three-month period”) with the three months ended December 31, 2014 (“2014 three-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 14 to the condensed consolidated financial statements. As a result of certain reporting changes associated with our Electric Utility and HVAC businesses, during the three months ended December 31, 2015, we combined Electric Utility with our Gas Utility reportable segment under the reportable segment caption, “UGI Utilities.” In addition, we combined UGI Enterprises’ HVAC business with our Energy Services reportable segment. Previously, these two business units, neither of which meet the quantitative threshold for presentation as a reportable segment under accounting principles generally accepted in the U.S. (“GAAP”), were included within “Corporate & Other” in our segment information. We have restated our prior-period segment information to conform to the current-period presentation.

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

UGI CORPORATION AND SUBSIDIARIES

UGI management uses “adjusted net income attributable to UGI” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. Adjusted net income attributable to UGI excludes (1) net after-tax gains and losses on commodity derivative instruments not associated with current-period transactions and (2) other significant discrete items that management believes affect the comparison of period-over-period results (as such items are further described below). Volatility in net income attributable to UGI as determined in accordance with GAAP can occur as a result of gains and losses on commodity derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. Although our GAAP net income is affected by after-tax gains and losses on commodity derivative contracts not associated with current-period transactions, because these contracts economically hedge anticipated future purchases or sales of energy commodities, we expect that such gains and losses will be largely offset by gains or losses on the anticipated future transactions when such derivative contracts are settled and the associated energy commodity is purchased or sold. For further information, see “Non-GAAP Financial Measures” below.

Executive Overview

Three Months Ended December 31, 2015 Results

We recorded GAAP net income attributable to UGI Corporation for the 2015 three-month period of $114.6 million, equal to $0.65 per diluted share, compared to GAAP net income attributable to UGI Corporation for the 2014 three-month period of $34.1 million, equal to $0.19 per diluted share. GAAP net income attributable to UGI in the 2015 three-month period includes after-tax gains on commodity derivative instruments not associated with current-period transactions of $3.6 million (equal to $0.02 per diluted share) compared to after-tax losses in the 2014 three-month period of $81.9 million (equal to $0.47 per diluted share). The significantly higher losses on commodity derivative instruments in the prior-year three-month period reflect the effects of substantial declines in worldwide energy commodity prices that occurred during that period. GAAP net income attributable to UGI in the 2015 and 2014 three-month periods also reflects acquisition and transition expenses associated with Finagaz which decreased net income attributable to UGI by $1.4 million (equal to $0.01 per diluted share) and $2.7 million (equal to $0.02 per diluted share), respectively.
Adjusted net income attributable to UGI for the 2015 three-month period was $112.4 million (equal to $0.64 per diluted share) compared to $118.7 million (equal to $0.68 per diluted share) in the 2014 three-month period. Our results in the 2015 three-month period include the operations of French LPG distributor Finagaz which we acquired in May 2015. The 2015 three-month period adjusted net income attributable to UGI principally reflects (1) a $12.9 million increase in adjusted net income at UGI International (excluding the previously mentioned after-tax effects of $1.4 million and $2.7 million of Finagaz acquisition and transition expenses in both periods); (2) a $15.4 million decrease in adjusted net income from UGI Utilities; and (3) a $1.7 million decrease in adjusted net income from Midstream & Marketing. During the 2015 three-month period, each of our U.S. and UGI International European business units were negatively impacted by significantly warmer-than-normal temperatures. The significantly warmer-than-normal temperatures reduced heating related sales volumes. At AmeriGas Propane and UGI International, higher average retail LPG unit margins resulting from declining LPG wholesale commodity prices partially offset the negative margin impact from the warm weather.
Although the euro, and to a lesser extent the British pound sterling, were weaker during the 2015 three-month period, the effects of these weaker currencies on UGI International net income were offset by gains on foreign currency exchange contracts.
We believe each of our business units has sufficient liquidity in the form of revolving credit facilities and, with respect to Energy Services, also an accounts receivable securitization facility, to fund business operations during Fiscal 2016 (see “Financial Condition and Liquidity” below).

Non-GAAP Financial Measures
As previously mentioned, UGI management uses “adjusted net income attributable to UGI” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. For the 2015 and 2014 three-month periods, adjusted net income attributable to UGI is net income attributable to UGI after excluding net after-tax gains and losses on commodity derivative instruments not associated with current-period transactions (principally comprising changes in unrealized gains and losses on commodity derivative instruments) and Finagaz transition and acquisition expenses.
Non-GAAP financial measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute for, the comparable GAAP measures. Management believes that these non-GAAP measures provide meaningful information to investors about UGI’s performance because they eliminate the impact of gains and losses on commodity

UGI CORPORATION AND SUBSIDIARIES

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

The following table reconciles consolidated net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconciles diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

	Three Months Ended December 31,
(Millions of dollars, except per share amounts)	2015	2014
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$114.6	$34.1
Net after-tax (gains) losses on commodity derivative instruments not associated with current-period transactions (a)	(3.6)	81.9
Net after-tax acquisition and transition expenses associated with Finagaz (a)	1.4	2.7
Adjusted net income attributable to UGI Corporation	$112.4	$118.7

Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$0.65	$0.19
Net after-tax (gains) losses on commodity derivative instruments not associated with current-period transactions (b)	(0.02)	0.47
Net after-tax acquisition and transition expenses associated with Finagaz	0.01	0.02
Adjusted diluted earnings per share	$0.64	$0.68

(a) Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.
(b) Includes the effects of rounding.

RESULTS OF OPERATIONS

2015 three-month period compared to the 2014 three-month period

Net Income Attributable to UGI Corporation by Business Unit

For the three months ended December 31,	2015		2014		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane	$18.6	16.2%	$18.9	55.4%	$(0.3)	(1.6)%
UGI International	46.4	40.5%	32.2	94.4%	14.2	44.1%
UGI Utilities	23.4	20.4%	38.8	113.8%	(15.4)	(39.7)%
Midstream & Marketing	24.6	21.5%	26.3	77.1%	(1.7)	(6.5)%
Corporate & Other (a)	1.6	1.4%	(82.1)	(240.7)%	83.7	N.M.
Net income attributable to UGI Corporation	$114.6	100.0%	$34.1	100.0%	$80.5	236.1%

(a)
Includes net after-tax gains (losses) on commodity derivative instruments not associated with current-period transactions of $3.6 million and $(81.9) million for the three months ended December 31, 2015 and 2014, respectively.

N.M. — Variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

AmeriGas Propane

For the three months ended December 31,	2015	2014	Decrease
(Dollars in millions)
Revenues	$644.1	$888.8	$(244.7)	(27.5)%
Total margin (a)	$400.9	$426.4	$(25.5)	(6.0)%
Operating and administrative expenses	$231.1	$247.4	$(16.3)	(6.6)%
Partnership Adjusted EBITDA (b)	$177.7	$188.5	$(10.8)	(5.7)%
Operating income (b)	$129.6	$139.7	$(10.1)	(7.2)%
Retail gallons sold (millions)	295.1	340.2	(45.1)	(13.3)%
Degree days—% (warmer) than normal (c)	(19.9)%	(3.7)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin excludes net pre-tax losses of $5.6 million and $138.2 million on AmeriGas Propane commodity derivative instruments not associated with current-period transactions during the three months ended December 31, 2015 and 2014, respectively.

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

(c)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

AmeriGas Propane’s retail gallons sold during the 2015 three-month period decreased 13.3% compared with the prior-year period. The decline in retail gallons sold in the 2015 three-month period principally reflects average temperatures based upon heating degree days that were nearly 20% warmer than normal and 16.8% warmer than the prior-year period.

Retail propane revenues decreased $232.5 million during the 2015 three-month period reflecting lower average retail selling prices ($126.8 million), principally the result of the lower propane product costs, and the effects of the lower retail volumes sold ($105.7 million). Wholesale propane revenues decreased $6.3 million during the 2015 three-month period reflecting the effects of lower wholesale selling prices ($7.0 million) partially offset by slightly higher wholesale volumes sold ($0.7 million). Average daily wholesale propane commodity prices during the 2015 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 45% lower than such prices during the 2014 three-month period. Other revenues in the 2015 three-month period were $5.9 million lower than in the prior-year period principally reflecting lower fee income. Total propane cost of sales decreased $218.0 million during the 2015 three-month period principally reflecting the effects of the significantly lower average propane product costs ($162.3 million) and the effects of the lower retail and wholesale volumes sold ($55.7 million) on propane cost of sales.

AmeriGas Propane total margin decreased $25.5 million in the 2015 three-month period principally reflecting lower retail propane total margin ($21.0 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin reflecting the benefits of declining wholesale propane commodity prices.

Partnership Adjusted EBITDA in the 2015 three-month period decreased $10.8 million principally reflecting the lower adjusted total margin ($25.5 million) partially offset by lower operating and administrative expenses ($16.3 million). The decrease in operating and administrative expenses reflects, among other things, lower self-insured casualty and liability expenses ($5.5 million), lower vehicle fuel costs ($5.2 million) and lower compensation and uncollectible accounts expenses. AmeriGas Propane operating income decreased $10.1 million in the 2015 three-month period principally reflecting the lower Partnership Adjusted EBITDA.

UGI CORPORATION AND SUBSIDIARIES

UGI International

For the three months ended December 31,	2015	2014	Increase
(Dollars in millions)
Revenues	$578.2	$562.5	$15.7	2.8%
Total margin (a)	$275.4	$180.6	$94.8	52.5%
Operating and administrative expenses	$159.6	$111.2	$48.4	43.5%
Operating income	$85.1	$53.5	$31.6	59.1%
Income before income taxes	$78.5	$45.9	$32.6	71.0%
Retail gallons sold (millions) (b)	259.1	179.8	79.3	44.1%
UGI France degree days—% (warmer) than normal (c)	(22.3)%	(20.2)%	—	—
Flaga degree days—% (warmer) than normal (c)	(14.4)%	(17.4)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended December 31, 2015 and December 31, 2014 excludes net pre-tax gains (losses) of $5.9 million and $(46.0) million on UGI International’s commodity derivative instruments not associated with current-period transactions.

(b)	Excludes retail gallons from operations in China

(c)	Deviation from average heating degree days for the 30-year period 1981-2010 at locations in our UGI France and Flaga service territories.

UGI International’s 2015 three-month period results include the results of Finagaz which was acquired on May 29, 2015. The acquisition of Finagaz nearly doubled our retail distribution business in France and is a significant contributor to the variances in the table above.

Based upon heating degree day data, temperatures during the 2015 three-month period were significantly warmer than normal and substantially equal to the warm temperatures experienced during the prior-year three-month period. Total retail gallons sold during the 2015 three-month period were significantly higher principally reflecting incremental retail LPG gallons associated with Finagaz and, to a much lesser extent, retail gallons associated with much smaller scale acquisitions at Flaga and AvantiGas. During the 2015 three-month period, average wholesale commodity prices for both propane and butane in northwest Europe were approximately 22% lower than in the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro. During the 2015 and 2014 three-month periods, the average un-weighted euro-to-dollar translation rates were approximately $1.09 and $1.24, respectively. Although the euro, and to a lesser extent the British pound sterling, were weaker during the 2015 three-month period, the differences in translation rates did not have a material impact on UGI International net income.

UGI International revenues increased $15.7 million during the 2015 three-month period principally reflecting incremental revenues of Finagaz totaling approximately $145.0 million substantially offset by lower average LPG selling prices at each of our legacy European LPG businesses and the effects of the weaker euro and the British pound sterling on our legacy European LPG business revenues ($58.0 million). The lower average LPG sales prices in the 2015 three-month period resulted from lower average LPG wholesale commodity prices. UGI International cost of sales decreased $79.1 million during the 2015 three-month period as incremental cost of sales associated with Finagaz were more than offset by the effects of lower average LPG wholesale commodity prices, and the effects of the weaker euro and the British pound sterling on our legacy business cost of sales ($42.1 million).

UGI International total margin increased $94.8 million primarily reflecting incremental margin from Finagaz and slightly higher average unit margins at our legacy business reflecting the benefits of declining wholesale LPG commodity prices. The impact of the slightly higher local currency total margin was offset in large part by the effects of the weaker euro and the British pound sterling.

The increase in operating income principally reflects the previously mentioned $94.8 million increase in total margin partially offset by a $48.4 million increase in operating and administrative expenses and higher depreciation and amortization expense. The increase in operating and administrative expenses and the higher depreciation and amortization expense primarily reflects incremental expenses associated with Finagaz partially offset by the effects of the weaker euro and British pound sterling on legacy business local currency operating expenses. Operating and administrative costs include $2.3 million and $3.8 million of Finagaz transition and acquisition-related expenses in the 2015 and 2014 three-month periods, respectively. UGI International income before income taxes increased $32.6 million principally reflecting the previously mentioned $31.6 million increase in UGI

UGI CORPORATION AND SUBSIDIARIES

International operating income. UGI International interest expense was about equal to the prior-year three-month period as higher average long-term debt outstanding at UGI France as a result of the acquisition of Finagaz was offset by lower average interest rates on UGI International’s long-term debt and the effects of the weaker euro.

UGI Utilities

For the three months ended December 31,	2015	2014	Increase (Decrease)
(Dollars in millions)
Revenues	$198.0	$287.3	$(89.3)	(31.1)%
Total margin (a)	$121.5	$142.8	$(21.3)	(14.9)%
Operating and administrative expenses	$50.2	$49.3	$0.9	1.8%
Operating income	$48.3	$75.6	$(27.3)	(36.1)%
Income before income taxes	$38.8	$65.0	$(26.2)	(40.3)%
Gas Utility system throughput—billions of cubic feet (“bcf”)
Core market	17.4	23.2	(5.8)	(25.0)%
Total	49.9	56.8	(6.9)	(12.1)%
Gas Utility degree days—% (warmer) than normal (b)	(25.3)%	(3.1)%	—	—

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e. Electric Utility gross receipts taxes, of $1.1 million and $1.4 million during the three months ended December 31, 2015 and 2014, respectively.

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the 2015 three-month period based upon heating degree days were 25.3% warmer than normal and 22.9% warmer than the 2014 three-month period. In particular, Gas Utility temperatures in the critical heating-season month of December were 37% warmer than normal. Total Gas Utility distribution system throughput decreased 6.9 bcf (12.1%) principally reflecting lower core market volumes and, to a lesser extent, slightly lower delivery service volumes. Core market volumes declined 25% reflecting the effects of the significantly warmer weather. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from alternate suppliers. Electric Utility kilowatt-hour sales were nearly 8% lower than in the prior-year period principally reflecting the impact of the warmer weather on heating-related sales.
UGI Utilities revenues decreased $89.3 million principally reflecting an $83.6 million decrease in Gas Utility revenues and lower Electric Utility revenues. The lower Gas Utility revenues principally reflect a decrease in core market revenues ($72.0 million), lower off-system sales revenues ($9.3 million), and lower delivery service revenues. The decrease in Gas Utility core market revenues reflects the effects of the lower core market throughput ($52.8 million) and lower average PGC rates during the 2015 three-month period. The lower Electric Utility revenues principally resulted from the lower sales and slightly lower DS rates in the 2015 three-month period. Because Gas Utility and Electric Utility are subject to reconcilable PGC and DS recovery mechanisms, increases or decreases in the actual cost of gas or electricity associated with customers who purchase their gas or electricity from UGI Utilities impact revenues and cost of sales but have no direct effect on retail core-market margin (see Note 6 to condensed consolidated financial statements). UGI Utilities cost of sales was $75.4 million in the 2015 three-month period compared with $143.1 million in the 2014 three-month period principally reflecting the combined effects of the lower Gas Utility retail core-market volumes sold and lower average Gas Utility PGC rates ($53.2 million) and lower cost of sales associated with off-system sales ($9.3 million). Electric Utility cost of sales was lower reflecting lower volumes sold and lower DS rates.
UGI Utilities 2015 three-month period total margin decreased $21.3 million principally reflecting lower Gas Utility total margin from core market customers ($18.8 million) and lower total margin from delivery service customers. The decrease in Gas Utility core market margin reflects the lower core market throughput.
UGI Utilities operating income and income before income taxes decreased $27.3 million and $26.2 million, respectively. The decreases in operating income and income before income taxes during the 2015 three-month period principally reflects the decrease in total margin ($21.3 million), higher depreciation expense ($1.3 million) and lower other operating income (loss) including a non-recurring charge related to the settlement of litigation ($2.5 million) and interest on PGC overcollections. Income before income taxes also reflects lower interest expense principally due to lower average long-term debt outstanding.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing

For the three months ended December 31,	2015	2014	Decrease
(Dollars in millions)
Revenues (a)	$227.1	$326.3	$(99.2)	(30.4)%
Total margin (b)	$72.4	$78.0	$(5.6)	(7.2)%
Operating and administrative expenses	$22.1	$25.8	$(3.7)	(14.3)%
Operating income	$42.9	$45.6	$(2.7)	(5.9)%
Income before income taxes	$42.1	$45.0	$(2.9)	(6.4)%

(a)	Amounts are net of intercompany revenues between Midstream & Marketing’s Energy Services and Electric Generation segments.

(b)
Total margin represents total revenues less total cost of sales. Amounts exclude pre-tax gains (losses) from changes in the fair values of Midstream & Marketing’s unsettled commodity derivative instruments and certain settled commodity derivative instruments not associated with current period transactions of $0.8 million and $(47.3) million during the 2015 three-month period and the 2014 three-month period, respectively.

Midstream & Marketing 2015 three-month period total revenues were $99.2 million lower than the 2014 three-month period principally reflecting lower natural gas revenues ($88.6 million) and, to a much lesser extent, lower capacity management ($10.4 million) and retail power ($7.1 million) revenues. The decrease in natural gas revenues reflects lower wholesale and retail natural gas prices during the 2015 three-month period and lower natural gas volumes while the lower retail power revenues principally reflect lower sales volumes. The decline in capacity management revenues reflects lower average prices for capacity in the current-year period as the prior-year period experienced higher locational basis differences due to greater volatility in capacity values between Marcellus and non-Marcellus delivery points. These decreases in revenues were partially offset by higher combined peaking and natural gas gathering revenues ($11.2 million). Midstream & Marketing cost of sales decreased to $154.7 million in the 2015 three-month period compared to $248.3 million in the 2014 three-month period principally reflecting lower natural gas cost of sales ($86.3 million) principally on lower natural gas prices and lower cost of sales associated with the decline in retail power sales ($6.6 million).

Midstream & Marketing total margin decreased $5.6 million in the 2015 three-month period principally reflecting lower capacity management total margin ($10.4 million), lower natural gas and retail power total margin ($3.1 million) and slightly lower storage total margin. The lower capacity management margin in the 2015 three-month period principally reflects lower average year-over-year prices for pipeline capacity as the prior-year period experienced higher locational basis differences due to greater volatility in capacity values between Marcellus and non-Marcellus delivery points. These decreases in margin were partially offset by slightly higher combined natural gas gathering and peaking total margin ($9.7 million) reflecting an increase in our natural gas gathering assets and higher demand for peaking services.

Midstream & Marketing operating income and income before income taxes during the 2015 three-month period decreased $2.7 million and $2.9 million, respectively, principally reflecting the previously mentioned decrease in total margin ($5.6 million) partially offset by lower operating and administrative expenses. Operating and administrative expenses were lower in the 2015 three-month period due in large part to higher prior-year period Electric Generation maintenance expenses associated with planned outages at our Hunlock Station and Conemaugh generating units and lower business development expenses. Depreciation expense was slightly higher in the 2015 three-month period principally reflecting incremental depreciation expense associated with Electric Generation’s Conemaugh electricity generating unit and the increase in our natural gas gathering assets.

Interest Expense and Income Taxes

Our consolidated interest expense during the 2015 three-month period was $57.9 million, $1.1 million lower than the $59.0 million of interest expense recorded during the 2014 three-month period. The lower interest expense principally reflects lower average UGI Utilities long-term debt outstanding. UGI International interest expense was about equal to the prior-year three-month period as higher average long-term debt outstanding at UGI France resulting from the acquisition of Finagaz was offset by lower average interest rates on UGI International’s long-term debt and the effects of the weaker euro. Our effective income tax rate as a percentage of pre-tax income for the 2015 three-month period (excluding the effects on such rate of pre-tax income associated with noncontrolling interests not subject to federal income taxes) was about equal to such rate in the prior-year three-month period.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $403.0 million at December 31, 2015, compared with $369.7 million at September 30, 2015. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at December 31, 2015 and September 30, 2015, UGI had $40.4 million and $77.2 million of cash and cash equivalents, respectively, most of which are located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Short-term Debt

The Company’s debt outstanding at December 31, 2015, totaled $4,066.1 million (including current maturities of long-term debt of $186.9 million and short-term borrowings of $456.8 million) compared to debt outstanding at September 30, 2015, of $3,889.7 million (including current maturities of long-term debt of $258.0 million and short-term borrowings of $189.9 million). Total debt outstanding at December 31, 2015, consists of (1) $2,467.9 million of Partnership debt; (2) $763.1 million of UGI International debt; (3) $767.7 million of UGI Utilities debt; (4) $56.8 million of Energy Services debt; and (5) $10.6 million of other debt.

AmeriGas Partners. AmeriGas Partners’ total debt at December 31, 2015, includes $2,250.8 million of AmeriGas Partners’ Senior Notes, $182.0 million of AmeriGas OLP short-term borrowings and $35.1 million of other long-term debt.

UGI International. UGI International’s total debt at December 31, 2015, includes $651.7 million (€600 million) outstanding under UGI France’s 2015 Senior Facilities Agreement, $59.1 million under Flaga’s U.S. dollar-denominated term loan and $49.7 million (€45.8 million) outstanding under Flaga’s euro-denominated term loan. Total UGI International debt outstanding at December 31, 2015, also includes $2.6 million (€2.4 million) of other long-term debt.
In October 2015, Flaga entered into the Flaga Credit Facility Agreement which includes, among other things, a €45.8 million variable-rate term loan facility. In October 2015, Flaga used proceeds from the issuance of the €45.8 million variable-rate term loan to refinance its €19.1 million term loan due October 2016, and its €26.7 million term loan due August 2016. The €45.8 million term loan matures in October 2020. The term loan under the Flaga Credit Facility Agreement bears interest at three-month euribor rates, plus a margin. The margin on such borrowings ranges from 0.40% to 1.80% and is based upon certain consolidated equity, return on assets and debt to EBITDA ratios, as defined. Flaga has entered into pay-fixed, receive-variable interest rate swaps that fix the underlying euribor rate on the term loan borrowings through its scheduled maturity date (see Note 8 to condensed consolidated financial statements).

UGI Utilities. UGI Utilities’ total debt at December 31, 2015, includes $450.0 million of Senior Notes, $100.0 million of Medium-Term Notes and $217.7 million of short-term borrowings. During the 2015 three-month period, UGI Utilities repaid $72 million of maturing Medium-Term Notes. UGI Utilities used short-term borrowings under its revolving credit facility and existing cash balances to fund such repayments. UGI Utilities expects to issue fixed-rate long-term debt during Fiscal 2016 principally to refinance on a long-term basis these repayments and the repayment of $175 million of 5.75% Senior Notes due September 2016. In order to reduce market rate risk on the underlying benchmark rate of interest associated with these forecasted issuances of fixed-rate debt, we have entered into interest rate protection agreements (see Note 12 to condensed consolidated financial statements).

Short-term Debt

Additional information related to the Company’s credit agreements can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s 2015 Annual Report. The discussion below provides updates to this information during the three months ended December 31, 2015.

UGI International. In October 2015, Flaga entered into a €100.8 million Credit Facility Agreement (the “Flaga Credit Facility Agreement”) with a bank. The Flaga Credit Facility Agreement includes a €25 million multi-currency revolving credit facility, a €25 million guarantee facility, a €5 million overdraft facility and the previously mentioned €45.8 million term loan facility.

UGI CORPORATION AND SUBSIDIARIES

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

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of December 31, 2015 and 2014, is presented in the table below.

(Millions of dollars or euros)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Capacity
As of December 31, 2015
AmeriGas Propane	$525.0	$182.0	$63.2	$279.8
UGI France	€60.0	€0.0	€0.0	€60.0
Flaga - Revolving Facility	€25.0	€0.0	€0.0	€25.0
Flaga - Guarantee Facility	€25.0	€0.0	€16.7	€8.3
UGI Utilities	$300.0	$217.7	$2.0	$80.3
Energy Services	$240.0	$30.0	$0.0	$210.0
As of December 31, 2014
AmeriGas Propane	$525.0	$253.0	$64.7	$207.3
Antargaz	€40.0	€0.0	€0.0	€40.0
Flaga	€58.0	€3.2	€28.4	€26.4
UGI Utilities	$300.0	$153.5	$2.0	$144.5
Energy Services	$240.0	$0.0	$0.0	$240.0

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the three months ended December 31, 2015 and 2014 are as follows:

	For the three months ended December 31, 2015		For the three months ended December 31, 2014
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas Propane	$133.0	$231.0	$177.6	$291.0
Flaga	€0.0	€0.0	€2.4	€3.2
UGI Utilities	$154.6	$220.0	$115.7	$163.6
Energy Services	$30.4	$35.0	$0.6	$7.0

Energy Services also has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2016. The Receivables Facility provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period November through April and up to $75 million of eligible receivables during the period May through October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, ESFC, which is consolidated for financial statement purposes. ESFC, in turn, has sold, and subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a major bank. At December 31, 2015, the outstanding balance of ESFC trade receivables was $55.4 million of which $26.0 million was sold to the bank. At December 31, 2014, the outstanding balance of ESFC trade receivables was $96.5 million of which $43.0 million was sold to the bank. Amounts sold to the bank are reflected as short-term borrowings on the Condensed Consolidated Balance Sheets.

During the three months ended December 31, 2015 and 2014, Energy Services transferred trade receivables to ESFC totaling $199.3 million and $286.4 million, respectively. During the three months ended December 31, 2015 and 2014, ESFC sold an aggregate $61.5 million and $105.0 million, respectively, of undivided interests in its trade receivables to the bank. During the

UGI CORPORATION AND SUBSIDIARIES

three months ended December 31, 2015 and 2014, peak sales of receivables were $44.0 million and $51.0 million, respectively, and average daily amounts sold were $27.6 million and $18.9 million, respectively.

Dividends and Distributions

On November 20, 2015, UGI’s Board of Directors declared a cash dividend equal to $0.2275 per common share. The dividend was paid on January 1, 2016, to shareholders of record as of December 15, 2015. On January 28, 2016, UGI’s Board of Directors declared a quarterly dividend of $0.2275 per common share. The dividend is payable April 1, 2016, to shareholders of record as of March 15, 2016.

During the three months ended December 31, 2015, the General Partner’s Board of Directors declared and the Partnership paid a quarterly distribution on all limited partner units at a rate of $0.92 per Common Unit for the quarter ended September 30, 2015. On January 27, 2016, the General Partner’s Board of Directors approved a quarterly distribution of $0.92 per limited partner unit for the quarter ended December 31, 2015. The distribution will be paid on February 18, 2016, to unitholders of record on February 10, 2016.

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

Operating Activities. Cash flow provided by operating activities was $127.5 million in the 2015 three-month period compared to cash flow provided by operating activities of $19.0 million in the 2014 three-month period. Cash flow from operating activities before changes in operating working capital was $258.4 million in the 2015 three-month period comparable to the $267.2 million reflected in the prior-year period. Cash flow from operating activities before changes in operating working capital in the 2015 three-month period includes the operations of Finagaz acquired on May 29, 2015. Cash used to fund changes in operating working capital totaled $130.9 million in the 2015 three-month period compared to cash used to fund changes in operating working capital of $248.2 million in the prior-year period. Included in changes in operating working capital during the 2015 three-month period is $2.5 million of cash received from commodity derivative collateral deposit activity compared with $90.9 million of cash collateral paid during the prior-year three-month period. The significantly higher collateral deposit requirement in the prior-year period resulted from the impact of substantial declines in LPG and, to a lesser extent, natural gas commodity prices on our derivative instrument liabilities. The lower cash used for changes in accounts receivable and the lower cash provided by changes in accounts payable reflects in large part the impact on revenues of the lower LPG and natural gas costs and the lower volumes resulting from the warmer weather.

Investing Activities. Cash flow used by investing activities was $155.3 million in the 2015 three-month period compared with $170.3 million in the prior-year period. Investing activity cash flow is principally affected by expenditures for property, plant and equipment; cash paid for acquisitions of businesses; changes in restricted cash balances; investments in investees; and proceeds from sales of assets. Cash payments for property, plant and equipment were $132.0 million in the 2015 three-month period compared to $132.1 million in the prior-year period reflecting in large part slightly higher cash capital expenditures at Gas Utility and our expanding UGI International businesses largely offset by lower cash capital expenditures at Energy Services and AmeriGas Propane. Cash used for acquisitions of businesses in the 2015 three-month period includes net cash paid for propane acquisitions at AmeriGas Propane ($25.8 million) and net cash paid for acquisitions of retail LPG businesses at UGI International ($15.9 million).

Financing Activities. Cash flow provided by financing activities was $68.4 million in the 2015 three-month period compared with $149.8 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and, from time to time, issuances of UGI and AmeriGas Partners equity instruments. During the 2015 three-month period, UGI Utilities repaid $72 million of maturing Medium-Term Notes. UGI Utilities used borrowings under its revolving credit facility to fund such repayments and expects to issue long-term debt later in Fiscal 2016 in order to refinance on a long-term basis these and other scheduled long-term debt repayments. In October 2015, Flaga entered into a €100.8 million Credit Facility Agreement (“Flaga Credit Facility Agreement”) with a bank (see Note 8 to condensed consolidated financial statements). Borrowings under the Flaga Credit Facility Agreement’s €45.8 million term loan facility were used to refinance its €19.1 million term loan due October 2016 and its €26.7 million term loan due August 2016. Because the refinancing of the then-existing term loans were with the same bank, the refinancing did not affect the Condensed Consolidated Statement of Cash Flows.

UGI CORPORATION AND SUBSIDIARIES

The decrease in cash from changes in foreign currency exchange rates during the 2015 three-month period reflects the effects of the significantly weaker euro and British pound sterling on cash balances at our UGI International business units.

UTILITY REGULATORY MATTERS

UGI Gas Base Rate Filing. On January 19, 2016, UGI Utilities filed a request with the PUC to increase UGI Gas base operating revenues for residential, commercial and industrial customers by $58.6 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. UGI Utilities is requesting that the new gas rates become effective March 19, 2016. However, the PUC typically suspends the effective date for general base rate proceedings to allow for investigation and public hearings. This review process is expected to last approximately nine months, however, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. At December 31, 2015, the fair values of Gas Utility’s natural gas futures and option contracts were net losses of $4.5 million.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of FTRs and forward electricity purchase contracts, associated with our Electric Utility operations. At December 31, 2015, the fair values of Electric Utility’s electricity supply contracts were net losses of $0.5 million. At December 31, 2015, the fair values of Electric Utility’s FTRs were not material.

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

The fair value of unsettled commodity price risk sensitive derivative instruments held at December 31, 2015 (excluding those Gas Utility and Electric Utility commodity derivative instruments that are refundable to, or recoverable from, customers) was a loss of $131.4 million. A hypothetical 10% adverse change in the market price of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges would increase such loss by approximately $51.8 million at December 31, 2015.

Interest Rate Risk

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at December 31, 2015, includes our short-term borrowings and UGI France’s and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. UGI France and Flaga, through the use of pay-fixed receive-variable interest rate swaps, have generally fixed the underlying euribor interest rates on their euro-denominated term loans through all, or a substantial portion of, the periods such debt is outstanding (assuming such underlying euribor rate is not less than zero). In addition, Flaga’s U.S. dollar-denominated loans have been swapped from fixed-rate U.S. dollars to fixed-rate euro currency at issuance through cross currency swaps, removing interest rate risk and foreign currency exchange risk associated with the underlying interest and principal payments. At December 31, 2015, combined borrowings outstanding under these variable-rate debt agreements, excluding UGI France’s and Flaga’s effectively fixed-rate debt, totaled $456.8 million.

Long-term debt associated with our domestic businesses is typically issued at fixed rates of interest based upon market rates for debt with similar terms and credit ratings. As these long-term debt issues mature, we may refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce interest rate risk associated with near- to medium-term forecasted issuances of fixed rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”).

The fair value of unsettled interest rate risk sensitive derivative instruments held at December 31, 2015 (including pay-fixed, receive-variable interest rate swaps) was a loss of $9.2 million. A 50 basis point adverse change in the three-month euribor rate and three-month LIBOR would result in a decrease in fair value of approximately $40.5 million.

Foreign Currency Exchange Rate Risk

Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are liquidated. At December 31, 2015, there were no unsettled net investment hedges outstanding. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at December 31, 2015, by approximately $105.0 million, which amount would be reflected in other comprehensive income.

In addition, in order to reduce volatility, UGI France hedges a portion of its anticipated U.S. dollar-denominated LPG product purchases during the months of October through March through the use of forward foreign exchange contracts.

UGI CORPORATION AND SUBSIDIARIES

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at December 31, 2015, was a gain of $27.2 million. A hypothetical 10% adverse change in the value of the euro versus the U.S. dollar would result in a decrease in fair value of approximately $31.5 million.

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At December 31, 2015 and 2014, restricted cash in brokerage accounts totaled $55.5 million and $54.6 million, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at December 31, 2015. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At December 31, 2015, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS
In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended December 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	$0.00	—	12.8 million
November 1, 2015 to November 30, 2015	—	$0.00	—	12.8 million
December 1, 2015 to December 31, 2015	717,500	$32.87	717,500	12.1 million
Total	717,500		717,500

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

UGI CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	February 5, 2016	By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Chief Financial Officer

Date:	February 5, 2016	By:	/s/ Marie-Dominique Ortiz-Landazabal
Marie-Dominique Ortiz-Landazabal
Vice President - Accounting and Financial Control
and Chief Accounting Officer

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended December 31, 2015, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase