Form 10-K
period 2016-09-30
UGI CORP /PA/
filed 2016-11-22
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2016 was $6,917,708,915.
At November 15, 2016, there were 172,983,624 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 2017 are incorporated by reference into Part III of this Form 10-K.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors which could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other liquefied petroleum gases (“LPG”), oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States and in foreign countries, including the current conflicts in the Middle East, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; and (21) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack.

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

PART I:

ITEMS 1. AND 2. BUSINESS AND PROPERTIES
CORPORATE OVERVIEW

UGI Corporation (the “Company”) is a holding company that, through subsidiaries and affiliates, distributes, stores, transports and markets energy products and related services. In the United States, we (1) are the general partner and own limited partner interests in a retail propane marketing and distribution business; (2) own and operate natural gas and electric distribution utilities; (3) own all or a portion of electricity generation facilities; and (4) own and operate an energy marketing, midstream infrastructure, storage, natural gas gathering, natural gas production and energy services business. Internationally, we market and distribute propane and other LPG in Europe. Our subsidiaries and affiliates operate principally in the following six business segments:

•	AmeriGas Propane

•	UGI International - UGI France

•	UGI International - Flaga & AvantiGas

•	Energy Services

•	Electric Generation

•	UGI Utilities

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. (“AmeriGas Partners” or the “Partnership”). The Partnership conducts its propane distribution business through its principal operating subsidiary, AmeriGas Propane, L.P., and is the nation’s largest retail propane distributor. The Partnership’s sole general partner is our subsidiary, AmeriGas Propane, Inc. (“AmeriGas Propane” or the “General Partner”). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership and trade on the New York Stock Exchange under the symbol “APU.” We have an effective 26% ownership interest in the Partnership and the remaining interest is publicly held. See Note 1 to Consolidated Financial Statements.

The UGI International - UGI France segment consists of the French LPG distribution business of our wholly-owned subsidiaries, Antargaz, a French société anonyme, and Finagaz, a French société par actions simplifiée, and our LPG distribution businesses in the Benelux countries (consisting of Belgium, the Netherlands, and Luxembourg) (collectively, “UGI France”). UGI France is the largest LPG distributor in France and one of the largest LPG distributors in Belgium, the Netherlands and Luxembourg.

The UGI International - Flaga & AvantiGas segment consists of the LPG distribution businesses of (i) Flaga GmbH, an Austrian limited liability company, and its subsidiaries (collectively, “Flaga”) and (ii) AvantiGas Limited, a United Kingdom private limited company (“AvantiGas”). Flaga is the largest retail LPG distributor in Austria, Denmark, and Hungary and one of the largest in Poland, the Czech Republic, Slovakia, Norway, and Sweden. Flaga also distributes LPG in Finland, Romania, and Switzerland. AvantiGas is an LPG distributor in the United Kingdom. The UGI France and Flaga & AvantiGas segments are collectively referred to as “UGI International.”

The Energy Services segment consists of energy-related businesses conducted by our wholly-owned subsidiary, UGI Energy Services, LLC (“Energy Services”). These businesses include (i) energy marketing in the Mid-Atlantic region of the United States (the “U.S.”), (ii) operating and owning a natural gas liquefaction, storage and vaporization facility and propane-air mixing assets, (iii) managing natural gas pipeline and storage contracts, and (iv) developing, owning and operating pipelines, gathering infrastructure and gas storage facilities primarily in the Marcellus Shale region of Pennsylvania. The Energy Services segment also includes a heating, ventilation, air conditioning, refrigeration, mechanical and electrical contracting, and project management service business in portions of eastern and central Pennsylvania and portions of New Jersey and Northern Delaware.

The Electric Generation segment consists of electric generation facilities conducted by Energy Services’ wholly-owned subsidiary, UGI Development Company (“UGID”). UGID owns and operates (i) a 130 megawatt natural gas-fueled generating station in Pennsylvania, (ii) an 11 megawatt landfill gas-fueled generation plant in Pennsylvania, and (iii) 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland, and New Jersey. UGID also has an approximate 5.97% (approximately 102 megawatt) ownership interest in a coal-fired generation station in Pennsylvania. The Energy Services and Electric Generation segments are collectively referred to as “Midstream & Marketing.”

The UGI Utilities segment consists of the regulated natural gas distribution businesses (“Gas Utility”) of our subsidiary, UGI Utilities, Inc. (“UGI Utilities”), UGI Utilities’ subsidiaries, UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”), and UGI Utilities’ regulated electric distribution business in Pennsylvania (“Electric Utility”). Gas Utility serves over 626,000 customers in eastern and central Pennsylvania and more than five hundred customers in portions of one Maryland county. UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” Electric Utility serves approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission. Electric Utility is regulated by the PUC.

Business Strategy

Our business strategy is to grow the Company by focusing on our core competencies of distributing, storing, transporting and marketing energy products and services. We are utilizing our core competencies from our existing businesses and our national scope, international experience, extensive asset base and access to customers to accelerate both internal growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During Fiscal 2016, we completed a number of transactions in pursuit of this strategy and made progress on larger internally generated capital projects, including infrastructure projects to further support the development of natural gas in the Marcellus Shale region of Pennsylvania. A few of these transactions and projects are described below.

In Fiscal 2016, Energy Services received Federal Energy Regulatory Commission (“FERC”) approval for the Sunbury Pipeline project to construct and operate an approximately 35-mile pipeline. The Sunbury Pipeline will transport natural gas to the Hummel Station combined-cycle 1,000 megawatt power generation facility near the Shamokin Dam in Snyder County, Pennsylvania. The project is expected to be completed in Fiscal 2017. In Fiscal 2016, Energy Services also made progress on the PennEast Pipeline project to develop an approximately 118-mile pipeline from Luzerne County, Pennsylvania to the Trenton-Woodbury interconnection in New Jersey. Energy Services expects to receive a Final Environmental Impact Statement and FERC Certificate for the PennEast Pipeline project in Fiscal 2017.

In Fiscal 2016, Energy Services also began construction of the Manning LNG liquefaction plant, which is designed to produce 10,000 dekatherms of liquefied natural gas (“LNG”) per day and provide 280,000 gallons of storage and trucking-loading capability, and the Steelton LNG peak shaving facility, which is designed to provide 75,000 dekatherms per day of peaking capacity and two million gallons of LNG storage. Construction of the Manning LNG Liquefaction plant is expected to be completed in Fiscal 2017 and construction of the Steelton LNG peak shaving facility is expected to be completed in the fiscal year ending September 30, 2018. In addition, an expansion of Energy Services’ Auburn Gathering System in the Marcellus Shale region was completed in Fiscal 2016, adding 150,000 dekatherms of capacity per day.

In May 2015, our indirect wholly owned French subsidiary, UGI France SAS (a Société par actions Simplifée) (“France SAS”) acquired all of the outstanding shares of Totalgaz, Total’s LPG distribution business in France (now known as Finagaz) (the “Totalgaz Acquisition”). In Fiscal 2016, UGI France made substantial progress on the integration efforts related to Finagaz. In addition, UGI International continued to expand its presence in Europe with the completion of smaller but strategic acquisitions in Norway, the United Kingdom, and Austria.

In January 2016, UGI Gas filed a request with the PUC for its first base rate increase in over 21 years. On October 14, 2016, the PUC approved a settlement that was effective October 19, 2016 and will result in a $27.0 million increase in annual base rate revenues.

Corporate Information

UGI Corporation was incorporated in Pennsylvania in 1991. UGI Corporation is not subject to regulation by the PUC. UGI Corporation is a “holding company” under the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). PUHCA 2005 and the implementing regulations of the FERC give FERC access to certain holding company books and records and impose certain accounting, record-keeping, and reporting requirements on holding companies. PUHCA 2005 also provides state utility regulatory commissions with access to holding company books and records in certain circumstances. Pursuant to a waiver granted in accordance with FERC’s regulations on the basis of UGI Corporation’s status as a single-state holding company system, UGI Corporation is not subject to certain of the accounting, record-keeping, and reporting requirements prescribed by FERC’s regulations.

Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms “Company” and “UGI,” as well as the terms “our,” “we,” “us,” and “its,” are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms “AmeriGas Partners” and the “Partnership” are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries, and the term “UGI Utilities” is sometimes used as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries. The terms “Fiscal 2017”, “Fiscal 2016”, and “Fiscal 2015” refer to the fiscal years ended September 30, 2017, September 30, 2016, and September 30, 2015, respectively.

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

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Partners. AmeriGas Propane is responsible for managing the Partnership. The Partnership serves over 1.9 million customers in all 50 states from approximately 1,900 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems, and operates a residential heating, ventilation, air conditioning, plumbing, and related services business in certain counties of Pennsylvania, Delaware, and Maryland. Typically, the Partnership’s propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in all states throughout the continental U.S.

The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over 1.1 billion gallons of propane in Fiscal 2016. Approximately 96% of the Partnership’s Fiscal 2016 sales (based on gallons sold) were to retail accounts and approximately 4% were to wholesale and supply customers. Sales to residential customers in Fiscal 2016 represented approximately 38% of retail gallons sold; commercial/industrial customers 36%; motor fuel customers 17%; and agricultural customers 5%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2016 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2016, ACE cylinders were available at nearly 54,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.

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

During Fiscal 2016, we made significant investments in technology to reduce operational costs while improving customer experience. For example, we (i) redesigned our website, enabling customers to pay bills online and seek customer support, (ii) increased our use of mobility to more efficiently deploy our drivers and make deliveries to customers, and (iii) networked our call centers, enabling employees to reroute calls based on volume and customer wait times.

Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. Volatility in the U.S. propane market stabilized in Fiscal 2016 and the propane industry experienced record inventory levels and low propane prices in the U.S. during the Fiscal 2016 winter heating season. The availability and pricing of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of imported and exported supply. In recent years, there has been an increase in overseas demand for U.S. propane exports.  While U.S. propane exports exceeded the size of the entire U.S. retail propane sector in Fiscal 2016, U.S. propane inventory levels were at record levels during that period.

During Fiscal 2016, approximately 85% of the Partnership’s propane supply was purchased under supply agreements with terms of 1 to 3 years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2017. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Enterprise Products Operating LLC, Plains Marketing, L.P., and Targa Liquids Marketing & Trade LLC supplied approximately 40% of the Partnership’s Fiscal 2016 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2016. In certain geographic areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.

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

Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Propane distributors compete for customers with suppliers of electricity, fuel oil and natural gas, principally on the basis of price, service, availability and portability. Electricity is generally more expensive than propane on a British thermal unit (“Btu”) equivalent basis, but the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. Fuel oil is also a major competitor of propane and, although a less environmentally attractive energy source, is currently less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil, and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Natural gas is generally a significantly less expensive source of energy than propane, although in areas where natural gas is available, propane is used for certain industrial and commercial applications and as a standby fuel during interruptions in natural gas service. The gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in some areas that previously depended upon propane. However, natural gas pipelines are not present in many areas of the country where propane is sold for heating and cooking purposes.

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

Retail propane industry volumes have been declining for several years and no or modest growth in total demand is foreseen in the next several years. Therefore, the Partnership’s ability to grow within the industry is dependent on its ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the ACE program and the National Accounts program (through which the Partnership encourages multi-location propane users to enter into a single AmeriGas Propane supply agreement rather than agreements with multiple suppliers), as well as the success of its sales and marketing programs designed to attract and retain customers. The failure of the Partnership to retain and grow its customer base would have an adverse effect on its long-term results.

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

In Fiscal 2016, the Partnership’s retail propane sales totaled nearly 1.1 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2014 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 9.3 billion gallons. Based on LP-GAS magazine rankings, 2014 sales volume of the ten largest propane distribution companies (including AmeriGas Partners) represented approximately 39% of domestic retail sales.

Properties

As of September 30, 2016, the Partnership owned approximately 85% of its nearly 690 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2016, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
920	Trailers	79%	21%
360	Tractors	7%	93%
515	Railroad tank cars	2%	98%
3,400	Bobtail trucks	36%	64%
400	Rack trucks	36%	64%
4,000	Service and delivery trucks	45%	55%

Other assets owned at September 30, 2016 included approximately 1.8 million stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.9 million portable propane cylinders with typical capacities of 1 to 120 gallons, 22 terminals, 9 transflow sites, and 12 transflow units.

Trade Names, Trade and Service Marks
The Partnership markets propane and other services principally under the “AmeriGas®”, “America’s Propane Company®”, “Heritage Propane®”, “Relationships Matter®”, “Metro Lawn” and “ServiceMark®” trade names and related service marks. The Partnership also markets propane under various other trade names throughout the United States. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months prior notice in addition to paying the fee to AmeriGas Propane, L.P. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.

Seasonality

Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2016, approximately 64% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under federal legislation, including the Federal Motor Carrier Safety Act, the Hazardous Materials & Transportation Act, and the Homeland Security Act of 2002. Regulations under these statutes cover the security and transportation of hazardous materials, including propane for purposes of these regulations, and are administered by the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“DOT”). The Natural Gas Safety Act of 1968 required the DOT to develop and enforce minimum safety regulations for the transportation of gases by pipeline. The DOT's pipeline safety regulations apply, among other things, to a propane gas system that supplies 10 or more residential customers or two or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to provide operator qualification standards and training and written instructions for employees and third party contractors working on covered pipelines and facilities, establish written procedures to minimize the hazards resulting from gas pipeline emergencies, and conduct and keep records of inspections and testing. Operators are subject to the Pipeline Safety Improvement Act of 2002. Management believes that the procedures currently in effect at all of the Partnership’s facilities for the handling, storage, transportation and distribution of propane are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

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

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2016, the General Partner had nearly 8,300 employees, including over 430 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

UGI INTERNATIONAL

UGI FRANCE

Our UGI France LPG distribution business is conducted in France and the Benelux countries (consisting of Belgium, the Netherlands, and Luxembourg). UGI France also operates a natural gas marketing business in France and Belgium and sold approximately 17 million dekatherms of natural gas during Fiscal 2016.

Products, Services and Marketing

During Fiscal 2016, UGI France sold approximately 451 million gallons of LPG in France and approximately 46 million gallons of LPG in the Benelux countries. UGI France is the largest LPG distributor in France and one of the largest LPG distributors in Belgium, the Netherlands and Luxembourg. UGI France’s customer base consists of residential, commercial, industrial, agricultural and motor fuel customer accounts that use LPG for space heating, cooking, water heating, process heat, forklift operations, and transportation. UGI France sells LPG in cylinders, and in small, medium and large tanks. Sales of LPG are also made to service stations to accommodate vehicles that run on LPG. UGI France sells LPG in cylinders to approximately 20,000 retail outlets, such as supermarkets, individually owned stores and gas stations. Supermarket sales represented approximately 76% of UGI France’s butane cylinder sales volume and approximately 16% of UGI France’s propane cylinder sales volume in Fiscal 2016. At September 30, 2016, UGI France had approximately 404,000 bulk customers, approximately 28,000 natural gas customers and over 15 million cylinders in circulation. Approximately 59% of UGI France’s Fiscal 2016 sales (based on volumes) were cylinder and small bulk, 15% medium bulk, 22% large bulk and 4% to service stations for automobiles. UGI France also engages in wholesale sales of LPG and provides logistics, storage and other services to third-party LPG distributors. In addition, UGI France operates a natural gas marketing business in France and Belgium that serves both commercial and residential customers. No single customer represents, or is anticipated to represent, more than 10% of total revenues for UGI France.

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

The principal end-users of cylinders are residential customers who use LPG supplied in this form for domestic applications such as cooking and heating. Butane cylinders accounted for approximately 52% of all LPG cylinders distributed by UGI France in Fiscal 2016, with propane cylinders accounting for 48% of all LPG cylinders distributed by UGI France in Fiscal 2016. Propane cylinders are also used to supply fuel for forklift trucks. The market demand for cylinders continues to decline, due primarily to customers gradually changing to other household energy sources for cooking and heating, such as natural gas and electricity.

LPG Supply and Storage

UGI France had an agreement with Total France for the supply of propane and butane in France, with pricing based on internationally quoted market prices. Under this agreement, during Fiscal 2016 approximately 50% of UGI France’s propane and butane requirements in France were guaranteed until September 2016. In Fiscal 2016, UGI France purchased substantially all of its propane supply for its operations in France from Total France, SHV, and TOTSA and substantially all of its butane and propane supply for its operations in the Benelux countries from SHV and GUNVOR. The balance of its propane and butane requirements were purchased on the international market and on the domestic spot market.

UGI France has interests in three primary storage facilities that are located at deep sea harbor facilities, and 54 secondary storage facilities. It also manages an extensive logistics and transportation network. Access to seaborne facilities allows UGI France to diversify its LPG supplies through imports. LPG stored in primary storage facilities is transported to smaller storage facilities by rail, sea and road. At secondary storage facilities, LPG is loaded into cylinders or trucks equipped with tanks and then delivered to customers.

Competition and Seasonality

The LPG markets in France and the Benelux countries are mature, with modest declines in total demand due to competition with other fuels and other energy sources, conservation and the economic climate. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas and electricity. Because UGI France’s profitability is sensitive to changes in wholesale LPG costs, UGI France generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that UGI France will always be able to pass on product cost increases fully when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. High LPG prices also may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. France derives a significant portion of its electricity from nuclear power plants. Due to the nuclear power plants, as well as the regulation of electricity prices by the French government, electricity prices in France are generally less expensive than LPG. As a result, electricity has increasingly become a more significant competitor to LPG in France than in other countries where we operate. In addition, government policies and incentives that favor alternative energy sources can result in customers migrating to energy sources other than LPG in both France and the Benelux countries.

In Fiscal 2016, UGI France competed in all of its product markets in France on a national level, principally with two LPG distribution companies, Butagaz (owned by DCC Energy) and Compagnie des Gaz de Petrole Primagaz (owned by SHV Holding NV), as well as with a regional competitor, Vitogaz. UGI France also competes with supermarket chains that affiliate with LPG distributors to offer their own brands of cylinders. UGI France has partnered with two supermarket chains in France in this market. If UGI France is unsuccessful in expanding its services to other supermarket chains, its market share through supermarket sales may decline in France. In the Benelux countries, UGI France competes in all of its product markets on a national level, principally with Compagnie des Gaz de Petrole Primagaz, as well as with several regional competitors. In recent years, competition has increased in the Benelux countries as small competitors have reduced their price offerings. In the Netherlands, several LPG distributors offer their own brands of cylinders. UGI France seeks to increase demand for its butane and propane cylinders through marketing and product innovations. Some of UGI France’s competitors are affiliates of its LPG suppliers. As a result, its competitors may obtain product at more competitive prices.

Because many of UGI France’s customers use LPG for heating, sales volume is affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the challenging economic climate. Demand for LPG is higher during the colder months of the year. During Fiscal 2016, approximately 63% of UGI France’s retail sales volume occurred, and substantially all of UGI France’s operating income was earned, during the six months from October through March. For historical information on weather statistics for UGI France, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Properties

UGI France has interests in three primary storage facilities, one of which is a refrigerated facility. In addition, UGI France is able to use 30,000 cubic meters of capacity of a storage facility, Donges, by virtue of Antargaz’ 50% ownership of GIE Donges.

In connection with the Totalgaz Acquisition and pursuant to the République Française Autorité de la Concurrence’s decision to approve the acquisition in May 2015, UGI France agreed to sell certain depots and a portion of its interests in GIE Norgal and Cobogal; the sale related to GIE Norgal was completed in October 2015 and the sale of Cobogal was completed in April 2016. The table below sets forth details of UGI France’s current ownership in its three primary storage facilities, including GIE Norgal and Cobogal:

	Ownership %	UGI France Storage Capacity - Propane (m3) (1)	UGI France Storage Capacity - Butane (m3) (1)
GIE Norgal	61.1	25,600	10,800
Geogaz-Lavera	21.6	20,200	44,300
Cobogal	50.0	4,500	1,500
_________________

(1)	Cubic meters (1 cubic meter is equivalent to approximately 264 gallons).

UGI France has 54 secondary storage facilities, 42 of which are wholly-owned. The others are partially owned through joint ventures.
Employees

At September 30, 2016, UGI France had over 1,570 employees.

FLAGA & AVANTIGAS

During Fiscal 2016, our UGI International - Flaga & AvantiGas LPG distribution businesses were conducted principally in Europe through our wholly-owned subsidiaries, Flaga and AvantiGas. Flaga is referred to in this section collectively with its subsidiaries as “Flaga” unless the context otherwise requires. Flaga operates in Austria, the Czech Republic, Denmark, Finland, Hungary, Norway, Poland, Romania, Slovakia, Sweden and Switzerland. AvantiGas operates in the United Kingdom.

During Fiscal 2016, Flaga sold approximately 272 million gallons of LPG. Flaga is the largest distributor of LPG in Austria, Denmark, and Hungary and one of the largest distributors of LPG in Poland, the Czech Republic, Slovakia, Norway, and Sweden. During Fiscal 2016, AvantiGas sold over 163 million gallons of LPG.

FLAGA

Products, Services and Marketing

During Fiscal 2016, Flaga sold approximately 272 million gallons of LPG (of which approximately 14 million gallons were to wholesale customers). Flaga serves customers that use LPG for residential, commercial, industrial, agricultural, resale, and automobile fuel (“auto gas”) purposes. Flaga’s customers primarily use LPG for heating, cooking, motor fuel (including forklifts), leisure activities, construction work, manufacturing, crop and grain drying, power generation and irrigation. Flaga sells LPG in cylinders and in small, medium, and large bulk tanks. At September 30, 2016, Flaga had nearly 64,000 customers and nearly 4.4 million cylinders in circulation. Approximately 34% of Flaga’s Fiscal 2016 sales (based on volumes) were cylinder and small bulk, 15% auto gas, 45% large bulk, and 6% medium bulk.

Flaga has a total of 17 sales offices throughout the countries it serves. Sales offices generally consist of an office location where customers can directly purchase LPG. Except for Poland (33%), no single country represented more than approximately 15% of Flaga’s total LPG gallons sold in Fiscal 2016. Flaga distributes cylinders directly to its customers and through the use of distributors who resell the cylinders to end users under the distributor’s pricing and terms. No single customer represents or is anticipated to represent more than 5% of total revenues for Flaga.

LPG Supply and Storage

Flaga typically enters into an annual LPG supply agreement with TCO/Chevron. During Fiscal 2016, TCO/Chevron supplied approximately 41% of Flaga’s LPG requirements, with pricing based on internationally quoted market prices, and 29 suppliers accounted for the remaining 59% of Flaga’s LPG supply. Flaga also purchases LPG on the international market and on the domestic markets, under annual term agreements with international oil and gas trading companies, including SIBUR, NOVATEK, LOTOS, and PGNIG, and from domestic refineries, primarily OMV, Shell, MOL, and Statoil. In addition, LPG purchases are made on the spot market from international oil and gas traders.

Flaga operates 16 main storage facilities, including one in Denmark and one in Finland that are located at deep sea harbor facilities, two LPG import terminals in Poland, and 22 secondary storage facilities. Flaga manages a widespread logistics and transportation network including approximately 205 leased railcars, and also maintains various transloading and filling agreements with third parties. LPG stored in primary storage facilities is transported to smaller storage facilities by rail or truck.

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

Because many of Flaga’s customers use LPG for heating, sales volumes in Flaga’s sales territories are affected by the severity of the temperatures during the heating season months and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic climate. Because Flaga’s profitability is sensitive to changes in wholesale LPG costs, Flaga generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that Flaga will always be able to pass on product cost increases fully when product costs rise. In parts of Flaga’s sales territories, it is particularly difficult to pass on rapid increases in the price of LPG due to the low per capita income of customers in several of its territories and the intensity of competition. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. In many of Flaga’s sales territories, government policies and incentives that favor alternative energy sources may result in customers migrating to energy sources other than LPG. Rules and regulations applicable to LPG industry operations in many of the Eastern European countries where Flaga operates are still evolving, causing intensified competitive conditions in those areas.

Government Regulation

Flaga’s business is subject to various laws and regulations at both the national and European levels with respect to matters such as protection of the environment and the storage and handling of hazardous materials and flammable substances.

Employees

At September 30, 2016, Flaga had approximately 950 employees.

AVANTIGAS

Products, Services and Marketing

During Fiscal 2016, AvantiGas sold over 163 million gallons of LPG (of which approximately 98 million gallons were wholesale gallons). At September 30, 2016, AvantiGas had over 16,450 customers. AvantiGas serves customers that use LPG for wholesale, aerosol, agricultural, residential, commercial, industrial, and auto gas purposes. AvantiGas’ customers primarily use LPG for heating, cooking, motor fuel (including forklifts), leisure activities, industrial processes and aerosol propellant. AvantiGas sells LPG in cylinders and small, medium, and large bulk tanks with small bulk and cylinder sales representing approximately 8% of Fiscal 2016 sales (based on volumes), medium bulk sales representing approximately 2% of Fiscal 2016 sales and large bulk sales representing approximately 90% of Fiscal 2016 sales.

AvantiGas serves its customer base through a centralized customer service center and, therefore, does not have sales offices in the United Kingdom. Sales to wholesale customers represented approximately 60% of gallons sold; aerosol customers 21%; agricultural customers 4%; residential customers 6%; and commercial, industrial and autogas 9%. Three wholesale customers and two aerosol customers collectively represented nearly 53% of AvantiGas’ total revenues in Fiscal 2016. No other customer represents or is anticipated to represent more than 5% of total revenues for AvantiGas.

LPG Supply and Storage

AvantiGas has a five-year agreement with Essar Energy plc’s Stanlow refinery, terminating in the fiscal year ending September 30, 2020, and a one-year agreement with Statoil UK Ltd.’s Mossmorran terminal for the supply of more than 90% of AvantiGas’ LPG requirements, terminating in Fiscal 2017. Pricing for such agreements is based on internationally quoted market prices. In Fiscal 2016, AvantiGas purchased the remainder of its LPG requirements from other third party suppliers.

AvantiGas operates ten main storage facilities in England, Scotland and Wales. AvantiGas manages a logistics and transportation network, consisting of approximately 50 trucks, and also maintains various transportation agreements with third parties. LPG stored in primary storage facilities is transported to smaller storage facilities or customers by truck.

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

Because many of AvantiGas’ customers use gas for heating purposes, sales volumes in AvantiGas’ sales territories are affected principally by the severity of the temperatures during the heating season months and traditionally fluctuate from year-to-year in response to variations in weather, prices and other factors, such as energy conservation efforts and the economic climate. During Fiscal 2016, approximately 55% of AvantiGas’ retail sales volume occurred, and approximately 70% of AvantiGas’ operating income was earned, during the peak heating season of October to March. Because AvantiGas’ profitability is sensitive to changes in wholesale LPG costs, AvantiGas generally seeks to pass on increases in the cost of LPG to customers. There is no assurance, however, that AvantiGas will always be able to pass on product cost increases fully when product costs rise. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities, such as crude oil and natural gas, or other unforeseen events. High LPG prices may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources.

Government Regulation

AvantiGas’ business is subject to various laws and regulations at both the national and European levels with respect to matters such as competition, protection of the environment and the storage and handling of hazardous materials and flammable substances.

Employees

At September 30, 2016, AvantiGas had approximately 235 employees.

MIDSTREAM & MARKETING

ENERGY SERVICES

Retail Energy Marketing

Energy Services sells natural gas, liquid fuels and electricity to approximately 16,000 residential, commercial and industrial customers at approximately 40,000 locations. Energy Services serves customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Massachusetts, Virginia, North Carolina, South Carolina and the District of Columbia. Energy Services distributes natural gas through the use of the distribution systems of 37 local gas utilities. It supplies power to customers through the use of the transmission lines of 20 utility systems.

Historically, a majority of Energy Services’ commodity sales have been made under fixed-price agreements, which typically contain a take-or-pay arrangement that permits customers to purchase a fixed amount of product for a fixed price during a specified period, and requires payment for the product even if the customer does not take delivery of the product. However, a growing number of Energy Services’ commodity sales are currently being made under requirements contracts, under which Energy Services is typically an exclusive supplier and will supply as much product at a fixed price as the customer requires. Energy Services manages supply cost volatility related to these agreements by (i) entering into fixed-price supply arrangements with a diverse group of suppliers, (ii) holding its own interstate pipeline transportation and storage contracts to efficiently utilize gas supplies, (iii) entering into exchange-traded futures contracts on the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE), (iv) entering into over-the-counter derivative arrangements with major international banks and major suppliers, (v) utilizing supply assets that it owns or manages, and (vi) utilizing financial transmission rights to hedge price risk against certain transmission costs. Energy Services also bears the risk for balancing and delivering natural gas and power to its customers under various gas pipeline and utility company tariffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

Midstream Assets

Energy Services operates a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania (“Temple Facility”), and propane storage and propane-air mixing stations in Bethlehem, Reading, Hunlock Creek, and White Deer, Pennsylvania. It also operates propane storage, rail transshipment terminals, and propane-air mixing stations in Steelton and Williamsport, Pennsylvania. These assets are used in Energy Services’ energy peaking business that provides supplemental energy, primarily liquefied natural gas and propane-air mixtures, to gas utilities on interstate pipelines at times of high demand (generally during periods of coldest winter weather). In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the gas grid. Energy Services also manages natural gas pipeline and storage contracts for UGI Utilities and Frontier Natural Gas, subject to a competitive bid process.

In Fiscal 2016, Energy Services continued making investments to expand its energy peaking and LNG fuels business by initiating the construction of two infrastructure projects, the Manning LNG liquefaction plant and the Steelton LNG peak shaving facility. The Manning LNG liquefaction plant has been designed to produce 10,000 dekatherms of LNG per day with 280,000 gallons of storage and trucking-loading capability and is expected to be completed in Fiscal 2017. The Steelton LNG peak shaving facility has been designed to provide 75,000 dekatherms per day of peaking capacity and two million gallons of LNG storage and is expected to be completed in the fiscal year ending September 30, 2018.

A wholly-owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2016, Energy Services leased more than 85% of the firm capacity at its underground natural gas facilities to third parties.

In Fiscal 2016, Energy Services continued making investments in infrastructure projects to support the development of natural gas in the Marcellus Shale region of Pennsylvania. An expansion of Energy Services’ Auburn Gathering System in the Marcellus Shale region was completed, adding 150,000 dekatherms of capacity per day. The Auburn gathering system includes a new 24” pipeline that will loop the original 12” Auburn line. With this expansion, the Auburn gathering system is now capable of delivering up to 470,000 dekatherms of capacity per day to both the Tennessee Gas Pipeline and the Transcontinental Gas Pipeline.

In Fiscal 2016, Energy Services also made progress on its participation in the PennEast Pipeline project to develop an approximately 118-mile pipeline from Luzerne County, Pennsylvania to the Trenton-Woodbury interconnection in New Jersey. When completed, the pipeline will transport approximately 1 billion cubic feet of lower cost natural gas to residential and commercial customers each day. In July 2016, FERC issued a Draft Environmental Impact Statement with respect to the PennEast Pipeline project and Energy Services expects to receive a Final Environmental Impact Statement and FERC Certificate in Fiscal 2017.

During Fiscal 2016, Energy Services, through its wholly-owned subsidiary, UGI Sunbury, LLC, started construction on an approximately 35-mile interstate natural gas pipeline in central Pennsylvania to serve the proposed Hummel Station combined-cycle 1,000 megawatt power generation facility near the Shamokin Dam in Snyder County, Pennsylvania (Sunbury Pipeline project). The project is expected to be completed in Fiscal 2017.

Future planned investments are expected to cover a range of midstream asset opportunities, including interstate pipelines, local gathering systems and gas storage facilities and complementary and related investments.

HVAC Business

Energy Services also conducts a heating, ventilation, air conditioning, refrigeration, mechanical & electrical contracting, and project management service business through its HVAC business unit, which serves portions of eastern and central Pennsylvania and portions of New Jersey and northern Delaware. This business serves customers in residential, commercial, industrial and new construction markets.

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

Government Regulation

FERC has jurisdiction over the rates and terms and conditions of service of wholesale sales of electric capacity and energy, as well as the sales for resale of natural gas and related storage and transportation services.  Energy Services has a tariff on file with FERC pursuant to which it may make power sales to wholesale customers at market-based rates. Energy Services also has market-based rate authority for power sales to wholesale customers, to the extent that Energy Services purchases power in excess of its retail customer needs.  Two subsidiaries of Energy Services currently operate natural gas storage facilities under FERC certificate approvals and offer services to wholesale customers at FERC-approved market-based rates. In May 2016, Energy Services received FERC approval for UGI Mt. Bethel Pipeline Company, LLC, a newly created, wholly-owned subsidiary of Energy Services, to acquire an existing 12.5 mile, 12-inch-diameter pipeline located in Northampton County, Pennsylvania. The acquisition was completed and the Mt. Bethel Pipeline was placed into interstate service in July 2016. As a result of the acquisition, Energy Services and its subsidiaries were required to achieve compliance with the FERC Standards of Conduct (“SOC”). Energy Services developed a compliance policy, relocated employee offices, adopted new IT security measures and conducted employee training to achieve full SOC compliance by July 2, 2016. UGI Sunbury, LLC also received FERC approval for the Sunbury Pipeline project in April 2016. The Sunbury Pipeline is currently under construction, subject to a FERC-approved implementation plan and inspection procedures, and is expected to be placed into service in Fiscal 2017. In addition, the PennEast Pipeline project filed an application for FERC approval in September 2015 and the application remains pending. Energy Services is also subject to FERC reporting requirements, market manipulation rules and other FERC enforcement and regulatory powers with respect to its wholesale commodity business.

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

Employees

At September 30, 2016, Energy Services had approximately 550 employees, including its HVAC business which had approximately 300 employees.

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

In addition, UGID owns and operates a landfill gas-fueled generation plant near Hegins, Pennsylvania, with gross generating capacity of 11 megawatts. The plant qualifies for renewable energy credits.

UGID also owns and operates 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey.

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

Employees

At September 30, 2016, UGID had approximately 25 employees.

UGI UTILITIES

GAS UTILITY

Gas Utility consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, and UGI Utilities’ subsidiaries, PNG and CPG. Gas Utility serves over 626,000 customers in eastern and central Pennsylvania and more than five hundred customers in portions of one Maryland county. Gas Utility is regulated by the PUC and, with respect to its customers in Maryland, the Maryland Public Service Commission.

Service Area; Revenue Analysis

Gas Utility provides natural gas distribution services to over 626,000 customers in certificated portions of 44 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 89% of Gas Utility’s 12,000 miles of gas mains, with bare steel pipe comprising approximately 8% and cast iron pipe comprising approximately 3% of Gas Utility’s gas mains. In accordance with Gas Utility’s agreement with the PUC, Gas Utility will replace the cast iron portion of its gas mains by March of 2027 and the bare steel portion by September 2041. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville, and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass and paper product manufacturing. Gas Utility also distributes natural gas to more than 500 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2016 was approximately 212.4 billion cubic feet (“bcf”). System sales of gas accounted for approximately 25% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 75% of system throughput.

Sources of Supply and Pipeline Capacity

Gas Utility is permitted to recover prudently incurred costs of natural gas it sells to its customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures” and Note 8 to Consolidated Financial Statements. Gas Utility meets its service requirements by utilizing a diverse mix of natural gas purchase contracts with marketers and producers, along with storage and transportation service contracts. These arrangements enable Gas Utility to purchase gas from Marcellus, Gulf Coast, Mid-Continent, and Appalachian sources. For the transportation and storage function, Gas Utility has long-term agreements with a number of pipeline companies, including Texas Eastern Transmission, LP, Columbia Gas Transmission, LLC, Transcontinental Gas Pipeline Company, LLC, Dominion Transmission, Inc., ANR Pipeline Company, and Tennessee Gas Pipeline Company, L.L.C.

Gas Supply Contracts

During Fiscal 2016, Gas Utility purchased approximately 64.7 bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core-market”)) and off-system sales customers. Approximately 88% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 12% of gas purchased by Gas Utility was supplied by approximately 30 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 12 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. For Fiscal 2016, nearly 60% of Gas Utility’s sales volume was supplied, and more than 80% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity, and propane, although the price gap between natural gas and oil narrowed in Fiscal 2016 due to a reduction in the price of oil. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base.

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

Approximately 31% of Gas Utility’s annual throughput volume for commercial and industrial customers includes non-interruptible customers with firm rates with locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, approximately 26% of Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. Gas Utility has 42 such customers, 39 of which have transportation contracts extending beyond fiscal year 2017. The majority of these customers are served under transportation contracts having 3- to 20-year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2017. Supply mix is diversified, market priced, and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.

During Fiscal 2016, Gas Utility supplied transportation service to four major co-generation installations and nine electric generation facilities. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2016, Gas Utility connected over 2,300 new commercial and industrial customers. In the residential market sector, Gas Utility added nearly 14,000 residential heating customers during Fiscal 2016. Approximately 30% of these customers were the result of new home construction and approximately 70% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. Existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2016.

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

In January 2016, UGI Gas filed a request with the PUC for its first base rate increase in over 21 years. On October 14, 2016, the PUC approved a settlement that was effective October 19, 2016 and will result in a $27.0 million increase in annual base rate revenues. The settlement permits UGI Gas to establish new reconcilable surcharges to permit the timely recovery of the costs of universal service programs designed to assist low income customers, and costs associated with a new energy efficiency and conservation program. UGI Gas will also be permitted to implement a new Technology and Economic Development Rider to provide additional flexibility in establishing the rates of smaller volume commercial and industrial customers to encourage cost-effective load growth. The base rates of PNG and CPG were last established in 2009 and 2011, respectively.

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

The PUC approved LTIIPs for UGI Gas, PNG, and CPG in 2014, and on June 30, 2016, approved a revised LTIIP for these entities that increases the projected spend on DSIC-eligible property for the 2016-2018 period from approximately $266.3 million to $402.8 million. The PUC also approved DSIC mechanisms for PNG and CPG in September 2014 and July 2015, respectively; both PNG and CPG are collecting revenues under their respective DSICs. On March 31, 2016, PNG and CPG filed petitions with the PUC seeking to increase the cap on their DSIC rate mechanisms from five percent to ten percent of billed distribution revenues. The PUC has not yet ruled on these petitions.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism effective January 1, 2017.  Revenues collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an Administrative Law Judge.  To commence recovery of revenue under the mechanism, UGI

Gas must first place into service a threshold level of DSIC-eligible plant agreed upon in the settlement of its recent base rate case.  Achievement of that threshold is not likely to occur prior to September 30, 2017.

The gas service tariffs for UGI Gas, PNG, and CPG contain PGC rates applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas, PNG, and CPG sell to their customers. PGC rates are reviewed and approved annually by the PUC. UGI Gas, PNG, and CPG may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PUC six months prior to its effective date. During this period, the PUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections. UGI Gas, PNG, and CPG may assign to and recover from alternative natural gas suppliers the costs of gas supply contracts acquired to serve the needs of smaller volume customers who elect to receive their natural gas supply service from an alternative supplier.

On June 23, 2016, Act 47 of 2016 was enacted. Act 47 revised the interest rates that are applied to PGC over and under collections, removed the requirement that over and under collections be assessed to customers who leave default service to obtain natural gas from an alternative supplier by way of a so-called migration rider, provided additional assurance of cost recovery for PGC costs, and granted natural gas distribution companies the right to recover the reasonable costs incurred to implement customer choice on a full and current basis through a reconcilable rate mechanism. Gas Utility expects to implement the interest rate revision and migration rider provisions of Act 47 in December 2016.

FERC Market Manipulation Rules and Other FERC Enforcement and Regulatory Powers

UGI Utilities is subject to Section 4A of the Natural Gas Act, which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of natural gas or natural gas transportation subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of gas markets. UGI Utilities is also subject to Section 222 of the Federal Power Act, which prohibits the use or employment of any manipulative or deceptive devices or contrivances in connection with the purchase or sale of electric energy or transmission service subject to the jurisdiction of FERC, and FERC regulations that are designed to promote the transparency, efficiency, and integrity of electric markets.

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

Other Government Regulation

In addition to regulation by the PUC and FERC, Gas Utility is subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Gas Utility is subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”), CERCLA, and comparable state statutes with respect to the release of hazardous substances on property owned or operated by Gas Utility. See Note 16 to Consolidated Financial Statements.

Employees

At September 30, 2016, Gas Utility had approximately 1,520 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,200 miles of transmission and distribution lines and 13 substations. At September 30, 2016, UGI Utilities’ electric utility operations had approximately 70 employees.

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed with the PUC. UGI Utilities’ electric utility operations are subject to regulation by the PUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, and various other matters. The most recent general base rate increase for Electric Utility became effective in 1996. PUC default service regulations became applicable to Electric Utility’s provision of default service effective January 1, 2010 and Electric Utility, consistent with these regulations, has received PUC approval through May 31, 2017 of (i) default service tariff rules, (ii) a reconcilable default service cost rate recovery mechanism to recover the cost of acquiring default service supplies, (iii) a plan for meeting the post-2009 requirements of the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources, and (iv) a reconcilable AEPS Act cost recovery rate mechanism to recover the costs of complying with AEPS Act requirements applicable to default service supplies for service rendered through May 31, 2017. Under these rules, default service rates for most customers are adjusted quarterly. On April 22, 2016, Electric Utility petitioned the PUC to approve a new default service plan for the period of June 1, 2017 through May 31, 2021. On November 9, 2016, the PUC approved a settlement allowing the Company’s new plan to become effective June 1, 2017.

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

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income (loss) and identifiable assets attributable to each of UGI’s reportable business segments, and to the geographic areas in which we operate, for the 2016, 2015 and 2014 fiscal years appears in Note 21 to Consolidated Financial Statements included in Item 8 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2016, UGI and its subsidiaries had approximately 13,320 employees.

ITEM 1A. RISK FACTORS

There are many factors that may affect our business and results of operations. Additional discussion regarding factors that may affect our business and operating results is included elsewhere in this Report.

Our holding company structure could limit our ability to pay dividends or debt service.

We are a holding company whose material assets are the stock of our subsidiaries. Our ability to pay dividends on our common stock and to pay principal and accrued interest on our debt, if any, depends on the payment of dividends to us by our principal subsidiaries, AmeriGas, Inc., UGI Utilities, Inc. and UGI Enterprises, Inc. (including UGI France). Payments to us by those subsidiaries, in turn, depend upon their consolidated results of operations and cash flows. The operations of our subsidiaries are affected by conditions beyond our control, including weather, local regulations, competition in national and international markets we serve, the costs and availability of propane, butane, natural gas, electricity, and other energy sources and capital market conditions. The ability of our subsidiaries to make payments to us is also affected by the level of indebtedness of our subsidiaries, which is substantial, and the restrictions on payments to us imposed under the terms of such indebtedness.

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

During Fiscal 2016, AmeriGas Propane purchased over 89% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain areas, a single supplier may provide more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their suppliers. For example, during Fiscal 2016, AvantiGas purchased over 90% of its propane needs from two suppliers. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive. In addition, much of Flaga’s LPG is supplied by companies from Kazakhstan and travels through Russia and the Ukraine. The imposition of sanctions on Flaga’s suppliers or a significant change in Flaga’s LPG supply route could lead to supply disruptions and higher costs, which could have an adverse impact on our earnings.

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

To the extent we are successful in making acquisitions, such acquisitions involve a number of risks. These risks include, but are not limited to, the assumption of material liabilities, environmental liabilities, the diversion of management’s attention from the management of daily operations to the integration of operations, difficulties in the assimilation and retention of employees and difficulties in the assimilation of different cultures and practices and internal controls, as well as in the assimilation of broad and geographically dispersed personnel and operations. The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

Regulators may not approve the rates we request and existing rates may be challenged, which may adversely affect our results of operations.

In our UGI Utilities segment, our distribution operations are subject to regulation by the PUC. The PUC, among other things, approves the rates that UGI Utilities and its subsidiaries, PNG and CPG, may charge their utility customers, thus impacting the returns that UGI Utilities and its subsidiaries may earn on the assets that are dedicated to those operations. We expect that UGI Utilities and its subsidiaries will periodically file requests with the PUC to increase base rates that each company charges customers. If UGI Utilities or its applicable subsidiary is required in a rate proceeding to reduce the rates it charges its utility customers, or is unable to obtain approval for timely rate increases from the PUC, particularly when necessary to cover increased costs, UGI Utilities’ or such subsidiary’s revenue growth will be limited and earnings may decrease.

We are subject to operating and litigation risks that may not be covered by insurance.

Our business operations in the U.S. and other countries are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG, propane and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.

Our operations, capital expenditures and financial results may be affected by regulatory changes and/or market responses to global climate change.

There continues to be concern, both nationally and internationally, about climate change and the contribution of GHG emissions, most notably carbon dioxide, to global warming. Increased regulation of GHG emissions, including in the transportation sector, could impose significant additional costs on us, our suppliers and our customers. In addition to carbon dioxide, greenhouse gases include, among others, methane, a component of natural gas. Some states have adopted laws and regulations regulating the emission of GHGs for some industry sectors. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane companies, to purchase allowances to compensate for the GHG emissions created by their business operations. However, there is currently no federal or regional legislation mandating the reduction of GHG emissions in the U.S. Although Congress has not enacted federal climate change legislation, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs from motor vehicles and certain large stationary sources, and to require reporting of GHG emissions by certain regulated facilities on an annual basis. For the most part, our facilities are not currently subject to these regulations, but the potential increased costs of regulatory compliance and mandatory reporting by our customers and suppliers could have an effect on our operations or financial condition. The adoption of additional federal or state climate change legislation or regulatory programs to reduce emissions of GHGs could require us or our suppliers to incur increased capital and operating costs, with resulting impact on product price and demand. In September 2009, the EPA issued a final rule establishing a system for mandatory reporting of GHG emissions. In November 2010, the EPA expanded the reach of its GHG reporting requirements to include the petroleum and natural gas industries. Petroleum and natural gas facilities subject to the rule, which include facilities of our natural gas distribution business, were required to begin emissions monitoring in January 2011 and to submit detailed annual reports beginning in March 2012. The rule does not require affected facilities to implement GHG emission controls or reductions. However, in August 2015, the EPA finalized the Clean Power Plan rule, which provides standards and guidelines for reducing existing power plants’ GHG emissions and related pollutants by 2030. Under the Clean Power Plan’s standards and guidelines, existing power plants will be required to reduce emissions through a rate-based or a mass-based approach; states began submitting their reduction plans to the EPA in September 2016. The impact of new legislation and regulations will depend on a number of factors, including (i) which industry sectors would be impacted, (ii) the timing of required compliance, (iii) the overall GHG emissions cap level, (iv) the allocation of emission allowances to specific sources, and (v) the costs and opportunities associated with compliance. At this time, we cannot predict the effect that climate change regulation may have on our business, financial condition or operations in the future.

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

The retail LPG distribution industry in the U.S. and each of the Western European countries in which we operate is mature and has been declining over the past several years in the U.S. and Western Europe, with no or modest growth in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the domestic ACE and National Accounts programs in the U.S., as well as the success of our sales and marketing programs designed to attract and retain customers. A failure to retain and grow our customer base would have an adverse effect on our results.

UGI Utilities’ transmission and distribution systems may not operate as planned, which may increase expenses or decrease UGI Utilities’ revenues and, thus, have an adverse effect on our financial results.

Our ability to manage operational risk with respect to UGI Utilities’ transmission and distribution systems is critical to our financial results. The business also faces several risks, including the breakdown or failure of or damage to equipment or processes (especially due to severe weather or natural disasters), accidents and other factors. Operation of UGI Utilities’ transmission and distribution systems below our expectations may result in lost revenues or increased expenses, including higher maintenance costs.

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

Moreover, the efficient execution of the Company’s businesses is dependent upon the proper functioning of its internal systems, such as the information technology system that supports the Company’s underlying business processes.  Any significant failure or malfunction of such information technology systems may result in disruptions of our operations.  In addition, the effectiveness of our internal controls could be adversely affected if we encounter unforeseen problems with respect to the operation of our information technology systems. While we have purchased cyber security insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses.

Our operations may be adversely affected by competition from other energy sources.

Our energy products and services face competition from other energy sources, some of which are less costly for equivalent energy value. In addition, we cannot predict the effect that the development of alternative energy sources might have on our operations.

Our propane businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of propane but, except in France, is generally more expensive than propane on a Btu equivalent basis for space heating, water heating and cooking. Notwithstanding cost, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. In addition, due to the prevalence of nuclear electric generation in France, the cost of electricity is generally less expensive than that of LPG, particularly when the cost to install new equipment to convert to LPG is considered. Fuel oil is also a major competitor of propane and, although a less environmentally attractive energy source, is currently less expensive than propane. Furnaces and appliances that burn propane will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a significantly less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in our service areas has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon propane. As long as natural gas remains a less expensive energy source than propane, our propane business will lose customers in each region into which natural gas distribution systems are expanded.

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

While we generally refer to our UGI Utilities segment as our “regulated segment,” there are many governmental regulations that have an impact on all of our businesses. Currently, we are subject to extensive and changing international, federal, state, and local safety, health, transportation, tax, and environmental laws and regulations governing the storage, distribution, and transportation of our energy products. Moreover, existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company that may affect our businesses in ways that we cannot predict.

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

Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”) in 2010, which contains comprehensive financial reform legislation. Our businesses are subject to Title VII of the Act, which imposes rules aimed at anti-market manipulation, and includes regulation on the over-the-counter derivatives market and entities that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”) and other regulators to implement the Act’s provisions. Most rules and regulations required to be issued by the CFTC under the Act have been finalized, but there are some additional rules and regulations that have yet to be adopted. It is possible that the rules and regulations under the Act may increase our cost of using derivative instruments to hedge risks associated with our business or may reduce the availability of such instruments to protect against risks we encounter. While costs imposed directly on us due to regulatory requirements for derivatives under the Act, such as reporting recordkeeping and electing the end-user exception from mandatory clearing, are relatively minor, increased costs may arise from clearing, trade execution, margin, capital, reporting, recordkeeping, compliance and business conduct requirements imposed upon our counterparties to the extent those costs are passed through to us. Position limits also may be imposed that could further limit our ability to hedge risks and may impose compliance and reporting obligations on us. To the extent new rules and regulations impose on our bank counterparties more collateral or margin for individual transactions, our available liquidity also may be adversely affected. Accordingly, our business and operating results may be adversely affected if, as a result of the Act and the rules and regulations promulgated under the Act, we are forced to reduce or modify our current use of derivatives.

Volatility in credit and capital markets may restrict our ability to grow, increase the likelihood of defaults by our customers and counterparties and adversely affect our operating results.

The volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, such market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

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

2016 Fiscal Year	High	Low
4th Quarter	$48.13	$43.83
3rd Quarter	$45.25	$39.20
2nd Quarter	$40.85	$31.59
1st Quarter	$37.51	$31.51

2015 Fiscal Year	High	Low
4th Quarter	$37.02	$32.80
3rd Quarter	$37.85	$32.12
2nd Quarter	$38.61	$31.54
1st Quarter	$39.74	$33.39

Dividends

Quarterly dividends on our Common Stock were paid in Fiscal 2016 and Fiscal 2015 as follows:

2016 Fiscal Year	Amount
4th Quarter	$0.2375
3rd Quarter	$0.2275
2nd Quarter	$0.2275
1st Quarter	$0.2275

2015 Fiscal Year	Amount
4th Quarter	$0.2275
3rd Quarter	$0.2175
2nd Quarter	$0.2175
1st Quarter	$0.2175

Record Holders

On November 16, 2016, UGI had 6,164 holders of record of Common Stock.

Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company’s repurchases of its Common Stock during the quarter ended September 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	0	0	$0	12.02 million
August 1, 2016 to August 31, 2016	45,000	$45.51	45,000	11.97 million
September 1, 2016 to September 30, 2016	455,000	$45.74	455,000	11.52 million
Total	500,000	$45.72	500,000
(1) Shares of UGI Corporation Common Stock are repurchased through a share repurchase program announced by the Company on January 30, 2014. The Board of Directors authorized the repurchase of up to 15 million shares of UGI Corporation Common Stock over a four-year period.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2016	2015	2014	2013	2012
FOR THE PERIOD:
Income statement data:
Revenues	$5,685.7	$6,691.1	$8,277.3	$7,194.7	$6,521.3
Net income including noncontrolling interests	$488.8	$414.0	$532.6	$427.6	$197.7
(Deduct net income) add net loss attributable to noncontrolling interests, principally in AmeriGas Partners	(124.1)	(133.0)	(195.4)	(149.5)	12.5
Net income attributable to UGI Corporation	$364.7	$281.0	$337.2	$278.1	$210.2
Earnings per common share attributable to UGI stockholders:
Basic	$2.11	$1.62	$1.95	$1.63	$1.24
Diluted	$2.08	$1.60	$1.92	$1.60	$1.24
Cash dividends declared per common share	$0.930	$0.890	$0.791	$0.737	$0.707
AT PERIOD END:
Balance sheet data (a):
Total assets	$10,847.2	$10,514.2	$10,062.7	$9,972.8	$9,634.7
Capitalization:
Debt:
Short-term debt:
AmeriGas Propane	$153.2	$68.1	$109.0	$116.9	$49.9
UGI International	0.5	0.6	8.0	6.5	21.0
UGI Utilities	112.5	71.7	86.3	17.5	9.2
Midstream & Marketing	25.5	49.5	7.5	87.0	85.0
Long-term debt (including current maturities):
AmeriGas Propane	2,333.6	2,261.9	2,266.1	2,270.4	2,294.1
UGI International	779.6	774.2	562.8	650.3	568.2
UGI Utilities	671.5	619.8	639.5	639.8	597.4
Other	10.8	11.5	12.1	12.9	12.4
Total debt	4,087.2	3,857.3	3,691.3	3,801.3	3,637.2
UGI Corporation stockholders’ equity	2,850.9	2,692.0	2,659.1	2,492.5	2,229.8
Noncontrolling interests, principally in AmeriGas Partners	750.9	880.4	1,004.1	1,055.4	1,085.6
Total capitalization	$7,689.0	$7,429.7	$7,354.5	$7,349.2	$6,952.6
Ratio of capitalization (a):
Total debt	53.2%	51.9%	50.2%	51.7%	52.3%
UGI Corporation stockholders’ equity	37.1%	36.2%	36.2%	33.9%	32.1%
Noncontrolling interests, principally in AmeriGas Partners	9.7%	11.9%	13.6%	14.4%	15.6%
	100.0%	100.0%	100.0%	100.0%	100.0%

(a)
Certain amounts prior to Fiscal 2016 have been adjusted to reflect the retrospective effects of the adoption of new accounting guidance regarding the classification of debt issuance costs (see Note 3 to Consolidated Financial Statements).

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2016	2015	2014	2013	2012
Non-GAAP Reconciliation:
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$364.7	$281.0	$337.2	$278.1	$210.2
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $13.5, $(30.9), $(4.5), $3.1 and $6.3, respectively) (a) (b)	(29.9)	53.3	6.6	(4.3)	(8.9)
Integration and acquisition expenses associated with Finagaz acquired on May 29, 2015 (net of tax of $(10.6), $(7.7), $(2.2), $0 and $0, respectively) (a)	17.3	14.9	4.3	—	—
Loss on extinguishments of debt (net of tax of $(5.0), $0, $0, $0 and $(1.4), respectively) (a)	7.9	—	—	—	2.2
Costs associated with extinguishment of debt (net of tax of $0, $(5.7), $0, $0 and $0, respectively) (a) (c)	—	4.6	—	—	—
Impact of retroactive change in French tax law	—	—	5.7	—	—
Integration and acquisition expenses associated with the retail propane businesses of Energy Transfer Partners, L.P. (“Heritage Propane”) acquired by the Partnership on January 12, 2012 (net of tax of $0, $0, $0, $(2.8) and $(5.6), respectively) (a)	—	—	—	4.4	8.8
Adjusted net income attributable to UGI Corporation (d)	$360.0	$353.8	$353.8	$278.2	$212.3
Adjusted earnings per common share attributable to UGI stockholders:
UGI Corporation earnings per share - diluted	$2.08	$1.60	$1.92	$1.60	$1.24
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (b)	(0.17)	0.30	0.04	(0.02)	(0.05)
Integration and acquisition expenses associated with Finagaz acquired on May 29, 2015	0.10	0.08	0.03	—	—
Loss on extinguishments of debt	0.04	—	—	—	0.01
Costs associated with extinguishment of debt	—	0.03	—	—	—
Impact of retroactive change in French tax law	—	—	0.03	—	—
Integration and acquisition expenses associated with the retail propane businesses of Energy Transfer Partners, L.P. (“Heritage Propane”) acquired by the Partnership on January 12, 2012	—	—	—	0.03	0.05
Adjusted diluted earnings per share (d)	$2.05	$2.01	$2.02	$1.61	$1.25

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding.

(c)	Costs associated with extinguishment of debt in Fiscal 2015 are included in interest expense on the Consolidated Statements of Income.

(d)
Management uses "adjusted net income attributable to UGI" and "adjusted diluted earnings per share," both of which are non-GAAP financial measures, when evaluating UGI's overall performance. Adjusted net income attributable to UGI is net income attributable to UGI after excluding net after-tax gains and losses on commodity derivative instruments not associated with current-period transactions (principally comprising unrealized gains and losses on commodity derivative instruments), losses on extinguishments of debt, Finagaz and Heritage Propane integration and acquisition expenses and the impact of a retroactive change in French tax law.

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
Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating season months of October through March. As a result, our earnings, after adjusting for the effects of gains and losses on commodity derivative instruments not associated with current period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.
UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors. Adjusted net income attributable to UGI Corporation excludes (1) net after-tax gains and losses on commodity derivative instruments not associated with current-period transactions and (2) other significant discrete items that management believes affect the comparison of period-over-period results (as such items are further described below). UGI does not designate its commodity derivative instruments as hedges under U.S. generally accepted accounting principles (“GAAP”). Volatility in net income attributable to UGI Corporation as determined in accordance with GAAP can occur as a result of gains and losses on commodity derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. GAAP net income is affected by after-tax gains and losses on commodity derivative instruments not associated with current-period transactions, however, because these instruments economically hedge anticipated future purchases or sales of energy commodities, we expect that such gains and losses will be largely offset by gains or losses on the anticipated future transactions when such derivative contracts are settled and the associated energy commodity is purchased or sold. For further information, see “Non-GAAP Financial Measures” below.
Effective October 1, 2015, we began presenting our Gas Utility and Electric Utility operating segments together as “UGI Utilities,” and our HVAC operating segment in our Energy Services operating segment. Previously, our Electric Utility and HVAC operating segments were included in Corporate & Other in our segment presentation. Prior year amounts have been restated to reflect these changes (see Note 21 to Consolidated Financial Statements).

Executive Overview

Fiscal 2016 provided a very challenging operating environment for each of UGI’s businesses principally as a result of significantly warmer than normal weather during our peak heating season months. Our geographic diversity typically reduces the risk of extreme weather variations across the United States and our European LPG operations. However, Fiscal 2016 was unusual in that virtually all regions of the U.S. and our UGI International service territories in Europe experienced temperatures that were significantly warmer than normal. Notwithstanding the strong headwinds created by this warm weather, UGI achieved Fiscal 2016 adjusted net income and diluted earnings per share that were higher than in Fiscal 2015 and the highest in its history. This positive outcome was due in large part to the full-year impact of the acquisition of French LPG distributor Finagaz, completed in May 2015, and strong LPG unit margins in Europe as a result of rapidly falling LPG commodity prices early in Fiscal 2016 and effective margin management.
Our UGI International businesses experienced weather in Fiscal 2016 that was significantly warmer than normal but only slightly warmer than the weather experienced in Fiscal 2015. This warm weather continued to impact UGI International volumes but the full-year benefits from Finagaz and higher average LPG unit margins resulting from effective margin management and rapidly declining LPG commodity prices more than offset the volume impacts of the warmer weather.
In the U.S., heating-season weather in Fiscal 2016 was significantly warmer than normal and much warmer than in Fiscal 2015. The warmer weather negatively impacted all three of our major domestic business units. This warmer weather impacted each of AmeriGas Propane’s operating regions reducing volumes of propane sold to our core residential and commercial customers. We proactively responded to the volume effects of these warm weather conditions by successfully executing on our warm weather plan which resulted in lower operating expenses. However, late in Fiscal 2016, AmeriGas Propane’s results were negatively impacted by an unfavorable ruling in a class action lawsuit, higher required reserves for general liability matters, and, to a lesser extent, the impact of significantly warmer than normal September weather.

Weather in our UGI Utilities and Midstream & Marketing businesses in Fiscal 2016 was also much warmer than normal and the prior year. During the second quarter of Fiscal 2016, which is typically our highest earnings quarter, temperatures in our Pennsylvania-based Gas Utility were nearly 24% warmer than in Fiscal 2015, and temperatures in our Midstream & Marketing businesses, which operate primarily in the Mid-Atlantic and Northeast regions of the U.S., were approximately 25% warmer than in Fiscal 2015. As a result, UGI Utilities’ core market volumes and total margin were significantly below our expectations and below the prior year. At our Midstream & Marketing businesses, the significantly warmer and less volatile heating-season weather reduced natural gas and electricity marketing volumes and associated total margin. Midstream & Marketing also experienced significantly lower capacity management margin because the milder Fiscal 2016 winter weather conditions reduced price spreads between Marcellus and non-Marcellus locations.
Notwithstanding the strong earnings headwinds brought on by the warm weather, during Fiscal 2016 we made significant strategic and operational progress in support of our long-term goals. At our UGI International business, we made substantial progress in the integration of the Finagaz cylinder and bulk businesses and anticipate additional synergistic activities in Fiscal 2017 as we continue to integrate the Finagaz business and our legacy LPG distribution business in France. During Fiscal 2016, we also began building a core UGI International organization with common executive oversight and aligned business practices. Our European presence and operational density continued to increase in Fiscal 2016 with the completion of smaller strategic acquisitions in Norway, the United Kingdom and Austria.
Domestically, our UGI Utilities business continues to grow as customer demand for natural gas remains strong across both the residential and commercial customer segments notwithstanding declines in oil prices during Fiscal 2016 which had the effect of lowering our expected oil to natural gas conversion activity. In addition to increasing the number of its customers, our Gas Utility executed on its infrastructure replacement and system betterment program with record capital expenditures. In January 2016, our UGI Gas unit filed for its first base rate increase in over 21 years which resulted in a $27 million increase in annual base rate revenues. This increase went into effect in October 2016 and we will see the benefit of this rate increase in Fiscal 2017. Our Midstream & Marketing businesses made significant progress on several key Marcellus Shale projects including expansion of our LNG liquefaction capacity and the commencement of construction on a pipeline project to serve a natural gas fueled, combined cycle power plant located in central Pennsylvania. We continue to make progress on our PennEast Pipeline project with FERC issuing a draft Environmental Impact Statement. These and other smaller midstream projects are expected to serve the growing demand across the Mid-Atlantic and Northeast regions for abundant, low-cost Marcellus Shale natural gas. AmeriGas Partners continued to expand its National Accounts and AmeriGas Cylinder Exchange programs in Fiscal 2016 and continued to make meaningful progress in using technology to improve the customer experience.
Fiscal 2016 Results

We recorded GAAP net income attributable to UGI Corporation for Fiscal 2016 of $364.7 million, equal to $2.08 per diluted share, compared to GAAP net income attributable to UGI Corporation for Fiscal 2015 of $281.0 million, equal to $1.60 per diluted share. GAAP net income attributable to UGI Corporation in Fiscal 2016 includes after-tax gains on commodity derivative instruments not associated with current-period transactions of $29.9 million (equal to $0.17 per diluted share) compared to after-tax losses in Fiscal 2015 of $53.3 million (equal to $0.30 per diluted share). GAAP net income attributable to UGI Corporation in Fiscal 2016 and Fiscal 2015 also reflect integration and acquisition expenses associated with Finagaz which decreased net income attributable to UGI Corporation by $17.3 million (equal to $0.10 per diluted share) and $14.9 million (equal to $0.08 per diluted share), respectively. Our GAAP net income attributable to UGI Corporation in Fiscal 2016 also includes an after-tax loss on extinguishments of debt at AmeriGas Partners of $7.9 million (equal to $0.04 per diluted share) while GAAP net income in Fiscal 2015 includes after-tax costs associated with an extinguishment of debt at Antargaz of $4.6 million (equal to $0.03 per diluted share).
Adjusted net income attributable to UGI (which excludes the effects of the items noted above) was $360.0 million (equal to $2.05 per diluted share) in Fiscal 2016 compared to $353.8 million (equal to $2.01 per diluted share) in Fiscal 2015. Our Fiscal 2016 results benefited from the full-year operations of Finagaz, which we acquired on May 29, 2015. Fiscal 2016 adjusted net income attributable to UGI Corporation principally reflects a $56.7 million increase in adjusted net income from UGI International. The significant increase in adjusted net income from UGI International was offset by (1) a $23.7 million decrease in adjusted net income from UGI Utilities; (2) a $20.4 million decrease in adjusted net income from Midstream & Marketing; and (3) a $9.9 million decrease in adjusted net income from AmeriGas Propane. During Fiscal 2016, each of our U.S. businesses and our UGI International European businesses were negatively impacted by significantly warmer-than-normal temperatures that reduced heating-related demand for our energy commodities primarily during the winter heating season. At UGI International and AmeriGas Propane, higher average retail LPG unit margins, resulting from declining LPG wholesale commodity prices and effective unit margin management, and lower legacy business operating expenses, partially offset the impact of the warmer weather. Midstream & Marketing and UGI Utilities results also benefited from lower operating and administrative expenses.

Although the euro and the British pound sterling were slightly weaker during 2016, the effects of these weaker currencies did not have a material impact on UGI International net income for Fiscal 2016, and did not negatively impact year-over-year net income for Fiscal 2016 due to higher gains on foreign currency exchange contracts used to hedge a portion of U.S. dollar purchases of LPG.
During Fiscal 2016, we completed a number of long-term refinancing transactions at AmeriGas Propane, UGI Utilities and UGI International. These transactions reduced our cost of long-term debt and extended the maturities. We believe each of our business units has sufficient liquidity in the form of revolving credit facilities and, with respect to Energy Services, also an accounts receivable securitization facility, to fund business operations during Fiscal 2017 (see “Financial Condition and Liquidity” below).

Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Earnings Per Diluted Share
As previously mentioned, UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. Adjusted net income attributable to UGI Corporation is net income attributable to UGI after excluding net after-tax gains and losses on commodity derivative instruments not associated with current-period transactions (principally comprising changes in unrealized gains and losses on commodity derivative instruments), losses on extinguishments of debt, Finagaz integration and acquisition expenses and, in Fiscal 2014, the impact of a retroactive change in French tax law. For further information on the Company’s accounting for commodity derivative instruments, see Note 2 to Consolidated Financial Statements.
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
The following tables reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above. In the tables below, we refer to our two international LGP reportable segments together as “UGI International,” and our Energy Services and Electric Generation reportable segments together as “Midstream & Marketing” (see Notes 1 and 21 to Consolidated Financial Statements).

Year Ended September 30, 2016	Total	AmeriGas Propane	UGI Utilities	Midstream & Marketing	UGI International	Corporate & Other
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$364.7	$43.2	$97.4	$87.1	$111.6	$25.4
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $13.5) (a) (b)	(29.9)	—	—	—	—	(29.9)
Loss on extinguishments of debt (net of tax of $(5.0)) (a)	7.9	7.9	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(10.6)) (a)	17.3	—	—	—	17.3	—
Adjusted net income (loss) attributable to UGI Corporation	$360.0	$51.1	$97.4	$87.1	$128.9	$(4.5)

Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$2.08	$0.25	$0.55	$0.50	$0.64	$0.14
Net gains on commodity derivative instruments not associated with current-period transactions (b)	(0.17)	—	—	—	—	(0.17)
Loss on extinguishments of debt	0.04	0.04	—	—	—	—
Integration expenses associated with Finagaz	0.10	—	—	—	0.10	—
Adjusted diluted earnings (loss) per share	$2.05	$0.29	$0.55	$0.50	$0.74	$(0.03)

Year Ended September 30, 2015	Total	AmeriGas Propane	UGI Utilities	Midstream & Marketing	UGI International	Corporate & Other
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$281.0	$61.0	$121.1	$107.5	$52.7	$(61.3)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(30.9)) (a) (b)	53.3	—	—	—	—	53.3
Costs associated with extinguishment of debt (net of tax of $(5.7)) (a) (c)	4.6	—	—	—	4.6	—
Integration and acquisition expenses associated with Finagaz (net of tax of $(7.7)) (a)	14.9	—	—	—	14.9	—
Adjusted net income (loss) attributable to UGI Corporation	$353.8	$61.0	$121.1	$107.5	$72.2	$(8.0)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share - diluted	$1.60	$0.35	$0.69	$0.61	$0.30	$(0.35)
Net losses on commodity derivative instruments not associated with current-period transactions (b)	0.30	—	—	—	—	0.30
Costs associated with extinguishment of debt	0.03	—	—	—	0.03	—
Integration and acquisition expenses associated with Finagaz	0.08	—	—	—	0.08	—
Adjusted diluted earnings (loss) per share	$2.01	$0.35	$0.69	$0.61	$0.41	$(0.05)

Year Ended September 30, 2014	Total	AmeriGas Propane	UGI Utilities	Midstream & Marketing	UGI International	Corporate & Other
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$337.2	$63.0	$124.1	$116.7	$48.3	$(14.9)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(4.5)) (a) (b)	6.6	—	—	—	—	6.6
Acquisition expenses associated with Finagaz (net of tax of $(2.2)) (a)	4.3	—	—	—	4.3	—
Impact of retroactive change in French tax law	5.7	—	—	—	5.7	—
Adjusted net income (loss) attributable to UGI Corporation	$353.8	$63.0	$124.1	$116.7	$58.3	$(8.3)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share - diluted	$1.92	$0.36	$0.71	$0.67	$0.28	$(0.10)
Net losses on commodity derivative instruments not associated with current-period transactions (b)	0.04	—	—	—	—	0.04
Acquisition expenses associated with Finagaz	0.03	—	—	—	0.03	—
Impact of retroactive change in French tax law	0.03	—	—	—	0.03	—
Adjusted diluted earnings (loss) per share	$2.02	$0.36	$0.71	$0.67	$0.34	$(0.06)

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding.

(c)	Costs associated with an extinguishment of debt at Antargaz are included in interest expense on the Consolidated Statements of Income.

Results of Operations
The following analyses compare the Company’s results of operations for (1) Fiscal 2016 with Fiscal 2015 and (2) Fiscal 2015 with the fiscal year ended September 30, 2014 (“Fiscal 2014”).

Fiscal 2016 Compared with Fiscal 2015
Consolidated Results
Net Income Attributable to UGI Corporation by Business Unit:

	2016		2015		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane (a)	$43.2	11.8%	$61.0	21.7%	$(17.8)	(29.2)%
UGI International (b)	111.6	30.6%	52.7	18.8%	58.9	111.8%
UGI Utilities	97.4	26.7%	121.1	43.1%	(23.7)	(19.6)%
Midstream & Marketing	87.1	23.9%	107.5	38.3%	(20.4)	(19.0)%
Corporate & Other (c)	25.4	7.0%	(61.3)	(21.9)%	86.7	N.M.
Net income attributable to UGI Corporation	$364.7	100.0%	$281.0	100.0%	$83.7	29.8%

(a)	Fiscal 2016 includes an after-tax loss of $7.9 million associated with extinguishments of debt.

(b)
Fiscal 2016 includes after-tax integration expenses associated with Finagaz of $17.3 million. Fiscal 2015 includes net after-tax costs of $4.6 million associated with an extinguishment of debt at Antargaz and after-tax integration and acquisition expenses associated with Finagaz of $14.9 million.

(c)
Includes net after-tax gains (losses) on commodity derivative instruments not associated with current-period transactions of $29.9 million and $(53.3) million in Fiscal 2016 and Fiscal 2015, respectively.

N.M. — Variance is not meaningful.
Fiscal 2016 Highlights

•
Fiscal 2016 results at each of our business units was negatively impacted by temperatures that were significantly warmer than normal and, with respect to UGI’s domestic business units, significantly warmer than in Fiscal 2015.

•
UGI International Fiscal 2016 net income (excluding the impacts of integration and acquisition expenses associated with Finagaz in Fiscal 2016 and Fiscal 2015 and the impact of costs associated with an extinguishment of debt in Fiscal 2015) improved significantly reflecting in large part the full-year operations of Finagaz which was acquired in May 2015 and higher average unit margins.

•
Midstream & Marketing Fiscal 2016 results were negatively affected by the warmer weather in the Mid-Atlantic region of the U.S. and the impact of lower prices for capacity management as the milder weather reduced capacity spreads between Marcellus and non-Marcellus locations. These decreases in margin were partially offset by slightly higher income from our natural gas gathering and peaking contracts.

•
Notwithstanding the impact on AmeriGas Propane of the significantly warmer Fiscal 2016 heating-season weather, the Partnership benefited from a $24.5 million reduction in operating and administrative costs as a result of successful execution of its warm weather plan.

•
Although the euro and the British pound sterling were slightly weaker during 2016, the effects of these weaker currencies did not have a material impact on UGI International net income, and did not negatively impact year-over-year net income for Fiscal 2016 due to higher gains on foreign currency exchange contracts used to hedge a portion of U.S. dollar purchases of LPG.

•	Notwithstanding a decline in total margin as a result of significantly warmer weather, UGI Utilities benefited from lower operating and administrative expenses in Fiscal 2016.

AmeriGas Propane	2016	2015	Decrease
(Dollars in millions)
Revenues	$2,311.8	$2,885.3	$(573.5)	(19.9)%
Total margin (a)	$1,447.0	$1,545.3	$(98.3)	(6.4)%
Partnership operating and administrative expenses	$928.8	$953.3	$(24.5)	(2.6)%
Partnership Adjusted EBITDA (b)	$543.0	$619.2	$(76.2)	(12.3)%
Operating income	$356.3	$427.6	$(71.3)	(16.7)%
Retail gallons sold (millions)	1,065.5	1,184.3	(118.8)	(10.0)%
Degree days – % (warmer) than normal (c)	(15.0)%	(2.9)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for Fiscal 2016 and Fiscal 2015 excludes net pre-tax gains (losses) of $66.1 million and $(47.8) million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements).

(c)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo regions in the United States, excluding Alaska and Hawaii.

AmeriGas Propane’s retail gallons sold during Fiscal 2016 decreased 10.0% compared with Fiscal 2015. The decline in retail gallons sold principally reflects average temperatures based upon heating degree days that were 15.0% warmer than normal and 12.5% warmer than in Fiscal 2015.

Retail propane revenues decreased $546.9 million during Fiscal 2016 reflecting lower average retail selling prices ($289.0 million), principally the result of lower propane product costs, and the effects of the lower retail volumes sold ($257.9 million). Wholesale propane revenues decreased $12.4 million during Fiscal 2016 reflecting the effects of lower wholesale selling prices ($8.8 million) and lower wholesale volumes sold ($3.6 million). Average daily wholesale propane commodity prices during Fiscal 2016 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 18% lower than such prices during Fiscal 2015. Other revenues in Fiscal 2016 were $14.2 million lower than in the prior year principally reflecting lower fee income. Total cost of sales decreased $475.2 million during Fiscal 2016 principally reflecting the effects on propane cost of sales of the significantly lower average propane product costs ($342.2 million) and the effects of the lower retail and wholesale volumes sold ($125.2 million).

AmeriGas Propane total margin decreased $98.3 million in Fiscal 2016 principally reflecting lower retail propane total margin ($91.9 million) and, to a much lesser extent, lower margin from ancillary sales and services. The decrease in retail propane total margin largely reflects the previously mentioned decline in retail gallons sold partially offset by higher average propane retail unit margin principally resulting from the benefits of declining wholesale propane commodity prices.

Partnership Adjusted EBITDA in Fiscal 2016 decreased $76.2 million principally reflecting the lower total margin of $98.3 million partially offset by lower Partnership operating and administrative expenses ($24.5 million). The decrease in operating and administrative expenses reflects, among other things, lower vehicle fuel ($13.4 million), employee compensation and benefits ($21.7 million), and uncollectible accounts ($4.6 million) expenses. Partially offsetting these decreases in operating and administrative expenses were higher expenses associated with uninsured litigation matters ($17.9 million). AmeriGas Propane operating income decreased $71.3 million in Fiscal 2016 principally reflecting the lower Partnership Adjusted EBITDA ($76.2 million) partially offset by slightly lower depreciation expense.

UGI International	2016	2015	Increase
(Dollars in millions)
Revenues	$1,868.8	$1,808.5	$60.3	3.3%
Total margin (a)	$965.0	$688.5	$276.5	40.2%
Operating and administrative expenses (b)	$639.7	$493.7	$146.0	29.6%
Operating income	$206.6	$112.8	$93.8	83.2%
Income before income taxes (c)	$182.0	$76.4	$105.6	138.2%
Retail gallons sold (millions) (d)	820.5	697.0	123.5	17.7%
UGI France degree days – % (warmer) than normal (e)	(13.9)%	(11.0)%	—	—
Flaga degree days – % (warmer) than normal (e)	(14.8)%	(12.6)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for Fiscal 2016 and Fiscal 2015 excludes net pre-tax gains (losses) of $31.8 million and $(28.4) million on UGI International’s commodity derivative instruments not associated with current-period transactions, respectively.

(b)	Includes Finagaz integration and acquisition-related expenses in Fiscal 2016 and Fiscal 2015 of $27.9 million and $22.6 million, respectively.

(c)	Fiscal 2015 income before income taxes is net of $10.3 million of costs associated with an extinguishment of debt at Antargaz which are reflected in interest expense.

(d)	Excludes retail gallons from operations in China, which was sold in March 2016.

(e)	Deviation from average heating degree days for the 30-year period 1981-2010 at locations in our UGI France and Flaga service territories.

UGI International’s Fiscal 2016 results include the full-year results of Finagaz which was acquired on May 29, 2015. The acquisition of Finagaz nearly doubled our retail distribution business in France and is a significant contributor to the variances in the table above.

Based upon heating degree day data, temperatures during Fiscal 2016 were significantly warmer than normal and slightly warmer than in Fiscal 2015. Total retail gallons sold during Fiscal 2016 were significantly higher, notwithstanding the warmer weather, principally reflecting incremental retail LPG gallons associated with Finagaz and, to a much lesser extent, retail gallons associated with small-scale acquisitions at Flaga and AvantiGas. Partially offsetting these increases was the impact on retail volumes of exiting the low-margin autogas business in Poland (69.4 million gallons). During Fiscal 2016, average wholesale commodity prices for both propane and butane in northwest Europe were approximately 20% lower than during Fiscal 2015. Much of the lower wholesale commodity cost occurred during the early part of Fiscal 2016.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2016 and Fiscal 2015, the average un-weighted euro-to-dollar translation rates were approximately $1.11 and $1.15, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.42 and $1.55, respectively. Although the euro and the British pound sterling were weaker during Fiscal 2016 and affect the comparisons of amounts in the table above, these weaker currencies did not negatively impact UGI International net income due to higher gains on foreign currency exchange contracts used to hedge a portion of U.S. dollar purchases of LPG.

UGI International revenues increased $60.3 million during Fiscal 2016 principally reflecting incremental revenues from Finagaz and, to a much lesser extent, incremental revenues associated with the small-scale acquisitions at Flaga and AvantiGas. These increases in revenues were substantially offset by lower average LPG selling prices at each of our legacy European LPG businesses and, to a lesser extent, the impact of exiting the low-margin autogas business in Poland and the effects of the weaker euro and the British pound sterling. The lower average LPG sales prices in Fiscal 2016 resulted from lower average LPG wholesale commodity prices. UGI International cost of sales decreased $216.2 million during Fiscal 2016 principally reflecting the effects of lower average LPG wholesale commodity prices and, to a much lesser extent, the absence of certain low-margin autogas volumes at Flaga, the effects of the weaker euro and the British pound sterling, and higher gains from foreign currency exchange contracts used to hedge a portion of U.S. dollar purchases of LPG. These decreases in cost of sales were partially offset by incremental cost of sales associated with Finagaz.

UGI International total margin increased $276.5 million primarily reflecting incremental local-currency margin from the full-year results of Finagaz and, to a much lesser extent, higher average unit margins at our legacy UGI France and Flaga businesses and the impact of the small-scale acquisitions at Flaga and AvantiGas. The higher average unit margins at our legacy UGI France and Flaga businesses reflect the benefits of declining LPG wholesale commodity costs and effective margin management. The impact of the slightly higher local currency total margin at our legacy UGI France and Flaga businesses was partially offset by the effects on such margin of the weaker euro and the British pound sterling.

The $93.8 million increase in UGI International operating income principally reflects the previously mentioned $276.5 million increase in total margin partially offset by a $146.0 million increase in operating and administrative expenses, a $25.5 million increase in depreciation and amortization expense, and, to a much lesser extent, lower other operating income. The higher operating and administrative expenses and depreciation and amortization expense primarily reflects incremental expenses associated with Finagaz and, to a much lesser extent, small-scale acquisitions at Flaga and AvantiGas partially offset by the translation effects of the weaker euro and British pound sterling. Operating and administrative costs include $27.9 million and $22.6 million of Finagaz integration and acquisition-related expenses in Fiscal 2016 and Fiscal 2015, respectively. UGI International income before income taxes increased $105.6 million principally reflecting the previously mentioned $93.8 million increase in UGI International operating income and the absence of $10.3 million in costs recorded in the prior year associated with an extinguishment of debt at Antargaz which are reflected in interest expense. Excluding these costs, UGI International interest expense in Fiscal 2016 was slightly lower as higher average long-term debt outstanding at UGI France resulting from the acquisition of Finagaz was more than offset by lower average interest rates on UGI International’s long-term debt and the translation effects of the weaker euro.

Midstream & Marketing	2016	2015	Decrease
(Dollars in millions)
Revenues (a)	$866.6	$1,163.6	$(297.0)	(25.5)%
Total margin (b)	$264.4	$309.0	$(44.6)	(14.4)%
Operating and administrative expenses	$90.9	$98.6	$(7.7)	(7.8)%
Operating income	$146.7	$182.6	$(35.9)	(19.7)%
Income before income taxes	$144.6	$180.5	$(35.9)	(19.9)%

(a)	Amounts are net of intercompany revenues between Midstream & Marketing’s Energy Services, Electric Generation and HVAC businesses.

(b)
Total margin represents total revenues less total cost of sales. Amounts exclude net pre-tax losses on commodity derivative instruments not associated with current-period transactions of $6.3 million and $42.9 million during Fiscal 2016 and Fiscal 2015, respectively.

Midstream & Marketing’s Fiscal 2016 results were negatively impacted by significantly warmer weather in its principal Mid-Atlantic and Northeast U.S. service territory. Temperatures across Midstream & Marketing’s energy marketing territory were approximately 17.8% warmer than normal in Fiscal 2016 compared to temperatures that were 4.5% colder than normal in Fiscal 2015. Midstream & Marketing’s Fiscal 2016 revenues were $297.0 million lower than in Fiscal 2015 principally reflecting lower natural gas revenues ($240.0 million), lower capacity management revenues ($41.7 million), lower retail power revenues ($19.5 million) and, to a lesser extent, lower Electric Generation and HVAC revenues. These decreases in revenues were partially offset by higher combined peaking and natural gas gathering revenues ($27.8 million). The significant decrease in natural gas revenues reflects lower wholesale and retail natural gas prices during Fiscal 2016 and, to a lesser extent, lower natural gas volumes resulting from the warmer weather. The lower retail power revenues principally reflect lower weather-related sales volumes and lower retail power prices. The decline in capacity management revenues reflects lower average prices for capacity as Fiscal 2016 experienced lower locational basis differences due to less volatility in capacity values between Marcellus and non-Marcellus delivery points. The decline in Electric Generation revenues reflects lower average electricity prices and lower electricity production volumes during Fiscal 2016, due in large part to the effects of the warmer winter weather and the impact of planned outages, while the decline in HVAC revenues principally reflects lower activity. The decrease in Midstream & Marketing cost of sales principally reflects lower natural gas cost of sales ($227.8 million) reflecting lower natural gas prices, lower cost of sales associated with the decline in retail power sales ($17.8 million) and, to a lesser extent, lower Electric Generation and HVAC cost of sales.

Midstream & Marketing total margin decreased $44.6 million in Fiscal 2016 principally reflecting lower capacity management total margin ($41.7 million), lower natural gas and retail power total margin ($14.9 million), lower Electric Generation total margin ($9.4 million) and lower HVAC total margin. These decreases in margin were partially offset by slightly higher combined natural gas gathering and peaking total margin ($27.5 million) reflecting the expansion of our natural gas gathering assets and higher demand for peaking services. As previously mentioned, the lower capacity management margin in Fiscal 2016 reflects lower average prices for capacity as a result of lower locational basis differences in capacity values between Marcellus and non-Marcellus delivery points. The decline in natural gas marketing total margin principally reflects the effects of lower average unit margins and lower volumes sold due to the warmer weather. The decline in Electric Generation total margin reflects lower average electricity prices and lower electricity production volumes.

Midstream & Marketing operating income and income before income taxes during Fiscal 2016 each decreased $35.9 million principally reflecting the previously mentioned decrease in total margin ($44.6 million) partially offset by slightly lower operating and administrative expenses and higher other operating income. Operating and administrative expenses were slightly lower in Fiscal 2016 due in large part to lower operating expenses in the HVAC business ($5.0 million) on lower activity and greater costs in the prior year associated with our electricity generation facilities. Depreciation expense was slightly higher in Fiscal 2016 principally reflecting incremental depreciation expense associated with our natural gas gathering assets and the Conemaugh electricity generating unit.

UGI Utilities	2016	2015 (a)	Decrease
(Dollars in millions)
Revenues	$768.5	$1,041.6	$(273.1)	(26.2)%
Total margin (b)	$473.9	$525.2	$(51.3)	(9.8)%
Operating and administrative expenses	$192.7	$218.3	$(25.6)	(11.7)%
Operating income	$200.9	$241.7	$(40.8)	(16.9)%
Income before income taxes	$163.3	$200.6	$(37.3)	(18.6)%
Gas Utility system throughput – billions of cubic feet (“bcf”)
Core market	66.2	81.3	(15.1)	(18.6)%
Total	212.4	213.5	(1.1)	(0.5)%
Electric Utility distribution sales - millions of kilowatt hours (“gwh”)	961.6	1,010.1	(48.5)	(4.8)%
Gas Utility degree days – % (warmer) colder than normal (c)	(13.6)%	6.4%	—	—

(a)	Includes amounts associated with PNG Gas’ heating, ventilation and air-conditioning service business through the date of its sale in June 2015. Such amounts are not material.

(b)
Total margin represents total revenues less total cost of sales and Electric Utility gross receipts taxes, of $4.8 million and $5.6 million during Fiscal 2016 and Fiscal 2015, respectively. Gross receipt taxes are included in utility taxes other than income taxes on the Consolidated Statements of Income.

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during Fiscal 2016 based upon heating degree days were 13.6% warmer than normal and 17.8% warmer than Fiscal 2015. In particular, Gas Utility temperatures in the critical heating-season month of December were 37% warmer than normal. Gas Utility core market volumes declined 15.1 bcf (18.6%) reflecting the effects of the significantly warmer weather. Total Gas Utility Fiscal 2016 distribution system throughput was about equal to Fiscal 2015 as the lower core market volumes were substantially offset by higher large firm delivery service volumes. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from others. Electric Utility kilowatt-hour sales were 4.8% lower than in the prior year principally reflecting the impact of the warmer weather on heating-related sales.
UGI Utilities revenues decreased $273.1 million principally reflecting a $255.7 million decrease in Gas Utility revenues and a $16.5 million decrease in Electric Utility revenues. The lower Gas Utility revenues principally reflect a decrease in core market revenues ($203.1 million) and lower off-system sales revenues ($51.4 million). The $203.1 million decrease in Fiscal 2016 Gas Utility core market revenues reflects the effects of the lower core market throughput ($135.4 million) and lower average PGC rates ($67.7 million). The lower Electric Utility revenues principally resulted from lower DS rates ($8.0 million), lower sales volumes ($5.4 million) and lower transmission revenue ($2.6 million). Because Gas Utility and Electric Utility are subject to reconcilable PGC and DS recovery mechanisms, increases or decreases in the actual cost of gas or electricity associated with customers who purchase their gas or electricity from UGI Utilities impact revenues and cost of sales but have no direct effect on retail core-market margin (see Note 8 to Consolidated Financial Statements for a discussion of these recovery mechanisms). UGI Utilities cost of sales was $289.8 million in Fiscal 2016 compared with $510.8 million in Fiscal 2015 principally reflecting the combined effects of the lower average Gas Utility PGC rates ($92.3 million), lower cost of sales associated with Gas Utility off-system sales ($51.4 million) and lower Gas Utility retail core-market volumes sold ($67.5 million). Electric Utility cost of sales was $11.5 million lower reflecting the lower DS rates ($8.5 million) and the lower volumes sold.
UGI Utilities Fiscal 2016 total margin decreased $51.3 million principally reflecting lower Gas Utility total margin from core market customers ($43.3 million). The decrease in Gas Utility core market margin reflects the lower core market throughput.

Electric Utility total margin decreased $4.2 million principally reflecting the lower volume sales as a result of the warmer Fiscal 2016 weather and the lower transmission revenue.
UGI Utilities operating income and income before income taxes decreased $40.8 million and $37.3 million, respectively. The decreases in operating income and income before income taxes principally reflects the decrease in total margin ($51.3 million), higher depreciation expense ($4.4 million) and lower other operating income ($10.9 million) which includes, among other things, higher environmental matters expense ($4.1 million), lower margin from off-system sales ($2.2 million), lower revenue from construction services ($2.1 million) and higher interest on PGC overcollections ($1.1 million). These were partially offset by operating and administrative expenses that were $25.6 million lower than the prior year primarily reflecting lower net preliminary development stage expenses associated with an information technology (“IT”) project ($8.6 million), including the year-over-year impact of the current year capitalization of $5.4 million of such IT costs expensed in prior years (see Note 6 to Consolidated Financial Statements), and, to a lesser extent, lower uncollectible accounts ($5.7 million), system maintenance expenses ($4.8 million) and employee benefits ($4.7 million). The decrease in income before income taxes also reflects lower interest expense principally due to lower average long-term debt outstanding and lower average interest rates.
Interest Expense. Our consolidated interest expense during Fiscal 2016 was $227.8 million, $14.1 million lower than the $241.9 million of interest expense recorded during Fiscal 2015. Interest expense in Fiscal 2015 includes $10.3 million of costs associated with an extinguishment of debt at Antargaz. Excluding the impact of these debt extinguishment costs, consolidated interest expense was $3.8 million lower principally reflecting UGI Utilities’ lower average long-term debt outstanding and lower average interest rates. Notwithstanding higher average long-term debt outstanding at UGI International in Fiscal 2016 resulting from the May 2015 acquisition of Finagaz, UGI International interest expense, excluding the impact of the debt extinguishment costs, was about equal to Fiscal 2015 reflecting lower average interest rates.
Income Taxes. Our effective income tax rate as a percentage of pre-tax income for Fiscal 2016 (excluding the effects on such rate of pre-tax income associated with noncontrolling interests not subject to federal income taxes) was 37.8%, slightly below the 38.8% rate in Fiscal 2015. The lower effective tax rate in Fiscal 2016 includes, among other things, the elimination of certain deferred tax valuation allowances associated with state loss carryforwards.
Fiscal 2015 Compared with Fiscal 2014
Consolidated Results
Net Income Attributable to UGI Corporation by Business Unit:

	2015		2014		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane	$61.0	21.7%	$63.0	18.7%	$(2.0)	(3.2)%
UGI International (a)	52.7	18.8%	48.3	14.3%	4.4	9.1%
UGI Utilities	121.1	43.1%	124.1	36.8%	(3.0)	(2.4)%
Midstream & Marketing	107.5	38.3%	116.7	34.6%	(9.2)	(7.9)%
Corporate & Other (b)	(61.3)	(21.9)%	(14.9)	(4.4)%	(46.4)	N.M.
Net income attributable to UGI Corporation	$281.0	100.0%	$337.2	100.0%	$(56.2)	(16.7)%

(a)
Fiscal 2015 includes after-tax costs of $4.6 million associated with extinguishment of debt at Antargaz and after-tax acquisition and transition expenses associated with Finagaz of $14.9 million. Fiscal 2014 includes after-tax acquisition-related expenses associated with Finagaz of $4.3 million and income tax expense of $5.7 million to reflect the effects of a retroactive change in tax laws in France.

(b)	Includes net after-tax losses on commodity derivative instruments not associated with current-period transactions of $53.3 million and $6.6 million in Fiscal 2015 and Fiscal 2014, respectively.
N.M. — Variance is not meaningful.
Fiscal 2015 Highlights

•
UGI International Fiscal 2015 net income includes net after-tax costs of $4.6 million associated with an extinguishment of debt at Antargaz and after-tax acquisition and integration-related costs associated with Finagaz of $14.9 million. UGI International Fiscal 2014 net income includes after-tax acquisition-related expenses associated with Finagaz of $4.3 million and income tax expense of $5.7 million to reflect the retroactive effects of a change in tax laws in France.

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

AmeriGas Propane	2015	2014	Decrease
(Dollars in millions)
Revenues	$2,885.3	$3,712.9	$(827.6)	(22.3)%
Total margin (a)	$1,545.3	$1,605.8	$(60.5)	(3.8)%
Partnership operating and administrative expenses	$953.3	$964.0	$(10.7)	(1.1)%
Partnership Adjusted EBITDA (b)	$619.2	$664.8	$(45.6)	(6.9)%
Operating income	$427.6	$472.0	$(44.4)	(9.4)%
Retail gallons sold (millions)	1,184.3	1,275.6	(91.3)	(7.2)%
Degree days – % (warmer) colder than normal (c)	(2.9)%	6.2%	—	—

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

(c)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo regions in the United States, excluding Alaska and Hawaii.

AmeriGas Propane’s retail gallons sold during Fiscal 2015 decreased 7.2%. The decline in retail gallons sold in Fiscal 2015 principally reflects average temperatures based upon heating degree days that were 2.9% warmer than normal and 8.5% warmer than in Fiscal 2014 principally reflecting significantly warmer than normal weather in the western U.S.
Retail propane revenues decreased $ 736.9 million during Fiscal 2015 reflecting lower average retail selling prices ($500.2 million), principally the result of the lower propane product costs, and the effects of lower retail volumes sold ($236.7 million). Wholesale propane revenues decreased $91.5 million during Fiscal 2015 reflecting the effects of lower wholesale volumes sold ($55.6 million) and lower wholesale selling prices ($35.9 million). Average daily wholesale propane commodity prices during Fiscal 2015 at Mont Belvieu, Texas were more than 50% lower than such prices during Fiscal 2014. Revenues from fee income and other ancillary sales and services in Fiscal 2015 were slightly higher than in Fiscal 2014. Total cost of sales decreased $767.1 million principally reflecting a decline in propane cost of sales. Total propane cost of sales during Fiscal 2015 decreased $771.8 million principally reflecting the effects of the significantly lower average propane product costs ($582.4 million) and the effects on propane cost of sales of the lower retail and wholesale volumes sold ($189.4 million).
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

Partnership Adjusted EBITDA in Fiscal 2015 decreased $45.6 million principally reflecting the lower total margin ($60.5 million) offset in part by lower operating and administrative expenses ($10.7 million) and higher other operating income ($3.9 million) resulting, in large part, from sales of excess assets. The decrease in operating and administrative expenses reflects, among other things, lower vehicle expenses ($18.3 million), principally reflecting lower vehicle fuel expenses, and lower uncollectible accounts expense ($10.6 million) partially offset by, among other things, higher insurance and self-insured casualty and liability expenses. AmeriGas Propane operating income decreased $44.4 million principally reflecting the lower Partnership Adjusted EBITDA ($45.6 million) partially offset by lower depreciation expense.

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

(b)	Includes Finagaz transition and acquisition-related expenses in Fiscal 2015 and Fiscal 2014 of $22.6 million and $6.5 million, respectively.

(c)	Fiscal 2015 income before income taxes is net of $10.3 million of costs associated with an extinguishment of debt at Antargaz which are reflected in interest expense.

(d)	Excludes retail gallons from operations in China.

(e)	Deviation from average heating degree days for the 30-year period 1981-2010 at locations in our UGI France and Flaga service territories.

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
UGI International revenues decreased $513.9 million during Fiscal 2015 principally reflecting the combined impact on revenues of the significantly weaker euro and, to a lesser extent, the British pound sterling ($298.2 million), and the effects of lower average LPG sales prices at each of our European LPG businesses. The lower average LPG sales prices reflect the previously mentioned significant decline in commodity LPG prices. These decreases in revenues were partially offset by the effects on revenues from the higher retail LPG volumes sold and higher revenues from increased natural gas marketing volumes at UGI France. UGI International cost of sales decreased $538.0 million during Fiscal 2015 principally reflecting the lower average LPG wholesale prices during Fiscal 2015 and the effects of the significantly weaker euro and, to a lesser extent, the British pound sterling ($177.2 million) partially offset by the effects on cost of sales from the higher UGI International retail LPG volumes sold and increased natural gas marketing volumes at UGI France.
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
UGI International income before income taxes decreased $11.0 million principally reflecting the $4.7 million decrease in operating income and a $5.2 million increase in interest expense. In May 2015, France SAS borrowed €600 million under its Senior Facilities Agreement with a consortium of banks (the “2015 Senior Facilities Agreement”), the proceeds of which were used to prepay €342 million principal amount, plus accrued interest, outstanding under Antargaz’ 2011 Senior Facilities Agreement due March 2016 (the “2011 Senior Facilities Agreement”) and to fund a portion of the cash purchase price of Finagaz. UGI International interest expense in Fiscal 2015 includes $10.3 million of pre-tax costs resulting from extinguishments of term loan debt under the 2011 Senior Facilities Agreement. Excluding the effects of this pre-tax cost of $10.3 million, UGI International interest expense declined $5.1 million as incremental interest expense associated with the higher principal amount outstanding under the 2015 Senior Facilities Agreement was more than offset by the translation effects of the weaker euro and a lower effective interest rate on the 2015 Senior Facilities Agreement term loan compared with the 2011 Senior Facilities Agreement term loan.

Midstream & Marketing	2015	2014	Increase (Decrease)
(Dollars in millions)
Revenues (a)	$1,163.6	$1,446.3	$(282.7)	(19.5)%
Total margin (b)	$309.0	$323.9	$(14.9)	(4.6)%
Operating and administrative expenses	$98.6	$102.9	$(4.3)	(4.2)%
Operating income	$182.6	$196.8	$(14.2)	(7.2)%
Income before income taxes	$180.5	$193.9	$(13.4)	(6.9)%

(a)	Amounts are net of intercompany revenues between Midstream & Marketing’s Energy Services, Electric Generation and HVAC businesses.

(b)
Total margin represents total revenues less total cost of sales. Amounts exclude net pre-tax losses on commodity derivative instruments not associated with current-period transactions of $42.9 million and $8.5 million during Fiscal 2015 and Fiscal 2014, respectively.

Midstream & Marketing Fiscal 2015 total revenues were $282.7 million lower than Fiscal 2014 principally reflecting lower natural gas ($202.0 million), retail power ($44.9 million), HVAC ($18.4 million), and peaking ($12.2 million) revenues and to a lesser extent lower Electric Generation revenues. These decreases were partially offset by higher natural gas gathering revenues. The decrease in natural gas revenues principally reflects lower wholesale and retail natural gas prices during Fiscal 2015. The lower retail power revenues principally reflect lower sales volumes and, to a lesser extent, lower average prices. The lower HVAC revenues reflect lower activity. In addition to these decreases, Fiscal 2015 total capacity management revenues were slightly below Fiscal 2014. In Fiscal 2015, Energy Services capacity management revenues continued to benefit from significant locational basis differences between Marcellus and non-Marcellus delivery points although not as extreme as the differences experienced during the volatile temperature conditions experienced in January and February 2014. Midstream & Marketing cost of sales were lower in Fiscal 2015 than in Fiscal 2014 principally reflecting lower natural gas ($194.8 million), retail power ($52.4 million) and, to a much lesser extent, HVAC and Electric Generation cost of sales.
Midstream & Marketing total margin decreased $14.9 million in Fiscal 2015 principally reflecting lower natural gas marketing total margin ($7.1 million), lower peaking total margin ($4.4 million), lower capacity management total margin ($4.1 million) and slightly lower Electric Generation and HVAC total margin. These declines were partially offset by higher total margin from retail power ($7.5 million) and higher natural gas gathering total margin ($3.5 million). The decline in natural gas marketing total margin principally reflects the effects of lower average unit margins. The lower peaking total margin principally reflects lower Fiscal 2015 natural gas prices. The higher retail power total margin reflects the effects of higher unit margins while the increase in natural gas gathering total margin reflects incremental margin from the expansion of our natural gas gathering system in the Marcellus Shale region of northern Pennsylvania.
Midstream & Marketing operating income and income before income taxes during Fiscal 2015 decreased $14.2 million and $13.4 million, respectively. The decreases principally reflecting the previously mentioned decrease in total margin ($14.9 million) and higher depreciation expense associated with storage and natural gas gathering assets and the Conemaugh generating unit partially offset by lower total operating and administrative expenses reflecting lower HVAC operating and administrative expenses ($6.7 million).

UGI Utilities	2015 (a)	2014 (a)	Increase (Decrease)
(Dollars in millions)
Revenues	$1,041.6	$1,086.9	$(45.3)	(4.2)%
Total margin (b)	$525.2	$518.2	$7.0	1.4%
Operating and administrative expenses	$218.3	$206.1	$12.2	5.9%
Operating income	$241.7	$246.4	$(4.7)	(1.9)%
Income before income taxes	$200.6	$207.9	$(7.3)	(3.5)%
Gas Utility system throughput – billions of cubic feet (“bcf”)
Core market	81.3	80.4	0.9	1.1%
Total	213.5	208.8	4.7	2.3%
Electric Utility distribution sales - gwh	1,010.1	987.3	22.8	2.3%
Gas Utility degree days – % colder than normal (c)	6.4%	10.5%	—	—

(a)	Includes amounts associated with PNG Gas’ heating, ventilation and air-conditioning service business through the date of its sale in June 2015. Such amounts are not material.

(b)
Total margin represents total revenues less total cost of sales and Electric Utility gross receipts taxes, of $5.6 million and $5.8 million during Fiscal 2015 and Fiscal 2014, respectively. Gross receipt taxes are included in utility taxes other than income taxes on the Consolidated Statements of Income.

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory in Fiscal 2015 based upon heating degree days were 6.4% colder than normal but 3.7% warmer than in Fiscal 2014. Total Gas Utility distribution system throughput increased 4.7 bcf, notwithstanding the warmer weather, principally reflecting higher large firm delivery service volumes and slightly higher core market volumes reflecting, in large part, a 1.9% year-over-year increase in the number of core market customers. Electric Utility kilowatt-hour sales were 2.3% higher than in the prior year as lower heating-related sales were more than offset by the effects of a warmer Fiscal 2015 summer on air-conditioning sales.
UGI Utilities revenues decreased $45.3 million principally reflecting a $44.2 million decrease in Gas Utility revenues. The decrease in Gas Utility revenues principally reflects lower revenues from off-system sales ($31.8 million) and lower revenues from core market customers ($7.6 million). The decrease in core market revenues principally reflects the effects of lower average PGC rates during Fiscal 2015 partially offset by the slightly higher core market throughput. UGI Utilities’ cost of sales was $510.8 million in Fiscal 2015 compared with $562.9 million in Fiscal 2014 principally reflecting the effects of the lower off-system sales ($31.8 million) and the effects on retail core-market cost of sales of the lower average PGC rates partially offset by slightly higher core market throughput on Gas Utility cost of sales. Electric Utility cost of sales decreased $4.0 million in Fiscal 2015 principally reflecting the effects of lower average DS rates.
UGI Utilities Fiscal 2015 total margin increased $7.0 million principally reflecting higher Gas Utility core market total margin ($4.0 million) on the higher core market sales and higher large firm delivery service total margin ($5.7 million). These increases were partially offset principally by lower margin from Gas Utility interruptible customers ($7.0 million). Electric Utility total margin increased $3.8 million principally reflecting an increase in transmission revenue.

UGI Utilities operating income and income before income taxes during Fiscal 2015 decreased $4.7 million and $7.3 million, respectively. A $9.7 million decrease in Gas Utility operating income, notwithstanding the $4.0 million increase in total margin, principally reflects higher operating and administrative expenses and higher depreciation expense partially offset by an increase in other operating income. Gas Utility Fiscal 2015 operating and administrative expenses were higher than in Fiscal 2014 principally reflecting, among other things, higher Gas Utility Fiscal 2015 distribution system expenses ($4.8 million), and higher Gas Utility employee benefits, uncollectible accounts and other general administrative expenses. Gas Utility depreciation and amortization expense increased $4.2 million reflecting the effects of greater distribution system capital expenditures. Gas Utility other operating income increased $3.4 million reflecting, among other things, incremental income from Gas Utility construction services. Electric Utility Fiscal 2015 operating income increased $4.5 million reflecting the higher Electric Utility total margin ($3.8 million) and lower distribution and uncollectible accounts expense. The $7.3 million decrease in UGI Utilities income before income taxes reflects the lower operating income ($4.7 million) and higher long-term debt interest expense.
Interest Expense. Our consolidated interest expense during Fiscal 2015 was $241.9 million, slightly higher than the $237.7 million of interest expense in Fiscal 2014. Interest expense in Fiscal 2015 includes a $10.3 million pre-tax loss principally comprising the settlement of interest rate swaps associated with an extinguishment of debt at Antargaz. Excluding the effects of this pre-tax loss, interest expense decreased $6.1 million principally reflecting (1) the effects of the weaker euro on UGI International local currency interest expense and (2) slightly lower interest expense at AmeriGas Propane and Midstream & Marketing. These decreases were partially offset by higher long-term debt interest at UGI Utilities.
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

Financial Condition and Liquidity

We depend on both internal and external sources of liquidity to provide funds for working capital and to fund capital requirements. Our short-term cash requirements not met by cash from operations are generally satisfied with borrowings under credit facilities and, in the case of Midstream & Marketing, from a Receivables Facility. Long-term cash requirements are generally met through issuance of long-term debt or equity securities. We believe that each of our business units has sufficient liquidity in the forms of cash and cash equivalents on hand; cash expected to be generated from operations; credit facility and Receivables Facility borrowings; and the ability to obtain long-term financing to meet anticipated contractual and projected cash commitments. Issuances of debt and equity securities in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.
The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its subsidiaries by its principal business units. Our cash and cash equivalents totaled $502.8 million at September 30, 2016, compared with $369.7 million at September 30, 2015. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2016 and 2015, UGI had cash and cash equivalents of $125.7 million and $77.2 million, respectively, most of which are located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.
AmeriGas Propane’s ability to pay dividends to UGI is dependent upon distributions it receives from AmeriGas Partners. At September 30, 2016, our 27% effective ownership interest in the Partnership consisted of approximately 23.8 million Common Units and an aggregate 2% general partner interest. Approximately 45 days after the end of each fiscal quarter, the Partnership distributes all of its Available Cash (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, as amended (the “Partnership Agreement”)) relating to such fiscal quarter. AmeriGas Propane, as general partner of AmeriGas Partners, is entitled to receive incentive distributions when AmeriGas Partners’ quarterly distribution exceeds $0.605 per limited partner unit. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests in the Partnership totaled $47.4 million, $39.3 million and $32.4 million, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2016, Fiscal 2015 and Fiscal 2014 of $38.2 million, $30.4 million and $23.9 million, respectively (see Note 14 to Consolidated Financial Statements).
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

Year Ended September 30,	2016	2015	2014
(Millions of dollars)
AmeriGas Propane	$107.0	$97.3	$92.0
UGI Utilities	47.0	65.6	77.4
UGI International	98.4	31.3	11.2
Midstream & Marketing (a)	—	60.0	—
Total	$252.4	$254.2	$180.6

(a)	Cash dividends received from Midstream & Marketing in Fiscal 2015 were used to fund a portion of the Totalgaz Acquisition. See Note 4 to Consolidated Financial Statements.
Dividends and Distributions
On April 26, 2016, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.2375 per Common Share, equal to $0.95 on an annualized basis. The dividend rate reflects an approximately 4.4% increase from the previous quarterly rate of $0.2275. The new quarterly dividend rate was effective with the dividend payable on July 1, 2016, to shareholders of record on June 15, 2016.
On April 25, 2016, the General Partner’s Board of Directors approved an increase in the quarterly dividend rate on AmeriGas Partners Common Units to $0.94 per Common Unit, equal to $3.76 per Common Unit on an annualized basis. The distribution rate reflects a 2.2% increase from the previous quarterly rate of $0.92. The new quarterly rate was effective with the distribution payable on May 18, 2016, to unitholders of record on May 10, 2016.
Repurchases of Common Stock
In January 2014, the UGI Board of Directors authorized a share repurchase program for up to 15 million shares of UGI Corporation Common Stock. The authorization permits the execution of the share repurchase program over a four-year period. Pursuant to such authorization, during Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company purchased on the open market 1.25 million, 1.0 million and 1.22 million shares at a total purchase price of $47.6 million, $34.1 million and $39.8 million, respectively.
Long-term Debt and Credit Facilities
Long-term Debt

The Company’s debt outstanding at September 30, 2016 and 2015, comprises the following:

	2016						2015
	AmeriGas Propane	UGI Utilities	Midstream & Marketing	UGI International	Other	Total	Total
Short-term borrowings	$153.2	$112.5	$25.5	$0.5	$—	$291.7	$189.9

Long-term debt (including current maturities):
Senior notes	$2,330.8	$575.0	$—	$—	$—	$2,905.8	$2,700.8
Term loans	—	100.0	—	784.9	—	884.9	953.0
Other long-term debt	29.4	—	0.8	1.4	10.0	41.6	46.0
Unamortized debt issuance costs	(26.6)	(3.5)	—	(6.7)	—	(36.8)	(32.4)
Total long-term debt	$2,333.6	$671.5	$0.8	$779.6	$10.0	$3,795.5	$3,667.4
Total debt	$2,486.8	$784.0	$26.3	$780.1	$10.0	$4,087.2	$3,857.3

AmeriGas Partners. In June 2016, AmeriGas Partners issued in an underwritten offering $675 million principal amount of 5.625% Senior Notes due May 2024 and $675 million principal amount of 5.875% Senior Notes due August 2026 (collectively, the “AmeriGas 2016 Senior Notes”). The net proceeds from the issuance of the AmeriGas 2016 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of AmeriGas Partners’ 6.50% Senior Notes, 6.75%

Senior Notes and 6.25% Senior Notes, having an aggregate principal balance of $1,270.0 million plus accrued and unpaid interest and early redemption premiums and (2) for general corporate purposes.
UGI International. In October 2015, Flaga entered into the Flaga Credit Facility Agreement which includes, among other things, a €45.8 million variable-rate term loan facility. In October 2015, Flaga used proceeds from the issuance of the €45.8 million variable-rate term loan to refinance its €19.1 million term loan due October 2016, and its €26.7 million term loan due August 2016. The €45.8 million term loan matures in October 2020.

UGI Utilities. In April 2016, UGI Utilities entered into a Note Purchase Agreement (the “2016 Note Purchase Agreement”) with a consortium of lenders. Pursuant to the 2016 Note Purchase Agreement, UGI Utilities issued $100 million aggregate principal amount of 2.95% Senior Notes due June 2026 and $200 million aggregate principal amount of 4.12% Senior Notes due September 2046 in June 2016 and September 2016, respectively. In October 2016, UGI Utilities issued $100 million aggregate principal amount of 4.12% Senior Notes due October 2046. The net proceeds of the issuance of these senior notes were used (1) to repay UGI Utilities’ maturing 5.75% Senior Notes, 7.37% Medium-term Notes and 5.64% Medium-term Notes; (2) to provide additional financing for UGI Utilities’ infrastructure replacement and betterment capital program and information technology initiatives; and (3) for general corporate purposes.
For detailed information on the Company’s short-term and long-term borrowings, see Note 5 to Consolidated Financial Statements.
Short-term Debt
Due to the seasonal nature of the Company’s businesses, cash provided by operating activities is generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products and services consumed during the peak heating season months. Conversely, cash from operating activities is generally at its lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities primarily use their credit facilities to satisfy their seasonal operating cash flow needs. Energy Services has historically used its Receivables Facility to satisfy much of its seasonal operating cash flow needs. Energy Services also has a $240 million credit facility, which it can use for general corporate purposes. Flaga principally uses borrowings under its credit agreements to satisfy its operating cash flow needs. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, UGI France generally funded its operating cash flow needs without using its revolving credit facilities and AvantiGas has funded its operating cash flow needs from cash on hand. Borrowings under the credit facilities and the Energy Services Receivables Facility are classified as short-term debt on the Consolidated Balance Sheets. See Note 5 to Consolidated Financial Statements for further information on the Company’s short-term credit facilities.

UGI International. In October 2015, Flaga entered into a €100.8 million Credit Facility Agreement (the “Flaga Credit Facility Agreement”) with a bank. The Flaga Credit Facility Agreement includes a €25 million multi-currency revolving credit facility, a €25 million guarantee facility, a €5 million overdraft facility and a €45.8 million term loan facility. Borrowings under the multi-currency revolving credit facility bear interest at market rates (generally one, three or six-month euribor rates) plus margins. The margins on revolving facility borrowings, which range from 1.45% to 3.65%, are based upon the actual currency borrowed and certain consolidated equity, return on assets and debt to EBITDA ratios, as defined in the Flaga Credit Facility Agreement. Concurrent with Flaga entering into the Flaga Credit Facility Agreement, a previous credit facility was terminated.
Midstream & Marketing. In February 2016, Energy Services entered into a Second Amended and Restated Credit Agreement (the "Energy Services Credit Agreement"), as borrower, with a group of lenders providing for borrowings up to $240 million (including a $50 million sublimit for letters of credit). The Energy Services Credit Agreement can be used for general corporate purposes of Energy Services and its subsidiaries and to fund dividend payments provided that, after giving effect to such dividend payments, Energy Services maintains a specified ratio of Consolidated Total Indebtedness to EBITDA, each as defined in the Energy Services Credit Agreement.

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility which is discussed below) as of September 30, 2016 and 2015, is presented in the tables below.

(Millions of dollars or euros)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2016
AmeriGas Propane	June 2019	$525.0	$153.2	$67.2	$304.6	2.79%
UGI France	April 2020	€60.0	—	—	€60.0	N.A.
Flaga (a)	October 2020	€55.0	—	€9.6	€30.0	N.A.
UGI Utilities	March 2020	$300.0	$112.5	$2.0	$185.5	1.42%
Energy Services	March 2021	$240.0	—	—	$240.0	N.A.
September 30, 2015
AmeriGas Propane	June 2019	$525.0	$68.1	$64.7	$392.2	2.20%
UGI France	April 2020	€60.0	—	—	€60.0	N.A.
Flaga	October 2015	€46.0	—	€19.9	€26.1	N.A.
UGI Utilities	March 2020	$300.0	$71.7	$2.0	$226.3	1.07%
Energy Services	June 2016	$240.0	$30.0	—	$210.0	2.75%

(a)	Comprises a €25 million multi-currency revolving credit facility; a €25 million guarantee facility; and a €5 million overdraft facility.

The average daily and peak short-term borrowings under the Company’s principal credit agreements during Fiscal 2016 and Fiscal 2015 are as follows:

	2016		2015
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas Propane Credit Agreement	$99.0	$249.0	$119.5	$349.0
Flaga Credit Agreements	—	—	€2.6	€3.6
UGI Utilities Credit Agreement	$150.8	$232.0	$61.7	$163.6
Energy Services Credit Agreement	$23.6	$81.0	$22.9	$97.5
Energy Services also has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 28, 2016, the expiration date of the Receivables Facility was extended to October 27, 2017. The Receivables Facility, as amended, provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period November through April, and up to $75 million of eligible receivables during the period May through October. Energy Services uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
At September 30, 2016, the outstanding balance of ESFC trade receivables was $35.7 million and there was $25.5 million that was sold to the bank. At September 30, 2015, the outstanding balance of ESFC trade receivables was $44.1 million of which $19.5 million was sold to the bank. Amounts sold to the bank are reflected as short-term borrowings on the Consolidated Balance Sheet (see Note 5 to Consolidated Financial Statements). During Fiscal 2016 and Fiscal 2015, peak sales of receivables were $46.0 million and $67.5 million, respectively, and average daily amounts sold were $14.4 million and $19.4 million, respectively.
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

Operating Activities:
Year-to-year variations in our cash flow from operations can be significantly affected by changes in operating working capital especially during periods of significant changes in energy commodity prices. Cash flow from operating activities in Fiscal 2016 includes the full-year operations of Finagaz acquired on May 29, 2015. Cash flow from operating activities was lower in Fiscal 2016 compared to Fiscal 2015 reflecting lower cash flow from changes in operating working capital and the effects of the warmer weather on our domestic business units’ operating results. Cash flow from operating activities was higher in Fiscal 2015 compared to Fiscal 2014 reflecting greater cash flow from changes in operating working capital. Cash flow from operating activities before changes in operating working capital was $926.6 million in Fiscal 2016, $972.0 million in Fiscal 2015 and $1,011.9 million in Fiscal 2014. The slightly lower Fiscal 2016 cash flow from operating activities before changes in operating working capital compared to Fiscal 2015 principally reflects the effects of lower net income (after adjusting net income for the noncash effects of unrealized gains and losses on derivative instruments and the loss on extinguishment of debt at AmeriGas Partners) and a $36.0 million cash settlement of interest rate agreements at UGI Utilities partially offset by higher noncash charges for deferred income taxes and depreciation and amortization. The decrease in Fiscal 2015 cash flow from operating activities before changes in operating working capital compared to such amount for Fiscal 2014 reflects, in large part, lower non-cash charges for deferred income taxes. Changes in operating working capital provided (used) operating cash flow of $43.1 million in Fiscal 2016, $191.8 million in Fiscal 2015 and $(6.5) million in Fiscal 2014. The significantly higher cash from the net changes in accounts receivable, inventories and accounts payable in Fiscal 2015 as compared to such amounts in Fiscal 2016 and Fiscal 2014 reflects, in large part, the impact of significant declines in LPG and natural gas costs in Fiscal 2015. In addition, cash flow from changes in working capital include net refunds of UGI Utilities purchased gas and electricity costs of $(22.7) million in Fiscal 2016, net overcollections of $51.8 million in Fiscal 2015, and net refunds of $(17.6) million in Fiscal 2014.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses; changes in restricted cash balances and net cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $563.8 million in Fiscal 2016, $490.6 million in Fiscal 2015 and $456.8 million in Fiscal 2014. Cash payments for property, plant and equipment were higher in Fiscal 2016 compared to Fiscal 2015 reflecting, in large part, higher Gas Utility replacement and infrastructure improvement capital expenditures, higher Energy Services midstream pipeline project capital expenditures and, to a lesser extent, incremental UGI International capital expenditures principally reflecting the full-year impact of Finagaz. The increase in capital expenditures in Fiscal 2015 compared to Fiscal 2014 reflects, in large part, higher Gas Utility replacement and infrastructure improvement capital expenditures. Net cash paid for acquisitions of businesses in Fiscal 2016 includes business acquisitions at AmeriGas Propane ($37.6 million) and acquisitions of retail LPG businesses at UGI International ($23.6 million). Net cash paid for business acquisitions in Fiscal 2015 includes the Totalgaz Acquisition (see Note 4 to Consolidated Financial Statements). Net cash paid for business acquisitions in Fiscal 2014 includes the acquisition by Midstream & Marketing of a natural gas marketing business and several Partnership acquisitions. Cash from changes in restricted cash, primarily cash in futures brokerage accounts, provided (used) cash of $53.7 million in Fiscal 2016, $(52.8) million in Fiscal 2015 and $(8.3) million in Fiscal 2014. The amount of restricted cash required in such accounts is generally the result of changes in underlying commodity prices.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; short-term borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and issuances or repurchases of equity instruments.
In 2016, AmeriGas Partners issued $1.35 billion face value of AmeriGas Partners Senior Notes and used substantially all of the net proceeds from the issuance to repay $1.27 billion principal amount of existing AmeriGas Partners Senior Notes subject to tender offers and notices of redemptions. In addition, during Fiscal 2016 UGI Utilities issued $300 million of Senior Notes and used the net proceeds principally to repay maturing long-term debt and short-term borrowings. The increases in dividends on UGI Common Stock and distributions on AmeriGas Partners’ publicly held Common Units during the three-year period principally reflects annual increases in quarterly dividend and distribution rates. Financing cash flows in Fiscal 2015 include net proceeds from the issuance of long-term debt under the UGI France 2015 Senior Facilities Agreement totaling $652.6 million, the proceeds of which were used principally to fund a portion of the acquisition of Finagaz and to prepay term loans outstanding under Antargaz’ 2011 Senior Facilities Agreement. For further information on debt transactions, see Note 6 to Consolidated Financial Statements.

Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2016, Fiscal 2015 and Fiscal 2014. We also provide amounts we expect to spend in Fiscal 2017. We expect to finance a substantial portion of our Fiscal 2017 capital expenditures from cash generated by operations, borrowings under credit facilities and cash on hand.

Year Ended September 30,	2017	2016	2015	2014
(Millions of dollars)	(estimate)
AmeriGas Propane	$120.0	$101.7	$102.0	$113.9
UGI International	109.7	99.9	87.5	73.2
UGI Utilities	339.0	262.5	197.7	164.2
Midstream & Marketing	125.6	140.4	88.0	84.8
Total	$694.3	$604.5	$475.2	$436.1

The higher levels of UGI Utilities capital expenditures in Fiscal 2016, as well as those estimated for Fiscal 2017, reflect greater main replacement and system improvement capital expenditures, increases in new business capital expenditures and investments in new information technology projects.
Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2016. Such obligations include scheduled repayments of long-term debt, interest on long-term fixed-rate debt, operating lease payments, unconditional purchase obligations for pipeline capacity, pipeline transportation and natural gas storage services and commitments to purchase natural gas, LPG and electricity, capital expenditures and derivative instruments. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2016:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2017	Fiscal 2018 - 2019	Fiscal 2020 - 2021	Thereafter
Long-term debt (a)	$3,831.9	$29.5	$249.7	$600.2	$2,952.5
Interest on long-term-fixed rate debt (b)	1,902.0	211.9	416.7	387.5	885.9
Operating leases	412.7	80.1	128.5	92.0	112.1
UGI International supply contracts	78.7	78.7	—	—	—
Midstream & Marketing supply contracts	285.1	168.4	114.4	2.3	—
UGI Utilities supply, storage and transportation contracts	424.5	115.1	121.9	71.5	116.0
Derivative instruments (c)	66.6	47.5	18.5	0.6	—
Total	$7,001.5	$731.2	$1,049.7	$1,154.1	$4,066.5

(a)	Based upon stated maturity dates for debt outstanding at September 30, 2016.

(b)	Based upon stated interest rates adjusted for the effects of interest rate swaps.

(c)
Represents the sum of amounts due if derivative instrument liabilities were settled at September 30, 2016, amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate and cross-currency swaps).

Other noncurrent liabilities included in our Consolidated Balance Sheet at September 30, 2016, principally comprise refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 15 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 7 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 13 to Consolidated Financial Statements). These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Required minimum contributions to UGI Utilities’ pension plan (as further described below under “U.S. Pension Plan”) in Fiscal 2017 are not expected to be material. Required minimum contributions to the U.S. Pension Plan in years beyond Fiscal 2017 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2016, the maximum potential amount of future payments under lease guarantees assuming the leased equipment was deemed worthless was approximately $42.1 million.
U.S. Pension Plan
In the U.S., we sponsor a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“U.S. Pension Plan”). The fair values of the U.S. Pension Plan’s assets totaled $463.4 million and $430.8 million at September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, the underfunded positions of the U.S. Pension Plan, defined as the excess of the projected benefit obligation (“PBO”) over the U.S. Pension Plan’s assets, were $182.0 million and $132.8 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. Required minimum contributions to the U.S. Pension Plan in Fiscal 2017 are not expected to be material. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2016 was $12.8 million. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2017 is expected to be approximately $17.0 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2016, we have recorded after-tax charges to UGI Corporation’s stockholders’ equity of $29.1 million and recorded regulatory assets totaling $183.1 million in order to reflect the funded status of our pension and other postretirement benefit plans. For a more detailed discussion of the U.S. Pension Plan and our other postretirement benefit plans, see Note 7 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Matters

UGI Gas Base Rate Filing. On January 19, 2016, UGI Utilities filed a rate request with the PUC to increase UGI Gas’s annual base operating revenues for residential, commercial and industrial customers by $58.6 million. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2016, a Joint Petition for Approval of Settlement of all issues providing for a $27.0 million UGI Gas annual base distribution rate increase, to be effective October 19, 2016, was filed with the PUC (“Joint Petition”). On October 14, 2016, the PUC approved the Joint Petition with a minor modification which had no effect on the $27.0 million base distribution rate increase. The increase became effective on October 19, 2016.

Distribution System Improvement Charge. On April 14, 2012, legislation became effective enabling gas and electric utilities in Pennsylvania, under certain circumstances, to recover the cost of eligible capital investment in distribution system infrastructure improvement projects between base rate cases. The charge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC charge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff, and not exceed certain earnings tests. Absent PUC permission, the DSIC is capped at five percent of the amount billed to customers. PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero, beginning April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions, seeking approval to increase the maximum allowable DSIC from five percent to ten percent of billed distribution revenues. To date, no action has been taken by the PUC on either of these petitions. The Company cannot predict the timing or outcome of these petitions.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism effective January 1, 2017. Revenue collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an administrative law judge. To commence recovery of revenue under the mechanism, UGI Gas must first place into service a threshold level of DSIC-eligible plant agreed upon in the settlement of its recent base rate case. Achievement of that threshold is not likely to occur prior to September 30, 2017.

Manufactured Gas Plants
From the late 1800s through the mid-1900s, UGI Utilities and its current and former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those which now constitute UGI Gas and Electric Utility. UGI Utilities also has two acquired subsidiaries (CPG and PNG) which have similar histories of owning, and in some cases operating, MGPs in Pennsylvania.
UGI Utilities and its subsidiaries have entered into agreements with the Pennsylvania Department of Environmental Protection (“DEP”) to address the remediation of former MGPs in Pennsylvania. CPG is party to a Consent Order and Agreement (“CPG-COA”) with the DEP requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, required environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 million and $1.1 million, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2016 and 2015, our accrued liabilities for estimated environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $11.3 million and $13.8 million, respectively. CPG and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable.
In May 2016, UGI Gas executed a Consent Order and Agreement (“UGI Gas-COA”) with the DEP with an effective date of October 1, 2016. The UGI Gas-COA will terminate in September 2031 if not extended by the parties. The UGI Gas-COA requires UGI Gas to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP related facilities were operated (“UGI Gas MGP Properties”). Under this agreement, required environmental expenditures related to the UGI Gas MGP Properties are capped at $2.5 million in any calendar year. At September 30, 2016, our accrued liabilities for estimated environmental investigation and remediation costs related to the UGI Gas-COA totaled $43.7 million. UGI Gas has recorded an associated regulatory asset for these costs because recovery of these costs from customers is probable (see Note 8 to Consolidated Financial Statements).
We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities’ results of operations because UGI Gas, CPG and PNG receive ratemaking recognition of estimated environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.
From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by its former subsidiaries. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2016, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside of Pennsylvania was material.

Market Risk Disclosures

Our primary market risk exposures are (1) commodity price risk; (2) interest rate risk; and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Commodity Price Risk
The risk associated with fluctuations in the prices the Partnership and our UGI International operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and UGI International may not, however, always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements and over-the-counter derivative commodity instruments including price swap and option contracts. Our UGI International operations use over-the-counter derivative commodity instruments and may from time to time enter into other derivative contracts, similar to those used by the Partnership, to reduce market risk associated with a portion of their LPG purchases. Over-the-counter derivative commodity instruments used to economically hedge forecasted purchases of LPG are generally settled at expiration of the contract. In addition, certain of our UGI International businesses hedge a portion of their anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts as further described below.
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
In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in other operating income or operating expenses.
In order to manage market price risk relating to substantially all of Midstream & Marketing’s fixed-price sales contracts for natural gas and electricity, Midstream & Marketing enters into NYMEX, Intercontinental Exchange (“ICE”) and over-the-counter natural gas and electricity futures and natural gas basis swap contracts or enters into fixed-price supply arrangements. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge a portion of its anticipated sales of electricity from its electricity generation facilities. Although Midstream & Marketing’s fixed-price supply arrangements mitigate most risks associated with its fixed-price sales contracts, should any of the suppliers under these arrangements fail to perform, increases, if any, in the cost of replacement natural gas or electricity would adversely impact Midstream & Marketing’s results. In order to reduce this risk of supplier nonperformance, Midstream & Marketing has diversified its purchases across a number of suppliers.
From time to time, Midstream & Marketing purchases FTRs to economically hedge certain transmission costs that may be associated with its fixed-price electricity sales contracts. Midstream & Marketing from time to time also enters into New York Independent System Operator (“NYISO”) capacity swap contracts to economically hedge the locational basis differences for customers it serves on the NYISO electricity grid. Midstream & Marketing also uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later near-term sale of natural gas or propane.
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
Our variable-rate debt includes short-term borrowings and France SAS’s and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. France SAS and Flaga, through the use of pay-fixed receive-variable interest rate swaps, have fixed the underlying euribor interest rates on their euro-denominated term loans through all, or a substantial portion of, the periods such debt is outstanding. In addition, Flaga’s U.S. dollar-denominated loans have been swapped from fixed-rate U.S. dollars to fixed-rate euro currency at issuance through cross currency swaps, removing interest rate risk and foreign currency exchange risk associated with the underlying interest and principal payments. At September 30, 2016, combined borrowings outstanding under variable-rate debt agreements, excluding France SAS’s and Flaga’s effectively fixed-rate term loans and Flaga’s U.S. dollar-denominated loan, totaled $291.7 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding France SAS’s and Flaga’s effectively fixed-rate term loan debt and Flaga’s U.S. dollar-denominated loans), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2016 and Fiscal 2015 interest expense by approximately $3 million and $2 million, respectively. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $193 million and $131 million at September 30, 2016 and 2015, respectively. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $222 million and $122 million at September 30, 2016 and 2015, respectively.
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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are sold or liquidated. At September 30, 2016, there were no unsettled net investment hedges outstanding. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at September 30, 2016, by approximately $110 million, which amount would be reflected in other comprehensive income.
In addition, in order to reduce volatility related to certain of our foreign LPG operations, we hedge a portion of their anticipated U.S. dollar-denominated LPG product purchases primarily during the months of October through March through the use of forward foreign exchange contracts.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2016 and 2015, restricted cash in brokerage accounts totaled $15.6 million and $54.9 million, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at September 30, 2016. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2016 and 2015. The table also includes the changes in fair values of derivative instruments that would result if there were (1) a 10% adverse change in the market prices of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) a 50 basis point adverse change in the three-month and one-month euribor rates; and (3) a 10% change in the value of the euro and the British pound sterling versus the U.S. dollar. Gas Utility’s and Electric Utility’s derivative instruments other than gasoline futures contracts are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2016:
Commodity price risk	$(47.7)	$(59.8)
Interest rate risk	$(3.9)	$(2.2)
Foreign currency exchange rate risk	$14.9	$(36.1)
September 30, 2015:
Commodity price risk	$(135.7)	$(58.1)
Interest rate risk	$(10.8)	$(36.6)
Foreign currency exchange rate risk	$29.4	$(26.0)

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
Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation that arises in the normal course of business. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and PNG and CPG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with GAAP, we record a reserve when it is probable that a liability exists and the amount or range of amounts related to such liability can be reasonably estimated. When there is a range of possible loss with equal likelihood, liabilities recorded are based upon the low end of such range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of possible loss may not be practicable based upon the information available and the potential effects of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Reasonable estimates involve management judgments based on a broad range of information and prior experience and include an evaluation of the nature of the claim, the procedural status of the matter, the probability or likelihood of success of prosecuting or defending the claim, the information available with respect to the claim, the opinions and views of outside counsel and other advisors, and past experience in similar matters. These judgments are reviewed quarterly as more information is received, and the amounts reserved are updated as necessary. Our estimated reserves may differ materially from the ultimate liability and such reserves may change materially as more information becomes available.

Accounting For Derivative Instruments At Fair Value. The Company enters into derivative instruments to economically hedge the risks associated with changes in commodity prices, interest rates and foreign currency rates. Accounting requirements for derivatives and related hedging activities are complex and may be subject to further clarification by standard-setting bodies. These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets. Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. Changes in the fair values of certain derivative instruments that qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interests, both of which are components of equity, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. Changes in the fair values of derivative instruments that we do not designate as, or that do not qualify for, hedge accounting under GAAP, which currently comprises all of our commodity derivative instruments, are recognized in earnings on the Consolidated Statements of Income. The fair values of our derivative instruments are determined based upon actively-quoted market prices for identical assets and liabilities, indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Gains and losses associated with derivatives utilized by UGI Utilities to manage the price risk inherent in its natural gas and electricity purchasing activities are recoverable through Gas Utility PGC or Electric Utility DS mechanisms, subject to PUC approval. Accordingly, the offset to the changes in fair values of these derivatives for which the normal purchases and normal sales exception under GAAP does not apply are recorded as either a regulatory asset or liability on the Consolidated Balance Sheets. At September 30, 2016, the net fair value of our derivative assets totaled $37.7 million and the net fair value of our derivative liabilities totaled $70.4 million.
Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2016, our regulatory assets and regulatory liabilities totaled $395.1 million and $55.6 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 8 to Consolidated Financial Statements.
Depreciation and Amortization of Long-Lived Assets. We compute depreciation on utility property, plant and equipment on a straight-line basis over the average remaining lives of its various classes of depreciable property and on our non-utility property, plant and equipment on a straight-line basis over estimated useful lives generally ranging from 3 to 40 years. We also use amortization methods and determine asset values of intangible assets subject to amortization using reasonable assumptions and projections. Changes in the estimated useful lives of property, plant and equipment and changes in intangible asset amortization methods or values could have a material effect on our results of operations. As of September 30, 2016, our net property, plant and equipment totaled $5,238.0 million and we recorded depreciation expense of $338.6 million during Fiscal 2016. As of September 30, 2016, our net intangible assets subject to amortization totaled $448.7 million and we recorded amortization expense on intangible assets subject to amortization of $54.3 million during Fiscal 2016.
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
Goodwill Impairment Evaluation. We perform impairment tests on goodwill resulting from purchase business combinations at least annually at the reporting unit level. A reporting unit is the operating segment, or a business one level below the operating segment (a component), if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated if they have similar economic characteristics. Each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. During the fourth quarter of Fiscal 2016, the Company changed the measurement date for performing its annual goodwill impairment tests from September 30 to July 31. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with the Company’s internal budgeting process and did not delay, accelerate or avoid an impairment of the Company’s goodwill.
For certain of our reporting units, we assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. For our other reporting units with goodwill, we bypass the qualitative assessment and perform the first step of the two-step quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units. The market approach requires judgment to determine the appropriate valuation multiples. We are required to recognize an impairment charge under GAAP if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill as determined in the same manner as goodwill is recognized in a business combination. As of September 30, 2016, our goodwill totaled $2,989.0 million. We did not record any impairments of goodwill in Fiscal 2016, Fiscal 2015 or Fiscal 2014.
Pension Plan Assumptions. Pension plan assumptions are significant inputs to the actuarial models that measure pension benefit obligations and pension expense. The cost of providing benefits under the U.S. Pension Plan is dependent on historical information such as employee age, length of service, level of compensation and the actual rate of return on plan assets. In addition, certain assumptions relating to the future are used to determine pension expense including mortality assumptions, the discount rate applied to benefit obligations, the expected rate of return on plan assets and the rate of compensation increase, among others. Assets of the U.S. Pension Plan are held in trust and consist principally of equity and fixed income mutual funds and common stock. Changes in plan assumptions as well as fluctuations in actual equity or fixed income market returns could have a material impact on future pension costs. We believe the two most critical assumptions are (1) the expected rate of return on plan assets and (2) the discount rate. A decrease in the expected rate of return on U.S. Pension Plan assets of 50 basis points to a rate of 7.00% would result in an increase in pre-tax pension cost of approximately $2.3 million in Fiscal 2017. A decrease in the discount rate of 50 basis points to a rate of 3.30% would result in an increase in pre-tax pension cost of approximately $4.3 million in Fiscal 2017. For additional information on our U.S. Pension Plan, see Note 7 to Consolidated Financial Statements.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the positions will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2016, our net deferred tax liabilities totaled $1,199.6 million.

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

(a)
The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2016, were effective at the reasonable assurance level.

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
None.

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2016.

	Information	Captions of Proxy Statement Incorporated by Reference
Item 10.	Directors, Executive Officers and Corporate Governance
Election of Directors - Nominees; Corporate Governance; Director Independence; Board Leadership Structure and Role in Risk Management; Board Meetings and Attendance; Board and Committee Structure; Communications with the Board; Securities Ownership of Certain Beneficial Owners - Security Ownership of Directors and Executive Officers; Securities Ownership of Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance; Report of the Audit Committee of the Board of Directors

The Code of Ethics for the Chief Executive Officer and Senior Financial Officers of UGI Corporation is available without charge on the Company’s website, www.ugicorp.com, or by writing to Treasurer, UGI Corporation, P. O. Box 858, Valley Forge, PA 19482.

Item 11.	Executive Compensation
Compensation of Directors; Report of the Compensation and Management Development Committee of the Board of Directors; Compensation Discussion and Analysis; Compensation of Executive Officers; Compensation Committee Interlocks and Insider Participation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Directors and Executive Officers; Securities Ownership of Certain Beneficial Owners; Section 16(a) Beneficial Ownership Reporting Compliance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence	Election of Directors - Director Independence and Board and Committee Structure; Policy for Approval of Related Person Transactions

Item 14.	Principal Accounting Fees and Services	Our Independent Registered Public Accounting Firm

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2016 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,488,451	(1)	$26.68		13,046,461	(2)
	999,083	(3)	$0
Equity compensation plans not approved by security holders	0
Total	9,487,534		$26.68	(4)

(1)
Represents 8,488,451 stock options under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and the UGI Corporation 2013 Omnibus Incentive Compensation Plan.

(2)
Represents 4,115 securities remaining for future issuance of stock options from the 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and 13,042,346 of securities remaining for issuance from the UGI Corporation 2013 Omnibus Incentive Compensation Plan. The UGI Corporation 2013 Omnibus Incentive Compensation Plan was approved by the shareholders on January 24, 2013.

(3)
Represents 999,083 phantom share units under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and the UGI Corporation 2013 Omnibus Incentive Compensation Plan.

(4)	Weighted-average exercise price of outstanding options; excludes phantom share units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
John L. Walsh	61	President and Chief Executive Officer
Kirk R. Oliver	58	Chief Financial Officer
Robert F. Beard	51	President and Chief Executive Officer, UGI Utilities, Inc.
Monica M. Gaudiosi	53	Vice President, General Counsel and Secretary
Bradley C. Hall	63	Vice President - New Business Development
Marie-Dominique Ortiz-Landazabal	48	Vice President - Accounting and Financial Control and Chief Accounting Officer
Roger Perreault	52	President, UGI International
Jerry E. Sheridan	51	President and Chief Executive Officer, AmeriGas Propane, Inc.

All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

John L. Walsh

Mr. Walsh is a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation. In addition, Mr. Walsh serves as a Director and Chairman of the Board of AmeriGas Propane, Inc. (since 2016), where he had served as a director and vice chairman since 2005. He also serves as Vice Chairman of UGI Utilities, Inc. (since 2005). Both AmeriGas Propane, Inc. and UGI Utilities, Inc. are subsidiaries of UGI Corporation. Mr. Walsh served as Chief Operating Officer of UGI Corporation (2005 to 2013) and as President and Chief Executive Officer of UGI Utilities, Inc. (2009 to 2011). Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products Division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was an Executive Director of BOC (2001 to 2005) having joined BOC in 1986 as Vice President - Special Gases and having held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as Director at Main Line Health, Inc., the United Way of Southeastern Pennsylvania and Southern New Jersey and the World LPG Association.

Kirk R. Oliver

Mr. Oliver is Chief Financial Officer of UGI Corporation (since 2012). From December 2011 until September 2012, Mr. Oliver served as Senior Managing Director & Chief Operating Officer of InfraREIT Capital Partners, LLC, a partnership that invests in infrastructure assets, primarily electric transmission and gas pipeline assets. Prior to joining InfraREIT Capital, Mr. Oliver served as Senior Vice President and Chief Financial Officer of Allegheny Energy, Inc., an electric utility company (2008 to 2011) and as a Senior Executive at Hunt Power, LLC, a company that develops and invests in electric and gas utility projects (2007 to 2008). Mr. Oliver served in various positions at TXU Corp. (now Energy Future Holdings Corp.), an electricity distribution, generation and transmission company in Texas (1998 to 2006), including as Executive Vice President and Chief Financial Officer (2004 to 2006), Senior Vice President, Finance (2000 to 2003) and Vice President, Treasurer and Assistant Secretary (1998 to 1999). Prior to joining TXU Corp., Mr. Oliver spent eleven years as an investment banker in the Global Power and Energy Group at Lehman Brothers and six years at Motorola Inc.

Robert F. Beard

Mr. Beard is President and Chief Executive Officer and a Director of UGI Utilities, Inc. (since 2011). He previously served as Vice President - Marketing, Rates and Gas Supply (2010 to 2011) and Vice President - Southern Region (2008 to 2010) of UGI Utilities, Inc. From 2006 until 2008, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation and, from 2002 until 2006, he served as Director - Operations and Engineering of PPL Gas Utilities Corporation.

Monica M. Gaudiosi

Ms. Gaudiosi is the Vice President, General Counsel and Secretary of UGI Corporation and UGI Utilities, Inc. (since 2012). She is also Vice President (since 2012), General Counsel (since July 2015) and Secretary (since 2012) of AmeriGas Propane, Inc. Prior to joining UGI Corporation, Ms. Gaudiosi served as Senior Vice President and General Counsel (2007 to 2012) and Senior Vice President and Associate General Counsel (2005 to 2007) of Southern Union Company. Prior to joining Southern Union Company in 2005, Ms. Gaudiosi held various positions with General Electric Capital Corporation (1997 to 2005). Before joining General Electric Capital Corporation, Ms. Gaudiosi was an associate at the law firms of Hunton & Williams (1994 to 1997) and Sutherland, Asbill & Brennan (1988 to 1994).

Bradley C. Hall

Mr. Hall is Vice President - New Business Development (since 1994). He also serves as President of UGI Enterprises, Inc. (since 1994) and UGI Energy Services, LLC (since 1995). He joined the Company in 1982 and held various positions at UGI Utilities, Inc., including Vice President - Marketing and Rates.

Marie-Dominique Ortiz-Landazabal

Marie-Dominique Ortiz-Landazabal is Vice President - Accounting and Financial Control and Chief Accounting Officer of UGI Corporation (since December 2015). She previously served as General Auditor since January 2012 when she joined UGI Corporation. Prior to joining the Company, Ms. Ortiz-Landazabal was Manager, Accounting Policies and Specialty Accounting at Air Products and Chemicals, Inc. (September 2010 until December 2011). Prior to her position at Air Products, she held positions of increasing responsibility at PricewaterhouseCoopers LLP in Florida, Virginia, Paris (France), and Philadelphia, Pennsylvania (1994-2010).

Roger Perreault

Mr. Perreault is President - UGI International (since December 2015). Prior to joining UGI Corporation, Mr. Perreault held various positions at Air Liquide, including Group Vice President, Large Industries, World Business Line (2014-2015), President, Air Liquide Large Industries (2008-2014) and Managing Director, Air Liquide Brazil. Prior to joining Air Liquide, Mr. Perreault was a Production Manager with I.C.I. Explosives in Quebec, Canada.

Jerry E. Sheridan

Mr. Sheridan is President, Chief Executive Officer and a Director of AmeriGas Propane, Inc. (since 2012). Previously, he served as Vice President - Operations and Chief Operating Officer (2011 to 2012) and as Vice President - Finance and Chief Financial Officer (2005 to 2011) of AmeriGas Propane, Inc. Mr. Sheridan served as President and Chief Executive Officer (2003 to 2005) of Potters Industries, Inc., a global manufacturer of engineered glass materials and a wholly-owned subsidiary of PQ Corporation, a global producer of inorganic specialty chemicals. In addition, Mr. Sheridan served as Executive Vice President (2003 to 2005) and as Vice President and Chief Financial Officer (1999 to 2003) of PQ Corporation. Mr. Sheridan also serves on the Management Board of CP Kelco (since 2013), a privately held company that provides innovative products and solutions through the use of nature-based chemistry.

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
Consolidated Balance Sheets as of September 30, 2016 and 2015
Consolidated Statements of Income for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the years ended September 30, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2016, 2015 and 2014
We have omitted all other financial statement schedules because the required information is (1) not present; (2) not present in amounts sufficient to require submission of the schedule; or (3) included elsewhere in the financial statements or related notes.

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

4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation and Bylaws referred to in 3.1 and 3.3 above.
4.4	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009.	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
4.5	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1
4.6	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2015.	AmeriGas Partners, L.P.	Form 8-K (7/27/15)	3.1
4.7	[Intentionally Omitted]
4.8	[Intentionally Omitted]
4.9	[Intentionally Omitted]
4.10
Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.11	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.12	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.13	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
4.14	Form of Fixed Rate Medium-Term Note.	Utilities	Form 8-K (8/26/94)	4(i)
4.15	Form of Fixed Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(i)
4.16	Form of Floating Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(ii)
4.17	Officer’s Certificate establishing Medium-Term Notes Series.	Utilities	Form 8-K (8/26/94)	4(iv)
4.18	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture.	Utilities	Form 8-K (8/1/96)	4(iv)
4.19	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture.	Utilities	Form 8-K (5/21/02)	4.2
4.20	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes.	Utilities	Form 8-K (5/21/02)	4.1
4.21	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1
4.22	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.23	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.24	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.1**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.2**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2016 - Terms and Conditions.	AmeriGas Partners, L.P.	Form 10-K (9/30/16)	10.7
10.3**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9
10.4**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.2
10.5**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.6**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (6/30/13)	10.1
10.7**	Change in Control Agreement for Kirk R. Oliver dated as of October 1, 2012.	UGI	Form 10-Q (12/31/12)	10.1
10.8**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.9**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
*10.10**	Description of oral compensation arrangement for Messrs. Walsh, Oliver, Perreault and Ms. Gaudiosi.
10.11**	Description of oral compensation arrangement for Mr. Sheridan.	AmeriGas Partners, L.P.	Form 10-K (9/30/16)	10.26
10.12**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2016.	AmeriGas Partners, L.P.	Form 10-Q (3/31/16)	10.2
10.13**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 27, 2016.	AmeriGas Partners, L.P.	Form 10-Q (3/31/16)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.14**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
*10.15**	Form of Change in Control Agreement for Mr. Roger Perreault dated December 7, 2015.
10.16**	Form of Confidentiality and Post-Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Sheridan.	AmeriGas Partners, L.P.	Form 10-K (9/30/09)	10.29
10.17**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Employees, dated January 1, 2016.	UGI	Form 10-Q (3/31/16)	10.4
10.18**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI Utilities Employees, dated January 1, 2016.	Utilities	Form 10-Q (3/31/16)	10.1
10.19**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI Utilities Employees, dated January 1, 2016.	Utilities	Form 10-Q (3/31/16)	10.2
10.20**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for AmeriGas Employees, dated January 1, 2016.	AmeriGas Partners, L.P.	Form 10-Q (3/31/16)	10.1
10.21**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI Employees, dated January 1, 2016.	UGI	Form 10-Q (3/31/16)	10.1
10.22**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 28, 2016.	UGI	Form 10-Q (3/31/16)	10.2
10.23**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 28, 2016.	UGI	Form 10-Q (3/31/16)	10.3

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*10.24**	Summary of Director Compensation dated October 1, 2016.
*10.25**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.
*10.26**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.
10.27**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective January 24, 2014.	UGI	Form 10-Q (3/31/14)	10.5
10.28**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective November 22, 2013.	UGI	Form 10-Q (3/31/14)	10.3
*10.29**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective July 26, 2016.
*10.30**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.
*10.31**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.
10.32**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.33**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.2
10.34**	UGI Corporation Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	UGI	Form 10-Q (6/30/13)	10.1
10.35**	UGI Utilities, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended as of November 16, 2012.	Utilities	Form 10-Q (3/31/13)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.36**	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended and restated as of November 16, 2012.	Utilities	Form 10-Q (6/30/13)	10.1
10.37	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.38	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.4
10.39	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.40	[Intentionally Omitted]
10.41	Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 8 thereto dated April 22, 2010 and Amendment No. 9 thereto dated August 26, 2010, by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding, LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 10-K (9/30/11)	10.47
10.42	Amendment No. 10, dated as of April 21, 2011 to Receivables Purchase Agreement, dated as of November 30, 2001(as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc. as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 8-K (4/21/11)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.43	Amendment No. 11, dated as of April 19, 2012, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 8-K (4/19/12)	10.1
10.44	Amendment No. 12, dated as of April 18, 2013, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented, or modified from time to time), by and among UGI Energy Services, Inc., as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 8-K (4/18/13)	10.1
10.45	Amendment No. 13, dated as of October 1, 2013, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented, or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 10-K (9/30/13)	10.72
10.46	Amendment No. 14, dated as of November 1, 2013, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented, or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 10-K (9/30/13)	10.74

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.47	Amendment No. 15, dated as of October 31, 2014, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented, or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, Market Street Funding LLC, as issuer, and PNC Bank, National Association, as administrator.	UGI	Form 8-K (10/31/14)	10.1
10.48	Amendment No. 16, dated as of October 30, 2015, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented, or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/30/15)	10.1
10.49	Amendment No. 17, dated as of October 28, 2016, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented, or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/28/16)	10.1
10.50	Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 3 thereto dated August 26, 2010, by and between UGI Energy Services, Inc. and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/10)	10.47
10.51	Amendment No. 4 dated as of October 1, 2013 to Purchase and Sale Agreement dated as of November 30, 2001 by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/13)	10.73

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.52	FSS Service Agreement No. 79028 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.16
10.53	SST Service Agreement No. 79133 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.19
10.54	Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.1
10.55	Amendment to Contingent Residual Support Agreement dated as of January 12, 2012, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation, dated as of March 20, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.1
10.56	Amendment to Contingent Residual Support Agreement dated June 20, 2016, among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P., and for certain limited purposes only, UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.1
10.57	Unitholder Agreement, dated as of January 12, 2012, by and among Heritage ETC, L.P., AmeriGas Partners, L.P., and, for limited purposes, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Equity, L.P.	AmeriGas Partners, L.P.	Form 8-K (1/11/12)	10.2
10.58	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.59	Amendment No. 1 dated as of June 20, 2016 to Amended and Restated Credit Agreement dated June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.2
10.60	Credit Agreement, dated as of March 27, 2015 among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and Citizens Bank, N.A., as joint lead arrangers and joint bookrunners and the other financial institutions from time to time parties thereto.	Utilities	Form 8-K (3/27/15)	10.1
10.61	Senior Facilities Agreement dated April 30, 2015 by and among UGI France, as Borrower, Guarantor and Security Grantor, Natixis, as Facility Agent and Security Agent, and other financial institutions from time to time parties thereto.	UGI	Form 10-Q (6/30/15)	10.1
10.62	Second Amended and Restated Credit Agreement, dated February 29, 2016, by and among UGI Energy Services, LLC, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (2/29/16)	10.1
10.63	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19
*21	Subsidiaries of the Registrant.
*23.1	Consent of Ernst & Young LLP
*23.2	Consent of PricewaterhouseCoopers LLP

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 22, 2016	By:	/s/ Kirk R. Oliver
Kirk R. Oliver Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 22, 2016, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ John L. Walsh	President and Chief Executive Officer (Principal Executive Officer) and Director
John L. Walsh

/s/ Kirk R. Oliver	Chief Financial Officer (Principal Financial Officer)
Kirk R. Oliver

/s/ Marie-Dominique Ortiz-Landazabal	Vice President - Accounting and Financial Control and Chief Accounting Officer (Principal Accounting Officer)
Marie-Dominique Ortiz-Landazabal

/s/ Marvin O. Schlanger	Chairman and Director
Marvin O. Schlanger

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Ernest E. Jones	Director
Ernest E. Jones

/s/ Anne Pol	Director
Anne Pol

/s/ James B. Stallings, Jr.	Director
James B. Stallings, Jr.

/s/ Roger B. Vincent	Director
Roger B. Vincent

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2016

UGI CORPORATION AND SUBSIDIARIES

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
Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016, based on the COSO 2013 Framework. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, as stated in their report, which appears herein.

/s/ John L. Walsh
Chief Executive Officer

/s/ Kirk R. Oliver
Chief Financial Officer

/s/ Marie-Dominique Ortiz-Landazabal
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UGI Corporation:

We have audited UGI Corporation’s internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). UGI Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UGI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UGI Corporation and subsidiaries as of September 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2016 and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UGI Corporation:

We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries as of September 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the two years in the period ended September 30, 2016. Our audits also included the financial statement schedules for each of the two years in the period ended September 30, 2016 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UGI Corporation and subsidiaries at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited the adjustments to retrospectively reflect the change in the composition of reportable segments as described in Note 21. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of UGI Corporation and subsidiaries other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UGI Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 22, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UGI Corporation

In our opinion, the consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for the year ended September 30, 2014, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 21, present fairly, in all material respects, the results of operations and cash flows of UGI Corporation and its subsidiaries for the year ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America (the 2014 financial statements before the effects of the adjustments to retrospectively reflect the change in composition of reportable segments discussed in Note 21 are not presented herein). In addition, in our opinion, the financial statement schedules listed in Item 15(a)(2) for the year ended September 30, 2014 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit, before the effects of the adjustments described above, of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 21 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 28, 2014

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$502.8	$369.7
Restricted cash	15.6	69.3
Accounts receivable (less allowances for doubtful accounts of $27.3 and $29.7, respectively)	551.6	619.7
Accrued utility revenues	12.8	12.1
Inventories	210.3	239.9
Deferred income taxes	—	7.8
Utility regulatory assets	3.2	4.1
Derivative instruments	30.9	23.3
Prepaid expenses and other current assets	96.6	113.9
Total current assets	1,423.8	1,459.8
Property, plant and equipment
Non-utility	5,346.4	5,075.6
Utilities	2,998.9	2,753.5
	8,345.3	7,829.1
Accumulated depreciation and amortization	(3,107.3)	(2,835.0)
Net property, plant, and equipment	5,238.0	4,994.1
Goodwill	2,989.0	2,953.4
Intangible assets, net	580.3	610.1
Utility regulatory assets	391.9	300.1
Derivative instruments	6.5	16.3
Other assets	217.7	180.4
Total assets	$10,847.2	$10,514.2
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$29.5	$257.9
Short-term borrowings	291.7	189.9
Accounts payable	391.2	392.9
Employee compensation and benefits accrued	115.1	133.4
Deposits and advances	241.3	242.0
Derivative instruments	48.5	121.8
Accrued interest	48.1	57.4
Other current liabilities	276.6	283.5
Total current liabilities	1,442.0	1,678.8
Debt and other liabilities
Long-term debt	3,766.0	3,409.5
Deferred income taxes	1,216.2	1,134.0
Deferred investment tax credits	3.3	3.6
Derivative instruments	21.9	31.2
Other noncurrent liabilities	796.0	684.7
Total liabilities	7,245.4	6,941.8
Commitments and contingencies (Note 15)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized - 450,000,000 shares; issued - 173,894,141 and 173,806,991 shares, respectively)	1,201.6	1,214.6
Retained earnings	1,840.9	1,636.9
Accumulated other comprehensive loss	(154.7)	(114.6)
Treasury stock, at cost	(36.9)	(44.9)
Total UGI Corporation stockholders’ equity	2,850.9	2,692.0
Noncontrolling interests, principally in AmeriGas Partners	750.9	880.4
Total equity	3,601.8	3,572.4
Total liabilities and equity	$10,847.2	$10,514.2
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2016	2015	2014
Revenues
Non-utility	$4,917.2	$5,650.4	$7,191.9
Utility	768.5	1,040.7	1,085.4
	5,685.7	6,691.1	8,277.3
Costs and Expenses
Cost of sales (excluding depreciation shown below):
Non-utility	2,147.7	3,225.7	4,612.8
Utility	289.8	510.8	562.9
Operating and administrative expenses	1,865.9	1,773.9	1,752.6
Utility taxes other than income taxes	15.8	16.1	16.6
Depreciation	338.6	313.2	305.7
Amortization	62.3	60.9	57.2
Other operating income, net	(22.4)	(44.4)	(36.1)
	4,697.7	5,856.2	7,271.7
Operating income	988.0	834.9	1,005.6
Loss from equity investees	(0.2)	(1.2)	(0.1)
Loss on extinguishments of debt	(48.9)	—	—
Interest expense	(228.9)	(241.9)	(237.7)
Income before income taxes	710.0	591.8	767.8
Income taxes	(221.2)	(177.8)	(235.2)
Net income including noncontrolling interests	488.8	414.0	532.6
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners	(124.1)	(133.0)	(195.4)
Net income attributable to UGI Corporation	$364.7	$281.0	$337.2
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$2.11	$1.62	$1.95
Diluted	$2.08	$1.60	$1.92
Weighted-average common shares outstanding (thousands):
Basic	173,154	173,115	172,733
Diluted	175,572	175,667	175,231

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2016	2015	2014
Net income including noncontrolling interests	$488.8	$414.0	$532.6
Net (losses) gains on derivative instruments (net of tax of $12.3, $(8.0) and $(12.2), respectively)	(16.5)	16.8	54.0
Reclassifications of net (gains) losses on derivative instruments (net of tax of $5.0, $(2.8) and $2.0, respectively)	(8.1)	1.6	(45.2)
Foreign currency translation adjustments (net of tax of $0.0, $(1.0) and $13.8, respectively)	(4.9)	(63.5)	(23.2)
Foreign currency losses on long-term intra-company transactions (net of tax of $0.0, $(6.7) and $10.6, respectively)	(1.9)	(50.6)	(19.8)
Benefit plans, principally actuarial losses (net of tax of $7.1, $1.4 and $2.6, respectively)	(10.9)	(1.2)	(5.2)
Reclassifications of benefit plans actuarial losses and net prior service credits (net of tax of $(0.4), $(0.8) and $(0.6), respectively)	2.2	1.4	1.0
Other comprehensive loss	(40.1)	(95.5)	(38.4)
Comprehensive income including noncontrolling interests	448.7	318.5	494.2
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	(124.1)	(130.9)	(186.6)
Comprehensive income attributable to UGI Corporation	$324.6	$187.6	$307.6

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$488.8	$414.0	$532.6
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	400.9	374.1	362.9
Deferred income taxes, net	77.4	13.7	66.7
Provision for uncollectible accounts	21.7	31.6	43.5
Unrealized (gains) losses on derivative instruments	(91.6)	119.1	18.6
Equity-based compensation expense	23.8	29.2	25.8
Loss on extinguishments of debt	48.9	—	—
Settlement of UGI Utilities interest rate protection agreements	(36.0)	—	—
Other, net	(7.3)	(9.7)	(38.2)
Net change in:
Accounts receivable and accrued utility revenues	37.3	163.3	18.1
Inventories	29.4	181.4	(65.1)
Utility deferred fuel costs, net of changes in unsettled derivatives	(22.7)	51.8	(17.6)
Accounts payable	(40.0)	(134.9)	3.7
Other current assets	(8.6)	(25.6)	(1.2)
Other current liabilities	47.7	(44.2)	55.6
Net cash provided by operating activities	969.7	1,163.8	1,005.4
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(563.8)	(490.6)	(456.8)
Acquisitions of businesses, net of cash acquired	(61.2)	(447.5)	(37.1)
Decrease (increase) in restricted cash	53.7	(52.8)	(8.3)
Other, net	12.7	14.6	14.6
Net cash used by investing activities	(558.6)	(976.3)	(487.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(160.7)	(153.5)	(136.1)
Distributions on AmeriGas Partners publicly held Common Units	(257.3)	(248.9)	(237.7)
Issuances of debt, net of issuance costs	1,629.5	660.3	174.5
Repayments of debt, including redemption premiums	(1,569.9)	(429.4)	(242.6)
Receivables Facility net borrowings (repayments)	6.0	12.0	(22.5)
Increase (decrease) in short-term borrowings	95.7	(31.9)	5.8
Issuances of UGI Common Stock	13.7	11.9	10.9
Repurchases of UGI Common Stock	(47.6)	(34.1)	(39.8)
Other	15.5	(3.5)	11.8
Net cash used by financing activities	(275.1)	(217.1)	(475.7)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(20.2)	(11.9)
Cash and cash equivalents increase (decrease)	$133.1	$(49.8)	$30.2
CASH AND CASH EQUIVALENTS
End of year	$502.8	$369.7	$419.5
Beginning of year	369.7	419.5	389.3
Increase (decrease)	$133.1	$(49.8)	$30.2
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$228.9	$227.0	$228.3
Income taxes	$134.5	$173.1	$141.6

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2016	2015	2014
Common stock, without par value
Balance, beginning of year	$1,214.6	$1,215.6	$1,208.1
Common stock issued:
Employee and director plans (including losses on treasury stock transactions), net of tax withheld	(39.7)	(22.1)	(16.4)
Excess tax benefits realized on equity-based compensation	15.5	8.3	12.5
Equity-based compensation expense	11.2	13.2	11.4
Loss from acquisition of noncontrolling interests through business combination	—	(0.4)	—
Balance, end of year	$1,201.6	$1,214.6	$1,215.6
Retained earnings
Balance, beginning of year	$1,636.9	$1,509.4	$1,308.3
Net income attributable to UGI Corporation	364.7	281.0	337.2
Cash dividends on common stock ($0.930, $0.890 and $0.791 per share, respectively)	(160.7)	(153.5)	(136.1)
Balance, end of year	$1,840.9	$1,636.9	$1,509.4
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(114.6)	$(21.2)	$8.4
Net (losses) gains on derivative instruments	(16.5)	16.8	21.6
Reclassification of net (gains) losses on derivative instruments	(8.1)	3.7	(4.0)
Benefit plans, principally actuarial losses	(10.9)	(1.2)	(5.2)
Reclassification of benefit plans actuarial losses and net prior service credits	2.2	1.4	1.0
Foreign currency losses on long-term intra-company transactions	(1.9)	(50.6)	(19.8)
Foreign currency translation adjustments	(4.9)	(63.5)	(23.2)
Balance, end of year	$(154.7)	$(114.6)	$(21.2)
Treasury stock
Balance, beginning of year	$(44.9)	$(44.7)	$(32.3)
Common stock issued:
Employee and director plans	84.7	40.5	65.8
Repurchases of common stock	(47.6)	(34.1)	(39.8)
Reacquired common stock - employee and director plans	(29.1)	(6.6)	(38.4)
Balance, end of year	$(36.9)	$(44.9)	$(44.7)
Total UGI Corporation stockholders’ equity	$2,850.9	$2,692.0	$2,659.1
Noncontrolling interests
Balance, beginning of year	$880.4	$1,004.1	$1,055.4
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	124.1	133.0	195.4
Net gains on derivative instruments	—	—	32.4
Reclassification of net gains on derivative instruments	—	(2.1)	(41.2)
Dividends and distributions	(257.3)	(249.4)	(238.0)
Change in noncontrolling interests as a result of business combination	—	(5.2)	—
Other	3.7	—	0.1
Balance, end of year	$750.9	$880.4	$1,004.1
Total equity	$3,601.8	$3,572.4	$3,663.2
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
Note 10 — Property, Plant and Equipment
Note 11 — Goodwill and Intangible Assets
Note 12 — Series Preferred Stock
Note 13 — Common Stock and Equity-Based Compensation
Note 14 — Partnership Distributions
Note 15 — Commitments and Contingencies
Note 16 — Fair Value Measurements
Note 17 — Derivative Instruments and Hedging Activities
Note 18 — Accumulated Other Comprehensive Income
Note 19 — Other Operating Income, Net
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
We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”). AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At September 30, 2016, the General Partner held a 1% general partner interest and a 25.3% limited partner interest in AmeriGas Partners and held an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners comprises Common Units held by the public. The General Partner also holds incentive distribution rights that entitle it to receive distributions from AmeriGas Partners in excess of its 1% general partner interest under certain circumstances (see Note 14).
Our wholly owned subsidiary, UGI Enterprises, Inc. (“Enterprises”), through subsidiaries, conducts (1) an LPG distribution business in France, Belgium, the Netherlands and Luxembourg (“UGI France”); (2) an LPG distribution business in central, northern and eastern Europe (“Flaga”); and (3) an LPG distribution business in the United Kingdom (“AvantiGas”). On May 29, 2015, UGI France SAS (a Société par actions simplifiée) (“France SAS”) (formerly UGI Bordeaux Holding), an indirect wholly owned subsidiary of UGI, purchased all of the outstanding shares of Totalgaz SAS (the “Totalgaz Acquisition”), a retail distributor of LPG in France. The retail LPG distribution business of Totalgaz SAS and its subsidiaries is referred to herein as “Finagaz” and is included in our UGI France reportable segment (see Notes 4 and 21). The retail LPG distribution business of UGI France prior to the Totalgaz Acquisition is also referred to herein as “Antargaz.” In March 2016, we sold our LPG distribution business located

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

in the Nantong region of China. The sale did not have a material impact on the consolidated financial statements. We refer to our foreign LPG operations collectively as “UGI International.”
UGI Energy Services, LLC (“Energy Services, LLC”), a wholly owned subsidiary of Enterprises, conducts directly and through subsidiaries an energy marketing, midstream transmission, liquefied natural gas (“LNG”), storage, natural gas gathering, natural gas production and energy services business primarily in the Mid-Atlantic and Northeast U.S. In addition, Energy Services, LLC’s wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electricity generation facilities principally located in Pennsylvania. A first-tier subsidiary of Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region (“HVAC”). Energy Services, LLC and its subsidiaries’ storage, LNG, and portions of its midstream transmission operations are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). We refer to the businesses of Energy Services, LLC and its subsidiaries (excluding UGID) and HVAC as “Energy Services.” We refer to Energy Services and UGID collectively as “Midstream & Marketing.”
UGI Utilities, Inc. (“UGI Utilities”) conducts a natural gas distribution utility business (“Gas Utility”) directly and through its wholly owned subsidiaries UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). UGI Utilities, PNG and CPG own and operate natural gas distribution utilities in eastern, northeastern and central Pennsylvania and in a portion of one Maryland county. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission. Electric Utility is subject to regulation by the PUC. UGI Utilities is used herein as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries.

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
Principles of Consolidation
The consolidated financial statements include the accounts of UGI and its controlled subsidiary companies which, except for the Partnership, are majority owned. We report the public’s interests in the Partnership, and outside ownership interests in other consolidated but less than 100%-owned subsidiaries, as noncontrolling interests. We eliminate intercompany accounts and transactions when we consolidate. Entities in which we do not have control but have significant influence over operating and financial policies are accounted for by the equity method. Undistributed net earnings of our equity investees included in consolidated retained earnings were not material at September 30, 2016 and 2015. Investments in business entities that are not publicly traded and in which we do not have significant influence over operating and financial policies are accounted for using the cost method. Such investments are recorded in other assets on the Consolidated Balance Sheets and totaled $70.1 and $70.8 at September 30, 2016 and 2015, respectively (including $18.0 and $17.9, respectively, associated with our approximate 3.5% interest in a private equity partnership that invests in renewable energy companies). Undivided interests in natural gas production assets and an electricity generation facility are consolidated on a proportionate basis.
Effects of Regulation
UGI Utilities accounts for the financial effects of regulation in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance in Accounting Standards Codification (“ASC”) 980, “Regulated Operations.” In accordance with this guidance, incurred costs and estimated future expenditures that would otherwise be charged to expense are capitalized and recorded as regulatory assets when it is probable that the incurred costs or estimated future expenditures will be recovered in rates in the future. Similarly, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

future rates or when revenue is collected from customers for expenditures that have not yet been incurred. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date. Generally, regulatory assets and regulatory liabilities are amortized into expense and income over the periods authorized by the regulator. For additional information regarding the effects of rate regulation on our utility operations, see Note 8.
Fair Value Measurements
The Company applies fair value measurements on a recurring and, as otherwise required under GAAP, on a nonrecurring basis. Fair value in GAAP is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Fair value measurements performed on a recurring basis principally relate to derivative instruments and investments held in supplemental executive retirement plan grantor trusts.
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
Derivative Instruments
Derivative instruments are reported on the Consolidated Balance Sheets at their fair values, unless the derivative instruments qualify for the normal purchase and normal sale (“NPNS”) exception under GAAP. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Certain of our derivative instruments are designated and qualify as cash flow hedges and from time to time we also enter into net investment hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”) or noncontrolling interests, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. Gains and losses on net investment hedges that relate to our foreign operations are included in AOCI until such foreign net investment is sold or liquidated. Unrealized gains and losses on substantially all of the commodity derivative instruments used by UGI Utilities (for which NPNS has not been elected) are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers.

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
Cash flows from derivative instruments, other than net investment hedges and certain cross-currency swaps, are included in cash flows from operating activities on the Consolidated Statements of Cash Flows. Cash flows from net investment hedges, if any, are included in cash flows from investing activities on the Consolidated Statements of Cash Flows. Cash flows from the interest portion of our cross-currency hedges are included in cash flow from operating activities while cash flows from the currency portion of such hedges are included in cash flow from financing activities.
For a more detailed description of the derivative instruments we use, our accounting for derivatives, our objectives for using them and other information, see Note 17.
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
UGI Utilities’ regulated revenues are recognized as natural gas and electricity are delivered and include estimated amounts for distribution service rendered and commodities delivered but not billed at the end of each month. We reflect the impact of Gas Utility and Electric Utility rate increases or decreases at the time they become effective.
We present revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, on a net basis. Electric Utility gross receipts taxes are included in utility taxes other than income taxes on the Consolidated Statements of Income in accordance with regulatory practice.
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
Income Taxes
AmeriGas Partners and AmeriGas OLP are not directly subject to federal income taxes. Instead, their taxable income or loss is allocated to the individual partners. We record income taxes on (1) our share of the Partnership’s current taxable income or loss and (2) the differences between the book and tax basis of our investment in the Partnership. AmeriGas OLP has subsidiaries which operate in corporate form and are directly subject to federal and state income taxes. Legislation in certain states allows for taxation of partnership income and the accompanying financial statements reflect state income taxes resulting from such legislation.
UGI Utilities records deferred income taxes in the Consolidated Statements of Income resulting from the use of accelerated tax depreciation methods based upon amounts recognized for ratemaking purposes. UGI Utilities also records a deferred income tax liability for tax benefits, principally the result of accelerated tax depreciation for state income tax purposes, that are flowed through

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

to ratepayers when temporary differences originate and record a regulatory income tax asset for the probable increase in future revenues that will result when the temporary differences reverse.
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
We record interest on tax deficiencies and income tax penalties in income taxes on the Consolidated Statements of Income. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, interest income or expense recognized in income taxes on the Consolidated Statements of Income was not material.
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share include the effects of dilutive stock options and common stock awards. In the following table, we present shares used in computing basic and diluted earnings per share for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

(Thousands of shares)	2016	2015	2014
Weighted-average common shares outstanding for basic computation	173,154	173,115	172,733
Incremental shares issuable for stock options and common stock awards (a)	2,418	2,552	2,498
Weighted-average common shares outstanding for diluted computation	175,572	175,667	175,231

(a)
For Fiscal 2016, Fiscal 2015 and Fiscal 2014, there were 38 shares, 1 share and 0 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.

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
Inventories
Our inventories are stated at the lower of cost or net realizable value. We determine cost using an average cost method for LPG, specific identification for appliances and the first-in, first-out (“FIFO”) method for all other inventories.
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
We record depreciation expense for UGI Utilities’ plant and equipment on a straight-line basis over the estimated average remaining lives of the various classes of its depreciable property. The composite annual rate for depreciable property at our Gas Utility was

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

2.2% in Fiscal 2016, 2.2% in Fiscal 2015 and 2.3% in Fiscal 2014. The composite annual rate for depreciable property at our Electric Utility was 2.5% in Fiscal 2016, 2.5% in Fiscal 2015 and 2.5% in Fiscal 2014. When UGI Utilities retires depreciable utility plant and equipment, we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire utility plant and equipment, net of salvage, are recorded in regulatory assets.
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
Goodwill and Intangible Assets
In accordance with GAAP relating to intangible assets, we amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Income (see Note 11). Estimated useful lives of definite-lived intangible assets, primarily consisting of customer relationships, certain tradenames and noncompete agreements, do not exceed 15 years. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested for impairment annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired.
We do not amortize goodwill, but test it at least annually for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (a component) if discrete financial information is prepared and regularly reviewed by segment management. Components are aggregated as a single reporting unit if they have similar economic characteristics. Each of our reporting units with goodwill is required to perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill may be impaired. During the fourth quarter of Fiscal 2016, the Company changed the measurement date for performing its annual goodwill impairment tests from September 30 to July 31. This voluntary change in accounting principle, applied prospectively, is preferable as it aligns the annual goodwill impairment test date more closely with the Company’s internal budgeting process and did not delay, accelerate or avoid an impairment of the Company’s goodwill.
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

There were no accumulated impairment losses at September 30, 2016 and 2015, and no provisions for goodwill or other intangible asset impairments were recorded during Fiscal 2016, Fiscal 2015 or Fiscal 2014.
Impairment of Long-Lived Assets and Cost Basis Investments
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No material provisions for impairments were recorded during Fiscal 2016, Fiscal 2015 or Fiscal 2014.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

We reduce the carrying values of our cost basis investments when we determine that a decline in fair value is other than temporary. No other-than-temporary impairment losses were recognized in Fiscal 2016, Fiscal 2015 or Fiscal 2014.

Deferred Debt Issuance Costs
During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs (see Note 3). Deferred debt issuance costs associated with long-term debt are now reflected as a direct deduction from the carrying amount of such debt rather than as a deferred charge. Deferred debt issuance costs associated with line of credit facilities remain classified as other assets on our Consolidated Balance Sheets. We are amortizing deferred debt issuance costs over the terms of the related debt. Total deferred debt issuance costs at September 30, 2016 and 2015 were $40.8 and $36.3, respectively. As of September 30, 2016 and 2015, the Company has reflected $36.8 and $32.4, respectively, of such costs as a reduction to long-term debt, including current maturities, on the Consolidated Balance Sheets.
Refundable Tank and Cylinder Deposits
Included in other noncurrent liabilities on our Consolidated Balance Sheets are customer paid deposits primarily on UGI France owned tanks and cylinders of $267.2 and $273.4 at September 30, 2016 and 2015, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.
Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. In those instances for which the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, we discount such liabilities to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Gas, CPG and PNG receive ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 15.
Employee Retirement Plans
We use a market-related value of plan assets and an expected long-term rate of return to determine the expected return on assets of our U.S. pension and other postretirement plans. The market-related value of plan assets, other than equity investments, is based upon fair values. The market-related value of equity investments is calculated by rolling forward the prior-year’s market-related value with contributions, disbursements and the expected return on plan assets. One third of the difference between the expected and the actual value is then added to or subtracted from the expected value to determine the new market-related value (see Note 7).
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

We have calculated a tax windfall pool using the shortcut method. We record deferred tax assets for awards that we expect will result in deductions on our income tax returns based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax benefit received on the income tax return are recorded in Common Stock (if the tax benefit exceeds the deferred tax asset) or in the Consolidated Statements of Income (if the deferred tax asset exceeds the tax benefit and no tax windfall pool exists from previous awards). We expect to adopt new accounting guidance that simplifies and clarifies certain aspects of the accounting for and presentation of share-based payments during the first quarter of Fiscal 2017 (see Note 3).
For additional information on our equity-based compensation plans and related disclosures, see Note 13.

Note 3 — Accounting Changes

Adoption of New Accounting Standards

Presentation of Deferred Taxes. During the first quarter of Fiscal 2016, the Company adopted new accounting guidance regarding the classification of deferred taxes. The new guidance amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. We applied this guidance prospectively and, accordingly, balance sheets prior to Fiscal 2016 have not been reclassified.

Debt Issuance Costs. During the fourth quarter of Fiscal 2016, the Company adopted new accounting guidance regarding the classification of debt issuance costs. This new guidance amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of a deferred charge. As required by the new guidance, prior period amounts have been reclassified. See Note 2 under “Deferred Debt Issuance Costs” for a description of the impact on the Consolidated Balance Sheets.
Accounting Standards Not Yet Adopted

Cash Flow Classification. In August 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU should generally be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance.

Employee Share-Based Payments. In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Among other things, excess tax benefits and tax deficiencies associated with share-based awards will be recognized as income tax benefit or expense in the income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. In addition, assumed proceeds under the treasury stock method used for computing diluted shares outstanding will not include windfall tax benefits which could result in more incremental shares outstanding in the diluted shares calculation. The Company expects to adopt the new accounting guidance during the first quarter of Fiscal 2017. The amendments most likely to impact the Company, principally those requiring recognition of excess tax benefits and tax deficiencies in the income statement and the impact on the treasury stock method in computing diluted shares outstanding, will be applied prospectively. Based upon the number of share-based awards currently outstanding, we do not believe that the adoption of the new guidance will have a material impact on diluted shares outstanding. The impact of the adoption of the new guidance on our net income will depend upon the timing of the exercise or vesting of share-based awards as well as the amount of any associated excess tax benefits or deficiencies.

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

Note 4 — Acquisitions
Acquisition of Totalgaz

On May 29, 2015 (the “Acquisition Date”), UGI, through its wholly owned indirect subsidiary, France SAS, acquired all of the outstanding shares of Totalgaz SAS, a retail distributor of LPG in France, for €451.8 ($496.6) in cash, including €30.0 ($33.0) for estimated Acquisition Date working capital. In November 2015, France SAS received €1.1 ($1.2) of cash as a result of the completion of the final working capital amount. The Totalgaz Acquisition was consummated pursuant to the terms of a Share Purchase Agreement dated November 11, 2014, between Total Marketing Services, a subsidiary of global energy company, Total, and France SAS. The Totalgaz Acquisition nearly doubles our retail LPG distribution business in France and is consistent with our growth strategies, one of which is to grow our core business through acquisitions. The Totalgaz Acquisition was funded from existing cash balances and a portion of loan proceeds from France SAS’s May 29, 2015, issuance of a €600 term loan under its 2015 Senior Facilities Agreement (see Note 5).

The Company accounted for the Totalgaz Acquisition using the acquisition method. The components of the final Totalgaz purchase price allocation are as follows:

Assets acquired:
Cash	$86.8
Accounts receivable (a)	170.3
Prepaid expenses and other current assets	11.0
Property, plant and equipment	375.6
Intangible assets (b)	91.3
Other assets	21.4
Total assets acquired	$756.4

Liabilities assumed:
Accounts payable	109.2
Other current liabilities	103.5
Deferred income taxes	117.5
Other noncurrent liabilities	113.4
Total liabilities assumed	$443.6
Goodwill	183.8
Net consideration transferred (including working capital adjustments)	$496.6

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

(a)	Approximates the gross contractual amounts of receivables acquired.

(b)	Comprises $79.3 of customer relationships and $12.0 of tradenames ($8.3 of which is subject to amortization), having average amortization periods of 15 years.

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

•
Tradenames were valued using the relief from royalty method, which estimates our theoretical royalty savings from ownership of the tradenames. Key assumptions used in this method include discount rates, royalty rates, growth rates and sales projections. These assumptions are most sensitive and susceptible to change as they require significant management judgment; and

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
The Company recognized $16.1 of direct transaction-related costs associated with the Totalgaz Acquisition during Fiscal 2015, which are reflected primarily in operating and administrative expenses on the Consolidated Statements of Income. The acquisition of Totalgaz did not have a material impact on the Company’s revenues or net income attributable to UGI for the year ended September 30, 2015.

The following table presents unaudited pro forma revenues, net income attributable to UGI Corporation and earnings per share data for Fiscal 2015 and Fiscal 2014 as if the Totalgaz Acquisition had occurred on October 1, 2013. The unaudited pro forma consolidated information reflects the historical results of Totalgaz SAS and its subsidiaries after giving effect to adjustments directly attributable to the transaction, including depreciation, amortization, interest expense, intercompany eliminations and related income tax effects. The unaudited pro forma net income also reflects the effects of the issuance of the €600 term loan under France SAS’s 2015 Senior Facilities Agreement and the associated repayment of the term loan outstanding under Antargaz’ 2011 Senior Facilities Agreement as if such transactions had occurred on October 1, 2013. Amounts in the table below exclude costs associated with extinguishment of debt under Antargaz’ 2011 Senior Facilities Agreement (see Note 5):

	2015		2014
	As Reported	Pro Forma Adjusted	As Reported	Pro Forma Adjusted
Revenues	$6,691.1	$7,065.8	$8,277.3	$8,999.6
Net income attributable to UGI Corporation	$281.0	$341.2	$337.2	$385.5
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.62	$1.97	$1.95	$2.23
Diluted	$1.60	$1.94	$1.92	$2.20
The unaudited pro forma consolidated information is not necessarily indicative of the results that would have occurred had the Totalgaz Acquisition occurred on the date indicated nor are they necessarily indicative of future operating results.
In connection with the Totalgaz Acquisition, the Company agreed with the French Competition Authority (the “FCA”) to divest certain assets and investments of Totalgaz SAS and certain assets of Antargaz located in France no later than August 15, 2016. The time period has been extended for a few additional months for the purpose of finalizing certain proposed sales; to the extent

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

that certain properties are not sold, an alternative remedy will apply. Following the closing of the Totalgaz Acquisition, two competitors in the French LPG distribution market challenged the decision of the FCA. The competitors’ request for interim measures suspending the effectiveness of the agreed remedies was denied by the supreme administrative court (Conseil d’Etat). In July 2016, the Conseil d’Etat confirmed the decision of the FCA in part, but directed the FCA to conduct further analysis as to certain assets and to consider further remedies with respect to the assets that were previously identified for divestiture. The Company is in the process of preparing an appropriate filing addressing these issues for submission to the FCA. Although we cannot predict the final results of this matter, we believe that the final outcome of the proceedings will not have a material effect on our financial position, results of operations or cash flows.
Other Acquisitions
During Fiscal 2016, Flaga and AvantiGas acquired several LPG distribution businesses in Austria, Norway and the United Kingdom for $24.1 in cash and AmeriGas OLP acquired several retail propane distribution businesses for $37.6 in cash.
During Fiscal 2015, Flaga acquired an LPG distribution business in Hungary for $17.6 in cash and AmeriGas OLP acquired several retail propane distribution businesses for $20.8 in cash.
During Fiscal 2014, Energy Services acquired a retail natural gas marketing business located principally in western Pennsylvania from EQT Energy, LLC, an affiliate of EQT Corporation, for $20.0 in cash and AmeriGas OLP acquired several retail propane distribution businesses for $15.7 in cash.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 5 — Debt

Long-term debt comprises the following at September 30:

	2016	2015
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.875% due August 2026	$675.0	$—
5.625% due May 2024	675.0	—
7.00%, due May 2022	980.8	980.8
6.75%, due May 2020	—	550.0
6.50%, due May 2021	—	270.0
6.25%, due August 2019	—	450.0
HOLP Senior Secured Notes, including unamortized premium of $0.7 and $2.5, respectively	15.2	21.0
Other	14.2	11.7
Unamortized debt issuance costs (a)	(26.6)	(21.6)
Total AmeriGas Propane	2,333.6	2,261.9
UGI International:
France SAS Senior Facilities term loan, due through April 2020	674.4	670.7
Flaga variable rate term loan, due October 2020	51.4	—
Flaga variable rate term loan, due September 2018	59.1	59.1
Flaga variable rate term loan, due through August 2016	—	29.8
Flaga variable rate term loan, due October 2016	—	21.4
Other	1.4	1.8
Unamortized debt issuance costs (a)	(6.7)	(8.6)
Total UGI International	779.6	774.2
UGI Utilities:
Senior Notes:
4.12%, due September 2046	200.0	—
5.75%, due September 2016	—	175.0
4.98%, due March 2044	175.0	175.0
2.95%, due June 2026	100.0	—
6.21%, due September 2036	100.0	100.0
Medium-Term Notes:
7.37%, due October 2015	—	22.0
5.64%, due December 2015	—	50.0
6.17%, due June 2017	20.0	20.0
7.25%, due November 2017	20.0	20.0
5.67%, due January 2018	20.0	20.0
6.50%, due August 2033	20.0	20.0
6.13%, due October 2034	20.0	20.0
Unamortized debt issuance costs (a)	(3.5)	(2.2)
Total UGI Utilities	671.5	619.8
Other	10.8	11.5
Total long-term debt	3,795.5	3,667.4
Less: current maturities	(29.5)	(257.9)
Total long-term debt due after one year	$3,766.0	$3,409.5

(a)	Prior-year amounts reflect the retrospective impact from the adoption of new accounting guidance regarding the classification of debt issuance costs (see Note 2 and Note 3).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Scheduled principal repayments of long-term debt due in fiscal years 2017 to 2021 follows:

	2017	2018	2019	2020	2021
AmeriGas Propane	$8.5	$6.8	$6.4	$5.7	$1.6
UGI Utilities	20.0	40.0	—	—	—
UGI International	0.3	127.3	67.6	539.6	51.5
Other	0.7	0.8	0.8	0.9	0.9
Total	$29.5	$174.9	$74.8	$546.2	$54.0
Short-term borrowings comprise the following at September 30:

	2016	2015
Credit Agreements:
AmeriGas Propane	$153.2	$68.1
UGI International	0.5	0.6
UGI Utilities	112.5	71.7
Midstream & Marketing	—	30.0
Energy Services Receivables Facility	25.5	19.5
Total short-term borrowings	$291.7	$189.9

AmeriGas Propane
The AmeriGas Propane Credit Agreement provides for borrowings up to $525 (including a $125 sublimit for letters of credit) and permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, or one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas Propane Credit Agreement, plus a margin. Under the AmeriGas Propane Credit Agreement, the applicable margin on base rate borrowings ranges from 0.50% to 1.50%; the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.50%; and the facility fee ranges from 0.30% to 0.45%. The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the AmeriGas Propane Credit Agreement). The AmeriGas Propane Credit Agreement expires in June 2019. The weighted-average interest rates on AmeriGas OLP borrowings under the AmeriGas Propane Credit Agreement at September 30, 2016 and 2015, were 2.79% and 2.20%, respectively. At September 30, 2016 and 2015, issued and outstanding letters of credit, which reduce available borrowings under this credit agreement, totaled $67.2 and $64.7, respectively.

In June 2016, AmeriGas Partners issued in an underwritten offering $675 principal amount of 5.625% Senior Notes due May 2024 and $675 principal amount of 5.875% Senior Notes due August 2026 (collectively, the “AmeriGas 2016 Senior Notes”). The AmeriGas 2016 Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the AmeriGas 2016 Senior Notes were used (1) for the early repayment, pursuant to tender offers and notices of redemption, of all of AmeriGas Partners’ 6.50% Senior Notes, 6.75% Senior Notes and 6.25% Senior Notes, having an aggregate principal balance of $1,270.0 plus accrued and unpaid interest and early redemption premiums and (2) for general corporate purposes. During Fiscal 2016, the Partnership recognized a loss of $48.9 associated with the early repayment of these senior notes, primarily comprising $38.9 of early redemption premiums and the write-off of $9.3 of unamortized debt issuance costs. The loss is reflected in “Loss on extinguishments of debt” on the Consolidated Statements of Income.
The effective interest rate on the HOLP Notes is 6.75%. The HOLP Senior Secured Notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.
Restrictive Covenants. The AmeriGas Propane Credit Agreement restricts the incurrence of additional indebtedness and also restricts certain liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. The AmeriGas Propane Credit Agreement requires that AmeriGas OLP and AmeriGas Partners maintain ratios of total indebtedness to EBITDA, as defined, below certain thresholds. In addition, the Partnership must maintain a minimum ratio of EBITDA to interest expense, as defined and as calculated on a rolling four-quarter basis. Generally, as long as no default exists or would result therefrom, AmeriGas OLP is permitted to make cash distributions

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
The AmeriGas Partners Senior Notes restrict the ability of the Partnership and AmeriGas OLP to, among other things, incur additional indebtedness, make investments, incur liens, issue preferred interests, prepay subordinated indebtedness, and effect mergers, consolidations and sales of assets. Under the AmeriGas Partners Senior Notes Indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. At September 30, 2016, these restrictions did not limit the amount of Available Cash. See Note 14 for the definition of Available Cash included in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”).
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
UGI International
UGI France
On April 30, 2015, France SAS entered into a new five-year Senior Facilities Agreement with a consortium of banks consisting of a €600 variable-rate term loan and a €60 revolving credit facility (“2015 Senior Facilities Agreement”) in anticipation of its then-pending acquisition of Totalgaz, which was consummated on May 29, 2015 (see Note 4). The 2015 Senior Facilities Agreement revolving credit facility can be used by each of France SAS’s wholly owned subsidiaries, Antargaz and Finagaz, for up to €30 each. Borrowings under the revolving credit facility bear interest at market rates (one-, two-, three-, or six-month euribor) plus a margin. The margin on credit facility borrowings ranges from 1.45% to 2.55% based upon France SAS’s ratio of consolidated total net debt to EBITDA, as defined in the 2015 Senior Facilities Agreement. The 2015 Senior Facilities Agreement expires in April 2020.
On May 29, 2015, France SAS borrowed €600 ($659.6) under the 2015 Senior Facilities Agreement. The term loan proceeds were used (1) to fund a portion of the Totalgaz Acquisition, including related fees and expenses; (2) to make a capital contribution from France SAS to its wholly owned subsidiary, AGZ Holding, to prepay €342 principal amount, plus accrued interest, outstanding under Antargaz’ 2011 Senior Facilities Agreement due March 2016 (the “2011 Senior Facilities Agreement”); (3) to settle Antargaz’ existing pay-fixed, receive-variable interest rate swaps associated with the 2011 Senior Facilities Agreement; and (4) for general corporate purposes. Principal amounts outstanding under the 2015 Senior Facilities Agreement term loan are due as follows: €60 due April 30, 2018; €60 due April 30, 2019; and €480 due April 30, 2020. As a result of prepaying the term loan outstanding under the 2011 Senior Facilities Agreement and concurrently settling the associated pay-fixed, receive-variable interest rate swaps, we recorded a pre-tax loss of $10.3 comprising a $9.0 loss on interest rate swaps and the write-off of $1.3 of debt issuance costs. These amounts are included in interest expense on the Fiscal 2015 Consolidated Statement of Income.
Borrowings under the 2015 Senior Facilities Agreement €600 term loan bear interest at rates per annum comprising the aggregate of the applicable margin and the associated euribor rate, which euribor rate has a floor of zero. The margin on term loan borrowings (which ranges from 1.60% to 2.70%) are dependent upon the ratio of France SAS’ consolidated total net debt to EBITDA, each as defined in the 2015 Senior Facilities Agreement. At September 30, 2016, such margin was 1.90%. France SAS has entered into pay-fixed, receive-variable interest rate swaps through April 30, 2019, to fix the underlying euribor rate on term loan borrowings at 0.18%. At September 30, 2016 and 2015, the effective interest rate on the 2015 Senior Facilities Agreement term loan was approximately 2.10% and 2.70%, respectively.
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
In October 2015, borrowings under the Flaga Credit Facility Agreement’s €45.8 term loan were used to refinance a €19.1 ($21.4) term loan and a €26.7 ($29.8) term loan. The €45.8 ($51.4) term loan bears interest at three-month euribor rates, plus a margin and other fees. The margins and other fees on such borrowings range from 1.20% to 2.60% and are based upon certain consolidated equity, return on assets and debt to EBITDA ratios as defined, as well as fees defined by the local jurisdiction. The effective interest rate on this term loan at September 30, 2016, was 2.11%. At September 30, 2015, the effective interest rates on the €19.1 and €26.7 term loans were 3.40% and 4.21%, respectively. Flaga has entered into pay-fixed, receive-variable interest rate swaps that generally fix the underlying market rate at 0.23%, effective October 2016. Because the cash flows associated with the refinancing of the then-existing term loans were with the same bank, such cash flows have been reflected “net” on the Consolidated Statement of Cash Flows.
In September 2015, Flaga terminated its then-existing $52 U.S. dollar-denominated variable-rate term loan due September 2016 and concurrently entered into a $59.1 U.S. dollar-denominated variable-rate term loan with the same bank. The $59.1 term loan matures in September 2018. Because the cash flows from the termination of the $52 term loan and the concurrent issuance of the $59.1 term loan were with the same bank, such cash flows have been reflected “net” in the financing activities section of the Fiscal 2015 Consolidated Statement of Cash Flows. The $59.1 term loan bears interest at a one-month LIBOR rate plus a margin of 1.125%. Flaga has effectively fixed the LIBOR component of the interest rate, and has effectively fixed the U.S. dollar value of the interest and principal payments payable under the $59.1 term loan, by entering into a cross-currency swap arrangement with a bank. At September 30, 2016 and 2015, the effective interest rate on the $59.1 term loan was 0.87%.
Restrictive Covenants and Guarantees. The 2015 Senior Facilities Agreement restricts the ability of France SAS to, among other things, incur additional indebtedness, make investments, incur liens, and effect mergers, consolidations and sales of assets, and requires France SAS and its consolidated subsidiaries to maintain a ratio of total net debt to EBITDA, each as defined in the 2015 Senior Facilities Agreement, that shall not exceed 3.50 to 1.00 as determined semiannually. France SAS will generally be permitted to make restricted payments, such as dividends, if no event of default exists or would exist upon payment of such dividend.
Borrowings under the Flaga Credit Facility Agreement are guaranteed by UGI. The Flaga term loans and associated interest rate and cross-currency swap agreements are guaranteed by UGI. In addition, under certain conditions regarding changes in certain financial ratios of UGI, the lending banks may accelerate repayment of the debt.
UGI Utilities
The UGI Utilities Credit Agreement provides for borrowings up to $300 and includes a $100 sublimit for letters of credit. Under the UGI Utilities Credit Agreement, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. The UGI Utilities Credit Agreement is scheduled to expire in March 2020. The weighted-average interest rates on UGI Utilities borrowings under the UGI Utilities Credit Agreement at September 30, 2016 and 2015, were 1.42% and 1.07%, respectively. At September 30, 2016 and 2015, issued and outstanding letters of credit, which reduce available borrowings under this credit agreement, totaled $2.0 and $2.0, respectively.

In April 2016, UGI Utilities entered into a Note Purchase Agreement (the “2016 Note Purchase Agreement”) with a consortium of lenders. Pursuant to the 2016 Note Purchase Agreement, UGI Utilities issued $100 aggregate principal amount of 2.95% Senior Notes due June 2026 and $200 aggregate principal amount of 4.12% Senior Notes due September 2046 in June 2016 and September 2016, respectively. In October 2016, UGI Utilities issued $100 aggregate principal amount of 4.12% Senior Notes due October 2046. The net proceeds of the issuance of these senior notes were used (1) to repay UGI Utilities’ maturing 5.75% Senior Notes, 7.37% Medium-term Notes and 5.64% Medium-term Notes; (2) to provide additional financing for UGI Utilities’ infrastructure replacement and betterment capital program and the information technology initiatives; and (3) for general corporate purposes. The UGI Utilities Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt.
Restrictive Covenants. The UGI Utilities Credit Agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00. Certain of UGI Utilities’ Senior Notes include the usual and customary covenants for similar types of notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. These Senior Notes also contain restrictive and financial covenants including a requirement that UGI Utilities not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Energy Services
In February 2016, Energy Services, LLC entered into a Second Amended and Restated Credit Agreement (the "Energy Services Credit Agreement"), as borrower, with a group of lenders providing for borrowings up to $240, including a $50 sublimit for letters of credit. The Energy Services Credit Agreement can be used for general corporate purposes of Energy Services, LLC and its subsidiaries. Energy Services, LLC may not pay a dividend unless, after giving effect to such dividend payment, the ratio of Consolidated Total Indebtedness to EBITDA, each as defined in the Energy Services Credit Agreement, does not exceed 3.00 to 1.00. Borrowings under the Energy Services Credit Agreement bear interest at either (i) the Alternate Base Rate plus a margin or (ii) a rate derived from LIBOR (“Adjusted LIBOR”) plus a margin. The Alternate Base Rate (as defined in the Energy Services Credit Agreement) is the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) Adjusted LIBOR plus 1.00%. The margin on such borrowings is currently 2.25%. There were no borrowings outstanding under the Energy Services Credit Agreement at September 30, 2016. The weighted-average interest rate on borrowings outstanding under Energy Services, LLC’s prior credit agreement at September 30, 2015 was 2.75%. The Energy Services Credit Agreement is guaranteed by certain subsidiaries of Energy Services, LLC.
Restrictive Covenants. The Energy Services Credit Agreement requires that Energy Services, LLC and subsidiaries not exceed a ratio of total indebtedness to EBITDA, as defined, of 3.50 to 1.00, and maintain a minimum ratio of EBITDA to interest expense, as defined, of 3.50 to 1.00.
Accounts Receivable Securitization Facility. Energy Services, LLC has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2017. The Receivables Facility, as amended, provides Energy Services, LLC with the ability to borrow up to $150 of eligible receivables during the period November to April, and up to $75 of eligible receivables during the period May to October. Energy Services, LLC uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
Under the Receivables Facility, Energy Services, LLC transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold and, subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a major bank. Amounts sold to the bank are reflected as short-term borrowings on the Consolidated Balance Sheets. ESFC was created and has been structured to isolate its assets from creditors of Energy Services, LLC and its affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable. Losses on sales of receivables to the bank during Fiscal 2016, Fiscal 2015 and Fiscal 2014, which amounts are included in interest expense on the Consolidated Statements of Income, were not material.
Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank during Fiscal 2016, Fiscal 2015 and Fiscal 2014, as well as the balance of ESFC trade receivables at September 30, 2016, 2015 and 2014 follows:

	2016	2015	2014
Trade receivables transferred to ESFC during the year	$756.4	$1,037.8	$1,260.6
ESFC trade receivables sold to the bank during the year	204.0	306.5	354.0
ESFC trade receivables - end of year (a)	35.7	44.1	46.4

(a)	The amounts of ESFC trade receivables sold to the bank are reflected as short-term borrowings on the Consolidated Balance Sheets.
Restricted Net Assets
At September 30, 2016, the amount of net assets of UGI’s consolidated subsidiaries that was restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $1,600.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 6 — Income Taxes
Income before income taxes comprises the following:

	2016	2015	2014
Domestic	$518.9	$552.3	$699.2
Foreign	191.1	39.5	68.6
Total income before income taxes	$710.0	$591.8	$767.8

The provisions for income taxes consist of the following:

	2016	2015	2014
Current expense (benefit):
Federal	$44.2	$97.1	$102.4
State	20.9	32.2	30.7
Foreign	78.7	36.0	37.0
Investment tax credit	—	(1.2)	(1.6)
Total current expense	143.8	164.1	168.5
Deferred expense (benefit):
Federal	81.2	28.1	61.9
State	1.3	2.9	7.8
Foreign	(4.8)	(17.0)	(2.7)
Investment tax credit amortization	(0.3)	(0.3)	(0.3)
Total deferred expense	77.4	13.7	66.7
Total income tax expense	$221.2	$177.8	$235.2

Federal income taxes for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are net of foreign tax credits of $25.6, $63.0 and $12.1, respectively.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Difference in tax rate due to:
Noncontrolling interests not subject to tax	(6.2)	(7.9)	(9.0)
State income taxes, net of federal benefit	3.0	3.3	3.4
Valuation allowance adjustments	(0.9)	0.8	—
Effects of foreign operations	0.6	0.2	1.0
Other, net	(0.3)	(1.4)	0.2
Effective tax rate	31.2%	30.0%	30.6%
In December 2013, the French Parliament approved the Finance Bill for 2014 and amended the Finance Bill for 2013 (collectively, the “Finance Bills”). Among other things, the Finance Bills limit UGI France’s ability to deduct certain interest expense for income tax purposes and temporarily increase the corporate surtax rate for a period of two years. Based upon our review of the Finance Bills and interpretive guidance, provisions of the Finance Bills associated with the deductibility of certain interest expense at UGI France apply retroactively to such interest expense incurred during Fiscal 2013. In December 2013, the Company recorded

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

additional income taxes of $5.7 to reflect the effects of the retroactive provisions of the Finance Bills, which are included in effects of foreign operations in the effective tax rate table above.
Earnings of the Company’s foreign subsidiaries are generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provisions reflect the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings are considered to be indefinitely reinvested. At September 30, 2016, unremitted earnings of foreign subsidiaries of approximately $81.7 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. Because of the availability of U.S. foreign tax credits, it is likely no U.S. tax would be due if such earnings were repatriated.
Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $1.3, $1.5 and $2.0, respectively.
Deferred tax liabilities (assets) comprise the following at September 30:

	2016	2015
Excess book basis over tax basis of property, plant and equipment	$873.9	$798.4
Investment in AmeriGas Partners	323.2	321.4
Intangible assets and goodwill	87.1	87.1
Utility regulatory assets	148.3	117.4
Other	11.9	8.9
Gross deferred tax liabilities	1,444.4	1,333.2

Pension plan liabilities	(79.7)	(59.1)
Employee-related benefits	(63.1)	(57.6)
Operating loss carryforwards	(31.5)	(32.5)
Foreign tax credit carryforwards	(105.1)	(113.8)
Utility regulatory liabilities	(13.9)	(24.0)
Derivative instruments	(14.7)	(11.4)
Utility environmental liabilities	(22.8)	(6.0)
Other	(28.3)	(17.4)
Gross deferred tax assets	(359.1)	(321.8)
Deferred tax assets valuation allowance	114.3	131.3
Net deferred tax liabilities	$1,199.6	$1,142.7
At September 30, 2016, foreign net operating loss carryforwards principally relating to Flaga, UGI International Holdings BV and certain operations of UGI France totaled $52.4, $2.5 and $21.4, respectively, with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries which approximate $179.4 and expire through 2036. We also have operating loss carryforwards of $22.4 for certain operations of AmeriGas Propane that expire through 2036. At September 30, 2016, deferred tax assets relating to operating loss carryforwards include $9.7 for Flaga, $7.6 for UGI France, $0.6 for UGI International Holdings BV, $8.6 for AmeriGas Propane and $5.0 for certain other subsidiaries.
In 2016, the Company reversed valuation allowances associated with certain state tax net operating loss carryforwards of approximately $5.5 as a result of certain tax planning strategies that were related to legal entity classification. A valuation allowance of $0.2 remains for deferred tax assets related to other state net operating loss carryforwards and other state deferred tax assets of certain subsidiaries because, on a state reportable basis, it is more likely than not that these assets will expire unused. A valuation allowance of $9.0 also exists for deferred tax assets related to certain operations of UGI France, Flaga and UGI International Holdings BV. Operating activities and tax deductions related to the exercise of non-qualified stock options contributed to the state net operating losses disclosed above. We first recognize the utilization of state net operating losses from operations (which exclude the impact of tax deductions for exercises of non-qualified stock options) to reduce income tax expense. Then, to the extent state net operating loss carryforwards, if realized, relate to non-qualified stock option deductions, the resulting benefits are credited to

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

UGI Corporation stockholders’ equity. The table of deferred tax assets and liabilities do not include $7.7 for Fiscal 2016 and $6.5 for Fiscal 2015 of deferred tax assets and associated valuation allowance for unrealized state tax benefits for equity compensation deductions.
We have foreign tax credit carryforwards of approximately $105.1 expiring through 2026 resulting from the actual and planned repatriation of UGI France’s accumulated earnings since acquisition which are includable in U.S. taxable income. Because we expect that these credits will expire unused, a valuation allowance has been provided for the entire foreign tax credit carryforward amount. The valuation allowance for all deferred tax assets decreased by $17.0 in Fiscal 2016 due to decreases in unusable foreign tax credits of $8.8, foreign operating loss carryforwards of $2.0 and unusable state operating loss tax benefits of $6.2.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain other European countries. Our U.S. federal income tax returns are settled through the 2012 tax year, our French tax returns are settled through the 2012 tax year, our Austrian tax returns are settled through 2013 and our other European tax returns are effectively settled for various years from 2007 to 2014. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
As of September 30, 2016, we have unrecognized income tax benefits totaling $7.2 including related accrued interest of $0.3. If these unrecognized tax benefits were subsequently recognized, $5.8 would be recorded as a benefit to income taxes on the Consolidated Statement of Income and, therefore, would impact the reported effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. There is no material change expected in unrecognized tax benefits and related interest in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2016	2015	2014
Unrecognized tax benefits - beginning of year	$3.2	$2.4	$3.4
Additions for tax positions of the current year	2.2	0.9	0.7
Additions for tax positions taken in prior years	2.3	0.5	—
Settlements with tax authorities/statute lapses	(0.5)	(0.6)	(1.7)
Unrecognized tax benefits - end of year	$7.2	$3.2	$2.4

Note 7 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans
In the U.S., we sponsor a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“U.S. Pension Plan”). U.S. Pension Plan benefits are based on years of service, age and employee compensation.
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to nearly all U.S. active and retired employees. In addition, UGI France employees are covered by certain defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the UGI France plans, such amounts are not material.
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the U.S. Pension Plan and the UGI France pension plans, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets, and the funded status of pension and other postretirement plans as of September 30, 2016 and 2015. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligations — beginning of year	$614.7	$573.6	$25.4	$21.3
Service cost	10.1	10.0	0.7	0.7
Interest cost	26.8	25.5	0.9	0.8
Actuarial loss (gain)	83.3	14.4	6.6	(2.7)
Plan amendments	—	(0.6)	(1.5)	—
Curtailment	(1.4)	(0.8)	(0.3)	—
Totalgaz acquisition	—	21.3	—	6.8
Foreign currency	0.1	(4.4)	—	(0.7)
Benefits paid	(25.9)	(24.3)	(0.9)	(0.8)
Benefit obligations — end of year	$707.7	$614.7	$30.9	$25.4

Change in plan assets:
Fair value of plan assets — beginning of year	$453.8	$459.4	$12.5	$12.8
Actual gain (loss) on plan assets	53.4	1.1	1.3	(0.1)
Foreign currency	0.1	(0.4)	—	—
Employer contributions	11.4	11.9	0.6	0.6
Totalgaz acquisition	—	6.1	—	—
Benefits paid	(25.0)	(24.3)	(0.7)	(0.8)
Fair value of plan assets — end of year	$493.7	$453.8	$13.7	$12.5
Funded status of the plans — end of year	$(214.0)	$(160.9)	$(17.2)	$(12.9)

Assets (liabilities) recorded in the balance sheet:
Assets in excess of liabilities — included in other noncurrent assets	$—	$—	$4.1	$4.0
Unfunded liabilities — included in other noncurrent liabilities	(214.0)	(160.9)	(21.3)	(16.9)
Net amount recognized	$(214.0)	$(160.9)	$(17.2)	$(12.9)

Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service credit	$(0.6)	$(0.6)	$(1.5)	$(0.1)
Net actuarial loss	31.4	22.5	3.8	0.7
Total	$30.8	$21.9	$2.3	$0.6

Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (credit)	$1.2	$1.6	$(2.2)	$(2.9)
Net actuarial loss	181.0	138.4	2.4	2.3
Total	$182.2	$140.0	$0.2	$(0.6)

In Fiscal 2017, we estimate that we will amortize approximately $17.0 of net actuarial losses, primarily associated with the U.S. Pension Plan, and $0.5 of net prior service credits from UGI stockholders’ equity and regulatory assets into retiree benefit cost.
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

	Pension Plan			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Weighted-average assumptions:
Discount rate - benefit obligations	3.80%	4.60%	4.60%	3.80%	4.70%	4.60%
Discount rate - benefit cost	4.60%	4.60%	5.20%	4.70%	4.60%	5.10% - 5.40%
Expected return on plan assets	7.55%	7.75%	7.75%	5.00%	5.00%	5.00%
Rate of increase in salary levels	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The ABOs for the U.S. Pension Plan were $601.3 and $523.7 as of September 30, 2016 and 2015, respectively.
Net periodic pension expense and other postretirement benefit cost includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$10.1	$10.0	$9.4	$0.7	$0.7	$0.5
Interest cost	26.8	25.5	26.1	0.9	0.8	0.9
Expected return on assets	(32.4)	(32.2)	(29.7)	(0.6)	(0.6)	(0.6)
Curtailment gain	(1.2)	(0.8)	—	—	—	—
Amortization of:
Prior service cost (benefit)	0.3	0.3	0.3	(0.6)	(0.5)	(0.5)
Actuarial loss	10.9	10.0	7.7	—	0.1	—
Net benefit cost	14.5	12.8	13.8	0.4	0.5	0.3
Change in associated regulatory liabilities	—	—	—	1.0	3.7	3.7
Net benefit cost after change in regulatory liabilities	$14.5	$12.8	$13.8	$1.4	$4.2	$4.0

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, smallcap common stocks and UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we made cash contributions to the U.S. Pension Plan of $9.9, $11.1 and $19.2 respectively. The minimum required contributions in Fiscal 2017 are not expected to be material.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and amounts included in UGI Gas’ and Electric Utility’s rates is deferred for future recovery from, or refund to, ratepayers. Any required contributions to the VEBA during Fiscal 2017 are not expected to be material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Expected payments for pension and other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2017	$28.7	$1.1
Fiscal 2018	$28.7	$1.1
Fiscal 2019	$30.0	$1.1
Fiscal 2020	$36.3	$1.1
Fiscal 2021	$39.5	$1.1
Fiscal 2022 - 2026	$189.1	$5.5

The assumed domestic health care cost trend rates at September 30 are as follows:

	2016	2015
Health care cost trend rate assumed for next year	7.25%	7.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2026	2026

A one percentage point change in the assumed health care cost trend rate would not have a material impact on the Fiscal 2016 other postretirement benefit cost or September 30, 2016, other postretirement benefit ABO.
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans (“Supplemental Defined Benefit Plans”). At September 30, 2016 and 2015, the PBOs of these plans, including obligations for amounts held in grantor trusts, were $47.4 and $40.1, respectively. We recorded pre-tax costs for these plans of $2.6 in Fiscal 2016, $2.3 in Fiscal 2015 and $2.6 in Fiscal 2014. These costs are not included in the tables above. Amounts recorded in UGI’s stockholders’ equity for these plans include pre-tax losses of $13.0 and $10.1 at September 30, 2016 and 2015, respectively, principally representing unrecognized actuarial losses. We expect to amortize approximately $1.2 of such pre-tax actuarial losses into retiree benefit cost in Fiscal 2017. During Fiscal 2016 and 2014 the Company made payments with respect to the Supplemental Defined Benefit Plans totaling $0.4 and $0.3, respectively. There were no such payments made in Fiscal 2015. The total fair value of the grantor trust investment assets associated with the Supplemental Defined Benefit Plans, which are included in other assets on the Consolidated Balance Sheets, totaled $28.4 and $26.1 at September 30, 2016 and 2015, respectively.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The targets, target ranges and actual allocations for the U.S. Pension Plan and VEBA trust assets at September 30 are as follows:
U.S. Pension Plan

	Actual		Target Asset Allocation	Permitted Range
	2016	2015
Equity investments:
Domestic	54.1%	56.2%	52.5%	40.0% - 65.0%
International	10.2%	10.2%	12.5%	7.5% - 17.5%
Total	64.3%	66.4%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	35.7%	33.6%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

VEBA

	Actual		Target Asset Allocation	Permitted Range
	2016	2015
Domestic equity investments	69.9%	67.4%	65.0%	60.0% - 70.0%
Fixed income funds & cash equivalents	30.1%	32.6%	35.0%	30.0% - 40.0%
Total	100.0%	100.0%	100.0%

Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500, actively managed mid- and small-cap mutual funds, and a separately managed account comprising small-cap common stocks. Investments in international equity mutual funds seek to track performance of companies primarily in developed markets. The fixed income investments comprise investments designed to match the performance and duration of the Barclays U.S. Aggregate Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 8.0% and 10.1% of U.S. Pension Plan assets at September 30, 2016 and 2015, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The fair values of U.S. Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee. The fair values of the U.S. Pension Plan and VEBA trust assets by asset class and level within the fair value hierarchy, as described in Note 2, as of September 30, 2016 and 2015 are as follows:

	U.S. Pension Plan
	Level 1	Level 2	Level 3	Total
September 30, 2016:
Domestic equity investments:
S&P 500 Index equity mutual funds	$158.9	$—	$—	$158.9
Small and midcap equity mutual funds	43.2	—	—	43.2
Smallcap common stocks	11.4	—	—	11.4
UGI Corporation Common Stock	37.0	—	—	37.0
Total domestic equity investments	250.5	—	—	250.5
International index equity mutual funds	47.3	—	—	47.3
Fixed income investments:
Bond index mutual funds	147.8	—	—	147.8
Cash equivalents	—	17.8	—	17.8
Total fixed income investments	147.8	17.8	—	165.6
Total	$445.6	$17.8	$—	$463.4

September 30, 2015:
Domestic equity investments:
S&P 500 Index equity mutual funds	$147.3	$—	$—	$147.3
Small and midcap equity mutual funds	40.6	—	—	40.6
Smallcap common stocks	10.7	—	—	10.7
UGI Corporation Common Stock	43.4	—	—	43.4
Total domestic equity investments	242.0	—	—	242.0
International index equity mutual funds	43.9	—	—	43.9
Fixed income investments:
Bond index mutual funds	140.8	—	—	140.8
Cash equivalents	—	4.1	—	4.1
Total fixed income investments	140.8	4.1	—	144.9
Total	$426.7	$4.1	$—	$430.8

	VEBA
	Level 1	Level 2	Level 3	Total
September 30, 2016:
S&P 500 Index equity mutual fund	$9.6	$—	$—	$9.6
Bond index mutual fund	4.0	—	—	4.0
Cash equivalents	—	0.1	—	0.1
Total	$13.6	$0.1	$—	$13.7

September 30, 2015:
S&P 500 Index equity mutual fund	$8.4	$—	$—	$8.4
Bond index mutual fund	3.8	—	—	3.8
Cash equivalents	—	0.3	—	0.3
Total	$12.2	$0.3	$—	$12.5

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
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $14.3 in Fiscal 2016, $15.2 in Fiscal 2015 and $14.7 in Fiscal 2014. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the Internal Revenue Code. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2016, Fiscal 2015 or Fiscal 2014 were not material. At September 30, 2016 and 2015, the total fair values of the grantor trust investment assets, which amounts are included in other noncurrent assets on the Consolidated Balance Sheets, were $4.6 and $4.2, respectively.

Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with Gas Utility and Electric Utility are included in our accompanying Consolidated Balance Sheets at September 30:

	2016	2015
Regulatory assets:
Income taxes recoverable	$115.7	$115.9
Underfunded pension and postretirement plans	183.1	140.8
Environmental costs (a)	59.4	20.0
Removal costs, net	27.9	21.2
Other	9.0	6.3
Total regulatory assets	$395.1	$304.2
Regulatory liabilities (b):
Postretirement benefit overcollections	$17.5	$20.0
Deferred fuel and power refunds	22.3	36.6
State income tax benefits — distribution system repairs	15.1	13.3
Other	0.7	1.1
Total regulatory liabilities	$55.6	$71.0

(a)	Balance at September 30, 2016, includes amounts associated with UGI Gas’ Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (see Note 15).

(b)	Regulatory liabilities are recorded in other current and other noncurrent liabilities on the Consolidated Balance Sheets.

Other than removal costs, UGI Utilities does not recover a rate of return on the regulatory assets included in the table above.

Income taxes recoverable. This regulatory asset is the result of recording deferred tax liabilities pertaining to temporary tax differences principally as a result of the pass through to ratepayers of the tax benefit on accelerated tax depreciation for state income tax purposes, and the flow through of accelerated tax depreciation for federal income tax purposes for certain years prior to 1981. These deferred taxes have been reduced by deferred tax assets pertaining to utility deferred investment tax credits. UGI Utilities has recorded regulatory income tax assets related to these deferred tax liabilities representing future revenues recoverable

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

through the ratemaking process over the average remaining depreciable lives of the associated property ranging from 1 to approximately 65 years.
Underfunded pension and other postretirement plans. This regulatory asset represents the portion of net actuarial losses and prior service cost associated with pension and other postretirement benefits which are probable of being recovered through future rates based upon established regulatory practices. These regulatory assets are adjusted annually or more frequently under certain circumstances when the funded status of the plans is recorded in accordance with GAAP. These costs are amortized over the average remaining future service lives of plan participants.
Environmental costs. Environmental costs principally represent estimated probable future environmental remediation and investigation costs that UGI Gas, CPG and PNG expect to incur, primarily at Manufactured Gas Plant (“MGP”) sites in Pennsylvania, in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection. Pursuant to base rate orders, UGI Gas, PNG and CPG receive ratemaking recognition of estimated environmental investigation and remediation costs associated with their environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At September 30, 2016, the period over which UGI Gas, PNG and CPG expect to recover these costs will depend upon future remediation activity. For additional information on environmental costs, see Note 15.
Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. Consistent with prior ratemaking treatment, UGI Utilities expects to recover these costs over 5 years.
Postretirement benefit overcollections. This regulatory liability represents the difference between amounts recovered through rates by UGI Gas and Electric Utility and actual costs incurred in accordance with accounting for postretirement benefits. With respect to UGI Gas, these overcollections will be refunded to customers over a ten-year period beginning October 19, 2016, the date UGI Gas’ Joint Petition pursuant to its January 19, 2016 base rate filing became effective (see “UGI Gas Base Rate Filing” below). With respect to Electric Utility, the difference between the amounts recovered through rates and the actual costs incurred in accordance with accounting for postretirement benefits is being deferred for future rate refund to customers.
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
Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains (losses) on such contracts at September 30, 2016 and 2015 were $4.3 and $(3.3), respectively.
Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At September 30, 2016 and 2015, substantially all Electric Utility forward electricity purchase contracts were subject to the NPNS exception (see Note 17).
In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at September 30, 2016 and 2015, were not material.
State income tax benefits — distribution system repairs. This regulatory liability represents Pennsylvania state income tax benefits, net of federal benefit, resulting from the deduction for income tax purposes of repair and maintenance costs associated with Gas Utility or Electric Utility assets which are capitalized for regulatory and GAAP reporting. The tax benefits associated with these repair and maintenance deductions will be reflected as a reduction to income tax expense over the remaining tax lives of the related book assets.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Other. Other regulatory assets comprise a number of deferred items including, among others, a portion of preliminary stage information technology costs, energy efficiency conservation costs and rate case expenses. At September 30, 2016, UGI Utilities expects to recover these costs over periods of approximately 1 to 20 years.
Other Regulatory Matters

Preliminary Stage Information Technology Costs. During the second quarter of Fiscal 2016, we determined that certain preliminary project stage costs associated with an ongoing information technology project at UGI Utilities were probable of future recovery in rates in accordance with GAAP related to regulated entities. As a result, during the second quarter of Fiscal 2016, we capitalized $5.8 of such project costs ($5.4 of which had been expensed prior to Fiscal 2016) and recorded associated increases to utility property, plant and equipment ($2.7) and regulatory assets ($3.1). Subsequent to this determination, we continue to capitalize such preliminary stage project costs in accordance with GAAP related to regulated entities.

UGI Gas Base Rate Filing. On January 19, 2016, UGI Utilities filed a rate request with the PUC to increase UGI Gas’s annual base operating revenues for residential, commercial and industrial customers by $58.6. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2016, a Joint Petition for Approval of Settlement of all issues providing for a $27.0 UGI Gas annual base distribution rate increase, to be effective October 19, 2016, was filed with the PUC (“Joint Petition”). On October 14, 2016, the PUC approved the Joint Petition with a minor modification which had no effect on the $27.0 base distribution rate increase. The increase became effective on October 19, 2016.

Distribution System Improvement Charge. On April 14, 2012, legislation became effective enabling gas and electric utilities in Pennsylvania, under certain circumstances, to recover the cost of eligible capital investment in distribution system infrastructure improvement projects between base rate cases. The charge enabled by the legislation is known as a distribution system improvement charge (“DSIC”). The primary benefit to a company from a DSIC charge is the elimination of regulatory lag, or delayed rate recognition, that occurs under traditional ratemaking relating to qualifying capital expenditures. To be eligible for a DSIC, a utility must have filed a general rate filing within five years of its petition seeking permission to include a DSIC in its tariff, and not exceed certain earnings tests. Absent PUC permission, the DSIC is capped at five percent of the amount billed to customers. PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions, seeking approval to increase the maximum allowable DSIC from five percent to ten percent of billed distribution revenues. To date, no action has been taken by the PUC on either of these petitions. The Company cannot predict the timing or outcome of these petitions. On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism effective January 1, 2017. Revenue collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an administrative law judge. To commence recovery of revenue under the mechanism, UGI Gas must first place into service a threshold level of DSIC-eligible plant agreed upon in the settlement of its recent base rate case. Achievement of that threshold is not likely to occur prior to September 30, 2017.

Note 9 — Inventories
Inventories comprise the following at September 30:

	2016	2015
Non-utility LPG and natural gas	$129.8	$140.7
Gas Utility natural gas	29.2	37.5
Materials, supplies and other	51.3	61.7
Total inventories	$210.3	$239.9

At September 30, 2016, UGI Utilities was a party to three principal storage contract administrative agreements (“SCAAs”) having terms of three years. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of September 30, 2016, UGI Utilities has SCAAs with Energy Services and a non-affiliate. The carrying value of gas storage inventories released under the SCAAs with the non-affiliate at September 30, 2016 and 2015, comprising 3.5 billion cubic feet (“bcf”) and 4.0 bcf of natural gas, was $7.6 and $9.8, respectively.

Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2016	2015
Utilities:
Distribution	$2,634.2	$2,458.1
Transmission	93.5	90.0
General and other, including work in process	271.2	205.4
Total Utilities	2,998.9	2,753.5

Non-utility:
Land	169.9	174.9
Buildings and improvements	382.2	391.4
Transportation equipment	301.7	327.9
Equipment, primarily cylinders and tanks	3,421.5	3,268.1
Electric generation	309.4	305.7
Pipeline and related assets	235.8	233.5
Other, including work in process	525.9	374.1
Total non-utility	5,346.4	5,075.6
Total property, plant and equipment	$8,345.3	$7,829.1

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 11 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

				UGI International
	AmeriGas Propane	UGI Utilities	Energy Services (a)	UGI France	Flaga & Other	Total
Balance September 30, 2014	$1,945.1	$182.1	$12.6	$601.2	$92.4	$2,833.4
Acquisitions	10.9	—	—	186.2	2.9	200.0
Dispositions	—	—	(1.0)	—	—	(1.0)
Foreign currency translation	—	—	—	(66.0)	(13.0)	(79.0)
Balance September 30, 2015	1,956.0	182.1	11.6	721.4	82.3	2,953.4
Acquisitions	24.2	—	—	—	16.9	41.1
Dispositions	—	—	—	—	(1.6)	(1.6)
Purchase price adjustments	(1.9)	—	—	(2.4)	(0.2)	(4.5)
Foreign currency translation	—	—	—	4.2	(3.6)	0.6
Balance September 30, 2016	$1,978.3	$182.1	$11.6	$723.2	$93.8	$2,989.0

(a)	Prior year amounts were restated to reflect the current-year changes in the presentation of our Energy Services reportable segment (see Note 21).

Intangible assets comprise the following at September 30:

	2016	2015
Customer relationships, noncompete agreements and other	$773.5	$761.1
Trademarks and tradenames (not subject to amortization)	131.6	131.4
Gross carrying amount	905.1	892.5
Accumulated amortization	(324.8)	(282.4)
Intangible assets, net	$580.3	$610.1

Amortization expense of intangible assets was $54.3, $52.0 and $48.2 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2017 — $48.6; Fiscal 2018 — $47.1; Fiscal 2019 — $45.4; Fiscal 2020 — $44.1; Fiscal 2021 — $42.2.

Note 12 — Series Preferred Stock
UGI has 10,000,000 shares of UGI Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. We had no shares of UGI Series Preferred Stock outstanding at September 30, 2016 or 2015.
UGI Utilities has 2,000,000 shares of UGI Utilities Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. At September 30, 2016 and 2015, there were no shares of UGI Utilities Series Preferred Stock outstanding.

Note 13 — Common Stock and Equity-Based Compensation
Common Stock
On January 30, 2014, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of UGI Corporation Common Stock over a four-year period. Pursuant to such authorization, during Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company purchased and placed in treasury stock 1,250,000, 1,000,000 and 1,227,654 shares at a total cost of $47.6, $34.1 and $39.8, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

UGI Common Stock share activity for Fiscal 2014, Fiscal 2015 and Fiscal 2016 follows:

	Issued	Treasury	Outstanding
Balance, September 30, 2013	173,675,691	(2,032,404)	171,643,287
Issued:
Employee and director plans	94,950	2,928,140	3,023,090
Repurchases of common stock	—	(1,227,654)	(1,227,654)
Reacquired common stock - employee and director plans	—	(1,164,942)	(1,164,942)
Balance, September 30, 2014	173,770,641	(1,496,860)	172,273,781
Issued:
Employee and director plans	36,350	1,155,376	1,191,726
Repurchases of common stock	—	(1,000,000)	(1,000,000)
Reacquired common stock - employee and director plans	—	(77,004)	(77,004)
Balance, September 30, 2015	173,806,991	(1,418,488)	172,388,503
Issued:
Employee and director plans	87,150	2,355,202	2,442,352
Repurchases of common stock	—	(1,250,000)	(1,250,000)
Reacquired common stock - employee and director plans	—	(620,406)	(620,406)
Balance, September 30, 2016	173,894,141	(933,692)	172,960,449

Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options, UGI Common Stock-based equity instruments and AmeriGas Partners Common Unit-based equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $23.8 ($15.4 after-tax), $29.2 ($18.9 after-tax) and $25.8 ($16.6 after-tax) in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
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
UGI Stock Option Awards. Stock option transactions under equity-based compensation plans during Fiscal 2014, Fiscal 2015 and Fiscal 2016 follow:

	Shares	Weighted Average Option Price	Total Intrinsic Value	Weighted Average Contract Term (Years)
Shares under option — September 30, 2013	10,193,952	$19.28	$69.6	6.8
Granted	1,665,600	$27.93
Canceled	(86,707)	$22.76
Exercised	(2,815,555)	$17.44	$37.4
Shares under option — September 30, 2014	8,957,290	$21.44	$113.3	7.0
Granted	1,336,985	$37.70
Canceled	(85,365)	$30.45
Exercised	(953,533)	$19.10	$15.4
Shares under option — September 30, 2015	9,255,377	$23.97	$104.5	6.6
Granted	1,510,625	$34.67
Canceled	(84,213)	$34.13
Exercised	(2,193,338)	$20.38	$40.1
Shares under option — September 30, 2016	8,488,451	$26.68	$157.6	6.6
Options exercisable — September 30, 2014	5,073,347	$19.45
Options exercisable — September 30, 2015	6,050,946	$20.74
Options exercisable — September 30, 2016	5,522,370	$22.94	$123.2	5.6
Options not exercisable — September 30, 2016	2,966,081	$33.63	$34.4	8.2

Cash received from stock option exercises and associated tax benefits were $27.3 and $14.9, $16.2 and $5.8, and $22.2 and $13.0 in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. As of September 30, 2016, there was $5.3 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 1.9 years.
The following table presents additional information relating to stock options outstanding and exercisable at September 30, 2016:

	Range of exercise prices
	Under $20.00	$20.01 - $25.00	$25.01 - $30.00	$30.01 - $35.00	Over $35.00
Options outstanding at September 30, 2016:
Number of options	1,876,551	2,209,352	1,591,195	1,453,584	1,357,769
Weighted average remaining contractual life (in years)	4.1	5.6	7.1	9.1	8.4
Weighted average exercise price	$18.10	$21.58	$27.44	$33.65	$38.46
Options exercisable at September 30, 2016:
Number of options	1,876,551	2,073,902	1,033,454	117,050	421,413
Weighted average exercise price	$18.10	$21.56	$27.34	$32.90	$37.73

UGI Stock Option Fair Value Information. The per share weighted-average fair value of stock options granted under our option plans was $4.87 in Fiscal 2016, $5.47 in Fiscal 2015 and $4.97 in Fiscal 2014. These amounts were determined using a Black-Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The expected life of option awards represents the period of time during which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on historical volatility of the price of UGI’s Common Stock. Expected dividend yield is based on historical UGI dividend rates. The risk free interest rate is based on U.S. Treasury bonds with terms comparable to the options in effect on the date of grant.
The assumptions we used for valuing option grants during Fiscal 2016, Fiscal 2015 and Fiscal 2014 are as follows:

	2016	2015	2014
Expected life of option	5.75 years	5.75 years	5.75 years
Weighted average volatility	19.5%	19.5%	24.3%
Weighted average dividend yield	2.6%	2.5%	2.9%
Expected volatility	19.3%	19.1% -19.5%	23.7% - 24.4%
Expected dividend yield	2.6%	2.5%	2.7% - 2.9%
Risk free rate	1.2% - 1.9%	1.5% - 1.8%	1.8% - 2.0%

UGI Unit Awards. UGI Stock Unit and UGI Performance Unit awards entitle the grantee to shares of UGI Common Stock or cash once the service condition is met and, with respect to UGI Performance Unit awards, subject to market performance conditions. UGI Performance Unit grant recipients are awarded a target number of Performance Units. The number of UGI Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target amount, or even zero, based on UGI’s Total Shareholder Return (“TSR”) percentile rank relative to the Russell Midcap Utility Index, excluding telecommunication companies (“UGI comparator group”). For grants issued on or after January 1, 2013, grantees may receive 0% to 200% of the target award granted. For such grants, if UGI’s TSR ranks below the 25th percentile compared to the UGI comparator group, the employee will not be paid. At the 25th percentile, the employee will be paid an award equal to 25% of the target award; at the 40th percentile, 70%; at the 50th percentile, 100%; and at the 90th percentile and above, 200%. For grants issued prior to January 1, 2013, grantees may receive 0% to 200% of the target award granted. For such grants, if UGI’s TSR ranks below the 40th percentile compared to the UGI comparator group, the employee will not be paid. At the 40th percentile, the employee will be paid an award equal to 50% of the target award; at the 50th percentile, 100%; and at the 100th percentile, 200%. The actual amount of the award is interpolated between these percentile rankings. Dividend equivalents are paid in cash only on UGI Performance Units that eventually vest.
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
The following table summarizes the weighted average assumptions used to determine the fair value of UGI Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2016	2015	2014
Risk free rate	1.3%	1.1%	0.8%
Expected life	3 years	3 years	3 years
Expected volatility	17.5%	15.9%	20.3%
Dividend yield	2.7%	2.3%	2.7%

The weighted-average grant date fair value of UGI Performance Unit awards was estimated to be $32.64 for Units granted in Fiscal 2016, $38.43 for Units granted in Fiscal 2015 and $32.32 for Units granted in Fiscal 2014.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following table summarizes UGI Unit award activity for Fiscal 2016:

	Total		Vested		Non-Vested
	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)	Number of UGI Units	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2015	1,136,251	$23.78	803,817	$20.19	332,434	$32.28
UGI Performance Units:
Granted	178,160	$32.64	25,291	$32.77	152,869	$32.62
Forfeited	(17,356)	$34.62	—	$—	(17,356)	$34.62
Vested	—	$—	154,339	$28.66	(154,339)	$28.66
Unit awards paid	(296,687)	$25.98	(296,687)	$25.98	—	$—
UGI Stock Units:
Granted (a)	52,493	$34.39	39,093	$33.40	13,400	$37.29
Unit awards paid	(53,778)	$16.86	(53,778)	$16.86	—	$—
September 30, 2016	999,083	$25.44	672,075	$21.17	327,008	$34.21

(a)	Generally, shares granted under UGI Stock Unit awards are paid approximately 70% in shares. UGI Stock Unit awards granted in Fiscal 2015 and Fiscal 2014 were 39,801 and 44,814, respectively.
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company paid UGI Performance Unit and UGI Stock Unit awards in shares and cash as follows:

	2016	2015	2014
UGI Performance Unit awards:
Number of original awards granted	308,362	294,300	331,038
Fiscal year granted	2013	2012	2011
Payment of awards:
Shares of UGI Common Stock issued, net of shares withheld for taxes	209,592	188,418	174,168
Cash paid	$13.9	$13.3	$3.1
UGI Stock Unit awards:
Number of original awards granted	51,037	67,419	34,639
Payment of awards:
Shares of UGI Common Stock issued, net of shares withheld for taxes	39,422	44,034	22,604
Cash paid	$0.7	$0.8	$0.4

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we granted UGI Unit awards representing 230,653, 180,724 and 234,264 shares, respectively, having weighted-average grant date fair values per Unit of $33.04, $38.20 and $31.38, respectively.
As of September 30, 2016, there was a total of approximately $8.6 of unrecognized compensation cost associated with 999,083 UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 1.8 years. The total fair values of UGI Units that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $9.7, $15.3 and $8.7, respectively. As of September 30, 2016 and 2015, total liabilities of $18.5 and $19.9, respectively, associated with UGI Unit awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets.
At September 30, 2016, 13,042,345 shares of Common Stock were available for future grants under the 2013 OICP, and up to 4,116 shares of Common Stock were available for future grants of stock options under the 2004 OECP.

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
AmeriGas Stock Unit and AmeriGas Performance Unit awards entitle the grantee to AmeriGas Partners Common Units or cash once the service condition is met and, with respect to AmeriGas Performance Units, subject to market performance conditions, and for certain awards granted on or after January 1, 2015, actual net customer acquisition and retention performance. Recipients of AmeriGas Performance Unit awards are awarded a target number of AmeriGas Performance Units. The number of AmeriGas Performance Units ultimately paid at the end of the performance period (generally three years) may be higher or lower than the target number, or it may be zero. For that portion of Performance Unit awards whose ultimate payout is based upon market-based conditions (as further described below), the number of awards ultimately paid is based upon AmeriGas Partners’ Total Unitholder Return (“TUR”) percentile rank relative to entities in a master limited partnership peer group (“Alerian MLP Group”) and, for certain AmeriGas Performance Unit awards granted beginning in January 2014, based upon AmeriGas Partners’ TUR relative to the two other publicly traded propane master limited partnerships in the Alerian MLP Group (“Propane MLP Group”). For Performance Unit awards granted on or after January 1, 2015, the number of AmeriGas Performance Units ultimately paid is based upon AmeriGas Partner’s TUR percentile rank relative to entities in the Alerian MLP Group as modified by AmeriGas Partners’ performance relative to the Propane MLP Group.
With respect to AmeriGas Performance Unit awards subject to measurement compared with the Alerian MLP Group, grantees may receive from 0% to 200% of the target award granted. For such grants issued on or after January 1, 2013, if AmeriGas Partners’ TUR is below the 25th percentile compared to the peer group, the grantee will not be paid. At the 25th percentile, the employee will be paid an award equal to 25% of the target award; at the 40th percentile, 70%; at the 50th percentile, 100%; at the 60th percentile, 125%; at the 75th percentile, 162.5%; and at the 90th percentile or above, 200%. The actual amount of the award is interpolated between these percentile rankings. For such grants issued on or after January 1, 2015, the amount ultimately paid shall be modified based upon AmeriGas Partners’ TUR ranking relative to the Propane MLP Group over the performance period (“MLP Modifier”). Such modification ranges from 70% to 130%, but in no event shall the amount ultimately paid, after such modification, exceed 200% of the target award grant.
With respect to AmeriGas Performance Unit awards granted in January 2014 subject to measurement compared with the Propane MLP Group, grantees will receive 150% of the target award if AmeriGas Partners’ TUR exceeds the TUR of all the other members in the Propane MLP Group. Otherwise there will be no payout of such AmeriGas Performance Units. If one of the other two members of the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued pursuant to the January 2014 grant, and the amount of distribution equivalents to be paid, will depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event. For those performance awards granted on or after January 1, 2015, that are subject to the MLP Modifier, if an MLP Event were to occur during the performance period such MLP Modifier would be based upon AmeriGas Partners’ TUR rank as determined in (1),(2) or (3) above, as appropriate.

With respect to AmeriGas Performance Unit awards granted in January 2015 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the annual actual net customer gain and retention performance as adjusted for the net customer gain and retention performance over the three-year performance period. With respect to AmeriGas Performance Unit awards granted in January 2016 whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the actual net customer gain and retention performance over the entire three-year performance period.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Under GAAP, AmeriGas Performance Units awards that are subject to market-based conditions are equity awards that, if settled in Common Units, result in the recognition of compensation cost over the requisite employee service period regardless of whether the market-based condition is satisfied. The fair values of AmeriGas Performance Units subject to market-based conditions are estimated using a Monte Carlo valuation model. The fair value associated with the target award, which will be paid in Common Units, is accounted for as equity and the fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability. For purposes of valuing AmeriGas Performance Unit awards that are subject to market-based conditions, expected volatility is based on the historical volatility of Common Units over a three-year period. The risk-free interest rate is based on the rates on U.S. Treasury bonds at the time of grant. Volatility for all entities in the peer group is based on historical volatility. The expected term of the AmeriGas Performance Unit awards is three years based on the performance period. AmeriGas Performance Unit awards whose ultimate payout is based upon net customer acquisition and retention performance measures are recorded as expense when it is probable all or a portion of the award will be paid. The fair value associated with the target award is the market price of the Common Units on the date of grant. The fair value of the award over the target, as well as all Common Unit distribution equivalents, which will be paid in cash, is accounted for as a liability.
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards subject to market-based conditions and related compensation costs:

	Grants Awarded in Fiscal Year
	2016	2015	2014
Risk-free rate	1.3%	0.9%	0.8%
Expected life	3 years	3 years	3 years
Expected volatility	20.6%	19.2%	21.1%
Dividend yield	10.7%	6.8%	7.5%

The General Partner granted awards under the 2010 Propane Plan representing 73,080, 80,336 and 86,458 Common Units in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, having weighted-average grant date fair values per Common Unit subject to award of $36.61, $61.00 and $43.34, respectively. At September 30, 2016, 2,348,046 Common Units were available for future award grants under the 2010 Propane Plan.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2016:

	Total		Vested		Non-Vested
	Number of AmeriGas Partners Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of AmeriGas Partners Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)	Number of AmeriGas Partners Common Units Subject to Award	Weighted Average Grant Date Fair Value (per Unit)
September 30, 2015	192,583	$49.70	46,900	$44.97	145,683	$51.22
AmeriGas Performance Units:
Granted	52,495	$37.65	1,267	$37.84	51,228	$37.65
Forfeited	(4,994)	$54.00	—	$—	(4,994)	$54.00
Vested	—	$—	30,050	$43.65	(30,050)	$43.65
Awards paid	(34,616)	$42.44	(34,616)	$42.44	—	$—
AmeriGas Stock Units:
Granted	20,585	$38.65	12,785	$36.69	7,800	$41.85
Forfeited	(800)	$42.33	—	$—	(800)	$42.33
Vested	—	$—	13,940	$49.94	(13,940)	$49.94
Awards paid	(14,704)	$49.94	(14,704)	$49.94	—	$—
September 30, 2016	210,549	$47.24	55,622	$45.67	154,927	$47.80
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2016	2015	2014
AmeriGas Performance Unit awards:
Number of Common Units subject to original awards granted	44,800	55,750	41,251
Fiscal year granted	2013	2012	2011
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	23,017	—	—
Cash paid	$1.7	$—	$—
AmeriGas Stock Unit awards:
Number of Common Units subject to original awards granted	20,336	42,532	72,023
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	9,272	21,509	40,842
Cash paid	$0.4	$0.8	$1.4

As of September 30, 2016, there was a total of approximately $1.8 of unrecognized compensation cost associated with 210,549 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.5 years. The total fair values of Common Unit-based awards that vested during Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $2.0, $2.6 and $4.1, respectively. As of September 30, 2016 and 2015, total liabilities of $3.5 and $3.3 associated with Common Unit-based awards are reflected in employee compensation and benefits accrued and other noncurrent liabilities in the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

Note 14 — Partnership Distributions

The Partnership makes distributions to its partners approximately 45 days after the end of each fiscal quarter in a total amount equal to its Available Cash (as defined in the Partnership Agreement) for such quarter. Available Cash generally means:

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

1.	all cash on hand at the end of such quarter, plus

2.	all additional cash on hand as of the date of determination resulting from borrowings after the end of such quarter, less

3.	the amount of cash reserves established by the General Partner in its reasonable discretion.
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
During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2016, Fiscal 2015 and Fiscal 2014, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $47.4, $39.3 and $32.4, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2016, Fiscal 2015 and Fiscal 2014 of $38.2, $30.4 and $23.9, respectively.

Note 15 — Commitments and Contingencies
Commitments
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $102.0 in Fiscal 2016, $86.1 in Fiscal 2015 and $79.7 in Fiscal 2014.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	2017	2018	2019	2020	2021	After 2021
AmeriGas Propane	$60.6	$53.2	$48.4	$44.3	$37.0	$103.8
UGI Utilities	6.0	5.0	3.0	1.3	0.6	0.2
UGI International	11.4	8.8	6.4	4.2	2.8	8.0
Other	2.1	2.0	1.7	1.5	0.3	0.1
Total	$80.1	$69.0	$59.5	$51.3	$40.7	$112.1

Our businesses enter into contracts of varying lengths and terms to meet their supply, pipeline transportation, storage, capacity and energy needs. Gas Utility currently has gas supply agreements with producers and marketers with terms not exceeding 16 months. Gas Utility also has agreements for firm pipeline transportation and natural gas storage services, which Gas Utility may terminate at various dates through Fiscal 2030. Gas Utility’s costs associated with transportation and storage capacity agreements are included in its annual PGC filings with the PUC and are recoverable through PGC rates. In addition, Gas Utility has short-term gas supply agreements which permit it to purchase certain of its gas supply needs on a firm or interruptible basis at spot-market prices. Electric Utility purchases its electricity needs under contracts with various suppliers and on the spot market. Contracts with producers for energy needs expire at various dates through Fiscal 2017. Midstream & Marketing enters into fixed-price contracts with suppliers to purchase natural gas and electricity to meet its sales commitments. Generally, these contracts have terms of less than two years. The Partnership enters into fixed-price and variable-price contracts to purchase a portion of its supply requirements. These contracts currently have terms that do not exceed three years. UGI International enters into fixed-price and variable-priced contracts to purchase a portion of its supply requirements that currently do not exceed three years.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

The following table presents contractual obligations under UGI Utilities, Midstream & Marketing and UGI International supply, storage and service contracts existing at September 30, 2016:

	2017	2018	2019	2020	2021	After 2021
UGI Utilities supply, storage and transportation contracts	$115.1	$71.1	$50.8	$36.5	$35.0	$116.0
Midstream & Marketing supply contracts	168.4	80.4	34.0	2.3	—	—
UGI International supply contracts	78.7	—	—	—	—	—
Total	$362.2	$151.5	$84.8	$38.8	$35.0	$116.0

The Partnership and UGI International also enter into other contracts to purchase LPG to meet supply requirements. Generally, these contracts are one- to three-year agreements subject to annual price and quantity adjustments.

Contingencies
Environmental Matters
UGI Utilities
From the late 1800s through the mid-1900s, UGI Utilities and its current and former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those which now constitute UGI Gas and Electric Utility. UGI Utilities also has two acquired subsidiaries (CPG and PNG) which have similar histories of owning, and in some cases operating, MGPs in Pennsylvania.
UGI Utilities and its subsidiaries have entered into agreements with the Pennsylvania Department of Environmental Protection (“DEP”) to address the remediation of former MGPs in Pennsylvania. CPG is party to a Consent Order and Agreement (“CPG-COA”) with the DEP requiring CPG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP related facilities were operated (“CPG MGP Properties”) and to plug a minimum number of non-producing natural gas wells per year. In addition, PNG is a party to a Multi-Site Remediation Consent Order and Agreement (“PNG-COA”) with the DEP. The PNG-COA requires PNG to perform annually a specified level of activities associated with environmental investigation and remediation work at certain properties on which MGP-related facilities were operated (“PNG MGP Properties”). Under these agreements, required environmental expenditures relating to the CPG MGP Properties and the PNG MGP Properties are capped at $1.8 and $1.1, respectively, in any calendar year. The CPG-COA is scheduled to terminate at the end of 2018. The PNG-COA terminates in 2019 but may be terminated by either party effective at the end of any two-year period beginning with the original effective date in March 2004. At September 30, 2016 and 2015, our accrued liabilities for estimated environmental investigation and remediation costs related to the CPG-COA and the PNG-COA totaled $11.3 and $13.8, respectively. CPG and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 8).
In May 2016, UGI Gas executed a Consent Order and Agreement (“UGI Gas-COA”) with the DEP with an effective date of October 1, 2016. The UGI Gas-COA will terminate in September 2031 if not extended by the parties. The UGI Gas-COA requires UGI Gas to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP related facilities were operated (“UGI Gas MGP Properties”). Under this agreement, required environmental expenditures related to the UGI Gas MGP Properties are capped at $2.5 in any calendar year. At September 30, 2016, our estimated accrued liabilities for environmental investigation and remediation costs related to the UGI Gas-COA totaled $43.7. UGI Gas has recorded an associated regulatory asset for these costs because recovery of these costs from customers is probable (see Note 8).
We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities’ results of operations because UGI Gas, CPG and PNG receive ratemaking recognition of estimated environmental

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

investigation and remediation costs associated with their environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.
From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by its former subsidiaries. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2016, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities MGP sites outside of Pennsylvania was material.
Other Matters

Purported Class Action Lawsuits.  In connection with the Partnership’s 2012 acquisition of the subsidiaries of Energy Transfer Partners, L.P. (“ETP”) that operated ETP’s propane distribution business (“Heritage Propane”), the Partnership became party to a class action lawsuit that was filed against Heritage Operating, L.P. in 2005 by Alfred L. Williams, II, on behalf of himself and all others similarly situated. The class action lawsuit alleged, among other things, wrongful collection of tank rental payments from legacy customers of People’s Gas, which was acquired by Heritage Propane in 2000. In 2010, the Florida District Court certified the class and in January 2015, the Florida District Court awarded the class approximately $18. In April 2016, the Partnership appealed the verdict to the Florida Second District Court of Appeals (the “Second DCA”) and, in September 2016, the Second DCA affirmed the verdict without opinion. Prior to the Second DCA’s action in the case, we believed that the likelihood of the Second DCA affirming the Florida District Court’s decision was remote. As a result of the Second DCA’s actions, in September 2016, the Partnership recorded a $15.0 adjustment to its litigation accrual to reflect the full amount of the award plus associated interest. In October 2016, the Partnership filed a Motion for Written Opinion and for Rehearing En Banc with the Second DCA, which motions are still pending. We believe we have strong arguments to support the aforementioned motions.

Between May and October of 2014, more than 35 purported class action lawsuits were filed in multiple jurisdictions against the Partnership/UGI Corporation and a competitor by certain of their direct and indirect customers.  The class action lawsuits allege, among other things, that the Partnership and its competitor colluded, beginning in 2008, to reduce the fill level of portable propane cylinders from 17 pounds to 15 pounds and combined to persuade their common customer, Walmart Stores, Inc., to accept that fill reduction, resulting in increased cylinder costs to retailers and end-user customers in violation of federal and certain state antitrust laws.  The claims seek treble damages, injunctive relief, attorneys’ fees and costs on behalf of the putative classes.  On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers and all claims other than those for injunctive relief brought by indirect customers.  The direct customers filed an appeal with the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) and in August 2016, the Eighth Circuit affirmed the District Court’s dismissal of the direct customer’s claims against the Partnership/UGI Corporation. The direct customers filed a petition requesting an en banc review of the Eighth Circuit decision, which is still pending. The indirect customers filed an amended complaint claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law. In September 2016, the District Court dismissed the amended complaint in its entirety. The indirect purchasers appealed this decision to the Eighth Circuit, and the appeal is still pending. On July 21, 2016, several new indirect purchaser plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect purchaser class action lawsuit was dismissed in September 2016 and certain indirect purchaser plaintiffs appealed this decision, consolidating their appeal with the indirect purchaser appeal that is pending in the Eighth Circuit. We are unable to reasonably estimate the impact, if any, arising from such litigation. We believe we have strong defenses to the claims and intend to vigorously defend against them.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 16 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2016 and 2015:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2016:
Derivative instruments:
Assets:
Commodity contracts	$28.9	$26.0	$—	$54.9
Foreign currency contracts	$—	$17.8	$—	$17.8
Liabilities:
Commodity contracts	$(76.8)	$(21.8)	$—	$(98.6)
Foreign currency contracts	$—	$(2.4)	$—	$(2.4)
Cross-currency swaps	$—	$(0.5)	$—	$(0.5)
Interest rate contracts	$—	$(3.9)	$—	$(3.9)

Non-qualified supplemental postretirement grantor trust investments (a)	$33.0	$—	$—	$33.0

September 30, 2015
Derivative instruments:
Assets:
Commodity contracts	$17.4	$11.6	$—	$29.0
Foreign currency contracts	$—	$29.1	$—	$29.1
Cross-currency swaps	$—	$0.4	$—	$0.4
Liabilities:
Commodity contracts	$(70.0)	$(99.0)	$—	$(169.0)
Foreign currency contracts	$—	$(0.1)	$—	$(0.1)
Interest rate contracts	$—	$(10.8)	$—	$(10.8)

Non-qualified supplemental postretirement grantor trust investments (a)	$30.3	$—	$—	$30.3

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 7).

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
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. At September 30, 2016, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $3,832.3 and $4,052.3, respectively. At September 30, 2015, the carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were $3,699.8 and $3,803.1, respectively. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2).
Financial instruments other than derivative instruments, such as short-term investments and trade accounts receivable, could expose us to concentrations of credit risk. We limit credit risk from short-term investments by investing only in investment-grade commercial paper, money market mutual funds, securities guaranteed by the U.S. Government or its agencies and FDIC insured bank deposits. The credit risk arising from concentrations of trade accounts receivable is limited because we have a large customer base that extends across many different U.S. markets and a number of foreign countries. For information regarding concentrations of credit risk associated with our derivative instruments, see Note 17. Our investment in a private equity partnership is measured at fair value on a non-recurring basis. Generally this measurement uses Level 3 fair value inputs because the investment does not have a readily available market value.

Note 17 — Derivative Instruments and Hedging Activities
We are exposed to certain market risks associated with our business operations. Management uses derivative financial and commodity instruments, among other things, to manage these risks. The primary risks managed by derivative instruments are (1) commodity price risk, (2) interest rate risk, and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes. The use of derivative instruments is controlled by our risk management and credit policies, which govern, among other things, the derivative instruments we can use, counterparty credit limits and contract authorization limits. Although some of our commodity derivative instruments extend over a number of years, a significant portion of our commodity derivative instruments economically hedge commodity price risk during the next twelve months. For information on the accounting for our derivative instruments, see Note 2.
Commodity Price Risk
Regulated Utility Operations
Natural Gas
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. Gains and losses on Gas Utility’s natural gas futures contracts and natural gas option contracts are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 8).
Electricity
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At September 30, 2016 and 2015, substantially all of such contracts qualified for the NPNS exception under GAAP.
In order to reduce volatility associated with a substantial portion of its electricity transmission congestion costs, Electric Utility obtains FTRs through an annual allocation process. Gains and losses on Electric Utility FTRs are recorded in regulatory assets or

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

liabilities in accordance with GAAP because it is probable such gains or losses will be recoverable from, or refundable to, customers through the DS mechanism (see Note 8).
Non-utility Operations
LPG
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
Natural Gas
In order to manage market price risk relating to fixed-price sales contracts for natural gas, Midstream & Marketing enters into NYMEX and over-the-counter natural gas futures and forward contracts and Intercontinental Exchange (“ICE”) natural gas basis swap contracts. In addition, Midstream & Marketing uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later near-term sale of natural gas or propane. Because it could no longer assert the NPNS exception under GAAP for new contracts entered into for the forward purchase of natural gas and pipeline transportation, beginning in the second quarter of Fiscal 2014 Energy Services began recording these contracts at fair value with changes in fair value reflected in cost of sales.
Electricity
In order to manage market price risk relating to fixed-price sales contracts for electricity, Midstream & Marketing enters into electricity futures and forward contracts. Midstream & Marketing also uses NYMEX and over-the-counter electricity futures contracts to economically hedge the price of a portion of its anticipated future sales of electricity from its electric generation facilities. From time to time, Midstream & Marketing purchases FTRs to economically hedge electricity transmission congestion costs associated with its fixed-price electricity sales contracts and also enters into New York Independent System Operator (“NYISO”) capacity swap contracts to economically hedge the locational basis differences for customers it serves on the NYISO electricity grid.
Interest Rate Risk
France SAS’ and Flaga’s long-term debt agreements have interest rates that are generally indexed to short-term market interest rates. France SAS and Flaga have each entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor rates of interest on their variable-rate term loans. The France SAS swaps were originally executed in Fiscal 2015, at which time such swaps were designated in a cash flow hedging relationship associated with €600 notional amount of term loan debt issued in conjunction with the Totalgaz Acquisition. In March 2016, France SAS amended the terms of its pay-fixed, receive-variable interest rate swap agreements associated with the €600 term loan debt to purchase a 0% floor that is identical to the 0% floor embedded in France SAS’ term loan debt. In conjunction with the amendments, in March 2016 France SAS paid its interest rate swap counterparties €7.7, which amount substantially equaled the interest rate swaps’ fair value. Concurrent with the amendments to the interest rate swaps, the swaps were simultaneously de-designated and re-designated as cash flow hedges of future anticipated interest payments associated with the €600 term loan debt. The amended swaps fix the underlying euribor rate on the €600 term loan at 0.18%.
Our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). On March 31, 2016, concurrent with the pricing of UGI Utilities’ Senior Notes to be issued under the 2016 Note Purchase Agreement, UGI Utilities settled all of its then-existing IRPA contracts associated with such debt at a loss of $36.0. Because these IRPA contracts qualified for and were designated as cash flow hedges, the loss recognized in connection with the settled IRPAs was recorded in AOCI and will be recognized in interest expense as the associated future interest expense impacts earnings. See Note 5 for additional information on UGI Utilities 2016 Note Purchase Agreement.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

We account for interest rate swaps and IRPAs as cash flow hedges. At September 30, 2016, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.4.
Foreign Currency Exchange Rate Risk
Forward foreign currency exchange contracts
In order to reduce exposure to foreign exchange rate volatility related to certain of our foreign LPG operations, we hedge a portion of their anticipated U.S. dollar-denominated LPG product purchases primarily during the heating-season months of October thru March through the use of forward foreign currency exchange contracts. From time to time we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our International Propane euro-denominated net investments.
We account for foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. At September 30, 2016, the amount of net gains associated with currency rate risk expected to be reclassified into earnings during the next twelve months based upon current fair values is $11.5.
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
At September 30, 2016, the amount of net losses associated with this cross-currency swap expected to be reclassified into earnings during the next twelve months is not material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes the gross notional amounts related to open derivative contracts at September 30, 2016 and 2015 and the final settlement date of the Company's open derivative transactions broken out by derivative type as of September 30, 2016, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	2016	2015
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2017	18.4	18.9
Electric Utility forward electricity purchase contracts	Kilowatt hours	N/A	—	136.0
FTRs & NYISO capacity contracts	Kilowatt hours	May 2017	58.3	277.1
Non-utility operations
LPG swaps & options	Gallons	September 2019	396.9	516.3
Natural gas futures, forward and pipeline contracts	Dekatherms	December 2020	71.1	110.2
Natural gas basis swap contracts	Dekatherms	December 2020	118.3	75.7
NYMEX natural gas storage	Dekatherms	March 2017	1.9	1.9
NYMEX propane storage	Gallons	N/A	—	2.0
Electricity long forward and futures contracts	Kilowatt hours	January 2020	761.2	474.3
Electricity short forward and futures contracts	Kilowatt hours	January 2020	264.6	297.9
FTRs & NYISO capacity contracts	Kilowatt hours	N/A	—	82.0
Interest Rate Risk:
Interest rate swaps	Euro	October 2020	€645.8	€645.8
IRPAs	USD	N/A	$—	$250.0
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2019	$314.3	$227.9
Cross-currency swaps	USD	September 2018	$59.1	$59.1
Derivative Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2016 and 2015, restricted cash in brokerage accounts totaled $15.6 and $54.9, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at September 30, 2016. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2016, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Offsetting Derivative Assets and Liabilities
Derivative assets and liabilities (and cash collateral received and pledged) are presented net by counterparty on the Consolidated Balance Sheets if the right of offset exists. Our derivative instruments include both those that are executed on an exchange through brokers and centrally cleared and over-the-counter transactions. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Certain over-the-counter and exchange contracts contain contractual rights of offset through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of offset through counterparty nonperformance, insolvency or other conditions.
In general, most of our over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral generally include cash or letters of credit. Cash collateral paid by us to our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative liabilities. Cash collateral received by us from our over-the-counter derivative counterparties, if any, is reflected in the table below to offset derivative assets. Certain other accounts receivable and accounts payable balances recognized on the Consolidated Balance Sheets with our derivative counterparties are not included in the table below but could reduce our net exposure to such counterparties because such balances are subject to master netting or similar arrangements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities, as well as the effects of offsetting, as of September 30, 2016 and 2015:

	2016	2015
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$17.8	$29.1
Cross-currency contracts	—	0.4
	17.8	29.5
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	4.5	1.3
Derivatives not designated as hedging instruments:
Commodity contracts	50.4	27.7
Total derivative assets - gross	72.7	58.5
Gross amounts offset in the balance sheet	(35.0)	(18.9)
Cash collateral received	(0.3)	—
Total derivative assets - net	$37.4	$39.6

Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$(2.4)	$(0.1)
Cross-currency contracts	(0.5)	—
Interest rate contracts	(3.9)	(10.8)
	(6.8)	(10.9)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(0.5)	(5.6)
Derivatives not designated as hedging instruments:
Commodity contracts	(98.1)	(163.4)
Total derivative liabilities - gross	(105.4)	(179.9)
Gross amounts offset in the balance sheet	35.0	18.9
Cash collateral pledged	—	8.0
Total derivative liabilities - net	$(70.4)	$(153.0)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Effect of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI and noncontrolling interests for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

	Gain or (Loss) Recognized in AOCI and Noncontrolling Interests			Gain or (Loss) Reclassified from AOCI and Noncontrolling Interests into Income			Location of Gain or (Loss) Reclassified from AOCI and Noncontrolling Interests into Income
	2016	2015	2014	2016	2015	2014
Cash Flow Hedges:
Commodity contracts	$—	$—	$50.8	$—	$(2.2)	$67.0	Cost of sales
Foreign currency contracts	3.6	26.0	15.3	17.2	9.7	(3.7)	Cost of sales
Cross-currency contracts	0.1	5.4	3.1	0.4	8.5	(0.1)	Interest expense
Interest rate contracts	(32.5)	(6.6)	(3.1)	(4.5)	(20.4)	(15.9)	Interest expense /other operating income, net
Total	$(28.8)	$24.8	$66.1	$13.1	$(4.4)	$47.3

	Gain or (Loss) Recognized in Income			Location of Gain or (Loss) Recognized in Income
	2016	2015	2014
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(65.0)	$(375.8)	$(36.3)	Cost of sales
Commodity contracts	(2.2)	0.3	—	Revenues
Commodity contracts	(0.1)	(0.8)	—	Operating and administrative expenses / other operating income, net
Total	$(67.3)	$(376.3)	$(36.3)
For Fiscal 2016, the amounts of derivative gains or losses representing ineffectiveness were losses of $5.5, which are recorded in other operating income, net, on the Consolidated Statements of Income and are related to interest rate contracts at UGI France. The amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material for Fiscal 2015 and Fiscal 2014.
In May 2015, the Company prepaid term loans outstanding under Antargaz’ 2011 Senior Facilities Agreement. In conjunction with the prepayment, the Company also settled its associated pay-fixed, receive-variable interest rate swaps, and discontinued cash flow hedge accounting treatment for such swaps. During Fiscal 2015, the Company recorded a pre-tax loss of $9.0 associated with the discontinuance of cash flow hedge accounting for the swaps, which amount is included in interest expense on the Consolidated Statements of Income (see Note 5).
We are also a party to a number of other contracts that have elements of a derivative instrument. These contracts include, among others, binding purchase orders, contracts that provide for the purchase and delivery, or sale, of energy products, and service contracts that require the counterparty to provide commodity storage, transportation or capacity service to meet our normal sales commitments. Although certain of these contracts have the requisite elements of a derivative instrument, these contracts qualify for NPNS exception accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold.

Note 18 — Accumulated Other Comprehensive Income
Other comprehensive income (loss) principally comprises (1) gains and losses on derivative instruments qualifying as cash flow hedges, net of reclassifications to net income; (2) actuarial gains and losses on postretirement benefit plans, net of associated amortization; and (3) foreign currency translation and long-term intra-company transaction adjustments.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Changes in AOCI during Fiscal 2016, Fiscal 2015 and Fiscal 2014 are as follows:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2013	$(16.4)	$(26.9)	$51.7	$8.4
Other comprehensive (loss) income before reclassification adjustments (after-tax)	(5.2)	54.0	(43.0)	5.8
Amounts reclassified from AOCI and noncontrolling interests:
Reclassification adjustments (pre-tax)	1.6	(47.2)	—	(45.6)
Reclassification adjustments tax (expense) benefit	(0.6)	2.0	—	1.4
Reclassification adjustments (after-tax)	1.0	(45.2)	—	(44.2)
Other comprehensive (loss) income	(4.2)	8.8	(43.0)	(38.4)
Add comprehensive loss attributable to noncontrolling interests, principally in AmeriGas Partners	—	8.8	—	8.8
Other comprehensive (loss) income attributable to UGI	(4.2)	17.6	(43.0)	(29.6)
AOCI - September 30, 2014	$(20.6)	$(9.3)	$8.7	$(21.2)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	(1.2)	16.8	(114.1)	(98.5)
Amounts reclassified from AOCI and noncontrolling interests:
Reclassification adjustments (pre-tax)	2.2	4.4	—	6.6
Reclassification adjustments tax expense	(0.8)	(2.8)	—	(3.6)
Reclassification adjustments (after-tax)	1.4	1.6	—	3.0
Other comprehensive income (loss)	0.2	18.4	(114.1)	(95.5)
Add comprehensive loss attributable to noncontrolling interests, principally in AmeriGas Partners	—	2.1	—	2.1
Other comprehensive income (loss) attributable to UGI	0.2	20.5	(114.1)	(93.4)
AOCI - September 30, 2015	$(20.4)	$11.2	$(105.4)	$(114.6)
Other comprehensive loss before reclassification adjustments (after-tax)	(10.9)	(16.5)	(6.8)	(34.2)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	2.6	(13.1)	—	(10.5)
Reclassification adjustments tax (expense) benefit	(0.4)	5.0	—	4.6
Reclassification adjustments (after-tax)	2.2	(8.1)	—	(5.9)
Other comprehensive loss attributable to UGI	(8.7)	(24.6)	(6.8)	(40.1)
AOCI - September 30, 2016	$(29.1)	$(13.4)	$(112.2)	$(154.7)
For additional information on amounts reclassified from AOCI relating to derivative instruments, see Note 17.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

Note 19 — Other Operating Income, Net
Other operating income, net, comprises the following:

	2016	2015	2014
Interest and interest-related income	$0.2	$0.8	$3.6
Utility non-tariff service income	2.6	4.8	2.7
Finance charges	15.2	12.7	17.5
Gains on sales of fixed assets, net	3.3	11.1	5.4
Other, net	1.1	15.0	6.9
Total other operating income, net	$22.4	$44.4	$36.1

Note 20 — Quarterly Data (unaudited)
The following unaudited quarterly data includes adjustments (consisting only of normal recurring adjustments with the exception of those indicated below) which we consider necessary for a fair presentation unless otherwise indicated. Our quarterly results fluctuate because of the seasonal nature of our businesses and also reflect unrealized gains and losses on commodity derivative instruments used to economically hedge commodity price risk (see Note 17).

	December 31,		March 31,		June 30,		September 30,
	2015	2014	2016	2015	2016 (a)	2015 (b)	2016 (a)	2015
Revenues	$1,606.6	$2,004.6	$1,972.1	$2,455.6	$1,130.8	$1,148.1	$976.2	$1,082.8
Operating income (loss)	$305.5	$83.3	$615.4	$702.1	$155.7	$56.1	$(88.6)	$(6.6)
Loss from equity investees	$(0.1)	$(1.0)	$—	$(0.1)	$—	$—	$(0.1)	$(0.1)
Loss on extinguishments of debt	$—	$—	$—	$—	$(37.1)	$—	$(11.8)	$—
Net income (loss) including noncontrolling interests	$167.9	$0.2	$408.0	$482.2	$28.6	$(15.9)	$(115.7)	$(52.5)
Net income (loss) attributable to UGI Corporation	$114.6	$34.1	$233.2	$246.5	$60.7	$9.6	$(43.8)	$(9.2)
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$0.66	$0.20	$1.35	$1.42	$0.35	$0.06	$(0.25)	$(0.05)
Diluted	$0.65	$0.19	$1.33	$1.40	$0.34	$0.05	$(0.25)	$(0.05)

(a)
Includes loss on extinguishments of debt at AmeriGas Partners which decreased net income attributable to UGI Corporation by $6.1 or $0.03 per diluted share for the quarter ended June 30, 2016 and increased net loss attributable to UGI Corporation by $1.8 or $0.01 per diluted share for the quarter ended September 30, 2016 (see Note 5).

(b)	Includes costs associated with an extinguishment of debt at Antargaz which decreased net income attributable to UGI Corporation by $4.6 or $0.03 per diluted share (see Note 5).

Note 21 — Segment Information
Our operations comprise six reportable segments generally based upon products or services sold, geographic location and regulatory environment. As more fully described below, effective October 1, 2015, the composition of our UGI Utilities (formerly Gas Utility) and Energy Services reportable segments changed to include certain operating segments previously reflected in Corporate & Other. Our reportable segments comprise: (1) AmeriGas Propane; (2) an international LPG segment comprising UGI France; (3) an international LPG segment principally comprising Flaga and AvantiGas; (4) UGI Utilities; (5) Energy Services; and (6) Electric Generation. We refer to both international segments together as “UGI International” and Energy Services and Electric Generation together as “Midstream & Marketing.”

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. UGI France derives its revenues principally from the distribution of LPG to retail customers in France and, to a lesser extent, Belgium, the Netherlands and Luxembourg, and also from the marketing of natural gas in France and Belgium. Flaga & Other derives its revenues principally from the distribution of LPG to customers in northern, central and eastern Europe and the United Kingdom. UGI Utilities derives its revenues principally from the sale and distribution of natural gas to customers in eastern, northeastern and central Pennsylvania and, to a lesser extent, from the sale and distribution of electricity in two northeastern Pennsylvania counties. Energy Services derives its revenues principally from the sale of natural gas and, to a lesser extent, electricity, LPG and fuel oil as well as revenues and fees from storage, pipeline transportation and natural gas production activities primarily in the Mid-Atlantic and Northeast regions of the U.S. Energy Services also derives its revenues from contracting services provided by HVAC to customers located primarily in the Mid-Atlantic region of the U.S. Electric Generation derives its revenues principally from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S.

As a result of changes in the composition of information reported to our chief operating decision maker (“CODM”) associated with our regulated utility operations, effective October 1, 2015, we began including our Electric Utility operating segment with our Gas Utility operating segment which we collectively refer to as “UGI Utilities.” Also, as a result of changes in segment management and reporting for HVAC, effective October 1, 2015, we began including our HVAC operating segment with our Energy Services operating segment. Previously, Electric Utility and HVAC, neither of which met the quantitative thresholds for presentation as a reportable segment under GAAP, were reflected in “Corporate & Other” in our segment information. In accordance with GAAP, prior-year amounts have been restated to reflect these changes.

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
We evaluate the performance of our other reportable segments principally based upon their income before income taxes as adjusted for gains and losses on commodity derivative instruments not associated with current-period transactions. Net gains and losses on commodity derivative instruments not associated with current-period transactions are reflected in Corporate & Other because the Company’s CODM does not consider such items when evaluating the financial performance of our operating segments.
No single customer represents more than ten percent of our consolidated revenues. In addition, all of our reportable segments’ revenues, other than those of UGI International, are derived from sources within the United States, and all of our reportable segments’ long-lived assets, other than those of UGI International, are located in the United States.

						Midstream & Marketing		UGI International
	Total	Elim- inations		AmeriGas Propane	UGI Utilities	Energy Services	Electric Generation	UGI France	Flaga & Other	Corporate & Other (b)
2016
Revenues	$5,685.7	$(143.9)	(c)	$2,311.8	$768.5	$813.8	$62.8	$1,344.7	$524.1	$3.9
Cost of sales	$2,437.5	$(141.5)	(c)	$864.8	$289.8	$583.7	$28.5	$597.6	$306.2	$(91.6)
Operating income	$988.0	$0.2		$356.3	$200.9	$141.8	$4.9	$166.1	$40.5	$77.3
Loss from equity investees	$(0.2)	$—		$—	$—	$—	$—	$(0.2)	$—	$—
Loss on extinguishments of debt	$(48.9)	$—		$(48.9)	$—	$—	$—	$—	$—	$—
Interest expense	$(228.9)	$—		$(164.1)	$(37.6)	$(2.1)	$—	$(20.8)	$(3.6)	$(0.7)
Income before income taxes	$710.0	$0.2		$143.3	$163.3	$139.7	$4.9	$145.1	$36.9	$76.6
Net income attributable to UGI	$364.7	$0.1		$43.2	$97.4	$83.5	$3.6	$84.2	$27.4	$25.3
Depreciation and amortization	$400.9	$(0.2)		$190.0	$67.3	$17.1	$13.5	$90.5	$21.9	$0.8
Noncontrolling interests’ net income (loss)	$124.1	$—		$75.9	$—	$—	$—	$(0.1)	$0.1	$48.2
Partnership Adjusted EBITDA (a)				$543.0
Total assets	$10,847.2	$(136.6)		$4,071.8	$2,743.1	$765.6	$272.6	$2,338.8	$526.3	$265.6

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

						Midstream & Marketing		UGI International
	Total	Elim- inations		AmeriGas Propane	UGI Utilities	Energy Services	Electric Generation	UGI France		Flaga & Other	Corporate & Other (b)
Short-term borrowings	$291.7	$—		$153.2	$112.5	$25.5	$—	$0.4		$0.1	$—
Capital expenditures	$604.6	$—		$101.7	$262.5	$136.8	$3.6	$75.8		$24.1	$0.1
Investments in equity investees	$25.9	$—		$—	$—	$17.4	$—	$4.6		$3.9	$—
Goodwill	$2,989.0	$—		$1,978.3	$182.1	$11.6	$—	$723.2		$93.8	$—

2015 (e)
Revenues	$6,691.1	$(231.4)	(c)	$2,885.3	$1,041.6	$1,105.5	$75.9	$1,122.2		$686.3	$5.7
Cost of sales	$3,736.5	$(227.6)	(c)	$1,340.0	$510.8	$840.2	$32.2	$628.0		$492.0	$120.9
Operating income (loss)	$834.9	$(0.9)		$427.6	$241.7	$169.6	$13.0	$75.9		$36.9	$(128.9)
Loss from equity investees	$(1.2)	$—		$—	$—	$—	$—	$(1.2)		$—	$—
Interest expense	$(241.9)	$—		$(162.8)	$(41.1)	$(2.1)	$—	$(31.6)	(d)	$(3.6)	$(0.7)
Income (loss) before income taxes	$591.8	$(0.9)		$264.8	$200.6	$167.5	$13.0	$43.1		$33.3	$(129.6)
Net income (loss) attributable to UGI	$281.0	$(0.6)		$61.0	$121.1	$97.9	$9.6	$27.5		$25.2	$(60.7)
Depreciation and amortization	$374.1	$—		$194.9	$63.5	$15.5	$12.5	$63.7		$23.2	$0.8
Noncontrolling interests’ net income (loss)	$133.0	$—		$167.9	$—	$—	$—	$—		$(0.1)	$(34.8)
Partnership Adjusted EBITDA (a)				$619.2
Total assets	$10,514.2	$(90.4)		$4,128.4	$2,506.0	$687.6	$282.0	$2,331.8		$529.1	$139.7
Short-term borrowings	$189.9	$—		$68.1	$71.7	$49.5	$—	$0.1		$0.5	$—
Capital expenditures	$475.4	$—		$102.0	$197.7	$71.3	$16.7	$65.0		$22.5	$0.2
Investments in equity investees	$16.2	$—		$—	$—	$6.4	$—	$6.0		$3.8	$—
Goodwill	$2,953.4	$—		$1,956.0	$182.1	$11.6	$—	$721.4		$82.3	$—

2014 (e)
Revenues	$8,277.3	$(321.3)	(c)	$3,712.9	$1,086.9	$1,388.6	$85.1	$1,295.5		$1,026.9	$2.7
Cost of sales	$5,175.7	$(317.7)	(c)	$2,107.1	$562.9	$1,110.2	$39.6	$848.1		$809.9	$15.6
Operating income (loss)	$1,005.6	$0.2		$472.0	$246.4	$178.7	$18.1	$79.1		$38.4	$(27.3)
Loss from equity investees	$(0.1)	$—		$—	$—	$—	$—	$(0.1)		$—	$—
Interest expense	$(237.7)	$—		$(165.6)	$(38.5)	$(2.9)	$—	$(25.1)		$(4.9)	$(0.7)
Income (loss) before income taxes	$767.8	$0.2		$306.4	$207.9	$175.8	$18.1	$53.9		$33.5	$(28.0)
Net income (loss) attributable to UGI	$337.2	$—		$63.0	$124.1	$104.1	$12.6	$20.6		$27.7	$(14.9)
Depreciation and amortization	$362.9	$—		$197.2	$59.2	$13.5	$10.7	$54.5		$27.1	$0.7
Noncontrolling interests’ net income (loss)	$195.4	$—		$195.8	$—	$—	$—	$(0.4)		$—	$—
Partnership Adjusted EBITDA (a)				$664.8
Total assets	$10,062.6	$(86.5)		$4,351.4	$2,352.1	$601.5	$277.7	$1,656.8		$643.6	$266.0
Short-term borrowings	$210.8	$—		$109.0	$86.3	$7.5	$—	$—		$8.0	$—
Capital expenditures	$436.4	$—		$113.9	$164.2	$69.2	$15.6	$50.2		$23.0	$0.3
Investments in equity investees	$0.6	$—		$—	$—	$—	$—	$—		$0.6	$—
Goodwill	$2,833.4	$—		$1,945.1	$182.1	$12.6	$—	$601.2		$92.4	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Millions of dollars and euros, except per share amounts and where indicated otherwise)

(a)	The following table provides a reconciliation of Partnership Adjusted EBITDA to AmeriGas Propane income before income taxes:

	2016	2015	2014
Partnership Adjusted EBITDA	$543.0	$619.2	$664.8
Depreciation and amortization	(190.0)	(194.9)	(197.2)
Interest expense	(164.1)	(162.8)	(165.6)
Loss on extinguishments of debt	(48.9)	—	—
Noncontrolling interests (i)	3.3	3.3	4.4
Income before income taxes	$143.3	$264.8	$306.4

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise (1) revenues and expenses of UGI’s captive general liability insurance company and UGI’s corporate headquarters facility and (2) UGI Corporation’s unallocated corporate and general expenses and interest income. In addition, Corporate & Other results also include the effects of net pre-tax gains and (losses) on commodity derivative instruments not associated with current-period transactions (including such amounts attributable to noncontrolling interests) totaling $91.6, $(119.1) and $(18.0) in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company; UGI corporate headquarters’ assets; and our investment in a private equity partnership. Through March 2014, Corporate & Other also had an intercompany loan. The intercompany loan interest is removed in the segment presentation.

(c)	Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(d)	UGI France interest expense includes pre-tax costs of $10.3 associated with an extinguishment of debt (see Note 5).

(e)
Restated to reflect (1) the current-year changes in the presentation of our UGI Utilities and Energy Services reportable segments and (2) the adoption of new accounting guidance related to debt issuance costs (see Note 2 and Note 3).

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$4.8	$1.9
Accounts receivable - related parties	9.2	3.3
Deferred income taxes	—	0.4
Prepaid expenses and other current assets	5.0	4.3
Total current assets	19.0	9.9
Investments in subsidiaries	2,832.5	2,689.7
Other assets	69.8	58.7
Total assets	$2,921.3	$2,758.3
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and notes payable	$11.4	$10.9
Accrued liabilities	4.4	5.0
Total current liabilities	15.8	15.9
Noncurrent liabilities	54.6	50.4
Commitments and contingencies (Note 1)
Common stockholders’ equity:
Common Stock, without par value (authorized - 450,000,000 shares; issued - 173,894,141 and 173,806,991 shares, respectively)	1,201.6	1,214.6
Retained earnings	1,840.9	1,636.9
Accumulated other comprehensive loss	(154.7)	(114.6)
Treasury stock, at cost	(36.9)	(44.9)
Total common stockholders’ equity	2,850.9	2,692.0
Total liabilities and common stockholders’ equity	$2,921.3	$2,758.3

Note 1 — Commitments and Contingencies:
In addition to the guarantees of Flaga’s debt as described in Note 5 to Consolidated Financial Statements, at September 30, 2016, UGI Corporation had agreed to indemnify the issuers of $70.0 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $500.0 of obligations to suppliers and customers of Energy Services, LLC and subsidiaries of which $459.4 of such obligations were outstanding as of September 30, 2016. UGI Corporation has guaranteed the floating to fixed rate interest rate swaps at Flaga, which obligations totaled $1.2 at September 30, 2016.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2016	2015	2014
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	45.7	48.7	44.5
Other operating income, net (a)	(45.3)	(48.5)	(44.2)
	0.4	0.2	0.3
Operating loss	(0.4)	(0.2)	(0.3)
Intercompany interest income	0.1	0.1	0.2
Loss before income taxes	(0.3)	(0.1)	(0.1)
Income tax (benefit) expense	(4.0)	1.9	2.4
Income (loss) before equity in income of unconsolidated subsidiaries	3.7	(2.0)	(2.5)
Equity in income of unconsolidated subsidiaries	361.0	283.0	339.7
Net income attributable to UGI Corporation	$364.7	$281.0	$337.2
Other comprehensive (loss) income	(1.1)	0.1	(0.7)
Equity in other comprehensive loss of unconsolidated subsidiaries	(39.0)	(93.5)	(28.9)
Comprehensive income attributable to UGI Corporation	$324.6	$187.6	$307.6
Earnings per common share:
Basic	$2.11	$1.62	$1.95
Diluted	$2.08	$1.60	$1.92
Average common shares outstanding (thousands):
Basic	173,154	173,115	172,733
Diluted	175,572	175,667	175,231

(a)
UGI provides certain financial and administrative services to certain of its subsidiaries. UGI bills these subsidiaries monthly for all direct expenses incurred by UGI on behalf of its subsidiaries as well as allocated shares of indirect corporate expense incurred or paid with respect to services provided by UGI. The allocation of indirect UGI corporate expenses to certain of its subsidiaries utilizes a weighted, three-component formula comprising revenues, operating expenses, and net assets employed and considers the relative percentage of such items for each subsidiary to the total of such items for all UGI operating subsidiaries for which general and administrative services are provided. Management believes that this allocation method is reasonable and equitable to its subsidiaries. These billed expenses are classified as “Other operating income, net” in the Statements of Income above.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2016	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$195.6	$277.2	$199.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Net investments in unconsolidated subsidiaries	(8.9)	(104.8)	(47.3)
Net cash used by investing activities	(8.9)	(104.8)	(47.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(160.7)	(153.5)	(136.1)
Purchases of UGI Common Stock	(47.6)	(34.1)	(39.8)
Issuances of Common Stock	24.5	16.8	23.4
Other	—	(0.5)	—
Net cash used by financing activities	(183.8)	(171.3)	(152.5)
Cash and cash equivalents increase (decrease)	$2.9	$1.1	$(0.1)
Cash and cash equivalents:
End of year	$4.8	$1.9	$0.8
Beginning of year	1.9	0.8	0.9
Increase (decrease)	$2.9	$1.1	$(0.1)

(a)	Includes dividends received from unconsolidated subsidiaries of $193.1, $271.6 and $186.4 for the years ended September 30, 2016, 2015 and 2014, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2016
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$29.7	$21.7	$(24.1)	(1)	$27.3

Other reserves:
Deferred tax assets valuation allowance	$131.3	$(5.8)	$(8.8)	(3)	$114.3
			(2.4)	(4)

Year Ended September 30, 2015
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$39.1	$31.6	$(39.6)	(1)	$29.7
			(1.4)	(2)
Other reserves:
Deferred tax assets valuation allowance	$59.2	$5.1	66.1	(3)	$131.3
			(2.6)	(4)
			3.5	(5)
Year Ended September 30, 2014
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$39.5	$43.5	$(43.0)	(1)	$39.1
			(0.9)	(2)
Other reserves:
Deferred tax assets valuation allowance	$97.6	$0.4	$(34.0)	(3)	$59.2
			$(4.8)	(4)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Effects of currency exchange.

(3)	Foreign tax credit valuation allowance adjustment.

(4)	Decrease in unusable foreign operating loss carryforwards.

(5)	Acquisitions

EXHIBIT INDEX

Exhibit No.	Description
10.10	Description of oral compensation arrangement for Messrs. Walsh, Oliver, Perreault and Ms. Gaudiosi.

10.15	Form of Change in Control Agreement for Mr. Roger Perreault dated December 7, 2015.

10.24	Summary of Director Compensation as of October 1, 2016.

10.25	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.

10.26	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.

10.29	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated effective July 26, 2016.

10.30	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.

10.31	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2016, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase