Form 10-Q
period 2017-06-30
UGI CORP /PA/
filed 2017-08-04
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 31, 2017, there were 173,373,824 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

- i -

UGI CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	June 30, 2017	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$604.3	$502.8	$909.2
Restricted cash	6.7	15.6	9.6
Accounts receivable (less allowances for doubtful accounts of $33.0, $27.3 and $32.1, respectively)	628.2	551.6	607.0
Accrued utility revenues	5.9	12.8	10.1
Inventories	216.1	210.3	184.2
Utility regulatory assets	7.8	3.2	3.3
Derivative instruments	13.3	30.9	39.4
Prepaid expenses and other current assets	85.0	96.6	116.7
Total current assets	1,567.3	1,423.8	1,879.5
Property, plant and equipment, at cost (less accumulated depreciation and amortization of $3,337.5, $3,107.3 and $3,037.9, respectively)	5,422.1	5,238.0	5,108.2
Goodwill	3,032.3	2,989.0	2,981.3
Intangible assets, net	571.2	580.3	587.9
Utility regulatory assets	391.0	391.9	342.0
Derivative instruments	3.1	6.5	10.6
Other assets	259.4	217.7	194.4
Total assets	$11,246.4	$10,847.2	$11,103.9
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$119.1	$29.5	$379.6
Short-term borrowings	163.9	291.7	144.0
Accounts payable	359.0	391.2	337.0
Derivative instruments	20.1	48.5	26.0
Other current liabilities	617.5	681.1	700.1
Total current liabilities	1,279.6	1,442.0	1,586.7
Long-term debt	4,014.6	3,766.0	3,737.0
Deferred income taxes	1,279.8	1,216.2	1,210.4
Deferred investment tax credits	3.0	3.3	3.3
Derivative instruments	15.6	21.9	13.2
Other noncurrent liabilities	812.7	796.0	716.6
Total liabilities	7,405.3	7,245.4	7,267.2
Commitments and contingencies (Note 9)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 173,960,691, 173,894,141 and 173,875,641 shares, respectively)	1,187.8	1,201.6	1,201.3
Retained earnings	2,151.9	1,840.9	1,925.8
Accumulated other comprehensive loss	(135.9)	(154.7)	(156.6)
Treasury stock, at cost	(27.1)	(36.9)	(21.3)
Total UGI Corporation stockholders’ equity	3,176.7	2,850.9	2,949.2
Noncontrolling interests, principally in AmeriGas Partners	664.4	750.9	887.5
Total equity	3,841.1	3,601.8	3,836.7
Total liabilities and equity	$11,246.4	$10,847.2	$11,103.9
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues	$1,153.5	$1,130.8	$5,006.8	$4,709.5
Costs and expenses:
Cost of sales (excluding depreciation shown below)	618.5	433.0	2,337.1	1,943.9
Operating and administrative expenses	445.7	445.5	1,396.7	1,390.6
Utility taxes other than income taxes	3.7	4.0	12.3	12.2
Depreciation	89.6	82.8	258.1	251.9
Amortization	14.5	15.3	43.4	47.5
Other operating income, net	(15.7)	(5.5)	(17.4)	(13.2)
	1,156.3	975.1	4,030.2	3,632.9
Operating (loss) income	(2.8)	155.7	976.6	1,076.6
Income (loss) from equity investees	0.9	—	3.0	(0.1)
Loss on extinguishments of debt	(4.4)	(37.1)	(59.7)	(37.1)
Losses on foreign currency contracts, net	(16.2)	—	(16.1)	—
Interest expense	(56.8)	(56.4)	(168.0)	(171.6)
(Loss) income before income taxes	(79.3)	62.2	735.8	867.8
Income tax benefit (expense)	17.1	(33.6)	(195.3)	(263.3)
Net (loss) income including noncontrolling interests	(62.2)	28.6	540.5	604.5
Add net loss (deduct net income) attributable to noncontrolling interests, principally in AmeriGas Partners	43.2	32.1	(108.9)	(196.0)
Net (loss) income attributable to UGI Corporation	$(19.0)	$60.7	$431.6	$408.5
(Loss) earnings per common share attributable to UGI Corporation stockholders:
Basic	$(0.11)	$0.35	$2.49	$2.36
Diluted	$(0.11)	$0.34	$2.44	$2.33
Weighted average common shares outstanding (thousands):
Basic	173,742	173,395	173,625	172,954
Diluted	173,742	175,974	177,125	175,260
Dividends declared per common share	$0.2500	$0.2375	$0.7250	$0.6925
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income including noncontrolling interests	$(62.2)	$28.6	$540.5	$604.5
Other comprehensive income (loss):
Net (losses) gains on derivative instruments (net of tax of $3.4, $(3.4), $(2.3) and $10.9, respectively)	(6.6)	7.8	5.2	(15.1)
Reclassifications of net (gains) losses on derivative instruments (net of tax of $(0.2), $(0.4), $4.4 and $5.5, respectively)	(0.2)	0.6	(10.1)	(9.0)
Foreign currency adjustments	75.5	(35.4)	22.4	(18.9)
Benefit plans (net of tax of $0.0, $(0.3), $(0.9) and $(0.7), respectively)	(0.1)	0.3	1.3	1.0
Other comprehensive income (loss)	68.6	(26.7)	18.8	(42.0)
Comprehensive income including noncontrolling interests	6.4	1.9	559.3	562.5
Add comprehensive loss (deduct comprehensive income) attributable to noncontrolling interests, principally in AmeriGas Partners	43.2	32.1	(108.9)	(196.0)
Comprehensive income attributable to UGI Corporation	$49.6	$34.0	$450.4	$366.5
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$540.5	$604.5
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	301.5	299.4
Deferred income taxes	46.9	76.9
Provision for uncollectible accounts	19.3	18.3
Change in unrealized gains on derivative instruments	(29.0)	(133.0)
Loss on extinguishments of debt	59.7	37.1
Settlement of UGI Utilities interest rate protection agreements	—	(36.0)
Other, net	37.8	12.3
Net change in:
Accounts receivable and accrued utility revenues	(86.7)	(15.6)
Inventories	(4.4)	54.6
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(12.5)	(11.5)
Accounts payable	5.1	(67.8)
Other current assets	3.1	(8.9)
Other current liabilities	(35.3)	32.7
Net cash provided by operating activities	846.0	863.0
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(471.9)	(370.6)
Acquisitions of businesses, net of cash acquired	(52.8)	(60.3)
Decrease in restricted cash	8.9	59.7
Other, net	(15.9)	4.1
Net cash used by investing activities	(531.7)	(367.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(125.6)	(119.6)
Distributions on AmeriGas Partners publicly held Common Units	(195.8)	(192.3)
Issuances of debt, net of issuance costs	1,307.1	1,432.8
Repayments of debt, including redemption premiums	(1,056.2)	(1,027.0)
Decrease in short-term borrowings	(132.6)	(26.5)
Receivables Facility net borrowings (repayments)	4.5	(19.5)
Issuances of UGI Common Stock	11.0	13.0
Repurchases of UGI Common Stock	(28.7)	(24.7)
Other	(0.8)	12.4
Net cash (used) provided by financing activities	(217.1)	48.6
EFFECT OF EXCHANGE RATE CHANGES ON CASH	4.3	(5.0)
Cash and cash equivalents increase	$101.5	$539.5
CASH AND CASH EQUIVALENTS
End of period	$604.3	$909.2
Beginning of period	502.8	369.7
Increase	$101.5	$539.5
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars)

	Nine Months Ended June 30,
	2017	2016
Common stock, without par value
Balance, beginning of period	$1,201.6	$1,214.6
Common Stock issued in connection with employee and director plans (including losses on treasury stock transactions), net of tax withheld	(26.4)	(35.3)
Excess tax benefits realized on equity-based compensation	—	12.4
Equity-based compensation expense	11.2	9.6
Gain on sale of treasury stock	1.4	—
Balance, end of period	$1,187.8	$1,201.3
Retained earnings
Balance, beginning of period	$1,840.9	$1,636.9
Cumulative effect of change in accounting for employee share-based payments	5.0	—
Net income attributable to UGI Corporation	431.6	408.5
Cash dividends on Common Stock	(125.6)	(119.6)
Balance, end of period	$2,151.9	$1,925.8
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(154.7)	$(114.6)
Net gains (losses) on derivative instruments	5.2	(15.1)
Reclassification of net gains on derivative instruments	(10.1)	(9.0)
Benefit plans	1.3	1.0
Foreign currency adjustments	22.4	(18.9)
Balance, end of period	$(135.9)	$(156.6)
Treasury stock
Balance, beginning of period	$(36.9)	$(44.9)
Common stock issued in connection with employee and director plans, net of tax withheld	44.7	72.9
Repurchases of Common Stock	(28.7)	(24.7)
Reacquired common stock — employee and director plans	(6.4)	(24.6)
Sale of treasury stock	0.2	—
Balance, end of period	$(27.1)	$(21.3)
Total UGI Corporation stockholders’ equity	$3,176.7	$2,949.2
Noncontrolling interests
Balance, beginning of period	$750.9	$880.4
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	108.9	196.0
Dividends and distributions	(195.8)	(192.3)
Other	0.4	3.4
Balance, end of period	$664.4	$887.5
Total equity	$3,841.1	$3,836.7
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”). AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At June 30, 2017, the General Partner held a 1% general partner interest and a 25.3% limited partner interest in AmeriGas Partners and held an effective 27.1% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners comprises Common Units held by the public. The General Partner also holds incentive distribution rights that entitle it to receive distributions from AmeriGas Partners in excess of its 1% general partner interest under certain circumstances as further described in Note 14 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Company’s 2016 Annual Report”). Incentive distributions received by the General Partner during the nine months ended June 30, 2017 and 2016 were $32.2 and $27.7, respectively.

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

UGI Energy Services, LLC (“Energy Services, LLC”), a wholly owned subsidiary of Enterprises, conducts directly and through subsidiaries energy marketing, midstream transmission, liquefied natural gas (“LNG”), storage, natural gas gathering, natural gas production, electricity generation and energy services businesses primarily in the Mid-Atlantic and Northeast U.S. Energy Services, LLC’s wholly owned subsidiary, UGI Development Company (“UGID”), owns all or a portion of electricity generation facilities principally located in Pennsylvania. A first-tier subsidiary of Enterprises also conducts heating, ventilation, air-conditioning, refrigeration and electrical contracting businesses in the Mid-Atlantic region (“HVAC”). Energy Services, LLC and its subsidiaries’ storage, LNG and portions of its midstream transmission operations are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). We refer to the businesses of Energy Services, LLC and its subsidiaries and HVAC as “Midstream & Marketing.”

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

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	173,742	173,395	173,625	172,954
Incremental shares issuable for stock options and awards (a)	—	2,579	3,500	2,306
Weighted-average common shares outstanding — diluted	173,742	175,974	177,125	175,260

(a)
See “Adoption of New Accounting Standard — Employee Share-based Payments” below for a description of the impact on the calculation of diluted shares for the nine months ended June 30, 2017, resulting from the adoption of new accounting guidance regarding share-based payments. For the three months ended June 30, 2017, incremental shares of 3,556 have been excluded as such incremental shares would be antidilutive due to the net loss for the period.

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

Beginning October 1, 2016, in order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate between the euro and British pound sterling, we enter into forward foreign currency exchange contracts. Because these contracts do not qualify for hedge accounting treatment, realized and unrealized gains and losses on these contracts are recorded in “Losses on foreign currency contracts, net” on the Condensed Consolidated Statements of Income.

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

Impairment of Cost Basis Investments. We reduce the carrying values of our cost basis investments when we determine that a decline in fair value is other than temporary. During the second quarter of Fiscal 2017, we recorded a pre-tax loss of $7.0 associated with an other-than-temporary impairment of our investment in a private equity partnership that invests in renewable energy companies. This loss is reflected in “Other operating income, net” on the Condensed Consolidated Statements of Income. At June 30, 2017, the carrying amount of this investment was $11.0.

Deferred Debt Issuance Costs. During the fourth quarter of Fiscal 2016, we adopted new accounting guidance regarding the classification of deferred debt issuance costs. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issuance costs associated with line of credit facilities continue to be classified as “Other assets” on our Condensed Consolidated Balance Sheets. As a result of the retrospective application of the new accounting guidance, the Company has reflected $40.3 of such costs as a reduction to long-term debt, including current maturities, on the June 30, 2016, Condensed Consolidated Balance Sheet. Previously, these costs were presented within “Prepaid expenses and other current assets” and “Other assets.”

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

In December 2016, the French Parliament approved the Finance Bill for 2017 and amended the Finance Bill for 2016 (collectively, the “Finance Bills”). The Finance Bills, among other things, will reduce UGI France’s corporate income tax rate from the current 34.43% to 28.92%, effective for fiscal years starting after January 1, 2020 (Fiscal 2021). As a result of the future income tax rate reduction, during the first quarter of Fiscal 2017, the Company reduced its net deferred income tax liabilities and recognized an estimated deferred tax benefit of $27.4 (equal to $0.15 per basic and diluted share).

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

Adoption of New Accounting Standard — Employee Share-based Payments. Effective October 1, 2016, the Company adopted new accounting guidance issued to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Among other things, excess tax benefits and tax deficiencies associated with employee share-based awards that vest or are exercised are recognized as income tax benefit or expense and treated as discrete items in the reporting period in which they occur. In addition, assumed proceeds under the treasury stock method used for computing diluted shares outstanding no longer include windfall tax benefits in the diluted shares calculation.

In accordance with the required prospective method of transition relating to excess tax benefits, the Company recognized income tax benefits of $2.6 and $9.6 related to excess tax benefits for share-based awards that were exercised or vested during the three and nine months ended June 30, 2017, respectively. These amounts are reflected in “Income tax benefit (expense)” on the Condensed Consolidated Statements of Income. In addition, as of October 1, 2016, the Company recorded a $5.0 cumulative adjustment to increase retained earnings and decrease deferred income tax liabilities for excess tax benefits related to prior period unrecognized excess state tax benefits. The Company elected to use the prospective method of transition for classifying excess tax benefits as a cash flow from operating activity on the Condensed Consolidated Statements of Cash Flows and prior periods were not adjusted.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

The Company has historically presented employee taxes paid for net settled awards as a financing activity on the Condensed Consolidated Statements of Cash Flows and therefore there is no transition impact from this requirement. In addition, as provided by the new guidance, the Company has elected to account for forfeitures of share-based payments when they occur.

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

Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” Under the new accounting guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will perform its goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but not to exceed the total amount of the goodwill of the reporting unit. In addition, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment, if applicable. The provisions of the new accounting guidance are required to be applied prospectively. The new accounting guidance is effective for the Company for goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (Fiscal 2021). Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The Company expects to adopt the new guidance in the fourth quarter of Fiscal 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

annual periods beginning after December 15, 2017 (Fiscal 2019). Early adoption is permitted. The amendments in the ASU are required to be adopted on a retrospective basis. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

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

Note 4 — Inventories

Inventories comprise the following:

	June 30, 2017	September 30, 2016	June 30, 2016
Non-utility LPG and natural gas	$135.4	$129.8	$107.9
Gas Utility natural gas	21.8	29.2	13.5
Materials, supplies and other	58.9	51.3	62.8
Total inventories	$216.1	$210.3	$184.2

At June 30, 2017, UGI Utilities was a party to five principal storage contract administrative agreements (“SCAAs”) having terms ranging from one to three years. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of June 30, 2017, UGI Utilities had SCAAs with Energy Services, LLC and a non-affiliate. The carrying value of gas storage inventories released under the SCAAs with the non-affiliate at June 30, 2017, September 30, 2016 and June 30, 2016, comprising 1.1 billion cubic feet (“bcf”), 3.5 bcf and 1.8 bcf of natural gas, was $3.5, $7.6 and $3.3, respectively.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Note 5 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	June 30, 2017	September 30, 2016	June 30, 2016
Goodwill (not subject to amortization)	$3,032.3	$2,989.0	$2,981.3
Intangible assets:
Customer relationships, noncompete agreements and other	$801.6	$773.5	$778.1
Accumulated amortization	(362.8)	(324.8)	(321.3)
Intangible assets, net (definite-lived)	438.8	448.7	456.8
Trademarks and tradenames (indefinite-lived)	132.4	131.6	131.1
Total intangible assets, net	$571.2	$580.3	$587.9
The changes in goodwill and intangible assets are primarily due to acquisitions and the effects of currency translation. Amortization expense of intangible assets was $12.6 and $13.4 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense of intangible assets was $37.5 and $41.4 for the nine months ended June 30, 2017 and 2016, respectively. Amortization expense included in “Cost of sales” on the Condensed Consolidated Statements of Income was not material. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2017 and for the next four fiscal years is as follows: remainder of Fiscal 2017 — $12.6; Fiscal 2018 — $49.8; Fiscal 2019 — $47.9; Fiscal 2020 — $46.5; Fiscal 2021 — $44.6.

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

	June 30, 2017	September 30, 2016	June 30, 2016
Regulatory assets:
Income taxes recoverable	$122.7	$115.7	$119.6
Underfunded pension and postretirement plans	171.8	183.1	133.4
Environmental costs	61.6	59.4	60.7
Deferred fuel and power costs	7.0	0.1	—
Removal costs, net	29.4	27.9	22.4
Other	6.3	8.9	9.2
Total regulatory assets	$398.8	$395.1	$345.3
Regulatory liabilities (a):
Postretirement benefits	$16.7	$17.5	$19.7
Deferred fuel and power refunds	12.6	22.3	34.4
State tax benefits — distribution system repairs	16.7	15.1	14.6
Other	2.7	0.7	1.2
Total regulatory liabilities	$48.7	$55.6	$69.9

(a)	Regulatory liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

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

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized (losses) gains on such contracts at June 30, 2017, September 30, 2016 and June 30, 2016 were $(0.1), $4.3 and $5.5, respectively.

Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At June 30, 2017, September 30, 2016 and June 30, 2016, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception (see Note 12).

In order to reduce volatility associated with a substantial portion of its electric transmission congestion costs, Electric Utility obtains financial transmission rights (“FTRs”). FTRs are derivative instruments that entitle the holder to receive compensation for electricity transmission congestion charges when there is insufficient electricity transmission capacity on the electric transmission grid. Because Electric Utility is entitled to fully recover its DS costs, realized and unrealized gains or losses on FTRs are included in deferred fuel and power costs or deferred fuel and power refunds. Unrealized gains or losses on FTRs at June 30, 2017, September 30, 2016, and June 30, 2016, were not material.

Base Rate Filings. On January 19, 2017, PNG filed a rate request with the PUC to increase PNG’s base operating revenues for residential, commercial and industrial customers by $21.7 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PNG requested that the new gas rates become effective March 20, 2017. The PUC entered an Order dated February 9, 2017, suspending the effective date for the rate increase to allow for investigation and public hearings. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PUC. Under the terms of the Joint Petition, UGI Utilities will be permitted, effective October 20, 2017, to increase PNG’s annual base distribution rates by $11.3. On July 25, 2017, the PUC administrative law judge recommended that the settlement be adopted without modification. Although the Company expects to receive the final order from the PUC approving the settlement by October 2017, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions seeking approval to increase the maximum allowable DSIC from 5% to 10% of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at the Company’s Long-term Infrastructure Improvement Plan filing in 2018.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism, capped at 5% of distribution charges billed to customers, effective January 1, 2017. Revenue collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an administrative law judge. UGI Gas will be permitted to recover revenue under the mechanism for the amount of DSIC-eligible plant placed into service in excess of the threshold amount of DSIC-eligible plant agreed upon in the settlement of its recent base rate case. Achievement of that threshold is not likely to occur prior to September 30, 2017.

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

Under the Receivables Facility, Energy Services, LLC transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold and, subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a major bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. ESFC was created and has been structured to isolate its assets from creditors of Energy Services, LLC and its affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services, LLC continues to service, administer and collect trade receivables on behalf of the bank, as applicable. Losses on sales of receivables to the bank during the three and nine months ended June 30, 2017 and 2016, which are included in “Interest expense” on the Condensed Consolidated Statements of Income, were not material.

Information regarding the trade receivables transferred to ESFC and the amounts sold to the bank for the nine months ended June 30, 2017 and 2016, as well as the balance of ESFC trade receivables at June 30, 2017, September 30, 2016 and June 30, 2016, is as follows:

	Nine Months Ended June 30,
	2017	2016
Trade receivables transferred to ESFC during the period	$848.3	$615.3
ESFC trade receivables sold to the bank during the period	$186.0	$167.5

	June 30, 2017	September 30, 2016	June 30, 2016
ESFC trade receivables - end of period (a)	$51.6	$35.7	$40.4

(a)
At June 30, 2017 and September 30, 2016, the amounts of ESFC trade receivables sold to the bank were $30.0 and $25.5, respectively, and are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. At June 30, 2016, there were no ESFC trade receivables sold to the bank.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

In February 2017, AmeriGas Partners issued $525 principal amount of 5.75% Senior Notes due May 2027 (the “AmeriGas Partners’ 5.75% Senior Notes”). The AmeriGas Partners’ 5.75% Senior Notes rank equally with AmeriGas Partners’ existing outstanding senior notes. The net proceeds from the issuance of the AmeriGas Partners’ 5.75% Senior Notes were used in February 2017 for (1) the early repayment, pursuant to a tender offer, of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $378.3 plus accrued and unpaid interest and early redemption premiums; (2) the repayment of short-term borrowings; and (3) general corporate purposes.

In May 2017, AmeriGas Partners repaid the remaining AmeriGas Partners’ 7.00% Senior Notes not previously tendered, having an aggregate principal balance of $102.5, plus early redemption premiums and accrued and unpaid interest.

In connection with the early repayments of AmeriGas’ Senior Notes, during the three and nine months ended June 30, 2017 and 2016, the Partnership recognized pre-tax losses which are reflected in “Loss on extinguishments of debt” on the Condensed Consolidated Statements of Income and comprise the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Early redemption premiums	$3.6	$30.4	$51.3	$30.4
Write-off of unamortized debt issuance costs	0.8	6.7	8.4	6.7
Loss on extinguishments of debt	$4.4	$37.1	$59.7	$37.1

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
Each of UGI Utilities and its subsidiaries, CPG and PNG, has entered into an agreement with the Pennsylvania Department of Environmental Protection (“DEP”) to address the remediation of former MGPs in Pennsylvania (each, a “COA”). The COAs require UGI Gas, CPG and PNG to perform a specified level of activities associated with environmental investigation and remediation work at certain properties in Pennsylvania on which MGP-related facilities were previously operated (“MGP Properties”) and, in the case of CPG, to plug a minimum number of non-producing natural gas wells per year. Under these agreements, in any calendar year, required environmental expenditures relating to the MGP Properties and, with respect to CPG, the natural gas wells, are capped at $2.5, $1.8, and $1.1, for UGI Gas, CPG and PNG, respectively. The COAs for UGI Gas, CPG and PNG are scheduled to terminate at the end of 2031, 2018, and 2019, respectively, but each COA may be terminated by either party at the end of any two-year period beginning with the original effective date of the COA. At June 30, 2017, September 30, 2016 and June 30, 2016, our estimated accrued liabilities for environmental investigation and remediation costs related to the COAs for UGI Gas, CPG and PNG totaled $55.2, $55.1 and $56.0, respectively. UGI Gas, CPG, and PNG have recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 6).

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by its former subsidiaries. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by former subsidiaries of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At June 30, 2017, September 30, 2016 and June 30, 2016, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside of Pennsylvania was material.

AmeriGas Propane

AmeriGas OLP Saranac Lake. By letter dated March 6, 2008, the New York State Department of Environmental Conservation (“DEC”) notified AmeriGas OLP that DEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on its Registry of Inactive Hazardous Waste Disposal Sites. A site characterization study performed by the DEC disclosed contamination related to a former MGP. At that time, AmeriGas OLP reviewed the preliminary site characterization prepared by the DEC and researched the history of the site, including the extent of AmeriGas OLP’s ownership of the site. In its written response to the DEC in early 2009, AmeriGas OLP disputed DEC’s contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site. The DEC did not respond to the 2009 communication. In March 2017, the DEC communicated to AmeriGas OLP that the DEC had performed significant testing at the site and had drafted three Records of Decision (“RODs”) related to the site and requested additional information related to AmeriGas OLP’s purported ownership of the site.  The DEC has estimated that its selected remediation plan will cost approximately $27.0. AmeriGas OLP is in the process of responding to the DEC’s request for ownership information and continues to assert defenses based on the nature of its ownership and use of the site. AmeriGas believes it has identified other PRPs and is reviewing the appropriateness of the DEC’s remediation plan, which could affect the amount and allocation of financial responsibility. To AmeriGas OLP’s knowledge, the DEC has not commenced implementation of the remediation plan and has not indicated when such remediation will start.  Based upon currently available information, the Partnership is unable to estimate the ultimate outcome and timing with respect to the resolution of this matter.  The Partnership is working with outside counsel and its environmental consultants to determine the potential exposure and liability due to AmeriGas OLP’s purported ownership of the site.  Based on our preliminary evaluation of the available information, during the third quarter of Fiscal 2017, the Partnership accrued an environmental remediation liability of $7.5 related to the site, which amount is included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  In July 2015, the District Court dismissed all claims brought by direct customers. In June 2017, the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) ruled en banc to reverse the dismissal by the District Court, which had previously been affirmed by a panel of the Eighth Circuit.  We are considering the filing of a Petition for a Writ of Certiorari to the U.S. Supreme Court appealing the decision of the Eighth Circuit.

In July 2015, the District Court also dismissed all claims brought by the indirect customers other than those for injunctive relief.  The indirect customers filed an amended complaint with the District Court claiming injunctive relief and state law claims under Wisconsin, Maine and Vermont law.  In September 2016, the District Court dismissed the amended complaint in its entirety.  The indirect customers appealed this decision to the Eighth Circuit; such appeal was subject to a stay pending the en banc review of the direct purchasers’ claims.  In light of the Eighth Circuit decision with respect to the direct purchaser claims, the briefing schedule in respect of the indirect purchaser appeal will now resume.  On July 21, 2016, several new indirect customer plaintiffs filed an antitrust class action lawsuit against the Partnership in the Western District of Missouri.  The new indirect customer class action lawsuit was dismissed in September 2016 and certain indirect customer plaintiffs appealed the decision, consolidating their appeal with the indirect customer appeal still pending in the Eighth Circuit.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Net periodic pension expense and other postretirement benefit costs include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended June 30,	2017	2016	2017	2016
Service cost	$3.0	$2.6	$0.3	$0.2
Interest cost	6.2	6.7	0.2	0.2
Expected return on assets	(8.4)	(8.0)	(0.2)	(0.2)
Amortization of:
Prior service cost (benefit)	0.1	—	(0.2)	(0.1)
Actuarial loss	4.2	2.7	0.1	—
Net benefit cost	5.1	4.0	0.2	0.1
Change in associated regulatory liabilities	—	—	(0.1)	0.9
Net benefit cost after change in regulatory liabilities	$5.1	$4.0	$0.1	$1.0

	Pension Benefits		Other Postretirement Benefits
Nine Months Ended June 30,	2017	2016	2017	2016
Service cost	$9.0	$7.6	$0.7	$0.6
Interest cost	18.5	19.9	0.6	0.7
Expected return on assets	(25.0)	(24.0)	(0.5)	(0.5)
Amortization of:
Prior service cost (benefit)	0.2	0.2	(0.5)	(0.4)
Actuarial loss	12.5	8.1	0.2	—
Net benefit cost	15.2	11.8	0.5	0.4
Change in associated regulatory liabilities	—	—	(0.4)	2.6
Net benefit cost after change in regulatory liabilities	$15.2	$11.8	$0.1	$3.0

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the nine months ended June 30, 2017 and 2016, the Company made cash contributions to the U.S. Pension Plan of $8.5 and $7.4, respectively. The Company expects to make additional discretionary cash contributions of approximately $2.8 to the U.S. Pension Plan during the remainder of Fiscal 2017.

UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the nine months ended June 30, 2017 and 2016.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net periodic costs associated with these plans for the three and nine months ended June 30, 2017 and 2016, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Note 11 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents on a gross basis our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy, as of June 30, 2017, September 30, 2016 and June 30, 2016:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
June 30, 2017:
Derivative instruments:
Assets:
Commodity contracts	$29.3	$10.5	$—	$39.8
Foreign currency contracts	$—	$11.3	$—	$11.3
Liabilities:
Commodity contracts	$(25.6)	$(17.3)	$—	$(42.9)
Foreign currency contracts	$—	$(24.3)	$—	$(24.3)
Interest rate contracts	$—	$(2.2)	$—	$(2.2)
Cross-currency contracts	$—	$(0.9)	$—	$(0.9)
Non-qualified supplemental postretirement grantor trust investments (a)	$35.8	$—	$—	$35.8
September 30, 2016:
Derivative instruments:
Assets:
Commodity contracts	$28.9	$26.0	$—	$54.9
Foreign currency contracts	$—	$17.8	$—	$17.8
Liabilities:
Commodity contracts	$(76.8)	$(21.8)	$—	$(98.6)
Foreign currency contracts	$—	$(2.4)	$—	$(2.4)
Interest rate contracts	$—	$(3.9)	$—	$(3.9)
Cross-currency contracts	$—	$(0.5)	$—	$(0.5)
Non-qualified supplemental postretirement grantor trust investments (a)	$33.0	$—	$—	$33.0
June 30, 2016:
Derivative instruments:
Assets:
Commodity contracts	$39.9	$30.3	$—	$70.2
Foreign currency contracts	$—	$18.6	$—	$18.6
Cross-currency contracts	$—	$0.3	$—	$0.3
Liabilities:
Commodity contracts	$(47.1)	$(24.3)	$—	$(71.4)
Foreign currency contracts	$—	$(0.8)	$—	$(0.8)
Interest rate contracts	$—	$(3.8)	$—	$(3.8)
Non-qualified supplemental postretirement grantor trust investments (a)	$32.0	$—	$—	$32.0

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans.

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at June 30, 2017, September 30, 2016 and June 30, 2016 were as follows:

	June 30, 2017	September 30, 2016	June 30, 2016
Carrying amount	$4,175.3	$3,832.3	$4,156.9
Estimated fair value	$4,267.0	$4,052.3	$4,312.0

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Electricity

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At June 30, 2017, September 30, 2016 and June 30, 2016, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

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

We account for interest rate swaps and IRPAs as cash flow hedges. At June 30, 2017, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce exposure to foreign exchange rate volatility related to our foreign LPG operations, through September 30, 2016, we entered into forward foreign currency exchange contracts to hedge a portion of anticipated U.S. dollar-denominated LPG product purchases primarily during the heating-season months of October through March. We account for these foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. At June 30, 2017, the amount of net gains associated with currency rate risk expected to be reclassified into earnings during the next twelve months based upon current fair values is $2.4.

Beginning October 1, 2016, in order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate between the euro and British pound sterling, we enter into forward foreign currency exchange contracts. The fair value of these forward foreign currency contracts are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Changes in the fair value of these foreign currency exchange contracts are recorded in “Losses on foreign currency contracts, net,” on the Condensed Consolidated Statements of Income.

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

At June 30, 2017, the amount of net losses associated with such cross-currency swaps expected to be reclassified into earnings during the next twelve months is not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts as of June 30, 2017, September 30, 2016 and June 30, 2016, and the final settlement date of the Company's open derivative transactions as of June 30, 2017, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	June 30, 2017	September 30, 2016	June 30, 2016
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2018	12.7	18.4	13.4
FTRs	Kilowatt hours	May 2018	139.4	58.3	80.6
Non-utility Operations
LPG swaps & options	Gallons	September 2019	284.9	396.9	406.4
Natural gas futures, forward and pipeline contracts	Dekatherms	December 2021	55.5	71.1	79.6
Natural gas basis swap contracts	Dekatherms	March 2021	113.2	118.3	106.3
NYMEX natural gas storage	Dekatherms	March 2019	1.6	1.9	1.8
NYMEX propane storage	Gallons	March 2018	0.3	—	—
Electricity long forward and futures contracts	Kilowatt hours	May 2021	686.3	761.2	558.0
Electricity short forward and futures contracts	Kilowatt hours	April 2021	471.4	264.6	344.7
Interest Rate Risk:
Interest rate swaps	Euro	October 2020	€645.8	€645.8	€645.8
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2020	$467.4	$314.3	$316.8
Cross-currency swaps	USD	September 2018	$59.1	$59.1	$59.1

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2017, September 30, 2016 and June 30, 2016, restricted cash in brokerage accounts totaled $6.7, $15.6 and $9.6, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at June 30, 2017. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of June 30, 2017, September 30, 2016 and June 30, 2016:

	June 30, 2017	September 30, 2016	June 30, 2016
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$5.2	$17.8	$18.6
Cross-currency contracts	—	—	0.3
	5.2	17.8	18.9
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1.2	4.5	5.7
Derivatives not designated as hedging instruments:
Commodity contracts	38.6	50.4	64.5
Foreign currency contracts	6.1	—	—
	44.7	50.4	64.5
Total derivative assets — gross	51.1	72.7	89.1
Gross amounts offset in the balance sheet	(34.6)	(35.0)	(36.8)
Cash collateral received	(0.1)	(0.3)	(2.3)
Total derivative assets — net	$16.4	$37.4	$50.0
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$(2.1)	$(2.4)	$(0.8)
Cross-currency contracts	(0.9)	(0.5)	—
Interest rate contracts	(2.2)	(3.9)	(3.8)
	(5.2)	(6.8)	(4.6)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(1.2)	(0.5)	(0.6)
Derivatives not designated as hedging instruments:
Commodity contracts	(41.7)	(98.1)	(70.8)
Foreign currency contracts	(22.2)	—	—
	(63.9)	(98.1)	(70.8)
Total derivative liabilities — gross	(70.3)	(105.4)	(76.0)
Gross amounts offset in the balance sheet	34.6	35.0	36.8
Total derivative liabilities — net	$(35.7)	$(70.4)	$(39.2)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Effect of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and nine months ended June 30, 2017 and 2016:

Three Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2017	2016	2017	2016
Foreign currency contracts	$(10.2)	$11.5	$0.8	$0.2	Cost of sales
Cross-currency contracts	0.3	0.3	0.1	0.1	Interest expense/other operating income, net
Interest rate contracts	(0.1)	(0.6)	(0.9)	(1.3)	Interest expense
Total	$(10.0)	$11.2	$—	$(1.0)

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2017	2016
Commodity contracts	$(25.2)	$44.8	Cost of sales
Commodity contracts	0.6	0.1	Revenues
Foreign currency contracts	(16.2)	—	Losses on foreign currency contracts, net
Total	$(40.8)	$44.9

Nine Months Ended June 30,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2017	2016	2017	2016
Foreign currency contracts	$5.3	$6.2	$17.6	$17.4	Cost of sales
Cross-currency contracts	0.5	—	(0.2)	0.3	Interest expense/other operating income, net
Interest rate contracts	1.7	(32.2)	(2.9)	(3.2)	Interest expense
Total	$7.5	$(26.0)	$14.5	$14.5

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2017	2016
Commodity contracts	$105.3	$(7.4)	Cost of sales
Commodity contracts	1.5	1.9	Revenues
Commodity contracts	—	(0.1)	Operating and administrative expenses
Foreign currency contracts	(16.1)	—	Losses on foreign currency contracts, net
Total	$90.7	$(5.6)

For the three and nine months ended June 30, 2017, the amounts of derivative gains or losses representing ineffectiveness were not material. For the three months ended June 30, 2016, the amounts of derivative gains or losses representing ineffectiveness were not material. For the nine months ended June 30, 2016, the amounts of derivative gains or losses representing ineffectiveness were losses of $5.5, which were included in “Other operating income, net,” on the Condensed Consolidated Statements of Income

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

and were related to interest rate contracts at UGI France SAS. For the three and nine months ended June 30, 2017 and 2016, the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing were not material.

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

Note 13 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI during the three and nine months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2017	$(27.7)	$(11.5)	$(165.3)	$(204.5)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(6.6)	75.5	68.9
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	(0.1)	—	—	(0.1)
Reclassification adjustments tax expense	—	(0.2)	—	(0.2)
Reclassification adjustments (after-tax)	(0.1)	(0.2)	—	(0.3)
Other comprehensive (loss) income attributable to UGI	(0.1)	(6.8)	75.5	68.6
AOCI — June 30, 2017	$(27.8)	$(18.3)	$(89.8)	$(135.9)

Three Months Ended June 30, 2016	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — March 31, 2016	$(19.7)	$(21.3)	$(88.9)	$(129.9)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	—	7.8	(35.4)	(27.6)
Amounts reclassified from AOCI and noncontrolling interests:
Reclassification adjustments (pre-tax)	0.6	1.0	—	1.6
Reclassification adjustments tax expense	(0.3)	(0.4)	—	(0.7)
Reclassification adjustments (after-tax)	0.3	0.6	—	0.9
Other comprehensive income (loss) attributable to UGI	0.3	8.4	(35.4)	(26.7)
AOCI — June 30, 2016	$(19.4)	$(12.9)	$(124.3)	$(156.6)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Nine Months Ended June 30, 2017	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2016	$(29.1)	$(13.4)	$(112.2)	$(154.7)
Other comprehensive income before reclassification adjustments (after-tax)	—	5.2	22.4	27.6
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	2.2	(14.5)	—	(12.3)
Reclassification adjustments tax (benefit) expense	(0.9)	4.4	—	3.5
Reclassification adjustments (after-tax)	1.3	(10.1)	—	(8.8)
Other comprehensive income (loss) attributable to UGI	1.3	(4.9)	22.4	18.8
AOCI — June 30, 2017	$(27.8)	$(18.3)	$(89.8)	$(135.9)

Nine Months Ended June 30, 2016	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2015	$(20.4)	$11.2	$(105.4)	$(114.6)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(15.1)	(18.9)	(34.0)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.7	(14.5)	—	(12.8)
Reclassification adjustments tax (benefit) expense	(0.7)	5.5	—	4.8
Reclassification adjustments (after-tax)	1.0	(9.0)	—	(8.0)
Other comprehensive income (loss) attributable to UGI	1.0	(24.1)	(18.9)	(42.0)
AOCI — June 30, 2016	$(19.4)	$(12.9)	$(124.3)	$(156.6)
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

As a result of changes in the composition of information reported to our chief operating decision maker (“CODM”), effective October 1, 2016, we combined (1) our UGI France reportable segment with our Flaga & Other reportable segment, collectively referred to as “UGI International”; and (2) our Energy Services reportable segment with our Electric Generation reportable segment, collectively referred to as “Midstream & Marketing.” In accordance with GAAP, prior-period amounts have been restated to reflect these changes.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Three Months Ended June 30, 2017	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (b)
Revenues	$1,153.5	$(36.9)	(c)	$467.5	$351.3	$222.8	$146.6	$2.2
Cost of sales	$618.5	$(36.2)	(c)	$197.5	$178.2	$189.4	$52.0	$37.6
Segment profit:
Operating (loss) income	$(2.8)	$0.1		$4.6	$0.5	$2.8	$27.7	$(38.5)
Income from equity investees	0.9	—		—	0.1	0.8	—	—
Losses on foreign currency contracts, net	(16.2)	—		—	(0.2)	—	—	(16.0)
Loss on extinguishment of debt	(4.4)	—		(4.4)	—	—	—	—
Interest expense	(56.8)	—		(40.6)	(5.6)	(0.3)	(10.2)	(0.1)
(Loss) income before income taxes	$(79.3)	$0.1		$(40.4)	$(5.2)	$3.3	$17.5	$(54.6)
Partnership Adjusted EBITDA (a)				$58.4
Noncontrolling interests’ net loss	$(43.2)	$—		$(38.5)	$(0.3)	$—	$—	$(4.4)
Depreciation and amortization	$104.1	$(0.1)		$46.2	$31.1	$8.8	$17.9	$0.2
Capital expenditures (including the effects of accruals)	$140.9	$—		$20.9	$19.1	$21.7	$79.1	$0.1

Three Months Ended June 30, 2016 (d)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (b)
Revenues	$1,130.8	$(17.5)	(c)	$446.7	$395.5	$166.0	$140.3	$(0.2)
Cost of sales	$433.0	$(16.7)	(c)	$170.8	$179.7	$124.1	$44.4	$(69.3)
Segment profit:
Operating income	$155.7	$0.1		$18.3	$33.5	$11.3	$29.8	$62.7
Loss from equity investees	—	—		—	—	—	—	—
Loss on extinguishments of debt	(37.1)	—		(37.1)	—	—	—	—
Interest expense	(56.4)	—		(40.9)	(5.8)	(0.4)	(9.1)	(0.2)
Income (loss) before income taxes	$62.2	$0.1		$(59.7)	$27.7	$10.9	$20.7	$62.5
Partnership Adjusted EBITDA (a)				$64.6
Noncontrolling interests’ net (loss) income	$(32.1)	$—		$(52.4)	$(0.1)	$—	$—	$20.4
Depreciation and amortization	$98.1	$(0.1)		$46.4	$27.4	$7.6	$16.6	$0.2
Capital expenditures (including the effects of accruals)	$137.4	$—		$18.7	$25.9	$36.3	$56.5	$—

Nine Months Ended June 30, 2017	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (b)
Revenues	$5,006.8	$(201.2)	(c)	$2,008.3	$1,511.1	$916.3	$768.0	$4.3
Cost of sales	$2,337.1	$(198.8)	(c)	$814.0	$749.3	$691.0	$326.0	$(44.4)
Segment profit:
Operating income	$976.6	$0.2		$373.8	$210.4	$134.6	$226.3	$31.3
Income (loss) from equity investees	3.0	—		—	(0.2)	3.2	—	—
Losses on foreign currency contracts, net	(16.1)	—		—	—	—	—	(16.1)
Loss on extinguishments of debt	(59.7)	—		(59.7)	—	—	—	—
Interest expense	(168.0)	—		(120.6)	(15.2)	(1.6)	(30.5)	(0.1)
Income before income taxes	$735.8	$0.2		$193.5	$195.0	$136.2	$195.8	$15.1
Partnership Adjusted EBITDA (a)				$514.7
Noncontrolling interests’ net income (loss)	$108.9	$—		$115.4	$—	$—	$—	$(6.5)
Depreciation and amortization	$301.5	$(0.2)		$135.8	$86.6	$25.6	$53.0	$0.7
Capital expenditures (including the effects of accruals)	$440.7	$—		$74.5	$62.1	$104.0	$199.7	$0.4
As of June 30, 2017
Total assets	$11,246.4	$(53.0)		$4,045.7	$2,887.7	$1,171.5	$2,904.5	$290.0
Short-term borrowings	$163.9	$—		$75.5	$8.4	$30.0	$50.0	$—
Goodwill	$3,032.3	$—		$2,001.4	$837.3	$11.5	$182.1	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts)

Nine Months Ended June 30, 2016 (d)	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (b)
Revenues	$4,709.5	$(116.7)	(c)	$1,918.3	$1,552.4	$691.7	$660.3	$3.5
Cost of sales	$1,943.9	$(114.3)	(c)	$712.2	$753.5	$468.3	$257.3	$(133.1)
Segment profit:
Operating income	$1,076.6	$0.2		$398.3	$230.1	$132.0	$192.6	$123.4
Loss from equity investees	(0.1)	—		—	(0.1)	—	—	—
Loss on extinguishments of debt	(37.1)	—		(37.1)	—	—	—	—
Interest expense	(171.6)	—		(122.7)	(18.8)	(1.7)	(27.9)	(0.5)
Income before income taxes	$867.8	$0.2		$238.5	$211.2	$130.3	$164.7	$122.9
Partnership Adjusted EBITDA (a)				$537.7
Noncontrolling interests’ net income	$196.0	$—		$150.9	$0.1	$—	$—	$45.0
Depreciation and amortization	$299.4	$(0.2)		$143.0	$82.9	$22.7	$50.3	$0.7
Capital expenditures (including the effects of accruals)	$384.8	$—		$74.5	$69.2	$75.0	$166.1	$—
As of June 30, 2016
Total assets	$11,103.9	$(82.6)		$4,376.1	$2,899.5	$998.0	$2,697.3	$215.6
Short-term borrowings	$144.0	$—		$11.4	$2.6	$—	$130.0	$—
Goodwill	$2,981.3	$—		$1,978.2	$809.5	$11.5	$182.1	$—

(a)	The following table provides a reconciliation of Partnership Adjusted EBITDA to AmeriGas Propane (loss) income before income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Partnership Adjusted EBITDA	$58.4	$64.6	$514.7	$537.7
Depreciation and amortization	(46.2)	(46.4)	(135.8)	(143.0)
Interest expense	(40.6)	(40.9)	(120.6)	(122.7)
Loss on extinguishments of debt	(4.4)	(37.1)	(59.7)	(37.1)
MGP environmental remediation accrual	(7.5)	—	(7.5)	—
Noncontrolling interest (i)	(0.1)	0.1	2.4	3.6
(Loss) income before income taxes	$(40.4)	$(59.7)	$193.5	$238.5

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Corporate & Other results principally comprise (1) net expenses of UGI’s captive general liability insurance company and UGI’s corporate headquarters facility and (2) UGI’s unallocated corporate and general expenses and interest income. Corporate & Other results also include the effects of net pre-tax (losses) gains on commodity and certain foreign currency derivative instruments not associated with current-period transactions (including such amounts attributable to noncontrolling interests) totaling $(52.7) and $67.9 during the three months ended June 30, 2017 and 2016, respectively, and $28.9 and $133.0 during the nine months ended June 30, 2017 and 2016, respectively. Corporate & Other results for the nine months ended June 30, 2017, also includes a pre-tax loss of $7.0 associated with the impairment of a cost basis investment (see Note 2). Corporate & Other assets principally comprise cash and cash equivalents of UGI and its captive insurance company; UGI corporate headquarters’ assets; and our cost basis investment in a private equity partnership.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following analyses compare the Company’s results of operations for the three months ended June 30, 2017 (“2017 three-month period”) with the three months ended June 30, 2016 (“2016 three-month period”) and the nine months ended June 30, 2017 (“2017 nine-month period”) with the nine months ended June 30, 2016 (“2016 nine-month period”). Our analyses of results of operations should be read in conjunction with the segment information included in Note 14 to the condensed consolidated financial statements.

Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the heating-season months of October through March. As a result, our earnings, excluding the effects of gains and losses on commodity derivative instruments not associated with current period transactions as further discussed below, are significantly higher in our first and second fiscal quarters.

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

Executive Overview

Three Months Ended June 30, 2017 Results

GAAP Results. We recorded GAAP net loss attributable to UGI Corporation for the 2017 three-month period of $19.0 million (equal to a loss of $0.11 per diluted share), compared to GAAP net income attributable to UGI Corporation for the 2016 three-month period of $60.7 million (equal to $0.34 per diluted share). GAAP net income (loss) attributable to UGI in the 2017 and 2016 three-month periods includes the following:

•
The 2017 three-month period includes net after-tax losses on commodity derivative instruments not associated with current-period transactions of $19.8 million (equal to $0.10 per diluted share) and net after-tax unrealized losses on certain foreign currency derivative instruments of $10.5 million (equal to $0.06 per diluted share). The 2016 three-month period includes net after-tax gains on commodity derivative instruments not associated with current-period transactions of $29.6 million (equal to $0.16 per diluted share).

•
The 2017 and 2016 three-month periods reflect net after-tax integration expenses associated with Finagaz which decreased net income attributable to UGI by $4.6 million (equal to $0.03 per diluted share) and $2.8 million (equal to $0.02 per diluted share), respectively.

•
The 2017 and 2016 three-month periods include after-tax losses on extinguishments of debt at AmeriGas Propane of $0.7 million (equal to $0.01 per diluted share) and $6.1 million (equal to $0.03 per diluted share), respectively.

Adjusted Results. Adjusted net income attributable to UGI Corporation for the 2017 three-month period was $16.6 million (equal to $0.09 per diluted share) compared to $40.0 million (equal to $0.23 per diluted share) in the 2016 three-month period. The decrease in 2017 three-month period adjusted net income attributable to UGI principally comprises the following:

•	a $19.4 million decrease in adjusted net income from UGI International;

•	a $3.8 million decrease in adjusted net income from Midstream & Marketing;

•	a $2.3 million decrease in adjusted net income attributable to UGI from AmeriGas Propane; and

•	a $1.9 million decrease in adjusted net income from UGI Utilities.
Early spring temperatures based upon heating degree days during the 2017 three-month period were warmer than normal and warmer than the prior year at each of our domestic and international business units which reduced sales volumes. In addition, average unit margins at UGI International were lower than the prior year due to the impact of higher 2017 three-month period LPG costs and the beneficial impact on prior-year unit margins of declining LPG wholesale commodity costs. UGI Utilities 2017 three-month period results benefited from an increase in UGI Gas base rates effective October 19, 2016, and higher other operating income from an environmental insurance settlement.
Nine Months Ended June 30, 2017 Results

GAAP Results. We recorded GAAP net income attributable to UGI Corporation for the 2017 nine-month period of $431.6 million (equal to $2.44 per diluted share), compared to GAAP net income attributable to UGI Corporation for the 2016 nine-month period of $408.5 million (equal to $2.33 per diluted share). GAAP net income attributable to UGI in the 2017 and 2016 nine-month periods includes the following:

•
The 2017 nine-month period includes net after-tax gains on commodity derivative instruments not associated with current-period transactions of $29.3 million (equal to $0.17 per diluted share) and net after-tax unrealized losses on certain foreign currency instruments of $10.5 million (equal to $0.06 per diluted share). The 2016 nine-month period includes net after-

UGI CORPORATION AND SUBSIDIARIES

tax gains on commodity derivative instruments not associated with current-period transactions of $55.6 million (equal to $0.31 per diluted share).

•
The 2017 and 2016 nine-month periods reflect net after-tax integration expenses associated with Finagaz, which decreased net income attributable to UGI by $14.3 million (equal to $0.08 per diluted share) and $9.6 million (equal to $0.05 per diluted share), respectively.

•
The 2017 and 2016 nine-month periods include after-tax losses on extinguishments of debt at AmeriGas Propane of $9.6 million (equal to $0.05 per diluted share) and $6.1 million (equal to $0.03 per diluted share), respectively.

•
The 2017 nine-month period includes a $27.4 million decrease in net deferred income tax liabilities (equal to $0.15 per diluted share) resulting from a change in the French corporate income tax rate enacted in December 2016 that will become effective in Fiscal 2021.

Adjusted Results. Adjusted net income attributable to UGI for the 2017 nine-month period was $409.3 million (equal to $2.31 per diluted share) compared to $368.6 million (equal to $2.10 per diluted share) for the 2016 nine-month period. The increase in 2017 nine-month period adjusted net income attributable to UGI principally comprises the following:

•	a $20.9 million increase in adjusted net income from UGI Utilities;

•	a $10.6 million increase in adjusted net income from UGI International;

•	a $5.9 million increase in adjusted net income from Midstream & Marketing; and

•	a $2.7 million decrease in adjusted net income attributable to UGI from AmeriGas Propane.
Although average temperatures during the 2017 nine-month period were warmer than normal at each of our domestic and international business units, average temperatures were slightly colder than the significantly warmer-than-normal weather experienced in the prior-year nine-month period. UGI Utilities’ 2017 nine-month period results reflect the impact of an increase in UGI Gas base rates effective October 19, 2016. UGI International LPG bulk volumes were higher in the 2017 nine-month period but average unit margins were lower reflecting the negative effects on margin from rising LPG commodity costs in the current year compared with the beneficial effects on margin from declining LPG commodity costs experienced during the prior year. The adjusted 2017 nine-month period income also reflects a slightly lower effective income tax rate.
Although the British pound sterling during the 2017 three- and nine-month periods averaged nearly 10% and 13% weaker than in the same periods in the prior year, respectively, and the euro during both 2017 periods was slightly weaker, the translation effects of these weaker currencies did not negatively impact UGI International’s 2017 three-month and nine-month net income due to gains on foreign currency exchange contracts.
We believe each of our business units has sufficient liquidity in the form of revolving credit facilities and, with respect to Midstream & Marketing, also an accounts receivable securitization facility, to fund business operations during Fiscal 2017 (see “Financial Condition and Liquidity”).

Non-GAAP Financial Measures
As previously mentioned, UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. For the 2017 and 2016 three- and nine-month periods, adjusted net income attributable to UGI Corporation is net income attributable to UGI after excluding net after-tax gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions (principally comprising changes in unrealized gains and losses on such derivative instruments), Finagaz integration expenses, losses associated with extinguishments of debt at AmeriGas Propane and the impact on net deferred income tax liabilities from a change in the French tax rate.
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

UGI CORPORATION AND SUBSIDIARIES

The following tables reconcile consolidated net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

Three Months Ended June 30, 2017	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (b)
Adjusted net income attributable to UGI Corporation (millions):
Net (loss) income attributable to UGI Corporation	$(19.0)	$(1.4)	$(2.0)	$3.0	$10.7	$(29.3)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(12.6)) (a)	19.8	—	—	—	—	19.8
Unrealized losses on foreign currency derivative instruments (net of tax of $(5.5)) (a)	10.5	—	—	—	—	10.5
Loss on extinguishment of debt (net of tax of $(0.4)) (a)	0.7	0.7	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(2.4)) (a)	4.6	—	4.6	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$16.6	$(0.7)	$2.6	$3.0	$10.7	$1.0

Adjusted diluted earnings per share:
UGI Corporation (loss) earnings per share — diluted	$(0.11)	$(0.01)	$(0.01)	$0.02	$0.06	$(0.17)
Net losses on commodity derivative instruments not associated with current-period transactions (b)	0.10	—	—	—	—	0.10
Unrealized losses on foreign currency derivative instruments	0.06	—	—	—	—	0.06
Loss on extinguishment of debt (b)	0.01	0.01	—	—	—	—
Integration expenses associated with Finagaz	0.03	—	0.03	—	—	—
Adjusted diluted earnings (loss) per share (1)	$0.09	$—	$0.02	$0.02	$0.06	$(0.01)

(1)	Adjusted diluted earnings per share for the three months ended June 30, 2017, is based upon fully diluted shares of 177.298 million.

UGI CORPORATION AND SUBSIDIARIES

Three Months Ended June 30, 2016	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Adjusted net income attributable to UGI Corporation (millions):
Net income (loss) attributable to UGI Corporation	$60.7	$(4.5)	$19.2	$6.8	$12.6	$26.6
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $18.0) (a)	(29.6)	—	—	—	—	(29.6)
Loss on extinguishments of debt (net of tax of $(3.9)) (a)	6.1	6.1	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(1.7)) (a)	2.8	—	2.8	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$40.0	$1.6	$22.0	$6.8	$12.6	$(3.0)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share — diluted	$0.34	$(0.03)	$0.11	$0.04	$0.07	$0.15
Net gains on commodity derivative instruments not associated with current-period transactions (b)	(0.16)	—	—	—	—	(0.16)
Loss on extinguishments of debt	0.03	0.03	—	—	—	—
Integration expenses associated with Finagaz	0.02	—	0.02	—	—	—
Adjusted diluted earnings (loss) per share	$0.23	$—	$0.13	$0.04	$0.07	$(0.01)

UGI CORPORATION AND SUBSIDIARIES

Nine Months Ended June 30, 2017	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Adjusted net income attributable to UGI Corporation (millions):
Net income attributable to UGI Corporation	$431.6	$47.2	$165.6	$83.1	$120.1	$15.6
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $22.2) (a)	(29.3)	—	—	—	—	(29.3)
Unrealized losses on foreign currency derivative instruments (net of tax of $(5.6)) (a)	10.5	—	—	—	—	10.5
Loss on extinguishments of debt (net of tax of $(6.1)) (a)	9.6	9.6	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(7.5)) (a)	14.3	—	14.3	—	—	—
Impact from change in French tax rate	(27.4)	—	(27.4)	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$409.3	$56.8	$152.5	$83.1	$120.1	$(3.2)

Adjusted diluted earnings per share:
UGI Corporation earnings per share — diluted	$2.44	$0.27	$0.93	$0.47	$0.68	$0.09
Net gains on commodity derivative instruments not associated with current-period transactions	(0.17)	—	—	—	—	(0.17)
Unrealized losses on foreign currency derivative instruments	0.06	—	—	—	—	0.06
Loss on extinguishments of debt	0.05	0.05	—	—	—	—
Integration expenses associated with Finagaz	0.08	—	0.08	—	—	—
Impact from change in French tax rate	(0.15)	—	(0.15)	—	—	—
Adjusted diluted earnings (loss) per share	$2.31	$0.32	$0.86	$0.47	$0.68	$(0.02)

UGI CORPORATION AND SUBSIDIARIES

Nine Months Ended June 30, 2016	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Adjusted net income attributable to UGI Corporation (millions):
Net income attributable to UGI Corporation	$408.5	$53.4	$132.3	$77.2	$99.2	$46.4
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $32.4) (a)	(55.6)	—	—	—	—	(55.6)
Loss on extinguishments of debt (net of tax of $(3.9)) (a)	6.1	6.1	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(5.9)) (a)	9.6	—	9.6	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$368.6	$59.5	$141.9	$77.2	$99.2	$(9.2)

Adjusted diluted earnings per share:
UGI Corporation earnings per share — diluted	$2.33	$0.30	$0.75	$0.44	$0.57	$0.27
Net gains on commodity derivative instruments not associated with current-period transactions	(0.31)	—	—	—	—	(0.31)
Loss on extinguishments of debt	0.03	0.03	—	—	—	—
Integration expenses associated with Finagaz	0.05	—	0.05	—	—	—
Adjusted diluted earnings (loss) per share	$2.10	$0.33	$0.80	$0.44	$0.57	$(0.04)

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding associated with per share amounts.

RESULTS OF OPERATIONS

2017 Three-Month Period compared to the 2016 Three-Month Period

Net Income (Loss) Attributable to UGI Corporation by Business Unit

For the three months ended June 30,	2017		2016		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane (a)	$(1.4)	7.4%	$(4.5)	(7.4)%	$3.1	68.9%
UGI International (b)	(2.0)	10.5%	19.2	31.6%	(21.2)	(110.4)%
Midstream & Marketing	3.0	(15.8)%	6.8	11.2%	(3.8)	(55.9)%
UGI Utilities	10.7	(56.3)%	12.6	20.8%	(1.9)	(15.1)%
Corporate & Other (c)	(29.3)	154.2%	26.6	43.8%	(55.9)	N.M.
Net (loss) income attributable to UGI Corporation	$(19.0)	100.0%	$60.7	100.0%	$(79.7)	(131.3)%

(a)
Includes net after-tax losses of $0.7 million and $6.1 million from extinguishments of debt for the three months ended June 30, 2017 and 2016, respectively (see Note 8 to condensed consolidated financial statements).

(b)	Includes after-tax integration expenses associated with Finagaz of $4.6 million and $2.8 million for the three months ended June 30, 2017 and 2016, respectively.

(c)
Includes net after-tax (losses) gains on commodity derivative instruments not associated with current-period transactions of $(19.8) million and $29.6 million for the three months ended June, 2017 and 2016, respectively, and in the 2017 three-month period, after-tax unrealized (losses) on certain foreign currency derivative instruments of $(10.5) million.

N.M. — Variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

AmeriGas Propane

For the three months ended June 30,	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$467.5	$446.7	$20.8	4.7%
Total margin (a)	$270.0	$275.9	$(5.9)	(2.1)%
Partnership operating and administrative expenses	$227.4	$217.2	$10.2	4.7%
Partnership Adjusted EBITDA (b)	$58.4	$64.6	$(6.2)	(9.6)%
Operating income (c)	$4.6	$18.3	$(13.7)	(74.9)%
Retail gallons sold (millions)	195.0	202.8	(7.8)	(3.8)%
Heating degree days—% (warmer) than normal (d)	(11.7)%	(7.5)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended June 30, 2017 and 2016, excludes net pre-tax (losses) gains of $(6.0) million and $27.8 million, respectively, on AmeriGas Propane commodity derivative instruments not associated with current-period transactions.

(b)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 14 to condensed consolidated financial statements).

(c)	Operating income reflects certain operating and administrative expenses of the General Partner.

(d)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

AmeriGas Propane’s retail gallons sold during the 2017 three-month period decreased 3.8% compared with the prior-year period. The decrease in retail gallons sold reflects average temperatures based upon heating degree days that were 11.7% warmer than normal and 4.6% warmer than the prior-year period. In particular, temperatures during the month of April 2017 were 17.1% warmer than normal and 10.6% warmer than the prior-year period.

Retail propane revenues increased $16.7 million during the 2017 three-month period reflecting the effects of higher average retail selling prices ($31.4 million) partially offset by the lower retail volumes sold ($14.7 million). Wholesale propane revenues increased $1.6 million during the 2017 three-month period reflecting the effects of higher average wholesale selling prices ($1.4 million) and slightly higher wholesale volumes sold ($0.2 million). Average daily wholesale propane commodity prices during the 2017 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 28% higher than such prices in the 2016 three-month period during which prior-year period propane prices were at recent historic lows. Other revenues in the 2017 three-month period were slightly higher than the prior-year period. AmeriGas Propane total cost of sales increased $26.7 million principally reflecting the effects of higher average propane product costs ($30.8 million) partially offset by the effects of the lower propane volumes sold ($5.4 million).

AmeriGas Propane total margin decreased $5.9 million in the 2017 three-month period principally reflecting lower retail propane total margin ($7.3 million). The decrease in retail propane total margin principally reflects the lower retail volumes sold partially offset by slightly higher average retail unit margin.

Partnership Adjusted EBITDA decreased $6.2 million in the 2017 three-month period principally reflecting the effects of the lower adjusted total margin ($5.9 million). Partnership operating and administrative expenses were $10.2 million higher than the prior year reflecting, among other things, a $7.5 million environmental accrual associated with the site of a former manufactured gas plant (“MGP”) acquired in an acquisition, higher general insurance and self-insured casualty and liability expenses ($5.5 million), principally resulting from a settlement with an insurance carrier, offset in part by lower employee group insurance expenses ($2.2 million). The $7.5 million environmental accrual is excluded from the calculation of Partnership Adjusted EBITDA. AmeriGas Propane operating income decreased $13.7 million in the 2017 three-month period principally reflecting the $5.9 million decrease in Partnership total margin and the $10.2 million increase in Partnership operating and administrative expenses.

During the 2017 three-month period, AmeriGas Partners recognized a pre-tax loss of $4.4 million associated with an early repayment of $102.5 million principal amount of AmeriGas Partners’ 7.00% Senior Notes comprising early redemption premiums and the write-off of unamortized debt issuance costs. Net loss attributable to UGI reflects an after-tax loss of $0.7 million associated with this early extinguishment of debt (see Note 8 to condensed consolidated financial statements).

UGI CORPORATION AND SUBSIDIARIES

UGI International

For the three months ended June 30,	2017	2016	Decrease
(Dollars in millions)
Revenues	$351.3	$395.5	$(44.2)	(11.2)%
Total margin (a)	$173.1	$215.8	$(42.7)	(19.8)%
Operating and administrative expenses (b)	$141.1	$154.9	$(13.8)	(8.9)%
Operating income (b)	$0.5	$33.5	$(33.0)	(98.5)%
(Loss) income before income taxes (b) (c)	$(5.2)	$27.7	$(32.9)	(118.8)%
Retail gallons sold (millions)	158.6	169.9	(11.3)	(6.7)%
UGI International degree days—% (warmer) than normal (e)	(13.7)%	(6.1)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended June 30, 2017 and 2016 excludes net pre-tax (losses) gains of $(5.6) million and $13.1 million, respectively, on UGI International commodity derivative instruments not associated with current-period transactions.

(b)	Reflects impacts of Finagaz integration expenses for the three months ended June 30, 2017 and 2016, of $7.0 million and $4.5 million, respectively.

(c)	Loss before income taxes for the three months ended June 30, 2017, excludes pre-tax unrealized losses of $16.0 million on certain foreign currency derivative instruments.

(d)	Deviation from average heating degree days primarily for the 30-year period 1981-2010 at locations in our UGI International service territories.

Average temperatures during the 2017 three-month period at UGI International were 13.7% warmer than normal and 8.1% warmer than the prior-year period. Total retail gallons sold during the 2017 three-month period were lower than the prior-year period principally reflecting the volume effects of the warmer weather. During the 2017 three-month period, the average wholesale commodity price for propane in northwest Europe was approximately 22% higher than in the prior-year period while the average wholesale commodity price for butane was approximately 28% higher than in the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2017 and 2016 three-month periods, the average un-weighted euro-to-dollar translation rates were approximately $1.11 and $1.13, respectively, and the average un-weighted British pound sterling-to-dollar translation rates were approximately $1.29 and $1.43, respectively. The effects of these weaker currencies did not have a significant impact on UGI International net loss for the 2017 three-month period.

UGI International revenues decreased $44.2 million during the 2017 three-month period principally reflecting the impact of the lower retail gallons sold, lower revenues on lower wholesale volumes sold and the translation impact of the weaker British pound sterling and the euro. UGI International cost of sales decreased $1.5 million during the 2017 three-month period principally reflecting the effects of the lower retail and wholesale LPG gallons sold and the translation impact on cost of sales from the weaker British pound sterling and the euro partially offset by higher average LPG commodity prices.

UGI International total margin was $42.7 million lower than in the prior-year period reflecting lower average retail bulk and cylinder LPG unit margins, the decrease in retail gallons sold resulting from the warmer weather and, to a much lesser extent, the translation impact of the weaker currencies. The lower average retail bulk and cylinder LPG unit margins principally reflect the negative effects on current-year period unit margins of higher LPG commodity costs and the beneficial impact on prior-year unit margins of declining LPG wholesale commodity costs.

The $33.0 million decrease in UGI International operating income principally reflects the $42.7 million decrease in total margin and slightly higher depreciation and amortization expense partially offset by a $13.8 million decrease in operating and administrative expenses. The decrease in operating and administrative expenses includes lower expenses in France reflecting expense synergies associated with the Finagaz integration, lower maintenance and logistics expenses and the translation effects of the weaker euro and British pound sterling. These decreases in operating and administrative expenses were partially offset by slightly higher incremental Finagaz integration expenses. Operating and administrative expenses include $7.0 million and $4.5 million of Finagaz integration expenses in the 2017 and 2016 three-month periods, respectively. UGI International income before income taxes decreased $32.9 million principally reflecting the previously mentioned $33.0 million decrease in UGI International operating income.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing

For the three months ended June 30,	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$222.8	$166.0	$56.8	34.2%
Total margin (a)	$33.4	$41.9	$(8.5)	(20.3)%
Operating and administrative expenses	$23.1	$22.7	$0.4	1.8%
Operating income	$2.8	$11.3	$(8.5)	(75.2)%
Income before income taxes	$3.3	$10.9	$(7.6)	(69.7)%

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended June 30, 2017 and 2016 excludes net pre-tax (losses) gains of $(25.0) million and $26.9 million, respectively, on Midstream & Marketing commodity derivative instruments not associated with current-period transactions.

Temperatures across Midstream & Marketing’s energy marketing territory averaged 22.9% warmer than normal and 26.1% warmer than in the prior-year period. Midstream & Marketing’s 2017 three-month period revenues were $56.8 million higher than in the 2016 three-month period principally reflecting higher natural gas revenues partially offset by lower capacity management revenues. The increase in natural gas revenues principally reflects the effects of higher volumes from customer growth. Midstream & Marketing cost of sales were $189.4 million in the 2017 three-month period compared to $124.1 million in the 2016 three-month period, an increase of $65.3 million, principally reflecting higher natural gas cost of sales primarily a result of the higher natural gas volumes.

Midstream & Marketing total margin decreased $8.5 million in the 2017 three-month period primarily reflecting lower capacity management total margin ($8.4 million), largely due to higher fixed demand charges associated with higher capacity contract commitments and lower capacity prices, and lower HVAC total margin ($1.0 million). These decreases in total margin were partially offset by slightly higher storage and peaking total margin.

Midstream & Marketing operating income and income before income taxes during the 2017 three-month period decreased $8.5 million and $7.6 million, respectively. The decrease in operating income principally reflects the previously mentioned decrease in total margin ($8.5 million), higher depreciation expenses ($1.2 million), and slightly higher total operating and administrative expenses ($0.4 million) partially offset by a $1.4 million increase in other operating income, primarily allowance for funds used during construction (“AFUDC”) associated with pipeline capital expenditures. The slight increase in total operating and administrative expenses reflects higher wages and benefits expenses, which were offset in large part by lower Conemaugh and Hunlock electricity generating station operating and maintenance expenses, while the increase in depreciation primarily reflects incremental depreciation from the expansion of our natural gas pipeline and peaking assets. The decrease in income before income taxes in the 2017 three-month period principally reflects the lower operating income ($8.5 million) slightly offset by $0.8 million from our PennEast pipeline equity investment reflecting AFUDC income.

UGI Utilities

For the three months ended June 30,	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$146.6	$140.3	$6.3	4.5%
Total margin (a)	$93.6	$94.8	$(1.2)	(1.3)%
Operating and administrative expenses	$52.0	$46.1	$5.9	12.8%
Operating income	$27.7	$29.8	$(2.1)	(7.0)%
Income before income taxes	$17.5	$20.7	$(3.2)	(15.5)%
Gas Utility system throughput—billions of cubic feet (“bcf”)
Core market	8.7	10.3	(1.6)	(15.5)%
Total	46.5	43.6	2.9	6.7%
Electric Utility distribution sales - millions of kilowatt hours (“gwh”)	209.5	215.7	(6.2)	(2.9)%
Gas Utility heating degree days—% (warmer) colder than normal (b)	(21.2)%	11.9%	—	—

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e., Electric Utility gross receipts taxes, of $1.0 million and $1.1 million during the three months ended June 30, 2017 and 2016, respectively. For financial

UGI CORPORATION AND SUBSIDIARIES

statement purposes, revenue-related taxes are included in “Utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended June 30, 2017, were 21.2% warmer than normal and nearly 30% warmer than during the three months ended June 30, 2016. In particular, weather in the month of April 2017 was 43.6% warmer than in April 2016. Gas Utility core market volumes decreased 1.6 bcf (15.5%) principally reflecting the effects of the warmer 2017 three-month period weather partially offset by growth in the number of core market customers. Total Gas Utility distribution system throughput increased 2.9 bcf reflecting higher large firm delivery service volumes principally associated with service to a new natural gas-fired generation facility partially offset by the lower core market volumes. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a lesser extent, residential and small commercial customers who purchase their gas from others. Electric Utility kilowatt-hour sales were 2.9% lower than in the prior-year period primarily reflecting the impact of the warmer spring weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $6.3 million reflecting higher Gas Utility revenues ($7.8 million). The higher Gas Utility revenues principally reflect higher off-system sales revenues ($7.0 million) and higher delivery service revenues ($1.5 million). Gas Utility core market revenues were comparable to the prior year and reflect the effects of the lower core market throughput ($10.5 million) offset by higher average retail core market PGC rates ($6.1 million) and an increase in UGI Gas base rates that became effective on October 19, 2016 ($4.2 million). Because Gas Utility and Electric Utility are subject to reconcilable PGC and DS recovery mechanisms, increases or decreases in the actual cost of gas or electricity associated with customers who purchase their gas or electricity from UGI Utilities impact revenues and cost of sales but have no direct effect on total margin. UGI Utilities cost of sales was $52.0 million in the three-months ended June 30, 2017, compared with $44.4 million in the three months ended June 30, 2016, primarily reflecting the effects of higher average Gas Utility retail core market PGC rates ($6.1 million) and higher cost of sales associated with Gas Utility off-system sales ($7.0 million) partially offset by the lower retail core-market throughput ($4.7 million).
UGI Utilities total margin decreased $1.2 million principally reflecting lower total margin from Gas Utility core market customers ($1.6 million) and lower other margin partially offset by higher large firm delivery service total margin ($1.3 million). The decrease in Gas Utility core market margin reflects the effects of lower core market throughput ($5.8 million) partially offset by the increase in UGI Gas base rates ($4.2 million). Electric Utility total margin was lower than the prior-year three-month period reflecting the lower Electric Utility sales and lower transmission revenue.
UGI Utilities operating income decreased $2.1 million principally reflecting the decrease in total margin ($1.2 million), higher operating and administrative expenses ($5.9 million) and higher depreciation and amortization expenses ($1.3 million). These decreases in operating income were offset by a $5.8 million environmental insurance settlement. UGI Utilities 2017 three-month period operating and administrative expenses include higher customer accounts expense ($3.6 million) and, to a lesser extent, higher storage, transmission and production expenses and higher distribution system expenses. UGI Utilities income before income taxes decreased $3.2 million reflecting the decrease in UGI Utilities operating income ($2.1 million) and higher interest expense.
Interest Expense and Income Taxes

Our consolidated interest expense during the 2017 three-month period was $56.8 million, approximately equal to the $56.4 million of consolidated interest expense recorded during the 2016 three-month period. The 2017 three-month period interest expense reflects lower average interest rates on long-term debt at AmeriGas Propane largely offset by the effects of higher long-term debt outstanding at AmeriGas Propane and UGI Utilities.

Our effective income tax rate as a percentage of pre-tax income (loss) (excluding the effects on such rate of pre-tax income (loss) associated with noncontrolling interests not subject to federal income taxes) reflects the impacts in both periods of slight changes in the estimated annual effective income tax rates on year-to-date pre-tax earnings (loss). In addition, 2017 three-month period income taxes includes excess tax benefits on share-based payments of $2.6 million resulting from the adoption of new accounting guidance effective October 1, 2016 (see Note 3 to condensed consolidated financial statements).

UGI CORPORATION AND SUBSIDIARIES

2017 Nine-Month Period compared to the 2016 Nine-Month Period

Net Income Attributable to UGI Corporation by Business Unit

For the nine months ended June 30,	2017		2016		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane (a)	$47.2	10.9%	$53.4	13.1%	$(6.2)	(11.6)%
UGI International (b)(c)	165.6	38.4%	132.3	32.4%	33.3	25.2%
Midstream & Marketing	83.1	19.3%	77.2	18.9%	5.9	7.6%
UGI Utilities	120.1	27.8%	99.2	24.3%	20.9	21.1%
Corporate & Other (d) (e)	15.6	3.6%	46.4	11.3%	(30.8)	N.M.
Net income attributable to UGI Corporation	$431.6	100.0%	$408.5	100.0%	$23.1	5.7%

(a)
Includes net after-tax losses of $9.6 million and $6.1 million from extinguishments of debt for the nine months ended June 30, 2017 and 2016, respectively (see Note 8 to condensed consolidated financial statements).

(b)
Nine months ended June 30, 2017, includes beneficial impact of a $27.4 million adjustment to net deferred income tax liabilities associated with a change in French income tax rate (see Note 2 to condensed consolidated financial statements) and an income tax settlement refund of $6.7 million, plus interest, in France.

(c)	Includes after-tax integration expenses associated with Finagaz of $14.3 million and $9.6 million for the nine months ended June 30, 2017 and 2016, respectively.

(d)
Includes net after-tax gains on commodity derivative instruments not associated with current-period transactions of $29.3 million and $55.6 million for the nine months ended June 30, 2017 and 2016, respectively, and in the 2017 nine-month period, after-tax unrealized losses on certain foreign currency derivative instruments of $10.5 million.

(e)	Nine months ended June 30, 2017, includes a $4.5 million after-tax loss associated with the impairment of a cost basis investment. See Note 2 to condensed consolidated financial statements.
N.M. — Variance is not meaningful.
AmeriGas Propane

For the nine months ended June 30,	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$2,008.3	$1,918.3	$90.0	4.7%
Total margin (a)	$1,194.3	$1,206.1	$(11.8)	(1.0)%
Partnership operating and administrative expenses	$694.2	$686.6	$7.6	1.1%
Partnership Adjusted EBITDA (b)(c)	$514.7	$537.7	$(23.0)	(4.3)%
Operating income (c) (d)	$373.8	$398.3	$(24.5)	(6.2)%
Retail gallons sold (millions)	863.4	883.7	$(20.3)	(2.3)%
Heating degree days—% (warmer) than normal (e)	(13.4)%	(14.3)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the nine months ended June 30, 2017 and 2016 excludes net pre-tax (losses) gains of $(8.9) million and $61.7 million, respectively, on AmeriGas Propane commodity derivative instruments not associated with current-period transactions.

(b)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 14 to condensed consolidated financial statements).

(c)
Amounts for the nine months ended June 30, 2017, reflect adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage acquisition in 2012, which reduced Partnership Adjusted EBITDA by $8.8 million and reduced operating income by $7.7 million.

(d)	Operating income reflects certain operating and administrative expenses of the General Partner.

(e)
Deviation from average heating degree days for the 30-year period 1981-2010 based upon national weather statistics provided by NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

UGI CORPORATION AND SUBSIDIARIES

AmeriGas Propane’s retail gallons sold during the 2017 nine-month period decreased 2.3% compared with the prior-year period. Average temperatures based upon heating degree days during the 2017 nine-month period were approximately equal to the prior-year period but significantly warmer than normal. Although average temperatures during the 2017 nine-month period were approximately equal to the prior year, the critical heating season months of January and February averaged more than 9% warmer than during the same period of the prior year.

AmeriGas Propane’s retail propane revenues increased $77.0 million during the 2017 nine-month period reflecting the effects of higher average retail selling prices ($116.0 million) partially offset by the lower retail volumes sold ($39.0 million). Wholesale propane revenues increased $8.0 million during the 2017 nine-month period reflecting the effects of higher average wholesale selling prices ($8.9 million) partially offset by lower wholesale volumes sold ($0.9 million). Average daily wholesale propane commodity prices during the 2017 nine-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 48% higher than such prices during the 2016 nine-month period when commodity propane prices were at recent historic lows. Other revenues in the 2017 nine-month period were slightly higher than in the prior-year period. AmeriGas Propane total cost of sales increased $101.8 million principally reflecting the effects of higher Partnership average propane product costs ($116.0 million) reduced by the effects of the lower propane volumes sold ($15.3 million).
AmeriGas Propane total margin decreased $11.8 million in the 2017 nine-month period principally reflecting lower retail propane total margin ($15.5 million) partially offset by higher non-propane total margin. The decrease in retail propane total margin principally reflects the decrease in retail volumes sold partially offset by slightly higher average retail unit margin.

Partnership Adjusted EBITDA decreased $23.0 million in the 2017 nine-month period principally reflecting the effects of the lower total margin ($11.8 million) and the impact of lower other operating income ($11.3 million), principally lower gains on asset sales primarily resulting from an $8.8 million adjustment recorded during the first quarter of Fiscal 2017 to correct previously recorded gains on sales of fixed assets acquired with the Heritage acquisition in 2012. Partnership operating and administrative expenses in the 2017 nine-month period were $7.6 million higher than the prior year principally reflecting the previously mentioned $7.5 million environmental accrual associated with the site of a former MGP. The $7.5 million environmental accrual is excluded from the calculation of Partnership Adjusted EBITDA. Excluding the environmental accrual in the current-year period, 2017 nine-month period Partnership operating and administrative expenses were about equal to the prior year as higher general insurance and self-insured casualty and liability expenses ($7.9 million), principally as a result of a settlement with an insurance carrier and, to a lesser extent, higher vehicle lease expenses were largely offset by lower employee group insurance expense ($10.7 million). AmeriGas Propane operating income decreased $24.5 million in the 2017 nine-month period principally reflecting the $11.8 million decrease in total margin, the $7.5 million MGP environmental accrual, and the $11.3 million decrease in other operating income partially offset by a $7.2 million decrease in depreciation and amortization expense.

During the 2017 nine-month period, AmeriGas Partners recognized a pre-tax loss of $59.7 million associated with early repayments of $980.8 million principal amount of AmeriGas Partners’ 7.00% Senior Notes comprising early redemption premiums and the write-off of unamortized debt issuance costs. Net income attributable to UGI reflects an after-tax loss of $9.6 million associated with these early extinguishments of debt (see Note 8 to condensed consolidated financial statements). During the 2016 nine-month period AmeriGas Partners recognized a pre-tax loss of $37.1 million ($6.1 million after-tax) associated with extinguishments of debt.

UGI International

For the nine months ended June 30,	2017	2016	Decrease
(Dollars in millions)
Revenues	$1,511.1	$1,552.4	$(41.3)	(2.7)%
Total margin (a)	$761.8	$798.9	$(37.1)	(4.6)%
Operating and administrative expenses (b)	$466.3	$480.9	$(14.6)	(3.0)%
Operating income (b)	$210.4	$230.1	$(19.7)	(8.6)%
Income before income taxes (b) (c)	$195.0	$211.2	$(16.2)	(7.7)%
Retail gallons sold (millions) (d)	665.9	669.5	$(3.6)	(0.5)%
UGI International degree days—% (warmer) than normal (e)	(4.9)%	(11.7)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the nine months ended June 30, 2017 and 2016 excludes net pre-tax (losses) gains of $(7.1) million and $32.1 million, respectively, on UGI International commodity derivative instruments not associated with current-period transactions.

(b)	Reflects impacts of Finagaz integration expenses for the nine months ended June 30, 2017 and 2016, of $21.8 million and $15.5 million, respectively.

UGI CORPORATION AND SUBSIDIARIES

(c)	Income before income taxes for the nine months ended June 30, 2017 excludes net pre-tax unrealized losses on certain foreign currency derivative contracts of $16.1 million.

(d)	Excludes retail gallons from our LPG business in China, which was sold in March 2016.

(e)	Deviation from average heating degree days primarily for the 30-year period 1981-2010 at locations in our UGI International service territories.

Average temperatures during the 2017 nine-month period at UGI International were approximately 4.9% warmer than normal but 7.6% colder than the prior-year period. Total retail gallons sold during the 2017 nine-month period were slightly lower than the prior-year period as the volume effects of the colder weather were more than offset by a 29.1 million gallon decline in autogas volumes, principally as a result of exiting the low-margin, high-volume autogas business in Poland, and lower crop-drying volumes as a result of a dry crop season in France. During the 2017 nine-month period, average wholesale commodity prices for propane and butane in northwest Europe were approximately 30% higher than in the prior-year period.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2017 and 2016 nine-month periods, the average un-weighted euro-to-dollar translation rates were approximately $1.07 and $1.09, respectively, and the average un-weighted British pound sterling-to-dollar translation rates were approximately $1.25 and $1.47, respectively. The effects of these weaker currencies did not negatively impact UGI International net income due to gains on foreign currency exchange contracts.

UGI International revenues decreased $41.3 million during the 2017 nine-month period as the translation impact on revenues of the weaker British pound sterling and euro, the effects of exiting the low-margin autogas business in Poland and lower 2017 nine-month period wholesale sales were partially offset by higher average bulk and cylinder LPG selling prices and the effects of the colder weather on bulk sales. UGI International cost of sales decreased $4.2 million during the 2017 nine-month period as the translation impact from the weaker British pound sterling and the euro, lower volumes associated with exiting the autogas business in Poland, and the effects of the lower wholesale sales were substantially offset by the effects on cost of sales from the higher average LPG commodity costs and increase in bulk sales.

UGI International total margin decreased $37.1 million primarily reflecting (1) the translation effects of the weaker British pound sterling and euro; (2) slightly lower average retail bulk and cylinder LPG unit margins; and (3) the absence of margin from the autogas business in Poland. The slightly lower average retail bulk and cylinder LPG unit margins principally reflect the negative effects on current-year period unit margins of higher LPG commodity costs and the beneficial effects on prior-year unit margins of declining LPG wholesale commodity costs. These decreases in margin were partially offset by the increase in bulk sales resulting from the colder weather.

The $19.7 million decrease in UGI International operating income principally reflects the previously mentioned $37.1 million decrease in total margin and a $3.7 million increase in depreciation and amortization partially offset by (1) a $14.6 million decrease in operating and administrative expenses and (2) a $7.0 million increase in other operating income. The decrease in operating and administrative expenses principally reflects lower operating and administrative costs in France resulting from synergies associated with the Finagaz integration and the translation effects of the weaker euro and British pound sterling offset, in part, by slightly higher incremental Finagaz integration expenses. Operating and administrative expenses include $21.8 million and $15.5 million of Finagaz integration expenses in the 2017 and 2016 nine-month periods, respectively. The increase in other operating income reflects, in large part, the absence of a $5.5 million loss recorded during the prior-year period associated with interest rate hedge ineffectiveness. UGI International income before income taxes decreased $16.2 million principally reflecting the previously mentioned $19.7 million decrease in UGI International operating income offset by slightly lower interest expense principally due to a lower 2017 nine-month period average interest rate on UGI France SAS’s €600 million Senior Facilities Agreement term loan.

UGI CORPORATION AND SUBSIDIARIES

Midstream & Marketing

For the nine months ended June 30,	2017	2016	Increase
(Dollars in millions)
Revenues	$916.3	$691.7	$224.6	32.5%
Total margin (a)	$225.3	$223.4	$1.9	0.9%
Operating and administrative expenses	$70.1	$68.4	$1.7	2.5%
Operating income	$134.6	$132.0	$2.6	2.0%
Income before income taxes	$136.2	$130.3	$5.9	4.5%

(a)
Total margin represents total revenues less total cost of sales. Total margin for the nine months ended June 30, 2017 and 2016 excludes net pre-tax gains of $61.1 million and $39.3 million, respectively, on Midstream & Marketing commodity derivative instruments not associated with current period transactions.

Temperatures across Midstream & Marketing’s energy marketing territory were 14.1% warmer than normal but 1.5% colder than in the prior-year period. Midstream & Marketing 2017 nine-month period revenues were $224.6 million higher than in the 2016 nine-month period principally reflecting higher natural gas revenues and, to a much lesser extent, higher peaking revenues. The increase in natural gas revenues principally reflects higher natural gas volumes associated with customer growth, the slightly colder weather, and higher average natural gas prices while the increase in peaking revenues reflects an increase in the number of contracts. These increases in revenues were partially offset principally by lower capacity management and electric generation revenues. Midstream & Marketing cost of sales were $691.0 million in the 2017 nine-month period compared to $468.3 million in the 2016 nine-month period, an increase of $222.7 million, principally reflecting higher natural gas cost of sales primarily a result of the higher natural gas volumes and prices.

Midstream & Marketing total margin increased $1.9 million in the 2017 nine-month period principally reflecting higher peaking total margin ($12.6 million) and higher natural gas total margin ($4.3 million). The increase in peaking total margin reflects an increase in the number of contracts while the higher natural gas total margin reflects the higher volume sales. These increases in total margin were offset primarily by lower electric generation total margin ($5.7 million), reflecting lower electricity generation volumes and lower capacity revenue, and a decrease in margin from capacity management ($4.6 million) and storage services ($2.9 million). The decline in capacity management margin reflects higher fixed demand charges associated with higher capacity contract commitments partially offset by slightly higher prices for pipeline capacity during the fiscal 2017 heating season.

Midstream & Marketing operating income and income before income taxes during the 2017 nine-month period increased $2.6 million and $5.9 million, respectively. The increase in operating income principally reflects a $5.0 million increase in other operating income, primarily AFUDC associated with pipeline capital expenditures, and the previously mentioned increase in total margin ($1.9 million) partially offset by higher depreciation expense ($2.9 million) and slightly higher total operating and administrative expenses ($1.7 million). The $1.7 million increase in operating and administrative expenses reflects higher wage and benefits expense partially offset by lower Conemaugh and Hunlock electricity generating station operating and maintenance expenses, while the $2.9 million increase in depreciation expense principally reflects incremental depreciation from the expansion of our natural gas pipeline and peaking assets. The increase in income before income taxes in the 2017 nine-month period reflects the higher operating income and $3.2 million from our PennEast pipeline equity investment reflecting AFUDC income.

UGI CORPORATION AND SUBSIDIARIES

UGI Utilities

For the nine months ended June 30,	2017	2016	Increase
(Dollars in millions)
Revenues	$768.0	$660.3	$107.7	16.3%
Total margin (a)	$438.5	$399.5	$39.0	9.8%
Operating and administrative expenses	$158.2	$145.2	$13.0	9.0%
Operating income	$226.3	$192.6	$33.7	17.5%
Income before income taxes	$195.8	$164.7	$31.1	18.9%
Gas Utility system throughput—billions of cubic feet (“bcf”)
Core market	65.4	61.7	3.7	6.0%
Total	194.6	165.6	29.0	17.5%
Electric Utility distribution sales - millions of kilowatt hours (“gwh”)	710.5	706.0	4.5	0.6%
Gas Utility heating degree days—% (warmer) than normal (b)	(11.3)%	(12.9)%	—	—

(a)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e., Electric Utility gross receipts taxes, of $3.5 million and $3.5 million during the nine months ended June 30, 2017 and 2016, respectively. For financial statement purposes, revenue-related taxes are included in “utility taxes other than income taxes” on the Condensed Consolidated Statements of Income.

(b)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the nine months ended June 30, 2017, were 11.3% warmer than normal but 1.5% colder than during the nine months ended June 30, 2016. Gas Utility core market volumes increased 3.7 bcf (6.0%) principally reflecting the effects of the slightly colder 2017 nine-month period weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 29.0 bcf reflecting significantly higher large firm delivery service volumes principally associated with service to a new natural gas-fired generation facility and the higher core market volumes. These increases were partially offset by lower interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 0.6% higher than the prior-year period, principally reflecting the impact of the slightly colder weather on Electric Utility heating-related sales.
UGI Utilities revenues increased $107.7 million reflecting a $105.8 million increase in Gas Utility revenues and slightly higher Electric Utility revenues. The higher Gas Utility revenues principally reflect an increase in core market revenues ($72.1 million), higher large firm delivery service revenues ($12.6 million) and higher off-system sales revenues ($22.1 million). The $72.1 million increase in Gas Utility core market revenues reflects the effects of the higher core market throughput ($22.6 million), higher average retail core market PGC rates ($31.7 million) and the increase in UGI Gas base rates effective October 19, 2016 ($17.8 million). The increase in Electric Utility revenues principally reflects the higher Electric Utility volumes ($0.4 million) and slightly higher average DS rates ($1.4 million). UGI Utilities cost of sales was $326.0 million in the nine months ended June 30, 2017 compared with $257.3 million in the nine months ended June 30, 2016, principally reflecting the higher Gas Utility retail core-market volumes ($11.2 million), higher average retail core market PGC rates ($31.6 million) and higher cost of sales associated with Gas Utility off-system sales ($22.1 million). In addition, the higher cost of sales reflects an increase in Electric Utility cost of sales of $1.8 million resulting from the higher volumes sold and the slightly higher DS rates.
UGI Utilities total margin increased $39.0 million principally reflecting higher total margin from Gas Utility core market customers ($29.3 million) and higher large firm delivery service total margin ($9.4 million). The increase in Gas Utility core market margin principally reflects the higher core market throughput ($11.5 million) and the increase in UGI Gas base rates effective October 19, 2016 ($17.8 million). Electric Utility total margin increased slightly principally reflecting the higher volume sales as a result of the slightly colder weather.
UGI Utilities operating income increased $33.7 million, principally reflecting the increase in total margin ($39.0 million) and higher other operating income, net ($10.6 million). The higher other operating income, net reflects a $5.8 million environmental insurance settlement, the absence of a non-recurring charge recorded in the prior-year period related to environmental matters ($2.5 million) and lower interest on PGC overcollections ($1.7 million). These increases in operating income were reduced by higher operating and administrative expenses ($13.0 million) and higher depreciation and amortization expense ($2.7 million) associated with increased capital expenditure activity. Operating and administrative expenses in the prior-year nine-month period were reduced by the capitalization of $5.4 million of development stage IT project costs that had been expensed in prior periods

UGI CORPORATION AND SUBSIDIARIES

but qualified for capitalization during the 2016 nine-month period. The increase in UGI Utilities operating and administrative expenses in the current year also reflects higher customer accounts expense ($4.0 million) and higher employee benefits expenses ($2.6 million). UGI Utilities income before income taxes increased $31.1 million reflecting the increase in UGI Utilities operating income ($33.7 million), partially offset by higher interest expense.
Interest Expense and Income Taxes

Our consolidated interest expense during the 2017 nine-month period was $168.0 million, $3.6 million lower than the $171.6 million of interest expense recorded during the 2016 nine-month period. The lower interest expense principally reflects lower average interest rates on long-term debt at UGI International and AmeriGas Propane. These decreases were partially offset by the effects of higher long-term debt outstanding at AmeriGas Propane and UGI Utilities.

Our effective income tax rate as a percentage of pre-tax income (excluding the effects on such rate of pre-tax income associated with non-controlling interests not subject to federal income taxes) was 31.2% in the 2017 nine-month period compared to 39.2% in the 2016 nine-month period. The significant decrease in the effective income tax rate is due primarily to the impact of the change in the French corporate income tax rate on net deferred income tax liabilities, which reduced consolidated income tax expense during the 2017 nine-month period by $27.4 million (see Note 2 to condensed consolidated financial statements); the effects of an income tax settlement refund of $6.7 million, plus interest, in France; and the impact of $9.6 million of excess tax benefits on share-based payments resulting from the adoption of new accounting guidance effective October 1, 2016 (see Note 3 to condensed consolidated financial statements).

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $604.3 million at June 30, 2017, compared with $502.8 million at September 30, 2016. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at June 30, 2017 and September 30, 2016, UGI had $232.2 million and $125.7 million of cash and cash equivalents, respectively, most of which are located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

UGI CORPORATION AND SUBSIDIARIES

Long-term Debt and Short-term Borrowings
Long-term Debt

The Company’s debt outstanding at June 30, 2017 and September 30, 2016, comprises the following:

	June 30, 2017						September 30, 2016
(Currency in millions)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Other	Total	Total
Short-term borrowings	$75.5	$8.4	$30.0	$50.0	$—	$163.9	$291.7

Long-term debt (including current maturities):
Senior notes	$2,575.0	$—	$—	$675.0	$—	$3,250.0	$2,905.8
Term loans and notes	—	797.1	—	80.0	—	877.1	884.9
Other long-term debt	37.0	0.9	0.6	—	9.7	48.2	41.6
Unamortized debt issuance costs	(32.7)	(4.9)	—	(3.9)	(0.1)	(41.6)	(36.8)
Total long-term debt	$2,579.3	$793.1	$0.6	$751.1	$9.6	$4,133.7	$3,795.5
Total debt	$2,654.8	$801.5	$30.6	$801.1	$9.6	$4,297.6	$4,087.2

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

In May 2017, AmeriGas Partners repaid the remaining AmeriGas Partners’ 7.00% Senior Notes not previously tendered, having an aggregate principal balance of $102.5 million, plus early redemption premiums and accrued and unpaid interest.

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

UGI CORPORATION AND SUBSIDIARIES

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of June 30, 2017 and 2016, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Capacity
As of June 30, 2017
AmeriGas OLP	$525.0	$75.5	$67.2	$382.3
UGI France SAS	€60.0	€—	€—	€60.0
Flaga GmbH (a)	€55.0	€—	€7.0	€48.0
UGI Utilities	$300.0	$50.0	$2.0	$248.0
Energy Services, LLC	$240.0	$—	$—	$240.0
As of June 30, 2016
AmeriGas OLP	$525.0	$11.4	$63.0	$450.6
UGI France SAS	€60.0	€—	€—	€60.0
Flaga GmbH (a)	€55.0	€—	€9.6	€45.4
UGI Utilities	$300.0	$130.0	$2.0	$168.0
Energy Services, LLC	$240.0	$—	$—	$240.0

(a)
Total capacity comprises a €25 million multi-currency revolving credit facility, a €5 million overdraft facility and a €25 million guarantee facility. Guarantees outstanding reduce the available capacity on the €25 million guarantee facility.

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the nine months ended June 30, 2017 and 2016 are as follows:

	For the nine months ended June 30, 2017		For the nine months ended June 30, 2016
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$83.0	$292.5	$110.0	$249.0
UGI France SAS	€—	€—	€—	€—
Flaga GmbH	€—	€—	€—	€—
UGI Utilities	$74.5	$137.0	$171.6	$232.0
Energy Services, LLC	$8.4	$28.0	$12.5	$35.0

Energy Services, LLC also has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2017. Energy Services, LLC intends to extend the Receivables Facility prior to its scheduled expiration. At June 30, 2017, the outstanding balance of ESFC trade receivables was $51.6 million, of which $30.0 million was sold to the bank. At June 30, 2016, the outstanding balance of ESFC trade receivables was $40.4 million and there were no amounts sold to the bank. Amounts sold to the bank are reflected as “short-term borrowings” on the Condensed Consolidated Balance Sheets. During the nine months ended June 30, 2017 and 2016, peak sales of receivables were $49.0 million and $46.0 million, respectively, and average daily amounts sold were $10.9 million and $25.5 million, respectively. For additional information regarding the Receivables Facility, see Note 7 to the condensed consolidated financial statements.

Dividends and Distributions

On July 25, 2017, UGI’s Board of Directors approved a quarterly dividend of $0.25 per common share payable October 1, 2017 to shareholders of record on September 15, 2017. On April 25, 2017, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.25 per Common Share, or $1.00 on an annual basis. The new dividend rate reflects an approximately 5.3% increase from the previous quarterly rate of $0.2375. The new quarterly dividend rate was effective with the dividend payable on July 1, 2017, to shareholders of record on June 15, 2017.

On July 24, 2017, the General Partner’s Board of Directors approved a quarterly distribution of $0.95 per Common Unit payable August 18, 2017, to unitholders of record on August 10, 2017. During the nine months ended June 30, 2017, AmeriGas Partners declared and paid quarterly distributions on all limited partner units at a rate of $0.95 per Common Unit for the quarter ended March 31, 2017, and $0.94 per Common Unit for each of the quarters ended December 31, 2016 and September 30, 2016.

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

Operating Activities. Cash flow provided by operating activities was $846.0 million in the 2017 nine-month period compared to $863.0 million in the 2016 nine-month period. Cash flow from operating activities before changes in operating working capital was $976.7 million in the 2017 nine-month period compared to $879.5 million in the prior-year period. The higher cash flow from operating activities before changes in operating working capital reflects the positive effects on cash flow of higher net income (after adjusting net income for the non-cash effects of changes in unrealized gains on derivative instruments, and the losses on extinguishments of debt at AmeriGas Partners, the cash flow effects of which are reflected in cash flows from financing activities) and the absence of a $36.0 million cash settlement of interest rate protection agreements at UGI Utilities recorded in the prior year. Cash used to fund changes in operating working capital totaled $130.7 million in the 2017 nine-month period compared to $16.5 million in the prior-year period. The significantly higher cash required to fund changes in accounts receivable and inventories reflects, in large part, the impact of higher LPG and natural gas costs during the current-year period.

Investing Activities. Cash flow used by investing activities was $531.7 million in the 2017 nine-month period compared with $367.1 million in the prior-year period. Investing activity cash flow is principally affected by expenditures for property, plant and equipment; cash paid for acquisitions of businesses; changes in restricted cash balances; investments in investees; and proceeds from sales of assets and businesses. Cash payments for property, plant and equipment were $471.9 million in the 2017 nine-month period compared to $370.6 million in the prior-year period reflecting, in large part, higher pipeline and peaking asset-related cash capital expenditures at our Midstream & Marketing segment, and higher information technology capital expenditures at UGI Utilities. Cash used for acquisitions of businesses in the 2017 and 2016 nine-month period reflects net cash paid for acquisitions at AmeriGas Propane and UGI International.

Financing Activities. Cash flow used by financing activities was $217.1 million in the 2017 nine-month period compared with cash flow provided by financing activities of $48.6 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and, from time to time, issuances of UGI and AmeriGas Partners equity instruments. In October 2016, UGI Utilities issued $100 million of 4.12% Senior Notes and used the net proceeds principally to reduce short-term borrowings and for general corporate purposes. In December 2016, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of 5.50% Senior Notes the net proceeds of which were used in large part for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500.0 million plus accrued and unpaid interest and early redemption premiums. In February 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525 million of 5.75% Senior Notes the net proceeds of which were used primarily for the early repayments in February and May of the remaining outstanding AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $480.8 million plus accrued and unpaid interest and early redemption premiums. See Note 8 to condensed consolidated financial statements for additional information on these debt transactions.

The effect of exchange rate changes on cash during the nine months ended June 31, 2017, reflects the effects on foreign subsidiary cash balances of a weaker euro and British pound sterling.

UTILITY REGULATORY MATTERS

Base Rate Filings. On January 19, 2017, PNG filed a rate request with the Pennsylvania Public Utility Commission (“PUC”) to increase PNG’s base operating revenues for residential, commercial and industrial customers by $21.7 million annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. PNG requested that the new gas rates become effective March 20, 2017. The PUC entered an Order dated February 9, 2017, suspending the effective date for the rate increase to allow for investigation and public hearings. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PUC. Under the terms of the Joint Petition, UGI Utilities will be permitted, effective October 20, 2017, to increase PNG’s annual base distribution rates by $11.3 million. On July 25, 2017, the PUC administrative law judge recommended that the settlement be adopted without modification. Although the Company expects to receive the final order from the PUC approving the settlement by October 2017, the Company cannot predict the timing or the ultimate outcome of the rate case review process.

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

PNG and CPG received PUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In March 2016, PNG and CPG filed petitions seeking approval to increase the maximum allowable DSIC from 5% to 10% of billed distribution revenues. On May 10, 2017, the PUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at the Company’s Long-term Infrastructure Improvement Plan filing in 2018.

On November 9, 2016, UGI Gas received PUC approval to establish a DSIC tariff mechanism, capped at 5% of distribution charges billed to customers, effective January 1, 2017. Revenue collected pursuant to the mechanism will be subject to refund and recoupment based on the PUC’s final resolution of certain matters set aside for hearing before an administrative law judge. UGI Gas will be permitted to recover revenue under the mechanism for the amount of DSIC-eligible plant placed into service in excess of the threshold amount of DSIC-eligible plant agreed upon in the settlement of its recent base rate case. Achievement of that threshold is not likely to occur prior to September 30, 2017.

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

Gas Utility's tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to its customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. At June 30, 2017, the fair values of Gas Utility’s natural gas futures and option contracts were net losses of $0.1 million.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of FTRs and forward electricity purchase contracts, associated with our Electric Utility operations. At June 30, 2017, all of our Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception. At June 30, 2017, the fair values of Electric Utility’s FTRs were not material.

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

The fair value of unsettled commodity price risk sensitive derivative instruments held at June 30, 2017 (excluding those Gas Utility and Electric Utility commodity derivative instruments that are refundable to, or recoverable from, customers) was a gain of $3.1 million. A hypothetical 10% adverse change in the market price of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges would decrease such gain by approximately $45.3 million at June 30, 2017.

Interest Rate Risk

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at June 30, 2017, includes short-term borrowings and UGI France SAS’s and Flaga GmbH’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. UGI France SAS and Flaga GmbH, through the use of pay-fixed, receive-variable interest rate swaps, have fixed the underlying euribor interest rates on their euro-denominated term loans through all, or a substantial portion of, the periods such debt is outstanding. In addition, Flaga GmbH’s U.S. dollar-denominated loan has been swapped from a floating U.S. dollar-denominated interest rate to a fixed euro-denominated interest rate through a cross-currency swap, removing interest rate risk (and foreign currency exchange risk as further described below under Foreign Currency Exchange Rate Risk) associated with the underlying interest payments. At June 30, 2017, combined borrowings outstanding under variable-rate debt agreements, excluding UGI France SAS’s and Flaga GmbH’s effectively fixed-rate debt, totaled $163.9 million.

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

The fair value of unsettled interest rate risk sensitive derivative instruments held at June 30, 2017 (including pay-fixed, receive-variable interest rate swaps) was a loss of $2.2 million. A 50 basis point adverse change in the three-month euribor rate and three-month LIBOR would result in a decrease in fair value of approximately $2.2 million.

Foreign Currency Exchange Rate Risk

Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at June 30, 2017 by approximately $115.0 million, which amount would be reflected in other comprehensive income. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are sold or liquidated. At June 30, 2017, there were no unsettled net investment hedges outstanding.

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

UGI CORPORATION AND SUBSIDIARIES

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at June 30, 2017, including the fair value of Flaga GmbH’s cross-currency swap, was a loss of $13.9 million. A hypothetical 10% adverse change in the value of the euro and the British pound sterling versus the U.S. dollar would result in a decrease in fair value of approximately $50.3 million.

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

Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At June 30, 2017, restricted cash in brokerage accounts totaled $6.7 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at June 30, 2017. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At June 30, 2017, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	65,000	$49.60	65,000	10.92 million
May 1, 2017 to May 31, 2017	—	—	—	10.92 million
June 1, 2017 to June 30, 2017	—	—	—	10.92 million
Total	65,000		65,000

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

ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit

3.1	Bylaws of UGI Corporation, Amended and Restated as of July 25, 2017.	UGI	Form 8-K (7/25/17)	3.1

10.1	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2017.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2017.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 24, 2017.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 24, 2017.

UGI CORPORATION AND SUBSIDIARIES

10.6	UGI Corporation 2009 Deferral Plan, as amended and restated effective June 15, 2017.

10.7	UGI Corporation Senior Executive Employee Severance Plan, as amended as of June 15, 2017.

10.8	Amendment to Senior Facilities Agreement, dated March 8, 2017, by and between UGI France, as Borrower, Guarantor and Security Grantor, and Natixis, as Facility Agent and Security Agent.

10.9	Form of AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.1

10.10	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees, dated January 1, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.2

10.11	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 23, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.3

10.12	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended as of June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.4

10.13	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended as of July 10, 2017.	Utilities	Form 10-Q (6/30/17)	10.1

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	August 4, 2017	By:	/s/ Kirk R. Oliver
Kirk R. Oliver
Chief Financial Officer

Date:	August 4, 2017	By:	/s/ Marie-Dominique Ortiz-Landazabal
Marie-Dominique Ortiz-Landazabal
Vice President - Accounting and Financial Control
and Chief Accounting Officer

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.1	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2017.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2017.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 24, 2017.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 24, 2017.

10.6	UGI Corporation 2009 Deferral Plan, as amended and restated effective June 15, 2017.

10.7	UGI Corporation Senior Executive Employee Severance Plan, as amended as of June 15, 2017.

10.8	Amendment to Senior Facilities Agreement, dated March 8, 2017, by and between UGI France, as Borrower, Guarantor and Security Grantor, and Natixis, as Facility Agent and Security Agent.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2017, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase