Form 10-K
period 2018-09-30
UGI CORP /PA/
filed 2018-11-20
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of UGI Corporation Common Stock held by non-affiliates of the registrant on March 31, 2018 was $7,648,020,563.
At November 13, 2018, there were 173,846,575 shares of UGI Corporation Common Stock issued and outstanding.
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2019 are incorporated by reference into Part III of this Form 10-K.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind our Risk Factors included in Item 1A herein and the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other liquefied petroleum gases (“LPG”), electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, environmental, and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers or retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, natural disasters and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States, Europe and other foreign countries, including the current conflicts in the Middle East, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure or malfunction of our information technology systems, including due to cyber attack; and (22) continued analysis of recent tax legislation.

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

The AmeriGas Propane segment consists of the propane distribution business of AmeriGas Partners, L.P. (“AmeriGas Partners” or the “Partnership”). In addition to distributing propane, the Partnership also sells, installs, and services propane appliances, including heating systems. The Partnership conducts its propane distribution business through its principal operating subsidiary, AmeriGas Propane, L.P., and is the nation’s largest retail propane distributor. The Partnership’s sole general partner is our subsidiary, AmeriGas Propane, Inc. (“AmeriGas Propane” or the “General Partner”). The common units of AmeriGas Partners represent limited partner interests in a Delaware limited partnership and trade on the New York Stock Exchange under the symbol “APU.” We have an effective 26% ownership interest in the Partnership and the remaining interest is publicly held. See Note 1 to Consolidated Financial Statements.

The UGI International segment consists of LPG distribution businesses conducted by our subsidiaries and affiliates in France, Poland, Austria, Hungary, the Czech Republic, Slovakia, Switzerland, Romania, Belgium, the Netherlands, Luxembourg, the United Kingdom, Italy, Finland, Denmark, Norway and Sweden. In addition, UGI International conducts an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. Based on volumes distributed, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg and Hungary and one of the largest distributors of LPG in Poland, the Czech Republic, Slovakia, Norway, the Netherlands and Sweden. These businesses are conducted principally through our subsidiaries, UGI France SAS, Flaga GmbH, AvantiGas Limited, UniverGas Italia S.r.l. (“UniverGas”) and DVEP Investeringen B.V. (“DVEP”).

The Midstream & Marketing segment consists of energy-related businesses conducted by our wholly-owned subsidiary, UGI Energy Services, LLC (“Energy Services”), a subsidiary of UGI Enterprises, LLC (“Enterprises”). These businesses (i) conduct energy marketing in the Mid-Atlantic region of the United States, (ii) operate and own natural gas liquefaction, storage and vaporization facilities and propane-air mixing assets, (iii) manage natural gas pipeline and storage contracts, and (iv) develop, own and operate pipelines, gathering infrastructure and gas storage facilities primarily in the Marcellus Shale region of Pennsylvania and own all or portions of electricity generation facilities. The Midstream & Marketing segment also includes a subsidiary of Enterprises that conducts a heating, ventilation, air conditioning, refrigeration, mechanical and electrical contracting, and project management service business in portions of eastern and central Pennsylvania.

The UGI Utilities segment consists of the regulated natural gas distribution businesses (“Gas Utility”) of our subsidiary, UGI Utilities, Inc. (“UGI Utilities”), and prior to their merger with and into UGI Utilities effective October 1, 2018 (the “Utilities Merger”), UGI Penn Natural Gas, Inc. (“PNG”) and UGI Central Penn Gas, Inc. (“CPG”). The UGI Utilities segment also consists of UGI Utilities’ regulated electric distribution business in Pennsylvania (“Electric Utility”). Gas Utility serves more than 642,000 customers in eastern and central Pennsylvania and more than 500 customers in portions of one Maryland county. UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” Electric Utility serves approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania. Gas Utility is regulated by the Pennsylvania Public Utility Commission (“PAPUC”) and, with respect to its several hundred customers in Maryland, the Maryland Public Service Commission (“MDPSC”). Electric Utility is regulated by the PAPUC.

Business Strategy

Our business strategy is to grow the Company by focusing on our core competencies of distributing, storing, transporting and marketing energy products and services. We are utilizing our core competencies from our existing businesses and our national scope, international experience, extensive asset base and access to customers to accelerate both internal growth and growth through acquisitions in our existing businesses, as well as in related and complementary businesses. During Fiscal 2018, we completed a number of transactions in pursuit of this strategy and made progress on larger internally generated capital projects, including infrastructure projects to further support the development of natural gas in the Marcellus Shale region of Pennsylvania. A few of these transactions and projects are described below.

In October 2017, our Midstream & Marketing business enhanced its natural gas infrastructure assets with the acquisition of approximately 60 miles of natural gas gathering lines in northern Pennsylvania, and in March 2018, it acquired an additional 3.6 miles of natural gas gathering lines in Clinton County, Pennsylvania. Also, in Fiscal 2018, Energy Services placed the Steelton LNG peak shaving facility into service, which is designed to provide 65,000 dekatherms per day of peaking capacity and two million gallons of LNG storage.

In addition, Energy Services made progress on the PennEast Pipeline project, the development of an approximately 120-mile pipeline from Luzerne County, Pennsylvania to the Trenton-Woodbury interconnection in New Jersey. Energy Services owns a 20% interest in the PennEast Pipeline project and serves as the project manager. When completed, the PennEast Pipeline will transport approximately 1 billion cubic feet of low cost natural gas to residential and commercial customers each day. In January 2018, the Federal Energy Regulatory Commission (“FERC”) issued a Certificate of Public Convenience and Necessity for the PennEast Pipeline project.

In Fiscal 2018, UGI International expanded its LPG distribution business into Italy through the acquisition of Totalgaz Italia S.r.l. (now known as UniverGas). UniverGas serves customers in the northern and central regions of Italy. In addition, UGI International completed the integration of Finagaz, a May 2015 acquisition that nearly doubled our LPG distribution business in France.
UGI Utilities continued to execute on its infrastructure replacement and system betterment program, with record capital expenditures in Fiscal 2018.  For example, UGI Utilities made progress toward its goal of replacing the cast iron portions of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041.  Effective October 20, 2017, new base rates went into effect for PNG resulting in an approximate $11.3 million increase in annual base rate revenues.  In addition, in January 2018, Electric Utility filed a request with the PAPUC to increase its base operating revenues for residential, commercial, and industrial customers and, on October 25, 2018, the PAPUC issued a final order permitting Electric Utility to make a tariff filing to increase its annual base distribution rates by $3.2 million, effective October 27, 2018.

Corporate Information

UGI Corporation was incorporated in Pennsylvania in 1991. The Company is not subject to regulation by the PAPUC and it is a “holding company” under the Public Utility Holding Company Act of 2005 (“PUHCA 2005”). PUHCA 2005 and the implementing regulations of the FERC give FERC access to certain holding company books and records and impose certain accounting, record-keeping, and reporting requirements on holding companies. PUHCA 2005 also provides state utility regulatory commissions with access to holding company books and records in certain circumstances. Pursuant to a waiver granted in accordance with FERC’s regulations on the basis of UGI Corporation’s status as a single-state holding company system, UGI Corporation is not subject to certain of the accounting, record-keeping, and reporting requirements prescribed by FERC’s regulations.

Our executive offices are located at 460 North Gulph Road, King of Prussia, Pennsylvania 19406, and our telephone number is (610) 337-1000. In this report, the terms “Company” and “UGI,” as well as the terms “our,” “we,” “us,” and “its,” are sometimes used as abbreviated references to UGI Corporation or, collectively, UGI Corporation and its consolidated subsidiaries. Similarly, the terms “AmeriGas Partners” and the “Partnership” are sometimes used as abbreviated references to AmeriGas Partners, L.P. or, collectively, AmeriGas Partners, L.P. and its subsidiaries, and the term “UGI Utilities” is sometimes used as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries. The terms “Fiscal 2019,” “Fiscal 2018,” “Fiscal 2017” and “Fiscal 2016” refer to the fiscal years ended September 30, 2019, September 30, 2018, September 30, 2017, and September 30, 2016, respectively.

The Company’s corporate website can be found at www.ugicorp.com. Information on our website is not intended to be incorporated into this report. The Company makes available free of charge at this website (under the “Investor Relations - Financial Reports - SEC Filings and Proxy” caption) copies of its reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q and its Current Reports on Form 8-K. The Company’s Principles of Corporate Governance, Code of Ethics for the Chief Executive Officer and Senior Financial Officers and Code of Business Conduct and Ethics for Directors, Officers and Employees are available on the Company’s website under the caption “Investor Relations - Corporate Governance.” The Company’s charters of the Corporate Governance, Audit, Compensation and Management Development, and Safety, Environmental and Regulatory Compliance Committees of the Board of Directors are available on the Company’s website under the caption “Investor Relations - Corporate Governance - Committees.” All of these documents are also available free of charge by writing to Treasurer, UGI Corporation, P.O. Box 858, Valley Forge, PA 19482.

AMERIGAS PROPANE

Products, Services and Marketing

Our domestic propane distribution business is conducted through AmeriGas Partners. AmeriGas Propane is responsible for managing the Partnership. The Partnership serves over 1.7 million customers in all 50 states from approximately 1,900 propane distribution locations. In addition to distributing propane, the Partnership also sells, installs and services propane appliances, including heating systems and propane-powered generators. Typically, the Partnership’s propane distribution locations are in suburban and rural areas where natural gas is not readily available. Our local offices generally consist of a business office and propane storage. As part of its overall transportation and distribution infrastructure, the Partnership operates as an interstate carrier in all states throughout the continental U.S.

The Partnership sells propane primarily to residential, commercial/industrial, motor fuel, agricultural and wholesale customers. The Partnership distributed over 1.1 billion gallons of propane in Fiscal 2018. Approximately 95% of the Partnership’s Fiscal 2018 sales (based on gallons sold) were to retail accounts and approximately 5% were to wholesale and supply customers. Sales to residential customers in Fiscal 2018 represented approximately 36% of retail gallons sold; commercial/industrial customers 38%; motor fuel customers 18%; and agricultural customers 4%. Transport gallons, which are large-scale deliveries to retail customers other than residential, accounted for 4% of Fiscal 2018 retail gallons. No single customer represents, or is anticipated to represent, more than 5% of the Partnership’s consolidated revenues.

The Partnership continues to expand its AmeriGas Cylinder Exchange (“ACE”) program. At September 30, 2018, ACE cylinders were available at over 59,000 retail locations throughout the U.S. Sales of our ACE cylinders to retailers are included in commercial/industrial sales. The ACE program enables consumers to purchase or exchange propane cylinders at various retail locations such as home centers, gas stations, mass merchandisers and grocery and convenience stores. In addition, in Fiscal 2018, the ACE program continued to roll-out its 24/7 automated self-serve vending machines, enabling customers to purchase and exchange ACE cylinders at various retail locations at any time of day. We also supply retailers with large propane tanks to enable retailers to replenish customers’ propane cylinders directly at the retailer’s location.

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

During Fiscal 2018, we continued to make significant investments in technology to reduce operational costs while improving our customers’ experience. For example, (i) following the successful implementation of the AmeriMobile distribution platform to all district locations to more efficiently deploy our drivers in making deliveries to customers, we began to roll out the platform to our service technicians for service scheduling, job routing, and billing, and (ii) we continue to promote a customer service culture through enhancements to our on-line customer experience, enabling customers to transact with us after hours, to sign up as a new customer and to seek customer support through live on-line chat.

Propane Supply and Storage

The United States propane market has over 250 domestic and international sources of supply, including the spot market. Supplies of propane from the Partnership’s sources historically have been readily available. Volatility in the U.S. propane market stabilized in Fiscal 2017, following record high levels reached in Fiscal 2016 and the fiscal year ended September 30, 2015, and the propane industry continued to experience normal inventory levels in Fiscal 2018. The availability and pricing of propane supply is dependent upon, among other things, the severity of winter weather, the price and availability of competing fuels such as natural gas and crude oil, and the amount and availability of exported supply and, to a much lesser extent, imported supply. In recent years, there has been an increase in overseas demand for U.S. propane exports as the U.S. continues to have low cost reliable sources of propane. We utilized our extensive distribution and logistics channels to minimize disruption to our customers due to supply chain interruptions resulting from severe cold weather events in January 2018 as well as the delay of critical supply imports into the New England area.

During Fiscal 2018, approximately 98% of the Partnership’s propane supply was purchased under supply agreements with terms of one to three years. Although no assurance can be given that supplies of propane will be readily available in the future, management currently expects to be able to secure adequate supplies during Fiscal 2019. If supply from major sources were interrupted, however, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Plains Marketing, L.P. supplied approximately 18% of the Partnership’s Fiscal 2018 propane supply. No other single supplier provided more than 10% of the Partnership’s total propane supply in Fiscal 2018. In certain geographic areas, however, a single supplier provides more than 50% of the Partnership’s requirements. Disruptions in supply in these areas could also have an adverse impact on the Partnership’s margins.

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

Because the Partnership’s profitability is sensitive to changes in wholesale propane costs, the Partnership generally seeks to pass on increases in the cost of propane to customers. There is no assurance, however, that the Partnership will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events. The General Partner has adopted supply acquisition and product cost risk management practices to reduce the effect of volatility on selling prices. These practices currently include the use of summer storage, forward purchases and derivative commodity instruments, such as propane price swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures.”

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

In Fiscal 2018, the Partnership’s retail propane sales totaled more than 1.0 billion gallons. Based on the most recent annual survey by the American Petroleum Institute, 2016 domestic retail propane sales (annual sales for other than chemical uses) in the U.S. totaled approximately 8.2 billion gallons. Based on LP-GAS magazine rankings, 2016 sales volume of the ten largest propane distribution companies (including AmeriGas Partners) represented approximately 36% of domestic retail sales.

Properties

As of September 30, 2018, the Partnership owned approximately 80% of its nearly 640 local offices throughout the country. The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of September 30, 2018, the Partnership operated a transportation fleet with the following assets:

Approximate Quantity & Equipment Type		% Owned	% Leased
920	Trailers	75%	25%
350	Tractors	4%	96%
510	Railroad tank cars	0%	100%
3,000	Bobtail trucks	26%	74%
400	Rack trucks	29%	71%
3,700	Service and delivery trucks	35%	65%

Other assets owned at September 30, 2018 included approximately 1 million stationary storage tanks with typical capacities of more than 120 gallons, approximately 4.2 million portable propane cylinders with typical capacities of 1 to 120 gallons, 22 terminals and 12 transflow units.

Trade Names, Trade and Service Marks
The Partnership markets propane and other services principally under the “AmeriGas®,” “America’s Propane Company®,” “Driving Every DaySM” “Heritage Propane®,” and “Relationships Matter®,” trade names and related service marks. The Partnership also markets propane under various other trade names throughout the United States. UGI owns, directly or indirectly, all the right, title and interest in the “AmeriGas” name and related trade and service marks. The General Partner owns all right, title and interest in the “America’s Propane Company” trade name and related service marks. The Partnership has an exclusive (except for use by UGI, AmeriGas, Inc., AmeriGas Polska Sp. z.o.o. and the General Partner), royalty-free license to use these trade names and related service marks. UGI and the General Partner each have the option to terminate its respective license agreement (except its licenses with permitted transferees and on 12 months prior notice in the case of UGI), without penalty, if the General Partner is removed as general partner of the Partnership for cause. If the General Partner ceases to serve as the general partner of the Partnership other than for cause, the General Partner has the option to terminate its license agreement upon payment of a fee to AmeriGas Propane, L.P. equal to the fair market value of the licensed trade names. UGI has a similar termination option; however, UGI must provide 12 months’ prior notice in addition to paying the fee to AmeriGas Propane, L.P. UGI and the General Partner each also have the right to terminate its respective license agreement in order to settle any claim of infringement, unfair competition or similar claim or if the agreement has been materially breached without appropriate cure.

Seasonality

Because many customers use propane for heating purposes, the Partnership’s retail sales volume is seasonal. During Fiscal 2018, approximately 65% of the Partnership’s retail sales volume occurred, and substantially all of the Partnership’s operating income was earned, during the peak heating season from October through March. As a result of this seasonality, sales are typically higher in the Partnership’s first and second fiscal quarters (October 1 through March 31). Cash receipts are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the winter heating season.

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

Environmental

Generally, the applicable environmental laws impose limitations on the discharge of pollutants, establish standards for the handling of solid and hazardous substances, and require the investigation and cleanup of environmental contamination. These laws include, among others, the federal Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund Law”), the Clean Air Act, the Clean Water Act, the Homeland Security Act of 2002, the Emergency Planning and Community Right-to-Know Act, comparable state statutes and any applicable amendments. The Partnership incurs expenses associated with compliance with its obligations under federal and state environmental laws and regulations, and we believe that the Partnership is in material compliance with all of its obligations. The Partnership maintains various permits that are necessary to operate its facilities, some of which may be material to its operations. The Partnership continually monitors its operations with respect to potential environmental issues, including changes in legal requirements.

The Partnership is investigating and remediating contamination at a number of present and former operating sites in the United States, including sites where its, predecessor entities operated manufactured gas plants. CERCLA and similar state laws impose joint and several liability on certain classes of persons considered to have contributed to the release or threatened release of a “hazardous substance” into the environment without regard to fault or the legality of the original conduct. Propane is not a hazardous substance within the meaning of CERCLA.

Health and Safety
The Partnership is subject to the requirements of OSHA and comparable state laws that regulate the protection of the health and safety of our workers. These laws require the Partnership, among other things, to maintain information about materials, some of which may be hazardous or toxic, that are used, released, or produced in the course of our operations. Certain portions of this information must be provided to employees, federal and state and local governmental authorities and responders, commercial and industrial customers and local citizens in accordance with applicable federal and state Emergency Planning and Community Right-to-Know Act requirements. The Partnership’s operations are also subject to the safety hazard communication requirements and reporting obligations set forth in federal workplace standards.

All states in which the Partnership operates have adopted fire safety codes that regulate the storage, distribution, and use of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. The Partnership conducts training programs to help ensure that its operations are in compliance with applicable governmental regulations. With respect to general operations, the Partnership is subject in all jurisdictions in which it operates to rules and procedures governing the safe handling of propane, including those established by National Fire Protection Association Pamphlets No. 54 and No. 58, various state, local and international codes (including international fire, building and fuel gas codes), and OSHA fall protection standards. Management believes that the policies and procedures currently in effect at all of its facilities for the handling, storage, distribution and use of propane, as well as its fall protection standards, are consistent with industry standards and are in compliance, in all material respects, with applicable laws and regulations.

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

Climate Change

There continues to be concern, both nationally and internationally, about climate change and the contribution of greenhouse gas (“GHG”) emissions, most notably carbon dioxide, to global warming. Because propane is considered a clean alternative fuel under the federal Clean Air Act Amendments of 1990, the Partnership anticipates that this will provide it with a competitive advantage over other sources of energy, such as fuel oil and coal, to the extent new climate change regulations become effective. At the same time, increased regulation of GHG emissions, especially in the transportation sector, could impose significant additional costs on the Partnership, its suppliers and its customers. In recent years, there has been an increase in state initiatives aimed at regulating GHG emissions. For example, the California Environmental Protection Agency established a Cap & Trade program that requires certain covered entities, including propane distribution companies, to purchase allowances to compensate for the GHG emissions created by their business operations. Compliance with these types of regulations may increase our operating costs if we are unable to pass these costs to our customers.

Employees

The Partnership does not directly employ any persons responsible for managing or operating the Partnership. The General Partner provides these services and is reimbursed for its direct and indirect costs and expenses, including all compensation and benefit costs. At September 30, 2018, the General Partner had approximately 7,700 employees, including over 250 part-time, seasonal and temporary employees, working on behalf of the Partnership. UGI also performs certain financial and administrative services for the General Partner on behalf of the Partnership and is reimbursed by the Partnership.

UGI INTERNATIONAL

UGI International, through subsidiaries and affiliates, conducts (i) an LPG distribution business in 17 countries throughout Europe (France, Poland, Austria, Hungary, the Czech Republic, Slovakia, Switzerland, Romania, Belgium, the Netherlands, Luxembourg, the United Kingdom, Italy, Finland, Denmark, Norway and Sweden), and (ii) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. Based on Fiscal 2018 volumes, UGI International believes that it is the largest distributor of LPG in France, Austria, Belgium, Denmark, Luxembourg and Hungary and one of the largest distributors of LPG in Poland, the Czech Republic, Slovakia, Norway, the Netherlands and Sweden.
Products, Services and Marketing
LPG Distribution Business
During Fiscal 2018, UGI International sold approximately 1 billion gallons of LPG throughout Europe. UGI International operates under seven distinct LPG brands, and its customer base primarily consists of residential, commercial, industrial, agricultural, wholesale and automobile fuel (‘‘autogas’’) customers that use LPG for space heating, cooking, water heating, motor fuel, leisure activities, crop drying, irrigation, construction, power generation, manufacturing and as an aerosol propellant. For Fiscal 2018, approximately 38% of UGI International’s LPG volume was sold to commercial and industrial customers, approximately 24% was sold to residential, approximately 8% was sold to agricultural and approximately 30% was sold to wholesale and other customers (including autogas). UGI International supplies LPG to its customers in small, medium and large bulk tanks at their locations. In addition to bulk sales, UGI International sells LPG in cylinders through retail outlets, such as supermarkets, individually owned stores and gas stations. Sales of LPG are also made to service stations to fuel vehicles that run on LPG. Approximately 62% of Fiscal 2018 LPG sales (based on volumes) were attributed to bulk, 17% to cylinder, 13% to wholesale and 8% to autogas. For Fiscal 2018, no single customer represented more than 5% of UGI International’s revenues.
Bulk
UGI International classifies its bulk customers as small, medium or large bulk, depending on tank size at the customer locations. Small bulk customers are primarily residential and small business users such as restaurants that use LPG mainly for heating and cooking. Medium bulk customers consist mainly of large residential housing developments, hospitals, hotels, municipalities, medium-sized industrial enterprises and poultry brooders. Large bulk customers include agricultural customers (including crop drying) and companies that use LPG in their industrial processes. At September 30, 2018, UGI International had over 550,000 bulk LPG customers and sold approximately 627 million gallons of bulk LPG during Fiscal 2018.
Cylinder
UGI International sells LPG in both steel and composite cylinders and typically owns the cylinders in which the LPG is sold. The principal end-users of cylinders are residential customers who use LPG for domestic applications, such as cooking and heating. Non-residential uses include fuel for forklift trucks, road construction and welding. At September 30, 2018, UGI International had approximately 19 million cylinders in circulation and sold approximately 170 million gallons of LPG in cylinders during Fiscal 2018. UGI International also delivers LPG to wholesale and retail customers in cylinders, including through the use of vending machines.
Wholesale, Autogas and Other Services
Approximately 13% of UGI International’s Fiscal 2018 LPG sales were to wholesale customers (including small competitors, large industrial customers and aerosol customers), and approximately 8% of Fiscal 2018 LPG sales were to autogas customers. UGI International also provides logistics, storage and other services to third-party LPG distributors.
Energy Marketing Business
UGI International markets and supplies natural gas and electricity to small and medium enterprises, schools and municipalities through third party distribution systems. UGI International started developing its energy marketing business organically in 2012 and completed the acquisition of DVEP in the Netherlands in August 2017. UGI International sold approximately 28 billion cubic feet of natural gas and 3,850 gigawatt hours of electricity during Fiscal 2018.
LPG Supply, Storage and Transportation
In Fiscal 2017, UGI International centralized its European supply function. UGI International is typically party to term contracts, with approximately 50 different suppliers, including producers and international oil and gas trading companies, to meet LPG supply requirements throughout Europe. LPG supply is transported via rail and sea, and by road for shorter distances. Agreements are generally one- to two-year term agreements with pricing based on internationally quoted market prices. Additionally, LPG is purchased on the domestic spot markets to manage supply needs. In certain geographic areas (the United Kingdom and Italy), a single supplier may provide approximately 50% or more of UGI International’s requirements. Because UGI International’s profitability is sensitive to changes in wholesale LPG costs, UGI International generally seeks to pass on increases in the cost of LPG to its customers. There can be no assurance, however, that UGI International will always be able to pass on product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. Product cost increases can be triggered by periods of severe cold weather, supply interruptions, increases in the prices of base commodities such as crude oil and natural gas, or other unforeseen events.
UGI International stores LPG at various storage facilities and terminals located across Europe and has interests in 10 primary storage facilities and over 70 secondary storage facilities. LPG stored in primary storage facilities is transported to smaller storage facilities by rail and road. At secondary storage facilities, LPG is loaded into cylinders or trucks equipped with tanks and then delivered to customers. UGI International also manages an extensive logistics and transportation network and has access to seaborne import facilities.
UGI International transports LPG to customers primarily through outsourced transportation providers to serve both bulk and cylinder markets. UGI International has long-term relationships with many providers of logistics and transportation services in most of its markets and is not dependent on the services of any single transportation provider.
Competition and Seasonality
The LPG markets in western and northern Europe are mature, with modest declines in total demand due to competition with other fossil fuels and other energy sources, conservation and macroeconomic conditions. In the Eastern European countries in which UGI International operates, the demand for LPG is expected to grow in certain segments. Sales volumes are affected principally by the severity of the weather and customer migration to alternative energy forms, including natural gas, electricity, heating oil and wood. High LPG prices also may result in slower than expected growth due to customer conservation and customers seeking less expensive alternative energy sources. In addition, government policies and incentives that favor alternative energy sources, such as wind and solar, can result in customers migrating to energy sources other than LPG. In addition to price, UGI International competes for customers in its various markets based on contract terms. UGI International competes locally as well as regionally in many of its service territories. Additionally, particularly in France, although UGI International supplies certain supermarket chains, it also competes with some of these supermarket chains that affiliate with LPG distributors to offer their own brands of cylinders. UGI International seeks to increase demand for its LPG cylinders through marketing and product innovations.
In its energy marketing business, UGI International competes against small- and medium-sized enterprise providers of natural gas and electricity in four countries in Europe where the markets have been deregulated for at least ten years. The markets are generally stable, developed and growing and competition can be local, regional or pan-European.
Because many of UGI International’s customers use LPG for heating, sales volume is affected principally by the severity of the temperatures during the heating season months and traditionally fluctuates from year-to-year in response to variations in weather, prices and other factors, such as conservation efforts and the economic environment. Demand for LPG is higher during the colder months of the year. For historical information on weather statistics for UGI International, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’
Government Regulation
UGI International’s business is subject to various laws and regulations at the country and local levels, as well as at the European Union (‘‘EU’’) level, with respect to matters such as protection of the environment, the storage, transportation and handling of hazardous materials and flammable substances (including the Seveso II Directive), regulations specific to bulk tanks, cylinders and pipe networks, competition, pricing, regulation of contract terms, anti-corruption (including the U.S. Foreign Corrupt Practices Act, Sapin II and the U.K. Bribery Act), data privacy and protection, and the safety of persons and property.
Environmental
Environmental laws and regulations may require expenditures over a long timeframe to control environmental effects. Estimates of liabilities for environmental response costs are difficult to determine with precision because of the various factors that can affect their ultimate level. These factors include, but are not limited to, the following: (i) the complexity of the site; (ii) changes in environmental laws and regulations; (iii) the number of regulatory agencies or other parties involved; (iv) new technology that renders previous technology obsolete or experience with existing technology that proves ineffective; (v) the level of remediation required; and (vi) variation between the estimated and actual period of time required to respond to an environmentally-contaminated site.

Data Privacy
The EU adopted the General Data Protection Regulation (‘‘GDPR’’), which became effective in May of 2018. The GDPR expands the current EU data protection laws to all companies processing data of EU residents. It primarily focuses on unifying and strengthening the regulations dealing with the collection, processing, use and security of personal and sensitive data.
Properties
In addition to regional headquarter locations and sales offices throughout its service territory, UGI International has interests in 10 primary storage facilities and over 70 secondary storage facilities.
Employees
At September 30, 2018, UGI International had approximately 2,900 employees.

MIDSTREAM & MARKETING

Retail Energy Marketing

Our retail energy marketing business is conducted through Energy Services and sells natural gas, liquid fuels and electricity to over 12,500 residential, commercial and industrial customers at approximately 35,500 locations. Energy Services serves customers in all or portions of Pennsylvania, New Jersey, Delaware, New York, Ohio, Maryland, Massachusetts, Virginia, North Carolina, South Carolina, Rhode Island and the District of Columbia. Energy Services distributes natural gas through the use of the distribution systems of 41 local gas utilities. It supplies power to customers through the use of the transmission lines of 20 utility systems.

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

Midstream Assets

Our Midstream assets, which are owned by Energy Services and its subsidiaries, comprise a natural gas liquefaction, storage and vaporization facility in Temple, Pennsylvania, a liquefaction and storage facility in Mehoopany, Pennsylvania, and propane storage and propane-air mixing stations in Bethlehem, Reading, Hunlock Creek, and White Deer, Pennsylvania. Energy Services and its subsidiaries also operate propane storage, rail transshipment terminals and propane-air mixing stations in Steelton and Williamsport, Pennsylvania. These assets are used in Midstream & Marketing’s energy peaking business that provides supplemental energy, primarily LNG and propane-air mixtures, to gas utilities at times of high demand (generally during periods of coldest winter weather). In addition, Energy Services sells LNG to customers for use by trucks, drilling rigs, other motor vehicles and facilities located off the gas grid. Our Midstream & Marketing segment also manages natural gas pipeline and storage contracts for UGI Utilities and Frontier Natural Gas.

In Fiscal 2018, our Midstream & Marketing segment continued making investments to expand its energy peaking and LNG fuels business. Energy Services placed the Steelton LNG peak shaving facility into service in Fiscal 2018, which is designed to provide 65,000 dekatherms per day of peaking capacity and two million gallons of LNG storage. Energy Services also purchased portable LNG peak shaving equipment, which includes skid mounted LNG vaporizers, storage and LNG transport trailers, designed to provide up to 15,000 dekatherms per day of peaking. These units were deployed to sites near Mt. Carmel and Reading, Pennsylvania.

A wholly-owned subsidiary of Energy Services owns and operates underground natural gas storage and related high pressure pipeline facilities, which have FERC approval to sell storage services at market-based rates. The storage facilities are located in the Marcellus Shale region of north-central Pennsylvania and have a total storage capacity of 15 million dekatherms and a maximum daily withdrawal quantity of 224,000 dekatherms. In Fiscal 2018, Energy Services leased more than 85% of the firm capacity at its underground natural gas facilities to third parties.

Energy Services also operates a gathering system in the Marcellus Shale region of northeastern Pennsylvania with a total system capacity of 470,000 dekatherms per day, which will be expanded to a total system capacity of 620,000 dekatherms per day in late 2019. The gathering system delivers into both the Tennessee Gas and Transcontinental Gas pipelines. In Fiscal 2018, Energy Services completed the acquisition of 60 miles of natural gas gathering lines, dehydration and compression facilities located in Bradford, Tioga and Lycoming Counties, Pennsylvania, as well as 3.6 miles of natural gas gathering lines located in Clinton County, Pennsylvania.

In Fiscal 2018, our Midstream & Marketing segment also made progress on its participation in the PennEast Pipeline project to develop an approximately 120-mile pipeline from Luzerne County, Pennsylvania to the Transco pipeline interconnection in Mercer County, New Jersey. When completed, the pipeline will transport approximately 1 billion cubic feet of low cost natural gas to residential and commercial customers each day. In January 2018, FERC issued a Certificate of Public Convenience and Necessity for the PennEast Pipeline project and we expect to commence construction on the project in late 2019.

Future planned investments are expected to cover a range of midstream asset opportunities, including interstate pipelines, local gathering systems and gas storage facilities and complementary and related investments.

Electricity Generation Assets

Midstream & Marketing’s electricity generation assets consist of electric generation facilities conducted by Energy Services’ wholly-owned subsidiary, UGI Development Company (“UGID”). UGID has an approximate 5.97% (approximately 102 megawatt) ownership interest in the Conemaugh generation station (“Conemaugh”), a 1,711-megawatt, coal-fired electricity generation station located near Johnstown, Pennsylvania. Conemaugh is owned by a consortium of energy companies and operated by a unit of NRG Energy. UGID also owns and operates the Hunlock Station located near Wilkes-Barre, Pennsylvania, a 130-megawatt natural gas-fueled electricity generating station, and owns and operates a landfill gas-fueled generation plant near Hegins, Pennsylvania, with gross generating capacity of 11 megawatts. The plant qualifies for renewable energy credits. In Fiscal 2018, UGID completed the acquisition of Hunlock Energy, LLC, a 44 megawatt natural gas-fired peaking turbine in Luzerne County, Pennsylvania. This turbine is adjacent to UGID’s existing Hunlock generation facility and, accordingly, the operation, fuel supply and dispatch activities for the turbine will be conducted by UGID. Additionally, UGID owns and operates 13.5 megawatts of solar-powered generation capacity in Pennsylvania, Maryland and New Jersey.

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

Midstream & Marketing’s midstream assets include natural gas gathering pipelines and compression in northeastern Pennsylvania that are regulated under the Pipeline Safety Improvement Act of 2002 and subject to operational oversight by both the Pipeline and Hazardous Materials Safety Administration and the PAPUC.

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

Employees

At September 30, 2018, Midstream & Marketing had over 600 employees, including nearly 300 employees in its HVAC business and approximately 20 employees at UGID.

UGI UTILITIES

GAS UTILITY

Gas Utility consists of the regulated natural gas distribution businesses of our subsidiary, UGI Utilities, which prior to October 1, 2018, was comprised of UGI Utilities and two separate, wholly owned natural gas distribution utility subsidiaries, PNG and CPG. UGI Utilities, PNG and CPG have been consolidated by merger effective October 1, 2018, with UGI Utilities as the surviving entity. Gas Utility serves more than 642,000 customers in eastern and central Pennsylvania and more than 500 customers in portions of one Maryland county. Gas Utility is regulated by the PAPUC and, with respect to its customers in Maryland, the MDPSC.

Service Area; Revenue Analysis

Gas Utility provides natural gas distribution services to more than 642,000 customers in certificated portions of 44 eastern and central Pennsylvania counties through its distribution system. Contemporary materials, such as plastic or coated steel, comprise approximately 90% of Gas Utility’s 12,300 miles of gas mains, with bare steel pipe comprising approximately 8% and cast iron pipe comprising approximately 2% of Gas Utility’s gas mains. In accordance with Gas Utility’s agreement with the PAPUC, Gas Utility will replace the cast iron portion of its gas mains by March 2027 and the bare steel portion of its gas mains by September 2041. The service area includes the cities of Allentown, Bethlehem, Easton, Harrisburg, Hazleton, Lancaster, Lebanon, Reading, Scranton, Wilkes-Barre, Lock Haven, Pittston, Pottsville and Williamsport, Pennsylvania, and the boroughs of Honesdale and Milford, Pennsylvania. Located in Gas Utility’s service area are major production centers for basic industries such as specialty metals, aluminum, glass, paper product manufacturing, and several power generation facilities. Gas Utility also distributes natural gas to more than 500 customers in portions of one Maryland county.

System throughput (the total volume of gas sold to or transported for customers within Gas Utility’s distribution system) for Fiscal 2018 was approximately 264 billion cubic feet (“bcf”). System sales of gas accounted for approximately 23% of system throughput, while gas transported for residential, commercial and industrial customers who bought their gas from others accounted for approximately 77% of system throughput.

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

Gas Supply Contracts

During Fiscal 2018, Gas Utility purchased approximately 92.8 bcf of natural gas for sale to retail core-market customers (principally comprised of firm- residential, commercial and industrial customers that purchase their gas from Gas Utility (“retail core-market”)) and off-system sales customers. Nearly 94% of the volumes purchased were supplied under agreements with 10 suppliers. The remaining 6% of gas purchased by Gas Utility was supplied by 10 producers and marketers. Gas supply contracts for Gas Utility are generally no longer than 12 months. Gas Utility also has long-term contracts with suppliers for natural gas peaking supply during the months of November through March.

Seasonality

Because many of its customers use gas for heating purposes, Gas Utility’s sales are seasonal. For Fiscal 2018, approximately 59% of Gas Utility’s sales volume was supplied, and approximately 96% of Gas Utility’s operating income was earned, during the peak heating season from October through March.

Competition

Natural gas is a fuel that competes with electricity and oil and, to a lesser extent, with propane and coal. Competition among these fuels is primarily a function of their comparative price and the relative cost and efficiency of the equipment. Natural gas generally benefits from a competitive price advantage over oil, electricity and propane, although the price gap between natural gas and oil narrowed in recent years. Fuel oil dealers compete for customers in all categories, including industrial customers. Gas Utility responds to this competition with marketing and sales efforts designed to retain, expand, and grow its customer base.

In substantially all of its service territories, Gas Utility is the only regulated gas distribution utility having the right, granted by the PAPUC or by law, to provide gas distribution services. All of Gas Utility’s customers, including core-market customers, have the right to purchase gas supplies from entities other than natural gas distribution utility companies.

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

Approximately 42% of Gas Utility’s annual throughput volume for commercial and industrial customers includes non-interruptible customers with firm rates with locations that afford them the opportunity of seeking transportation service directly from interstate pipelines, thereby bypassing Gas Utility. In addition, nearly 17% of Gas Utility’s annual throughput volume for commercial and industrial customers is from customers who are served under interruptible rates and are also in a location near an interstate pipeline. Gas Utility has 38 such customers, 35 of which have transportation contracts extending beyond Fiscal 2019. The majority of these customers are served under transportation contracts having 3- to 20-year terms and all are among the largest customers for Gas Utility in terms of annual volumes. No single customer represents, or is anticipated to represent, more than 5% of Gas Utility’s total revenues.

Outlook for Gas Service and Supply

Gas Utility anticipates having adequate pipeline capacity, peaking services and other sources of supply available to it to meet the full requirements of all firm customers on its system through Fiscal 2019. Supply mix is diversified, market priced and delivered pursuant to a number of long-term and short-term primary firm transportation and storage arrangements, including transportation contracts held by some of Gas Utility’s larger customers.

During Fiscal 2018, Gas Utility supplied transportation service to 10 electric generation facilities and installed new service to three co-generation facilities. Gas Utility continues to seek new residential, commercial, and industrial customers for both firm and interruptible service. In Fiscal 2018, Gas Utility connected approximately 1,900 new commercial and industrial customers. In the residential market sector, Gas Utility added over 12,000 residential heating customers during Fiscal 2018. Approximately 54% of these customers converted to natural gas heating from other energy sources, mainly oil and electricity. New home construction and existing non-heating gas customers who added gas heating systems to replace other energy sources primarily accounted for the other residential heating connections in Fiscal 2018.

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

UGI Utilities’ objective in negotiations with providers of gas supply resources, and in proceedings before regulatory agencies, is to ensure availability of supply, transportation and storage alternatives to serve market requirements at the lowest cost possible, taking into account the need for security with guaranteed deliverability and reliability of supply. Consistent with that objective, UGI Utilities negotiates the terms of firm transportation capacity on all pipelines serving it, arranges for appropriate storage and peak-shaving resources, negotiates with producers for competitively priced gas purchases and aggressively participates in regulatory proceedings related to transportation rights and costs of service.

Gas Utility Regulation and Rates

UGI Gas Merger

On March 8, 2018, UGI Utilities and its wholly owned subsidiaries, PNG and CPG, filed an application with the PAPUC for permission (i) to merge PNG and CPG with and into UGI Gas and (ii) for UGI Utilities to adopt the preexisting PNG and CPG tariffs, rates and terms and conditions of service for inclusion in the UGI Gas tariff, and (iii) thereafter operate as the UGI South (encompassing the former service territory of UGI Gas), UGI North rate district (formerly PNG) and UGI Central rate district (formerly CPG) rate districts of UGI Utilities, respectively. The authority to merge was granted in a September 20, 2018 PAPUC Opinion and Order, and the merger became effective October 1, 2018. The merger was also separately approved by the MDPSC.

Pennsylvania Public Utility Commission Jurisdiction and Gas Utility Rates

Gas Utility is subject to regulation by the PAPUC as to rates, terms and conditions of service, accounting matters, issuance of securities, contracts and other arrangements with affiliated entities, gas safety and various other matters. Rates that Gas Utility may charge for gas service come in two forms: (i) rates designed to recover purchased gas costs (“PGCs”); and (ii) rates designed to recover costs other than PGCs. Rates designed to recover PGCs are reviewed in PGC proceedings. Rates designed to recover costs other than PGCs are primarily established in general base rate proceedings.

In January 2016, UGI Utilities filed a request with the PAPUC for its first base rate increase in over 21 years. On October 14, 2016, the PAPUC approved a settlement that was effective October 19, 2016 and resulted in a $27.0 million increase in annual base rate revenues. The settlement permitted UGI Gas to establish new reconcilable surcharges to permit the timely recovery of the costs of universal service programs designed to assist low income customers, and costs associated with a new energy efficiency and conservation program. UGI Gas was also permitted to implement a new Technology and Economic Development Rider to provide additional flexibility in establishing the rates of smaller volume commercial and industrial customers to encourage cost-effective load growth.

On January 19, 2017, PNG (now known as the UGI North rate district) filed a rate request with the PAPUC to increase PNG’s base operating revenues for residential, commercial, and industrial customers by $21.7 million annually. On August 31, 2017, the PAPUC approved a settlement that permitted PNG to increase its annual base distribution rates by $11.3 million, effective October 20, 2017. The settlement also permitted PNG to recover costs associated with a new energy efficiency and conservation program and, similar to UGI Gas, also permitted PNG to implement a new Technology and Economic Development Rider to provide additional flexibility in establishing the rates of smaller volume commercial and industrial customers to encourage cost-effective load growth.

On February 20, 2014, the PAPUC entered an order approving a Growth Extension Tariff (“GET Gas”) program under which UGI Gas, PNG, and CPG may invest up to $5 million per year for five years, or $75 million in the aggregate for all three utilities, to extend natural gas utility pipelines to provide service to unserved and underserved areas within their respective territories. Under the GET Gas program, customers utilizing the extended pipeline to receive natural gas will pay a monthly surcharge over a 10-year period to cover the cost of the extension. Gas Utility began connecting customers under the GET Gas program in October 2014.

In February 2012, Act 11 of 2012 (“Act 11”) became effective. Among other things, Act 11 authorized the PAPUC to permit electric and gas distribution companies, between base rate cases and subject to certain conditions, to recover reasonable and prudent costs incurred to repair, improve or replace eligible property through a Distribution System Improvement Charge (“DSIC”) assessed to customers. DSICs are subject to quarterly adjustment, are capped at five percent of total customer charges absent a PAPUC-granted exception, may only be sought if a base rate case has been filed within the last five years, and are subject to certain earnings tests. In addition, Act 11 requires affected utilities to obtain approval of long-term infrastructure improvement plans (“LTIIP”) from the PAPUC. Act 11 also authorized electric and gas distribution companies to utilize a fully forecasted future test year when establishing rates in base rate cases before the PAPUC.

Prior to the merger effective October 1, 2018, the PAPUC approved LTIIPs for UGI Gas, PNG, and CPG in 2014, and on June 30, 2016, approved a revised LTIIP for these entities that increased the projected spend on DSIC-eligible property for the 2016-2018 period from approximately $266.3 million to $402.8 million. On August 2, 2018, the PAPUC approved one year extensions through December 31, 2019 to the existing UGI Gas, PNG and CPG LTIIPs. The modified LTIIPs provide for approximately $185.0 million of projected spend on DSIC-eligible property during calendar year 2019. The PAPUC also approved DSIC mechanisms for PNG and CPG in September 2014 and July 2015, respectively. On March 31, 2016, PNG and CPG filed petitions with the PAPUC seeking to increase the cap on their DSIC rate mechanisms from five percent to ten percent of billed distribution revenues. On May 10, 2017, the PAPUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration of each company’s LTIIP filing.

On November 9, 2016, UGI Gas received PAPUC approval to establish a DSIC tariff mechanism effective January 1, 2017, subject to refund and recoupment based on the PAPUC’s final resolution of certain matters set aside for hearing before an Administrative Law Judge.  Those matters were subsequently resolved in a PAPUC Order entered on July 13, 2017, and UGI Gas commenced collections under its natural gas DSIC on July 1, 2018.

Currently, UGI South and UGI Central are collecting DSIC revenues, while UGI North will resume DSIC revenue collection once the UGI North rate district places into service a threshold level of DSIC eligible plant agreed upon in the settlement of its more recent base rate case.

The tariffs of UGI Gas’ rate districts include PGC rates applicable to firm retail rate schedules for customers who do not obtain natural gas supply service from an alternative supplier. These PGC rates permit recovery of substantially all of the prudently incurred costs of natural gas that UGI Gas sells to its customers. PGC rates are reviewed and approved annually by the PAPUC. UGI Gas’ rate districts may request quarterly or, under certain conditions, monthly adjustments to reflect the actual cost of gas. Quarterly adjustments become effective on one day’s notice to the PAPUC and are subject to review during the next annual PGC filing. Each proposed annual PGC rate is required to be filed with the PAPUC six months prior to its effective date. During this period, the PAPUC holds hearings to determine whether the proposed rate reflects a least-cost fuel procurement policy consistent with the obligation to provide safe, adequate and reliable service. After completion of these hearings, the PAPUC issues an order permitting the collection of gas costs at levels that meet such standard. The PGC mechanism also provides for an annual reconciliation and for the payment or collection of interest on over and under collections. UGI Gas’ rate districts may release or sell to and recover from alternative natural gas suppliers the costs of gas supply contracts and transportation capacity acquired to serve the needs of smaller volume customers who elect to receive their natural gas supply service from an alternative supplier.

On April 28, 2017, UGI Gas, PNG and CPG filed the Gas Delivery Enhancement Rider (“GDE”) with the PAPUC. The GDE provides a tariff mechanism to recover from certain non-choice transportation customers a portion of the costs associated with temporary mobile sources of gas supply and interstate pipeline demand charge enhancements (collectively, “GDE Charges”) that are incurred to achieve least-cost timely solutions to system reinforcement needs or for pipeline integrity management activities. GDE Charges exclude costs that are recovered through existing PGC rate mechanisms as established in each company’s annual 66 Pa.C.S. § 1307(f) PGC proceeding. On August 31, 2017, the PAPUC entered an order approving the GDE Rider for all three companies.

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

Utility Franchises

UGI Utilities, PNG and CPG each hold certificates of public convenience issued by the PAPUC and certain “grandfather rights” predating the adoption of the Pennsylvania Public Utility Code and its predecessor statutes, which each of them believes are adequate to authorize them to carry on their business in substantially all of the territories to which they now render gas service. Under applicable Pennsylvania law, UGI Utilities, PNG and CPG also have certain rights of eminent domain as well as the right to maintain their facilities in streets and highways in their territories.

Other Government Regulation

In addition to regulation by the PAPUC and FERC, Gas Utility is subject to various federal, state and local laws governing environmental matters, occupational health and safety, pipeline safety and other matters. Gas Utility is subject to the requirements of the Resource Conservation and Recovery Act, CERCLA, and comparable state statutes with respect to the release of hazardous substances. See Note 15 to Consolidated Financial Statements.

Employees

At September 30, 2018, Gas Utility had approximately 1,600 employees.

ELECTRIC UTILITY

Electric Utility supplies electric service to approximately 62,000 customers in portions of Luzerne and Wyoming counties in northeastern Pennsylvania through a system consisting of over 2,200 miles of transmission and distribution lines and 13 substations. At September 30, 2018, UGI Utilities’ electric utility operations had 70 employees.

Electric Utility is permitted to recover prudently incurred electricity costs, including costs to obtain supply to meet its customers’ energy requirements, pursuant to a supply plan filed and approved by the PAPUC. On January 26, 2018, Electric Utility filed a request with the PAPUC for its first base rate increase in over 22 years. On October 25, 2018, the PAPUC entered an Opinion and Order authorizing a $3.2 million increase in annual base distribution rates effective October 27, 2018. The PAPUC also authorized Electric Utility to establish a new reconcilable surcharge to permit the timely recovery of the costs of universal service programs designed to assist low income customers and required Electric Utility to refund approximately $0.21 million of tax benefits and associated interest relating to the Tax Cuts and Jobs Act (the “TCJA”) through a one-time bill credit.

Electric Utility’s tariff includes rates, applicable to so-called “default service” customers who do not obtain electric generation service from an alternative supplier, incurred pursuant to a PAPUC-approved supply plan. These default service rates are reconcilable, may be adjusted quarterly, and are designed to permit Electric Utility to recover the full costs of providing default service in a full and timely manner. Electric Utility has received PAPUC approval of its current default service rules and supply plan through May 31, 2021. Electric Utility’s default service rates include recovery of costs associated with compliance with the Alternative Energy Portfolio Standards Act (“AEPS Act”), which requires Electric Utility to directly or indirectly acquire certain percentages of its supplies from designated alternative energy sources. On August 16, 2017, Electric Utility filed a Petition for Approval of its initial LTIIP with the PAPUC for the 2018-2022 time period, which was approved by a PAPUC Opinion and Order entered on December 21, 2017. Electric Utility’s projected annual investment in distribution infrastructure replacement was approximately $7.6 million in Fiscal 2018, and will increase to $8.3 million by the fiscal year ending September 30, 2022. With the completion of its base rate case, Electric Utility is now eligible to file for permission to implement a DSIC.

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

BUSINESS SEGMENT INFORMATION

The table stating the amounts of revenues, operating income and identifiable assets attributable to each of UGI’s reportable business segments, and to the geographic areas in which we operate, for Fiscal 2018, Fiscal 2017 and Fiscal 2016 appears in Note 21 to Consolidated Financial Statements included in Item 15 of this Report and is incorporated herein by reference.

EMPLOYEES

At September 30, 2018, UGI and its subsidiaries had approximately 13,000 employees.

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

We are dependent on our principal propane and LPG suppliers, which increases the risks from an interruption in supply and transportation.

During Fiscal 2018, AmeriGas Propane purchased approximately 87% of its propane needs from twenty suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our earnings could be affected. Additionally, in certain geographic areas, a single supplier may provide more than 50% of AmeriGas Propane’s propane requirements. Disruptions in supply in these geographic areas could also have an adverse impact on our earnings. Our international businesses are similarly dependent upon their LPG suppliers. For example, during Fiscal 2018, UGI International’s business in the United Kingdom purchased over 90% of its LPG needs from two suppliers and, in Italy, over 50% of UGI International’s supply was sourced from a single supplier. If supplies from UGI International’s principal LPG sources are interrupted, then the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be adversely affected. There is no assurance that our international businesses will be able to continue to acquire sufficient supplies of LPG to meet demand at prices or within time periods that would allow them to remain competitive.

Our ability to grow our businesses will be adversely affected if we are not successful in making acquisitions or integrating the acquisitions we have made.

One of our strategies is to grow through acquisitions in the U.S. and in international markets. We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. We can give no assurances that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms, that we will be able to finance acquisitions on economically acceptable terms, that any acquisitions will not be dilutive to earnings or that any additional debt incurred to finance an acquisition will not affect our ability to pay dividends. Moreover, acquisitions may require antitrust and other regulatory clearances. We may have to offer commitments (such as agreements not to compete for certain businesses) or divest assets to obtain clearance, which may adversely affect the overall economics of the transaction.

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

In our UGI Utilities segment, our distribution operations are subject to regulation by the PAPUC. The PAPUC, among other things, approves the rates that UGI Utilities may charge its utility customers, thus impacting the returns that UGI Utilities may earn on the assets that are dedicated to its operations. We expect that UGI Utilities will periodically file requests with the PAPUC to increase base rates charged to customers. If UGI Utilities is required in a rate proceeding to reduce the rates it charges its utility customers, or is unable to obtain approval for timely rate increases from the PAPUC, particularly when necessary to cover increased costs, UGI Utilities’ revenue growth will be limited and earnings may decrease.

We are subject to operating and litigation risks that may not be covered by insurance.

Our business operations in the U.S. and other countries are subject to all of the operating hazards and risks normally incidental to the handling, storage and distribution of combustible products, such as LPG, propane and natural gas, and the generation of electricity. These risks could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events, including acts of terrorism. As a result of these and other incidents, we are sometimes a defendant in legal proceedings and litigation arising in the ordinary course of business, including regulatory investigations, claims, lawsuits and other proceedings. Additionally, environmental contamination could result in future legal proceedings. There can be no assurance that our insurance coverage will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance would be available in the future at economical prices. Moreover, defense and settlement costs may be substantial, even with respect to claims and investigations that have no merit. If we cannot resolve these matters favorably, our business, financial condition, results of operations and future prospects may be materially adversely affected.

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

At the international level, many nations have agreed to limit emissions of GHGs pursuant to the United National Framework Convention on Climate Change, also known as the ‘‘Kyoto Protocol.’’ Further, as a result of commitments made at the UN climate conference in Durban, South Africa in December 2011, certain members of the international community negotiated a treaty at the December 2015 Conference of Parties in Paris. The Paris Agreement, which entered into force in November 2016, requires developed countries to set targets for emissions reductions once the Paris Agreement is adopted by those countries within their respective national or federal law.

In the EU, there is a commitment to cut CO2 emissions by at least 40% by 2030 and EU member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. Further, emissions are regulated via a number of means, including the European Union Emissions Trading System (‘‘EU ETS’’). The EU ETS is a trading system across the EU for industrial emissions. The EU ETS is expected to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs. Further, in the EU, legislative proposals were made in 2017 to further reduce emissions from new cars. The proposed target is a 30% reduction by 2030.

In recent years, a number of jurisdictions have also imposed or discussed imposing bans on internal combustion engines in motor vehicles for the purpose of reducing GHG emissions, and these bans could expand to additional jurisdictions in the future. In the EU, legislative proposals were made in 2017 to further reduce emissions from new cars. The proposed target is a 30% reduction by 2030. The proposed scheme would also provide incentives for accelerating the uptake of zero- and low-emission vehicles. Manufacturers achieving a share of zero- and low-emission vehicles, exceeding the proposed benchmark level of 15% in 2025 and 30% in 2030, would be rewarded. Such proposals and the general push for electrification could reduce demand for LPG powered vehicles, although they have lower emissions than vehicles powered by gasoline and diesel.

Significant increases in cost of compliance for environmental certifications could materially impact our financial condition and results of operations.

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

We currently operate LPG distribution and energy marketing businesses in Europe through our subsidiaries and we continue to explore the expansion of our international businesses. As a result, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

•	costs and difficulties in staffing and managing international operations;

•	potentially adverse tax consequences, including restrictions on repatriating earnings, potential increases to corporate income taxes and the threat of “double taxation”;

•	fluctuations in currency exchange rates, which can affect demand for our products, increase our costs and adversely affect our profitability and reported results;

•
regulatory requirements and changes in regulatory requirements, including European competition laws that may adversely affect the terms of contracts with customers, including with respect to exclusive supply rights, and stricter regulations applicable to the storage and handling of LPG;

•	new and inconsistently enforced industry regulatory requirements, which can have an adverse effect on our competitive position;

•	tariffs and other trade barriers;

•	difficulties in enforcing contractual rights;

•	longer payment cycles;

•	local political and economic conditions;

•	internal control and risk management practices and policies; and

•
potential violations of federal regulatory requirements, including anti-bribery, anti-corruption, and anti-money laundering law, economic sanctions, the Foreign Corrupt Practices Act of 1977, as amended, and EU regulatory requirements, including the GDPR and Sapin II.

In particular, certain legal and regulatory risks are associated with international business operations. We are subject to various anti-corruption, economic sanctions and trade compliance laws, rules and regulations. For example, the U.S. government imposes restrictions and prohibitions on transactions in certain foreign countries, including restrictions directed at oil and gas activities in Russia, imposed in 2014 and amended in 2017. U.S. laws also prohibit the improper offer, payment, promise to pay, or authorization of the payment of money or anything of value to any foreign official or political party, or to any person, knowing that all or a portion of it will be used to influence a foreign official in his or her official duties or to secure an improper advantage. Ensuring compliance with all relevant laws, rules and regulations is a complex task. Violation of one or more of these laws, rules or regulations could lead to loss of import or export privileges, civil or criminal penalties for us or our employees, or potential reputational harm, which could have a material adverse effect on earnings, cash flows and financial condition.

Changes in data privacy and data protection laws and regulations, particularly in Europe, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the EU and elsewhere could impact our processing of personal and sensitive information of our employees, vendors and customers. The EU adopted the GDPR, which became effective in May of 2018. The GDPR expands the current EU data protections laws to all companies processing data of EU residents.
The GDPR requires companies to satisfy strict new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or require deletion of data about themselves. Although there is a consistency mechanism in the GDPR, data protection authorities from different EU member states may interpret and apply the GDPR somewhat differently, and the GDPR also permits EU member states to create supplemental national laws, which increases the complexity of compliance. Failure to comply with GDPR requirements could result in penalties of up to €20 million or 4% of worldwide revenue, whichever is greater, for serious breaches. While we have invested significant time and resources in preparing for and complying with the GDPR, the GDPR and other similar laws and regulations (including potential new data privacy laws and regulations in the U.S.), as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, demands or orders that we modify or cease existing business practices.
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

Decreases in the demand for our energy products and services because of warmer-than-normal heating season weather or unfavorable weather conditions may adversely affect our results of operations.

Because many of our customers rely on our energy products and services to heat their homes and businesses, and for agricultural purposes such as crop drying, our results of operations are adversely affected by warmer-than-normal heating season weather. Weather conditions have a significant impact on the demand for our energy products and services for both heating and agricultural purposes. Accordingly, the volume of our energy products sold is at its highest during the peak heating season of October through March and is directly affected by the severity of the winter weather. For example, historically, approximately 60% to 70% of AmeriGas Partners’ annual retail propane volume, 60% to 70% of the annual retail LPG volume of UGI International’s operations in France, and 60% to 70% of Gas Utility’s natural gas throughput (the total volume of gas sold to or transported for customers within our distribution system) has typically been sold during these months. There can be no assurance that normal winter weather in our market areas will occur in the future.

In addition, our agricultural customers use LPG for purposes other than heating, including for crop drying, and unfavorable weather conditions, such as lack of precipitation, may impact the demand for LPG. Moreover, harsh weather conditions may at times impede the transportation and delivery of LPG, or restrict our ability to obtain LPG from suppliers. Spikes in demand caused by weather or other factors can stress the supply chain and limit our ability to obtain additional quantities of LPG. Changes in LPG supply costs are normally passed through to customers, but time lags (between when we purchase the LPG and when the customer purchases the LPG) may result in significant gross margin fluctuations that could adversely affect our results of operations.

Energy efficiency and technology advances, as well as price induced customer conservation, may result in reduced demand for our energy products and services.

The trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may reduce the demand for energy products. Prices for LPG and natural gas are subject to volatile fluctuations in response to changes in supply and other market conditions. During periods of high energy commodity costs, our prices generally increase, which may lead to customer conservation and attrition. A reduction in demand could lower our revenues and, therefore, lower our net income and adversely affect our cash flows. State and/or federal regulation may require mandatory conservation measures, which would reduce the demand for our energy products. Additionally, EU and local laws and regulations may require mandatory conservation measures, which would reduce the demand for our energy products. The EU is in the process of revising a directive on energy performance of buildings, with the goal to create a clear path towards a low and zero-emission building stock in the EU by 2050, which is underpinned by national roadmaps to decarbonize buildings. The EU is also adopting further measures to decarbonize electricity generation in order to reduce dependence on fossil fuel imports and achieve its climate change objectives. Over time, these various measures will impact fossil fuel consumption in Europe. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations.

Changes in commodity market prices may have a significant negative effect on our liquidity.
Depending on the terms of our contracts with suppliers as well as our use of financial instruments to reduce volatility in the cost of LPG and natural gas, changes in the market price of LPG and natural gas can create margin payment obligations for us and expose us to an increased liquidity risk. In addition, increased demand for domestically produced LPG and natural gas overseas may, depending on production volumes in the U.S., result in higher domestic LPG prices and expose us to additional liquidity risks.

Our potential to increase revenues may be affected by the decline in retail volumes of LPG and our ability to retain and grow our customer base.

The retail LPG distribution industry in the U.S. and many of the European countries in which we operate is mature and has been declining over the past several years, with no or modest growth (or decline) in total demand foreseen in the next several years. Accordingly, we expect that year-to-year industry volumes will be principally affected by weather patterns. Therefore, our ability to grow within the LPG industry is dependent on our ability to acquire other retail distributors and to achieve internal growth, which includes expansion of the domestic ACE and National Accounts programs in the U.S. and expansion in Europe, as well as the success of our sales and marketing programs designed to attract and retain customers. A failure to retain and grow our customer base would have an adverse effect on our results. Acquisitions in the U.S. and Europe may require merger control filings with the Federal Trade Commission and the European Commission, as applicable, and commitments or divestments of assets may be required to obtain clearance. Such commitments or divestments may influence the overall economics of the transaction.

UGI Utilities’ transmission and distribution systems may not operate as planned, which may increase expenses or decrease UGI Utilities’ revenues and, thus, have an adverse effect on our financial results.

Our ability to manage operational risk with respect to UGI Utilities’ transmission and distribution systems is critical to our financial results. The business also faces several risks, including the breakdown or failure of or damage to equipment or processes (especially due to severe weather or natural disasters), accidents and other factors, including as a result of overpressurization of or damage to natural gas pipelines. Operation of UGI Utilities’ transmission and distribution systems below our expectations may result in lost revenues or increased expenses, including higher maintenance costs, civil litigation and the risk of regulatory penalties.

The risk of natural disasters and catastrophic events, including terrorism, may adversely affect the economy and the price and availability of LPG, other refined fuels and natural gas.

Natural disasters and catastrophic events, such as fires, earthquakes, explosions, floods, tornadoes, hurricanes, terrorist attacks, political unrest and other similar occurrences, may adversely impact the price and availability of LPG (including propane), other refined fuels and natural gas, which could adversely impact our financial condition and results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industries in general, and on us in particular, is not known at this time. A natural disaster or an act of terror could result in disruptions of crude oil or natural gas supplies and markets (the sources of LPG), cause price volatility in the cost of LPG, fuel oil and natural gas, and our infrastructure facilities could be direct or indirect targets. A natural disaster or terrorist activity may also hinder our ability to transport LPG and other refined fuels if our means of supply transportation, such as rail or pipeline, become damaged as a result of an attack. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of a natural disaster or terrorism could also affect our ability to raise capital. We have opted to purchase insurance coverage for natural disasters and terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage would be adequate to fully compensate us for any losses to our business or property resulting from natural disasters or terrorist acts.

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

In the ordinary course of business, we rely on information technology systems, including the Internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) our proprietary business information and that of our suppliers and business partners, (iii) personally identifiable information of our customers and employees, and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities.  In addition, we rely on our information technology systems to process financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax requirements.  Despite our security measures, our information technology systems may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, sabotage, or other disruptions.  A loss of our information technology systems, or temporary interruptions in the operation of our information technology systems, misappropriation of data, or breaches of security could have a material adverse effect on our business, financial condition, results of operations, and reputation.  In addition, a cyber security attack could provide a cyber intruder with the ability to control or alter our pipeline operations.  Such an act could result in critical pipeline failures.

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

Our LPG distribution businesses compete for customers against suppliers of electricity, fuel oil and natural gas. Electricity is a major competitor of LPG but, except in France, is generally more expensive than LPG on a Btu equivalent basis for space heating, water heating and cooking. However, in Europe and elsewhere, climate change policies favoring electricity from renewable energy sources (“RES”) may cause changes in current relative price relationships. Moreover, notwithstanding cost, the convenience and efficiency of electricity make it an attractive energy source for consumers and developers of new homes. In addition, due to the prevalence of nuclear electric generation in France, the cost of electricity is generally less expensive than that of LPG, particularly when the cost to install new equipment to convert to LPG is considered. Fuel oil is also a major competitor of LPG but is currently more expensive than LPG as well as a less environmentally attractive energy source. Historically, however, fuel oil has been less expensive than LPG. Furnaces and appliances that burn LPG will not operate on fuel oil and vice versa, and, therefore, a conversion from one fuel to the other requires the installation of new equipment. Our customers generally have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than LPG. Except for certain industrial and commercial applications, LPG is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is generally a significantly less expensive source of energy than LPG. The gradual expansion of natural gas distribution systems in our service areas has resulted, and may continue to result, in the availability of natural gas in some areas that previously depended upon LPG. As long as natural gas remains a less expensive energy source than LPG, our LPG business will lose customers in each region into which natural gas distribution systems are expanded.

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

While we generally refer to our UGI Utilities segment as our “regulated segment,” there are many governmental regulations that have an impact on all of our businesses. Currently, we are subject to extensive and changing international, federal, state, and local safety, health, transportation, tax, and environmental laws and regulations governing the marketing, storage, distribution, and transportation of our energy products. Moreover, existing statutes and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to the Company that may affect our businesses in ways that we cannot predict.

New regulations, or a change in the interpretation of existing regulations, could result in increased expenditures. In addition, for many of our operations, we are required to obtain permits from regulatory authorities and, in some cases, such regulatory permits could subject our operations to additional regulations and standards of conduct. Failure to obtain or comply with these permits or applicable regulations and standards of conduct could result in civil and criminal fines or the cessation of the operations in violation. Governmental regulations and policies in the U.S. and Europe may provide for subsidies or incentives to customers who use alternative fuels instead of carbon fuels. The EU has committed to cut CO2 emissions by at least 40% by 2030 and EU member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. These subsidies and incentives may result in reduced demand for our energy products and services.

We are investigating and remediating contamination at a number of present and former operating sites in the U.S., including former sites where we or our former subsidiaries operated manufactured gas plants. We have also received claims from third parties that allege that we are responsible for costs to clean up properties where we or our former subsidiaries operated a manufactured gas plant or conducted other operations. Costs we incur to remediate sites outside of Pennsylvania cannot currently be recovered in PAPUC rate proceedings, and insurance may not cover all or even part of these costs. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as:

•	the discovery of presently unknown conditions;

•	changes in environmental laws and regulations;

•	judicial rejection of our legal defenses to third-party claims; or

•	the insolvency of other responsible parties at the sites at which we are involved.

Moreover, if we discover additional contaminated sites, we could be required to incur material costs, which would reduce our net income.

We also may be unable to timely respond to changes within the energy and utility sectors that may result from regulatory initiatives to further increase competition within our industry. Such regulatory initiatives may create opportunities for additional competitors to grow their business or enter our markets and, as a result, we may be unable to maintain our revenues or continue to pursue our current business strategy.

Our profitability is subject to LPG pricing and inventory risk.

The retail LPG business is a “margin-based” business in which gross profits are dependent upon the excess of the sales price over LPG supply costs. LPG is a commodity, and, as such, its unit price is subject to fluctuations in response to changes in supply or other market conditions. We have no control over supplies, commodity prices or market conditions. Consequently, the unit price of the LPG that our subsidiaries and other distributors and marketers purchase can change rapidly over a short period of time. Most of our domestic LPG product supply contracts permit suppliers to charge posted prices at the time of delivery or the current prices established at major U.S. storage points such as Mont Belvieu, Texas or Conway, Kansas. Most of our international LPG supply contracts are based on internationally quoted market prices. We also purchase a portion of our supplies in the spot market. Because our subsidiaries’ profitability is sensitive to changes in wholesale LPG supply costs, it will be adversely affected if we cannot pass on increases in the cost of LPG to our customers, or if there is a delay in passing on such cost increases. Due to competitive pricing in the industry, our subsidiaries may not fully be able to pass on product cost increases to our customers when product costs rise, or when our competitors do not raise their product prices in a timely manner. Finally, market volatility may cause our subsidiaries to sell LPG at less than the price at which they purchased it, which would adversely affect our operating results.

We offer our customers various fixed-price LPG programs, and a significant number of our customers utilize our fixed-price programs. In order to manage the price risk from offering these services, we utilize our physical inventory position, supplemented by forward commodity transactions with various third parties having terms and volumes substantially the same as our customer’s contracts, but there can be no assurance that such measures will be effective. In periods of high LPG price volatility, the fixed-price programs create exposure to over or under-supply positions as the demand from customers may significantly exceed or fall short of supply procured. In addition, if LPG prices decline significantly subsequent to customers signing up for a fixed-price program, there is a risk that customers will default on their commitments, adversely affecting our results of operations.

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

Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”) in 2010, which contains comprehensive financial reform legislation. Our derivative hedging activities are subject to Title VII of the Act, which regulates the over-the-counter derivatives market and entities that participate in that market. The Act requires the Commodity Futures Trading Commission (“CFTC”) and other regulators to implement the Act’s provisions, including rules regarding mandatory clearing, trade execution and margin requirements. We expect to qualify for and rely upon an end-user exception from mandatory clearing and trade execution requirements for swaps entered into to hedge our commercial risks. Separately, unclear swap margin requirements do not apply to entities benefiting from the end-user exception. While most rules and regulations required to be issued by the CFTC under the Act have been finalized, there are some additional rules and regulations that have yet to be adopted. It is possible that the rules and regulations under the Act may increase our cost of using derivative instruments to hedge risks associated with our business or may reduce the availability of such instruments to protect against risks we encounter. While costs imposed directly on us due to regulatory requirements for derivatives under the Act, such as reporting recordkeeping and electing the end-user exception from mandatory clearing, are relatively minor, costs imposed upon our counterparties may increase the cost of our doing business in the derivatives markets to the extent such costs are passed on to us.

Position limits also may be imposed that could further limit our ability to hedge risks and may impose compliance and reporting obligations on us. The CFTC has re-proposed position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, although certain bona fide hedging transactions would be exempt from these position limits provided that various conditions are satisfied. The CFTC has also finalized a related aggregation rule that requires market participants to aggregate their positions with certain other persons under common ownership and control, unless an exemption applies, for purposes of determining whether the position limits have been exceeded. If adopted, the revised position limit rule and its finalized companion rule on aggregation may have an impact on our ability to hedge exposure to price fluctuation of certain commodities. In addition to the CFTC federal position limit regime, designated contract markets also have established position limit and accountability regimes. We may have to modify trading decisions or liquidate positions to avoid exceeding such limits or at the direction of the exchange to comply with accountability levels. Further, any such position limit regime, whether imposed at the federal level or at the DCM level may impose added operating costs to monitor compliance with such position limit levels, addressing accountability level concerns and maintaining appropriate exemptions, if applicable.

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

Volatility in credit and capital markets may create additional risks to our businesses in the future. We are exposed to financial market risk (including refinancing risk) resulting from, among other things, changes in interest rates and conditions in the credit and capital markets. Developments in the credit markets during the past few years increase our possible exposure to the liquidity, default and credit risks of our suppliers and vendors, counterparties associated with derivative financial instruments and our customers. Although we believe that current financial market conditions, if they were to continue for the foreseeable future, will not have a significant impact on our ability to fund our existing operations, less favorable market conditions could restrict our ability to grow through acquisitions, limit the scope of major capital projects if access to credit and capital markets is limited, or adversely affect our operating results.

We may not be able to collect on the accounts of our customers.

We depend on the viability of our customers for collections of accounts receivable and notes receivable. Moreover, our businesses sell LPG to numerous retail customers, and as we grow our businesses through acquisitions, our retail customer base is expected to significantly expand. There can be no assurance that our customers will not experience financial difficulties in the future or that we will be able to collect all of our outstanding accounts receivable or notes receivable and any such nonpayment by our customers could adversely affect our business.

We depend on our intellectual property and failure to protect that intellectual property could have an adverse effect on us.

We seek trademark protection for our brands in each of our businesses, and we invest significant resources in developing our business brands. Failure to maintain our trademarks and brands could adversely affect our customer-facing businesses and our operational results.

Our ability to obtain sufficient quantities of LPG is dependent on transportation facilities and providers.

Spikes in demand caused by weather or other factors can limit our access to port terminals and other transportation and storage facilities, disrupt transportation and limit our ability to obtain sufficient quantities of LPG. A significant increase in port and similar fees and fuel prices may also adversely affect our transportation costs and business. Transportation providers (rail and truck) in some circumstances have limited ability to provide additional resources in times of peak demand. Moreover, our transportation providers maintaining a staff of qualified truck drivers is critical to the success of our business. Regulatory requirements and an improvement in the economy could reduce the number of eligible drivers or require us to pay higher transportation fees as our transportation providers seek to pass on additional labor costs associated with attracting and retaining drivers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

With the exception of those matters set forth in Note 15 to Consolidated Financial Statements included in Item 15 of this Report, no material legal proceedings are pending involving the Company, any of its subsidiaries, or any of their properties, and no such proceedings are known to be contemplated by governmental authorities other than claims arising in the ordinary course of business.

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

2018 Fiscal Year	High	Low
4th Quarter	$55.94	$50.31
3rd Quarter	$52.49	$43.60
2nd Quarter	$48.04	$42.51
1st Quarter	$49.77	$46.43

2017 Fiscal Year	High	Low
4th Quarter	$51.11	$46.59
3rd Quarter	$52.00	$45.91
2nd Quarter	$50.38	$45.03
1st Quarter	$46.66	$41.79

Dividends

Quarterly dividends per common share on our Common Stock were paid in Fiscal 2018 and Fiscal 2017 as follows:

2018 Fiscal Year	Amount
4th Quarter	$0.2600
3rd Quarter	$0.2500
2nd Quarter	$0.2500
1st Quarter	$0.2500

2017 Fiscal Year	Amount
4th Quarter	$0.2500
3rd Quarter	$0.2375
2nd Quarter	$0.2375
1st Quarter	$0.2375

Record Holders

On November 13, 2018, UGI had 6,165 holders of record of Common Stock.

Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to the Company’s repurchases of its Common Stock during the quarter ended September 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	0	-	0	7,400,000
August 1, 2018 to August 31, 2018	135,000	$54.00	135,000	7,265,000
September 1, 2018 to September 30, 2018	165,000	$54.42	165000	7,100,000
Total	300,000	$54.23	300,000
(1) Shares of UGI Corporation Common Stock are repurchased through an extension of a previous share repurchase program announced by the Company on January 25, 2018. The UGI Board of Directors authorized the repurchase of up to 8 million shares of UGI Corporation Common Stock over a four-year period expiring in January 2022.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2018 (a)	2017	2016	2015	2014
FOR THE PERIOD:
Income statement data:
Revenues	$7,651.2	$6,120.7	$5,685.7	$6,691.1	$8,277.3
Net income including noncontrolling interests	$822.4	$523.8	$488.8	$414.0	$532.6
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners	(103.7)	(87.2)	(124.1)	(133.0)	(195.4)
Net income attributable to UGI Corporation	$718.7	$436.6	$364.7	$281.0	$337.2
Earnings per common share attributable to UGI stockholders:
Basic	$4.13	$2.51	$2.11	$1.62	$1.95
Diluted	$4.06	$2.46	$2.08	$1.60	$1.92
Cash dividends declared per common share	$1.020	$0.975	$0.930	$0.890	$0.791
AT PERIOD END:
Balance sheet data:
Total assets	$11,980.9	$11,582.2	$10,847.2	$10,514.2	$10,062.7
Capitalization:
Debt:
Short-term debt:
AmeriGas Propane	$232.0	$140.0	$153.2	$68.1	$109.0
UGI International	1.4	17.9	0.5	0.6	8.0
Midstream & Marketing	2.0	39.0	25.5	49.5	7.5
UGI Utilities	189.5	170.0	112.5	71.7	86.3
Long-term debt (including current maturities):
AmeriGas Propane	2,569.6	2,572.3	2,333.6	2,261.9	2,266.1
UGI International	748.5	838.8	779.6	774.2	562.8
UGI Utilities	838.0	751.1	671.5	619.8	639.5
Other	9.2	9.9	10.8	11.5	12.1
Total debt	4,590.2	4,539.0	4,087.2	3,857.3	3,691.3
UGI Corporation stockholders’ equity	3,681.4	3,163.3	2,844.1	2,685.2	2,659.1
Noncontrolling interests, principally in AmeriGas Partners	418.6	577.6	750.9	880.4	1,004.1
Total capitalization	$8,690.2	$8,279.9	$7,682.2	$7,422.9	$7,354.5
Ratio of capitalization:
Total debt	52.8%	54.8%	53.2%	52.0%	50.2%
UGI Corporation stockholders’ equity	42.4%	38.2%	37.0%	36.2%	36.2%
Noncontrolling interests, principally in AmeriGas Partners	4.8%	7.0%	9.8%	11.8%	13.6%
	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	Fiscal 2018 results include impacts from the Tax Cuts and Jobs Act (“TCJA”) in the U.S. See Notes 6 and 8 to Consolidated Financial Statements for additional information.

	Year Ended September 30,
(Millions of dollars, except per share amounts)	2018	2017	2016	2015	2014
Non-GAAP Reconciliation:
Adjusted net income attributable to UGI Corporation:
Net income attributable to UGI Corporation	$718.7	$436.6	$364.7	$281.0	$337.2
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (net of tax of $26.7, $31.9, $13.5, $(30.9) and $(4.5), respectively) (a) (b)	(68.1)	(51.2)	(29.9)	53.3	6.6
Unrealized (gains) losses on foreign currency derivative instruments (net of tax of $9.3, $(9.9), $0, $0 and $0) (a)	(19.6)	13.9	—	—	—
Loss on extinguishments of debt (net of tax of $0, $(6.1), $(5.0), $0 and $0, respectively) (a)	—	9.6	7.9	—	—
Integration and acquisition expenses associated with Finagaz acquired on May 29, 2015 (net of tax of $(12.0), $(13.7), $(10.6), $(7.7) and $(2.2), respectively) (a)	18.5	26.2	17.3	14.9	4.3
Impairment of Partnership tradenames and trademarks (net of tax of $(5.8), $0, $0, $0 and $0, respectively) (a)	14.5	—	—	—	—
Impact from change in French tax rate	(12.1)	(29.0)	—	—	—
Remeasurement impact from TCJA	(166.3)	—	—	—	—
Costs associated with extinguishment of debt (net of tax of $0, $0, $0, $(5.7) and $0, respectively) (a) (c)	—	—	—	4.6	—
Impact of retroactive change in French tax law	—	—	—	—	5.7
Adjusted net income attributable to UGI Corporation (d)	$485.6	$406.1	$360.0	$353.8	$353.8
Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$4.06	$2.46	$2.08	$1.60	$1.92
Net (gains) losses on commodity derivative instruments not associated with current-period transactions (b)	(0.39)	(0.29)	(0.17)	0.30	0.04
Unrealized (gains) losses on foreign currency derivative instruments	(0.11)	0.08	—	—	—
Loss on extinguishments of debt	—	0.05	0.04	—	—
Integration and acquisition expenses associated with Finagaz acquired on May 29, 2015	0.10	0.15	0.10	0.08	0.03
Impairment of Partnership tradenames and trademarks	0.08	—	—	—	—
Impact from change in French tax rate	(0.07)	(0.16)	—	—	—
Remeasurement impact from TCJA	(0.93)	—	—	—	—
Costs associated with extinguishment of debt	—	—	—	0.03	—
Impact of retroactive change in French tax law	—	—	—	—	0.03
Adjusted diluted earnings per share (d)	$2.74	$2.29	$2.05	$2.01	$2.02

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding.

(c)	Costs associated with extinguishment of debt in Fiscal 2015 are included in “Interest expense” on the Consolidated Statements of Income.

(d)
Management uses "adjusted net income attributable to UGI" and "adjusted diluted earnings per share," both of which are non-GAAP financial measures, when evaluating UGI's overall performance. Adjusted net income attributable to UGI is net income attributable to UGI after excluding (1) net after-tax gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions (principally comprising changes in unrealized gains and losses on such derivative instruments); (2) Finagaz integration and acquisition expenses; (3) losses on extinguishments of debt; (4) impairment of Partnership tradenames and trademarks; and (5) remeasurement impacts on deferred income tax balances resulting from the TCJA in the U.S. and changes in French tax rates and tax law.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our results of operations for Fiscal 2018, Fiscal 2017 and Fiscal 2016, and our financial condition. MD&A should be read in conjunction with our Items 1 & 2, “Business and Properties,” our Item 1A, “Risk Factors,” and our Consolidated Financial Statements in Item 8 below including “Segment Information” included in Note 21 to Consolidated Financial Statements.
Because most of our businesses sell or distribute energy products used in large part for heating purposes, our results are significantly influenced by temperatures in our service territories, particularly during the peak heating-season months of October through March. Accordingly, our results of operations, after adjusting for the effects of gains and losses on derivative instruments not associated with current period transactions as further discussed below under “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share,” are significantly higher in our first and second fiscal quarters.
UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are financial measures not in accordance with accounting principles generally accepted in the United States of America (“GAAP”), when evaluating UGI’s overall performance. Management believes that these non-GAAP measures provide meaningful information to investors. Adjusted net income attributable to UGI Corporation excludes (1) net after-tax gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions and (2) other significant discrete items that management believes affect the comparison of period-over-period results (as such items are further described below). UGI does not designate its commodity and certain foreign currency derivative instruments as hedges under GAAP. Volatility in net income attributable to UGI Corporation as determined in accordance with GAAP can occur as a result of gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on these derivative instruments. However, because these derivative instruments economically hedge anticipated future purchases or sales of energy commodities or, in the case of certain foreign currency derivatives, reduce volatility in anticipated future earnings associated with our foreign operations, we expect that such gains and losses will be largely offset by gains or losses on anticipated future energy commodity transactions or mitigate the volatility in anticipated future earnings associated with our European operations. For further information, see “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share” below and Note 21 to Consolidated Financial Statements.

Executive Overview
Net Income Attributable to UGI Corporation by Business Unit (GAAP)

	2018 (a)		2017		2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
AmeriGas Propane	$174.7	24.3%	$44.6	10.2%	$43.2	11.8%
UGI International	138.6	19.3%	158.6	36.3%	111.6	30.6%
Midstream & Marketing	196.8	27.4%	86.9	19.9%	97.4	26.7%
UGI Utilities	148.9	20.7%	116.0	26.6%	87.1	23.9%
Corporate & Other (b)	59.7	8.3%	30.5	7.0%	25.4	7.0%
Net income attributable to UGI Corporation	$718.7	100.0%	$436.6	100.0%	$364.7	100.0%

(a)
Fiscal 2018 net income attributable to UGI Corporation by business unit reflects the impacts of the TCJA in the U.S., and UGI International’s Fiscal 2018 and Fiscal 2017 net income also reflects the impacts of tax legislation in France. See “Impact of Tax Reform” below and Note 6 to Consolidated Financial Statements.

(b)
Corporate & Other includes net after-tax gains on commodity derivative instruments not associated with current-period transactions of $68.1 million, $51.2 million and $29.9 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Corporate & Other also includes after-tax unrealized gains (losses) on certain foreign currency derivative instruments of $19.6 million and $(13.9) million in Fiscal 2018 and Fiscal 2017, respectively. See Note 21 to Consolidated Financial Statements for a discussion of amounts included in Corporate & Other.

Fiscal 2018 Financial Review
Our Fiscal 2018 operating results reflect temperatures based upon heating degree days that were normal, or slightly warmer than normal, in each of our business units’ service territories. Compared to Fiscal 2017, average temperatures in our domestic business units were significantly colder, while temperatures in our UGI International business in Europe were slightly warmer. After two consecutive years of significantly warmer-than-normal weather in the U.S., the return of more normal weather in Fiscal 2018 enabled us to demonstrate the earnings potential of our existing businesses and our recent acquisitions and investments. Our Fiscal 2018 net income attributable to UGI also reflects the enactment of the TCJA.
Our net income attributable to UGI as determined in accordance with GAAP was $718.7 million, equal to $4.06 per diluted share, compared with $436.6 million, equal to $2.46 per diluted share, in Fiscal 2017. The significantly higher GAAP net income attributable to UGI and diluted earnings per share reflects, among other things, the remeasurement impacts on our deferred income tax assets and liabilities from the TCJA and changes in French income tax rates enacted in early Fiscal 2018. The higher Fiscal 2018 GAAP net income attributable to UGI and diluted earnings per share also reflect higher net gains on certain derivative instruments not associated with current-period transactions. Our adjusted net income attributable to UGI for Fiscal 2018 was $485.6 million, equal to $2.74 per diluted share, a 20% increase over Fiscal 2017’s adjusted net income and adjusted diluted earnings per share. Our Fiscal 2018 GAAP and adjusted net income attributable to UGI and GAAP and adjusted diluted earnings per share were records for the Company. For further information on our non-GAAP financial measures “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” including reconciliations of these measures to the most directly comparable GAAP measures, see “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share” below. While the 20% increase in our adjusted results reflects the beneficial effects of the more favorable weather and the current-year benefits of the lower U.S. federal tax rate, it also reflects contributions from recent natural gas infrastructure investments relating to our growing network in the Marcellus Shale in Pennsylvania, growth initiatives at each of our business units and a base rate increase at UGI Utilities.
While average weather at each of our business units in Fiscal 2018 was normal, or slightly warmer than normal, each of our businesses responded well to significant variability in weather patterns during the Fiscal 2018 heating season. In our domestic operations, cold weather arrived later than normal with temperatures in October and November averaging nearly 10% warmer than normal. Extremely cold weather arrived in late December and early January in the U.S. This cold weather resulted in record peak day sendout at our Gas Utility for several consecutive days during the first week in January. In addition, our Midstream & Marketing business saw the return of price volatility and cold weather opportunities which favorably impacted capacity management and peaking margin. February temperatures in the U.S. were significantly warmer than normal but turned colder in mid-March through April, with April 2018 being the coldest in more than 20 years. At our UGI International business in Europe, retail LPG volumes early in Fiscal 2018 were reduced by an unfavorable fall crop drying season and temperatures that were warmer than normal. Our UGI International volumes benefited later in the heating season as a result of extremely cold weather in February and March, as many parts of Europe experienced cold and snow not experienced in decades.
As previously mentioned, our Fiscal 2018 results also include incremental earnings from recent investments, business acquisitions and organic growth. These incremental earnings include the full-year operation of the Sunbury Pipeline, incremental earnings from our Texas Creek natural gas gathering system, increases in peaking contracts and higher electricity generation volumes and unit margins at Midstream & Marketing; customer growth and the PNG rate case at UGI Utilities; continued growth in our ACE and National Accounts programs at AmeriGas Propane; and the DVEP and UniverGas acquisitions at UGI International.
Impact of Tax Reform
Our Fiscal 2018 results reflect the impacts of two significant tax law changes: the TCJA in the U.S. and December 2017 tax legislation in France (the “December 2017 French Finance Bills”). Among other things, the TCJA reduces the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, creates a territorial tax system with a one-time mandatory “toll tax” on previously un-repatriated foreign earnings, and allows for immediate capital expensing of certain qualified property, which for UGI Utilities and certain FERC-regulated assets will be eliminated beginning in Fiscal 2019. The December 2017 French Finance Bills increased the Fiscal 2018 corporate income tax rate in France to 39.4% from 34.4%, but includes measures to reduce the corporate income tax rate, over time, to 25.8% effective for fiscal years starting after January 1, 2022 (Fiscal 2023).
As a result of the TCJA and the December 2017 French Finance Bills, during Fiscal 2018 we adjusted our deferred income tax assets and liabilities to remeasure our existing U.S. and French deferred income tax assets and liabilities at the new tax rates in the U.S. and France. The net adjustment to our deferred income tax assets and liabilities resulting from the TCJA reduced our Fiscal 2018 income tax expense by $166.3 million equal to $0.93 per diluted share. Due to the effects of utility ratemaking, most of the reduction in UGI Utilities’ deferred income tax assets and liabilities was not recognized immediately in income tax expense but has been reflected in regulatory assets and liabilities in accordance with utility ratemaking. The net adjustment to our deferred income tax assets and liabilities in France resulting from the December 2017 French Finance Bills reduced our Fiscal 2018 income tax expense by $12.1 million equal to $0.07 per diluted share. On a combined basis, these remeasurement adjustments to our deferred income tax assets and liabilities reduced our Fiscal 2018 income taxes, and increased our net income attributable to UGI, by $178.4 million or $1.01 per diluted share. Although these remeasurement adjustments decreased our income tax expense and increased our GAAP net income, we have eliminated these remeasurement adjustments from our non-GAAP adjusted results.

In addition to the remeasurement adjustments related to our U.S. and French income tax assets and liabilities, our income tax expense for Fiscal 2018 was further reduced by approximately $52.1 million (equal to $0.30 per diluted share) principally as a result of our lower Fiscal 2018 blended U.S. income tax rate of 24.5% compared to 35% previously. However, the impact of this decrease in income taxes was partially offset by the after-tax reduction in UGI Utilities’ revenues resulting from a May 2018 PAPUC Order. In accordance with this Order, UGI Utilities reduced its revenues by $24.1 million, and established an associated regulatory liability, related to $17.1 million (equal to $0.10 per diluted share) of tax benefits resulting from the change in the federal tax rate from 35% to 21% for the period January 1, 2018 through June 30, 2018. After adjusting for this reduction in UGI Utilities’ revenues, the impact of the TCJA increased Fiscal 2018 earnings (excluding the remeasurement effects previously mentioned) by $35.0 million (equal to $0.20 per diluted share). This Fiscal 2018 current-period benefit from the TCJA in the U.S. was reduced by a modest $0.6 million increase in Fiscal 2018 current-period income taxes in France resulting from the higher Fiscal 2018 French income tax rate.
In addition to the requirement to establish a regulatory liability for the tax benefits resulting from the TCJA for the period January 1, 2018 to June 30, 2018, the PAPUC also ordered each regulated utility currently not in a general base rate case proceeding to reduce their rates through a reconcilable negative surcharge applied to bills rendered on or after July 1, 2018. The negative surcharge will remain in place until the effective date of new rates established in the utility’s next general base rate proceeding. This negative surcharge effectively offsets the effects of the TCJA on income taxes at UGI Utilities until such effects are considered in future rate proceedings. The impact of the negative surcharge on net income for the period July 1, 2018 to September 30, 2018, was not material.
For further information on the TCJA, the December 2017 French Finance Bills, the regulatory impacts on UGI Utilities resulting from the TCJA and the actions of the PAPUC, see Notes 6 and 8 to Consolidated Financial Statements.
Strategic Initiatives
During Fiscal 2018, we continued to make significant strategic and operational progress in support of our long-term goals. AmeriGas Propane continued to drive costs out of the business through operating efficiencies, the application of technology solutions, and organizational management initiatives. Through continued expansion and enhancement of technology initiatives, AmeriGas Propane continued to reduce distribution costs and optimize delivery routing to increase the efficiency of its distribution model. AmeriGas Propane experienced a significant increase in the number of customer accounts registered for online capabilities and has developed and deployed other technology-enabled methods to communicate with customers. Volumes from the ACE cylinder program in Fiscal 2018 were the highest on record reflecting an increase in the number of retail locations including locations offering 24/7 automated self-service vending machines, and the National Account program’s performance in Fiscal 2018 benefited from double-digit volume growth due in large part to more normal winter weather and customer growth.
During Fiscal 2018, UGI International completed the integration of Finagaz acquired in May 2015 on time, achieving higher-than-expected synergies. In addition, UGI International integrated three smaller businesses acquired in late Fiscal 2017 and early Fiscal 2018, including LPG distribution businesses in Sweden and Italy as well as DVEP, a leading energy marketer in the Netherlands. In addition, UGI International centralized its European supply and commodity hedging functions in France, continued to build-out its cylinder distribution model including vending machines and expansion of retail chain customers, and executed the start-up of a natural gas marketing business in the United Kingdom. We also made significant progress on the implementation of the newly enacted European data privacy regulation, the Global Data Protection Regulation, across our European operations.
During Fiscal 2018, Midstream & Marketing acquired a midstream gas gathering system, Texas Creek, which included 60 miles of natural gas gathering lines, and acquired the Endless Mountain natural gas gathering system. Both of these gathering systems operate in the Marcellus Shale in northern Pennsylvania. Midstream & Marketing also acquired a 44 megawatt natural gas turbine adding capacity to the Hunlock site. In addition to these and other strategic asset acquisitions, Midstream & Marketing completed the Steelton LNG storage and vaporization unit, which is an important component of satisfying growing peak-day demand, and achieved several important milestones on the PennEast pipeline project including receipt of the FERC certificate of public convenience and necessity in January 2018.
UGI Utilities added over 14,000 new residential and commercial heating customers during Fiscal 2018 with conversions accounting for the majority of the additions. In January, UGI Utilities filed a base rate request for the Electric Division. New rates for Electric Utility went into effect in late October 2018. UGI Utilities continued to invest in its distribution system deploying nearly $340 million in capital, including approximately $185 million for replacement and betterment, and received regulatory approval for the merger of UGI Utilities’ three utility companies effective October 1, 2018. During Fiscal 2018, UGI Utilities also completed the design of UNITE Phase 2, its Enterprise Resource Planning (“ERP”) system, and made substantial progress on the build phases of the project. UGI Utilities also made significant progress toward the completion of its new corporate headquarters building, which is expected to be completed in the spring of Fiscal 2019.

At the UGI Corporation level, we implemented the first phase of a global human resource management tool for our domestic entities, made significant progress on a new enterprise performance management and reporting tool; and developed a global IT security framework.
Financing Transactions and Liquidity
In October 2017, UGI Utilities entered into a $125 million unsecured variable-rate term loan due through October 2022 with a group of banks. Proceeds from the Utilities Term Loan were used by UGI Utilities to repay revolving credit agreement borrowings and for general corporate purposes. We have entered into an interest rate swap that will fix the underlying interest rate on this debt at approximately 3% beginning September 30, 2019. In December 2017, AmeriGas Propane, L.P. (“AmeriGas OLP”) entered into the Second Amended and Restated Credit Agreement that provides for borrowings up to $600 million (including a $150 million sublimit for letters of credit) and expires in December 2022. Also in December 2017, UGI International, LLC entered into a secured multicurrency revolving facility with a group of banks providing for borrowings up to €300 million through 2020. As further described below, this revolving facility was replaced with a new revolving credit facility in October 2018 as part of the UGI International refinancing transaction.
On October 25, 2018, UGI International, LLC, a wholly owned second-tier indirect subsidiary of UGI Corporation, completed a significant refinancing transaction and (i) issued €350 million of 3.25% bonds due November 2025 through an underwritten private placement, (ii) borrowed €300 million under its 2018 UGI International Credit Facilities Agreement term loan facility, and (iii) entered into a €300 million multicurrency revolving credit facility. The €300 million term loan is due, and the new multicurrency revolving facility expires, in October 2023. The proceeds from the term loan and the 3.25% bonds plus cash on hand were used to repay UGI France’s and Flaga’s term loans ahead of schedule. For additional information on this refinancing, see “Financial Condition and Liquidity” below and Note 5 to Consolidated Financial Statements.
We believe each of our business units has sufficient liquidity to fund business operations during Fiscal 2019 (see “Financial Condition and Liquidity” below).
Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share
Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP)

	2018		2017		2016
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% of Total
AmeriGas Propane	$76.3	15.7%	$54.2	13.3%	$51.1	14.2%
UGI International	153.1	31.5%	155.8	38.4%	128.9	35.8%
Midstream & Marketing	126.7	26.1%	86.9	21.4%	87.1	24.2%
UGI Utilities	140.9	29.0%	116.0	28.6%	97.4	27.1%
Corporate & Other	(11.4)	(2.3)%	(6.8)	(1.7)%	(4.5)	(1.3)%
Net income attributable to UGI Corporation	$485.6	100.0%	$406.1	100.0%	$360.0	100.0%
As previously mentioned, UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. Adjusted net income attributable to UGI Corporation is net income attributable to UGI after excluding (1) net after-tax gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions (principally comprising changes in unrealized gains and losses on such derivative instruments); (2) Finagaz integration expenses; (3) losses on extinguishments of debt; (4) impairments of Partnership tradenames and trademarks; and (5) remeasurement impacts on income tax balances resulting from the enactments of the TCJA and French Finance Bills.
UGI does not designate its commodity and certain foreign currency derivative instruments as hedges under GAAP. Volatility in net income attributable to UGI Corporation as determined in accordance with GAAP can occur as a result of gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions. These gains and losses result principally from recording changes in unrealized gains and losses on unsettled commodity and certain foreign currency derivative instruments and, to a much lesser extent, certain realized gains and losses on settled commodity derivative instruments that are not associated with current-period transactions. However, because these derivative instruments economically hedge anticipated future purchases or sales of energy commodities, or in the case of certain foreign currency derivatives reduce volatility in anticipated future earnings associated with our foreign operations, we expect that such gains or losses will be largely offset by gains or losses on anticipated future energy commodity transactions or mitigate volatility in anticipated future earnings. For further information on the Company’s accounting for commodity and certain foreign currency derivative instruments, see Notes 2 and 17 to Consolidated Financial Statements.
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
The following tables reconcile net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above for Fiscal 2018, Fiscal 2017 and Fiscal 2016.

Year Ended September 30, 2018	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Adjusted net income attributable to UGI Corporation (millions):
Net income attributable to UGI Corporation	$718.7	$174.7	$138.6	$196.8	$148.9	$59.7
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $26.7) (a)	(68.1)	—	—	—	—	(68.1)
Unrealized gains on foreign currency derivative instruments (net of tax of $9.3) (a)	(19.6)	—	—	—	—	(19.6)
Integration expenses associated with Finagaz (net of tax of $(12.0)) (a)	18.5	—	18.5	—	—	—
Impairment of Partnership tradenames and trademarks (net of tax of $(5.8)) (a)	14.5	14.5	—	—	—	—
Impact from December 2017 French Finance Bills	(12.1)	—	(12.1)	—	—	—
Remeasurement impact from TCJA	(166.3)	(112.9)	8.1	(70.1)	(8.0)	16.6
Adjusted net income (loss) attributable to UGI Corporation	$485.6	$76.3	$153.1	$126.7	$140.9	$(11.4)

Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$4.06	$0.99	$0.78	$1.11	$0.84	$0.34
Net gains on commodity derivative instruments not associated with current-period transactions (b)	(0.39)	—	—	—	—	(0.39)
Unrealized gains on foreign currency derivative instruments	(0.11)	—	—	—	—	(0.11)
Integration expenses associated with Finagaz	0.10	—	0.10	—	—	—
Impairment of Partnership tradenames and trademarks	0.08	0.08	—	—	—	—
Impact from December 2017 French Finance Bills	(0.07)	—	(0.07)	—	—	—
Remeasurement impact from TCJA (b)	(0.93)	(0.64)	0.06	(0.39)	(0.04)	0.08
Adjusted diluted earnings (loss) per share	$2.74	$0.43	$0.87	$0.72	$0.80	$(0.08)

Year Ended September 30, 2017	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Adjusted net income attributable to UGI Corporation (millions):
Net income attributable to UGI Corporation	$436.6	$44.6	$158.6	$86.9	$116.0	$30.5
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $31.9) (a)	(51.2)	—	—	—	—	(51.2)
Unrealized losses on foreign currency derivative instruments (net of tax of $(9.9)) (a)	13.9	—	—	—	—	13.9
Loss on extinguishments of debt (net of tax of $(6.1)) (a)	9.6	9.6	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(13.7)) (a)	26.2	—	26.2	—	—	—
Impact from December 2016 French Finance Bills	(29.0)	—	(29.0)	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$406.1	$54.2	$155.8	$86.9	$116.0	$(6.8)

Adjusted diluted earnings per share:
UGI Corporation earnings per share – diluted	$2.46	$0.25	$0.89	$0.49	$0.66	$0.17
Net gains on commodity derivative instruments not associated with current-period transactions	(0.29)	—	—	—	—	(0.29)
Unrealized losses on foreign currency derivative instruments	0.08	—	—	—	—	0.08
Loss on extinguishments of debt	0.05	0.05	—	—	—	—
Integration expenses associated with Finagaz	0.15	—	0.15	—	—	—
Impact from December 2016 French Finance Bills	(0.16)	—	(0.16)	—	—	—
Adjusted diluted earnings (loss) per share	$2.29	$0.30	$0.88	$0.49	$0.66	$(0.04)

Year Ended September 30, 2016	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
Adjusted net income attributable to UGI Corporation (millions):
Net income attributable to UGI Corporation	$364.7	$43.2	$111.6	$87.1	$97.4	$25.4
Net gains on commodity derivative instruments not associated with current-period transactions (net of tax of $13.5) (a)	(29.9)	—	—	—	—	(29.9)
Loss on extinguishments of debt (net of tax of $(5.0)) (a)	7.9	7.9	—	—	—	—
Integration expenses associated with Finagaz (net of tax of $(10.6)) (a)	17.3	—	17.3	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$360.0	$51.1	$128.9	$87.1	$97.4	$(4.5)

Adjusted diluted earnings per share:
UGI Corporation earnings per share - diluted	$2.08	$0.25	$0.64	$0.50	$0.55	$0.14
Net gains on commodity derivative instruments not associated with current-period transactions (b)	(0.17)	—	—	—	—	(0.17)
Loss on extinguishments of debt	0.04	0.04	—	—	—	—
Integration expenses associated with Finagaz	0.10	—	0.10	—	—	—
Adjusted diluted earnings per share	$2.05	$0.29	$0.74	$0.50	$0.55	$(0.03)

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding.

Results of Operations
The following analyses compare the Company’s results of operations for (1) Fiscal 2018 with Fiscal 2017 and (2) Fiscal 2017 with Fiscal 2016.
Fiscal 2018 Compared with Fiscal 2017
Consolidated Results
Net Income Attributable to UGI Corporation by Business Unit:

	2018		2017		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount (a)	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane (b)(c)	$174.7	24.3%	$44.6	10.2%	$130.1	291.7%
UGI International (d)(e)	138.6	19.3%	158.6	36.3%	(20.0)	(12.6)%
Midstream & Marketing	196.8	27.4%	86.9	19.9%	109.9	126.5%
UGI Utilities (f)	148.9	20.7%	116.0	26.6%	32.9	28.4%
Corporate & Other (g)(h)	59.7	8.3%	30.5	7.0%	29.2	N.M.
Net income attributable to UGI Corporation	$718.7	100.0%	$436.6	100.0%	$282.1	64.6%

(a)	Fiscal 2018 net income attributable to UGI Corporation includes income (loss) from remeasurement adjustments to tax-related accounts as a result of the enactment of the TCJA as follows:

AmeriGas Propane	$112.9
UGI International	(8.1)
Midstream & Marketing	70.1
UGI Utilities	8.0
Corporate & Other	(16.6)
Net income attributable to UGI Corporation	$166.3

In addition to the remeasurement adjustments above, Fiscal 2018 income tax expense was reduced by an additional $52.1 million principally due to a lower federal income tax rate in Fiscal 2018 as a result of the TCJA.

(b)	Fiscal 2018 includes after-tax impairment charge of $14.5 million as a result of the plan to discontinue use of certain Partnership tradenames and trademarks.

(c)	Fiscal 2017 includes net after-tax loss of $9.6 million from extinguishments of debt.

(d)
Fiscal 2018 includes beneficial impact of a $12.1 million remeasurement adjustment to net deferred income tax liabilities associated with the enactment of the December 2017 French Finance Bills. Fiscal 2017 includes beneficial impact of a $29.0 million remeasurement adjustment to net deferred income tax liabilities associated with a change in French income tax rate and an income tax settlement refund of $6.7 million, plus interest, in France. In addition to these remeasurement adjustments, Fiscal 2018 also reflects the current-year negative impact of the December 2017 French Finance Bills which decreased Fiscal 2018 net income attributable to UGI by approximately $0.6 million.

(e)	Includes after-tax integration expenses associated with Finagaz of $18.5 million and $26.2 million for Fiscal 2018 and Fiscal 2017, respectively.

(f)
Fiscal 2018 includes reduction in net income of $17.1 million to reflect the establishment of a regulatory liability and associated deferred income taxes from tax savings incurred during the period January 1, 2018 to June 30, 2018 as a result of the TCJA.

(g)
Includes net after-tax gains on commodity derivative instruments not associated with current-period transactions of $68.1 million and $51.2 million for Fiscal 2018 and Fiscal 2017, respectively. Also includes after-tax unrealized gains (losses) on certain foreign currency derivative instruments of $19.6 million and $(13.9) million for Fiscal 2018 and Fiscal 2017, respectively.

(h)	Fiscal 2017 includes a $7.1 million after-tax loss associated with the impairment of a cost basis investment.
N.M. — Variance is not meaningful.

AmeriGas Propane	2018	2017	Increase (Decrease)
(Dollars in millions)
Revenues	$2,823.0	$2,453.5	$369.5	15.1%
Total margin (a)	$1,508.3	$1,450.6	$57.7	4.0%
Partnership operating and administrative expenses (b)	$923.1	$915.1	$8.0	0.9%
Impairment of Partnership tradenames and trademarks (c)	$75.0	$—	$75.0	N.M.
Partnership Adjusted EBITDA (d)(e)	$605.5	$551.3	$54.2	9.8%
Operating income (e)(f)(g)	$347.2	$355.3	$(8.1)	(2.3)%
Retail gallons sold (millions)	1,081.3	1,046.9	34.4	3.3%
Degree days – % colder (warmer) than normal (h)	0.3%	(11.3)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for Fiscal 2018 and Fiscal 2017 excludes net pre-tax gains of $12.5 million and $31.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Operating and administrative expenses in Fiscal 2017 include a $7.5 million environmental accrual associated with the site of a former manufactured gas plant (“MGP”) obtained in a prior-year acquisition (see Note 15 to Consolidated Financial Statements).

(c)	Fiscal 2018 reflects $75.0 million impairment charge associated with a plan to discontinue the use of certain Partnership tradenames and trademarks (see Note 11 to Consolidated Financial Statements).

(d)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements).

(e)
Fiscal 2017 reflects adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced Partnership Adjusted EBITDA by $8.8 million and reduced operating income by $7.7 million.

(f)	Amounts for Fiscal 2017 reflect an adjustment to correct depreciation expense associated with prior periods which reduced operating income by $7.5 million.

(g)	Operating income reflects certain operating and administrative expenses of the General Partner.

(h)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by the National Oceanic and Atmospheric Administration (“NOAA”) for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

N.M. - Variance is not meaningful.

AmeriGas Propane’s retail gallons sold during Fiscal 2018 were 3.3% higher than in Fiscal 2017. Average temperatures based upon heating degree days during Fiscal 2018 were 0.3% colder than normal and 13.0% colder than Fiscal 2017.

AmeriGas Propane retail propane revenues increased $337.9 million during Fiscal 2018 reflecting the effects of higher average retail selling prices ($267.5 million) and higher retail volumes sold ($70.4 million). Wholesale propane revenues increased $24.4 million reflecting the effects of higher average wholesale selling prices ($13.5 million) and higher wholesale volumes sold ($10.9 million). Average daily wholesale propane commodity prices during Fiscal 2018 at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 36% higher than such prices during Fiscal 2017. Other revenues in Fiscal 2018 were slightly higher than in the prior year principally reflecting higher service and ancillary revenues. AmeriGas Propane cost of sales increased $311.8 million principally reflecting the effects on propane cost of sales of higher average propane product costs ($266.1 million) and, to a much lesser extent, the effects of the higher retail and wholesale propane volumes sold ($39.6 million).

AmeriGas Propane total margin increased $57.7 million principally reflecting slightly higher retail propane total margin ($56.6 million) and slightly higher non-propane total margin ($1.1 million). The increase in retail propane total margin reflects the higher retail volumes sold and, to a much lesser extent, slightly higher average retail propane unit margins.

Partnership Adjusted EBITDA increased $54.2 million in Fiscal 2018 principally reflecting the effects of the higher total margin ($57.7 million) and higher other operating income ($12.5 million) partially offset by a $15.5 million increase in Partnership operating and administrative expenses (excluding the effects of the $7.5 million MGP accrual in the prior year). The increase in other operating income largely reflects the absence of an $8.8 million adjustment recorded in Fiscal 2017 to correct previously recorded gains on sales of fixed assets acquired with the Heritage Propane acquisition in 2012. The increase in Partnership operating and administrative expenses reflects, among other things, higher total compensation and benefits cost ($20.4 million), principally higher labor, overtime and incentive compensation costs associated with the increased activity and improved performance; higher vehicle expenses ($10.6 million); and higher outside services expense ($6.3 million). These increases in operating expenses were partially offset by lower general insurance and self-insured casualty and liability expense and, to a lesser extent, lower provisions for uncollectible accounts and travel and entertainment expenses.

AmeriGas Propane operating income decreased $8.1 million in Fiscal 2018 as the $57.7 million increase in Partnership total margin, the higher other operating income ($12.5 million) and a decrease in depreciation and amortization expense ($4.8 million) were more than offset by the $75.0 million impairment of Partnership tradenames and trademarks and an $8.0 million increase in operating and administrative costs (including the effects of the $7.5 million MGP accrual in the prior year).

During Fiscal 2017, AmeriGas Partners recognized a pre-tax loss of $59.7 million ($9.6 million after-tax loss attributable to UGI) associated with early extinguishments of debt. For further information, see Note 5 to Consolidated Financial Statements.

UGI International	2018	2017	Increase
(Dollars in millions)
Revenues	$2,683.8	$1,877.5	$806.3	42.9%
Total margin (a)	$1,063.7	$942.2	$121.5	12.9%
Operating and administrative expenses (b)	$703.2	$626.2	$77.0	12.3%
Operating income	$223.1	$195.7	$27.4	14.0%
Income before income taxes (c)	$188.8	$175.0	$13.8	7.9%
LPG retail gallons sold (millions)	886.3	827.9	58.4	7.1%
UGI International degree days – % (warmer) colder than normal (d)	(5.3)%	0.7%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for Fiscal 2018 and Fiscal 2017 excludes net pre-tax gains of $92.8 million and $19.0 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	Reflects impacts of Finagaz integration expenses for Fiscal 2018 and Fiscal 2017 of $30.5 million and $39.9 million, respectively.

(c)
Income before income taxes for Fiscal 2018 and Fiscal 2017 excludes net pre-tax unrealized gains (losses) on certain foreign currency derivative contracts of $28.9 million and $(23.8) million, respectively.

(d)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during Fiscal 2018 were approximately 5.3% warmer than normal and 5.9% warmer than Fiscal 2017. Total retail gallons sold during Fiscal 2018 were higher reflecting incremental LPG retail gallons sold from our October 2017 acquisition of UniverGas. Our existing businesses’ retail volumes were slightly lower than the prior year as slightly higher bulk sales late in the heating season were offset by the effects of warmer weather and lower crop-drying volumes early in Fiscal 2018. During Fiscal 2018, average wholesale prices for propane and butane in northwest Europe were approximately 23% and 19% higher than in Fiscal 2017, respectively.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During Fiscal 2018 and Fiscal 2017, the average unweighted euro-to-dollar translation rates were approximately $1.19 and $1.11, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.35 and $1.27, respectively. Although the euro and British pound sterling were stronger during Fiscal 2018 and affect the comparison of line item amounts presented in the table above, the beneficial impact of the stronger currencies on net income was substantially offset by net losses on foreign currency exchange contracts.

UGI International revenues increased $806.3 million during Fiscal 2018 reflecting approximately $439 million of combined incremental revenues from UniverGas and DVEP, higher LPG selling prices and the translation effects on our existing businesses’ revenues of the stronger euro and British pound sterling. The higher LPG selling prices reflect in large part the effects of higher LPG product costs. UGI International cost of sales increased $684.8 million during Fiscal 2018 reflecting approximately $381 million of incremental cost of sales associated with UniverGas and DVEP, the effects on cost of sales from the higher average LPG commodity costs, and the translation effects of the stronger euro and British pound sterling.

The increase in total margin principally reflects the translation effects of the stronger euro and British pound sterling on margin (approximately $80 million), incremental margin from UniverGas and DVEP ($58 million), and slightly higher natural gas margin from our existing energy marketing business. These increases in margin were partially offset by slightly lower total margin from our existing retail LPG business reflecting in large part lower Fiscal 2018 income on foreign currency exchange contracts. Total margin from our existing natural gas business increased approximately $4.9 million reflecting higher subscription fee margin partially offset by lower average unit margins during Fiscal 2018.

The $27.4 million increase in UGI International operating income principally reflects the previously mentioned $121.5 million increase in total margin partially offset by a $77.0 million increase in operating and administrative expenses and a $23.2 million increase in depreciation and amortization expense. The increase in operating and administrative expenses principally reflects the translation effects of the stronger euro and British pound sterling on local currency expenses (approximately $45.0 million) and approximately $39 million of incremental expenses from UniverGas and DVEP. Our existing businesses’ local currency operating and administrative expenses, excluding Finagaz integration costs, were slightly lower than the prior year as lower compensation and benefits expense and lower tank and cylinder repair costs were largely offset by higher compliance costs associated with energy conservation and operational safety requirements and slightly higher distribution costs. Operating and administrative expenses in Fiscal 2018 and Fiscal 2017 include $30.5 million and $39.9 million of Finagaz integration costs, respectively. The increase in depreciation and amortization principally reflects incremental amounts associated with UniverGas and DVEP ($9.9 million) and the translation effects of the stronger currencies. UGI International income before income taxes increased $13.8 million principally reflecting the previously mentioned $27.4 million increase in UGI International operating income reduced by higher realized losses on foreign currency exchange contracts ($12.7 million) and slightly higher interest expense due to the effects of the stronger euro.

Midstream & Marketing	2018	2017	Increase
(Dollars in millions)
Revenues	$1,421.7	$1,121.2	$300.5	26.8%
Total margin (a)	$330.9	$264.5	$66.4	25.1%
Operating and administrative expenses	$114.0	$95.6	$18.4	19.2%
Operating income	$173.9	$139.2	$34.7	24.9%
Income before income taxes	$176.3	$141.4	$34.9	24.7%

(a)
Total margin represents total revenues less total cost of sales. Total margin for Fiscal 2018 and Fiscal 2017 excludes net pre-tax (losses) gains of $(1.4) million and $55.7 million, respectively, on commodity derivative instruments not associated with current-period transactions.

Temperatures across Midstream & Marketing’s energy marketing territory were approximately 1.5% warmer than normal during Fiscal 2018 but approximately 12.0% colder than Fiscal 2017. Midstream & Marketing’s Fiscal 2018 revenues were $300.5 million higher reflecting higher natural gas ($210.6 million) and retail power marketing ($15.0 million) revenues; higher revenues from midstream assets ($62.4 million), principally higher natural gas gathering, peaking, and capacity management revenues; and higher electric generation revenues ($13.1 million). The increase in natural gas revenues principally reflects the effects of higher natural gas volumes from colder Fiscal 2018 temperatures, customer growth and slightly higher average natural gas prices. The increase in capacity management and peaking revenues reflects the effects of colder weather in late December and January, higher capacity values, and with respect to peaking revenues, an increase in the number of peaking contracts. The higher natural gas gathering revenues principally reflects incremental revenues from the Sunbury Pipeline and from the Texas Creek natural gas gathering assets acquired on October 31, 2017. Electric generation revenues reflect higher volumes generated principally from the Hunlock natural-gas fired generation station and higher average selling prices. Midstream & Marketing cost of sales was $1,090.8 million in Fiscal 2018 compared to $856.7 million in Fiscal 2017, an increase of $234.1 million, principally reflecting higher natural gas and retail power cost of sales primarily a result of the higher natural gas and retail power volumes and higher average natural gas costs.

Midstream & Marketing total margin increased $66.4 million in Fiscal 2018 reflecting higher total margin from our midstream assets ($57.1 million), principally the result of higher natural gas gathering, capacity management and peaking total margin, and higher electricity generation total margin ($6.9 million). Fiscal 2018 total margin from natural gas marketing was about equal to Fiscal 2017 as slightly higher natural gas marketing volumes sold was offset by slightly lower average unit margins. The higher natural gas gathering total margin reflects incremental margin from the Sunbury Pipeline and, to a much lesser extent, higher margin from the recent expansion of our natural gas gathering assets including the Texas Creek natural gas gathering assets. The increase in capacity management and peaking total margin reflects in large part the effects of extremely cold weather primarily in late December and in January, higher capacity values and, with respect to peaking margin, a year-over-year increase in the number of peaking contracts. The higher electricity generation total margin reflects higher electric generation volumes principally at our Hunlock Station generating facility and higher electricity unit margins.

The increase in Midstream & Marketing operating income principally reflects the previously mentioned increase in total margin ($66.4 million) partially offset by higher operating and administrative expenses ($18.4 million), higher depreciation expense ($8.1 million), and a decrease in other operating income primarily reflecting the absence of AFUDC income associated with the Sunbury Pipeline project recorded in Fiscal 2017 ($5.2 million). The $18.4 million increase in operating and administrative expenses reflects higher compensation and benefits expense and higher expenses associated with greater peaking, LNG and natural gas gathering activities, while the increase in depreciation expense principally reflects incremental depreciation from the expansion of our natural gas pipeline, natural gas gathering, LNG and peaking assets. The $34.9 million increase in income before income taxes in Fiscal 2018 principally reflects the higher operating income ($34.7 million) and slightly higher AFUDC income associated with our PennEast pipeline equity investment partially offset by slightly higher interest expense.

UGI Utilities	2018	2017	Increase
(Dollars in millions)
Revenues (a)	$1,092.4	$887.6	$204.8	23.1%
Total margin (a)(b)	$564.5	$515.6	$48.9	9.5%
Operating and administrative expenses	$244.6	$223.2	$21.4	9.6%
Operating income (a)	$237.5	$228.3	$9.2	4.0%
Income before income taxes (a)	$194.6	$188.1	$6.5	3.5%
Adjusted net income attributable to UGI Corporation (a)(c)	$140.9	$116.0	$24.9	21.5%
Gas Utility system throughput – billions of cubic feet (“bcf”)
Core market	80.2	70.4	9.8	13.9%
Total	264.0	243.1	20.9	8.6%
Electric Utility distribution sales - millions of kilowatt hours (“gwh”)	1,005.9	950.6	55.3	5.8%
Gas Utility degree days – % (warmer) than normal (d)	(2.1)%	(11.1)%	—	—

(a)
Gas Utility’s Fiscal 2018 revenues, total margin, operating income and income before income taxes were reduced by $24.1 million to record the effects of income tax savings that accrued during the period January 1, 2018 to June 30, 2018, in accordance with a PAPUC Order issued May 17, 2018, related to the TCJA (see Notes 6 and 8 to Consolidated Financial Statements). Although UGI Utilities’ income before income taxes for Fiscal 2018 was negatively impacted by this $24.1 million reduction in revenues, the impact on UGI Utilities’ net income was offset by a reduction in Fiscal 2018 income tax expense principally as a result of the lower federal income tax rate. The impact of the PAPUC Order on revenues for the period July 1, 2018 to September 30, 2018 was not material.

(b)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e., Electric Utility gross receipts taxes, of $5.0 million and $4.7 million during Fiscal 2018 and Fiscal 2017, respectively. For financial statement purposes, Electric Utility gross receipts taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

(c)
Adjusted net income attributable to UGI Corporation is a non-GAAP measure. See “Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share” above for a reconciliation of UGI Utilities’ adjusted net income attributable to UGI Corporation to the most comparable GAAP measure.

(d)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during Fiscal 2018 were 2.1% warmer than normal but 10.1% colder than Fiscal 2017. Gas Utility core market volumes increased 9.8 bcf (13.9%) reflecting, among other things, the effects of the colder weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 20.9 bcf principally reflecting higher large firm delivery service volumes and the higher core market volumes. Gas Utility’s core market customers comprise firm- residential, commercial and industrial (“retail core-market”) customers who purchase their gas from Gas Utility and, to a much lesser extent, residential and small commercial customers who purchase their gas from others. These increases were partially offset by lower interruptible delivery service volumes. Electric Utility kilowatt-hour sales were 5.8% higher than Fiscal 2017, principally reflecting the effects of colder heating-season weather on heating-related sales, and the effects of warmer summer weather on air-conditioning sales.

UGI Utilities revenues increased $204.8 million reflecting a $195.7 million increase in Gas Utility revenues and a $9.1 million increase in Electric Utility revenues. In accordance with a PAPUC Order issued May 17, 2018, during Fiscal 2018 Gas Utility’s revenues were reduced by $24.1 million, and an associated regulatory liability was established, to record the effects of tax savings that accrued during the period January 1, 2018 to June 30, 2018 as a result of the TCJA. Excluding the impact on revenues from the PAPUC Order, Gas Utility revenues increased $218.8 million principally reflecting an increase in core market revenues ($143.0 million), higher off-system sales revenues ($54.6 million), and higher large firm delivery service revenues ($21.2 million).
The $143.0 million increase in Gas Utility core market revenues principally reflects the effects of the higher core market throughput ($70.7 million), higher average retail core market PGC rates ($61.4 million) and the increase in PNG base rates effective October 20, 2017 ($10.9 million). The increase in Electric Utility revenues principally reflects higher Electric Utility distribution system sales ($6.1 million) and higher average default service (“DS”) rates ($2.6 million). Because Gas Utility and Electric Utility are subject to reconcilable PGC and DS recovery mechanisms, increases or decreases in the actual cost of gas or electricity associated with customers who purchase their gas or electricity from UGI Utilities impact revenues and cost of sales but have no direct effect on retail core-market margin (see Note 8 to Consolidated Financial Statements for a discussion of these recovery mechanisms). UGI Utilities cost of sales was $522.9 million in Fiscal 2018 compared with $367.3 million in Fiscal 2017 principally reflecting higher Gas Utility cost of sales ($149.3 million) and higher Electric Utility cost of sales ($6.3 million). The higher Gas Utility cost of sales principally reflects higher average retail core market PGC rates ($61.4 million), higher cost of sales associated with Gas Utility off-system sales ($54.6 million), and higher retail core-market volumes ($26.8 million). The higher Electric Utility cost of sales reflects the higher electricity sales.
UGI Utilities total margin increased $48.9 million principally reflecting higher total margin from Gas Utility core market customers ($53.9 million) and higher large firm delivery service total margin ($15.8 million) partially offset by the reduction in margin resulting from the PAPUC’s May 17, 2018 Order regarding the effects of the TCJA. The increase in Gas Utility core market margin principally reflects the higher core market throughput ($44.6 million) and the increase in PNG base rates effective October 20, 2017 ($9.3 million). Electric Utility total margin increased $2.4 million principally reflecting the higher distribution system sales.
UGI Utilities operating income increased $9.2 million principally reflecting the increase in total margin ($48.9 million) partially offset by higher operating and administrative expenses ($21.4 million), greater depreciation expense ($12.3 million) associated with increased distribution system and IT capital expenditure activity, and lower other operating income ($6.1 million). The increase in UGI Utilities operating and administrative expenses principally reflects higher uncollectible accounts expense ($9.9 million), higher contractor and outside services expenses ($5.0 million), higher IT maintenance and consulting expenses ($4.0 million) and higher compensation and benefits expenses ($2.6 million). The decrease in other operating income principally reflects the absence of $5.8 million of income from an environmental insurance settlement recorded in Fiscal 2017. UGI Utilities income before income taxes increased $6.5 million reflecting the increase in UGI Utilities operating income ($9.2 million) partially offset by higher interest expense.
Although UGI Utilities pre-tax income increased a modest $6.5 million (3.5%) in Fiscal 2018 due to the impact on revenues from the PAPUC Order regarding income tax savings for the period January 1, 2018 to June 30, 2018, UGI Utilities adjusted net income attributable to UGI increased $24.9 million (21.5%). UGI Utilities Fiscal 2018 adjusted net income reflects the benefits of a $23.4 million decrease in current-year income taxes principally as a result of the lower federal income tax rate in Fiscal 2018.
Interest Expense and Income Taxes

Our consolidated interest expense during Fiscal 2018 was $230.1 million, $6.6 million higher than the $223.5 million of interest expense recorded during Fiscal 2017. The higher interest expense principally reflects the effects of higher long-term debt outstanding at UGI Utilities, higher average short-term borrowings and higher short-term interest rates, and the effects of the stronger euro on UGI International interest expense. These increases were partially offset by lower average interest rates on long-term debt at AmeriGas Propane and lower average debt outstanding at UGI International.

As previously mentioned, our consolidated income taxes for Fiscal 2018 were significantly impacted by the enactment of the TCJA in the U.S. and the December 2017 French Finance Bills. Our effective tax rate for Fiscal 2018 reflects the effects of deferred income tax asset and liability remeasurement adjustments resulting from the TCJA and the December 2017 French Finance Bills, which adjustments reduced Fiscal 2018 income tax expense by $178.4 million, and the lower blended U.S. federal income tax rate of 24.5% compared with 35% in Fiscal 2017. The effective income tax rate in Fiscal 2017 reflects the impact of a December 2016 change in the French corporate income tax rate for future years which reduced consolidated income tax expense by $29.0 million and, to a much lesser extent, the effects of an income tax settlement refund of $6.7 million, plus interest, in France.

Fiscal 2017 Compared with Fiscal 2016
Consolidated Results
Net Income Attributable to UGI Corporation by Business Unit:

	2017		2016		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	% Change
AmeriGas Propane (a)	$44.6	10.2%	$43.2	11.8%	$1.4	3.2%
UGI International (b)(c)	158.6	36.3%	111.6	30.6%	47.0	42.1%
UGI Utilities	86.9	19.9%	87.1	23.9%	(0.2)	(0.2)%
Midstream & Marketing	116.0	26.6%	97.4	26.7%	18.6	19.1%
Corporate & Other (d)(e)	30.5	7.0%	25.4	7.0%	5.1	N.M.
Net income attributable to UGI Corporation	$436.6	100.0%	$364.7	100.0%	$71.9	19.7%

(a)	Includes net after-tax losses of $9.6 million and $7.9 million from extinguishments of debt in Fiscal 2017 and Fiscal 2016, respectively.

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

(e)	Fiscal 2017 includes a $7.1 million after-tax loss from the impairment of a cost basis investment.
N.M. — Variance is not meaningful.

AmeriGas Propane	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$2,453.5	$2,311.8	$141.7	6.1%
Total margin (a)	$1,450.6	$1,447.0	$3.6	0.2%
Partnership operating and administrative expenses (b)	$915.1	$928.8	$(13.7)	(1.5)%
Partnership Adjusted EBITDA (c)(d)	$551.3	$543.0	$8.3	1.5%
Operating income (d)(e)(f)	$355.3	$356.3	$(1.0)	(0.3)%
Retail gallons sold (millions)	1,046.9	1,065.5	(18.6)	(1.7)%
Degree days – % (warmer) than normal (g)	(11.3)%	(12.4)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for Fiscal 2017 and Fiscal 2016 excludes net pre-tax gains of $31.1 million and $66.1 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)
Partnership operating and administrative expenses in Fiscal 2017 include a $7.5 million environmental accrual associated with the site of a former MGP obtained in a prior-year acquisition (see Note 15 to Consolidated Financial Statements).

(c)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 21 to Consolidated Financial Statements).

(d)
Fiscal 2017 includes adjustments to correct previously recorded gains on sales of fixed assets ($8.8 million) and decreased depreciation expense ($1.1 million) relating to certain assets acquired with the Heritage Propane acquisition in 2012, which reduced Partnership Adjusted EBITDA by $8.8 million and reduced operating income by $7.7 million.

(e)	Fiscal 2017 reflects an adjustment to correct depreciation expense associated with prior periods which reduced operating income by $7.5 million.

(f)	Operating income reflects operating and administrative expenses of the General Partner.

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
AmeriGas Propane operating income in Fiscal 2017 was approximately equal to the prior year as lower Partnership operating and administrative expenses ($13.7 million) and the slightly higher total margin ($3.6 million) were offset by a decrease in other operating income ($16.4 million). Partnership operating and administrative expenses in Fiscal 2017 were $13.7 million lower than in Fiscal 2016 reflecting lower uninsured litigation and general insurance expenses ($26.8 million), resulting in large part from the absence of a $15.0 million accrual for a class action lawsuit recorded during the fourth quarter of Fiscal 2016, and lower group medical insurance expenses ($9.8 million). These decreases in Partnership operating and administrative expenses were partially offset by higher vehicle expenses ($7.8 million), higher bad debt expense ($6.5 million), and a $7.5 million environmental accrual associated with a former MGP site obtained in a prior-year acquisition. The lower other operating income in Fiscal 2017 reflects, among other things, lower gains on asset sales ($10.3 million), primarily resulting from an $8.8 million adjustment recorded during the first quarter of Fiscal 2017 to correct previously recorded gains on sales of fixed assets, and lower fuel tax credits ($2.8 million). Partnership Adjusted EBITDA increased $8.3 million in Fiscal 2017 principally reflecting lower Fiscal 2017 Partnership operating and administrative costs which, for the calculation of Partnership Adjusted EBITDA exclude the $7.5 million environmental accrual ($21.2 million), and the slightly higher total margin ($3.6 million) offset in part by the previously mentioned lower other operating income ($16.4 million).

During Fiscal 2017, AmeriGas Partners recognized a pre-tax loss of $59.7 million ($9.6 million after-tax loss attributable to UGI) associated with early extinguishments of debt. During Fiscal 2016, AmeriGas Partners recognized a pre-tax loss of $48.9 million ($7.9 million after-tax loss attributable to UGI) associated with early extinguishments of debt. For further information on these transactions, see Note 5 to Consolidated Financial Statements.

UGI International	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$1,877.5	$1,868.8	$8.7	0.5%
Total margin (a)	$942.2	$965.0	$(22.8)	(2.4)%
Operating and administrative expenses (b)	$626.2	$639.7	$(13.5)	(2.1)%
Operating income	$195.7	$206.6	$(10.9)	(5.3)%
Income before income taxes (c)	$175.0	$182.0	$(7.0)	(3.8)%
LPG retail gallons sold (millions) (d)	827.9	820.5	7.4	0.9%
UGI International degree days - % colder (warmer) than normal (e)	0.7%	(7.9)%	—	—

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

(d)
LPG retail gallons sold in Fiscal 2017 reflect a 30.7 million decline in autogas volumes principally as a result of exiting the low-margin autogas business in Poland during Fiscal 2016. LPG retail gallons sold in Fiscal 2016 exclude retail gallons from operations in China, which were sold in March 2016.

(e)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during Fiscal 2017 at UGI International were 0.7% colder than normal and 9.7% colder than Fiscal 2016. Total LPG retail gallons sold during Fiscal 2017 were slightly higher as the beneficial volume effects of the colder weather were substantially offset by a 30.7 million gallon decline in autogas volumes, principally as a result of exiting the low-margin, high-volume autogas business in Poland during Fiscal 2016, and lower crop-drying volumes as a result of a dry Fiscal 2017 crop season in France. During Fiscal 2017, average wholesale commodity prices for propane and butane in northwest Europe were approximately 34% and 29%, respectively, higher than in Fiscal 2016.
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

Temperatures across Midstream & Marketing’s energy marketing territory were 12.1% warmer than normal but 2.2% colder than in the prior year. Midstream & Marketing’s Fiscal 2017 revenues were $254.6 million higher than in Fiscal 2016 principally reflecting higher natural gas revenues ($262.9 million) and, to a much lesser extent, higher peaking revenues ($15.5 million). The increase in natural gas revenues principally reflects higher average natural gas prices, higher natural gas volumes associated with customer growth, and the effects of the slightly colder weather, while the increase in peaking revenues reflects an increase in the number of peaking contracts. These increases in revenues were partially offset principally by lower capacity management and electric generation revenues. Midstream & Marketing cost of sales was $856.7 million in Fiscal 2017 compared to $602.2 million in Fiscal 2016, an increase of $254.5 million, principally reflecting higher natural gas cost of sales primarily a result of the higher natural gas volumes and prices.
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

UGI Utilities	2017	2016	Increase (Decrease)
(Dollars in millions)
Revenues	$887.6	$768.5	$119.1	15.5%
Total margin (a)	$515.6	$473.9	$41.7	8.8%
Operating and administrative expenses	$223.2	$203.6	$19.6	9.6%
Operating income	$228.3	$200.9	$27.4	13.6%
Income before income taxes	$188.1	$163.3	$24.8	15.2%
Gas Utility system throughput – billions of cubic feet (“bcf”)
Core market	70.4	66.2	4.2	6.3%
Total	243.1	212.4	30.7	14.5%
Electric Utility distribution sales - millions of kilowatt hours (“gwh”)	950.6	961.6	(11.0)	(1.1)%
Gas Utility degree days – % (warmer) colder than normal (b)	(11.1)%	(13.6)%	—	—

(a)
Total margin represents total revenues less total cost of sales and Electric Utility gross receipts taxes, of $4.7 million and $4.8 million during Fiscal 2017 and Fiscal 2016, respectively. Electric Utility gross receipt taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income (but are excluded from operating and administrative expenses presented above).

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
UGI Utilities Fiscal 2017 revenues increased $119.1 million reflecting a $121.7 million increase in Gas Utility revenues partially offset by slightly lower Electric Utility revenues. The higher Gas Utility revenues principally reflect an increase in core market revenues ($85.1 million), higher large firm delivery service revenues ($14.3 million) and higher off-system sales revenues ($25.0 million). The $85.1 million increase in Gas Utility core market revenues reflects higher average retail core market PGC rates ($37.0 million), the effects of the higher core market throughput ($28.0 million) and the increase in UGI Gas base rates effective October 19, 2016 ($20.1 million). The decrease in Electric Utility revenues principally reflects the lower Electric Utility volumes ($1.8 million), slightly lower average DS rates ($0.5 million) and lower transmission revenue ($0.4 million). UGI Utilities cost of sales was $367.3 million in Fiscal 2017 compared with $289.8 million in Fiscal 2016, principally reflecting higher average retail core market PGC rates ($37.0 million), the higher Gas Utility retail core-market volumes ($14.0 million) and higher cost of sales associated with Gas Utility off-system sales ($25.0 million). The higher Gas Utility cost of sales is partially offset by a decrease in Electric Utility cost of sales of $1.5 million reflecting the lower volumes sold and the slightly lower DS rates.
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
UGI Utilities Fiscal 2017 operating income increased $27.4 million, principally reflecting the increase in total margin ($41.7 million) and higher other operating income, net ($10.3 million). These increases in operating income were reduced by higher operating and administrative expenses ($19.6 million) and higher depreciation expense ($5.0 million) associated with increased capital expenditure activity. The higher other operating income, net, reflects a $5.8 million environmental insurance settlement, the absence of a charge recorded in the prior year related to environmental matters ($2.5 million), and lower interest on PGC overcollections ($1.6 million). The increase in UGI Utilities operating and administrative expenses in the current year reflects higher pension and employee benefits expenses ($7.0 million), higher customer accounts expense ($4.2 million) and higher regulatory asset amortization expense related to environmental remediation expenses ($1.9 million). The increase in Fiscal 2017 operating and administrative expenses also reflects the fact that Fiscal 2016 expenses were reduced by the capitalization of $5.4 million of development stage IT project costs that had been expensed in prior periods but qualified for capitalization during Fiscal 2016. UGI Utilities income before income taxes increased $24.8 million reflecting the increase in UGI Utilities operating income ($27.4 million) partially offset by higher interest expense.
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
Income Taxes. Our effective income tax rate was lower in Fiscal 2017 compared with Fiscal 2016. The lower effective tax rate in Fiscal 2017 principally reflects (1) the remeasurement of our net deferred income tax liabilities in France as a result of the reduction in the French statutory rate from 34.43% to 28.92% effective in Fiscal 2021, which reduced Fiscal 2017 income taxes by $29.0 million; (2) the impact of excess tax benefits of $10.3 million resulting from the adoption of new accounting guidance on share-based payments effective October 1, 2016 (see Note 2 to Consolidated Financial Statements); (3) the release of a $7.6 million valuation allowance against future uses of foreign tax credit carryforwards; and (4) an income tax settlement refund of $6.7 million, plus interest, in France.

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
The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its subsidiaries by its principal business units. Our cash and cash equivalents totaled $452.6 million at September 30, 2018, compared with $558.4 million at September 30, 2017. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at September 30, 2018 and 2017, UGI had cash and cash equivalents of $194.3 million and $291.1 million, respectively, a substantial portion of which is located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.
AmeriGas Propane’s ability to pay dividends to UGI is dependent upon distributions it receives from AmeriGas Partners. At September 30, 2018, our 27% effective ownership interest in the Partnership consisted of approximately 24.7 million Common Units and an aggregate 2% general partner interest. Approximately 45 days after the end of each fiscal quarter, the Partnership distributes all of its Available Cash (as defined in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, as amended (the “Partnership Agreement”)) relating to such fiscal quarter. AmeriGas Propane, as general partner of AmeriGas Partners, is entitled to receive incentive distributions when AmeriGas Partners’ quarterly distribution exceeds $0.605 per limited partner unit. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner interest in the Partnership totaled $54.9 million, $52.7 million and $47.4 million, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2018, Fiscal 2017 and Fiscal 2016 of $45.3 million, $43.5 million and $38.2 million, respectively (see Note 14 to Consolidated Financial Statements).
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, our principal business units paid cash dividends and made other cash payments to UGI and its subsidiaries as follows:

Year Ended September 30,	2018	2017	2016
(Millions of dollars)
AmeriGas Propane	$128.0	$123.0	$107.0
UGI Utilities	50.0	57.7	47.0
UGI International	19.0	118.3	98.4
Total	$197.0	$299.0	$252.4

Cash dividends and other cash payments received from UGI International were lower in Fiscal 2018 due to the use of cash for the acquisition of UniverGas.
Dividends and Distributions
On April 24, 2018, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.26 per Common Share, equal to $1.04 on an annualized basis. The dividend rate reflects an approximately 4% increase from the previous quarterly rate of $0.25. The new quarterly dividend rate was effective with the dividend payable on July 1, 2018, to shareholders of record on June 15, 2018.
During Fiscal 2018, the General Partner’s Board of Directors approved, and AmeriGas Partners paid, quarterly distributions on AmeriGas Partners Common Units at a rate of $0.95 per Common Unit, equal to $3.80 per Common Unit for Fiscal 2018.
Repurchases of Common Stock
In January 2014, the UGI Board of Directors authorized a share repurchase program for up to 15 million shares of UGI Corporation Common Stock. The authorization permitted the execution of the share repurchase program over a four-year period, which expired in January 2018. On January 25, 2018, UGI’s Board of Directors authorized an extension of the share repurchase program for up to 8 million shares of UGI Corporation Common Stock for an additional four-year period expiring in January 2022. Pursuant to such authorizations, during Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company purchased on the open market 1.2 million, 0.9 million and 1.25 million shares at a total purchase price of $59.8 million, $43.3 million and $47.6 million, respectively.
Long-term Debt and Credit Facilities

The Company’s debt outstanding at September 30, 2018 and 2017, comprises the following:

	2018						2017
(millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Other	Total	Total
Short-term borrowings	$232.0	$1.4	$2.0	$189.5	$—	$424.9	$366.9

Long-term debt (including current maturities):
Senior notes	$2,575.0	$—	$—	$675.0	$—	$3,250.0	$3,250.0
Term loans	—	730.1	—	160.3	—	890.4	902.1
Other long-term debt	22.1	20.9	0.4	6.8	8.8	59.0	59.8
Unamortized debt issuance costs	(27.5)	(2.5)	—	(4.1)	—	(34.1)	(39.8)
Total long-term debt	$2,569.6	$748.5	$0.4	$838.0	$8.8	$4,165.3	$4,172.1
Total debt	$2,801.6	$749.9	$2.4	$1,027.5	$8.8	$4,590.2	$4,539.0
Long-term Debt

UGI International. In December 2017, Flaga repaid $9.2 million principal amount of its then-existing $59.1 million U.S. dollar denominated variable-rate term loan due September 2018. Concurrently, Flaga entered into an amendment to the aforementioned term loan, which amended the previous agreement to extend the maturity of the term loan to April 2020 (“Flaga U.S. Dollar Term Loan”). Prior to its repayment in October 2018 (see “Subsequent Event - UGI International Refinancing” below), borrowings under the Flaga U.S. Dollar Term Loan bore interest at the one-month LIBOR rate plus a margin of 1.125%. Flaga effectively fixed the LIBOR component of the interest rate, and effectively fixed the U.S. dollar value of the interest and principal payments payable under the Flaga U.S. Dollar Term Loan, by entering into a cross-currency swap arrangement with a bank.

UGI Utilities. In October 2017, UGI Utilities entered into a $125 million unsecured variable-rate term loan agreement (the “Utilities Term Loan”) with a group of banks.  Proceeds from the Utilities Term Loan were used to repay revolving credit agreement borrowings and for general corporate purposes. The Utilities Term Loan is payable in equal quarterly installments of $1.6 million, commencing in March 2018, with the balance of the principal being due and payable in full on October 30, 2022.  Under the Utilities Term Loan, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin.  The margin on such borrowings ranges from 0.0% to 1.875% and is based upon the credit ratings of certain indebtedness of UGI Utilities.  In July 2018, UGI Utilities entered into a forward-starting pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on Utilities Term Loan borrowings at approximately 3.00% through July 2022. This forward-starting interest rate swap commences September 30, 2019.

Subsequent Event - UGI International Refinancing

On October 18, 2018, UGI International, LLC, a wholly owned second-tier subsidiary of UGI, entered into a five-year unsecured Senior Facilities Agreement with a consortium of banks consisting of (1) a €300 million variable-rate term loan which was drawn on October 25, 2018, and (2) a €300 million senior unsecured multicurrency revolving facility agreement (together, the “2018 UGI International Credit Facilities Agreement”). The 2018 UGI International Credit Facilities Agreement matures on October 18, 2023. Term loan borrowings bear interest at rates per annum comprising the aggregate of the applicable margin and the associated euribor rate, which euribor rate has a floor of zero. The margin on term loan borrowings, which ranges from 1.55% to 3.20%, is dependent upon a ratio of net consolidated indebtedness to consolidated EBITDA, as defined. The initial margin on term loan borrowings is 1.70%. UGI International, LLC has entered into pay-fixed, receive-variable interest rate swaps through October 18, 2022, to fix the underlying euribor rate on term loan borrowings at 0.34%. Under the multicurrency revolving credit facility agreement, UGI International, LLC may borrow in euros or U.S. dollars. Loans made in euros will bear interest at the associated euribor rate plus a margin ranging from 1.20% to 2.85%. Loans made in U.S. dollars will bear interest at the associated LIBOR rate plus a margin ranging from 1.45% to 3.10%. The margin on revolving facility borrowings is dependent upon a ratio of net consolidated indebtedness to consolidated EBITDA, as defined.

On October 25, 2018, UGI International, LLC issued in an underwritten private placement €350 million principal amount of 3.25% senior unsecured notes due November 1, 2025 (the “UGI International 3.25% Senior Notes”). The UGI International 3.25% Senior Notes rank equal in right of payment with indebtedness issued under the 2018 UGI International Credit Facilities Agreement.

The net proceeds from the UGI International 3.25% Senior Notes and the UGI International Credit Facilities Agreement variable-rate term loan plus cash on hand were used on October 25, 2018 (1) to repay €540 million outstanding principal of UGI France SAS’s variable-rate term loan under its 2015 Senior Facilities Agreement due April 2020; €45.8 million of outstanding principal of Flaga’s variable-rate term loan due October 2020; and $49.9 million of outstanding principal of Flaga’s U.S. dollar variable-rate term loan due April 2020, plus accrued and unpaid interest, and (2) for general corporate purposes.
For further information on these transactions and the Company’s other long-term borrowings, see Note 5 to Consolidated Financial Statements.
Short-term Debt
Due to the seasonal nature of the Company’s businesses, cash provided by operating activities is generally strongest during the second and third fiscal quarters when customers pay for natural gas, LPG, electricity and other energy products and services consumed during the peak heating season months. Conversely, cash from operating activities is generally at its lowest levels during the first and fourth fiscal quarters when the Company’s investment in working capital, principally inventories and accounts receivable, is generally greatest. AmeriGas Propane and UGI Utilities primarily use their credit facilities to satisfy their seasonal operating cash flow needs. UGI International principally uses borrowings under credit agreements and cash on hand to satisfy its operating cash flow needs. Energy Services, LLC has historically used its Receivables Facility to satisfy much of its seasonal operating cash flow needs. Energy Services, LLC also has a $240 million credit facility, which it can use for general corporate purposes. Borrowings under the credit facilities and the Energy Services, LLC Receivables Facility are classified as “Short-term borrowings” on the Consolidated Balance Sheets.
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
UGI International. In December 2017, UGI International, LLC entered into a secured multicurrency revolving facility agreement (the "2017 UGI International Credit Agreement") with a group of banks providing for borrowings up to €300 million through April 2020. Under the 2017 UGI International Credit Agreement, UGI International, LLC could borrow in euros or U.S. dollars. During Fiscal 2018, there were no borrowings made under this facility. Upon entering into the 2018 UGI International Credit Facilities Agreement, we terminated (1) the 2017 UGI International Credit Agreement; (2) UGI France SAS’s revolving credit facility under its 2015 Senior Facilities Agreement; and (3) Flaga’s credit facility agreement.
UGI Utilities. In September 2018, UGI Utilities entered into an Increasing Lender Commitment and Acceptance (the “Commitment and Acceptance”) under UGI Utilities’ revolving credit agreement. The Commitment and Acceptance increased the amount of loan commitments under this revolving credit agreement to $450 million, from $300 million previously (including a $100 million sublimit for letters of credit), expiring in March 2020. All other terms of UGI Utilities’ revolving credit agreement remained unchanged.
Information about the Company’s principal credit agreements (excluding Energy Services, LLC’s Receivables Facility, which is discussed below) as of September 30, 2018 and 2017, is presented in the tables below.

(Millions of dollars or euros)	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2018
AmeriGas OLP	December 2022	$600.0	$232.0	$63.5	$304.5	4.58%
UGI International, LLC (a)	April 2020	€300.0	—	—	€300.0	N.A.
UGI France SAS (a)	April 2020	€60.0	—	—	€60.0	N.A.
Flaga (a)(b)	October 2020	€55.0	—	€0.5	€54.5	N.A.
Energy Services, LLC	March 2021	$240.0	—	—	$240.0	N.A.
UGI Utilities (c)	March 2020	$450.0	$189.5	$2.0	$258.5	3.03%
September 30, 2017
AmeriGas OLP	June 2019	$525.0	$140.0	$67.2	$317.8	3.74%
UGI France SAS (a)	April 2020	€60.0	—	—	€60.0	N.A.
Flaga (a)(b)	October 2020	€55.0	—	€6.5	€48.5	N.A.
Energy Services, LLC	March 2021	$240.0	$—	—	$240.0	N.A.
UGI Utilities	March 2020	$300.0	$170.0	$2.0	$128.0	2.11%

(a)	Facility terminated on October 25, 2018, concurrent with entering into the 2018 UGI International Credit Facilities Agreement.

(b)
Total capacity comprises a €25 million multi-currency revolving credit facility, a €5 million overdraft facility and a €25 million guarantee facility. Guarantees outstanding reduce the available capacity on the €25 million guarantee facility.

(c)	On September 21, 2018, UGI Utilities entered into the Commitment and Acceptance, which increased the total capacity under this facility to $450 million.

The average daily and peak short-term borrowings under the Company’s principal credit agreements during Fiscal 2018 and Fiscal 2017 are as follows:

	2018		2017
(Millions of dollars or euros)	Average	Peak	Average	Peak
AmeriGas OLP	$191.2	$349.0	$89.3	$292.5
UGI International, LLC	€—	€—	€—	€—
UGI France SAS	€—	€—	€—	€—
Flaga	€—	€—	€—	€—
Energy Services, LLC	$15.5	$79.0	$8.0	$28.0
UGI Utilities	$150.4	$215.0	$80.7	$178.0
Energy Services, LLC also has a Receivables Facility with an issuer of receivables-backed commercial paper. On October 26, 2018, the expiration date of the Receivables Facility was extended to October 25, 2019. The Receivables Facility, as amended, provides Energy Services with the ability to borrow up to $150 million of eligible receivables during the period November through April, and up to $75 million of eligible receivables during the period May through October. Energy Services, LLC uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.
At September 30, 2018, the outstanding balance of trade receivables was $65.0 million of which $2.0 million was sold to the bank. At September 30, 2017, the outstanding balance of trade receivables was $44.8 million of which $39.0 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheet. During Fiscal 2018 and Fiscal 2017, peak sales of receivables were $68.0 million and $49.0 million, respectively, and average daily amounts sold were $11.3 million and $14.0 million, respectively.
For detailed information on the Company’s short-term borrowings, see Note 5 to Consolidated Financial Statements.

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
Operating Activities:
Year-to-year variations in our cash flows from operating activities can be significantly affected by changes in operating working capital especially during periods with significant changes in energy commodity prices. Cash flows from operating activities in Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $1,085.3 million, $964.4 million and $969.7 million, respectively. Cash flows from operating activities before changes in operating working capital were $1,219.7 million in Fiscal 2018, $1,133.0 million in Fiscal 2017 and $926.6 million in Fiscal 2016. The higher cash flow from operating activities before changes in operating working capital principally reflects improved year-over-year operating results. Changes in operating working capital (used) provided operating cash flow of $(134.4) million in Fiscal 2018, $(168.6) million in Fiscal 2017 and $43.1 million in Fiscal 2016. Cash flow from changes in operating working capital principally reflect the impact of energy commodity prices on changes in accounts receivable, inventories and accounts payable. The higher cash used to fund changes in operating working capital in Fiscal 2018 and Fiscal 2017 reflects, in large part, the net impact of increases in LPG and natural gas prices on accounts receivable, inventories and accounts payable. The higher cash used to fund changes in operating working capital in Fiscal 2018 also reflects federal income tax overpayments resulting from TCJA regulations released late in Fiscal 2018 regarding bonus depreciation for utility assets. In addition, cash flow from changes in operating working capital in Fiscal 2018 include net overcollections of UGI Utilities purchased gas and electricity costs of $31.0 million in Fiscal 2018, compared with net refunds of such costs of $15.4 million and $22.7 million in Fiscal 2017 and Fiscal 2016, respectively.
Investing Activities:
Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; changes in restricted cash balances; and net cash proceeds from sales and retirements of property, plant and equipment. Cash expenditures for property, plant and equipment totaled $574.4 million in Fiscal 2018, $638.9 million in Fiscal 2017 and $563.8 million in Fiscal 2016. Cash payments for property, plant and equipment were higher in Fiscal 2017 compared with Fiscal 2018 and Fiscal 2016 reflecting in large part higher Midstream & Marketing capital expenditures associated with the Sunbury Pipeline project. Net cash used for acquisitions of businesses and assets in Fiscal 2018 principally reflects the October 2017 acquisition of UniverGas at UGI International, and the acquisition of the Texas Creek natural gas gathering assets, a smaller natural gas gathering system and a power generation asset at Midstream & Marketing. Fiscal 2017 reflects net cash paid for acquisitions at AmeriGas Propane and UGI International including the acquisition of DVEP in August 2017. Net cash paid for acquisitions of businesses in Fiscal 2016 includes business acquisitions at AmeriGas Propane and UGI International. Changes in restricted cash, primarily cash in futures brokerage accounts, provided cash from investing activities of $0.7 million in Fiscal 2018, $6.1 million in Fiscal 2017 and $53.7 million in Fiscal 2016. The amount of restricted cash required in such accounts is generally the result of changes in underlying commodity prices.
Financing Activities:
Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; short-term borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and issuances or repurchases of equity instruments.
In October 2017, UGI Utilities issued $125 million of unsecured notes and used the proceeds to reduce short-term borrowings and for general corporate purposes. Repayments of debt during Fiscal 2018 include UGI International’s repayments of approximately $82 million of term-loan debt at UGI France SAS and Flaga, and UGI Utilities’ repayments of $40 million of maturing Medium-Term Notes. During Fiscal 2017, UGI Utilities issued $100 million of Senior Notes and used the net proceeds principally to fund infrastructure replacement and betterment capital expenditures, IT initiatives and for general corporate purposes. During Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $700.0 million of Senior Notes the net proceeds of which were used in large part for the early repayment of a portion of AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $500.0 million plus accrued and unpaid interest and early redemption premiums. Also during Fiscal 2017, AmeriGas Partners and AmeriGas Finance Corp. issued $525 million of Senior Notes, the net proceeds of which were used primarily for the early repayments in February and May of the remaining outstanding AmeriGas Partners’ 7.00% Senior Notes having an aggregate principal balance of $480.8 million.

In Fiscal 2016, AmeriGas Partners issued $1.35 billion face value of AmeriGas Partners Senior Notes and used substantially all of the net proceeds from the issuance to repay $1.27 billion principal amount of existing AmeriGas Partners Senior Notes subject to tender offers and notices of redemptions. In addition, during Fiscal 2016 UGI Utilities issued $300 million of Senior Notes and used the net proceeds principally to repay maturing long-term debt and short-term borrowings. The increases in dividends on UGI Common Stock and distributions on AmeriGas Partners’ publicly held Common Units during the three-year period principally reflect the effects of increases in quarterly dividend and distribution rates.
For further information on debt transactions, see Note 5 to Consolidated Financial Statements.
Capital Expenditures
In the following table, we present capital expenditures (which exclude acquisitions) for Fiscal 2018, Fiscal 2017 and Fiscal 2016. We also provide amounts we expect to spend in Fiscal 2019. We expect to finance a substantial portion of our Fiscal 2019 capital expenditures from cash generated by operations, borrowings under credit facilities and cash on hand.

Year Ended September 30,	2019	2018	2017	2016
(Millions of dollars)	(estimate)
AmeriGas Propane	$117.0	$101.3	$98.1	$101.7
UGI International	122.0	111.4	90.3	99.9
Midstream & Marketing	129.0	43.1	117.5	140.4
UGI Utilities	375.0	338.5	317.7	262.5
Total	$743.0	$594.3	$623.6	$604.5

The higher levels of UGI Utilities capital expenditures in Fiscal 2018 and Fiscal 2017, as well as those estimated for Fiscal 2019, reflect greater main replacement and system improvement capital expenditures, increases in new business capital expenditures and expected investments in new IT projects. The higher level of Midstream & Marketing capital expenditures estimated for Fiscal 2019 primarily reflect expected investments in new midstream assets and new IT projects.
Contractual Cash Obligations and Commitments
The Company has contractual cash obligations that extend beyond Fiscal 2018. Such obligations include scheduled repayments of long-term debt, interest on long-term fixed-rate debt, operating lease payments, unconditional purchase obligations for pipeline capacity, pipeline transportation and natural gas storage services and commitments to purchase natural gas, LPG and electricity, capital expenditures and derivative instruments. The following table presents contractual cash obligations with non-affiliates under agreements existing as of September 30, 2018:

	Payments Due by Period
(Millions of dollars)	Total	Fiscal 2019	Fiscal 2020 - 2021	Fiscal 2022 - 2023	Thereafter
Long-term debt (a)	$4,199.4	$88.5	$690.2	$130.7	$3,290.0
Interest on long-term-fixed rate debt (a)(b)	1,850.3	196.1	372.9	364.9	916.4
Operating leases	452.7	88.0	144.0	108.1	112.6
AmeriGas Propane supply contracts	14.0	14.0	—	—	—
UGI International supply contracts	88.2	88.2	—	—	—
Midstream & Marketing supply contracts	348.0	248.5	88.0	11.5	—
UGI Utilities supply, storage and transportation contracts	314.7	85.4	92.9	68.6	67.8
Derivative instruments (c)	23.5	10.9	11.5	1.1	—
Total	$7,290.8	$819.6	$1,399.5	$684.9	$4,386.8

(a)
Based upon stated maturity dates for debt outstanding at September 30, 2018. Principal repayments relating to the UGI France Senior Facilities term loan due through April 2020; the Flaga variable-rate term loan due October 2020; and the Flaga U.S. dollar variable-rate term loan due April 2020, are included in the table above. These term loans were repaid on October 25, 2018 with net proceeds from the issuance of the UGI International 3.25% Senior Notes due November 2025 and the UGI International Credit Facilities Agreement due October 2023 (see “Subsequent Event - UGI International Refinancing” above and Note 5 to Consolidated Financial Statements).

(b)	Based upon stated interest rates adjusted for the effects of interest rate swaps.

(c)
Represents the sum of amounts due if derivative instrument liabilities were settled at the September 30, 2018 amounts reflected in the Consolidated Balance Sheet (but excluding amounts associated with interest rate and cross-currency swaps).

“Other noncurrent liabilities” included in our Consolidated Balance Sheet at September 30, 2018, principally comprise regulatory liabilities (see Note 8 to Consolidated Financial Statements); refundable tank and cylinder deposits (as further described in Note 2 to Consolidated Financial Statements under the caption “Refundable Tank and Cylinder Deposits”); litigation, property and casualty liabilities and obligations under environmental remediation agreements (see Note 15 to Consolidated Financial Statements); pension and other postretirement benefit liabilities recorded in accordance with accounting guidance relating to employee retirement plans (see Note 7 to Consolidated Financial Statements); and liabilities associated with executive compensation plans (see Note 13 to Consolidated Financial Statements). These liabilities are not included in the table of Contractual Cash Obligations and Commitments because they are estimates of future payments and not contractually fixed as to timing or amount. Required minimum contributions to UGI Utilities’ pension plan (as further described below under “U.S. Pension Plan”) in Fiscal 2019 are not expected to be material. Required minimum contributions to the U.S. Pension Plan in years beyond Fiscal 2019 will depend, in large part, on the impacts of future returns on pension plan assets and interest rates on pension plan liabilities. Certain of our operating lease arrangements, primarily vehicle leases with remaining lease terms of one to ten years, have residual value guarantees. Although such fair values at the end of the leases have historically exceeded the guaranteed amount, at September 30, 2018, the maximum potential amount of future payments under lease guarantees assuming the leased equipment was deemed worthless was approximately $55 million.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, UGI entered into the Standby Equity Commitment Agreement (the “Commitment Agreement”) with AmeriGas Partners and AmeriGas Propane, Inc. Under the terms of the Commitment Agreement, UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019 (the “Commitment Period”). UGI’s capital contributions may be made from time to time during the Commitment Period upon request of the Partnership. There have been no capital contributions made to the Partnership under the Commitment Agreement.
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
U.S. Pension Plan
In the U.S., we sponsor a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“U.S. Pension Plan”). The fair values of the U.S. Pension Plan’s assets totaled $531.7 million and $498.0 million at September 30, 2018 and 2017, respectively. At September 30, 2018 and 2017, the underfunded positions of the U.S. Pension Plan, defined as the excess of the projected benefit obligation (“PBO”) over the U.S. Pension Plan’s assets, were $79.5 million and $141.2 million, respectively.
We believe we are in compliance with regulations governing defined benefit pension plans, including the Employee Retirement Income Security Act of 1974 (“ERISA”) rules and regulations. Required minimum contributions to the U.S. Pension Plan in Fiscal 2018 are not expected to be material. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2018 was $13.0 million. Pre-tax pension cost associated with the U.S. Pension Plan in Fiscal 2019 is expected to be approximately $6.0 million.
GAAP guidance associated with pension and other postretirement plans generally requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans with current year changes recognized in shareholders’ equity unless such amounts are subject to regulatory recovery. At September 30, 2018, we have recorded after-tax charges to UGI Corporation’s stockholders’ equity of $11.0 million and recorded regulatory assets totaling $87.1 million in order to reflect the funded status of our pension and other postretirement benefit plans. For a more detailed discussion of the U.S. Pension Plan and our other postretirement benefit plans, see Note 7 to Consolidated Financial Statements.

Related Party Transactions
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we did not enter into any related-party transactions that had a material effect on our financial condition, results of operations or cash flows.

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

Utility Regulatory Matters

Utilities Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities, with a targeted effective date of October 1, 2018. After receiving all necessary Federal Energy Regulatory Commission (“FERC”), MDPSC, and PAPUC approvals, CPG and PNG were merged into UGI Utilities effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9.2 million, which was later reduced by Electric Utility to $7.7 million to reflect the impact of the TCJA and other adjustments. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3.2 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final order, Electric Utility is required to provide customers with a one-time $0.2 million billing credit associated with 2018 TCJA tax benefits.

On August 31, 2017, the PAPUC approved a previously filed Joint Petition for Approval of Settlement of all issues providing for an $11.3 million base distribution rate increase for PNG (now the UGI North rate district of Gas Utility). The increase became effective October 20, 2017.

On October 14, 2016, the PAPUC approved a previously filed Joint Petition for Approval of Settlement of all issues providing for a $27.0 million base distribution rate increase for UGI Gas (now the UGI South rate district of Gas Utility). The increase became effective on October 19, 2016.

Distribution System Improvement Charge. State legislation permits gas and electric utilities in Pennsylvania to recover a distribution system improvement charge (“DSIC”) on eligible capital investments as an alternative ratemaking mechanism providing for a more timely cost recovery of qualifying capital expenditures between base rate cases.

PNG and CPG received PAPUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In May 2017, the PAPUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at each company’s Long-Term Infrastructure Improvement Plan filing. PNG’s DSIC has been reset to zero as a result of its most recent base rate case. The DSIC rate for PNG will resume under the UGI North rate district upon exceeding the threshold amount of DSIC-eligible plant in service agreed upon in the settlement of its most recent base rate case.

In November 2016, UGI Gas received PAPUC approval to establish a DSIC tariff mechanism, capped at 5% of distribution charges billed to customers, effective January 1, 2017. UGI Gas began recovering revenue under the mechanism effective July 1, 2018, as it exceeded, during the third quarter of Fiscal 2018, the threshold amount of DSIC-eligible plant agreed upon in the settlement of its recent base rate case.

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017 explosion in Manor Township, Lancaster County, PA, that resulted in the death of one UGI Utilities’ employee and injuries to two other UGI Utilities’ employees and one sewer authority employee, and destroyed two residences and damaged several other homes, the PAPUC Bureau of Investigation and Enforcement (“BIE”) filed a formal complaint at the PAPUC in which BIE alleges that UGI Utilities committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and requested that the PAPUC order UGI Utilities to pay approximately $2.1 million in civil penalties, which is the maximum allowable fine. On November 16, 2018, UGI Utilities filed its formal written answer contesting the BIE complaint.

Manufactured Gas Plants

From the late 1800s through the mid-1900s, UGI Utilities and its current and former subsidiaries owned and operated a number of manufactured gas plants (“MGPs”) prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those now constituting UGI Gas and Electric Utility. Beginning in 2006 and 2008, UGI Utilities also owned and operated two acquired subsidiaries (CPG and PNG) with similar histories of owning, and in some cases operating, MGPs in Pennsylvania. CPG and PNG were merged into UGI Utilities effective October 1, 2018.

Prior to the Utilities Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to a consent order and agreement (“COA”) with the Pennsylvania Department of Environmental Protection (“PADEP”) to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap. The cost cap of the three COAs, in the aggregate, is $5.4 million. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At September 30, 2018 and 2017, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $51.0 million and $54.3 million, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 8 to the Consolidated Financial Statements).
We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities’ results of operations because UGI Utilities receives ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COAs. This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.
From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2018 and 2017, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

Market Risk Disclosures

Our primary market risk exposures are (1) commodity price risk; (2) interest rate risk; and (3) foreign currency exchange rate risk. Although we use derivative financial and commodity instruments to reduce market price risk associated with forecasted transactions, we do not use derivative financial and commodity instruments for speculative or trading purposes.
Commodity Price Risk

The risk associated with fluctuations in the prices the Partnership and our UGI International operations pay for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Their profitability is sensitive to changes in LPG supply costs. Increases in supply costs are generally passed on to customers. The Partnership and UGI International may not, however, always be able to pass through product cost increases fully, or keep pace with such increases, particularly when product costs rise rapidly. In order to reduce the volatility of LPG market price risk, the Partnership uses contracts for the forward purchase or sale of propane, propane fixed-price supply agreements and over-the-counter derivative commodity instruments including price swap contracts. Our UGI International operations use over-the-counter derivative commodity instruments and may from time to time enter into other derivative contracts, similar to those used by the Partnership, to reduce market risk associated with a portion of their LPG purchases. Over-the-counter derivative commodity instruments used to economically hedge forecasted purchases of LPG are generally settled at expiration of the contract. In addition, certain of our UGI International businesses hedge a portion of their anticipated U.S. dollar-denominated LPG product purchases through the use of forward foreign currency exchange contracts as further described below.
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
Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations.
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
From time to time, Midstream & Marketing purchases financial transmission rights (“FTRs”) to economically hedge certain transmission costs that may be associated with its fixed-price electricity sales contracts. Midstream & Marketing from time to time also enters into New York Independent System Operator (“NYISO”) capacity swap contracts to economically hedge the locational basis differences for customers it serves on the NYISO electricity grid. Midstream & Marketing also uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later near-term sale of natural gas or propane.
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
Interest Rate Risk
We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt includes short-term borrowings, the Utilities Term Loan and, prior to their repayment on October 25, 2018, UGI France SAS’s and Flaga’s variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. UGI Utilities has entered into a forward-starting, amortizing, pay-fixed, receive-variable interest rate swap agreement commencing September 30, 2019. Prior to their repayment on October 25, 2018, UGI France SAS and Flaga, through the use of pay-fixed, receive-variable interest rate swaps, had fixed the underlying euribor interest rates on their euro-denominated term loans through all, or a substantial portion of, the periods such debt was outstanding. In addition, prior to its repayment on October 25, 2018, Flaga’s U.S. dollar-denominated loan had been swapped from a floating-rate U.S. dollar-denominated interest rate to a fixed-rate euro-denominated interest rate through a cross-currency swap, removing interest rate risk (and foreign currency exchange risk as further described below under Foreign Currency Exchange Rate Risk) associated with the underlying interest payments. At September 30, 2018, combined borrowings outstanding under variable-rate debt agreements, excluding UGI France SAS’s and Flaga’s effectively fixed-rate term loan and Flaga’s U.S. dollar-denominated loan, totaled $545.2 million. Based upon average borrowings outstanding under variable-rate borrowings (excluding UGI France SAS’s and Flaga’s effectively fixed-rate term loan debt and Flaga’s U.S. dollar-denominated loan), an increase in short-term interest rates of 100 basis points (1%) would have increased our Fiscal 2018 interest expense by approximately $5 million. The remainder of our debt outstanding is subject to fixed rates of interest. A 100 basis point increase in market interest rates would result in decreases in the fair value of this fixed-rate debt of approximately $228 million at September 30, 2018. A 100 basis point decrease in market interest rates would result in increases in the fair value of this fixed-rate debt of approximately $254 million at September 30, 2018.
As previously mentioned, in October 2018, UGI International entered into the 2018 UGI International Credit Facilities Agreement, which includes a $300 million variable-rate term loan maturing in October 2023. In November 2018, UGI International, LLC entered into pay-fixed, receive-variable interest rate swaps through October 18, 2022, to fix the underlying euribor rate on 2018 UGI International Credit Facilities Agreement term loan borrowings at 0.34%. We have designated these forward-starting interest rate swaps as cash flow hedges.
As previously mentioned, in October 2017, UGI Utilities entered into a $125 million variable-rate Term Loan. In July 2018, UGI Utilities entered into a forward-starting, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on UGI Utilities Term Loan borrowings at approximately 3.00% through July 2022. This forward-starting interest rate swap commences September 30, 2019. We have designated this forward-starting interest rate swap as a cash flow hedge.
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
Foreign Currency Exchange Rate Risk
Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries (“net investment hedges”). Gains or losses on net investment hedges remain in accumulated other comprehensive income until such foreign operations are sold or liquidated. At September 30, 2018, there were no unsettled net investment hedges outstanding. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at September 30, 2018, by approximately $140 million, which amount would be reflected in other comprehensive income. In October 2018, concurrent with entering into the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes, we designated borrowings under these agreements as net investment hedges.
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
As previously mentioned and prior to its related loan repayment on October 25, 2018, Flaga entered into cross-currency swaps to hedge its exposure to the variability in expected future cash flows associated with the foreign currency and interest rate risk of its U.S. dollar denominated variable-rate term loan. These cross-currency hedges included initial and final exchanges of principal from a fixed euro denomination to a fixed U.S. dollar-denominated amount, to be exchanged at a specified rate, which was determined by the market spot rate on the date of issuance. These cross-currency swaps also included interest rate swaps of a floating U.S. dollar-denominated interest rate to a fixed euro-denominated interest rate.
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
Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2018, restricted cash in brokerage accounts totaled $9.6 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at September 30, 2018. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.
The following table summarizes the fair values of unsettled market risk sensitive derivative instrument assets (liabilities) held at September 30, 2018. The table also includes the changes in fair values of derivative instruments that would result if there were (1) a 10% adverse change in the market prices of LPG, gasoline, natural gas, electricity and electricity transmission congestion charges; (2) a 50 basis point adverse change in prevailing market interest rates; and (3) a 10% change in the value of the euro and the British pound sterling versus the U.S. dollar. Gas Utility’s and Electric Utility’s commodity derivative instruments other than gasoline futures contracts are excluded from the table below because any associated net gains or losses are refundable to or recoverable from customers in accordance with Gas Utility and Electric Utility ratemaking.

	Asset (Liability)
(Millions of dollars)	Fair Value	Change in Fair Value
September 30, 2018:
Commodity price risk	$164.7	$(98.3)
Interest rate risk	$(1.0)	$(2.5)
Foreign currency exchange rate risk	$7.1	$(55.6)

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
For certain of our reporting units with goodwill, we assess qualitative factors to determine whether it is more likely than not that the fair value of such reporting unit is less than its carrying amount. For our other reporting units with goodwill, we bypass the qualitative assessment and perform the quantitative assessment by comparing the fair values of the reporting units with their carrying amounts, including goodwill. We determine fair values generally based on a weighting of income and market approaches. For purposes of the income approach, fair values are determined based upon the present value of the reporting unit’s estimated future cash flows, including an estimate of the reporting unit’s terminal value based upon these cash flows, discounted at appropriate risk-adjusted rates. We use our internal forecasts to estimate future cash flows, which may include estimates of long-term future growth rates based upon our most recent reviews of the long-term outlook for each reporting unit. Cash flow estimates used to establish fair values under our income approach involve management judgments based on a broad range of information and historical results. In addition, external economic and competitive conditions can influence future performance. For purposes of the market approach, we use valuation multiples for companies comparable to our reporting units. The market approach requires judgment to determine the appropriate valuation multiples. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to such excess but not to exceed the total amount of the goodwill of the reporting unit. As of September 30, 2018, our goodwill totaled $3,160.4 million. We did not record any impairments of goodwill in Fiscal 2018, Fiscal 2017 or Fiscal 2016.
Impairment of Long-Lived Assets. Impairment testing for individual long-lived assets, or groups of long-lived assets, is required when circumstances indicate that such assets may be impaired. If it is determined that a triggering event has occurred, we prepare a quantitative evaluation based upon undiscounted cash flow projections expected to be realized over the remaining useful life of the asset or the primary asset of an asset group. A long-lived asset or group of assets is considered impaired when the carrying amount of such assets exceeds the associated undiscounted estimated future cash flows. When determining whether an asset or group of assets has been impaired, management groups assets at the lowest level that has identifiable cash flows. Performing an impairment test on long-lived assets involves judgment in areas such as identifying when a triggering event requiring evaluation occurs; identifying and grouping assets; and, if the asset or group of assets is determined to be impaired based upon an excess of carrying amount over estimated undiscounted future cash flows, determining the fair value of the asset or asset group. Although cash flow estimates are based upon relevant information at the time the estimates are made, estimates of future cash flows are by nature highly uncertain and contemplate factors that change over time such as the expected use of the asset including future production and sales volumes, expected fluctuations in prices of commodities and expected proceeds from disposition. No material provisions for impairments of long-lived assets were recorded during Fiscal 2018, Fiscal 2017 or Fiscal 2016.
Litigation Accruals and Environmental Remediation Liabilities. We are involved in litigation that arises in the normal course of business. In addition, UGI Utilities and its former subsidiaries owned and operated a number of MGPs in Pennsylvania and elsewhere, and PNG and CPG owned and operated a number of MGP sites located in Pennsylvania, at which hazardous substances may be present. In accordance with GAAP, we record a reserve when it is probable that a liability exists and the amount or range of amounts related to such liability can be reasonably estimated. When no amount within a range of possible loss is a better estimate than any other amount within the range, liabilities recorded are based upon the low end of the range. The likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a reasonable estimate of the loss or a range of possible loss may not be practicable based upon the information available and the potential effects of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Reasonable estimates involve management judgments based on a broad range of information and prior experience and include an evaluation of the nature of the claim, the procedural status of the matter, the probability or likelihood of success of prosecuting or defending the claim, the information available with respect to the claim, the opinions and views of outside counsel and other advisors, and past experience in similar matters. These judgments are reviewed quarterly as more information is received, and the amounts reserved are updated as necessary. Our estimated reserves may differ materially from the ultimate liability and such reserves may change materially as more information becomes available and estimated reserves are adjusted.
Regulatory Assets and Liabilities. Gas Utility and Electric Utility are subject to regulation by the PAPUC. In accordance with accounting guidance associated with rate-regulated entities, we record the effects of rate regulation in our financial statements as regulatory assets or regulatory liabilities. We continually assess whether the regulatory assets are probable of future recovery by evaluating the regulatory environment, recent rate orders and public statements issued by the PAPUC, and the status of any pending deregulation legislation. If future recovery of regulatory assets ceases to be probable, the elimination of those regulatory assets would adversely impact our results of operations and cash flows. As of September 30, 2018, our regulatory assets and regulatory liabilities totaled $301.0 million and $390.2 million, respectively. For additional information on regulatory assets and liabilities, see Notes 2 and 8 to Consolidated Financial Statements.

Accounting For Derivative Instruments at Fair Value. The Company enters into derivative instruments to economically hedge the risks associated with changes in commodity prices, interest rates and foreign currency rates. Accounting requirements for derivatives and related hedging activities are complex and may be subject to further clarification by standard-setting bodies. These derivatives are recognized as assets and liabilities at fair value on the Consolidated Balance Sheets. Derivative assets and liabilities are presented net by counterparty on our Consolidated Balance Sheets if the right of offset exists. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. Changes in the fair values of certain derivative instruments that qualify and are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) or noncontrolling interests, both of which are components of equity, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. Changes in the fair values of derivative instruments that we do not designate as, or that do not qualify for, hedge accounting under GAAP, which currently comprises all of our commodity and certain of our foreign currency derivative instruments, are recognized in earnings on the Consolidated Statements of Income. The fair values of our derivative instruments are determined based upon actively-quoted market prices for identical assets and liabilities, indicative price quotations available through brokers, industry price publications or recent market transactions and related market indicators. We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Gains and losses associated with derivatives utilized by UGI Utilities to manage the price risk inherent in its natural gas and electricity purchasing activities are recoverable through Gas Utility PGC or Electric Utility DS mechanisms, subject to PAPUC approval. Accordingly, the offset to the changes in fair values of these derivatives for which the normal purchases and normal sales exception under GAAP does not apply are recorded as either a regulatory asset or liability on the Consolidated Balance Sheets. At September 30, 2018, the net fair value of our derivative assets totaled $186.0 million and the net fair value of our derivative liabilities totaled $24.5 million.
Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Positions taken by an entity in its tax returns must satisfy a more-likely-than-not recognition threshold assuming the positions will be examined by tax authorities with full knowledge of relevant information. We use assumptions, judgments and estimates to determine our current provision for income taxes. We also use assumptions, judgments and estimates to determine our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax give consideration to current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation thereof and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income. Actual taxable income or future estimates of taxable income could render our current assumptions, judgments and estimates inaccurate. Changes in the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ significantly from our estimates. As of September 30, 2018, our net deferred tax liabilities totaled $980.9 million.

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

(a)
The Company's disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2018, were effective at the reasonable assurance level.

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
None.

PART III:

ITEMS 10 THROUGH 14.

In accordance with General Instruction G(3), and except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated in this Report by reference to the following portions of UGI’s Proxy Statement, which will be filed with the SEC by December 31, 2018.

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

Equity Compensation Table

The following table sets forth information as of the end of Fiscal 2018 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,197,069	(1)	$33.93		9,047,383	(2)
	959,718	(3)	$0
Equity compensation plans not approved by security holders	0
Total	9,156,787		$33.93	(4)

(1)
Represents 8,197,069 stock options under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and the UGI Corporation 2013 Omnibus Incentive Compensation Plan.

(2)
Represents 4,116 securities remaining for future issuance of stock options from the 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and 9,043,267 of securities remaining for issuance from the UGI Corporation 2013 Omnibus Incentive Compensation Plan. The UGI Corporation 2013 Omnibus Incentive Compensation Plan was approved by the shareholders on January 24, 2013.

(3)
Represents 959,718 restricted stock units under the UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of December 5, 2006 and the UGI Corporation 2013 Omnibus Incentive Compensation Plan.

(4)	Weighted-average exercise price of outstanding options; excludes restricted stock units.
The information concerning the Company’s executive officers required by Item 10 is set forth below.
EXECUTIVE OFFICERS

Name	Age	Position
John L. Walsh	63	President and Chief Executive Officer
Ted J. Jastrzebski	57	Chief Financial Officer
Robert F. Beard	53	Executive Vice President, Natural Gas and President and Chief Executive Officer, UGI Utilities, Inc.
Roger Perreault	54	Executive Vice President, Global LPG and President, UGI International, LLC
Hugh J. Gallagher	55	President and Chief Executive Officer, AmeriGas Propane, Inc.
Joseph L. Hartz	55	President, UGI Energy Services, LLC
Monica M. Gaudiosi	55	Vice President, General Counsel and Secretary
Ann P. Kelly	48	Vice President - Chief Accounting Officer and Corporate Controller

All officers are elected for a one-year term at the organizational meetings of the respective Boards of Directors held each year.

There are no family relationships between any of the officers or between any of the officers and any of the directors.

John L. Walsh

Mr. Walsh is a Director and President (since 2005) and Chief Executive Officer (since 2013) of UGI Corporation. In addition, Mr. Walsh serves as a Director (since 2005) and Chairman of the Board of AmeriGas Propane, Inc. (since 2016), where he had served as a director and vice chairman since 2005. He also serves as a Director and Vice Chairman of UGI Utilities, Inc. (since 2005). Both AmeriGas Propane, Inc. and UGI Utilities, Inc. are subsidiaries of UGI Corporation. Mr. Walsh served as Chief Operating Officer of UGI Corporation (2005 to 2013) and as President and Chief Executive Officer of UGI Utilities, Inc. (2009 to 2011). Previously, Mr. Walsh was the Chief Executive of the Industrial and Special Products division of the BOC Group plc, an industrial gases company, a position he assumed in 2001. He was an Executive Director of BOC (2001 to 2005) having joined BOC in 1986 as Vice President - Special Gases and having held various senior management positions in BOC, including President of Process Gas Solutions, North America (2000 to 2001) and President of BOC Process Plants (1996 to 2000). Mr. Walsh also serves as Director at Main Line Health, Inc., the United Way of Greater Philadelphia and Southern New Jersey, the World Affairs Council of Philadelphia, the Greater Philadelphia Chamber of Commerce, the Satell Institute, and the Philadelphia Zoo, and as Trustee at the Saint Columbkille Partnership School.

Ted J. Jastrzebski

Mr. Jastrzebski is Chief Financial Officer of UGI Corporation (since May 2018). Mr. Jastrzebski also serves as Principal Financial Officer of AmeriGas Propane, Inc. (since September 18, 2018). From 2013 until 2018, Mr. Jastrzebski served as Executive Vice President and Chief Financial Officer of Qurate Retail Group, which is comprised of QVC, HSN, Cornerstone Brands, and Zulily. Previously, Mr. Jastrzebski held various positions at The Hershey Company, including Senior Vice President and President, Hershey Americas (2011 to 2013), Senior Vice President and President, Hershey International (2007 to 2010) and Vice President, Finance, Hershey International (2004 to 2007). Mr. Jastrzebski also served as Senior Vice President, Finance, IT and Administration and Chief Financial Officer of CARE (2002 to 2004) and as Vice President and Chief Financial Officer of Project Hope (1999 to 2002).

Robert F. Beard

Mr. Beard is Executive Vice President, Natural Gas (since September 18, 2018) and President and Chief Executive Officer and a Director of UGI Utilities, Inc. (since 2011). He previously served as Vice President - Marketing, Rates and Gas Supply (2010 to 2011) and Vice President - Southern Region (2008 to 2010) of UGI Utilities, Inc. From 2006 until 2008, Mr. Beard served as Vice President - Operations and Engineering of PPL Gas Utilities Corporation and, from 2002 until 2006, he served as Director - Operations and Engineering of PPL Gas Utilities Corporation.

Roger Perreault

Mr. Perreault is Executive Vice President, Global LPG of UGI Corporation (since September 2018), President - UGI International, LLC (since December 2015), and a Director of AmeriGas Propane, Inc. (since October 1, 2018). Prior to joining UGI Corporation, Mr. Perreault held various positions at Air Liquide, an industrial gases company he joined in 1994, and served in various leadership positions from 2008 to 2014, including in a global role as President, Large Industries with international responsibilities and, prior to that, in a role with responsibility for Air Liquide’s North American large industries business. Prior to joining Air Liquide, Mr. Perreault was a chemical engineer and operations manager with I.C.I. in Quebec, Canada.

Hugh J. Gallagher

Mr. Gallagher is President and Chief Executive Officer (since September 2018) and a Director (since October 1, 2018) of AmeriGas Propane, Inc.  Previously he served as Vice President - Finance and Chief Financial Officer of the General Partner (2013 to 2018).  He has also served as Treasurer of both UGI Corporation and the General Partner (2011 to 2014), Director - Treasury Services and Investor Relations of UGI Corporation (2009 to 2011) and Director - Treasury Services (2007 to 2009) of UGI Corporation.  He has also served as the General Partner’s Director - Business Development (2004 to 2007), Director of Financial Planning and Analysis (2000 to 2004), Financial Manager - Operations (1999 to 2000), Manager of Financial Reporting (1996 to 1999), and Team Leader - Financial Reporting (1995 to 1996).  Mr. Gallagher joined UGI Corporation in 1990, serving in various finance and accounting roles of increasing responsibility.

Joseph L. Hartz

Mr. Hartz is President of UGI Energy Services, LLC (since March 2017). He previously served as Chief Operating Officer (June 2014 to March 2017) and as Vice President - Supply and Operations (July 2010 to June 2014) of UGI Energy Services, LLC. He joined UGI Utilities, Inc. in 1985 as an accountant and has held various positions of increasing responsibility at UGI Utilities and UGI Energy Services, including Vice President - Assets and Supply and Chief Financial Officer.

Monica M. Gaudiosi

Ms. Gaudiosi is the Vice President, General Counsel and Secretary of UGI Corporation and UGI Utilities, Inc. (since 2012). She is also Vice President (since 2012), General Counsel (since 2015) and Secretary (since 2012) of AmeriGas Propane, Inc. Prior to joining UGI Corporation, Ms. Gaudiosi served as Senior Vice President and General Counsel (2007 to 2012) and Senior Vice President and Associate General Counsel (2005 to 2007) of Southern Union Company. Prior to joining Southern Union Company in 2005, Ms. Gaudiosi held various positions with General Electric Capital Corporation (1997 to 2005). Before joining General Electric Capital Corporation, Ms. Gaudiosi was an associate at the law firms of Hunton & Williams (1994 to 1997) and Sutherland, Asbill & Brennan (1988 to 1994).

Ann P. Kelly

Ms. Kelly is Vice President, Chief Accounting Officer and Corporate Controller of UGI Corporation (since March 2018). She previously served as Assistant Treasurer of UGI Corporation (2016 to 2018) and Controller and Chief Accounting Officer of UGI Utilities, Inc. (2014 to 2016). Prior to joining UGI Utilities, Inc., Ms. Kelly held the position of Chief Financial Officer of JGM, Inc. (2013 to September 2014). She previously held roles of increasing responsibility in finance and accounting at Preferred Sands (February 2012 to July 2012), Exelon Generation (2007 to 2009 and 2010 to 2012), PECO Energy Company (2009 to 2010), Radnor Holdings Corporation (1997 to 2007), PricewaterhouseCoopers LLP (1994 to 1997) and Dean Witter Reynolds (1992 to 1994).

PART IV:

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements:
Included under Item 8 are the following financial statements and supplementary data:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (on Internal Control Over Financial Reporting)
Report of Independent Registered Public Accounting Firm (on Consolidated Financial Statements and Schedules)
Consolidated Balance Sheets as of September 30, 2018 and 2017
Consolidated Statements of Income for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016
Consolidated Statements of Changes in Equity for the years ended September 30, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
I — Condensed Financial Information of Registrant (Parent Company)
II — Valuation and Qualifying Accounts for the years ended September 30, 2018, 2017 and 2016

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

4.2	The description of the Company’s Common Stock contained in the Company’s registration statement filed under the Securities Exchange Act of 1934, as amended.	UGI	Form 8-B/A (4/17/96)	3.(4)
4.3	UGI Corporation’s (Second) Amended and Restated Articles of Incorporation, as amended, and Bylaws referred to in 3.1, 3.2, and 3.3 above.
4.4	Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009.	AmeriGas Partners, L.P.	Form 10-Q (6/30/09)	3.1
4.5	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of March 13, 2012.	AmeriGas Partners, L.P.	Form 8-K (3/14/12)	3.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.6	Amendment No. 2 to Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2015.	AmeriGas Partners, L.P.	Form 8-K (7/27/15)	3.1
4.7
Indenture, dated as of August 1, 1993, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, as successor trustee, incorporated by reference to the Registration Statement on Form S-3 filed on April 8, 1994.
		Utilities	Registration Statement No. 33-77514 (4/8/94)	4(c)
4.8	Supplemental Indenture, dated as of September 15, 2006, by and between UGI Utilities, Inc., as Issuer, and U.S. Bank National Association, successor trustee to Wachovia Bank, National Association.	Utilities	Form 8-K (9/12/06)	4.2
4.9	Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.1
4.10	First Supplemental Indenture, dated as of January 12, 2012, among AmeriGas Finance Corp., AmeriGas Finance LLC, AmeriGas Partners, L.P., as guarantor, and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (1/12/12)	4.2
4.11	Form of Fixed Rate Medium-Term Note.	Utilities	Form 8-K (8/26/94)	4(i)
4.12	Form of Fixed Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(i)
4.13	Form of Floating Rate Series B Medium-Term Note.	Utilities	Form 8-K (8/1/96)	4(ii)
4.14	Officer’s Certificate establishing Medium-Term Notes Series.	Utilities	Form 8-K (8/26/94)	4(iv)
4.15	Form of Officer’s Certificate establishing Series B Medium-Term Notes under the Indenture.	Utilities	Form 8-K (8/1/96)	4(iv)
4.16	Form of Officers’ Certificate establishing Series C Medium-Term Notes under the Indenture.	Utilities	Form 8-K (5/21/02)	4.2
4.17	Forms of Floating Rate and Fixed Rate Series C Medium-Term Notes.	Utilities	Form 8-K (5/21/02)	4.1

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
4.18	Form of Note Purchase Agreement dated October 30, 2013 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (10/30/13)	4.1
4.19	Note Purchase Agreement dated April 22, 2016 between the Company and the purchasers listed as signatories thereto.	Utilities	Form 8-K (4/28/16)	4.1
4.20	Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.1
4.21	First Supplemental Indenture, dated as of June 27, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee.	AmeriGas Partners, L.P.	Form 8-K (6/27/16)	4.2
4.22	Second Supplemental Indenture, dated as of December 28, 2016, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (12/28/16)	4.1
4.23	Third Supplemental Indenture, dated as of February 13, 2017, among AmeriGas Partners, L.P., AmeriGas Finance Corp., and U.S. Bank National Association, as trustee (including form of global note).	AmeriGas Partners, L.P.	Form 8-K (2/13/17)	4.1
4.24	Indenture, dated as of October 25, 2018, by and among International, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, as registrar and transfer agent, and Elavon Financial Services DAC, UK Branch, as paying agent (including the form of Note).	UGI	Form 8-K (10/25/18)	4.1
10.1**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective July 30, 2010.	AmeriGas Partners, L.P.	Form 8-K (7/30/10)	10.2
10.2**	AmeriGas Propane, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended November 15, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/13)	10.9

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.3**	AmeriGas Propane, Inc. Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	AmeriGas Partners, L.P.	Form 10-K (9/30/17)	10.9
10.4**	AmeriGas Propane, Inc. Non-Qualified Deferred Compensation Plan, as Amended and Restated effective November 22, 2013.	AmeriGas Partners, L.P.	Form 10-Q (3/31/14)	10.4
10.5**	Change in Control Agreement for Monica M. Gaudiosi dated as of April 23, 2012.	UGI	Form 10-Q (6/30/12)	10.1
10.6**	Change in Control Agreement for Mr. Sheridan Amended and Restated as of March 3, 2012.	AmeriGas Partners, L.P.	Form 10-Q (3/31/12)	10.6
*10.7**	Description of oral compensation arrangement for Messrs. Walsh, Perreault. Beard and Jastrzebski and Ms. Gaudiosi.
*10.8**	Description of oral compensation arrangement for Mr. Sheridan.
10.9**	AmeriGas Propane, Inc. Supplemental Executive Retirement Plan, as Amended and Restated effective June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.1
10.10**	AmeriGas Propane, Inc. Senior Executive Employee Severance Plan, as amended as of June 15, 2017.	AmeriGas Partners, L.P.	Form 10-Q (6/30/17)	10.4
10.11**	Form of Change in Control Agreement Amended and Restated as of May 12, 2008 for Mr. Walsh.	UGI	Form 10-Q (6/30/08)	10.3
10.12**	Form of Change in Control Agreement for Mr. Roger Perreault dated December 7, 2015.	UGI	Form 10-K (9/30/16)	10.15
10.13	Form of Confidentiality and Post Employment Activities Agreement with AmeriGas Propane, Inc. for Mr. Sheirdan.	AmeriGas Partners L.P.	Form 10-K (9/30/09)	10.29
*10.14**	Summary of Director Compensation dated October 1, 2018.
10.15**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.25

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.16**	UGI Corporation 2004 Omnibus Equity Compensation Plan Amended and Restated as of September 5, 2014 - Terms and Conditions as effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.26
10.17**	UGI Corporation 2009 Deferral Plan, as Amended and Restated effective June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.6
10.18**	UGI Corporation Supplemental Executive Retirement Plan and Supplemental Savings Plan, as Amended and Restated effective April 1, 2015.	UGI	Form 10-K (9/30/17)	10.26
10.19**	UGI Corporation 2009 Supplemental Executive Retirement Plan for New Employees, as Amended and Restated as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.1
10.20**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014.	UGI	Form 10-K (9/30/16)	10.30
10.21**	UGI Corporation 2013 Omnibus Incentive Compensation Plan, effective as of September 5, 2014 - Terms and Conditions for Non-Employee Directors effective January 1, 2016.	UGI	Form 10-K (9/30/16)	10.31
10.22**	UGI Corporation Executive Annual Bonus Plan effective as of October 1, 2006, as amended November 16, 2012.	UGI	Form 10-Q (3/31/13)	10.14
10.23**	UGI Corporation Executive Employee Severance Plan, as amended and restated as of June 15, 2017.	UGI	Form 10-K (9/30/17)	10.31
10.24**	UGI Corporation Senior Executive Employee Severance Plan, as amended as of June 15, 2017.	UGI	Form 10-Q (6/30/17)	10.7
10.25**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI, Utilities and AmeriGas Employees, dated January 1, 2018.	UGI	Form 10-Q (3/31/18)	10.1
10.26**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees, dated January 1, 2018.	UGI	Form 10-Q (3/31/18)	10.2

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.27**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Stock Unit Grant Letter for Non Employee Directors, dated January 25, 2018.	UGI	Form 10-Q (3/31/18)	10.3
10.28**	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non Employee Directors, dated January 25, 2018.	UGI	Form 10-Q (3/31/18)	10.4
10.29**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non Employee Directors, dated January 24, 2018.	UGI	Form 10-Q (3/31/18)	10.5
10.30**	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Performance Unit Grant Letter for Employees dated January 1, 2018.	UGI	Form 10-Q (3/31/18)	10.6
10.31**	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P. effective January 1, 2018 - Terms and Conditions	UGI	Form 10-Q (3/31/18)	10.7
10.32**	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Ted J. Jastrzebski.	UGI	Form 10-Q (8/7/18)	10.1
10.33**	UGI Utilities, Inc. Executive Annual Bonus Plan, effective as of October 1, 2006, as amended as of November 16, 2012.	Utilities	Form 10-Q (3/31/13)	10.2
10.34**	UGI Utilities, Inc. Senior Executive Employee Severance Plan, as amended as of July 10, 2017.	Utilities	Form 10-Q (6/30/17)	10.1
10.35	Trademark License Agreement dated April 19, 1995 among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	UGI	Form 10-K (9/30/10)	10.37
10.36	First Amendment, dated as of November 18, 2015, to Trademark License Agreement, dated April 19, 1995, by and among UGI Corporation, AmeriGas, Inc., AmeriGas Propane, Inc., AmeriGas Partners, L.P., and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-K (9/30/15)	10.40

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.37	Trademark License Agreement, dated April 19, 1995 among AmeriGas Propane, Inc., AmeriGas Partners, L.P. and AmeriGas Propane, L.P.	AmeriGas Partners, L.P.	Form 10-Q (12/31/10)	10.1
10.38	Form of Receivables Purchase Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 18 thereto dated October 27, 2017, by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 10-K (9/30/17)	10.38
10.39	Amendment No. 19, dated as of October 26, 2018, to Receivables Purchase Agreement, dated as of November 30, 2001 (as amended, supplemented or modified from time to time), by and among UGI Energy Services, LLC, as servicer, Energy Services Funding Corporation, as seller, and PNC Bank, National Association, as issuer and administrator.	UGI	Form 8-K (10/26/18)	10.1
10.40	Form of Purchase and Sale Agreement, dated as of November 30, 2001, as amended through and including Amendment No. 4 thereto dated October 1, 2013, by and between UGI Energy Services, LLC and Energy Services Funding Corporation.	UGI	Form 10-K (9/30/17)	10.39
10.41	FSS Service Agreement No. 79028 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.16
10.42	SST Service Agreement No. 79133 effective as of December 1, 2014 by and between Columbia Gas Transmission, LLC and UGI Utilities, Inc.	Utilities	Form 10-K (9/30/14)	10.19

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.43	Amended and Restated Credit Agreement dated as of June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/18/14)	10.1
10.44	Amendment No. 1 dated as of June 20, 2016 to Amended and Restated Credit Agreement dated June 18, 2014 by and among AmeriGas Propane, L.P., as Borrower, AmeriGas Propane, Inc., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender, Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Book Manager and the other financial institutions from time to time party thereto.	AmeriGas Partners, L.P.	Form 8-K (6/20/16)	10.2
10.45	Credit Agreement, dated as of March 27, 2015 among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, Citizens Bank of Pennsylvania, as syndication agent, PNC Capital Markets LLC and Citizens Bank, N.A., as joint lead arrangers and joint bookrunners and the other financial institutions from time to time parties thereto.	Utilities	Form 8-K (3/27/15)	10.1
10.46	Second Amended and Restated Credit Agreement, dated February 29, 2016, by and among UGI Energy Services, LLC, as borrower, and JP Morgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.	UGI	Form 8-K (2/29/16)	10.1
10.47	Gas Supply and Delivery Service Agreement between UGI Utilities, Inc. and UGI Energy Services, LLC, effective November 1, 2015.	Utilities	Form 10-K (9/30/16)	10.19

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
10.48	Credit Agreement, dated October 31, 2017, by and among UGI Utilities, Inc., PNC Bank National Association, as administrative agent, The Bank of New York Mellon, as syndication agent, and certain other lenders named therein.	Utilities	Form 8-K (10/31/17)	10.1
10.49	Standby Equity Commitment Agreement, dated November 7, 2017, by and among AmeriGas Partners, L.P., AmeriGas Propane, Inc. and UGI Corporation.	AmeriGas Partners, L.P.	Form 8-K (11/7/17)	10.1
10.50	Increasing Lender Commitment and Acceptance, dated as of September 21, 2018, among UGI Utilities, Inc., as borrower, PNC Bank, National Association, as administrative agent, and each of the entities listed under the caption “Increasing Lenders” on the signature pages thereto.	Utilities	Form 8-K (9/21/18)	10.1
10.51	Multicurrency Facilities Agreement, effective October 25, 2018, among International, as borrower, Natixis, as agent, mandated lead arranger, bookrunner and coordinator, Barclays Bank Plc, BNP Paribas, Credit Agricole Corporate and Investment Bank, HSBC France, ING Bank N.V., French Branch, Mediobanca International (Luxembourg) S.A., Raiffeisen Bank International AG and Societe Generale Corporate and Investment Banking, as mandated lead arrangers, and certain other lenders.	UGI	Form 8-K (10/25/18)	4.2
14	Code of Ethics for principal executive, financial and accounting officers.	UGI	Form 10-K (9/30/03)	14
*21	Subsidiaries of the Registrant.
*23	Consent of Ernst & Young LLP
*31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Incorporation by Reference
Exhibit No.	Exhibit	Registrant	Filing	Exhibit
*31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance
*101.SCH	XBRL Taxonomy Extension Schema
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	XBRL Taxonomy Extension Definition Linkbase
*101.LAB	XBRL Taxonomy Extension Labels Linkbase
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	As required by Item 15(a)(3), this exhibit is identified as a compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

10.7	Description of oral compensation arrangement for Messrs. Walsh, Perreault, Beard and Jastrzebski and Ms. Gaudiosi.

10.8	Description of oral compensation arrangement for Mr. Sheridan.

10.14	Summary of Director Compensation as of October 1, 2018.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-K for the fiscal year ended September 30, 2018, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI CORPORATION
Date:	November 20, 2018	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 20, 2018, by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ John L. Walsh	President and Chief Executive Officer (Principal Executive Officer) and Director
John L. Walsh

/s/ Ted J. Jastrzebski	Chief Financial Officer (Principal Financial Officer)
Ted J. Jastrzebski

/s/ Ann P. Kelly	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Ann P. Kelly

/s/ Marvin O. Schlanger	Chairman and Director
Marvin O. Schlanger

/s/ M. Shawn Bort	Director
M. Shawn Bort

/s/ Theodore A. Dosch	Director
Theodore A. Dosch

/s/ Richard W. Gochnauer	Director
Richard W. Gochnauer

/s/ Alan N. Harris	Director
Alan N. Harris

/s/ Frank S. Hermance	Director
Frank S. Hermance

/s/ Anne Pol	Director
Anne Pol

/s/ James B. Stallings, Jr.	Director
James B. Stallings, Jr.

UGI CORPORATION AND SUBSIDIARIES
FINANCIAL INFORMATION
FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
YEAR ENDED SEPTEMBER 30, 2018

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
The Audit Committee of the Board of Directors is composed of three members, each of whom is independent and a non-employee director of the Company. The Committee is responsible for monitoring and overseeing the financial reporting process, the adequacy of internal accounting controls, the independence and performance of the Company’s independent registered public accounting firm and internal auditors. The Committee meets regularly, with and without management present, with the independent registered public accounting firm and the internal auditors, both of which report directly to the Committee. In addition, the Committee provides regular reports to the Board of Directors.
Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

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

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018, based on the COSO criteria. Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018, as stated in their report, which appears herein.

/s/ John L. Walsh
Chief Executive Officer

/s/ Ted J. Jastrzebski
Chief Financial Officer

/s/ Ann P. Kelly
Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UGI Corporation
Opinion on Internal Control over Financial Reporting

We have audited UGI Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, UGI Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a) and our report dated November 20, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting

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
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
November 20, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UGI Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UGI Corporation and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and the financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated November 20, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
November 20, 2018

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$452.6	$558.4
Restricted cash	9.6	10.3
Accounts receivable (less allowances for doubtful accounts of $35.1 and $26.9, respectively)	751.9	626.8
Accrued utility revenues	14.0	13.3
Inventories	318.2	278.6
Utility regulatory assets	7.5	8.3
Derivative instruments	142.5	63.1
Prepaid expenses	130.2	83.9
Other current assets	61.6	54.8
Total current assets	1,888.1	1,697.5
Property, plant and equipment
Non-utility	5,345.8	5,564.6
Utility	3,616.3	3,285.3
	8,962.1	8,849.9
Accumulated depreciation	(3,153.9)	(3,312.9)
Net property, plant, and equipment	5,808.2	5,537.0
Goodwill	3,160.4	3,107.2
Intangible assets, net	513.6	611.7
Utility regulatory assets	293.5	360.6
Derivative instruments	43.5	9.2
Other assets	273.6	259.0
Total assets	$11,980.9	$11,582.2
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$18.8	$177.5
Short-term borrowings	424.9	366.9
Accounts payable	561.8	439.6
Employee compensation and benefits accrued	132.1	124.7
Deposits and advances	191.2	206.9
Derivative instruments	11.7	25.0
Accrued interest	60.7	60.7
Other current liabilities	330.9	288.8
Total current liabilities	1,732.1	1,690.1
Debt and other liabilities
Long-term debt	4,146.5	3,994.6
Deferred income taxes	991.9	1,357.0
Derivative instruments	12.8	21.8
Other noncurrent liabilities	997.6	777.8
Total liabilities	7,880.9	7,841.3
Commitments and contingencies (Note 15)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized – 450,000,000 shares; issued – 174,142,997 and 173,987,691 shares, respectively)	1,200.8	1,188.6
Retained earnings	2,610.7	2,106.7
Accumulated other comprehensive loss	(110.4)	(93.4)
Treasury stock, at cost	(19.7)	(38.6)
Total UGI Corporation stockholders’ equity	3,681.4	3,163.3
Noncontrolling interests, principally in AmeriGas Partners	418.6	577.6
Total equity	4,100.0	3,740.9
Total liabilities and equity	$11,980.9	$11,582.2
See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Revenues	$7,651.2	$6,120.7	$5,685.7
Costs and Expenses
Cost of sales (excluding depreciation and amortization shown below)	4,074.9	2,837.3	2,437.5
Operating and administrative expenses	2,013.4	1,873.4	1,881.7
Impairment of Partnership tradenames and trademarks	75.0	—	—
Depreciation and amortization	455.1	416.3	400.9
Other operating income, net	(31.3)	(10.5)	(22.4)
	6,587.1	5,116.5	4,697.7
Operating income	1,064.1	1,004.2	988.0
Income (loss) from equity investees	4.3	4.3	(0.2)
Loss on extinguishments of debt	—	(59.7)	(48.9)
Gain (loss) on foreign currency contracts, net	16.2	(23.9)	—
Interest expense	(230.1)	(223.5)	(228.9)
Income before income taxes	854.5	701.4	710.0
Income taxes	(32.1)	(177.6)	(221.2)
Net income including noncontrolling interests	822.4	523.8	488.8
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners	(103.7)	(87.2)	(124.1)
Net income attributable to UGI Corporation	$718.7	$436.6	$364.7
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$4.13	$2.51	$2.11
Diluted	$4.06	$2.46	$2.08
Weighted-average common shares outstanding (thousands):
Basic	173,908	173,662	173,154
Diluted	176,905	177,159	175,572
Dividends declared per common share	$1.02	$0.975	$0.93

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)

	Year Ended September 30,
	2018	2017	2016
Net income including noncontrolling interests	$822.4	$523.8	$488.8
Net gains (losses) on derivative instruments (net of tax of $(0.8), $(0.5) and $12.3, respectively)	1.0	1.7	(16.5)
Reclassifications of net losses (gains) on derivative instruments (net of tax of $(2.6), $4.1 and $5.0, respectively)	4.3	(9.7)	(8.1)
Foreign currency translation adjustments (net of tax of $(0.5), $(0.6) and $0.0, respectively)	(21.4)	34.6	(4.9)
Foreign currency (losses) gains on long-term intra-company transactions	(9.1)	24.8	(1.9)
Benefit plans, principally actuarial gains (losses) (net of tax of $(5.2), $(3.8) and $7.1, respectively)	10.4	6.5	(10.9)
Reclassifications of benefit plans actuarial losses and net prior service benefit (net of tax of $1.1, $(2.1) and $(0.4), respectively)	(2.2)	3.4	2.2
Other comprehensive (loss) income	(17.0)	61.3	(40.1)
Comprehensive income including noncontrolling interests	805.4	585.1	448.7
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	(103.7)	(87.2)	(124.1)
Comprehensive income attributable to UGI Corporation	$701.7	$497.9	$324.6

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$822.4	$523.8	$488.8
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	455.1	416.3	400.9
Deferred income tax (benefit) expense, net	(68.8)	110.1	77.4
Provision for uncollectible accounts	35.6	30.7	21.7
Changes in unrealized gains and losses on derivative instruments	(132.8)	(82.0)	(91.6)
Impairment of Partnership tradenames and trademarks	75.0	—	—
Equity-based compensation expense	22.5	19.3	23.8
Loss on extinguishments of debt	—	59.7	48.9
Settlement of UGI Utilities interest rate protection agreements	—	—	(36.0)
Loss on private equity partnership investment	—	11.0	—
Other, net	10.7	44.1	(7.3)
Net change in:
Accounts receivable and accrued utility revenues	(147.6)	(103.6)	37.3
Inventories	(37.4)	(64.7)	29.4
Utility deferred fuel costs, net of changes in unsettled derivatives	31.1	(15.4)	(22.7)
Accounts payable	65.1	49.9	(40.0)
Other current assets	(26.6)	(37.5)	(8.6)
Other current liabilities	(19.0)	2.7	47.7
Net cash provided by operating activities	1,085.3	964.4	969.7
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(574.4)	(638.9)	(563.8)
Acquisitions of businesses and assets, net of cash acquired	(187.2)	(101.6)	(61.2)
Decrease in restricted cash	0.7	6.1	53.7
Other, net	13.0	(29.0)	12.7
Net cash used by investing activities	(747.9)	(763.4)	(558.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(176.9)	(168.9)	(160.7)
Distributions on AmeriGas Partners publicly held Common Units	(263.0)	(261.6)	(257.3)
Issuances of debt, net of issuance costs	124.4	1,307.1	1,629.5
Repayments of debt, including redemption premiums	(149.1)	(1,064.8)	(1,569.9)
Receivables Facility net (repayments) borrowings	(37.0)	13.5	6.0
Increase in short-term borrowings	93.5	61.2	95.7
Issuances of UGI Common Stock	34.9	11.0	13.7
Repurchases of UGI Common Stock	(59.8)	(43.3)	(47.6)
Other	(5.2)	(0.8)	15.5
Net cash used by financing activities	(438.2)	(146.6)	(275.1)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	1.2	(2.9)
Cash and cash equivalents (decrease) increase	$(105.8)	$55.6	$133.1
CASH AND CASH EQUIVALENTS
End of year	$452.6	$558.4	$502.8
Beginning of year	558.4	502.8	369.7
(Decrease) increase	$(105.8)	$55.6	$133.1
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$221.7	$202.1	$228.9
Income taxes	$118.0	$98.0	$134.5

See accompanying Notes to Consolidated Financial Statements.

UGI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Common stock, without par value
Balance, beginning of year	$1,188.6	$1,201.6	$1,214.6
Common stock issued:
Employee and director plans (including losses on treasury stock transactions), net of tax withheld	(1.5)	(28.2)	(39.7)
Excess tax benefits realized on equity-based compensation	—	—	15.5
Equity-based compensation expense	13.7	13.2	11.2
Gain on sale of treasury stock	—	2.0	—
Balance, end of year	$1,200.8	$1,188.6	$1,201.6
Retained earnings
Balance, beginning of year	$2,106.7	$1,834.1	$1,630.1
Cumulative effect of change in accounting for employee share-based payments	—	4.9	—
Losses on treasury stock transactions in connection with employee and director plans	(37.8)	—	—
Net income attributable to UGI Corporation	718.7	436.6	364.7
Cash dividends on common stock ($1.02, $0.975, and $0.93 per share, respectively)	(176.9)	(168.9)	(160.7)
Balance, end of year	$2,610.7	$2,106.7	$1,834.1
Accumulated other comprehensive income (loss)
Balance, beginning of year	$(93.4)	$(154.7)	$(114.6)
Net gains (losses) on derivative instruments	1.0	1.7	(16.5)
Reclassification of net losses (gains) on derivative instruments	4.3	(9.7)	(8.1)
Benefit plans, principally actuarial gains (losses)	10.4	6.5	(10.9)
Reclassification of benefit plans actuarial losses and net prior service benefits	(2.2)	3.4	2.2
Foreign currency (losses) gains on long-term intra-company transactions	(9.1)	24.8	(1.9)
Foreign currency translation adjustments	(21.4)	34.6	(4.9)
Balance, end of year	$(110.4)	$(93.4)	$(154.7)
Treasury stock
Balance, beginning of year	$(38.6)	$(36.9)	$(44.9)
Common stock issued:
Employee and director plans, net of tax withheld	86.5	49.6	84.7
Repurchases of common stock	(59.8)	(43.3)	(47.6)
Reacquired common stock – employee and director plans	(7.8)	(8.2)	(29.1)
Sale of treasury stock	—	0.2	—
Balance, end of year	$(19.7)	$(38.6)	$(36.9)
Total UGI Corporation stockholders’ equity	$3,681.4	$3,163.3	$2,844.1
Noncontrolling interests
Balance, beginning of year	$577.6	$750.9	$880.4
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	103.7	87.2	124.1
Dividends and distributions	(263.3)	(261.6)	(257.3)
Other	0.6	1.1	3.7
Balance, end of year	$418.6	$577.6	$750.9
Total equity	$4,100.0	$3,740.9	$3,595.0
See accompanying Notes to Consolidated Financial Statements.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Index to Notes
Note 1 — Nature of Operations
Note 2 — Summary of Significant Accounting Policies
Note 3 — Accounting Changes
Note 4 — Acquisitions of Businesses and Assets
Note 5 — Debt
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
We conduct a domestic propane marketing and distribution business through AmeriGas Partners, L.P. (“AmeriGas Partners”). AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary AmeriGas Propane, L.P. (“AmeriGas OLP”). AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc. (the “General Partner”), serves as the general partner of AmeriGas Partners and AmeriGas OLP. We refer to AmeriGas Partners and its subsidiaries together as the “Partnership” and the General Partner and its subsidiaries, including the Partnership, as “AmeriGas Propane.” At September 30, 2018, the General Partner held a 1% general partner interest and a 25.3% limited partner interest in AmeriGas Partners and held an effective 27.0% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises AmeriGas Partners Common Units (“Common Units”). The remaining 73.7% interest in AmeriGas Partners comprises Common Units held by the public. The General Partner also holds incentive distribution rights that entitle it to receive distributions from AmeriGas Partners in excess of its 1% general partner interest under certain circumstances (see Note 14).
Our wholly owned subsidiary, UGI Enterprises, LLC (“Enterprises”), through subsidiaries, conducts (1) an LPG distribution business throughout much of Europe and (2) an energy marketing business in France, Belgium, the Netherlands and the United Kingdom. These businesses are conducted principally through our subsidiaries, UGI France SAS (“UGI France”), Flaga GmbH (“Flaga”), AvantiGas Limited (“AvantiGas”), DVEP Investeringen B.V. (“DVEP”) and UniverGas Italia S.r.l. (“UniverGas”). We refer to our foreign operations collectively as “UGI International.”
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
UGI Utilities, Inc. (“UGI Utilities”) owns and operates a natural gas distribution utility business (“Gas Utility”) directly and, prior to their merger with and into UGI Utilities effective October 1, 2018 (see Note 8), through its wholly owned subsidiaries, UGI Penn Natural Gas, Inc. and UGI Central Penn Gas, Inc. The terms “PNG” and “CPG” are used herein as abbreviated references to UGI Penn Natural Gas, Inc. and UGI Central Penn Gas, Inc., respectively, or to their associated natural gas utilities. UGI Utilities also owns and operates an electric distribution utility in northeastern Pennsylvania (“Electric Utility”). UGI Utilities’ natural gas distribution utility is referred to as “UGI Gas.” Gas Utility is subject to regulation by the Pennsylvania Public Utility Commission (“PAPUC”) and, with respect to a small service territory in one Maryland county, the Maryland Public Service Commission (“MDPSC”). Electric Utility is subject to regulation by the PAPUC and the Federal Energy Regulatory Commission (“FERC”). UGI Utilities is used herein as an abbreviated reference to UGI Utilities, Inc. or, collectively, UGI Utilities, Inc. and its subsidiaries.

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
Entities in which we do not have control, but have significant influence over operating and financial policies, are accounted for by the equity method. Investments in business entities that are not publicly traded and in which we do not have significant influence over operating and financial policies are accounted for using the cost method. Our equity and cost method investments totaled $147.2 and $120.4 at September 30, 2018 and 2017, respectively, and are included in “Other assets” on the Consolidated Balance Sheets.
A wholly owned subsidiary of UGI, UGI PennEast, LLC, and four other members comprising wholly owned subsidiaries of Southern Company, New Jersey Resources, South Jersey Industries, and Enbridge, Inc., hold 20% membership interests each in PennEast Pipeline Company, LLC (“PennEast”). PennEast is focused on constructing an approximate 120-mile natural gas pipeline from Luzerne County, Pennsylvania to the Trenton-Woodbury interconnection in New Jersey. Affiliates of all members plan to be customers of the pipeline under 15-year contracts. PennEast is considered to be an equity method investment as we have the ability to exercise significant influence, but not control, over PennEast. We are obligated to provide capital contributions based upon our ownership percentage. Our investment in PennEast at September 30, 2018 and 2017 totaled $72.6 and $51.0, respectively.
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
Derivative Instruments
Derivative instruments are reported on the Consolidated Balance Sheets at their fair values, unless the normal purchase and normal sale (“NPNS”) exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument, whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.
Certain of our derivative instruments qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in accumulated other comprehensive income (loss) (“AOCI”), to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not designate our commodity and certain foreign currency derivative instruments as hedges under GAAP. Changes in the fair values of these derivative instruments are reflected in net income. Gains and losses on substantially all of the commodity derivative instruments used by UGI Utilities are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers. From time to time, we also enter into net investment hedges. Gains and losses on net investment hedges that relate to our foreign operations are included in AOCI until such foreign net investment is sold or liquidated.

Beginning October 1, 2016, in order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate between the euro and British pound sterling, we have entered into forward foreign currency exchange contracts. Because these contracts do not qualify for hedge accounting treatment, realized and unrealized gains

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

and losses on these contracts are recorded in “Gain (loss) on foreign currency contracts, net” on the Consolidated Statements of Income.
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
Foreign Currency Translation
Balance sheets of international subsidiaries are translated into U.S. dollars using the exchange rate at the balance sheet date. Income statements and equity investee results are translated into U.S. dollars using an average exchange rate for each reporting period. Where the local currency is the functional currency, translation adjustments are recorded in other comprehensive income. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise with the impact of subsequent changes in such rates reflected in the income statement. The functional currency of a significant portion of our international operations is the euro.
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
We present revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, on a net basis. Electric Utility gross receipts taxes are included in “Operating and administrative expenses” on the Consolidated Statements of Income in accordance with regulatory practice.
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
LPG Delivery Expenses
Expenses associated with the delivery of LPG to customers of the Partnership and our UGI International operations (including vehicle expenses, expenses of delivery personnel, vehicle repair and maintenance and general liability expenses) are classified as “Operating and administrative expenses” on the Consolidated Statements of Income. Depreciation expense associated with the Partnership and UGI International delivery vehicles is classified in “Depreciation and amortization” on the Consolidated Statements of Income.
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
We are amortizing deferred investment tax credits related to UGI Utilities’ plant additions over the service lives of the related property. UGI Utilities reduces its deferred income tax liability for the future tax benefits that will occur when investment tax credits, which are not taxable, are amortized. We also reduce the regulatory income tax asset for the probable reduction in future revenues that will result when such deferred investment tax credits amortize. At September 30, 2018 and 2017, such deferred investment tax credits totaled $2.6 and $2.9, respectively.
We record interest on underpayments and overpayments of income taxes, and income tax penalties, in “Income taxes” on the Consolidated Statements of Income. For Fiscal 2018, Fiscal 2017 and Fiscal 2016, interest income or expense recognized in “Income taxes” on the Consolidated Statements of Income was not material.
The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017, and includes a broad range of tax reform provisions affecting the Company, including, among other things, changes in the U.S. corporate income tax rate. The TCJA reduces the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. We are subject to a 24.5% blended U.S. federal income tax rate for Fiscal 2018 because our fiscal year contains the effective date of the rate change from 35% to 21%. In accordance with GAAP, at the date of enactment of the TCJA our federal deferred income taxes, including deferred income taxes related to items included in AOCI, were remeasured based upon the new corporate income tax rate. For our non-utility businesses, existing deferred income tax assets or liabilities were adjusted for the reduction in the corporate income tax rate and the adjustment recorded in the provision for income taxes. Our utility businesses are also required to adjust deferred income tax assets and liabilities for the change in income tax rates. However, if it is probable that the effect of the change in income tax rates on deferred income tax balances will be recovered or refunded in future rates, our rate-regulated utility businesses record a regulatory asset or liability associated with these deferred income tax assets and liabilities. For additional information regarding the impact of the TCJA and associated regulatory effects, see Notes 6 and 8.
Earnings Per Common Share
Basic earnings per share attributable to UGI Corporation stockholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI Corporation include the effects of dilutive stock options and common stock awards. In the following table, we present shares used in computing basic and diluted earnings per share for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

(Thousands of shares)	2018	2017	2016
Weighted-average common shares outstanding for basic computation	173,908	173,662	173,154
Incremental shares issuable for stock options and common stock awards (a)	2,997	3,497	2,418
Weighted-average common shares outstanding for diluted computation	176,905	177,159	175,572

(a)
For Fiscal 2018, Fiscal 2017 and Fiscal 2016, there were 0 shares, 146 shares and 38 shares, respectively, associated with outstanding stock option awards that were not included in the computation of diluted earnings per share above because their effect was antidilutive.

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
Property, Plant and Equipment and Related Depreciation
We record property, plant and equipment at the lower of original cost or fair value, if impaired. Capitalized costs include labor, materials and other direct and indirect costs, and for certain operations subject to cost-of-service rate regulation, allowance for funds used during construction (“AFUDC”). We also include in property, plant and equipment costs associated with computer software we develop or obtain for use in our business. The amounts assigned to property, plant and equipment of acquired businesses are based upon estimated fair value at date of acquisition. When we retire or otherwise dispose of non-utility plant and equipment, we eliminate the associated cost and accumulated depreciation and recognize any resulting gain or loss in "Other operating income, net" on the Consolidated Statements of Income.
We record depreciation expense on non-utility plant and equipment on a straight-line basis over estimated economic useful lives. At September 30, 2018, estimated useful lives by asset type were as follows:

Asset Type	Minimum Estimated Useful Life (in years)	Maximum Estimated Useful Life (in years)
Buildings and improvements	10	40
Equipment, primarily cylinders and tanks	5	30
Electricity generation facilities	25	40
Pipeline and related assets	25	40
Transportation equipment and office furniture and fixtures	3	10
Computer software	1	10
We record depreciation expense for UGI Utilities’ plant and equipment on a straight-line basis based upon the projected service lives of the various classes of its depreciable property. The average composite depreciation rates at our Gas Utility and Electric Utility for Fiscal 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Gas Utility	2.3%	2.2%	2.2%
Electric Utility	2.2%	2.4%	2.5%
UGI Utilities’ information technology (“IT”) costs associated with major IT system installations, conversions and improvements, such as software training, data conversion, business process reengineering costs, preliminary project stage costs and cloud computing are deferred as a regulatory asset and included as a component of property, plant and equipment. As of September 30, 2018, approximately $6.3 of these costs have been deferred as a regulatory asset and have not yet been requested in a rate proceeding. UGI Utilities amortizes computer software and related IT system installation costs on a straight-line basis over expected periods of benefit not exceeding 15 years once the installed software is ready for its intended use.
We classify amortization of computer software and related IT system installation costs included in property, plant and equipment as depreciation expense. Depreciation expense totaled $396.5, $365.5 and $346.6 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
For property subject to cost of service rate regulation including substantially all of UGI Utilities depreciable utility plant and equipment, upon retirement we charge the original cost to accumulated depreciation for financial accounting purposes. Costs incurred to retire utility plant and equipment, net of salvage, are recorded in regulatory assets and amortized over five years, consistent with prior ratemaking treatment.
No depreciation expense is included in cost of sales on the Consolidated Statements of Income.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Goodwill and Intangible Assets
Intangible Assets. We amortize intangible assets over their estimated useful lives unless we determine their lives to be indefinite. No amortization expense of intangible assets is included in cost of sales in the Consolidated Statements of Income (see Note 11). Estimated useful lives of definite-lived intangible assets, primarily consisting of customer relationships, certain tradenames and noncompete agreements, do not exceed 15 years. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the associated carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. Intangible assets with indefinite lives are not amortized but are tested for impairment annually (and more frequently if events or changes in circumstances between annual tests indicate that it is more likely than not that they are impaired) and written down to fair value, if impaired.
In April 2018, the Partnership’s senior management approved a plan to discontinue the use of certain tradenames and trademarks, primarily associated with the Partnership’s January 2012 acquisition of Heritage Propane, over a period of approximately three years. As a result, during the third quarter of Fiscal 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values. During the third quarter of Fiscal 2018, the Partnership recorded a non-cash, pre-tax impairment charge of $75.0 which amount is reflected in “Impairment of Partnership tradenames and trademarks” on the Consolidated Statements of Income, and is amortizing the remaining fair value of these tradenames and trademarks of $7.9 over their estimated period of benefit of three years. For further information on these tradenames and trademarks, see Notes 11 and 16.
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

There were no accumulated goodwill impairment losses at September 30, 2018 and 2017, and no provisions for goodwill impairments were recorded during Fiscal 2018, Fiscal 2017 or Fiscal 2016. For further information on our goodwill and intangible assets, see Note 11.
Impairment of Long-Lived Assets and Cost Basis Investments
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate recoverability based upon undiscounted future cash flows expected to be generated by such assets. No material provisions for impairments were recorded during Fiscal 2018, Fiscal 2017 or Fiscal 2016.
We reduce the carrying values of our cost basis investments when we determine that a decline in fair value is other than temporary. During Fiscal 2017, we recorded a pre-tax loss of $11.0 associated with an other-than-temporary impairment of our investment in a private equity partnership that invests in renewable energy companies. This loss is reflected in “Other operating income, net” on the Consolidated Statements of Income. No other-than-temporary impairment losses were recognized during Fiscal 2018 or Fiscal 2016.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Debt Issuance Costs
We defer and amortize debt issuance costs and debt premiums and discounts over the expected lives of the respective debt issues considering maturity dates. Deferred debt issuance costs associated with long-term debt are reflected as a direct deduction from the carrying amount of such debt. Deferred debt issuance costs associated with revolving credit facilities are classified as “Other assets” on our Consolidated Balance Sheets. Amortization of debt issuance costs is reported as interest expense. Unamortized costs associated with redemptions of debt prior to their stated maturity are generally recognized and recorded in loss on extinguishment of debt. As permitted by regulatory authorities, gains or losses resulting from refinancings of UGI Utilities’ debt are deferred and amortized over the lives of the new issuances.
Refundable Tank and Cylinder Deposits
Included in “Other noncurrent liabilities” on our Consolidated Balance Sheets are customer paid deposits on tanks and cylinders primarily owned by subsidiaries of UGI France of $272.0 and $279.9 at September 30, 2018 and 2017, respectively. Deposits are refundable to customers when the tanks or cylinders are returned in accordance with contract terms.
Environmental Matters
We are subject to environmental laws and regulations intended to mitigate or remove the effects of past operations and improve or maintain the quality of the environment. These laws and regulations require the removal or remedy of the effect on the environment of the disposal or release of certain specified hazardous substances at current or former operating sites.
Environmental reserves are accrued when assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Amounts recorded as environmental liabilities on the balance sheets represent our best estimate of costs expected to be incurred or, if no best estimate can be made, the minimum liability associated with a range of expected environmental investigation and remediation costs. Our estimated liability for environmental contamination is reduced to reflect anticipated participation of other responsible parties but is not reduced for possible recovery from insurance carriers. Under GAAP, if the amount and timing of cash payments associated with environmental investigation and cleanup are reliably determinable, such liabilities are discounted to reflect the time value of money. We intend to pursue recovery of incurred costs through all appropriate means, including regulatory relief. UGI Utilities receives ratemaking recognition of environmental investigation and remediation costs associated with their environmental sites.  This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. For further information, see Note 15.
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
We record deferred tax assets for awards that we expect will result in deductions on our income tax returns based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax benefit received on the income tax

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

return are recorded on the Consolidated Statements of Income. We account for forfeitures of share-based payments when they occur.
Effective October 1, 2016, we adopted Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payments Accounting” (“ASU 2016-09”) which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. As a result of the adoption of ASU 2016-09, beginning in Fiscal 2017 excess tax benefits and tax deficiencies associated with employee share-based awards that vest or are exercised are recognized as income tax benefit or expense in the reporting period in which they occur, and assumed proceeds under the treasury stock method used for computing diluted shares outstanding no longer include windfall tax benefits in the diluted shares calculation. In addition, upon the adoption of ASU 2016-09, we recorded a $4.9 increase to retained earnings and decrease to deferred income tax liabilities for excess tax benefits related to prior period unrecognized state tax benefits. We elected to use the prospective method of transition for classifying excess tax benefits as cash flow from operating activities on the Consolidated Statements of Cash Flows. In addition, as provided by the new guidance, we elected to account for forfeitures of share-based payments when they occur.
For additional information on our equity-based compensation plans and related disclosures, see Note 13.

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018
Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). The guidance provided under this ASU, as amended, supersedes the revenue recognition requirements in ASC No. 605, “Revenue Recognition,” and most industry-specific guidance included in the ASC. ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers and requires, among other things, the disaggregation of revenues into categories that show how economic factors affect the nature, timing and uncertainty of revenues and cash flows. We adopted this ASU effective October 1, 2018, using the modified retrospective transition method.

The Company has completed the process of analyzing the impact of the new guidance using an integrated approach which includes evaluating differences in the amount and timing of revenue recognition from applying the requirements of the new guidance, reviewing its accounting policies and practices, and assessing the need for changes to its processes, accounting systems and design of internal controls. Although the impact of the adoption of the new revenue recognition guidance will not have a material impact on our financial statements, certain performance obligations associated the release of capacity contracts at UGI Utilities will be reflected on a gross, rather than net, basis beginning October 1, 2018 and revenues from certain other negotiated rate contracts will be reflected on a straight-line basis.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred after October 1, 2018.

Stranded Tax Effects in Accumulated Other Comprehensive Income. In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides that the stranded tax effects in AOCI resulting from the remeasurement of deferred income taxes associated with items included in AOCI due to the enactment of the TCJA may be reclassified to retained earnings, at the election of the entity, in the period the ASU is adopted.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

We adopted this ASU effective October 1, 2018. The amount of stranded tax benefits reclassified from AOCI to retained earnings as of October 1, 2018 was not material.

Pension and Other Postretirement Benefit Costs. In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with compensation costs for related employees in the income statement. The other components are required to be presented elsewhere in the income statement and outside of income from operations. The amendments in this ASU permit only the service cost component to be eligible for capitalization, when applicable. For entities subject to rate regulation, including UGI Utilities, the ASU recognized that in the event a regulator continues to require capitalization of all net periodic benefit costs prospectively, the difference would result in the recognition of a regulatory asset or liability. Upon adoption, UGI Utilities will capitalize the non-service cost components of postretirement benefit costs as a regulatory asset. The new guidance became effective for us on October 1, 2018 with a retrospective adoption for income statement presentation and a prospective adoption for capitalization. Other than the presentation of the non-service cost components on the statement of income, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Statement of Cash flows - Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The amendments in the ASU are required to be adopted on a retrospective basis. We adopted this ASU effective October 1, 2018. Adoption of this new guidance will result in a change in presentation of restricted cash on the Consolidated Statement of Cash Flows; otherwise this guidance will not have a significant impact on our Consolidated Statement of Cash Flows and disclosures.
Other Accounting Principles Not Yet Adopted

Pension and Other Postretirement Benefit Costs Disclosures. In August 2018, the FASB issued ASU No. 2018-14, “Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The amendments in this ASU are effective for interim and annual periods ending after December 15, 2020 (Fiscal 2021). The guidance shall be adopted retrospectively for all periods presented in the financial statements. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statement disclosures from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Fair Value Measurements Disclosures. In August 2018, the FASB issued ASU No. 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2019 (Fiscal 2021). The guidance regarding removed and modified disclosures will be adopted on a retrospective basis and the guidance regarding new disclosures will be adopted on a prospective basis. Early adoption is permitted. The Company is in the process of assessing the impact on its financial statement disclosures from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The Company is in the process of assessing the impact on its financial statements from the adoption of the new guidance and determining the period in which the new guidance will be adopted.

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements unless an entity chooses the transition option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption. We will adopt ASU No. 2016-02, as updated, effective October 1, 2019 and expect to elect the proposed transition option which would allow the Company to maintain historical presentation for periods before October 1, 2019. The Company has completed a preliminary assessment for evaluating the impact of the guidance and anticipates that its adoption will result in a significant amount of right-of-use assets and lease liabilities for leases in effect at the adoption date. The Company has begun implementation activities including accumulating contracts and lease data in formats compatible with a new lease management system that will assist with the initial adoption of the standard.

Note 4 — Acquisitions of Businesses and Assets
Acquisitions of Businesses
During Fiscal 2018, UGI International acquired UniverGas, an LPG distribution business with operations in northern and central regions of Italy, and AmeriGas Propane acquired two retail propane distribution businesses. During Fiscal 2017, UGI International acquired DVEP, an energy marketing business with operations in the Netherlands, and an LPG distribution business with operations in Sweden, and AmeriGas Propane acquired several retail propane distribution businesses. During Fiscal 2016, UGI International acquired several LPG distribution businesses with operations in Austria, Norway and the United Kingdom, and AmeriGas Propane acquired several retail propane distribution businesses. The operating results of these businesses have been included in our operating results from their respective dates of acquisition.
Total cash paid and liabilities incurred in connection with these acquisitions were as follows:

	2018		2017		2016
	AmeriGas Propane	UGI International	AmeriGas Propane	UGI International	AmeriGas Propane	UGI International
Total cash paid	$10.1	$121.9	$36.8	$99.7	$37.6	$24.1
Liabilities incurred (a)	2.7	—	10.8	20.6	11.8	—
Total purchase price	$12.8	$121.9	$47.6	$120.3	$49.4	$24.1

(a)	UGI International Fiscal 2017 amount includes note payable to seller. AmeriGas Propane amounts principally comprise amounts payable under noncompete agreements.

Acquisitions of Assets

During Fiscal 2018, Midstream & Marketing acquired for cash 60 miles of natural gas gathering lines and related dehydration and compression equipment, and a smaller natural gas gathering system, both located in northern Pennsylvania. In addition, during Fiscal 2018, Midstream & Marketing acquired for cash a 44 megawatt natural gas-fired peaking turbine located on its Hunlock Station site in northeast Pennsylvania. Total cash consideration for these asset acquisitions totaled $70.3.

Note 5 — Debt
Significant Financing Activities
AmeriGas Propane. In December 2017, AmeriGas Partners entered into the Second Amended and Restated Credit Agreement (“AmeriGas OLP Credit Agreement”) with a group of banks. The AmeriGas OLP Credit Agreement amends and restates a previous credit agreement. The AmeriGas OLP Credit Agreement provides for borrowings up to $600 (including a $150 sublimit for letters of credit) and expires in December 2022. The AmeriGas OLP Credit Agreement permits AmeriGas to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, one-, two-, three-, or six-month Eurodollar Rate, as defined in the AmeriGas OLP Credit Agreement, plus a margin. The applicable margin on base rate borrowings ranges from 0.50% to 1.75%, and the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.75%. The aforementioned margins on borrowings are dependent upon AmeriGas Partners’ ratio of debt to earnings before interest expense, income taxes, depreciation and amortization (each as defined in the AmeriGas OLP Credit Agreement).

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
UGI International. In December 2017, UGI International, LLC, a wholly owned subsidiary of UGI, entered into a secured multicurrency revolving facility agreement (the "2017 UGI International Credit Agreement") due April 2020 with a group of banks providing for borrowings up to €300. Upon entering into the 2018 UGI International Credit Facilities Agreement on October 25, 2018 (see “Subsequent Event - UGI International Refinancing” below), the 2017 UGI International Credit Agreement was terminated. Under the 2017 UGI International Credit Agreement, UGI International, LLC could borrow in euros or U.S. dollars. Loans made in euros bore interest at the associated euribor rate plus a margin ranging from 1.45% to 2.35%. Loans made in U.S. dollars bore interest at LIBOR plus a margin ranging from 1.70% to 2.60%. The aforementioned margins are dependent upon certain indebtedness at UGI International, LLC. There were no borrowings made under the 2017 UGI International Credit Agreement.
Also, in December 2017, Flaga repaid $9.2 of the outstanding principal amount of its then-existing $59.1 U.S. dollar denominated variable-rate term loan due September 2018. Concurrently, Flaga entered into an amendment to the aforementioned term loan, which amended the previous agreement to extend the maturity of the term loan to April 2020 (“Flaga U.S. Dollar Term Loan”). Prior to its repayment in October 2018 (see “Subsequent Event - UGI International Refinancing” below), borrowings under the Flaga U.S. Dollar Term Loan bore interest at the one-month LIBOR rate plus a margin of 1.125%. Flaga effectively fixed the LIBOR component of the interest rate, and effectively fixed the U.S. dollar value of the interest and principal payments payable under the Flaga U.S. Dollar Term Loan, by entering into a cross-currency swap arrangement with a bank.
UGI Utilities. In September 2018, UGI Utilities entered into an Increasing Lender Commitment and Acceptance (the “Commitment and Acceptance”) under its existing unsecured, revolving credit agreement. The Commitment and Acceptance increases the amount of loan commitments under UGI Utilities’ existing unsecured, revolving credit agreement to $450 from $300. All other terms of UGI Utilities’ existing unsecured, revolving credit agreement remain unchanged.
In October 2017, UGI Utilities entered into a $125 unsecured variable-rate term loan agreement (the “Utilities Term Loan”) with a group of banks.  Proceeds from the Utilities Term Loan were used to repay revolving credit agreement borrowings and for general corporate purposes. The Utilities Term Loan is payable in equal quarterly installments of $1.6, commencing in March 2018, with the balance of the principal being due and payable in full on October 30, 2022.  Under the Utilities Term Loan, UGI Utilities may borrow at various prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin.  The margin on such borrowings ranges from 0.0% to 1.875% and is based upon the credit ratings of certain indebtedness of UGI Utilities.  The Utilities Term Loan requires that UGI Utilities not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined. In July 2018, UGI Utilities entered into a forward-starting pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on Utilities Term Loan borrowings at approximately 3.00% through July 2022. This forward-

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

starting interest rate swap commences September 30, 2019. We have designated this forward-starting interest rate swap as a cash flow hedge.
In April 2016, UGI Utilities entered into a Note Purchase Agreement (the “2016 Note Purchase Agreement”) with a consortium of lenders. Pursuant to the 2016 Note Purchase Agreement, UGI Utilities issued $100 aggregate principal amount of 2.95% Senior Notes due June 2026 and $200 aggregate principal amount of 4.12% Senior Notes due September 2046 in June 2016 and September 2016, respectively. In October 2016, UGI Utilities issued $100 aggregate principal amount of 4.12% Senior Notes due October 2046. The net proceeds of the issuance of these senior notes were used (1) to repay UGI Utilities’ maturing 5.75% Senior Notes, 7.37% Medium-term Notes and 5.64% Medium-term Notes; (2) to provide additional financing for UGI Utilities’ infrastructure replacement and betterment capital program and the information technology initiatives; and (3) for general corporate purposes. These senior notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Long-term Debt

Long-term debt comprises the following at September 30:

	2018	2017
AmeriGas Propane:
AmeriGas Partners Senior Notes:
5.50% due May 2025	$700.0	$700.0
5.875% due August 2026	675.0	675.0
5.625% due May 2024	675.0	675.0
5.75% due May 2027	525.0	525.0
HOLP Senior Secured Notes, including unamortized premium of $0.2 and $0.4, respectively (a)	7.5	11.3
Other	14.6	17.3
Unamortized debt issuance costs	(27.5)	(31.3)
Total AmeriGas Propane	2,569.6	2,572.3
UGI International:
UGI France Senior Facilities term loan (b)	627.0	708.9
Flaga variable-rate term loan (c)	53.2	54.1
Flaga U.S. dollar variable-rate term loan (d)	49.9	59.1
Other	20.9	21.3
Unamortized debt issuance costs	(2.5)	(4.6)
Total UGI International	748.5	838.8
UGI Utilities:
Senior Notes:
4.12%, due September 2046	200.0	200.0
4.98%, due March 2044	175.0	175.0
4.12%, due October 2046	100.0	100.0
6.21%, due September 2036	100.0	100.0
2.95%, due June 2026	100.0	100.0
Medium-Term Notes:
6.13%, due October 2034	20.0	20.0
6.50%, due August 2033	20.0	20.0
5.67%, due January 2018	—	20.0
7.25%, due November 2017	—	20.0
Variable-rate term loan (e)	120.3	—
Other	6.8	—
Unamortized debt issuance costs	(4.1)	(3.9)
Total UGI Utilities	838.0	751.1
Other	9.2	9.9
Total long-term debt	4,165.3	4,172.1
Less: current maturities	(18.8)	(177.5)
Total long-term debt due after one year	$4,146.5	$3,994.6

(a)
At September 30, 2018 and 2017, the effective interest rate on the HOLP Senior Secured Notes was 6.75%. These notes are collateralized by AmeriGas OLP’s receivables, contracts, equipment, inventory, general intangibles and cash.

(b)
Borrowings bear interest at rates per annum comprising the aggregate of the applicable margin and the associated euribor rate, which euribor rate has a floor of 0.0%. The margin on term loan borrowings (which ranges from 1.60% to 2.70%) is dependent upon the ratio of UGI France’s consolidated total net debt to EBITDA, each as defined. At September 30, 2018 and 2017, such margin was 1.75% and 1.90%, respectively. UGI France has entered into pay-fixed, receive-variable interest rate swaps through April 30, 2019, to fix the underlying euribor rate on term loan borrowings at 0.18%. At September 30, 2018 and 2017, the effective interest rate on the term loan was approximately 1.93% and 2.08%, respectively. Principal

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

amounts outstanding under the term loan are due as follows: €60 due April 2019 and €480 due April 2020. This term loan was repaid on October 25, 2018, in conjunction with the UGI International refinancing transaction (see “Subsequent Event - UGI International Refinancing” below).

(c)
Borrowings bear interest at three-month euribor rates, plus a margin and other fees. The margin and other fees range from 1.20% to 2.60% and are based upon certain consolidated equity, return on assets and debt to EBITDA ratios, as defined, as well as fees defined by the local jurisdiction. Flaga has entered into pay-fixed, receive-variable interest rate swaps that generally fix the underlying market rate at 0.23%, effective October 2016. The effective interest rate on this term loan at September 30, 2018 and 2017, was 1.93% and 1.80%, respectively. This term loan was repaid on October 25, 2018, in conjunction with the UGI International refinancing transaction (see “Subsequent Event - UGI International Refinancing” below).

(d)
Borrowings bear interest at a one-month LIBOR rate plus a margin of 1.125%. Flaga has effectively fixed the LIBOR component of the interest rate, and has effectively fixed the U.S. dollar value of the interest and principal payments by entering into a cross-currency swap arrangement with a bank. At September 30, 2018 and 2017, the effective interest rate on this term loan was 0.55% and 0.87%, respectively. This term loan was repaid on October 25, 2018, in conjunction with the UGI International refinancing transaction (see “Subsequent Event - UGI International Refinancing” below).

(e)
Borrowings bear interest at prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. UGI Utilities has entered into a forward-starting, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on Utilities Term Loan borrowings at approximately 3.00% through July 2022, commencing September 30, 2019. The effective interest rate on this term loan at September 30, 2018, was 2.76%.

Scheduled principal repayments of long-term debt for each of the next five fiscal years ending September 30 are as follows:

	2019	2020	2021	2022	2023
AmeriGas Propane	$8.8	$8.0	$3.6	$1.6	$0.3
UGI International (a)	70.0	607.7	53.2	20.1	—
UGI Utilities	9.0	8.2	7.8	6.8	95.3
Other	0.7	0.8	0.9	0.8	5.8
Total	$88.5	$624.7	$65.5	$29.3	$101.4

(a)
Includes scheduled repayments as of September 30, 2018, relating to the UGI France Senior Facilities term loan; the Flaga variable-rate term loan; and the Flaga U.S. dollar variable-rate term loan. These term loans were repaid on October 25, 2018 with net proceeds from the issuance of the UGI International 3.25% Senior Notes due November 2025 and the term loan borrowings under the 2018 UGI International Credit Facilities Agreement due October 2023 and cash on hand (see “Subsequent Event - UGI International Refinancing” below).

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Credit Facilities and Short-term Borrowings

Information about the Company’s principal credit agreements (excluding Energy Services, LLC’s Receivables Facility which is discussed below) as of September 30, 2018 and 2017, is presented in the following table. Borrowings outstanding under these agreements are classified as “Short-term borrowings” on the Consolidated Balance Sheets.

	Expiration Date	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity	Weighted Average Interest Rate - End of Year
September 30, 2018
AmeriGas OLP (a)	December 2022	$600.0	$232.0	$63.5	$304.5	4.58%
UGI International, LLC (b)	April 2020	€300.0	—	—	$300.0	N.A.
UGI France (c)	April 2020	€60.0	—	—	€60.0	N.A.
Flaga (d)	October 2020	€55.0	—	€0.5	€54.5	N.A.
Energy Services, LLC (e)	March 2021	$240.0	—	—	$240.0	N.A.
UGI Utilities (f)	March 2020	$450.0	$189.5	$2.0	$258.5	3.03%
September 30, 2017
AmeriGas OLP (a)	June 2019	$525.0	$140.0	$67.2	$317.8	3.74%
UGI France (c)	April 2020	€60.0	—	—	€60.0	N.A.
Flaga (d)	October 2020	€55.0	—	€6.5	€48.5	N.A.
Energy Services, LLC (e)	March 2021	$240.0	$—	—	$240.0	N.A.
UGI Utilities (f)	March 2020	$300.0	$170.0	$2.0	$128.0	2.11%
N.A. - Not applicable.

(a)
The AmeriGas OLP Credit Agreement includes a $150 sublimit for letters of credit ($125 prior to its amendment in December 2017) and permits AmeriGas OLP to borrow at prevailing interest rates, including the base rate, defined as the higher of the Federal Funds rate plus 0.50% or the agent bank’s prime rate, or at a one-week, or one-, two-, three-, or six-month Eurodollar Rate, as defined, plus a margin. The applicable margin on base rate borrowings ranges from 0.50% to 1.75%; the applicable margin on Eurodollar Rate borrowings ranges from 1.50% to 2.75%; and the facility fee ranges from 0.30% to 0.50%. The aforementioned margins and facility fees are dependent upon AmeriGas Partners’ ratio of debt to EBITDA, as defined.

(b)
The UGI International Credit Agreement permits UGI International, LLC to borrow in euros or U.S. dollars. Loans made in euros will bear interest at the associated euribor rate plus a margin ranging from 1.45% to 2.35%. Loans made in U.S. dollars will bear interest at LIBOR plus a margin ranging from 1.70% to 2.60%. The aforementioned margins are dependent upon certain indebtedness at UGI International, LLC. This facility was terminated concurrent with entering into the 2018 UGI International Credit Facilities Agreement on October 25, 2018 (see “Subsequent Event - UGI International Refinancing” below.)

(c)
Borrowings under UGI France’s revolving credit facility bear interest at market rates (one-, two-, three-, or six-month euribor) plus a margin. The margin on credit facility borrowings ranges from 1.45% to 2.55% based upon UGI France’s ratio of consolidated total net debt to EBITDA, as defined. This facility was terminated concurrent with entering into the 2018 UGI International Credit Facilities Agreement on October 25, 2018 (see “Subsequent Event - UGI International Refinancing” below.)

(d)
Flaga’s credit facility agreement includes a €25 multi-currency revolving credit facility, a €5 overdraft facility and a €25 guarantee facility. Revolving credit facility borrowings bear interest at market rates (generally one, three or six-month euribor rates) plus margins. The margins on revolving facility borrowings, which range from 1.45% to 3.65%, are based upon the actual currency borrowed and certain consolidated equity, return on assets and debt to EBITDA ratios, each as defined. Facility fees on the unused amount of the revolving credit facility are 30% of the lowest applicable margin. Guarantees outstanding reduce the available capacity on the €25 guarantee facility. This facility was terminated concurrent with entering into the 2018 UGI International Credit Facilities Agreement on October 25, 2018 (see “Subsequent Event - UGI International Refinancing” below.)

(e)
Energy Services’ credit agreement includes a $50 sublimit for letters of credit and can be used for general corporate purposes of Energy Services and its subsidiaries. Energy Services may not pay a dividend unless, after giving effect to such dividend payment, the ratio of Consolidated Total Indebtedness to EBITDA, each as defined, does not exceed 3.00 to 1.00. Borrowings

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

bear interest at either (i) the Alternate Base Rate plus a margin or (ii) a rate derived from LIBOR (“Adjusted LIBOR”) plus a margin. The Alternate Base Rate, as defined, is the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) Adjusted LIBOR plus 1.00%. The margin on such borrowings ranges from 0.75% to 2.25%. The Energy Services credit agreement is guaranteed by certain subsidiaries of Energy Services.

(f)
UGI Utilities’ credit agreement includes a $100 sublimit for letters of credit. Borrowings bear interest at prevailing market interest rates, including LIBOR and the banks’ prime rate, plus a margin. The margin on such borrowings ranges from 0.0% to 1.75% and is based upon the credit ratings of certain indebtedness of UGI Utilities. On September 21, 2018, UGI Utilities entered into the Commitment and Acceptance which increased the total capacity under this facility to $450.

Accounts Receivable Securitization Facility. Energy Services, LLC has a receivables purchase facility (“Receivables Facility”) with an issuer of receivables-backed commercial paper currently scheduled to expire in October 2019. The Receivables Facility, as amended, provides Energy Services with the ability to borrow up to $150 of eligible receivables during the period November to April, and up to $75 of eligible receivables during the period May to October. Energy Services, LLC uses the Receivables Facility to fund working capital, margin calls under commodity futures contracts, capital expenditures, dividends and for general corporate purposes.

Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, Energy Services Funding Corporation (“ESFC”), which is consolidated for financial statement purposes. ESFC, in turn, has sold and, subject to certain conditions, may from time to time sell, an undivided interest in some or all of the receivables to a major bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Consolidated Balance Sheets. ESFC was created and has been structured to isolate its assets from creditors of Energy Services, LLC and its affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable. Losses on sales of receivables to the bank during Fiscal 2018, Fiscal 2017 and Fiscal 2016, which amounts are included in “Interest expense” on the Consolidated Statements of Income, were not material.

Information regarding the amounts of trade receivables transferred to ESFC and the amounts sold to the bank during Fiscal 2018, Fiscal 2017 and Fiscal 2016, as well as the balance of ESFC trade receivables at September 30, 2018, 2017 and 2016 follows:

	2018	2017	2016
Trade receivables transferred to ESFC during the year	$1,279.5	$1,017.3	$756.4
ESFC trade receivables sold to the bank during the year	193.0	243.0	204.0
ESFC trade receivables - end of year (a)	65.0	44.8	35.7

(a)
At September 30, 2018 and 2017, the amounts of ESFC trade receivables sold to the bank were $2.0 and $39.0, respectively, and are reflected as “Short-term borrowings” on the Consolidated Balance Sheets.

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
The AmeriGas Propane OLP Credit Agreement requires that AmeriGas OLP and AmeriGas Partners maintain ratios of total indebtedness to EBITDA, as defined, below certain thresholds. In addition, the Partnership must maintain a minimum ratio of EBITDA to interest expense, as defined and as calculated on a rolling four-quarter basis. Generally, as long as no default exists or would result therefrom, AmeriGas OLP is permitted to make cash distributions not more frequently than quarterly in an amount not to exceed available cash, as defined, for the immediately preceding calendar quarter.
Under the AmeriGas Partners Senior Notes Indentures, AmeriGas Partners is generally permitted to make cash distributions equal to available cash, as defined, as of the end of the immediately preceding quarter, if certain conditions are met. At September 30, 2018, these restrictions did not limit the amount of Available Cash. See Note 14 for the definition of Available Cash included in the Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P., as amended (“Partnership Agreement”).

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
UGI Utilities’ credit agreement requires UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00. Certain of UGI Utilities’ Senior Notes contain financial covenants including a requirement that UGI Utilities not exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.
Energy Services’ credit agreement requires that Energy Services and subsidiaries not exceed a ratio of total indebtedness to EBITDA, as defined, of 3.50 to 1.00, and maintain a minimum ratio of EBITDA to interest expense, as defined, of 3.50 to 1.00.

Restricted Net Assets

At September 30, 2018, the amount of net assets of UGI’s consolidated subsidiaries that were restricted from transfer to UGI under debt agreements, subsidiary partnership agreements and regulatory requirements under foreign laws totaled approximately $1,500.

Subsequent Event - UGI International Refinancing

On October 18, 2018, UGI International, LLC, a wholly owned second-tier subsidiary of UGI, entered into a five-year unsecured Senior Facilities Agreement with a consortium of banks consisting of (1) a €300 variable-rate term loan which was drawn on October 25, 2018, and (2) a €300 senior unsecured multicurrency revolving facility agreement (together, the “2018 UGI International Credit Facilities Agreement”). The 2018 UGI International Credit Facilities Agreement matures on October 18, 2023. Term loan borrowings bear interest at rates per annum comprising the aggregate of the applicable margin and the associated euribor rate, which euribor rate has a floor of zero. The margin on term loan borrowings, which ranges from 1.55% to 3.20%, is dependent upon a ratio of net consolidated indebtedness to consolidated EBITDA, as defined. The initial margin on term loan borrowings is 1.70%. UGI International, LLC has entered into pay-fixed, receive-variable interest rate swaps through October 18, 2022, to fix the underlying euribor rate on term loan borrowings at 0.34%. Under the multicurrency revolving credit facility agreement, UGI International, LLC may borrow in euros or U.S. dollars. Loans made in euros will bear interest at the associated euribor rate plus a margin ranging from 1.20% to 2.85%. Loans made in U.S. dollars will bear interest at the associated LIBOR rate plus a margin ranging from 1.45% to 3.10%. The margin on revolving facility borrowings is dependent upon a ratio of net consolidated indebtedness to consolidated EBITDA, as defined.

Restrictive covenants under the 2018 UGI International Credit Facilities Agreement include restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. In addition, The 2018 UGI International Credit Facilities Agreement requires a ratio of consolidated total net indebtedness to consolidated EBITDA, as defined, not to exceed 3.85 to 1.00.

On October 25, 2018, UGI International, LLC issued in an underwritten private placement €350 principal amount of 3.25% senior unsecured notes due November 1, 2025 (the “UGI International 3.25% Senior Notes”). The UGI International 3.25% Senior Notes rank equal in right of payment with indebtedness issued under the 2018 UGI International Credit Facilities Agreement.
The net proceeds from the UGI International 3.25% Senior Notes and the 2018 UGI International Credit Facilities Agreement variable-rate term loan plus cash on hand were used on October 25, 2018 (1) to repay €540 outstanding principal of UGI France’s variable-rate term loan under its 2015 Senior Facilities Agreement; €45.8 outstanding principal of Flaga’s variable-rate term loan; and $49.9 outstanding principal of Flaga’s U.S. dollar variable-rate term loan, plus accrued and unpaid interest, and (2) for general corporate purposes. Because these outstanding term loans were refinanced on a long-term basis in October 2018, we have classified €60 of such debt due in April 2019 as long-term debt on the September 30, 2018 Consolidated Balance Sheet. Upon entering into the 2018 UGI International Credit Facilities Agreement, we also terminated (1) the 2017 UGI International Credit Agreement, (2) UGI France SAS’s revolving credit facility under the 2015 Senior Facilities Agreement and (3) Flaga’s credit facility agreement. We have designated term loan borrowings under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes as net investment hedges.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Note 6 — Income Taxes
Income before income taxes comprises the following:

	2018	2017	2016
Domestic	$576.0	$527.3	$518.9
Foreign	278.5	174.1	191.1
Total income before income taxes	$854.5	$701.4	$710.0

The provisions for income taxes consist of the following:

	2018	2017	2016
Current expense (benefit):
Federal	$(2.7)	$(2.7)	$44.2
State	26.0	14.0	20.9
Foreign	77.6	56.2	78.7
Total current expense	100.9	67.5	143.8
Deferred expense (benefit):
Federal	(77.1)	125.8	81.2
State	6.7	16.4	1.3
Foreign	1.9	(31.8)	(4.8)
Investment tax credit amortization	(0.3)	(0.3)	(0.3)
Total deferred expense	(68.8)	110.1	77.4
Total income tax expense	$32.1	$177.6	$221.2

Federal income taxes for Fiscal 2018, Fiscal 2017 and Fiscal 2016 are net of foreign tax credits of $13.0, $40.9 and $25.6, respectively.
A reconciliation from the U.S. federal statutory tax rate to our effective tax rate is as follows:

	2018	2017	2016
U.S. federal statutory tax rate	24.5%	35.0%	35.0%
Difference in tax rate due to:
Effect of tax rate changes - TJCA	(20.9)	—	—
Effect of tax rate changes - France	(2.1)	(4.1)	—
Noncontrolling interests not subject to tax	(3.0)	(4.3)	(6.2)
State income taxes, net of federal benefit	2.9	2.9	3.0
Valuation allowance adjustments	1.1	(1.1)	(0.9)
Effects of foreign operations	3.1	(1.1)	0.6
Excess tax benefits on share-based payments	(1.1)	(1.3)	—
Other, net	(0.7)	(0.7)	(0.3)
Effective tax rate	3.8%	25.3%	31.2%
On December 22, 2017, the TCJA was enacted into law. Among the significant changes resulting from the law, the TCJA reduced the U.S. federal income tax rate from 35% to 21%, effective January 1, 2018, created a territorial tax system with a one-time mandatory “toll tax” on previously un-repatriated foreign earnings, and allowed for immediate capital expensing of certain qualified property. It also applied restrictions on the deductibility of interest expense, eliminated bonus depreciation for regulated utilities and certain FERC-regulated property beginning in Fiscal 2019 and applied a broader application of compensation limitations.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

As a result of the TCJA, we reduced our net deferred income tax liabilities by $384.4 due to the remeasuring of our existing federal deferred income tax assets and liabilities as of the date of the enactment of the TCJA on December 22, 2017. Because most of the reduction to UGI Utilities’ net deferred income taxes relates to regulated utility plant assets, most of UGI Utilities’ reduction in deferred income taxes is not being recognized immediately in income tax expense.
At September 30, 2018, the accounting for certain income tax effects of the TCJA with respect to existing deferred tax balances and the one-time transition tax reflect provisional amounts. We have made a reasonable estimate of the effects in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially result in changes to our current estimates. Revisions to our estimates, if any, will be made by the first quarter of the fiscal year ending September 30, 2019.
In Fiscal 2018 we were subject to a blended federal tax rate of 24.5% because our fiscal year contains the effective date of the rate change from 35% to 21%. The effects of the tax law changes on current period results (excluding the remeasurement impact described above) decreased income tax by $52.1.
In order for UGI Utilities’ regulated utility plant assets to continue to be eligible for accelerated tax depreciation, current law requires that excess deferred federal income taxes resulting from the remeasurement of deferred taxes on regulated utility plant be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess deferred income taxes. As a result of the TCJA, for Fiscal 2018, UGI Utilities initially recorded a net regulatory liability of $205.6 associated with excess deferred federal income taxes related to its regulated utility plant assets. This regulatory liability was increased, and a federal deferred income tax asset was recorded, in the amount of $83.6 to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes. This regulatory liability is being amortized to income tax expense over the remaining lives of the assets that gave rise to the excess deferred income taxes. For further information on this regulatory liability, see Note 8.
As further described in Note 8, on May 17, 2018, the PAPUC issued a Temporary Rates Order for all PAPUC-regulated utilities with regard to federal tax reform. Among other things, the Temporary Rates Order requires Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the change in the federal income tax rate from 35% to 21%. In accordance with the Temporary Rates Order, during Fiscal 2018, UGI Utilities reduced its revenues by $24.1 and recorded a regulatory liability in an equal amount. The total reduction of $24.1 primarily reflects (1) $17.1 of tax benefits accrued during the period January 1, 2018 to June 30, 2018, (2) $7.0 to reflect tax benefits expected to be generated by the future amortization of the regulatory liability and accrued interest.
In Fiscal 2017 and Fiscal 2016, earnings of the Company’s foreign subsidiaries were generally subject to U.S. taxation upon repatriation to the U.S. and the Company’s tax provisions reflected the related incremental U.S. tax except for certain foreign subsidiaries whose unremitted earnings were considered to be indefinitely reinvested. No deferred tax liability had been recognized with regard to remittance of those earnings because of the availability of U.S. foreign tax credits made it likely that no U.S. tax would be due if such earnings were repatriated. Upon enactment of TCJA, substantially all prior unrepatriated earnings were subjected to U.S. tax under the transition tax rules. The transition tax was immaterial to the Company and we generally expect to have the ability to repatriate prior unrepatriated earnings without material U.S. federal tax cost.
Pennsylvania utility ratemaking practice permits the flow through to ratepayers of state tax benefits resulting from accelerated tax depreciation. For Fiscal 2018, Fiscal 2017 and Fiscal 2016, the beneficial effects of state tax flow through of accelerated depreciation reduced income tax expense by $4.2, $2.5 and $1.3, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Deferred tax liabilities (assets) comprise the following at September 30:

	2018	2017
Excess book basis over tax basis of property, plant and equipment	$807.8	$975.8
Investment in AmeriGas Partners	219.2	326.8
Intangible assets and goodwill	67.6	98.2
Utility regulatory assets	86.7	132.2
Derivative instruments	30.4	—
Other	10.6	11.7
Gross deferred tax liabilities	1,222.3	1,544.7

Pension plan liabilities	(20.0)	(57.7)
Employee-related benefits	(43.6)	(65.4)
Operating loss carryforwards	(26.2)	(30.9)
Foreign tax credit carryforwards	(106.1)	(106.1)
Utility regulatory liabilities	(118.6)	(9.3)
Derivative instruments	—	(1.7)
Utility environmental liabilities	(14.7)	(22.2)
Other	(29.0)	(27.8)
Gross deferred tax assets	(358.2)	(321.1)
Deferred tax assets valuation allowance	116.8	107.1
Net deferred tax liabilities	$980.9	$1,330.7
In December 2017, the French Parliament approved the Finance Bill for 2018 and the second amended Finance Bill for 2017 (collectively, the “December 2017 French Finance Bills”). One impact of the December 2017 French Finance Bills was an increase in the Fiscal 2018 corporate income tax rate in France from 34.4% to 39.4%. The December 2017 French Finance Bills also include measures to reduce the corporate income tax rate to 25.8%, effective for fiscal years starting after January 1, 2022 (Fiscal 2023).
As a result of the December 2017 French Finance Bills, the Company reduced its net French deferred income tax liabilities and recognized an estimated deferred tax benefit of $12.1 to reflect the estimated impact of the corporate income tax rate reductions that will be implemented through Fiscal 2023. The Company’s Fiscal 2018 effective income tax rate reflects the impact of the higher Fiscal 2018 income tax rate in France as a result of the December 2017 French Finance Bills, which increased income tax expense for the year by approximately $0.6.
In December 2016, the French Parliament approved the Finance Bill for 2017 and amended the Finance Bill for 2016 (collectively the “Finance Bills”). The Finance Bills, among other things, at that time reduced the French corporate income tax rate from the then-current 34.43% to 28.92%, effective for fiscal years starting after January 1, 2020 (Fiscal 2021). As a result of the future income tax rate reduction, during Fiscal 2017 the Company reduced its net deferred income tax liabilities and recognized a deferred tax benefit of $29.0.
At September 30, 2018, foreign net operating loss carryforwards principally relating to Flaga, UGI International Holdings BV and certain subsidiaries of France SAS totaled $14.0, $2.5 and $23.3, respectively, with no expiration dates. We have state net operating loss carryforwards primarily relating to certain subsidiaries which approximate $168.9 and expire through 2038. We also have federal operating loss carryforwards of $19.7 for certain operations of AmeriGas Propane that expire through 2036. At September 30, 2018, deferred tax assets relating to operating loss carryforwards include $2.9 for Flaga, $8.0 for certain subsidiaries of France SAS, $0.7 for UGI International Holdings BV, $4.0 for AmeriGas Propane and $10.6 for certain other subsidiaries.
The valuation allowance for all deferred tax assets increased by $9.7 in Fiscal 2018 due to an increase of $7.6 to re-establish a full valuation allowance associated with future utilization of foreign tax credits, primarily due to impacts of TCJA and an increase in foreign operating loss carryforwards of $2.1. A valuation allowance of $9.6 exists for deferred tax assets related to certain subsidiaries of France SAS, and certain subsidiaries of Flaga and UGI International Holdings BV.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

In Fiscal 2017, the Company reversed $7.6 in valuation allowances associated with foreign tax credit carryforwards whose utilization before expiration had previously not met a more-likely-than-not threshold. We have foreign tax credit carryforwards of approximately $106.1 expiring through 2028 resulting from the actual and planned repatriation of France SAS’s accumulated earnings since acquisition. The Company continuously monitors the potential utilization of these credits and performs the appropriate weighing of positive and negative evidence in reaching a conclusion of whether utilization reaches a level of more likely than not. In Fiscal 2017, the Company concluded it was more likely than not that $98.5 of the credits would expire before utilization and therefore reversed $7.6 of the then existing valuation allowance against these credits. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future utilization during the carryforward period are reduced or increased.
We conduct business and file tax returns in the U.S., numerous states, local jurisdictions and in France and certain other European countries. Our U.S. federal income tax returns are settled through the 2014 tax year, our French tax returns are settled through the 2014 tax year, our Austrian tax returns are settled through 2016 and our other European tax returns are effectively settled for various years from 2009 to 2016. State and other income tax returns in the U.S. are generally subject to examination for a period of three to five years after the filing of the respective returns.
UGI Corporation and subsidiaries’ 2016 consolidated U.S. federal tax return is currently under examination by the Internal Revenue Service. UGI France and subsidiaries’ 2015, 2016 and 2017 tax returns are currently under examination by the French Tax Authority.
As of September 30, 2018, we have unrecognized income tax benefits totaling $11.5 including related accrued interest of $1.0. If these unrecognized tax benefits were subsequently recognized, $11.5 would be recorded as a benefit to income taxes on the Consolidated Statement of Income and, therefore, would impact the reported effective tax rate. Generally, a net reduction in unrecognized tax benefits could occur because of the expiration of the statute of limitations in certain jurisdictions or as a result of settlements with tax authorities. There is no material change expected in unrecognized tax benefits and related interest in the next twelve months.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2018	2017	2016
Unrecognized tax benefits — beginning of year	$12.2	$7.2	$3.2
Additions for tax positions of the current year	1.5	1.9	2.2
Additions for tax positions taken in prior years	0.6	4.6	2.3
Settlements with tax authorities/statute lapses	(2.8)	(1.5)	(0.5)
Unrecognized tax benefits — end of year	$11.5	$12.2	$7.2

Note 7 — Employee Retirement Plans
Defined Benefit Pension and Other Postretirement Plans
In the U.S., we sponsor a defined benefit pension plan for employees hired prior to January 1, 2009, of UGI, UGI Utilities, PNG, CPG and certain of UGI’s other domestic wholly owned subsidiaries (“U.S. Pension Plan”). U.S. Pension Plan benefits are based on years of service, age and employee compensation.
We also provide postretirement health care benefits to certain retirees and postretirement life insurance benefits to certain U.S. active and retired employees. In addition, certain UGI International employees in France, Belgium and the Netherlands are covered by defined benefit pension and postretirement plans. Although the disclosures in the tables below include amounts related to the UGI International plans, such amounts are not material.
The following table provides a reconciliation of the projected benefit obligations (“PBOs”) of the U.S. Pension Plan and the UGI International pension plans, the accumulated benefit obligations (“ABOs”) of our other postretirement benefit plans, plan assets, and the funded status of pension and other postretirement plans as of September 30, 2018 and 2017. ABO is the present value of benefits earned to date with benefits based upon current compensation levels. PBO is ABO increased to reflect estimated future compensation.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligations:
Benefit obligations — beginning of year	$697.8	$707.7	$27.0	$30.9
Service cost	11.2	11.9	0.5	1.0
Interest cost	26.3	25.0	0.8	0.8
Actuarial gain	(37.0)	(19.6)	(2.1)	(4.8)
Plan amendments	—	1.2	(5.8)	—
Curtailment	(0.6)	(3.6)	(0.1)	(0.4)
Foreign currency	(1.0)	2.9	—	0.4
Benefits paid	(27.5)	(27.7)	(1.0)	(0.9)
Benefit obligations — end of year	$669.2	$697.8	$19.3	$27.0
Change in plan assets:
Fair value of plan assets — beginning of year	$529.2	$493.7	$14.8	$13.7
Actual gain on plan assets	44.9	47.0	0.9	1.3
Foreign currency	(0.6)	1.6	—	—
Employer contributions	16.2	14.6	0.4	0.6
Benefits paid	(26.4)	(27.7)	(0.8)	(0.8)
Fair value of plan assets — end of year	$563.3	$529.2	$15.3	$14.8
Funded status of the plans — end of year	$(105.9)	$(168.6)	$(4.0)	$(12.2)
Assets (liabilities) recorded in the balance sheet:
Assets in excess of liabilities — included in other noncurrent assets	$—	$—	$6.7	$5.4
Unfunded liabilities — included in other noncurrent liabilities	(105.9)	(168.6)	(10.7)	(17.6)
Net amount recognized	$(105.9)	$(168.6)	$(4.0)	$(12.2)
Amounts recorded in UGI Corporation stockholders’ equity (pre-tax):
Prior service cost (benefit)	$0.6	$0.7	$(1.3)	$(1.5)
Net actuarial loss (gain)	14.0	21.3	(0.4)	(0.6)
Total	$14.6	$22.0	$(1.7)	$(2.1)
Amounts recorded in regulatory assets and liabilities (pre-tax):
Prior service cost (benefit)	$0.7	$1.0	$(1.2)	$(1.6)
Net actuarial loss (gain)	85.7	139.5	(0.1)	1.2
Total	$86.4	$140.5	$(1.3)	$(0.4)

In Fiscal 2019, we estimate that we will amortize approximately $7.5 of net actuarial losses, primarily associated with the U.S. Pension Plan, and $0.2 of net prior service benefits from UGI stockholders’ equity and regulatory assets into retiree benefit cost.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Pension Plan			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions:
Discount rate – benefit obligations	4.40%	4.00%	3.80%	4.40%	4.00%	3.80%
Discount rate – benefit cost	4.00%	3.80%	4.60%	4.00%	3.80%	4.70%
Expected return on plan assets	7.40%	7.50%	7.55%	5.00%	5.00%	5.00%
Rate of increase in salary levels	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
The ABOs for the U.S. Pension Plan were $572.8 and $605.2 as of September 30, 2018 and 2017, respectively.
Net periodic pension expense and other postretirement benefit cost include the following components:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$11.2	$11.9	$10.1	$0.5	$1.0	$0.7
Interest cost	26.3	25.0	26.8	0.8	0.8	0.9
Expected return on assets	(35.0)	(33.6)	(32.4)	(0.7)	(0.7)	(0.6)
Curtailment gain	(0.2)	(1.4)	(1.2)	—	—	—
Amortization of:
Prior service cost (benefit)	0.3	0.3	0.3	(6.3)	(0.6)	(0.6)
Actuarial loss (gain)	13.4	16.7	10.9	(0.1)	0.3	—
Net benefit cost	16.0	18.9	14.5	(5.8)	0.8	0.4
Change in associated regulatory liabilities	—	—	—	(0.5)	(0.5)	1.0
Net benefit cost after change in regulatory liabilities	$16.0	$18.9	$14.5	$(6.3)	$0.3	$1.4

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. From time to time we may, at our discretion, contribute additional amounts. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we made cash contributions to the U.S. Pension Plan of $15.1, $11.4 and $9.9, respectively. The minimum required contributions in Fiscal 2019 are not expected to be material.
UGI Utilities has established a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any, determined under GAAP. The difference between such amount and amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. Any required contributions to the VEBA during Fiscal 2019 are not expected to be material.
Expected payments for pension and other postretirement welfare benefits are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal 2019	$30.6	$1.0
Fiscal 2020	$31.1	$0.9
Fiscal 2021	$33.2	$0.9
Fiscal 2022	$39.0	$0.9
Fiscal 2023	$40.4	$0.9
Fiscal 2024 - 2028	$201.4	$4.7

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The assumed domestic health care cost trend rates at September 30 are as follows:

	2018	2017
Health care cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Fiscal year that the rate reaches the ultimate trend rate	2026	2026

A one percentage point change in the assumed health care cost trend rate would not have a material impact on the Fiscal 2018 other postretirement benefit cost or September 30, 2018, other postretirement benefit ABO.
We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans (“Supplemental Defined Benefit Plans”). At September 30, 2018 and 2017, the PBOs of these plans, including obligations for amounts held in grantor trusts, were $48.3 and $50.7, respectively. We recorded pre-tax costs for these plans of $4.3 in Fiscal 2018 (which amount includes a $2.1 settlement charge), $3.1 in Fiscal 2017 and $2.6 in Fiscal 2016. These costs are not included in the tables above. Amounts recorded in UGI’s stockholders’ equity for these plans include pre-tax losses of $4.3 and $11.3 at September 30, 2018 and 2017, respectively, principally representing unrecognized actuarial losses. We expect to amortize approximately $0.5 of such pre-tax actuarial losses into retiree benefit cost in Fiscal 2019. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company made payments with respect to the Supplemental Defined Benefit Plans totaling $0.1, $1.3 and $0.4, respectively. The total fair value of the grantor trust investment assets associated with the Supplemental Defined Benefit Plans, which are included in “Other assets” on the Consolidated Balance Sheets, totaled $34.3 and $31.8 at September 30, 2018 and 2017, respectively.
U.S. Pension Plan and VEBA Assets
The assets of the U.S. Pension Plan and the VEBA are held in trust. The investment policies and asset allocation strategies for the assets in these trusts are determined by an investment committee comprising officers of UGI and UGI Utilities. The overall investment objective of the U.S. Pension Plan and the VEBA is to achieve the best long-term rates of return within prudent and reasonable levels of risk. To achieve the stated objective, investments are made principally in publicly traded, diversified equity and fixed income index mutual funds and UGI Common Stock. Assets associated with the UGI International plans are excluded from the disclosures in the tables below as such assets are not material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The targets, target ranges and actual allocations for the U.S. Pension Plan and VEBA trust assets at September 30 are as follows:
U.S. Pension Plan

	Actual		Target Asset Allocation	Permitted Range
	2018	2017
Equity investments:
Domestic	58.2%	55.2%	52.5%	40.0% – 65.0%
International	11.8%	12.4%	12.5%	7.5% – 17.5%
Total	70.0%	67.6%	65.0%	60.0% – 70.0%
Fixed income funds & cash equivalents	30.0%	32.4%	35.0%	30.0% – 40.0%
Total	100.0%	100.0%	100.0%

VEBA

	Actual		Target Asset Allocation	Permitted Range
	2018	2017
Domestic equity investments	65.6%	63.1%	65.0%	60.0% – 70.0%
Fixed income funds & cash equivalents	34.4%	36.9%	35.0%	30.0% – 40.0%
Total	100.0%	100.0%	100.0%

Domestic equity investments include investments in large-cap mutual funds indexed to the S&P 500 and mid- and small-cap index mutual funds. Investments in international equity mutual funds seek to track performance of companies primarily in developed markets. The fixed income investments comprise investments designed to match the performance and duration of the Barclays U.S. Aggregate Index. According to statute, the aggregate holdings of all qualifying employer securities may not exceed 10% of the fair value of trust assets at the time of purchase. UGI Common Stock represented 8.5% and 7.7% of U.S. Pension Plan assets at September 30, 2018 and 2017, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The fair values of U.S. Pension Plan and VEBA trust assets are derived from quoted market prices as substantially all of these instruments have active markets. Cash equivalents are valued at the fund’s unit net asset value as reported by the trustee. The fair values of the U.S. Pension Plan and VEBA trust assets by asset class and level within the fair value hierarchy, as described in Note 2, as of September 30, 2018 and 2017 are as follows:

	U.S. Pension Plan
	Level 1	Level 2	Level 3	Other(a)	Total
September 30, 2018:
Domestic equity investments:
S&P 500 Index equity mutual funds	$188.4	$—	$—	$—	$188.4
Small and midcap equity mutual funds	75.7	—	—	—	75.7
UGI Corporation Common Stock	45.2	—	—	—	45.2
Total domestic equity investments	309.3	—	—	—	309.3
International index equity mutual funds	62.9	—	—	—	62.9
Fixed income investments:
Bond index mutual funds	154.3	—	—	—	154.3
Cash equivalents	—	—	—	5.2	5.2
Total fixed income investments	154.3	—	—	5.2	159.5
Total	$526.5	$—	$—	$5.2	$531.7
September 30, 2017:
Domestic equity investments:
S&P 500 Index equity mutual funds	$171.6	$—	$—	$—	$171.6
Small and midcap equity mutual funds	65.2	—	—	—	65.2
UGI Corporation Common Stock	38.1	—	—	—	38.1
Total domestic equity investments	274.9	—	—	—	274.9
International index equity mutual funds	61.6	—	—	—	61.6
Fixed income investments:
Bond index mutual funds	156.2	—	—	—	156.2
Cash equivalents	—	—	—	5.3	5.3
Total fixed income investments	156.2	—	—	5.3	161.5
Total	$492.7	$—	$—	$5.3	$498.0

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	VEBA
	Level 1	Level 2	Level 3	Other (a)	Total
September 30, 2018:
S&P 500 Index equity mutual fund	$10.1	$—	$—	$—	$10.1
Bond index mutual fund	4.9	—	—	—	4.9
Cash equivalents	—	—	—	0.3	0.3
Total	$15.0	$—	$—	$0.3	$15.3

September 30, 2017:
S&P 500 Index equity mutual fund	$9.3	$—	$—	$—	$9.3
Bond index mutual fund	5.1	—	—	—	5.1
Cash equivalents	—	—	—	0.4	0.4
Total	$14.4	$—	$—	$0.4	$14.8

(a)	Assets measured at net asset value (“NAV”) and therefore excluded from the fair value hierarchy.

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
Defined Contribution Plans
We sponsor 401(k) savings plans for eligible employees of UGI and certain of UGI’s domestic subsidiaries. Generally, participants in these plans may contribute a portion of their compensation on either a before-tax basis, or on both a before-tax and after-tax basis. These plans also provide for employer matching contributions at various rates. The cost of benefits under the savings plans totaled $17.1 in Fiscal 2018, $15.1 in Fiscal 2017 and $14.3 in Fiscal 2016. The Company also sponsors certain nonqualified supplemental defined contribution executive retirement plans. These plans generally provide supplemental benefits to certain executives that would otherwise be provided under retirement plans but are prohibited due to limitations imposed by the Internal Revenue Code. The Company makes payments to self-directed grantor trusts with respect to these supplemental defined contribution plans. Such payments during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were not material. At September 30, 2018 and 2017, the total fair values of these grantor trust investment assets, which amounts are included in “Other assets” on the Consolidated Balance Sheets, were $6.5 and $3.6, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters
The following regulatory assets and liabilities associated with UGI Utilities are included in our Consolidated Balance Sheets at September 30:

	2018	2017
Regulatory assets:
Income taxes recoverable	$110.1	$121.4
Underfunded pension and postretirement plans	87.1	141.3
Environmental costs	58.8	61.6
Deferred fuel and power costs	—	7.7
Removal costs, net	32.0	31.0
Other	13.0	5.9
Total regulatory assets	$301.0	$368.9
Regulatory liabilities (a):
Postretirement benefit overcollections	$17.8	$17.5
Deferred fuel and power refunds	36.7	10.6
State income tax benefits — distribution system repairs	22.6	18.4
PAPUC temporary rates order (b)	24.4	—
Excess federal deferred income taxes (c)	285.2	—
Other	3.5	2.7
Total regulatory liabilities	$390.2	$49.2

(a)	Regulatory liabilities are recorded in “Other current liabilities” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.

(b)
Balance at September 30, 2018, comprises tax savings for the period January 1, 2018 to June 30, 2018, plus interest, resulting from the enactment of the TCJA (see “PAPUC Temporary Rates Order” below and Note 6).

(c)	Balance at September 30, 2018, comprises excess federal deferred income taxes resulting from the enactment of the TCJA (see “Excess federal deferred income taxes” below and Note 6).

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
Environmental costs. Environmental costs principally represent estimated probable future environmental remediation and investigation costs that Gas Utility expects to incur, primarily at manufactured gas plant (“MGP”) sites in Pennsylvania, in conjunction with remediation consent orders and agreements with the Pennsylvania Department of Environmental Protection (“PADEP”). Pursuant to base rate orders, Gas Utility receives ratemaking recognition of its estimated environmental investigation and remediation costs associated with their environmental sites. This ratemaking recognition balances the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites. At September 30, 2018, the

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

period over which Gas Utility expects to recover these costs will depend upon future remediation activity. For additional information on environmental costs, see Note 15.
Removal costs, net. This regulatory asset represents costs incurred, net of salvage, associated with the retirement of depreciable utility plant. As required by PAPUC ratemaking, removal costs include actual costs incurred associated with asset retirement obligations. Consistent with prior ratemaking treatment, Gas Utility expects to recover these costs over five years.
Postretirement benefit overcollections. This regulatory liability represents the difference between amounts recovered through rates by Gas Utility and Electric Utility and actual costs incurred in accordance with accounting for postretirement benefits. With respect to Gas Utility, postretirement benefit overcollections are generally being refunded to customers over a ten-year period beginning October 19, 2016, the date UGI Gas’ Joint Petition pursuant to its January 19, 2016 base rate filing became effective (see “Base Rate Filings” below). With respect to Electric Utility, the overcollections will be refunded to ratepayers over a 20-year period effective October 27, 2018.
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
Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for firm- residential, commercial and industrial (“retail core-market”) customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel costs or refunds. Net unrealized gains on such contracts at September 30, 2018 and 2017 were $2.9 and $0.1, respectively.
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
PAPUC Temporary Rates Order. By Secretarial Letter dated January 12, 2018, the PAPUC initiated a review into whether public utility rates should be adjusted to reflect the tax savings from the change in the federal income tax rate from 35% to 21% for the period beginning January 1, 2018. Thereafter, on March 15, 2018, the PAPUC entered a Temporary Rates Order that converted commission-approved rates of most large Pennsylvania public utilities, including Gas Utility, into “temporary rates” for a period of no more than 12 months while the PAPUC reviewed the data and comments in response to the Secretarial Letter.
On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates through the establishment of a negative surcharge applied to bills rendered on or after July 1, 2018. The temporary negative surcharge will be reconciled at the end of each fiscal year to actual tax savings realized. The negative surcharge will remain in place until the effective date of new rates established in the utility’s next general base rate proceeding. For the merged Gas Utility, such negative surcharge will reduce base rate revenues by 5.78%, 3.90% and 8.19%, respectively, for the UGI South, UGI North and UGI Central rate districts.

In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period beginning January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. Gas Utility reduced its combined utility revenues by $24.1 and recorded a regulatory liability in an equal amount. The total reduction in revenues reflects (1) $17.1 of tax benefits accrued during the previously mentioned six-month period plus (2) $7.0 to reflect tax benefits expected to be generated by the future amortization of the regulatory liability. The rate treatment of this regulatory liability, plus accrued interest, for each of UGI Gas, PNG and CPG will be addressed in a future proceeding and the Company cannot predict the ultimate treatment of this liability. Like other similarly situated utilities, if Gas Utility has not filed a general base rate proceeding within three years of the Temporary Rates Order, Gas Utility will be required to file a petition to propose how to distribute the balance of these regulatory liabilities.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

For Pennsylvania utilities that were in a general base rate proceeding, including Electric Utility, no negative surcharge will apply. The tax benefits that accrue during the period January 1, 2018 through October 26, 2018, the date before Electric Utility’s base rate case became effective (see below) will be refunded to Electric Utility ratepayers through a one-time bill credit.
Excess federal deferred income taxes. This regulatory liability is the result of remeasuring UGI Utilities’ federal deferred income tax liabilities on utility plant due to the enactment of the TCJA on December 22, 2017 (see Note 6). In order for our utility assets to continue to be eligible for accelerated tax depreciation, current law requires that excess federal deferred income taxes resulting from the remeasurement be amortized no more rapidly than over the remaining lives of the assets that gave rise to the excess federal deferred income taxes, ranging from 1 year to approximately 65 years. This regulatory liability has been increased to reflect the tax benefit generated by the amortization of the excess deferred federal income taxes and is being amortized and credited to tax expense.
Other. Other regulatory assets and liabilities comprise a number of deferred items including, among others, over or under refunds of tax benefits related to TCJA for periods after June 30, 2018, certain information technology costs, energy efficiency conservation costs and rate case expenses.
Other Regulatory Matters

Utilities Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities, with a targeted effective date of October 1, 2018. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged into UGI Utilities effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9.2, which was later reduced by Electric Utility to $7.7 to reflect the impact of the TCJA and other adjustments. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3.2 annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final order, Electric Utility is required to provide customers with a one-time $0.2 billing credit associated with 2018 TCJA tax benefits.

On January 19, 2017, PNG (now the UGI North rate district of Gas Utility) filed a rate request with the PAPUC to increase PNG’s annual base operating revenues for residential, commercial and industrial customers by $21.7 annually. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2017, all active parties supported the filing of a Joint Petition for Approval of Settlement of all issues with the PAPUC providing for an $11.3 PNG annual base distribution rate increase. On August 31, 2017, the PAPUC approved the Joint Petition and the increase became effective October 20, 2017.

On January 19, 2016, UGI Utilities (now the UGI South rate district of Gas Utility) filed a rate request with the PAPUC to increase UGI Gas’s annual base operating revenues for residential, commercial and industrial customers by $58.6. The increased revenues would fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service. On June 30, 2016, a Joint Petition for Approval of Settlement of all issues providing for a $27.0 UGI Gas annual base distribution rate increase, to be effective October 19, 2016, was filed with the PAPUC (“Joint Petition”). On October 14, 2016, the PAPUC approved the Joint Petition with a minor modification which had no effect on the $27.0 base distribution rate increase. The increase became effective on October 19, 2016.

Distribution System Improvement Charge. State legislation permits gas and electric utilities in Pennsylvania to recover a distribution system improvement charge (“DSIC”) on eligible capital investments as an alternative ratemaking mechanism providing for a more timely cost recovery of qualifying capital expenditures between base rate cases.

PNG and CPG received PAPUC approval on a DSIC tariff, initially set at zero, in 2014. PNG and CPG began charging a DSIC at a rate other than zero beginning on April 1, 2015 and April 1, 2016, respectively. In May 2017, the PAPUC issued a final Order to approve an increase of the maximum allowable DSIC to 7.5% of billed distribution revenues effective July 1, 2017, for PNG and CPG, pending reconsideration at each company’s Long-Term Infrastructure Improvement Plan filing. PNG’s DSIC has been

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

reset to zero as a result of its most recent base rate case. The DSIC rate for PNG will resume under the UGI North rate district upon exceeding the threshold amount of DSIC-eligible plant in service agreed upon in the settlement of its most recent base rate case.

In November 2016, UGI Gas received PAPUC approval to establish a DSIC tariff mechanism, capped at 5% of distribution charges billed to customers, effective January 1, 2017. UGI Gas began recovering revenue under the mechanism effective July 1, 2018, as it exceeded, during the third quarter of Fiscal 2018, the threshold amount of DSIC-eligible plant agreed upon in the settlement of its recent base rate case.

Manor Township, Pennsylvania Natural Gas Incident Complaint. In connection with a July 2, 2017, explosion in Manor Township, Lancaster County, PA, that resulted in the death of one UGI Utilities’ employee and injuries to two other UGI Utilities’ employees and one sewer authority employee, and destroyed two residences and damaged several other homes, the PAPUC Bureau of Investigation and Enforcement (“BIE”) filed a formal complaint at the PAPUC in which BIE alleges that UGI Utilities committed multiple violations of federal and state gas pipeline regulations in connection with its emergency response leading up to the explosion, and requested that the PAPUC order UGI Utilities to pay approximately $2.1 in civil penalties, which is the maximum allowable fine. On November 16, 2018, UGI Utilities filed its formal written answer contesting the BIE complaint.

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

Note 9 — Inventories
Inventories comprise the following at September 30:

	2018	2017
Non-utility LPG and natural gas	$231.7	$188.4
Gas Utility natural gas	37.3	39.5
Materials, supplies and other	49.2	50.7
Total inventories	$318.2	$278.6

At September 30, 2018, UGI Utilities was a party to five principal storage contract administrative agreements (“SCAAs”) having terms ranging from one to three years. Pursuant to SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of September 30, 2018, UGI Utilities had SCAAs with Energy Services, LLC, the effects of which are eliminated in consolidation, and with a non-affiliate. The carrying value of gas storage inventories released under the SCAAs with the non-affiliate at September 30, 2018 and 2017, comprising 2.3 billion cubic feet (“bcf”) and 2.3 bcf of natural gas, was $5.4 and $6.7, respectively.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Note 10 — Property, Plant and Equipment
Property, plant and equipment comprise the following at September 30:

	2018	2017
Utilities:
Distribution	$3,106.6	$2,835.3
Transmission	97.1	96.4
Work in process	130.9	112.6
General and other	281.7	241.0
Total Utilities	3,616.3	3,285.3

Non-utility:
Land	191.4	180.1
Buildings and improvements	364.9	351.2
Transportation equipment	257.1	289.3
Equipment, primarily cylinders and tanks	3,375.4	3,529.4
Electric generation	319.5	310.0
Pipeline and related assets	473.0	454.5
Work in process	57.9	95.3
Other	306.6	354.8
Total non-utility	5,345.8	5,564.6
Total property, plant and equipment	$8,962.1	$8,849.9

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Note 11 — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by reportable segment are as follows:

	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Total
Balance September 30, 2016	$1,978.3	$817.0	$11.6	$182.1	$2,989.0
Acquisitions	23.0	55.5	—	—	78.5
Purchase accounting adjustments	—	(1.7)	—	—	(1.7)
Foreign currency translation	—	41.4	—	—	41.4
Balance September 30, 2017	2,001.3	912.2	11.6	182.1	3,107.2
Acquisitions	4.5	54.9	—	—	59.4
Dispositions	(2.8)	—	—	—	(2.8)
Purchase accounting adjustments	—	13.6	—	—	13.6
Foreign currency translation	—	(17.0)	—	—	(17.0)
Balance September 30, 2018	$2,003.0	$963.7	$11.6	$182.1	$3,160.4

Intangible assets comprise the following at September 30:

	2018	2017
Customer relationships, noncompete agreements and other (subject to amortization)	$848.6	$817.8
Trademarks and tradenames (subject to amortization)	7.9	—
Trademarks and tradenames (not subject to amortization)	50.3	134.1
Gross carrying amount	906.8	951.9
Accumulated amortization	(393.2)	(340.2)
Intangible assets, net	$513.6	$611.7
Amortization expense of intangible assets was $58.6, $50.8 and $54.3 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Estimated amortization expense of intangible assets during the next five fiscal years is as follows: Fiscal 2019 — $57.2; Fiscal 2020 — $55.8; Fiscal 2021 — $52.5; Fiscal 2022 — $49.5; Fiscal 2023 — $48.0.

In April 2018, a plan to discontinue the use of certain indefinite-lived tradenames and trademarks, primarily associated with its January 2012 acquisition of Heritage Propane, was presented to the Partnership’s senior management. After considering the merits of the plan, the Partnership’s senior management approved a plan to discontinue the use of these tradenames and trademarks over a period of approximately three years. As a result, during the third quarter of Fiscal 2018, the Partnership determined that these tradenames and trademarks no longer had indefinite lives and adjusted the carrying amounts of these tradenames and trademarks to their estimated fair values of approximately $7.9. During the third quarter of Fiscal 2018, the Partnership recorded a non-cash, pre-tax impairment charge of $75.0 which amount is reflected in “Impairment of Partnership tradenames and trademarks” on the Consolidated Statements of Income, and is amortizing the remaining fair value of these tradenames and trademarks of $7.9 over their estimated period of benefit of three years. See Note 16 for further information on the determination of fair values for the affected tradenames and trademarks.

Note 12 — Series Preferred Stock
UGI has 10,000,000 shares of UGI Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. UGI had no shares of UGI Series Preferred Stock outstanding at September 30, 2018 or 2017.
UGI Utilities has 2,000,000 shares of UGI Utilities Series Preferred Stock authorized for issuance, including both series subject to and series not subject to mandatory redemption. At September 30, 2018 and 2017, there were no shares of UGI Utilities Series Preferred Stock outstanding.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Note 13 — Common Stock and Equity-Based Compensation
Common Stock
On January 30, 2014, the Company’s Board of Directors authorized the repurchase of up to 15,000,000 shares of UGI Corporation Common Stock over a four-year period. On January 25, 2018, UGI’s Board of Directors authorized an extension of the share repurchase program for up to 8,000,000 shares of UGI Corporation Common Stock for an additional four-year period. Pursuant to these authorizations, during Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company purchased and placed in treasury stock 1,200,000, 900,000 and 1,250,000 shares at a total cost of $59.8, $43.3 and $47.6, respectively.
UGI Common Stock share activity for Fiscal 2016, Fiscal 2017 and Fiscal 2018 follows:

	Issued	Treasury	Outstanding
Balance at September 30, 2015	173,806,991	(1,418,488)	172,388,503
Issued:
Employee and director plans	87,150	2,355,202	2,442,352
Repurchases of common stock	—	(1,250,000)	(1,250,000)
Reacquired common stock – employee and director plans	—	(620,406)	(620,406)
Balance at September 30, 2016	173,894,141	(933,692)	172,960,449
Issued:
Employee and director plans	93,550	1,051,704	1,145,254
Sale of reacquired common stock	—	50,000	50,000
Repurchases of common stock	—	(900,000)	(900,000)
Reacquired common stock – employee and director plans	—	(111,966)	(111,966)
Balance at September 30, 2017	173,987,691	(843,954)	173,143,737
Issued:
Employee and director plans	155,306	1,804,712	1,960,018
Repurchases of common stock	—	(1,200,000)	(1,200,000)
Reacquired common stock – employee and director plans	—	(154,780)	(154,780)
Balance at September 30, 2018	174,142,997	(394,022)	173,748,975

Equity-Based Compensation
The Company grants equity-based awards to employees and non-employee directors comprising UGI stock options, UGI Common Stock-based equity instruments and AmeriGas Partners Common Unit-based equity instruments as further described below. We recognized total pre-tax equity-based compensation expense of $22.5 ($15.7 after-tax), $19.3 ($11.8 after-tax) and $23.8 ($15.4 after-tax) in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
UGI Equity-Based Compensation Plans and Awards. Under the UGI Corporation 2013 Omnibus Incentive Compensation Plan (the “2013 OICP”), we may grant options to acquire shares of UGI Common Stock, stock appreciation rights (“SARs”), UGI Units (comprising “Stock Units” and “UGI Performance Units”), other equity-based awards and cash to employees and non-employee directors. The exercise price for options may not be less than the fair market value on the grant date. Awards granted under the 2013 OICP may vest immediately or ratably over a period of years, and stock options can be exercised no later than ten years from the grant date. In addition, the 2013 OICP provides that awards of UGI Units may also provide for the crediting of dividend equivalents to participants’ accounts. Except in the event of retirement, death or disability, each grant, unless paid, will terminate when the participant ceases to be employed. There are certain change of control and retirement eligibility conditions that, if met, generally result in accelerated vesting or elimination of further service requirements.
Under the 2013 OICP, awards representing up to 21,750,000 shares of UGI Common Stock may be granted. Dividend equivalents on UGI Unit awards to employees will be paid in cash. Dividend equivalents on non-employee director awards are accumulated in additional Stock Units. UGI Unit awards granted to employees and non-employee directors are settled in shares of UGI Common Stock and cash. Substantially all UGI Unit awards granted to France SAS employees are settled in shares of UGI Common Stock and do not accrue dividend equivalents. With respect to UGI Performance Unit awards, the actual number of shares (or their cash

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

equivalent) ultimately issued, and the actual amount of dividend equivalents paid, is generally dependent upon the achievement of market performance goals and service conditions. It is currently our practice to issue treasury shares to satisfy substantially all option exercises and UGI Unit awards. Stock options may be net exercised whereby shares equal to the option price and the grantee’s applicable payroll tax withholding are withheld from the number of shares payable (“net exercise”). We record shares withheld pursuant to a net exercise as shares reacquired.
UGI Stock Option Awards. Stock option transactions under equity-based compensation plans during Fiscal 2016, Fiscal 2017 and Fiscal 2018 follow:

	Shares	Weighted Average Option Price	Total Intrinsic Value	Weighted Average Contract Term (Years)
Shares under option — September 30, 2015	9,255,377	$23.97	$104.5	6.6
Granted	1,510,625	$34.67
Canceled	(84,213)	$34.13
Exercised	(2,193,338)	$20.38	$40.1
Shares under option — September 30, 2016	8,488,451	$26.68	$157.6	6.6
Granted	1,343,800	$46.51
Canceled	(60,236)	$41.86
Exercised	(990,267)	$21.40	$26.7
Shares under option — September 30, 2017	8,781,748	$30.20	$146.7	6.3
Granted	1,401,400	$47.85
Canceled	(152,017)	$42.14
Expired	(1,666)	$35.80
Exercised	(1,832,396)	$26.00	$44.5
Shares under option — September 30, 2018	8,197,069	$33.93	$176.6	6.2
Options exercisable — September 30, 2016	5,522,370	$22.94
Options exercisable — September 30, 2017	5,973,668	$25.53
Options exercisable — September 30, 2018	5,498,330	$28.63	$147.6	5.1
Options not exercisable — September 30, 2018	2,698,739	$44.75	$29.0	8.1
Cash received from stock option exercises and associated tax benefits were $43.4 and $12.6, $17.7 and $9.6, and $27.3 and $14.9 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. As of September 30, 2018, there was $7.9 of unrecognized compensation cost associated with unvested stock options that is expected to be recognized over a weighted-average period of 2.1 years.
The following table presents additional information relating to stock options outstanding and exercisable at September 30, 2018:

	Range of exercise prices
	Under $25.00	$25.00 – $30.00	$30.01 – $35.00	$35.01 – $40.00	Over $40.00
Options outstanding at September 30, 2018:
Number of options	2,322,904	1,133,676	1,150,685	917,843	2,671,961
Weighted average remaining contractual life (in years)	3.3	5.0	7.1	6.3	8.8
Weighted average exercise price	$20.53	$27.38	$33.66	$37.80	$47.16
Options exercisable at September 30, 2018:
Number of options	2,322,904	1,133,676	714,201	809,899	517,650
Weighted average exercise price	$20.53	$27.38	$33.59	$37.81	$46.46

UGI Stock Option Fair Value Information. The per share weighted-average fair value of stock options granted under our option plans was $7.51 in Fiscal 2018, $7.62 in Fiscal 2017 and $4.87 in Fiscal 2016. These amounts were determined using a Black-

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Scholes option pricing model which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, expected dividend payments and the risk-free interest rate over the expected life of the option. The expected life of option awards represents the period of time during which option grants are expected to be outstanding and is derived from historical exercise patterns. Expected volatility is based on historical volatility of the price of UGI’s Common Stock. Expected dividend yield is based on historical UGI dividend rates. The risk free interest rate is based on U.S. Treasury bonds with terms comparable to the options in effect on the date of grant.
The assumptions we used for valuing option grants during Fiscal 2018, Fiscal 2017 and Fiscal 2016 are as follows:

	2018	2017	2016
Expected life of option	6.00 years	5.75 years	5.75 years
Weighted average volatility	17.5%	19.8%	19.5%
Weighted average dividend yield	2.1%	2.1%	2.6%
Expected volatility	17.5%	19.8%	19.3%
Expected dividend yield	2.1%	2.1%	2.6%
Risk free rate	2.2% – 2.9%	1.8% – 2.1%	1.2% – 1.9%

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
The following table summarizes the weighted average assumptions used to determine the fair value of UGI Performance Unit awards and related compensation costs:

	Grants Awarded in Fiscal Year
	2018	2017	2016
Risk free rate	2.0%	1.5%	1.3%
Expected life	3 years	3 years	3 years
Expected volatility	18.9%	18.9%	17.5%
Dividend yield	2.1%	2.1%	2.7%
The weighted-average grant date fair value of UGI Performance Unit awards was estimated to be $55.26 for Units granted in Fiscal 2018, $50.91 for Units granted in Fiscal 2017 and $32.64 for Units granted in Fiscal 2016.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The following table summarizes UGI Unit award activity for Fiscal 2018:

	UGI Units	Weighted-Average Grant-Date Fair Value (per Unit)
Total UGI Units at September 30, 2017 (a)	978,834	$28.83
UGI Performance Units:
Granted	143,800	$55.26
Forfeited	(38,542)	$41.19
Performance criteria not met	(43,672)	$37.57
Unit awards paid	(92,950)	$37.85
UGI Stock Units:
Granted (b)	52,314	$48.11
Unit awards paid	(40,066)	$21.39
Total UGI Units at September 30, 2018 (a)	959,718	$32.38

(a)
Total UGI Units includes UGI Stock Units issued to non-employee directors, which vest on the grant date, and UGI Performance Units and UGI Stock Units issued to retirement-eligible employees that vest on an accelerated basis. Total vested restricted units at September 30, 2018 and September 30, 2017 were 660,795 and 660,886, respectively.

(b)	Generally, shares granted under UGI Stock Unit awards are paid approximately 70% in shares. UGI Stock Unit awards granted in Fiscal 2017 and Fiscal 2016 were 42,079 and 52,493, respectively.
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Company paid UGI Performance Unit and UGI Stock Unit awards in shares and cash as follows:

	2018	2017	2016
UGI Performance Unit awards:
Number of original awards granted, net of forfeitures	136,621	178,450	308,362
Performance period beginning January 1:	2015	2014	2013
Payment of awards:
Shares of UGI Common Stock issued, net of shares withheld for taxes	69,680	138,985	209,592
Cash paid	$1.6	$10.9	$13.9
UGI Stock Unit awards:
Number of original awards granted, net of forfeitures	39,680	43,699	51,037
Payment of awards:
Shares of UGI Common Stock issued, net of shares withheld for taxes	29,095	15,990	39,422
Cash paid	$0.6	$0.3	$0.7
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we granted UGI Unit awards representing 196,114, 185,379 and 230,653 shares, respectively, having weighted-average grant date fair values per Unit of $53.36, $50.08 and $33.04, respectively.
As of September 30, 2018, there was a total of approximately $9.4 of unrecognized compensation cost associated with 959,718 UGI Unit awards outstanding that is expected to be recognized over a weighted-average period of 1.8 years. The total fair values of UGI Units that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $7.3, $7.1 and $9.7, respectively. As of September 30, 2018 and 2017, total liabilities of $18.8 and $13.1, respectively, associated with UGI Unit awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” on the Consolidated Balance Sheets.
At September 30, 2018, 9,043,267 shares of Common Stock were available for future grants under the 2013 OICP.

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
With respect to AmeriGas Performance Unit awards granted in January 2014 subject to measurement compared with the Propane MLP Group, grantees were eligible to receive 150% of the target award if AmeriGas Partners’ TUR exceeded the TUR of the other two members in the Propane MLP Group. Otherwise there would be no payout of such AmeriGas Performance Units. For those performance awards granted on or after January 1, 2015, that are subject to the MLP Modifier, if one of the other two members of the Propane MLP Group ceases to exist as a publicly traded company or declares bankruptcy (“MLP Event”) and depending upon the timing of such MLP Event, the ultimate amount of such AmeriGas Performance Unit awards to be issued, and the amount of distribution equivalents to be paid, would depend upon AmeriGas Partners’ TUR rank relative to (1) the Alerian MLP Group for the entire performance period; (2) the Alerian MLP Group for the entire performance period and the Propane MLP Group (through the date of the MLP Event); or (3) the Propane MLP Group through the date of the MLP Event.

With respect to AmeriGas Performance Unit awards granted in January 2015 whose payout was based upon net customer gain and retention performance, grantees could ultimately receive between 0% and 200% of the target award based upon the annual actual net customer gain and retention performance as adjusted for the net customer gain and retention performance over the three-year performance period. With respect to AmeriGas Performance Unit awards granted in January 2016 and thereafter whose payout is based upon net customer gain and retention performance, grantees may ultimately receive between 0% and 200% of the target award based upon the actual net customer gain and retention performance over the entire three-year performance period.
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
The following table summarizes the weighted-average assumptions used to determine the fair value of AmeriGas Performance Unit awards subject to market-based conditions and related compensation costs:

	Grants Awarded in Fiscal Year
	2018	2017	2016
Risk-free rate	2.0%	1.5%	1.3%
Expected life	3 years	3 years	3 years
Expected volatility	21.1%	21.7%	20.6%
Dividend yield	8.2%	7.8%	10.7%
The General Partner granted awards under the 2010 Propane Plan representing 84,811, 67,563 and 73,080 Common Units in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, having weighted-average grant date fair values per Common Unit subject to award of $50.05, $52.37 and $37.93, respectively. At September 30, 2018, 2,242,468 Common Units were available for future award grants under the 2010 Propane Plan.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The following table summarizes AmeriGas Common Unit-based award activity for Fiscal 2018:

	AmeriGas Partners Common Units	Weighted-Average Grant-Date Fair Value (per Unit)
Total Units at September 30, 2017 (a)	218,224	$50.03
AmeriGas Performance Units:
Granted	55,550	$52.14
Forfeited	(1,900)	$56.70
Awards paid	(18,874)	$46.23
Performance criteria not met	(37,099)	$86.53
AmeriGas Stock Units:
Granted	29,261	$46.09
Forfeited	(400)	$45.66
Awards paid	(8,000)	$(45.62)
Total Units at September 30, 2018 (a)	236,762	$47.12

(a)
Total units includes AmeriGas Stock Units issued to non-employee directors, which vest on the grant date, and AmeriGas Performance Units and AmeriGas Stock Units issued to retirement-eligible employees that vest on an accelerated basis. Total vested restricted units at September 30, 2018 and September 30, 2017 were 71,148 and 65,989, respectively.

During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Partnership paid AmeriGas Performance Unit and AmeriGas Stock Unit awards in Common Units and cash as follows:

	2018	2017	2016
AmeriGas Performance Unit awards:
Number of Common Units subject to original awards granted, net of forfeitures	65,525	53,800	44,800
Performance periods beginning in fiscal year:	2015	2014	2013
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	13,164	29,489	23,017
Cash paid	$1.2	$2.9	$1.7
AmeriGas Stock Unit awards:
Number of Common Units subject to original awards granted, net of forfeitures	14,811	32,658	20,336
Payment of awards:
AmeriGas Partners Common Units issued, net of units withheld for taxes	5,322	3,932	9,272
Cash paid	$0.1	$0.1	$0.4
As of September 30, 2018, there was a total of approximately $1.9 of unrecognized compensation cost associated with 236,762 Common Units subject to award that is expected to be recognized over a weighted-average period of 1.7 years. The total fair values of Common Unit-based awards that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were $2.2, $2.1 and $2.0, respectively. As of September 30, 2018 and 2017, total liabilities of $2.3 and $2.5 associated with Common Unit-based awards are reflected in “Employee compensation and benefits accrued” and “Other noncurrent liabilities” on the Consolidated Balance Sheets. It is the Partnership’s practice to issue new AmeriGas Partners Common Units for the portion of any Common Unit-based awards paid in AmeriGas Partners Common Units.

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
During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the Partnership made quarterly distributions to Common Unitholders in excess of $0.605 per limited partner unit. As a result, the General Partner has received a greater percentage of the total Partnership distribution than its aggregate 2% general partner interest in AmeriGas OLP and AmeriGas Partners. During Fiscal 2018, Fiscal 2017 and Fiscal 2016, the total amount of distributions received by the General Partner with respect to its aggregate 2% general partner ownership interests totaled $54.9, $52.7 and $47.4, respectively. Included in these amounts are incentive distributions received by the General Partner during Fiscal 2018, Fiscal 2017 and Fiscal 2016 of $45.3, $43.5 and $38.2, respectively.
Note 15 — Commitments and Contingencies
Commitments
Leases
We lease various buildings and other facilities and vehicles, computer and office equipment under operating leases. Certain of our leases contain renewal and purchase options and also contain step-rent provisions. Our aggregate rental expense for such leases was $106.2 in Fiscal 2018, $99.5 in Fiscal 2017 and $102.0 in Fiscal 2016.
Minimum future payments under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

	2019	2020	2021	2022	2023	After 2023
AmeriGas Propane	$72.1	$65.7	$58.0	$50.1	$45.8	$105.5
UGI Utilities	2.2	1.1	0.8	0.7	0.4	0.1
UGI International	11.3	8.8	6.2	5.0	4.6	5.8
Other	2.4	2.2	1.2	0.8	0.7	1.2
Total	$88.0	$77.8	$66.2	$56.6	$51.5	$112.6
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

Contingencies
Environmental Matters
UGI Utilities
From the late 1800s through the mid-1900s, UGI Utilities and its current and former subsidiaries owned and operated a number of MGPs prior to the general availability of natural gas. Some constituents of coal tars and other residues of the manufactured gas process are today considered hazardous substances under the Superfund Law and may be present on the sites of former MGPs. Between 1882 and 1953, UGI Utilities owned the stock of subsidiary gas companies in Pennsylvania and elsewhere and also operated the businesses of some gas companies under agreement. By the early 1950s, UGI Utilities divested all of its utility operations other than certain Pennsylvania operations, including those which now constitute UGI Gas and Electric Utility. Beginning in 2006 and 2008, UGI Utilities also owned and operated two acquired subsidiaries (CPG and PNG) with similar histories of owning, and in some cases operating, MGPs in Pennsylvania. CPG and PNG were merged into UGI Utilities effective October 1, 2018 (“Utilities Merger”).
Prior to the Utilities Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to a consent order and agreement (“COA”) with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap. The cost cap of the three COAs, in the aggregate, is $5.4. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At September 30, 2018 and 2017, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $51.0 and $54.3, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 8).
We do not expect the costs for investigation and remediation of hazardous substances at Pennsylvania MGP sites to be material to UGI Utilities’ results of operations because UGI Utilities receives ratemaking recovery of actual environmental investigation and remediation costs associated with the sites covered by the COAs. This ratemaking recognition reconciles the accumulated difference between historical costs and rate recoveries with an estimate of future costs associated with the sites.
From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that under applicable law UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At September 30, 2018 and 2017, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

AmeriGas Propane

AmeriGas OLP Saranac Lake. In 2008, the New York State Department of Environmental Conservation (“NYDEC”) notified AmeriGas OLP that the NYDEC had placed property purportedly owned by AmeriGas OLP in Saranac Lake, New York on the New York State Registry of Inactive Hazardous Waste Disposal Sites.  A site characterization study performed by the NYDEC disclosed contamination related to a former MGP.  AmeriGas OLP responded to the NYDEC in 2009 to dispute the contention it was a potentially responsible party (“PRP”) as it did not operate the MGP and appeared to only own a portion of the site.  In 2017, the NYDEC communicated to AmeriGas OLP that the NYDEC had previously issued three Records of Decision (“RODs”) related to remediation of the site totaling approximately $27.7 and requested additional information regarding AmeriGas OLP’s purported ownership. AmeriGas renewed its challenge to designation as a PRP and identified potential defenses.  The NYDEC subsequently identified a third party PRP with respect to the site.

The NYDEC commenced implementation of the remediation plan in the spring of 2018.  Based on our evaluation of the available information, the Partnership accrued an undiscounted environmental remediation liability of $7.5 related to the site during the third quarter of Fiscal 2017, which amount is included in “Operating and administrative expenses” on the Consolidated Statements of Income.  Our share of the actual remediation costs could be significantly more or less than the accrued amount.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Division of the United States District Court for the Western District of Missouri (“District Court”).  As of June 2018, as the result of rulings on a series of procedural filings, including petitions filed with the Eighth Circuit and the U.S. Supreme Court, both the federal and state law claims of the direct customer plaintiffs and the state law claims of the indirect customer plaintiffs have been remanded to the District Court.  The decision of the District Court to dismiss the federal antitrust claims of the indirect customer plaintiffs was upheld by the Eighth Circuit.  Motions are pending before the District Court regarding the indirect purchasers’ state law claims.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Note 16 — Fair Value Measurements
Recurring Fair Value Measurements
The following table presents, on a gross basis, our financial assets and liabilities including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy as described in Note 2, as of September 30, 2018 and 2017:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
September 30, 2018:
Derivative instruments:
Assets:
Commodity contracts	$93.5	$117.5	$—	$211.0
Foreign currency contracts	$—	$20.6	$—	$20.6
Cross-currency contracts	$—	$0.9	$—	$0.9
Liabilities:
Commodity contracts	$(33.6)	$(9.8)	$—	$(43.4)
Foreign currency contracts	$—	$(14.4)	$—	$(14.4)
Interest rate contracts	$—	$(1.0)	$—	$(1.0)

Non-qualified supplemental postretirement grantor trust investments (a)	$40.8	$—	$—	$40.8

September 30, 2017
Derivative instruments:
Assets:
Commodity contracts	$27.2	$76.9	$—	$104.1
Foreign currency contracts	$—	$12.2	$—	$12.2
Liabilities:
Commodity contracts	$(27.7)	$(11.4)	$—	$(39.1)
Foreign currency contracts	$—	$(38.2)	$—	$(38.2)
Interest rate contracts	$—	$(2.3)	$—	$(2.3)
Cross-currency contracts	$—	$(2.9)	$—	$(2.9)

Non-qualified supplemental postretirement grantor trust investments (a)	$35.6	$—	$—	$35.6

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 7).

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Nonrecurring Fair Value Measurements

As discussed in Note 11, in April 2018, the Partnership’s senior management approved a plan to discontinue the use of certain indefinite-lived tradenames and trademarks, primarily associated with the Partnership’s January 2012 acquisition of Heritage Propane, over a period of approximately three years. This action required the Partnership to remeasure the fair values of these tradenames and trademarks based upon their remaining period of benefit. The Partnership used the relief from royalty method to estimate the fair values of the tradenames and trademarks, which method estimates our theoretical royalty savings from ownership of the tradenames and trademarks. Key assumptions used in this method include discount rates, royalty rates, growth rates and sales projections. These assumptions reflect current economic conditions, management expectations and projected future cash flows expected to be generated from these tradenames and trademarks. The Partnership has determined that the lowest level of the input that is significant to the fair value measurement are unobservable inputs that fall within Level 3 of the fair value hierarchy. As of the April 2018 measurement date, these tradenames and trademarks had an estimated fair value of $7.9.
Other Financial Instruments
The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) at September 30, 2018 and 2017 were as follows:

	2018	2017
Carrying amount	$4,199.4	$4,211.9
Estimated fair value	$4,150.3	$4,346.8
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
Commodity Price Risk
Regulated Utility Operations
Natural Gas
Gas Utility’s tariffs contain clauses that permit recovery of all of the prudently incurred costs of natural gas it sells to retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. As permitted and agreed to by the PAPUC pursuant to Gas Utility’s annual PGC filings, Gas Utility currently uses New York Mercantile Exchange (“NYMEX”) natural gas futures and option contracts to reduce commodity price volatility associated with a portion of the natural gas it purchases for its retail core-market customers. Gains and losses on Gas Utility’s natural gas futures contracts and natural gas option contracts

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

are recorded in regulatory assets or liabilities on the Consolidated Balance Sheets because it is probable such gains or losses will be recoverable from, or refundable to, customers through the PGC recovery mechanism (see Note 8).
Electricity
Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At September 30, 2018 and 2017, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.
Non-utility Operations
LPG
In order to manage market price risk associated with the Partnership’s fixed-price programs, the Partnership uses over-the-counter derivative commodity instruments, principally price swap contracts. In addition, AmeriGas Partners, certain other domestic businesses and our UGI International operations also use over-the-counter price swap contracts to reduce commodity price volatility associated with a portion of their forecasted LPG purchases. The Partnership from time to time enters into price swap agreements to reduce the effects of short-term commodity price volatility. Also, Midstream & Marketing, from time to time, uses NYMEX futures contracts to economically hedge the gross margin associated with the purchase and anticipated later near-term sale of propane.
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
Interest Rate Risk
The UGI Utilities Term Loan has an interest rate that is indexed to short-term market interest rates. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap agreement commencing September 30, 2019, that generally fixes the underlying variable interest rate on borrowings at 3.00% through July 2022. We have designated this interest rate swap as a cash flow hedge.
Prior to their repayment on October 25, 2018 (see Note 5), UGI France SAS’s and Flaga’s long-term debt agreements had interest rates that were generally indexed to short-term market interest rates. UGI France and Flaga entered into pay-fixed, receive variable interest rate swap agreements to hedge the underlying euribor rates and LIBOR rates of interest on this variable rate debt. These interest rate swaps were settled concurrent with the repayment of the UGI France and Flaga long-term debt. In November 2018, UGI International, LLC entered into pay-fixed, receive-variable interest rate swaps through October 18, 2022, to fix the underlying euribor rate on 2018 UGI International Credit Facilities Agreement term loan borrowings at 0.34%.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

The remainder of our domestic businesses’ long-term debt is typically issued at fixed rates of interest. As these long-term debt issues mature, we typically refinance such debt with new debt having interest rates reflecting then-current market conditions. In order to reduce market rate risk on the underlying benchmark rate of interest associated with near- to medium-term forecasted issuances of fixed-rate debt, from time to time we enter into interest rate protection agreements (“IRPAs”). We account for interest rate swaps and IRPAs as cash flow hedges.
At September 30, 2018 and 2017, we had no unsettled IRPAs. At September 30, 2018, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.
Foreign Currency Exchange Rate Risk
Forward Foreign Currency Exchange Contracts
In order to reduce exposure to foreign exchange rate volatility related to our foreign LPG operations, through September 30, 2016, we entered into forward foreign currency exchange contracts to hedge a portion of anticipated U.S. dollar-denominated LPG product purchases primarily during the heating-season months of October through March. We account for these foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. At September 30, 2018, the amount of net gains associated with these contracts expected to be reclassified into earnings during the next twelve months based upon current fair values is $1.1.
Beginning October 1, 2016, in order to reduce the volatility in net income associated with our foreign operations, principally as a result of changes in the U.S. dollar exchange rate to the euro and British pound sterling, we have entered into forward foreign currency exchange contracts. Because these contracts do not qualify for hedge accounting treatment, realized and unrealized gains and losses on these contracts are recorded in “Gain (loss) on foreign currency contracts, net” on the Consolidated Statements of Income.
From time to time we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency exchange contracts as net investment hedges. At September 30, 2018 and 2017, there were no unsettled net investment hedges outstanding. In October 2018, in connection with entering into the 2018 UGI International Credit Facilities Agreement and the UGI International Senior Notes, we designated the borrowings under these agreements as net investment hedges (see Note 5).
Cross-currency Swaps
Prior to its repayment on October 25, 2018 (see Note 5), Flaga entered into cross-currency swaps to hedge its exposure to the variability in expected future cash flows associated with the foreign currency and interest rate risk of its U.S. dollar denominated variable-rate term loan. These cross-currency hedges included initial and final exchanges of principal from a fixed euro denomination to a fixed U.S. dollar-denominated amount, to be exchanged at a specified rate, which was determined by the market spot rate on the date of issuance. These cross-currency swaps also included interest rate swaps of a floating U.S. dollar-denominated interest rate to a fixed euro-denominated interest rate. We designated these cross-currency swaps as cash flow hedges.
At September 30, 2018, the amount of net gains associated with such cross-currency swaps expected to be reclassified into earnings during the next twelve months is not material.

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at September 30, 2018 and 2017 and the final settlement date of the Company's open derivative transactions as of September 30, 2018, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	2018	2017
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	September 2019	23.2	14.8
FTRs contracts	Kilowatt hours	N/A	—	101.2
Non-utility Operations
LPG swaps	Gallons	September 2020	394.3	325.5
Natural gas futures, forward and pipeline contracts	Dekatherms	October 2022	159.7	75.9
Natural gas basis swap contracts	Dekatherms	March 2023	54.4	104.2
NYMEX natural gas storage	Dekatherms	May 2019	1.8	1.9
NYMEX propane storage	Gallons	April 2019	0.6	0.3
Electricity long forward and futures contracts	Kilowatt hours	May 2022	4,307.6	4,440.3
Electricity short forward and futures contracts	Kilowatt hours	March 2022	359.3	447.0
Interest Rate Risk:
Interest rate swaps	Euro	October 2020	€585.8	€645.8
Interest rate swaps	USD	July 2022	$114.1	$—
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2021	$512.2	$424.8
Cross-currency swaps	USD	April 2020	$49.9	$59.1
Derivative Instrument Credit Risk
We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At September 30, 2018 and 2017, restricted cash in brokerage accounts totaled $9.6 and $10.3, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at September 30, 2018. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At September 30, 2018, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Fair Value of Derivative Instruments
The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting, as of September 30, 2018 and 2017:

	2018	2017
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$1.5	$3.2
Cross-currency contracts	0.9	—
	2.4	3.2
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	3.0	1.7
Derivatives not designated as hedging instruments:
Commodity contracts	208.0	102.4
Foreign currency contracts	19.1	9.0
	227.1	111.4
Total derivative assets – gross	232.5	116.3
Gross amounts offset in the balance sheet	(34.3)	(35.7)
Cash collateral received	(12.2)	(8.3)
Total derivative assets – net	$186.0	$72.3

Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$(0.4)	$(5.5)
Cross-currency contracts	—	(2.9)
Interest rate contracts	(1.0)	(2.3)
	(1.4)	(10.7)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(0.1)	(1.5)
Derivatives not designated as hedging instruments:
Commodity contracts	(43.3)	(37.6)
Foreign currency contracts	(14.0)	(32.7)
	(57.3)	(70.3)
Total derivative liabilities – gross	(58.8)	(82.5)
Gross amounts offset in the balance sheet	34.3	35.7
Total derivative liabilities – net	$(24.5)	$(46.8)

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Effects of Derivative Instruments
The following tables provide information on the effects of derivative instruments on the Consolidated Statements of Income and changes in AOCI for Fiscal 2018, Fiscal 2017 and Fiscal 2016:

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income			Location of Gain (Loss) Reclassified from AOCI and Noncontrolling Interests into Income
	2018	2017	2016	2018	2017	2016
Cash Flow Hedges:
Foreign currency contracts	$0.4	$0.2	$3.6	$(3.0)	$17.8	$17.2	Cost of sales
Cross-currency contracts	1.2	0.5	0.1	1.1	(0.1)	0.4	Interest expense /other operating income, net
Interest rate contracts	0.2	1.5	(32.5)	(5.0)	(3.9)	(4.5)	Interest expense
Total	$1.8	$2.2	$(28.8)	$(6.9)	$13.8	$13.1

	Gain (Loss) Recognized in Income			Location of Gain (Loss) Recognized in Income
	2018	2017	2016
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$155.4	$166.0	$(65.0)	Cost of sales
Commodity contracts	(5.3)	(2.0)	(2.2)	Revenues
Commodity contracts	0.3	0.2	(0.1)	Operating and administrative expenses / other operating income, net
Foreign currency contracts	16.2	(23.8)	—	Gain (loss) on foreign currency contracts, net
Total	$166.6	$140.4	$(67.3)
For Fiscal 2018 and Fiscal 2017, the amounts of derivative gains or losses representing ineffectiveness, and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing, were not material. For Fiscal 2016 the amounts of derivative gains or losses representing ineffectiveness were losses of $5.5, which were recorded in “Other operating income, net,” on the Consolidated Statements of Income and are related to interest rate swap agreements at UGI France SAS prior to their amendments in March 2016.
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

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

Changes in AOCI during Fiscal 2018, Fiscal 2017 and Fiscal 2016 are as follows:

	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI - September 30, 2015	$(20.4)	$11.2	$(105.4)	$(114.6)
Other comprehensive loss before reclassification adjustments (after-tax)	(10.9)	(16.5)	(6.8)	(34.2)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	2.6	(13.1)	—	(10.5)
Reclassification adjustments tax (benefit) expense	(0.4)	5.0	—	4.6
Reclassification adjustments (after-tax)	2.2	(8.1)	—	(5.9)
Other comprehensive loss attributable to UGI	(8.7)	(24.6)	(6.8)	(40.1)
AOCI - September 30, 2016	$(29.1)	$(13.4)	$(112.2)	$(154.7)
Other comprehensive income before reclassification adjustments (after-tax)	6.5	1.7	59.4	67.6
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	5.5	(13.8)	—	(8.3)
Reclassification adjustments tax (benefit) expense	(2.1)	4.1	—	2.0
Reclassification adjustments (after-tax)	3.4	(9.7)	—	(6.3)
Other comprehensive income (loss) attributable to UGI	9.9	(8.0)	59.4	61.3
AOCI - September 30, 2017	$(19.2)	$(21.4)	$(52.8)	$(93.4)
Other comprehensive income (loss) before reclassification adjustments (after-tax)	10.4	1.0	(30.5)	(19.1)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	(3.3)	6.9	—	3.6
Reclassification adjustments tax expense (benefit)	1.1	(2.6)	—	(1.5)
Reclassification adjustments (after-tax)	(2.2)	4.3	—	2.1
Other comprehensive income (loss) attributable to UGI	8.2	5.3	(30.5)	(17.0)
AOCI - September 30, 2018	$(11.0)	$(16.1)	$(83.3)	$(110.4)
For additional information on amounts reclassified from AOCI relating to derivative instruments, see Note 17.

Note 19 — Other Operating Income, Net
Other operating income, net, comprises the following:

	2018	2017	2016
Finance charges	$16.4	$11.8	$15.2
AFUDC associated with pipeline projects	—	5.5	3.3
Interest and interest-related income	3.2	1.7	0.2
Utility non-tariff service income	2.8	1.5	2.6
Loss on private equity partnership investment	—	(11.0)	—
Gains (losses) on sales of fixed assets, net	5.3	(3.9)	3.3
Other, net	3.6	4.9	(2.2)
Total other operating income, net	$31.3	$10.5	$22.4

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

	December 31,		March 31,		June 30,		September 30,
	2017 (a)	2016 (b)(d)	2018 (a)	2017 (d)	2018 (a) (c)	2017 (d)	2018 (a)	2017 (b)
Revenues	$2,125.2	$1,679.5	$2,812.0	$2,173.8	$1,440.9	$1,153.5	$1,273.1	$1,113.9
Operating income (loss)	$391.8	$466.2	$589.5	$513.2	$28.5	$(2.8)	$54.3	$27.6
Net income (loss) including noncontrolling interests	$434.2	$290.9	$407.7	$311.8	$(11.7)	$(62.2)	$(7.8)	$(16.7)
Net income (loss) attributable to UGI Corporation	$365.9	$230.7	$276.0	$219.9	$52.4	$(19.0)	$24.4	$5.0
Earnings (loss) per common share attributable to UGI Corporation stockholders:
Basic	$2.11	$1.33	$1.59	$1.27	$0.30	$(0.11)	$0.14	$0.03
Diluted	$2.07	$1.30	$1.57	$1.24	$0.30	$(0.11)	$0.14	$0.03
Weighted-average common shares outstanding (thousands):
Basic	173,670	173,512	173,570	173,624	173,991	173,742	174,391	173,769
Diluted	176,948	176,984	176,350	177,136	176,807	173,742	177,506	177,175

(a)
The quarters ended December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018, include the impact of adjustments to remeasure net deferred income tax liabilities associated with (1) the TCJA, including adjustments to provisional amounts, which increased (decreased) net income by $166.0, $5.3, $0.8 and $(5.8), respectively, and (2) the 2017 French Finance Bills which increased (decreased) net income by $17.3, $(3.7), $(0.1) and $(1.4), respectively (see Note 6).

(b)
The quarters ended December 31, 2016 and September 30, 2017, include the beneficial impact of adjustments to net deferred income tax liabilities associated with a change in the French income tax rate of $27.4 and $1.6, respectively (see Note 6).

(c)	Includes the impact of the impairment of Partnership tradenames and trademarks which decreased net income attributable to UGI by $14.5 (see Notes 11 and 16).

(d)
The quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 include loss on extinguishments of debt at AmeriGas Partners which reduced net income attributable to UGI by $5.3, $3.6 and $0.7, respectively (see Note 5).

Note 21 — Segment Information
Our operations comprise four reportable segments generally based upon products or services sold, geographic location and regulatory environment: (1) AmeriGas Propane; (2) UGI International; (3) Midstream & Marketing; and (4) UGI Utilities.

AmeriGas Propane derives its revenues principally from the sale of propane and related equipment and supplies to retail customers in all 50 states. UGI International derives its revenues principally from the distribution of LPG to retail customers in France and in northern, central and eastern European countries.  In addition, UGI International derives revenue from natural gas marketing businesses in France, Belgium and the United Kingdom and a natural gas and electricity marketing business in the Netherlands. Midstream & Marketing derives its revenues principally from the sale of natural gas and, to a lesser extent, electricity, LPG and fuel oil as well as revenues and fees from storage, pipeline transportation and natural gas production activities primarily in the Mid-Atlantic region of the U.S. Midstream & Marketing also derives revenues from the sale of electricity through PJM, a regional electricity transmission organization in the eastern U.S., and, to a lesser extent, also from contracting services provided by HVAC to customers in portions of eastern and central Pennsylvania. UGI Utilities derives its revenues principally from the sale and distribution of natural gas to customers in eastern and central Pennsylvania and, to a lesser extent, from the sale and distribution of electricity in two northeastern Pennsylvania counties.

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
No single customer represents more than ten percent of our consolidated revenues. In addition, all of our reportable segments’ revenues, other than those of UGI International, are derived from sources within the United States, and all of our reportable segments’ long-lived assets, other than those of UGI International, are located in the United States. The amounts of revenues and long-lived assets associated with our operations in France represent approximately 20% and 15% of the respective consolidated amounts.

	Total	Elim- inations		AmeriGas Propane		UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
2018 (f)
Revenues from external customers	$7,651.2	$—		$2,823.0		$2,683.8	$1,149.1		$998.5	$(3.2)
Intersegment revenues	$—	$(370.8)	(c)	$—		$—	$272.6		$93.9	$4.3
Cost of sales	$4,074.9	$(366.6)	(c)	$1,314.7		$1,620.1	$1,090.8		$522.9	$(107.0)
Operating income	$1,064.1	$0.3		$347.2	(e)	$223.1	$173.9		$237.5	$82.1
Income (loss) from equity investees	$4.3	$—		$—		$(0.5)	$4.8	(d)	$—	$—
Gain (loss) on foreign currency contracts, net	$16.2	$—		$—		$(12.7)	$—		$—	$28.9
Interest expense	$(230.1)	$—		$(163.1)		$(21.1)	$(2.4)		$(42.9)	$(0.6)
Income before income taxes	$854.5	$0.3		$184.1		$188.8	$176.3		$194.6	$110.4
Net income attributable to UGI	$718.7	$(1.1)		$174.7		$138.6	$196.8		$148.9	$60.8
Depreciation and amortization	$455.1	$(0.3)		$185.8		$140.6	$43.5		$84.6	$0.9
Noncontrolling interests’ net income (loss)	$103.7	$—		$97.6		$(3.0)	$—		$—	$9.1
Partnership Adjusted EBITDA (a)				$605.5
Total assets	$11,980.9	$(125.3)		$3,933.9		$3,279.0	$1,328.9		$3,266.6	$297.8
Short-term borrowings	$424.9	$—		$232.0		$1.4	$2.0		$189.5	$—
Capital expenditures (including the effects of accruals)	$597.0	$—		$101.3		$111.4	$43.1		$338.5	$2.7
Investments in equity investees	$87.6	$—		$—		$12.8	$74.8		$—	$—
Goodwill	$3,160.4	$—		$2,003.0		$963.7	$11.6		$182.1	$—

2017
Revenues from external customers	$6,120.7	$—		$2,453.5		$1,877.5	$943.0		$847.5	$(0.8)
Intersegment revenues	$—	$(222.7)	(c)	$—		$—	$178.2		$40.1	$4.4
Cost of sales	$2,837.3	$(218.3)	(c)	$1,002.9		$935.3	$856.7		$367.3	$(106.6)
Operating income	$1,004.2	$0.3		$355.3		$195.7	$139.2		$228.3	$85.4
Income from equity investees	$4.3	$—		$—		$—	$4.3	(d)	$—	$—
Loss on foreign currency contracts, net	$(23.9)	$—		$—		$(0.1)	$—		$—	$(23.8)
Loss on extinguishments of debt	$(59.7)	$—		$(59.7)		$—	$—		$—	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

	Total	Elim- inations		AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other (b)
Interest expense	$(223.5)	$—		$(160.2)	$(20.6)	$(2.1)	$(40.2)	$(0.4)
Income before income taxes	$701.4	$0.3		$135.4	$175.0	$141.4	$188.1	$61.2
Net income attributable to UGI	$436.6	$0.1		$44.6	$158.6	$86.9	$116.0	$30.4
Depreciation and amortization	$416.3	$(0.2)		$190.5	$117.4	$35.4	$72.3	$0.9
Noncontrolling interests’ net income	$87.2	$—		$64.4	$0.2	$—	$—	$22.6
Partnership Adjusted EBITDA (a)				$551.3
Total assets	$11,582.2	$(51.5)		$4,069.4	$3,132.0	$1,165.5	$2,994.0	$272.8
Short-term borrowings	$366.9	$—		$140.0	$17.9	$39.0	$170.0	$—
Capital expenditures (including the effects of accruals)	$624.3	$—		$98.1	$90.3	$117.5	$317.7	$0.7
Investments in equity investees	$59.1	$—		$—	$8.1	$51.0	$—	$—
Goodwill	$3,107.2	$—		$2,001.3	$912.2	$11.6	$182.1	$—

2016
Revenues from external customers	$5,685.7	$—		$2,311.8	$1,868.8	$752.3	$751.4	$1.4
Intersegment revenues	$—	$(133.9)	(c)	$—	$—	$114.3	$17.1	$2.5
Cost of sales	$2,437.5	$(131.5)	(c)	$864.8	$903.8	$602.2	$289.8	$(91.6)
Operating income	$988.0	$0.2		$356.3	$206.6	$146.7	$200.9	$77.3
Loss from equity investees	$(0.2)	$—		$—	$(0.2)	$—	$—	$—
Loss on extinguishments of debt	$(48.9)	$—		$(48.9)	$—	$—	$—	$—
Interest expense	$(228.9)	$—		$(164.1)	$(24.4)	$(2.1)	$(37.6)	$(0.7)
Income before income taxes	$710.0	$0.2		$143.3	$182.0	$144.6	$163.3	$76.6
Net income attributable to UGI	$364.7	$0.1		$43.2	$111.6	$87.1	$97.4	$25.3
Depreciation and amortization	$400.9	$(0.2)		$190.0	$112.4	$30.6	$67.3	$0.8
Noncontrolling interests’ net income	$124.1	$—		$75.9	$—	$—	$—	$48.2
Partnership Adjusted EBITDA (a)				$543.0
Total assets	$10,847.2	$(136.6)		$4,071.8	$2,865.1	$1,038.2	$2,743.1	$265.6
Short-term borrowings	$291.7	$—		$153.2	$0.5	$25.5	$112.5	$—
Capital expenditures (including the effects of accruals)	$604.6	$—		$101.7	$99.9	$140.4	$262.5	$0.1
Investments in equity investees	$25.9	$—		$—	$8.5	$17.4	$—	$—
Goodwill	$2,989.0	$—		$1,978.3	$817.0	$11.6	$182.1	$—

UGI Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Currency in millions, except per share amounts and where indicated otherwise)

(a)	The following table provides a reconciliation of Partnership Adjusted EBITDA to AmeriGas Propane income before income taxes:

	2018	2017	2016
Partnership Adjusted EBITDA	$605.5	$551.3	$543.0
Depreciation and amortization	(185.8)	(190.5)	(190.0)
Interest expense	(163.1)	(160.2)	(164.1)
Impairment of Partnership tradenames and trademarks	(75.0)	—	—
Loss on extinguishments of debt	—	(59.7)	(48.9)
MGP environmental accrual	—	(7.5)	—
Noncontrolling interest (i)	2.5	2.0	3.3
Income before income taxes	$184.1	$135.4	$143.3

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Includes net pre-tax gains on commodity and certain foreign currency derivative instruments not associated with current-period transactions (including such amounts attributable to noncontrolling interests) totaling $132.8, $82.0 and $91.6 in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Fiscal 2017 also includes a pre-tax loss of $11.0 associated with the impairment of a cost basis investment (see Note 2).

(c)	Represents the elimination of intersegment transactions principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(d)	Represents AFUDC associated with PennEast (see Note 2).

(e)	Includes pre-tax impairment charge of $75.0 as a result of a plan to discontinue the use of certain Partnership tradenames and trademarks (see Note 11).

(f)	Fiscal 2018 results include impacts from the TCJA in the U.S. See Notes 6 and 8 for additional information.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions of dollars)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$13.4	$15.8
Accounts receivable – related parties	12.8	4.5
Prepaid expenses and other current assets	10.5	15.6
Total current assets	36.7	35.9
Property, plant and equipment, net	2.6	0.4
Investments in subsidiaries	3,652.0	3,119.7
Other assets	71.9	82.0
Total assets	$3,763.2	$3,238.0
LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts and notes payable	$14.9	$12.3
Accrued liabilities	6.7	5.9
Total current liabilities	21.6	18.2
Noncurrent liabilities	60.2	56.5
Commitments and contingencies (Note 1)
Common stockholders’ equity:
Common Stock, without par value (authorized – 450,000,000 shares; issued – 174,142,997 and 173,987,691 shares, respectively)	1,200.8	1,188.6
Retained earnings	2,610.7	2,106.7
Accumulated other comprehensive loss	(110.4)	(93.4)
Treasury stock, at cost	(19.7)	(38.6)
Total common stockholders’ equity	3,681.4	3,163.3
Total liabilities and common stockholders’ equity	$3,763.2	$3,238.0

Note 1 — Commitments and Contingencies:
At September 30, 2018, UGI Corporation had agreed to indemnify the issuers of $70.3 of surety bonds issued on behalf of certain UGI subsidiaries. UGI Corporation is authorized to guarantee up to $500.0 of obligations to suppliers and customers of Energy Services, LLC and subsidiaries of which $448.5 of such obligations were outstanding as of September 30, 2018.

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF INCOME
(Millions of dollars, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Revenues	$—	$—	$—
Costs and expenses:
Operating and administrative expenses	64.7	46.3	45.7
Other operating income, net (a)	(52.2)	(45.9)	(45.3)
	12.5	0.4	0.4
Operating loss	(12.5)	(0.4)	(0.4)
Intercompany interest income	0.1	—	0.1
Loss before income taxes	(12.4)	(0.4)	(0.3)
Income tax expense (benefit)	6.1	(5.7)	(4.0)
(Loss) income before equity in income of unconsolidated subsidiaries	(18.5)	5.3	3.7
Equity in income of unconsolidated subsidiaries	737.2	431.3	361.0
Net income attributable to UGI Corporation	$718.7	$436.6	$364.7
Other comprehensive income (loss)	3.4	1.3	(1.1)
Equity in other comprehensive (loss) income of unconsolidated subsidiaries	(20.4)	60.0	(39.0)
Comprehensive income attributable to UGI Corporation	$701.7	$497.9	$324.6
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$4.13	$2.51	$2.11
Diluted	$4.06	$2.46	$2.08
Weighted - average common shares outstanding (thousands):
Basic	173,908	173,662	173,154
Diluted	176,905	177,159	175,572

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

UGI CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
(Millions of dollars)

	Year Ended September 30,
	2018	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES (a)	$208.2	$253.2	$195.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(2.3)	(0.4)	—
Net investments in unconsolidated subsidiaries	(6.5)	(40.7)	(8.9)
Net cash used by investing activities	(8.8)	(41.1)	(8.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Common Stock	(176.9)	(168.9)	(160.7)
Repurchases of UGI Common Stock	(59.8)	(43.3)	(47.6)
Issuances of Common Stock	34.9	11.0	24.5
Other	—	0.1	—
Net cash used by financing activities	(201.8)	(201.1)	(183.8)
Cash and cash equivalents (decrease) increase	$(2.4)	$11.0	$2.9
Cash and cash equivalents:
End of year	$13.4	$15.8	$4.8
Beginning of year	15.8	4.8	1.9
(Decrease) increase	$(2.4)	$11.0	$2.9

(a)	Includes dividends received from unconsolidated subsidiaries of $190.5, $241.9 and $193.1 for the years ended September 30, 2018, 2017 and 2016, respectively.

UGI CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Millions of dollars)

	Balance at beginning of year	Charged (credited) to costs and expenses	Other		Balance at end of year
Year Ended September 30, 2018
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$26.9	$35.6	$(27.4)	(1)	$35.1

Other reserves:
Deferred tax assets valuation allowance	$107.1	$9.7	$—		$116.8

Year Ended September 30, 2017
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$27.3	$30.7	$(31.1)	(1)	$26.9
Other reserves:
Deferred tax assets valuation allowance	$114.3	$(7.6)	$0.4	(2)	$107.1

Year Ended September 30, 2016
Reserves deducted from assets in the consolidated balance sheet:
Allowance for doubtful accounts	$29.7	$21.7	$(24.1)	(1)	$27.3
Other reserves:
Deferred tax assets valuation allowance	$131.3	$(5.8)	$(8.8)	(2)	$114.3
			(2.4)	(3)

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Foreign tax credit valuation allowance adjustment.

(3)	Decrease in unusable foreign operating loss carryforwards.

S-4