Form 10-Q
period 2019-03-31
UGI CORP /PA/
filed 2019-05-08
CIK 884614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
Commission file number 1-11071
UGI CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2668356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

460 North Gulph Road, King of Prussia, PA	19406
(Address of principal executive offices)	(Zip Code)
(610) 337-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, without par value	Trading Symbol(s): UGI	Name of each exchange on which registered: New York Stock Exchange, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 30, 2019, there were 174,183,724 shares of UGI Corporation Common Stock, without par value, outstanding.

UGI CORPORATION AND SUBSIDIARIES

i

GLOSSARY OF TERMS AND ABBREVIATIONS

Terms and abbreviations used in this Form 10-Q are defined below:

UGI Corporation and Related Entities

AmeriGas OLP - AmeriGas Propane, L.P., the principal operating subsidiary of AmeriGas Partners
AmeriGas Partners - AmeriGas Partners, L.P., a publicly traded limited partnership. AmeriGas Partners, L.P. is also referred to as the “Partnership”
AmeriGas Propane - Reportable segment comprising AmeriGas Propane, Inc. and its subsidiaries, including AmeriGas Partners and AmeriGas OLP
AmeriGas Propane Holdings, Inc. - A Delaware corporation and an indirect wholly-owned subsidiary of UGI

AmeriGas Propane Holdings, LLC - A Delaware limited liability company and an indirect wholly-owned subsidiary of UGI. Also referred to as the Merger Sub

AmeriGas Propane, Inc. - A wholly owned second-tier subsidiary of UGI and the general partner of AmeriGas Partners and AmeriGas OLP. Also referred to as the General Partner
AvantiGas - AvantiGas Limited, a wholly owned subsidiary of UGI International, LLC
Company - UGI and its consolidated subsidiaries collectively
CPG - UGI Central Penn Gas, Inc., a wholly owned subsidiary of UGI Utilities prior to October 1, 2018
DVEP - DVEP Investeringen B.V., a wholly owned subsidiary of UGI International, LLC
Electric Utility - UGI Utilities’ regulated electric distribution utility
Energy Services - UGI Energy Services, LLC, a wholly owned subsidiary of Enterprises
Enterprises - UGI Enterprises, LLC, a wholly owned subsidiary of UGI
ESFC - Energy Services Funding Corporation, a wholly owned subsidiary of Energy Services
Finagaz - The retail LPG distribution business of Totalgaz SAS acquired on May 29, 2015
Flaga - Flaga GmbH, a wholly owned subsidiary of UGI International, LLC
Gas Utility - UGI Utilities’ regulated natural gas distribution businesses, comprising the natural gas utility businesses owned and operated by UGI Utilities and, prior to the Utility Merger, PNG and CPG
General Partner - AmeriGas Propane, Inc., the general partner of AmeriGas Partners and AmeriGas OLP
GP Audit Committee - The audit committee of the GP Board
GP Board - The board of directors of the General Partner
HVAC - UGI HVAC Enterprises, Inc., a wholly owned subsidiary of Enterprises
Merger Sub - AmeriGas Propane Holdings, LLC
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
2018 Annual Report - UGI Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including annual financial statements and footnotes amended in the Current Report on Form 8-K dated May 6, 2019.
2018 six-month period - Six-month period ended March 31, 2018
2018 three-month period - Three-month period ended March 31, 2018
2018 UGI International Credit Facilities Agreement - A five-year unsecured Senior Facilities Agreement entered into by UGI International, LLC comprising a €300 million term loan facility and a €300 million revolving credit facility maturing October 2023
2019 six-month period - Six-month period ended March 31, 2019
2019 three-month period - Three-month period ended March 31, 2019
AFUDC - Allowance for funds used during construction
AOCI - Accumulated other comprehensive income (loss)
ASC - Accounting Standards Codification
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
CODM - Chief Operating Decision Maker as defined in ASC 280, “Segment Reporting”

Common Units - Limited partnership ownership interests in AmeriGas Partners
Core market - Comprises (1) firm residential, commercial and industrial customers for whom UGI Utilities has a statutory obligation to serve who purchase their natural gas or electricity from UGI Utilities; and (2) residential, commercial and industrial customers for whom UGI Utilities has a statutory obligation to serve who purchase their natural gas or electricity from others
December 2017 French Finance Bills - The French Finance Bill for 2018 and the second amendment to the French Finance Bill for 2017 (also referred to as French Finance Bill)
DS - Default service
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
LIBOR - London Inter-bank Offered Rate
LNG - Liquefied natural gas
LPG - Liquefied petroleum gases
MDPSC - Maryland Public Service Commission
Merger Agreement - Agreement and Plan of Merger, dated as of April 1, 2019, among UGI, AmeriGas Propane Holdings, Inc., AmeriGas Propane Holdings, LLC, AmeriGas Partners and AmeriGas Propane

MGP - Manufactured gas plant
NOAA - National Oceanic and Atmospheric Administration
NPNS - Normal purchase and normal sale
NYDEC - New York State Department of Environmental Conservation
NYISO - New York Independent System Operator
NYMEX - New York Mercantile Exchange
PADEP - Pennsylvania Department of Environmental Protection
PAPUC - Pennsylvania Public Utility Commission
Partnership Adjusted EBITDA - A non-GAAP financial measure used by UGI to evaluate the Partnership’s performance consisting of Partnership earnings before interest expense, income taxes, depreciation and amortization as adjusted for the effects of gains and losses on commodity derivative instruments not associated with current-period transactions and other gains and losses that competitors do not necessarily have

Partnership Agreement - Fourth Amended and Restated Agreement of Limited Partnership of AmeriGas Partners, L.P. dated as of July 27, 2009, as amended
PGC - Purchased gas costs
PJM - PJM Interconnection, LLC
Proposed Merger - The transaction contemplated by the Merger Agreement pursuant to which AmeriGas Propane Holdings, LLC will merge with and into the Partnership, with the Partnership surviving as an indirect wholly owned subsidiary of UGI

PRP - Potentially responsible party
Receivables Facility - A receivables purchase facility of Energy Services with an issuer of receivables-backed commercial paper
Retail core-market - Comprises firm residential, commercial and industrial customers for whom UGI Utilities has a statutory obligation to serve that purchase their natural gas from Gas Utility
ROD - Records of Decision
SCAA - Storage contract administrative agreements
SEC - U.S. Securities and Exchange Commission
Special Meeting - Special meeting of holders of Common Units to be held at a future date to approve (i) the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, (ii) the adjournment of the Special Meeting, if necessary, to solicit additional proxies if there are not sufficient votes to approve the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the time of the Special Meeting and (iii) a non-binding advisory vote regarding certain compensation arrangements that may be payable to AmeriGas Partners’ named executive officers in connection with the completion of the Proposed Merger

Support Agreement - Agreement between the Partnership and the General Partner, dated as of April 1, 2019, pursuant to which the General Partner has agreed to vote all Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, at the Special Meeting

TCJA - Tax Cuts and Jobs Act

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
Western Missouri District Court - The United States District Court for the Western District of Missouri

UGI CORPORATION AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(Millions of dollars)

	March 31, 2019	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$492.1	$452.6	$474.8
Restricted cash	26.3	9.6	10.6
Accounts receivable (less allowances for doubtful accounts of $43.6, $35.1 and $44.6, respectively)	1,231.4	751.9	1,272.7
Accrued utility revenues	52.1	14.0	62.3
Inventories	222.0	318.2	228.3
Utility regulatory assets	1.3	7.5	2.9
Derivative instruments	32.2	142.5	36.6
Prepaid expenses and other current assets	122.6	191.8	133.9
Total current assets	2,180.0	1,888.1	2,222.1
Property, plant and equipment, at cost (less accumulated depreciation of $3,274.6, $3,153.9 and $3,141.2, respectively)	5,917.0	5,808.2	5,716.6
Goodwill	3,147.8	3,160.4	3,218.1
Intangible assets, net	488.3	513.6	627.1
Utility regulatory assets	298.0	293.5	358.7
Derivative instruments	22.8	43.5	12.0
Other assets	297.0	273.6	290.7
Total assets	$12,350.9	$11,980.9	$12,445.3
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$18.0	$18.8	$86.0
Short-term borrowings	341.0	424.9	302.8
Accounts payable	652.1	561.8	600.3
Derivative instruments	31.0	11.7	28.9
Other current liabilities	735.2	714.9	799.5
Total current liabilities	1,777.3	1,732.1	1,817.5
Long-term debt	4,283.8	4,146.5	4,192.8
Deferred income taxes	970.8	991.9	905.9
Derivative instruments	16.5	12.8	25.0
Other noncurrent liabilities	986.5	997.6	1,083.1
Total liabilities	8,034.9	7,880.9	8,024.3
Commitments and contingencies (Note 11)
Equity:
UGI Corporation stockholders’ equity:
UGI Common Stock, without par value (authorized — 450,000,000 shares; issued — 174,596,873, 174,142,997 and 174,015,641 shares, respectively)	1,219.0	1,200.8	1,193.4
Retained earnings	2,818.2	2,610.7	2,656.6
Accumulated other comprehensive loss	(160.8)	(110.4)	(34.1)
Treasury stock, at cost	(23.4)	(19.7)	(41.6)
Total UGI Corporation stockholders’ equity	3,853.0	3,681.4	3,774.3
Noncontrolling interests, principally in AmeriGas Partners	463.0	418.6	646.7
Total equity	4,316.0	4,100.0	4,421.0
Total liabilities and equity	$12,350.9	$11,980.9	$12,445.3
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues	$2,606.1	$2,812.0	$4,806.3	$4,937.2
Costs and expenses:
Cost of sales (excluding depreciation and amortization shown below)	1,426.9	1,560.2	2,851.9	2,697.6
Operating and administrative expenses	536.7	554.7	1,039.9	1,041.6
Depreciation and amortization	108.9	112.2	220.1	222.5
Other operating income, net	(5.2)	(6.1)	(12.1)	(10.5)
	2,067.3	2,221.0	4,099.8	3,951.2
Operating income	538.8	591.0	706.5	986.0
Income from equity investees	1.6	0.7	3.1	1.7
Loss on extinguishments of debt	—	—	(6.1)	—
Other non-operating income (expense), net	7.9	(12.5)	16.9	(20.5)
Interest expense	(61.0)	(58.1)	(121.2)	(116.3)
Income before income taxes	487.3	521.1	599.2	850.9
Income tax expense	(90.6)	(113.4)	(114.0)	(9.0)
Net income including noncontrolling interests	396.7	407.7	485.2	841.9
Deduct net income attributable to noncontrolling interests, principally in AmeriGas Partners	(151.3)	(131.7)	(175.6)	(200.0)
Net income attributable to UGI Corporation	$245.4	$276.0	$309.6	$641.9
Earnings per common share attributable to UGI Corporation stockholders:
Basic	$1.41	$1.59	$1.77	$3.70
Diluted	$1.38	$1.57	$1.74	$3.63
Weighted-average common shares outstanding (thousands):
Basic	174,501	173,570	174,461	173,617
Diluted	177,318	176,350	177,446	176,646
Dividends declared per common share	$0.26	$0.25	$0.52	$0.50
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(Millions of dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income including noncontrolling interests	$396.7	$407.7	$485.2	$841.9
Other comprehensive income (loss):
Net losses on derivative instruments (net of tax of $1.0, $0.7, $1.4 and $0.9, respectively)	(1.2)	(1.6)	(2.7)	(2.0)
Reclassifications of net losses on derivative instruments (net of tax of $0.0, $(1.5), $(0.3) and $(1.4), respectively)	—	2.8	0.7	2.4
Foreign currency adjustments (net of tax of $(7.7), $0.0, $(4.9) and $0.0, respectively)	(26.8)	35.9	(42.4)	58.2
Benefit plans (net of tax of $(0.1), $(0.1), $(0.2) and $(0.3), respectively)	0.3	0.3	0.6	0.7
Other comprehensive (loss) income	(27.7)	37.4	(43.8)	59.3
Comprehensive income including noncontrolling interests	369.0	445.1	441.4	901.2
Deduct comprehensive income attributable to noncontrolling interests, principally in AmeriGas Partners	(151.3)	(131.7)	(175.6)	(200.0)
Comprehensive income attributable to UGI Corporation	$217.7	$313.4	$265.8	$701.2
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Millions of dollars)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$485.2	$841.9
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	220.1	222.5
Deferred income tax benefit, net	(28.9)	(191.5)
Provision for uncollectible accounts	22.2	24.8
Changes in unrealized gains and losses on derivative instruments	161.2	41.5
Loss on extinguishments of debt	6.1	—
Other, net	2.9	18.0
Net change in:
Accounts receivable and accrued utility revenues	(538.6)	(676.0)
Inventories	93.5	57.0
Utility deferred fuel and power costs, net of changes in unsettled derivatives	(17.0)	31.5
Accounts payable	121.1	136.2
Derivative instruments collateral deposits paid	(12.2)	(8.0)
Other current assets	65.0	(18.3)
Other current liabilities	37.0	99.8
Net cash provided by operating activities	617.6	579.4
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(340.6)	(266.1)
Acquisitions of businesses and assets, net of cash acquired	(58.5)	(174.3)
Other, net	5.8	9.0
Net cash used by investing activities	(393.3)	(431.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on UGI Common Stock	(90.5)	(86.6)
Distributions on AmeriGas Partners publicly held Common Units	(131.5)	(131.5)
Issuances of long-term debt, net of issuance costs	878.1	124.3
Repayments of long-term debt	(724.3)	(64.3)
Decrease in short-term borrowings	(81.9)	(38.7)
Receivables Facility net repayments	(2.0)	(29.0)
Issuances of UGI Common Stock	11.8	3.1
Repurchases of UGI Common Stock	(16.9)	(14.1)
Other, net	(3.4)	(3.4)
Net cash used by financing activities	(160.6)	(240.2)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7.5)	8.9
Cash, cash equivalents and restricted cash increase (decrease)	$56.2	$(83.3)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash at end of period	$518.4	$485.4
Cash, cash equivalents and restricted cash at beginning of period	462.2	568.7
Cash, cash equivalents and restricted cash increase (decrease)	$56.2	$(83.3)
See accompanying notes to condensed consolidated financial statements.

UGI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Common stock, without par value
Balance, beginning of period	$1,206.5	$1,189.3	$1,200.8	$1,188.6
Common Stock issued in connection with employee and director plans (including losses on treasury stock transactions), net of tax withheld	5.7	(2.5)	9.4	(3.8)
Equity-based compensation expense	6.8	6.6	8.8	8.6
Balance, end of period	$1,219.0	$1,193.4	$1,219.0	$1,193.4
Retained earnings
Balance, beginning of period	$2,620.8	$2,429.3	$2,610.7	$2,106.7
Cumulative effect of change in accounting principle - ASC 606	—	—	(7.1)	—
Reclassification of stranded income tax effects related to TCJA	—	—	6.6	—
Losses on common stock transactions in connection with employee and director plans	(2.8)	(5.4)	(11.1)	(5.4)
Net income attributable to UGI	245.4	276.0	309.6	641.9
Cash dividends on UGI Common Stock ($0.26, $0.25, $0.52 and $0.50 per share, respectively)	(45.2)	(43.3)	(90.5)	(86.6)
Balance, end of period	$2,818.2	$2,656.6	$2,818.2	$2,656.6
Accumulated other comprehensive income (loss)
Balance, beginning of period	$(133.1)	$(71.5)	$(110.4)	$(93.4)
Reclassification of stranded income tax effects related to TCJA	—	—	(6.6)	—
Net losses on derivative instruments	(1.2)	(1.6)	(2.7)	(2.0)
Reclassification of net losses on derivative instruments	—	2.8	0.7	2.4
Benefit plans	0.3	0.3	0.6	0.7
Foreign currency adjustments	(26.8)	35.9	(42.4)	58.2
Balance, end of period	$(160.8)	$(34.1)	$(160.8)	$(34.1)
Treasury stock
Balance, beginning of period	$(24.8)	$(45.4)	$(19.7)	$(38.6)
Common Stock issued in connection with employee and director plans, net of tax withheld	3.8	10.3	16.0	13.0
Repurchases of UGI Common Stock	—	(4.6)	(16.9)	(14.1)
Reacquired UGI Common Stock - employee and director plans	(2.4)	(1.9)	(2.8)	(1.9)
Balance, end of period	$(23.4)	$(41.6)	$(23.4)	$(41.6)
Total UGI stockholders’ equity	$3,853.0	$3,774.3	$3,853.0	$3,774.3
Noncontrolling interests
Balance, beginning of period	$377.2	$580.4	$418.6	$577.6
Net income attributable to noncontrolling interests, principally in AmeriGas Partners	151.3	131.7	175.6	200.0
Dividends and distributions	(65.8)	(66.1)	(131.5)	(131.8)
Other	0.3	0.7	0.3	0.9
Balance, end of period	$463.0	$646.7	$463.0	$646.7
Total equity	$4,316.0	$4,421.0	$4,316.0	$4,421.0
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

We conduct a domestic propane marketing and distribution business through AmeriGas Partners. AmeriGas Partners is a publicly traded limited partnership that conducts a national propane distribution business through its principal operating subsidiary, AmeriGas OLP. AmeriGas Partners and AmeriGas OLP are Delaware limited partnerships. UGI’s wholly owned second-tier subsidiary, AmeriGas Propane, Inc., serves as the General Partner of AmeriGas Partners and AmeriGas OLP. At March 31, 2019, the General Partner held a 1% general partner interest and a 25.3% limited partner interest in AmeriGas Partners and held an effective 27.0% ownership interest in AmeriGas OLP. Our limited partnership interest in AmeriGas Partners comprises Common Units. The remaining 73.7% interest in AmeriGas Partners comprises Common Units held by the public. The General Partner also holds incentive distribution rights that entitle it to receive distributions from AmeriGas Partners in excess of its 1% general partner interest under certain circumstances as further described in Note 14 of the Company’s 2018 Annual Report. Incentive distributions received by the General Partner during the six months ended March 31, 2019 and 2018 were $22.9 and $22.7, respectively.

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

Proposed Merger

On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each outstanding Common Unit other than Common Units owned by UGI and its subsidiaries, including the General Partner, will be converted into the right to receive, at the election of each holder of such Common Units, one of the following forms of merger consideration:

(i)0.6378 shares of UGI common stock (such election, a "Share Election," such ratio of shares of UGI common stock received per Common Unit, the "Share Election Exchange Ratio");
(ii)$7.63 in cash, without interest, and 0.500 shares of UGI common stock (such election, a "Mixed Election," such ratio of shares of UGI common stock received per Common Unit, the "Mixed Election Exchange Ratio"); or
(iii)$35.325 in cash, without interest (such election, a "Cash Election").

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the Partnership’s unitholders, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019.

The Proposed Merger will be accounted for in accordance with ASC 810, Consolidation - Overall-Changes in a Parent’s Ownership Interest in a Subsidiary. Because UGI controls the Partnership before and after the Proposed Merger, the changes in UGI’s ownership interest in the Partnership resulting from the merger will be accounted for as an equity transaction and no gain or loss will be recognized in UGI’s consolidated income statement resulting from the merger. In addition, the carrying amounts of AmeriGas’ assets and liabilities will not be adjusted. Finally, the tax effects of the merger will be reported as adjustments to deferred income taxes and UGI stockholders’ equity.

See Note 17 for further information on the Proposed Merger.

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

Revenue Recognition. Effective October 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which, as amended, is included in ASC 606. This new accounting guidance supersedes previous revenue recognition requirements in ASC 605. ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted this new accounting guidance using the modified retrospective transition method to those contracts which were not completed as of October 1, 2018. Periods prior to October 1, 2018, have not been restated and continue to be reported in accordance with ASC 605. The Company recorded a $7.1 reduction to opening retained earnings as of October 1, 2018, to reflect the cumulative effect of ASC 606 on certain contracts not complete as of the date of adoption. The adoption of ASC 606 did not, and is not expected to, have a material impact on the amount or timing of our revenue recognition and on our consolidated net income, cash flows or financial position.

Certain revenues such as revenue from leases, financial instruments and other revenues are not within the scope of ASC 606 because they are not from contracts with customers. Such revenues are accounted for in accordance with other GAAP. Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues. Gross receipts taxes at Midstream & Marketing and Electric Utility are presented on a gross basis. The Company has elected to use the practical expedient to expense the costs to obtain contracts when incurred for contracts that have a term less than one year. The costs incurred to obtain contracts that have durations of longer than one year are not material.
See Note 4 for additional disclosures regarding the Company’s revenue from contracts with customers.
Restricted Cash. Restricted cash principally represents those cash balances in our commodity futures brokerage accounts that are restricted from withdrawal. Upon adoption of revised accounting guidance in October 2018 (see Note 3), changes in restricted cash is no longer reflected as a separate investing activity but included in cash, cash equivalents and restricted cash when reconciling the beginning and end of period total amounts in the Company’s Condensed Consolidated Statements of Cash Flows. The guidance required retrospective application, which resulted in adjustments to the previously reported cash flows from investing activities for the six months ended March 31, 2018, decreasing net cash used by investing activities by $0.3.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows.

	Cash, Cash Equivalents and Restricted Cash
	March 31, 2019	March 31, 2018	September 30, 2018	September 30, 2017
Cash and cash equivalents	$492.1	$474.8	$452.6	$558.4
Restricted cash	26.3	10.6	9.6	10.3
Cash, cash equivalents and restricted cash	$518.4	$485.4	$462.2	$568.7

Earnings Per Common Share. Basic earnings per share attributable to UGI shareholders reflect the weighted-average number of common shares outstanding. Diluted earnings per share attributable to UGI include the effects of dilutive stock options and common stock awards.

Shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Denominator (thousands of shares):
Weighted-average common shares outstanding — basic	174,501	173,570	174,461	173,617
Incremental shares issuable for stock options and awards (a)	2,817	2,780	2,985	3,029
Weighted-average common shares outstanding — diluted	177,318	176,350	177,446	176,646

(a)
For the three and six months ended March 31, 2019, there were 208 shares associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive. For the three and six months ended March 31, 2018, there were 2,486 shares associated with outstanding stock option awards that were excluded from the computation of diluted earnings per share above because their effect was antidilutive.

Derivative Instruments. Derivative instruments are reported on the Condensed Consolidated Balance Sheets at their fair values, unless the NPNS exception is elected. The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is subject to regulatory ratemaking mechanisms or if it qualifies and is designated as a hedge for accounting purposes.

Certain of our derivative instruments qualify and are designated as cash flow hedges. For cash flow hedges, changes in the fair values of the derivative instruments are recorded in AOCI, to the extent effective at offsetting changes in the hedged item, until earnings are affected by the hedged item. We discontinue cash flow hedge accounting if occurrence of the forecasted transaction is determined to be no longer probable. Hedge accounting is also discontinued for derivatives that cease to be highly effective. We do not designate our commodity and certain foreign currency derivative instruments as hedges under GAAP. Changes in the fair values of these derivative instruments are reflected in net income. Gains and losses on substantially all of the commodity derivative instruments used by UGI Utilities are included in regulatory assets or liabilities because it is probable such gains or losses will be recoverable from, or refundable to, customers. From time to time, we also enter into net investment hedges. Gains and losses on net investment hedges that relate to our foreign operations are included in the cumulative translation adjustment component of AOCI until such foreign net investment is sold or liquidated.

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

Our results for the three and six months ended March 31, 2018 were significantly affected by the enactment of the TCJA in the U.S. and the enactment of the December 2017 French Finance Bills in France. See Note 6 for additional information regarding the effects of the TCJA and the December 2017 French Finance Bills.

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

Reclassifications. Certain amounts for the three and six months ended March 31, 2018, have been reclassified as a result of the adoption of revised accounting guidance pertaining to certain net periodic pension and other postretirement benefit costs and restricted cash (see Note 3). In addition, certain other prior-period amounts have been reclassified to conform to the current-period presentation.

Note 3 — Accounting Changes
New Accounting Standards Adopted Effective October 1, 2018

Revenue Recognition. Effective October 1, 2018, the Company adopted new accounting guidance regarding revenue recognition. See Notes 2 and 4 for a detailed description of the impact of the new guidance and related disclosures.

Cloud Computing Implementation Costs. In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The new guidance requires a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. These deferred implementation costs are expensed over the fixed, noncancelable term of the service arrangement plus any reasonably certain renewal periods. The new guidance also requires the entity to present the expense related to the capitalized implementation costs in the same income statement line as the hosting service fees; to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments for hosting service fees; and to present the capitalized implementation costs in the balance sheet in the same line item in which prepaid hosting service fees are presented. The new guidance can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU effective October 1, 2018, and applied the guidance prospectively to all implementation costs associated with cloud computing arrangements that are service contracts incurred beginning October 1, 2018. The adoption of the new guidance did not have a material impact on our results of operations for the three and six months ended March 31, 2019.

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

The guidance became effective for the Company beginning October 1, 2018, with retrospective adoption for the presentation of pension and postretirement expense on the income statement and a prospective adoption for capitalization. The Company’s Condensed Consolidated Statement of Income for the three and six months ended March 31, 2018, has been recast to reflect the retrospective adoption for the presentation of the non-service cost component of net periodic pension and other postretirement benefit cost, net of estimated amounts capitalized, within “Other non-operating income (expense), net,” on the Condensed Consolidated Statement of Income. Previously, the non-service cost components were reflected in “Operating and administrative expenses.”

The amount of income (expense) comprising the non-service cost components of our pension and postretirement benefit plans, net of amounts capitalized, presented in "Other non-operating income (expense), net,” totaled $0.2 and $0.3, respectively, for the three and six months ended March 31, 2019, and $(1.5) and $(4.7), respectively, for the three and six months ended March 31, 2018.

Statement of Cash Flows - Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Restricted Cash.” The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, as well as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows. The amendments in the ASU are required to be adopted on a retrospective basis. We adopted this ASU effective October 1, 2018. Adoption of this new guidance resulted in a change in presentation of restricted cash on the Condensed Consolidated Statements of Cash Flows; otherwise, this guidance did not have a significant impact on our Condensed Consolidated Statements of Cash Flows and disclosures (see Note 2, “Restricted Cash”).
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

Leases. In February 2016, the FASB issued ASU No. 2016-02, "Leases." This ASU, as subsequently updated, amends existing guidance to require entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet. The new guidance also requires additional disclosures about the amount, timing and uncertainty of cash flows from leases. The amendments in this ASU are effective for the Company for interim and annual periods beginning October 1, 2019 (Fiscal 2020). Early adoption is permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements unless an entity chooses the transition option in ASU 2018-11, “Leases: Targeted Improvements” which, among other things, provides entities with a transition option to recognize the cumulative-effect adjustment from the modified retrospective application to the opening balance of retained earnings in the period of adoption. We will adopt ASU No. 2016-02, as updated, effective October 1, 2019, and expect to elect the transition option which would allow the Company to maintain historical presentation for periods before October 1, 2019. The Company has completed a preliminary assessment for evaluating the impact of the guidance and anticipates that its adoption will result in a significant amount of right-of-use assets and lease liabilities for leases in effect at the adoption date. The Company has begun implementation activities including accumulating contracts and lease data in formats compatible with a new lease management system that will assist with the initial adoption and future reporting required by the standard.

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue when control of promised goods or services is transferred to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company generally has the right to consideration from a customer in an amount that corresponds directly with the value to the customer for our performance completed to date. As such, we have elected to recognize revenue in the amount to which we have a right to invoice except in the case of certain UGI Utilities’ large delivery service customers and Midstream & Marketing’s peaking contracts for which we recognize revenue on a straight-line basis over the term of the contract, consistent with when the performance obligations are satisfied by the Company.

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
Non-Utility Revenues
LPG. AmeriGas Propane and UGI International record revenue principally from the sale of LPG to retail and wholesale customers. The primary performance obligation associated with the sale of LPG is the delivery of propane to (1) the customer’s point of delivery for retail customers and (2) the customer’s specified location where LPG is picked up by wholesale customers, at which point control of the propane is transferred to the customer, the performance obligation is satisfied, and the associated revenue is recognized. For contracts with retail customers that consume LPG from a metered tank, we recognize revenue as LPG is consumed, at which point we have the right to invoice, and generally invoice monthly based on consumption.
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
In addition to providing natural gas and electricity to end-user customers, our energy marketing business in the Netherlands has contracts with third-party natural gas and electricity marketers to provide BRP services in the electricity and natural gas markets in the Netherlands. These contracts are typically multi-year agreements and include full BRP services which include, among other things, estimating, procuring and scheduling all energy requirements to meet third-party marketers’ needs, or provide more limited system procurement and balancing services. The amount of revenue recognized from our BRP customers is based upon the amount of energy delivered with respect to these agreements, and the level of BRP services provided. We typically receive payments from our BRP customers one month in advance of our performing the related services. Amounts received in advance are deferred on the balance sheet as contract liabilities. Based upon an evaluation of the terms and conditions of the BRP contracts and our ability to control the goods or services provided to the third-party marketers, in addition to other factors, we are considered a principal in these contracts and are required to record the revenue associated with the sale of energy to the third-party energy marketers on a gross basis. We record the associated revenue ratably over time, typically monthly, as the performance obligations are satisfied.
Midstream. Midstream & Marketing provides natural gas pipeline transportation, natural gas gathering and natural gas underground storage services, which generally contain a performance obligation for the Company to have availability to transport or store a product. Additionally, the Company provides stand-ready services to sell supplemental energy products and related services, primarily LNG and propane-air mixtures during periods of high demand that typically result from cold weather. The Company also sells LNG to end-user customers for use by trucks, drilling rigs and other motored vehicles and equipment, and facilities that are located off the natural gas grid.
Contracts for natural gas transportation and gathering services are typically long-term contracts with terms of up to 30 years, while contracts for storage are typically for one-year or multiple storage season periods. Contracts to provide natural gas during periods of high demand have terms of up to 15 years. Contracts to sell LNG for trucks, drilling rigs and other motor vehicles and facilities are typically short-term (less than one year). Depending on the type of services provided or goods sold, midstream revenues may consist of demand rates, commodity rates, and transportation rates and may include other fees for ancillary services. Pipeline transportation, natural gas gathering and storage services provided and services to stand ready to sell supplemental energy products and services each are considered to have a single performance obligation satisfied through the passage of time ratably based upon providing a stand-ready service on a monthly basis. Contracts to sell LNG to end-user customers contain performance obligations to deliver LNG over the term of the contract and revenue is recognized at a point in time when the control of the energy products is transferred to the customer. The price in the contract corresponds to our efforts to satisfy the performance obligation and reflects the consideration we expect to receive for the satisfied performance obligation, and, therefore, the revenue is recognized based on

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

the volume delivered and the price within the contract. In cases where shipping & handling occurs prior to the LNG being delivered to the customer’s storage vessel, we have elected to treat this as a cost of fulfillment and not a separate performance obligation. Revenues are typically billed and payment received monthly. Advance fees received from customers for stand-ready services are deferred as contract liabilities and revenue is recognized ratably over time as the performance obligation is satisfied over a period less than one year.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers or cash receipts. Contract assets represent our right to consideration after the performance obligations have been satisfied when such right is conditioned on something other than the passage of time. Contract assets were not material at March 31, 2019. Substantially all of our receivables are unconditional rights to consideration and are included in “Accounts receivable” and, in the case of UGI Utilities, “Accrued utility revenues” on the Condensed Consolidated Balance Sheets. Amounts billed are generally due within the following month.
Contract liabilities arise when payment from a customer is received before the performance obligations have been satisfied and represent the Company’s obligations to transfer goods or services to a customer for which we have received consideration. The balances of contract liabilities were $60.4 and $115.6 at March 31, 2019 and October 1, 2018, respectively, and are included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. Revenue recognized for the six months ended March 31, 2019, from the amount included in contract liabilities at October 1, 2018 was $82.8.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Revenue Disaggregation
The following tables present our disaggregated revenues by reportable segment for the three and six months ended March 31, 2019:

Three Months Ended March 31, 2019	Total	Eliminations	AmeriGas Propane	UGI International	Midstream & Marketing (a)	UGI Utilities (a)	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$240.3	$—	$—	$—	$—	$240.3	$—
Commercial & Industrial	100.7	—	—	—	—	100.7	—
Large delivery service	44.1	—	—	—	—	44.1	—
Off-system sales and capacity releases	21.9	(24.5)	—	—	—	46.4	—
Other (b)	(3.3)	(0.8)	—	—	—	(2.5)	—
Total Utility	403.7	(25.3)	—	—	—	429.0	—
Non-Utility:
LPG:
Retail	1,405.6	—	874.6	531.0	—	—	—
Wholesale	93.8	—	25.2	68.6	—	—	—
Energy Marketing	552.1	(46.4)	—	162.7	435.8	—	—
Midstream:
Pipeline	22.4	—	—	—	22.4	—	—
Peaking	8.1	(51.7)	—	—	59.8	—	—
Other	0.7	—	—	—	0.7	—	—
Electricity Generation	11.6	—	—	—	11.6	—	—
Other	79.5	(0.7)	57.1	12.7	10.4	—	—
Total Non-Utility	2,173.8	(98.8)	956.9	775.0	540.7	—	—
Total revenues from contracts with customers	2,577.5	(124.1)	956.9	775.0	540.7	429.0	—
Other revenues (c)	28.6	(0.7)	14.7	8.2	1.7	0.6	4.1
Total revenues	$2,606.1	$(124.8)	$971.6	$783.2	$542.4	$429.6	$4.1

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2019	Total	Eliminations	AmeriGas Propane	UGI International	Midstream & Marketing (a)	UGI Utilities (a)	Corporate & Other
Revenues from contracts with customers:
Utility:
Core Market:
Residential	$416.0	$—	$—	$—	$—	$416.0	$—
Commercial & Industrial	168.3	—	—	—	—	168.3	—
Large delivery service	83.6	—	—	—	—	83.6	—
Off-system sales and capacity releases	37.1	(47.4)	—	—	—	84.5	—
Other (b)	(2.8)	(1.5)	—	—	—	(1.3)	—
Total Utility	702.2	(48.9)	—	—	—	751.1	—
Non-Utility:
LPG:
Retail	2,635.3	—	1,596.5	1,038.8	—	—	—
Wholesale	153.8	—	46.2	107.6	—	—	—
Energy Marketing	1,021.0	(93.9)	—	305.8	809.1	—	—
Midstream:
Pipeline	41.8	—	—	—	41.8	—	—
Peaking	10.1	(90.4)	—	—	100.5	—	—
Other	1.7	—	—	—	1.7	—	—
Electricity Generation	23.3	—	—	—	23.3	—	—
Other	163.5	(1.4)	117.7	25.1	22.1	—	—
Total Non-Utility	4,050.5	(185.7)	1,760.4	1,477.3	998.5	—	—
Total revenues from contracts with customers	4,752.7	(234.6)	1,760.4	1,477.3	998.5	751.1	—
Other revenues (c)	53.6	(1.8)	31.4	16.6	3.3	1.2	2.9
Total revenues	$4,806.3	$(236.4)	$1,791.8	$1,493.9	$1,001.8	$752.3	$2.9

(a)	Includes intersegment revenues principally among Midstream & Marketing, UGI Utilities and AmeriGas Propane.

(b)
UGI Utilities includes unallocated negative surcharge revenue of $(10.5) and $(14.6) for the three and six months ended March 31, 2019, respectively, as a result of a PAPUC Order issued May 17, 2018, related to the TCJA (see Note 8).

(c)
Primarily represents revenues from tank rentals at AmeriGas Propane and UGI International, revenues from certain gathering assets at Midstream & Marketing, and gains and losses on commodity derivative instruments not associated with current-period transactions reflected in Corporate & Other, none of which are within the scope of ASC 606 and are accounted for in accordance with other GAAP.

Remaining Performance Obligations
The Company has elected to use practical expedients as allowed in ASC 606 to exclude disclosures related to the aggregate amount of the transaction price allocated to certain performance obligations that are unsatisfied as of the end of the reporting period because these contracts have an initial expected term of one year or less, or we have a right to bill the customer in an amount that corresponds directly with the value of services provided to the customer to date. Certain contracts with customers at Midstream & Marketing and UGI Utilities contain minimum future performance obligations through 2047 and 2053, respectively. At March 31, 2019, Midstream & Marketing and UGI Utilities expect to record approximately $1.5 billion and $0.2 billion of revenues, respectively, related to the minimum future performance obligations over the remaining terms of the related contracts.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 5 — Inventories

Inventories comprise the following:

	March 31, 2019	September 30, 2018	March 31, 2018
Non-utility LPG and natural gas	$159.7	$231.7	$163.0
Gas Utility natural gas	3.4	37.3	3.5
Materials, supplies and other	58.9	49.2	61.8
Total inventories	$222.0	$318.2	$228.3

At March 31, 2019, UGI Utilities was party to five principal SCAAs with terms of up to three years. Pursuant to the SCAAs, UGI Utilities has, among other things, released certain storage and transportation contracts for the terms of the SCAAs. UGI Utilities also transferred certain associated storage inventories upon commencement of the SCAAs, will receive a transfer of storage inventories at the end of the SCAAs, and makes payments associated with refilling storage inventories during the terms of the SCAAs. The historical cost of natural gas storage inventories released under the SCAAs, which represents a portion of Gas Utility’s total natural gas storage inventories, and any exchange receivable (representing amounts of natural gas inventories used by the other parties to the agreement but not yet replenished for which UGI Utilities has the rights), are included in the caption “Gas Utility natural gas” in the table above.

As of March 31, 2019, UGI Utilities had SCAAs with Energy Services, the effects of which are eliminated in consolidation, and with a non-affiliate. The carrying value of gas storage inventories released under the SCAAs with the non-affiliate at September 30, 2018, comprising 2.3 bcf of natural gas, was $5.4. There were no gas storage inventories released under SCAAs with the non-affiliate at March 31, 2019 and March 31, 2018.

Note 6 — Income Taxes

Results for the three and six months ended March 31, 2018, reflect the impacts of two significant tax law changes in the U.S. and in France including remeasurement adjustments to deferred income tax assets and liabilities in the U.S. and France. The following sections describe these tax law changes.

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
In accordance with GAAP as determined by ASC 740 we are required to record the effects of tax law changes in the period enacted. As further discussed below, our results for the three and six months ended March 31, 2018, contained provisional estimates of the impact of the TCJA. These amounts were considered provisional because they used estimates for which tax returns had not yet been filed and because estimated amounts could have been impacted by future regulatory and accounting guidance if and when issued. We adjusted provisional amounts as further information became available and as we refined our calculations. As permitted by SEC Staff Accounting Bulletin No. 118, these adjustments occurred during the reasonable “measurement period” defined as twelve months from the date of enactment. During the three months ended December 31, 2018, adjustments to provisional amounts recorded in prior periods were not material.
As a result of the enactment of the TCJA on December 22, 2017, during the three and six months ended March 31, 2018, we reduced our net deferred income tax liabilities by $5.0 and $388.8, respectively, due to the remeasuring of our existing federal deferred income tax assets and liabilities as of the date of the enactment of the TCJA, and as a result of adjusting our original provisional amounts during the quarter ended March 31, 2018. Because current law requires that excess deferred income taxes associated with UGI Utilities’ regulated utility plant assets are to be amortized no more rapidly than over the remaining lives of

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

the assets that gave rise to the excess deferred taxes, UGI Utilities recorded a regulatory liability related to such excess deferred income taxes (see Note 8).
For the six months ended March 31, 2018, discrete deferred income tax adjustments reduced income tax expense by $171.3, which amount is net of $5.3 of adjustments recorded during the three months ended March 31, 2018 in accordance with the previously mentioned SEC Staff Accounting Bulletin No. 118. The $171.3 discrete deferred income tax adjustment for the six months ended March 31, 2018, was comprised of the following:
(1)a $180.3 reduction in net deferred tax liabilities in the U.S from the reduction of the U.S. tax rate;
(2)the establishment of $7.6 of valuation allowances related to deferred tax assets impacted by U.S. tax law changes; and
(3)a $1.4 “toll tax” on un-repatriated foreign earnings.

For the three and six months ended March 31, 2019 and 2018, we included the estimated impacts of the TCJA in determining our estimated annual effective income tax rates. We are subject to a 21.0% U.S. federal tax rate in Fiscal 2019. We were subject to a blended U.S. federal tax rate of 24.5% for Fiscal 2018 because our fiscal year contained the effective date of the rate change from 35% to 21% on January 1, 2018. As a result, our annual effective income tax rates used for the six months ended March 31, 2019 was based upon a federal income tax rate of 21.0% and our annual effective tax rate used for the six months ended March 31, 2018 was based upon a federal income tax rate of 24.5%. Our estimated annual effective tax rate was not impacted by any regulatory action taken by the PAPUC.
December 2017 French Finance Bills
In December 2017, the December 2017 French Finance Bills were approved. One impact of the December 2017 French Finance Bills was an increase in the Fiscal 2018 corporate income tax rate in France from 34.4% to 39.4%. The December 2017 French Finance Bills also include measures to reduce the corporate income tax rate to 25.8%, effective for fiscal years starting after January 1, 2022 (Fiscal 2023). As a result of the future corporate income tax rate reduction effective in Fiscal 2023, during the three months ended December 31, 2017, the Company reduced its net French deferred income tax liabilities and recognized an estimated deferred tax benefit of $17.3. During the three months ended March 31, 2018, this estimated deferred tax benefit was adjusted downward by $3.7 to $13.6. The estimated annual effective income tax rate used in determining income taxes for the six months ended March 31, 2018, reflected the impact of the single year Fiscal 2018 income tax rate as a result of the December 2017 French Finance Bills.
Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets comprise the following:

	March 31, 2019	September 30, 2018	March 31, 2018
Goodwill (not subject to amortization)	$3,147.8	$3,160.4	$3,218.1
Intangible assets:
Customer relationships, noncompete agreements and other	$837.3	$848.6	$867.0
Trademarks and tradenames	16.5	7.9	—
Accumulated amortization	(416.3)	(393.2)	(376.2)
Intangible assets, net (definite-lived)	437.5	463.3	490.8
Trademarks and tradenames (indefinite-lived)	50.8	50.3	136.3
Total intangible assets, net	$488.3	$513.6	$627.1
The changes in goodwill and intangible assets are primarily due to acquisitions, the effects of foreign currency translation, and a $75.0 impairment of Partnership tradenames and trademarks recorded in April 2018. Amortization expense of intangible assets was $14.5 and $13.7 for the three months ended March 31, 2019 and 2018, respectively, and $29.1 and $28.5 for the six months ended March 31, 2019 and 2018, respectively. Amortization expense included in “Cost of sales” on the Condensed Consolidated Statements of Income was not material. The estimated aggregate amortization expense of intangible assets for the remainder of Fiscal 2019 and for the next four fiscal years is as follows: remainder of Fiscal 2019 — $28.9; Fiscal 2020 — $56.5; Fiscal 2021 — $53.2; Fiscal 2022 — $50.2; Fiscal 2023 — $48.7.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 8 — Utility Regulatory Assets and Liabilities and Regulatory Matters

For a description of the Company’s regulatory assets and liabilities other than those described below, see Note 8 in the Company’s 2018 Annual Report. Other than removal costs, UGI Utilities does not recover a rate of return on its regulatory assets listed below. The following regulatory assets and liabilities associated with UGI Utilities are included on the Condensed Consolidated Balance Sheets:

	March 31, 2019	September 30, 2018	March 31, 2018
Regulatory assets:
Income taxes recoverable	$120.3	$110.1	$128.3
Underfunded pension and postretirement plans	83.6	87.1	135.3
Environmental costs	58.8	58.8	59.8
Removal costs, net	30.1	32.0	30.5
Other	6.5	13.0	7.7
Total regulatory assets	$299.3	$301.0	$361.6
Regulatory liabilities (a):
Postretirement benefits	$16.9	$17.8	$17.1
Deferred fuel and power refunds	17.7	36.7	35.3
State tax benefits — distribution system repairs	24.3	22.6	19.9
PAPUC temporary rates order	25.1	24.4	—
Excess federal deferred income taxes	276.7	285.2	301.2
Other	18.8	3.5	7.2
Total regulatory liabilities	$379.5	$390.2	$380.7

(a)	Regulatory liabilities are included in “Other current liabilities” and “Other noncurrent liabilities” on the Condensed Consolidated Balance Sheets.

Deferred fuel and power refunds. Gas Utility’s and Electric Utility’s tariffs contain clauses that permit recovery of all prudently incurred purchased gas and power costs through the application of PGC rates in the case of Gas Utility and DS tariffs in the case of Electric Utility. These clauses provide for periodic adjustments to PGC and DS rates for differences between the total amount of purchased gas and electric generation supply costs collected from customers and recoverable costs incurred. Net undercollected costs are classified as a regulatory asset and net overcollections are classified as a regulatory liability.

Gas Utility uses derivative instruments to reduce volatility in the cost of gas it purchases for retail core-market customers. Realized and unrealized gains or losses on natural gas derivative instruments are included in deferred fuel and power costs or refunds. Net unrealized gains on such contracts at March 31, 2019, September 30, 2018 and March 31, 2018 were $1.0, $2.9 and $0.3, respectively.

PAPUC temporary rates order. On May 17, 2018, the PAPUC ordered each regulated utility currently not in a general base rate case proceeding, including UGI Gas, PNG and CPG, to reduce their rates through the establishment of a negative surcharge applied to bills rendered on or after July 1, 2018. In accordance with the terms of the temporary rates order, the initial temporary negative surcharge was reconciled at the end of Fiscal 2018 to reflect the difference in the amount of bill credit received by customers and the amount of benefits received by the Company through the fiscal year end period and updated negative surcharges were placed in effect on January 1, 2019 at rates of 4.71%, 2.87% and 6.34%, respectively, for the UGI South, UGI North and UGI Central rate districts (as described below). These negative surcharges will remain in place until the effective date of new rates established in UGI Gas’s current general base rate proceeding filed January 28, 2019.
In its May 17, 2018 Order, the PAPUC also required Pennsylvania utilities to establish a regulatory liability for tax benefits that accrued during the period January 1, 2018 through June 30, 2018, resulting from the reduced federal tax rate. The rate treatment of this regulatory liability is addressed in UGI Gas’s base rate proceeding filed January 28, 2019 (see “Base Rate Filings” below). In its initial filing, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest,

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

thereby satisfying a requirement to make a proposal for distributing those benefits within three years of the May 17, 2018 Order. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates.
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
Other Regulatory Matters

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged with and into UGI Utilities, effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, UGI Gas filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. UGI Gas requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9.2, which was later reduced by Electric Utility to $7.7 to reflect the impact of the TCJA and other adjustments. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3.2 annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final order, Electric Utility provided customers with a one-time $0.2 billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of the UGI Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. UGI Utilities cannot predict the ultimate outcome of this appeal.

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

Under the Receivables Facility, Energy Services transfers, on an ongoing basis and without recourse, its trade accounts receivable to its wholly owned, special purpose subsidiary, ESFC, which is consolidated for financial statement purposes. ESFC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in some or all of the receivables to a major bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. ESFC was created and has been structured to isolate its assets from creditors of Energy Services and its affiliates, including UGI. Trade receivables sold to the bank remain on the Company’s balance sheet and the Company reflects a liability equal to the amount advanced by the bank. The Company records interest expense on amounts owed to the bank. Energy Services continues to service, administer and collect trade receivables on behalf of the bank, as applicable. Losses on sales of receivables to the bank during the three and six months ended March 31, 2019 and 2018, which are included in “Interest expense” on the Condensed Consolidated Statements of Income, were not material.

Information regarding the trade receivables transferred to ESFC and the amounts sold to the bank for the six months ended March 31, 2019 and 2018, as well as the balance of ESFC trade receivables at March 31, 2019, September 30, 2018 and March 31, 2018, is as follows:

	Six Months Ended March 31,
	2019	2018
Trade receivables transferred to ESFC during the period	$884.8	$806.9
ESFC trade receivables sold to the bank during the period	$41.0	$128.0

	March 31, 2019	September 30, 2018	March 31, 2018
ESFC trade receivables - end of period (a)	$117.0	$65.0	$99.6

(a)
At March 31, 2019, there were no ESFC trade receivables sold to the bank. At September 30, 2018 and March 31, 2018, the amounts of ESFC trade receivables sold to the bank were $2.0 and $10.0, respectively. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets.

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

Restrictive covenants under the 2018 UGI International Credit Facilities Agreement include restrictions on the incurrence of additional indebtedness and also restrict liens, guarantees, investments, loans and advances, payments, mergers, consolidations, asset transfers, transactions with affiliates, sales of assets, acquisitions and other transactions. In addition, the 2018 UGI International Credit Facilities Agreement requires a ratio of net consolidated indebtedness to consolidated EBITDA, as defined, not to exceed 3.85 to 1.00.

On October 25, 2018, UGI International, LLC issued, in an underwritten private placement, €350 principal amount of the UGI International 3.25% Senior Notes due November 1, 2025. The UGI International 3.25% Senior Notes rank equal in right of payment with indebtedness issued under the 2018 UGI International Credit Facilities Agreement.

The net proceeds from the UGI International 3.25% Senior Notes and the 2018 UGI International Credit Facilities Agreement variable-rate term loan plus cash on hand were used on October 25, 2018 (1) to repay €540 outstanding principal of UGI France’s variable-rate term loan under its 2015 senior facilities agreement; €45.8 outstanding principal of Flaga’s variable-rate term loan; and $49.9 outstanding principal of Flaga’s U.S. dollar variable-rate term loan, plus accrued and unpaid interest, and (2) for general corporate purposes. Because these outstanding term loans were refinanced on a long-term basis in October 2018, we have classified €60 of such debt due in April 2019 as long-term debt on the September 30, 2018 Consolidated Balance Sheet. Upon entering into the 2018 UGI International Credit Facilities Agreement, we also terminated (1) UGI International LLC’s existing revolving credit facility agreement dated December 19, 2017, (2) UGI France’s revolving credit facility under its 2015 senior facilities agreement and (3) Flaga’s credit facility agreement. We have designated term loan borrowings under the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes as net investment hedges.

UGI Utilities. On February 1, 2019, UGI Utilities issued in a private placement $150 of UGI Utilities 4.55% Senior Notes due February 1, 2049. The UGI Utilities 4.55% Senior Notes were issued pursuant to a Note Purchase Agreement dated December 21, 2018, between UGI Utilities and certain note purchasers. The UGI Utilities 4.55% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the UGI Utilities 4.55% Senior Notes were used to reduce short-term borrowings and for general corporate purposes. The UGI Utilities 4.55% Senior Notes include the usual and customary covenants for similar type notes including, among others, maintenance of existence, payment of taxes when due, compliance with laws and maintenance of insurance. The UGI Utilities 4.55% Senior Notes require UGI Utilities not to exceed a ratio of Consolidated Debt to Consolidated Total Capital, as defined, of 0.65 to 1.00.

Note 11 — Commitments and Contingencies
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
On November 7, 2017, UGI entered into a Standby Equity Commitment Agreement with AmeriGas Partners and AmeriGas Propane, Inc. Under the terms of the Commitment Agreement, UGI has committed to make up to $225 of capital contributions to the Partnership through July 1, 2019. UGI’s capital contributions may be made from time to time through July 1, 2019 upon request of the Partnership. There have been no capital contributions made to the Partnership under the Commitment Agreement, and the last date on which AmeriGas Partners may request a capital contribution, without the consent of UGI, is May 17, 2019.
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
Prior to the Utility Merger, each of UGI Utilities and its subsidiaries, CPG and PNG, were subject to COAs with the PADEP to address the remediation of specified former MGP sites in Pennsylvania. In accordance with the COAs, as amended to recognize the Utility Merger, UGI Utilities, as the successor to CPG and PNG, is required to either obtain a certain number of points per calendar year based on defined eligible environmental investigatory and/or remedial activities at the MGPs and in the case of one COA, an additional obligation to plug specific natural gas wells, or make expenditures for such activities in an amount equal to an annual environmental cost cap (i.e. minimum expenditure threshold). The cost cap of the three COAs, in the aggregate, is $5.4. The three COAs are currently scheduled to terminate at the end of 2031, 2020 and 2020. At March 31, 2019, September 30, 2018 and March 31, 2018, our aggregate estimated accrued liabilities for environmental investigation and remediation costs related to the COAs totaled $50.8, $51.0 and $51.9, respectively. UGI Utilities has recorded associated regulatory assets for these costs because recovery of these costs from customers is probable (see Note 8).

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

From time to time, UGI Utilities is notified of sites outside Pennsylvania on which private parties allege MGPs were formerly owned or operated by UGI Utilities or owned or operated by a former subsidiary. Such parties generally investigate the extent of environmental contamination or perform environmental remediation. Management believes that, under applicable law, UGI Utilities should not be liable in those instances in which a former subsidiary owned or operated an MGP. There could be, however, significant future costs of an uncertain amount associated with environmental damage caused by MGPs outside Pennsylvania that UGI Utilities directly operated, or that were owned or operated by a former subsidiary of UGI Utilities if a court were to conclude that (1) the subsidiary’s separate corporate form should be disregarded, or (2) UGI Utilities should be considered to have been an operator because of its conduct with respect to its subsidiary’s MGP. At March 31, 2019, September 30, 2018 and March 31, 2018, neither the undiscounted nor the accrued liability for environmental investigation and cleanup costs for UGI Utilities’ MGP sites outside Pennsylvania was material.

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

On October 16, 2014, the United States Judicial Panel on Multidistrict Litigation transferred all of these purported class action cases to the Western Missouri District Court.  As the result of rulings on a series of procedural filings, including petitions filed with the Eighth Circuit and the U.S. Supreme Court, both the federal and state law claims of the direct customer plaintiffs and the state law claims of the indirect customer plaintiffs were remanded to the Western Missouri District Court. The decision of the Western Missouri District Court to dismiss the federal antitrust claims of the indirect customer plaintiffs was upheld by the Eighth Circuit. On April 15, 2019, the Western Missouri District Court ruled that it has jurisdiction over the indirect purchasers’ state law claims and that the indirect customer plaintiffs have standing to pursue those claims.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

The service cost component of our pension and other postretirement plans, net of amounts capitalized, are reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. The non-service cost component, net of amounts capitalized, are reflected in “Other non-operating income (expense), net” on the Condensed Consolidated Statements of Income. Net periodic pension cost and other postretirement benefit cost include the following components:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$2.6	$2.8	$0.1	$0.2
Interest cost	6.8	6.5	0.2	0.2
Expected return on assets	(9.1)	(8.6)	(0.2)	(0.2)
Amortization of:
Prior service cost (benefit)	—	0.1	(0.2)	—
Actuarial loss	2.0	3.3	—	—
Net benefit cost (benefit)	2.3	4.1	(0.1)	0.2
Change in associated regulatory liabilities	—	—	(0.4)	(0.1)
Net benefit cost (benefit) after change in regulatory liabilities	$2.3	$4.1	$(0.5)	$0.1

	Pension Benefits		Other Postretirement Benefits
Six Months Ended March 31,	2019	2018	2019	2018
Service cost	$5.1	$5.6	$0.1	$0.4
Interest cost	13.6	13.0	0.4	0.4
Expected return on assets	(18.1)	(17.2)	(0.4)	(0.4)
Amortization of:
Prior service cost (benefit)	0.1	0.2	(0.3)	(0.1)
Actuarial loss	3.9	6.6	—	—
Net benefit cost (benefit)	4.6	8.2	(0.2)	0.3
Change in associated regulatory liabilities	—	—	(0.7)	(0.2)
Net benefit cost (benefit) after change in regulatory liabilities	$4.6	$8.2	$(0.9)	$0.1

The U.S. Pension Plan’s assets are held in trust and consist principally of publicly traded, diversified equity and fixed income mutual funds and, to a much lesser extent, UGI Common Stock. It is our general policy to fund amounts for U.S. Pension Plan benefits equal to at least the minimum required contribution set forth in applicable employee benefit laws. During the six months ended March 31, 2019 and 2018, the Company made cash contributions to the U.S. Pension Plan of $5.0 and $6.7, respectively. The Company expects to make additional cash contributions of approximately $6.5 to the U.S. Pension Plan during the remainder of Fiscal 2019.

UGI Utilities has established a VEBA trust to pay retiree health care and life insurance benefits by depositing into the VEBA the annual amount of postretirement benefits costs, if any. The difference between such cash deposits or expense recorded and the amounts included in UGI Gas’ and Electric Utility’s rates, if any, is deferred for future recovery from, or refund to, ratepayers. There were no required contributions to the VEBA during the six months ended March 31, 2019 and 2018.

We also sponsor unfunded and non-qualified supplemental executive defined benefit retirement plans. Net costs associated with these plans for the three and six months ended March 31, 2019 and 2018, were not material.

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Note 13 — Fair Value Measurements

Recurring Fair Value Measurements

The following table presents, on a gross basis, our financial assets and liabilities, including both current and noncurrent portions, that are measured at fair value on a recurring basis within the fair value hierarchy:

	Asset (Liability)
	Level 1	Level 2	Level 3	Total
March 31, 2019:
Derivative instruments:
Assets:
Commodity contracts	$33.3	$27.7	$—	$61.0
Foreign currency contracts	$—	$29.8	$—	$29.8
Liabilities:
Commodity contracts	$(17.0)	$(55.7)	$—	$(72.7)
Foreign currency contracts	$—	$(4.9)	$—	$(4.9)
Interest rate contracts	$—	$(5.7)	$—	$(5.7)
Non-qualified supplemental postretirement grantor trust investments (a)	$40.2	$—	$—	$40.2
September 30, 2018:
Derivative instruments:
Assets:
Commodity contracts	$93.5	$117.5	$—	$211.0
Foreign currency contracts	$—	$20.6	$—	$20.6
Cross-currency contracts	$—	$0.9	$—	$0.9
Liabilities:
Commodity contracts	$(33.6)	$(9.8)	$—	$(43.4)
Foreign currency contracts	$—	$(14.4)	$—	$(14.4)
Interest rate contracts	$—	$(1.0)	$—	$(1.0)
Non-qualified supplemental postretirement grantor trust investments (a)	$40.8	$—	$—	$40.8
March 31, 2018:
Derivative instruments:
Assets:
Commodity contracts	$39.6	$27.0	$—	$66.6
Foreign currency contracts	$—	$13.9	$—	$13.9
Liabilities:
Commodity contracts	$(24.3)	$(13.5)	$—	$(37.8)
Foreign currency contracts	$—	$(43.5)	$—	$(43.5)
Interest rate contracts	$—	$(1.9)	$—	$(1.9)
Cross-currency contracts	$—	$(2.2)	$—	$(2.2)
Non-qualified supplemental postretirement grantor trust investments (a)	$37.9	$—	$—	$37.9

(a)	Consists primarily of mutual fund investments held in grantor trusts associated with non-qualified supplemental retirement plans (see Note 12.)

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

Other Financial Instruments

The carrying amounts of other financial instruments included in current assets and current liabilities (except for current maturities of long-term debt) approximate their fair values because of their short-term nature. We estimate the fair value of long-term debt by using current market rates and by discounting future cash flows using rates available for similar type debt (Level 2). The carrying amount and estimated fair value of our long-term debt (including current maturities but excluding unamortized debt issuance costs) were as follows:

	March 31, 2019	September 30, 2018	March 31, 2018
Carrying amount	$4,341.2	$4,199.4	$4,316.4
Estimated fair value	$4,380.4	$4,150.3	$4,287.3

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Electricity

Electric Utility’s DS tariffs permit the recovery of all prudently incurred costs of electricity it sells to DS customers, including the cost of financial instruments used to hedge electricity costs. Electric Utility enters into forward electricity purchase contracts to meet a substantial portion of its electricity supply needs. At March 31, 2019, September 30, 2018 and March 31, 2018, all Electric Utility forward electricity purchase contracts were subject to the NPNS exception.

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

Interest Rate Risk
Prior to their repayment on October 25, 2018 (see Note 10), UGI France’s and Flaga’s long-term debt agreements had interest rates that were generally indexed to short-term market interest rates. UGI France and Flaga entered into pay-fixed, receive-variable interest rate swap agreements to hedge the underlying euribor and LIBOR rates of interest on these variable-rate debt agreements. We designated these interest rate swaps as cash flow hedges. These interest rate swaps were settled concurrent with the repayment of the UGI France and Flaga long-term debt. In November 2018, UGI International, LLC entered into pay-fixed, receive-variable interest rate swaps through October 18, 2022, to fix the underlying euribor rate on the 2018 UGI International Credit Facilities Agreement term loan borrowings at 0.34%. We designated these interest rate swaps as cash flow hedges.
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

At March 31, 2019, September 30, 2018 and March 31, 2018, we had no unsettled IRPAs. At March 31, 2019, the amount of net losses associated with interest rate hedges (excluding pay-fixed, receive-variable interest rate swaps) expected to be reclassified into earnings during the next twelve months is $3.5.

Foreign Currency Exchange Rate Risk

Forward Foreign Currency Exchange Contracts

In order to reduce exposure to foreign exchange rate volatility related to our foreign LPG operations, through September 30, 2016, we entered into forward foreign currency exchange contracts to hedge a portion of anticipated U.S. dollar-denominated LPG product purchases primarily during the heating-season months of October through March. We account for these foreign currency exchange contracts associated with anticipated purchases of U.S. dollar-denominated LPG as cash flow hedges. At March 31, 2019, the amount of net gains associated with these contracts expected to be reclassified into earnings during the next twelve months based upon current fair values is not material.

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

From time to time, we also enter into forward foreign currency exchange contracts to reduce the volatility of the U.S. dollar value of a portion of our UGI International euro-denominated net investments. We account for these foreign currency exchange contracts as net investment hedges. We use the forward rate method for measuring ineffectiveness for these net investment hedges and all changes in the fair value of the forward foreign currency contracts are reported in the cumulative translation adjustment component of AOCI.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Quantitative Disclosures Related to Derivative Instruments

The following table summarizes by derivative type the gross notional amounts related to open derivative contracts at March 31, 2019, September 30, 2018 and March 31, 2018, and the final settlement date of the Company's open derivative transactions as of March 31, 2019, excluding those derivatives that qualified for the NPNS exception:

			Notional Amounts (in millions)
Type	Units	Settlements Extending Through	March 31, 2019	September 30, 2018	March 31, 2018
Commodity Price Risk:
Regulated Utility Operations
Gas Utility NYMEX natural gas futures and option contracts	Dekatherms	March 2020	11.6	23.2	12.7
FTRs contracts	Kilowatt hours	N/A	—	—	25.5
Non-utility Operations
LPG swaps	Gallons	March 2021	369.2	394.3	229.2
Natural gas futures, forward and pipeline contracts	Dekatherms	January 2024	213.7	159.7	128.9
Natural gas basis swap contracts	Dekatherms	March 2023	84.0	54.4	74.1
NYMEX natural gas storage	Dekatherms	March 2020	0.3	1.8	0.9
NYMEX propane storage	Gallons	April 2019	0.1	0.6	—
Electricity long forward and futures contracts	Kilowatt hours	May 2022	3,685.0	4,307.6	4,184.1
Electricity short forward and futures contracts	Kilowatt hours	May 2022	265.0	359.3	490.9
Interest Rate Risk:
Interest rate swaps	Euro	October 2022	€300.0	€585.8	€645.8
Interest rate swaps	USD	July 2022	$114.1	$114.1	$—
Foreign Currency Exchange Rate Risk:
Forward foreign currency exchange contracts	USD	September 2021	$299.1	$512.2	$496.2
Forward foreign currency exchange contracts	Euro	October 2024	€172.8	€—	€—
Cross-currency contracts	USD	N/A	$—	$49.9	$49.9

Derivative Instrument Credit Risk

We are exposed to risk of loss in the event of nonperformance by our derivative instrument counterparties. Our derivative instrument counterparties principally comprise large energy companies and major U.S. and international financial institutions. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties’ financial condition, including their credit ratings, and entering into agreements with counterparties that govern credit limits or entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain financial transactions, as deemed appropriate. Certain of these agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2019, September 30, 2018 and March 31, 2018, restricted cash in brokerage accounts totaled $26.3, $9.6 and $10.6, respectively. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss we would incur if these counterparties failed to perform according to the terms of their contracts, based upon the gross fair values of the derivative instruments, was not material at March 31,

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

2019. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Fair Value of Derivative Instruments

The following table presents the Company’s derivative assets and liabilities by type, as well as the effects of offsetting:

	March 31, 2019	September 30, 2018	March 31, 2018
Derivative assets:
Derivatives designated as hedging instruments:
Foreign currency contracts	$7.1	$1.5	$0.3
Cross-currency contracts	—	0.9	—
	7.1	2.4	0.3
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	1.3	3.0	0.9
Derivatives not designated as hedging instruments:
Commodity contracts	59.7	208.0	65.7
Foreign currency contracts	22.7	19.1	13.6
	82.4	227.1	79.3
Total derivative assets — gross	90.8	232.5	80.5
Gross amounts offset in the balance sheet	(35.8)	(34.3)	(31.5)
Cash collateral received	—	(12.2)	(0.4)
Total derivative assets — net	$55.0	$186.0	$48.6
Derivative liabilities:
Derivatives designated as hedging instruments:
Foreign currency contracts	$—	$(0.4)	$(4.0)
Cross-currency contracts	—	—	(2.2)
Interest rate contracts	(5.7)	(1.0)	(1.9)
	(5.7)	(1.4)	(8.1)
Derivatives subject to PGC and DS mechanisms:
Commodity contracts	(0.2)	(0.1)	(0.6)
Derivatives not designated as hedging instruments:
Commodity contracts	(72.5)	(43.3)	(37.2)
Foreign currency contracts	(4.9)	(14.0)	(39.5)
	(77.4)	(57.3)	(76.7)
Total derivative liabilities — gross	(83.3)	(58.8)	(85.4)
Gross amounts offset in the balance sheet	35.8	34.3	31.5
Total derivative liabilities — net	$(47.5)	$(24.5)	$(53.9)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Effects of Derivative Instruments

The following tables provide information on the effects of derivative instruments on the Condensed Consolidated Statements of Income and changes in AOCI for the three and six months ended March 31, 2019 and 2018:

Three Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2019	2018	2019	2018
Foreign currency contracts	$0.2	$(3.1)	$1.3	$(3.9)	Cost of sales
Cross-currency contracts	—	0.3	—	0.3	Interest expense/other operating income, net
Interest rate contracts	(2.4)	0.5	(1.3)	(0.7)	Interest expense
Total	$(2.2)	$(2.3)	$—	$(4.3)

Net Investment Hedges:
Foreign currency contracts	$5.9	$—

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2019	2018
Commodity contracts	$(26.2)	$(41.8)	Cost of sales
Commodity contracts	4.6	(0.2)	Revenues
Commodity contracts	0.1	0.1	Operating and administrative expenses
Foreign currency contracts	7.8	(11.0)	Other non-operating income (expense), net
Total	$(13.7)	$(52.9)

Six Months Ended March 31,:
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI into Income		Location of Gain (Loss) Reclassified from AOCI into Income
Cash Flow Hedges:	2019	2018	2019	2018
Foreign currency contracts	$1.2	$(4.5)	$2.1	$(3.1)	Cost of sales
Cross-currency contracts	(0.1)	0.4	(0.3)	0.5	Interest expense/other operating income, net
Interest rate contracts	(5.2)	1.2	(2.8)	(1.2)	Interest expense
Total	$(4.1)	$(2.9)	$(1.0)	$(3.8)

Net Investment Hedges:
Foreign currency contracts	$6.8	$—

	Gain (Loss) Recognized in Income		Location of Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments:	2019	2018
Commodity contracts	$(185.9)	$(17.4)	Cost of sales
Commodity contracts	1.8	(1.5)	Revenues
Commodity contracts	(0.3)	0.2	Operating and administrative expenses
Foreign currency contracts	16.7	(15.8)	Other non-operating income (expense), net
Total	$(167.7)	$(34.5)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

For the three and six months ended March 31, 2019 and 2018, the amounts of derivative gains or losses representing ineffectiveness and the amounts of gains or losses recognized in income as a result of excluding derivatives from ineffectiveness testing were not material.

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

Note 15 — Accumulated Other Comprehensive Income

The tables below present changes in AOCI, net of tax, during the three and six months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2018	$(13.6)	$(20.6)	$(98.9)	$(133.1)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(1.2)	(26.8)	(28.0)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.4	—	—	0.4
Reclassification adjustments tax benefit	(0.1)	—	—	(0.1)
Reclassification adjustments (after-tax)	0.3	—	—	0.3
Other comprehensive income (loss) attributable to UGI	0.3	(1.2)	(26.8)	(27.7)
AOCI — March 31, 2019	$(13.3)	$(21.8)	$(125.7)	$(160.8)

Three Months Ended March 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — December 31, 2017	$(18.8)	$(22.2)	$(30.5)	$(71.5)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(1.6)	35.9	34.3
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.4	4.3	—	4.7
Reclassification adjustments tax benefit	(0.1)	(1.5)	—	(1.6)
Reclassification adjustments (after-tax)	0.3	2.8	—	3.1
Other comprehensive income attributable to UGI	0.3	1.2	35.9	37.4
AOCI — March 31, 2018	$(18.5)	$(21.0)	$5.4	$(34.1)

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2019	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2018	$(11.0)	$(16.1)	$(83.3)	$(110.4)
Other comprehensive loss before reclassification adjustments (after-tax)	—	(2.7)	(42.4)	(45.1)
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	0.8	1.0	—	1.8
Reclassification adjustments tax benefit	(0.2)	(0.3)	—	(0.5)
Reclassification adjustments (after-tax)	0.6	0.7	—	1.3
Other comprehensive income (loss) attributable to UGI	0.6	(2.0)	(42.4)	(43.8)
Reclassification of stranded income tax effects related to TCJA	(2.9)	(3.7)	—	(6.6)
AOCI — March 31, 2019	$(13.3)	$(21.8)	$(125.7)	$(160.8)

Six Months Ended March 31, 2018	Postretirement Benefit Plans	Derivative Instruments	Foreign Currency	Total
AOCI — September 30, 2017	$(19.2)	$(21.4)	$(52.8)	$(93.4)
Other comprehensive (loss) income before reclassification adjustments (after-tax)	—	(2.0)	58.2	56.2
Amounts reclassified from AOCI:
Reclassification adjustments (pre-tax)	1.0	3.8	—	4.8
Reclassification adjustments tax benefit	(0.3)	(1.4)	—	(1.7)
Reclassification adjustments (after-tax)	0.7	2.4	—	3.1
Other comprehensive income attributable to UGI	0.7	0.4	58.2	59.3
AOCI — March 31, 2018	$(18.5)	$(21.0)	$5.4	$(34.1)
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

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Three Months Ended March 31, 2019	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$2,606.1	$—		$971.6	$783.2	$443.6		$404.3	$3.4
Intersegment revenues	$—	$(124.8)	(c)	$—	$—	$98.8		$25.3	$0.7
Cost of sales	$1,426.9	$(123.6)	(c)	$435.2	$444.7	$449.3		$218.0	$3.3
Segment profit:
Operating income (loss)	$538.8	$(0.4)		$246.4	$126.9	$51.3		$119.9	$(5.3)
Income from equity investees	1.6	—		—	0.1	1.5	(d)	—	—
Other non-operating income, net	7.9	—		—	3.1	—		0.4	4.4
Interest expense	(61.0)	—		(42.2)	(6.1)	(0.5)		(12.2)	—
Income (loss) before income taxes	$487.3	$(0.4)		$204.2	$124.0	$52.3		$108.1	$(0.9)
Partnership Adjusted EBITDA (a)				$290.3
Noncontrolling interests’ net income	$151.3	$—		$138.7	$0.2	$—		$—	$12.4
Depreciation and amortization	$108.9	$(0.1)		$44.3	$30.6	$11.5		$22.3	$0.3
Capital expenditures (including the effects of accruals)	$151.2	$—		$25.8	$22.1	$32.3		$70.8	$0.2

Three Months Ended March 31, 2018	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$2,812.0	$—		$1,040.3	$909.6	$436.2		$424.6	$1.3
Intersegment revenues	$—	$(188.9)	(c)	$—	$—	$129.0		$58.7	$1.2
Cost of sales	$1,560.2	$(187.9)	(c)	$483.7	$541.1	$418.6		$257.3	$47.4
Segment profit:
Operating income (loss) (e)	$591.0	$0.3		$266.6	$132.0	$107.6		$135.7	$(51.2)
Income (loss) from equity investees	0.7	—		—	(0.1)	0.8	(d)	—	—
Other non-operating expense, net (e)	(12.5)	—		—	(9.2)	(0.1)		(0.6)	(2.6)
Interest expense	(58.1)	—		(41.0)	(5.2)	(0.7)		(11.1)	(0.1)
Income (loss) before income taxes	$521.1	$0.3		$225.6	$117.5	$107.6		$124.0	$(53.9)
Partnership Adjusted EBITDA (a)				$309.5
Noncontrolling interests’ net income (loss)	$131.7	$—		$155.7	$(1.2)	$—		$—	$(22.8)
Depreciation and amortization	$112.2	$(0.1)		$45.2	$34.9	$10.8		$21.1	$0.3
Capital expenditures (including the effects of accruals)	$110.1	$—		$23.6	$26.1	$4.3		$55.1	$1.0

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

Six Months Ended March 31, 2019	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$4,806.3	$—		$1,791.8	$1,493.9	$816.1		$703.4	$1.1
Intersegment revenues	$—	$(236.4)	(c)	$—	$—	$185.7		$48.9	$1.8
Cost of sales	$2,851.9	$(234.4)	(c)	$813.7	$893.3	$826.8		$377.5	$175.0
Segment profit:
Operating income (loss)	$706.5	$—		$413.0	$185.2	$92.4		$196.9	$(181.0)
Income from equity investees	3.1	—		—	0.1	3.0	(d)	—	—
Loss on extinguishments of debt	(6.1)	—		—	(6.1)	—		—	—
Other non-operating income, net	16.9	—		—	3.8	—		0.8	12.3
Interest expense	(121.2)	—		(84.6)	(11.5)	(1.0)		(23.9)	(0.2)
Income (loss) before income taxes	$599.2	$—		$328.4	$171.5	$94.4		$173.8	$(168.9)
Partnership Adjusted EBITDA (a)				$500.9
Noncontrolling interests’ net income (loss)	$175.6	$—		$220.2	$0.3	$—		$—	$(44.9)
Depreciation and amortization	$220.1	$(0.1)		$90.0	$62.0	$23.0		$44.8	$0.4
Capital expenditures (including the effects of accruals)	$313.0	$—		$56.8	$49.9	$57.4		$148.1	$0.8
As of March 31, 2019
Total assets	$12,350.9	$(121.5)		$3,978.1	$3,229.6	$1,500.9		$3,438.4	$325.4
Short-term borrowings	$341.0	$—		$236.0	$—	$—		$105.0	$—
Goodwill	$3,147.8	$—		$2,003.1	$944.8	$17.8		$182.1	$—

Six Months Ended March 31, 2018	Total	Eliminations		AmeriGas Propane	UGI International	Midstream & Marketing		UGI Utilities	Corporate & Other (b)
Revenues	$4,937.2	$—		$1,827.6	$1,693.8	$686.0		$730.0	$(0.2)
Intersegment revenues	$—	$(286.0)	(c)	$—	$—	$207.2		$76.4	$2.4
Cost of sales	$2,697.6	$(283.9)	(c)	$849.8	$1,025.9	$657.6		$409.1	$39.1
Segment profit:
Operating income (loss) (e)	$986.0	$0.5		$414.5	$225.2	$161.0		$232.6	$(47.8)
Income (loss) from equity investees	1.7	—		—	(0.3)	2.0	(d)	—	—
Other non-operating expense, net (e)	(20.5)	—		—	(14.0)	(1.2)		(1.2)	(4.1)
Interest expense	(116.3)	—		(81.6)	(10.8)	(1.6)		(22.0)	(0.3)
Income (loss) before income taxes	$850.9	$0.5		$332.9	$200.1	$160.2		$209.4	$(52.2)
Partnership Adjusted EBITDA (a)				$503.6
Noncontrolling interests’ net income (loss)	$200.0	$—		$223.7	$(1.5)	$—		$—	$(22.2)
Depreciation and amortization	$222.5	$(0.1)		$92.6	$67.1	$20.9		$41.5	$0.5
Capital expenditures (including the effects of accruals)	$238.6	$—		$47.2	$47.8	$15.6		$126.8	$1.2
As of March 31, 2018
Total assets	$12,445.3	$(59.4)		$4,149.8	$3,562.3	$1,347.7		$3,204.0	$240.9
Short-term borrowings	$302.8	$—		$154.5	$3.3	$10.0		$135.0	$—
Goodwill	$3,218.1	$—		$2,001.3	$1,023.2	$11.5		$182.1	$—

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

(a)The following table provides a reconciliation of Partnership Adjusted EBITDA to AmeriGas Propane income before income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Partnership Adjusted EBITDA	$290.3	$309.5	$500.9	$503.6
Depreciation and amortization	(44.3)	(45.2)	(90.0)	(92.6)
Interest expense	(42.2)	(41.0)	(84.6)	(81.6)
Merger expense	(0.9)	—	(0.9)	—
Noncontrolling interest (i)	1.3	2.3	3.0	3.5
Income before income taxes	$204.2	$225.6	$328.4	$332.9

(i)	Principally represents the General Partner’s 1.01% interest in AmeriGas OLP.

(b)
Includes net pre-tax gains (losses) on commodity and certain foreign currency derivative instruments not associated with current-period transactions (including such amounts attributable to noncontrolling interests) totaling $4.7 and $(48.1) for the three months ended March 31, 2019 and 2018, respectively, and $(161.2) and $(41.5) for the six months ended March 31, 2019 and 2018, respectively.

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

Note 17 — Proposed Merger

On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each outstanding Common Unit other than Common Units owned by UGI and its subsidiaries, including the General Partner, will be converted into the right to receive, at the election of each holder of such Common Units, one of the following forms of merger consideration:

(i)0.6378 shares of UGI common stock;
(ii)$7.63 in cash, without interest, and 0.500 shares of UGI common stock; or
(iii)$35.325 in cash, without interest.

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners. Pursuant to the Merger Agreement, the General Partner will declare and cause to pay regular quarterly cash distributions on outstanding Common Units in accordance with the Partnership Agreement in an amount that will not be less than $0.95 per Common Unit. In addition, the Merger Agreement requires that the record date for the quarterly cash distribution related to the quarter immediately prior to the quarter in which the closing of the Proposed Merger occurs be designated so that such record date precedes the closing of the Proposed Merger so as to permit the payment of such quarterly distribution to the holders of the Common Units; provided that the Partnership’s unitholders are not intended to receive, for any quarter, distributions both in respect of Common Units and also dividends in respect of shares of UGI common stock that they receive in exchange for such Common Units in the transaction.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding Common Units; (ii) there being no law or injunction prohibiting

UGI CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)
(Currency in millions, except per share amounts and where indicated otherwise)

consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 relating to the issuance of shares of UGI common stock pursuant to the Merger Agreement; (iv) approval for listing on the New York Stock Exchange of the shares of UGI common stock issuable pursuant to the Merger Agreement; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (vi) compliance by the respective parties in all material respects with their respective covenants.

Pursuant to a Support Agreement, the General Partner has agreed to vote all Partnership Common Units that it or its affiliates beneficially own as of the record date of the Special Meeting in favor of the Merger Agreement and the Proposed Merger.

The Merger Agreement provides for certain termination rights for both UGI and the Partnership which, under certain circumstances, would require the Partnership to pay UGI a termination fee of $20 and/or reimburse UGI for expenses in an amount not to exceed $5, or require UGI to reimburse the Partnership for expenses not to exceed $5.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by AmeriGas Partners’ unitholders, the Proposed Merger is expected to close in the fourth quarter of Fiscal 2019. On May 6, 2019, UGI filed with the SEC its registration statement on Form S-4 relating to the Proposed Merger.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that actual results almost always vary from assumed facts or bases, and the differences between actual results and assumed facts or bases can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the following important factors that could affect our future results and could cause those results to differ materially from those expressed in our forward-looking statements: (1) adverse weather conditions resulting in reduced demand; (2) cost volatility and availability of propane and other LPG, oil, electricity, and natural gas and the capacity to transport product to our customers; (3) changes in domestic and foreign laws and regulations, including safety, tax, consumer protection, environmental and accounting matters; (4) inability to timely recover costs through utility rate proceedings; (5) the impact of pending and future legal proceedings; (6) competitive pressures from the same and alternative energy sources; (7) failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues; (8) liability for environmental claims; (9) increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand; (10) adverse labor relations; (11) customer, counterparty, supplier, or vendor defaults; (12) liability for uninsured claims and for claims in excess of insurance coverage, including those for personal injury and property damage arising from explosions, terrorism, and other catastrophic events that may result from operating hazards and risks incidental to generating and distributing electricity and transporting, storing and distributing natural gas and LPG; (13) transmission or distribution system service interruptions; (14) political, regulatory and economic conditions in the United States and in foreign countries, including the current conflicts in the Middle East, and foreign currency exchange rate fluctuations, particularly the euro; (15) capital market conditions, including reduced access to capital markets and interest rate fluctuations; (16) changes in commodity market prices resulting in significantly higher cash collateral requirements; (17) reduced distributions from subsidiaries impacting the ability to pay dividends; (18) changes in Marcellus Shale gas production; (19) the availability, timing and success of our acquisitions, commercial initiatives and investments to grow our businesses; (20) our ability to successfully integrate acquired businesses and achieve anticipated synergies; (21) the interruption, disruption, failure, malfunction, or breach of our information technology systems, including due to cyber attack; (22) continuous enactment of tax legislation; (23) the failure to realize the anticipated benefits of the Proposed Merger; (24) the possible diversion of management time on issues related to the Proposed Merger; (25) the risk that the requisite approvals to complete the Proposed Merger are not obtained; (26) the performance of the Partnership; and (27) the potential need to address any reviews, investigations or other proceedings by governmental authorities or shareholder actions.

These factors, and those factors set forth in Item 1A. Risk Factors in this Form 10-Q and the Company’s 2018 Annual Report, are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on future results. We undertake no obligation to update publicly any forward-looking statement whether as a result of new information or future events except as required by the federal securities laws.

ANALYSIS OF RESULTS OF OPERATIONS

Fiscal 2019 and 2018 Quarterly Results

The following analyses compare the Company’s results of operations for the 2019 three-month period with the 2018 three-month period, and the 2019 six-month period with the 2018 six-month period. Our analyses of results of operations should be read in conjunction with the segment information included in Note 16 to the condensed consolidated financial statements.

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

UGI CORPORATION AND SUBSIDIARIES

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

Our results for the 2019 and 2018 three and six-month periods include the effects of the enactments of the TCJA in the U.S. and the December 2017 French Finance Bills in France. Among other things, the TCJA reduces the U.S. federal income tax rate from 35% to 21%, effective January 1, 2018, creates a territorial tax system with a one-time mandatory “toll tax” on previously un-repatriated foreign earnings, and allows for immediate capital expensing of certain qualified property which for UGI Utilities and certain FERC-regulated assets is eliminated beginning in Fiscal 2019. The December 2017 French Finance Bills increased the corporate income tax rate in France for Fiscal 2018 but also included measures to reduce the corporate income tax rate for fiscal years starting after January 1, 2022.
Our results for the three and six months ended March 31, 2018, reflect provisional amounts that resulted from remeasuring our deferred income tax assets and liabilities at the new tax rates in the U.S. and in France during the quarter ended December 31, 2017, the period during which the tax laws were enacted, and subsequent adjustments to provisional amounts made during the quarter ended March 31, 2018, as a result of the TCJA and the December 2017 French Finance Bills. Because a significant amount of the reduction in deferred income taxes in the U.S. related to our regulated utility plant assets, most of the reductions to UGI Utilities’ deferred income tax assets and liabilities were not recognized immediately in income tax expense but were reflected in regulatory assets and liabilities in accordance with utility ratemaking. Our results for the three and six months ended March 31, 2019, reflect the effects on UGI Utilities’ revenues of the May 17, 2018 PAPUC Order addressing certain regulatory effects of the TCJA on Pennsylvania utilities.
Although the remeasurement adjustments to our deferred income tax assets and liabilities for the 2018 three-month and six-month periods affected income tax expense and GAAP net income, we have eliminated these remeasurement adjustments from our non-GAAP adjusted net income presented in the section below entitled “Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP).” For further information on the TCJA and the December 2017 French Finance Bills, see Note 6 to Condensed Consolidated Financial Statements.
Proposed Merger
On April 1, 2019, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as an indirect, wholly owned subsidiary of UGI. Under the terms of the Merger Agreement, at the effective time of the Proposed Merger, each outstanding Common Unit other than Common Units owned by UGI and its subsidiaries, including the General Partner, will be converted into the right to receive, at the election of each holder of such Common Units, one of the following forms of merger consideration:

(i)	0.6378 shares of UGI common stock;

(ii)	$7.63 in cash, without interest, and 0.500 shares of UGI common stock; or

(iii)	$35.325 in cash, without interest.

The merger consideration is subject to proration designed to ensure that the total number of shares of UGI common stock issuable as merger consideration will equal approximately 34.6 million shares, and the amount of cash consideration paid will equal approximately $530 million. Also, at the effective time of the Proposed Merger, the General Partner’s 1% economic general partner interest in AmeriGas Partners, which includes its incentive distribution rights, will convert into (i) 10,615,711 Common Units, which will remain outstanding as partnership interests in AmeriGas Partners, and (ii) a non-economic general partner interest in AmeriGas Partners. Pursuant to the Merger Agreement, the General Partner will declare and cause to pay regular quarterly cash distributions on outstanding Common Units in accordance with the Partnership Agreement in an amount that will not be less than $0.95 per Common Unit. In addition, the Merger Agreement requires that the record date for the quarterly cash distribution related to the quarter immediately prior to the quarter in which the closing of the Proposed Merger occurs be designated so that such record date precedes the closing of the Proposed Merger so as to permit the payment of such quarterly distribution to the holders of the Common Units; provided that the Partnership’s unitholders are not intended to receive, for any quarter, distributions both in respect of Common Units and also dividends in respect of shares of UGI common stock that they receive in exchange for such Common Units in the transaction.

Upon completion of the Proposed Merger, Common Units will no longer be publicly traded. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by the AmeriGas Partners’ unitholders, the Proposed Merger

UGI CORPORATION AND SUBSIDIARIES

is expected to close in the fourth quarter of Fiscal 2019. On May 6, 2019, UGI filed with the SEC its registration statement on Form S-4 relating to the Proposed Merger.

The Proposed Merger will be accounted for in accordance with ASC 810, Consolidation - Overall-Changes in a Parent’s Ownership Interest in a Subsidiary. Because UGI controls the AmeriGas Partners before and after the Proposed Merger, the changes in UGI’s ownership interest in the Partnership resulting from the merger will be accounted for as an equity transaction and no gain or loss will be recognized in UGI’s consolidated income statement resulting from the merger. In addition, the carrying amounts of AmeriGas Partners’ assets and liabilities will not be adjusted. Finally, the tax effects of the merger will be reported as adjustments to deferred income taxes and UGI stockholders’ equity.
See Note 17 to Condensed Consolidated Financial Statements for further information on the Proposed Merger.

EXECUTIVE OVERVIEW

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Net Income Attributable to UGI Corporation by Business Unit (GAAP):
Net income attributable to UGI Corporation determined in accordance with GAAP for the three months ended March 31, 2019 and 2018 is as follows:

For the three months ended March 31,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount (a)	% of Total	Amount	%
AmeriGas Propane (b)	$47.5	19.4%	$49.8	18.0%	$(2.3)	(4.6)%
UGI International (c)(d)	89.7	36.6%	77.4	28.0%	12.3	15.9%
Midstream & Marketing	38.1	15.5%	76.6	27.8%	(38.5)	(50.3)%
UGI Utilities	82.8	33.7%	89.2	32.3%	(6.4)	(7.2)%
Corporate & Other (e)	(12.7)	(5.2)%	(17.0)	(6.1)%	4.3	N.M.
Net income attributable to UGI Corporation	$245.4	100.0%	$276.0	100.0%	$(30.6)	(11.1)%

(a)
Net income attributable to UGI Corporation for the three months ended March 31, 2018, includes changes to provisional remeasurement adjustments initially recorded in December 2017 as a result of the enactment of the TCJA which decreased income taxes and increased net income attributable to UGI by business unit as follows:

UGI International	$0.2
Corporate & Other	5.1
Net income attributable to UGI Corporation	$5.3

(b)	The three months ended March 31, 2019, includes after-tax expenses associated with the Proposed Merger of $0.2 million.

(c)
Three months ended March 31, 2018, includes changes to provisional remeasurement adjustments initially recorded in December 2017 as a result of the enactment of the December 2017 French Finance Bills which increased income taxes and decreased net income attributable to UGI by $3.7 million.

(d)	Three months ended March 31, 2018, includes after-tax integration expenses associated with Finagaz of $6.8 million.

(e)
Includes net after-tax (losses) on commodity derivative instruments not associated with current-period transactions of $(11.5) million and $(15.7) million for the three months ended March 31, 2019 and 2018, respectively. Also includes net after-tax unrealized gains (losses) on certain foreign currency derivative instruments of $3.3 million and $(1.3) million for the three months ended March 31, 2019 and 2018, respectively.

N.M. — Variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP):
Adjusted net income attributable to UGI Corporation for the three months ended March 31, 2019 and 2018 is as follows:

For the three months ended March 31,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	%
AmeriGas Propane	$47.7	18.8%	$49.8	16.7%	$(2.1)	(4.2)%
UGI International (a)	89.7	35.3%	87.7	29.4%	2.0	2.3%
Midstream & Marketing	38.1	15.0%	76.6	25.7%	(38.5)	(50.3)%
UGI Utilities	82.8	32.6%	89.2	29.9%	(6.4)	(7.2)%
Corporate & Other	(4.4)	(1.7)%	(5.1)	(1.7)%	0.7	N.M.
Adjusted net income attributable to UGI Corporation	$253.9	100.0%	$298.2	100.0%	$(44.3)	(14.9)%

(a)
Includes after-tax realized gains (losses) on certain foreign currency derivative instruments used to reduce volatility in foreign earnings of $2.3 million and $(6.1) million for the three months ended March 31, 2019 and 2018, respectively.

N.M. - Variance is not meaningful.
Discussion. Adjusted net income attributable to UGI Corporation for the 2019 three-month period was $253.9 million (equal to $1.43 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2018 three-month period of $298.2 million (equal to $1.69 per diluted share).
Our results for the three months ended March 31, 2019, reflect average temperatures that were near or slightly colder than normal, and colder than the prior-year period, at our AmeriGas Propane, Midstream & Marketing and UGI Utilities reportable segments, but significantly warmer than normal and the prior year at our UGI International reportable segment. Although average temperatures during the 2019 three-month period at our domestic business units were colder than the prior-year period, 2019 three-month period temperatures were less volatile than in the prior-year period.
Adjusted net income attributable to UGI from AmeriGas Propane decreased $2.1 million in the 2019 three-month period principally reflecting the effects of lower retail propane gallons sold. Although average temperatures during the 2019 three-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.
Our UGI International adjusted net income was slightly higher in the 2019 three-month period. Temperatures in the 2019 three-month period at UGI International were 9.5% warmer than the prior year. The warmer temperatures reduced LPG gallons sold but the impact of the lower volumes was partially offset by slightly higher average retail LPG unit margin. Although the euro and the British pound sterling were weaker during the current-year period, resulting in reduced translated results, UGI International’s period-over-period adjusted net income was favorably impacted by significantly higher realized gains on foreign currency contracts used to reduce volatility in foreign earnings.
Midstream & Marketing adjusted net income in the 2019 three-month period was significantly lower than in the 2018 three-month period reflecting lower prices for pipeline capacity due to the absence of extremely cold and volatile weather experienced early in the prior-year period, and increased pipeline restrictions experienced during the current-year period. Midstream & Marketing’s 2019 three-month period adjusted net income also reflects lower electric generation total margin and lower average natural gas marketing unit margins.
Although temperatures at UGI Utilities were slightly colder than the prior-year period, UGI Utilities’ 2019 three-month period net income was lower. The decrease in the 2019 three-month period net income is the result of reflecting the credit to customers of tax savings resulting from the TCJA in accordance with the PAPUC’s May 17, 2018 Order. Tax savings resulting from the TCJA that accrued beginning January 1, 2018 through March 31, 2018 of approximately $14.9 million were recorded during the three months ended June 30, 2018. Accordingly, net income in the prior-year period was not reduced by the previously mentioned $14.9 million credit to customers for tax savings resulting from the TCJA.

UGI CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED MARCH 31, 2019 AND 2018

Net Income Attributable to UGI Corporation by Business Unit (GAAP):
Net income attributable to UGI Corporation determined in accordance with GAAP for the six months ended March 31, 2019 and 2018 is as follows:

For the six months ended March 31,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount (a)	% of Total	Amount	%
AmeriGas Propane (b)	$78.1	25.2%	$191.4	29.8%	$(113.3)	(59.2)%
UGI International (c)(d)(e)	122.2	39.5%	138.5	21.6%	(16.3)	(11.8)%
Midstream & Marketing	69.1	22.3%	188.6	29.4%	(119.5)	(63.4)%
UGI Utilities	132.7	42.9%	157.5	24.5%	(24.8)	(15.7)%
Corporate & Other (f)	(92.5)	(29.9)%	(34.1)	(5.3)%	(58.4)	N.M.
Net income attributable to UGI Corporation	$309.6	100.0%	$641.9	100.0%	$(332.3)	(51.8)%

(a)
Net income attributable to UGI Corporation for the six months ended March 31, 2018, includes income (loss) from remeasurement adjustments to tax-related accounts as a result of the enactment of the TCJA as follows:

AmeriGas Propane	$113.1
UGI International	(9.1)
Midstream & Marketing	74.3
UGI Utilities	8.1
Corporate & Other	(15.1)
Net income attributable to UGI Corporation	$171.3

(b)	Six months ended March 31, 2019, includes after-tax expenses associated with the Proposed Merger of $0.2 million.

(c)	Six months ended March 31, 2019, includes net after-tax loss from extinguishment of debt of $4.2 million.

(d)
Six months ended March 31, 2018, includes beneficial impact of a $13.6 million remeasurement adjustment to net deferred income tax liabilities associated with a December 2017 change in French income tax rates.

(e)	Six months ended March 31, 2018, includes after-tax integration expenses associated with Finagaz of $8.0 million.

(f)
Includes net after-tax (losses) on commodity derivative instruments not associated with current-period transactions of $(92.7) million and $(11.1) million for the six months ended March 31, 2019 and 2018, respectively. Also includes net after-tax unrealized gains (losses) on certain foreign currency derivative instruments of $9.0 million and $(1.4) million for the six months ended March 31, 2019 and 2018, respectively.

N.M. — Variance is not meaningful.

UGI CORPORATION AND SUBSIDIARIES

Adjusted Net Income Attributable to UGI Corporation by Business Unit (Non-GAAP):
Adjusted net income attributable to UGI Corporation for the six months ended March 31, 2019 and 2018 is as follows:

For the six months ended March 31,	2019		2018		Variance - Favorable (Unfavorable)
(Dollars in millions)	Amount	% of Total	Amount	% of Total	Amount	%
AmeriGas Propane	$78.3	19.7%	$78.3	16.4%	$—	—%
UGI International (a)	126.4	31.8%	142.0	29.7%	(15.6)	(11.0)%
Midstream & Marketing	69.1	17.4%	114.3	23.9%	(45.2)	(39.5)%
UGI Utilities	132.7	33.4%	149.4	31.3%	(16.7)	(11.2)%
Corporate & Other	(8.8)	(2.3)%	(6.5)	(1.3)%	(2.3)	N.M.
Adjusted net income attributable to UGI Corporation	$397.7	100.0%	$477.5	100.0%	$(79.8)	(16.7)%

(a)
Includes after-tax realized gains (losses) on certain foreign currency derivative instruments used to reduce volatility in foreign earnings of $2.8 million and $(9.3) million for the six months ended March 31, 2019 and 2018, respectively.

N.M. - Variance not meaningful.
Discussion. Adjusted net income attributable to UGI Corporation for the 2019 six-month period was $397.7 million (equal to $2.24 per diluted share) compared to adjusted net income attributable to UGI Corporation for the 2018 six-month period of $477.5 million (equal to $2.70 per diluted share).
Our results for the six months ended March 31, 2019, reflect average temperatures that were slightly colder than the prior-year period at our AmeriGas Propane, Midstream & Marketing and UGI Utilities reportable segments. Temperatures were significantly warmer than the prior-year period at our UGI International reportable segment. Although average temperatures during the 2019 six-month period at our domestic business units were colder than the prior-year period, 2019 six-month period temperatures were less volatile than in the prior-year period.
Adjusted net income attributable to UGI from AmeriGas Propane was comparable to the prior year as slightly lower retail propane volume was offset by higher average retail unit margins.
Our UGI International adjusted net income was lower reflecting the negative volume and associated margin effects of significantly warmer weather on heating-related sales, and lower volumes sold for crop drying due to a very dry and warm summer and early fall in Europe. Although the euro and the British pound sterling were weaker in the current-year period reducing translated local currency results, UGI International’s period-over-period adjusted net income was favorably impacted by significantly higher realized gains on foreign currency contracts used to reduce volatility in foreign earnings.
Midstream & Marketing adjusted net income in the 2019 six-month period was significantly lower than in the 2018 six-month period reflecting lower prices for pipeline capacity due to the absence of extremely cold and volatile weather experienced in the prior-year period, and increased pipeline restrictions experienced during the current-year period. Midstream & Marketing’s 2019 six-month period adjusted net income also reflects lower electric generation total margin and lower average natural gas marketing unit margins.
Although temperatures at UGI Utilities were slightly colder than the prior-year period, UGI Utilities’ 2019 six-month period net income was lower as a result of reflecting the credit to customers of tax savings resulting from the TCJA in accordance with the PAPUC’s May 17, 2018 Order. Tax savings resulting from the TCJA that accrued beginning January 1, 2018 through March 31, 2018 of approximately $14.9 million were recorded during the three months ended June 30, 2018. Accordingly, net income in the prior-year period was not reduced by the previously mentioned $14.9 million credit to customers for tax savings resulting from the TCJA.
Non-GAAP Financial Measures - Adjusted Net Income Attributable to UGI and Adjusted Diluted Earnings Per Share
As previously mentioned, UGI management uses “adjusted net income attributable to UGI Corporation” and “adjusted diluted earnings per share,” both of which are non-GAAP financial measures, when evaluating UGI’s overall performance. For the 2019 and 2018 three and six-month periods, adjusted net income attributable to UGI Corporation is net income attributable to UGI after excluding (1) net after-tax gains and losses on commodity and certain foreign currency derivative instruments not associated with current-period transactions (principally comprising changes in unrealized gains and losses on such derivative instruments); (2) Finagaz integration expenses; (3) losses associated with extinguishments of debt; (4) remeasurement impacts on income tax

UGI CORPORATION AND SUBSIDIARIES

balances resulting from the enactments of the TCJA and French Finance Bills; and (5) merger expenses associated with the Proposed Merger.
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
The following tables reconcile consolidated net income attributable to UGI Corporation, the most directly comparable GAAP measure, to adjusted net income attributable to UGI Corporation, and reconcile diluted earnings per share, the most comparable GAAP measure, to adjusted diluted earnings per share, to reflect the adjustments referred to above:

Three Months Ended March 31, 2019	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$245.4	$47.5	$89.7	$38.1	$82.8	$(12.7)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(0.9)) (a)	11.5	—	—	—	—	11.5
Unrealized gains on foreign currency derivative instruments (net of tax of $1.4) (a)	(3.2)	—	—	—	—	(3.2)
Merger expenses (net of tax of $(0.1))	0.2	0.2	—	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$253.9	$47.7	$89.7	$38.1	$82.8	$(4.4)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share — diluted	$1.38	$0.27	$0.51	$0.21	$0.47	$(0.08)
Net losses on commodity derivative instruments not associated with current-period transactions (b)	0.07	—	—	—	—	0.07
Unrealized gains on foreign currency derivative instruments	(0.02)	—	—	—	—	(0.02)
Merger expenses	—	—	—	—	—	—
Adjusted diluted earnings (loss) per share	$1.43	$0.27	$0.51	$0.21	$0.47	$(0.03)

UGI CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2018	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$276.0	$49.8	$77.4	$76.6	$89.2	$(17.0)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(8.1)) (a)	15.7	—	—	—	—	15.7
Unrealized losses on foreign currency derivative instruments (net of tax of $(0.7)) (a)	1.3	—	—	—	—	1.3
Integration expenses associated with Finagaz (net of tax of $(4.5)) (a)	6.8	—	6.8	—	—	—
Impact of French Finance Bill	3.7	—	3.7	—	—	—
Remeasurement impact of TCJA	(5.3)	—	(0.2)	—	—	(5.1)
Adjusted net income (loss) attributable to UGI Corporation	$298.2	$49.8	$87.7	$76.6	$89.2	$(5.1)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share - diluted	$1.57	$0.28	$0.44	$0.43	$0.51	$(0.09)
Net losses on commodity derivative instruments not associated with current-period transactions	0.08	—	—	—	—	0.08
Unrealized losses on foreign currency derivative instruments	0.01	—	—	—	—	0.01
Integration expenses associated with Finagaz	0.04	—	0.04	—	—	—
Impact of French Finance Bill	0.02	—	0.02	—	—	—
Remeasurement impact of TCJA	(0.03)	—	—	—	—	(0.03)
Adjusted diluted earnings (loss) per share	$1.69	$0.28	$0.50	$0.43	$0.51	$(0.03)

UGI CORPORATION AND SUBSIDIARIES

Six Months Ended March 31, 2019	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$309.6	$78.1	$122.2	$69.1	$132.7	$(92.5)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(36.4)) (a)	92.7	—	—	—	—	92.7
Unrealized gains on foreign currency derivative instruments (net of tax of $3.7) (a)	(9.0)	—	—	—	—	(9.0)
Loss on extinguishments of debt (net of tax of $(1.9)) (a)	4.2	—	4.2	—	—	—
Merger expenses (net of tax of $(0.1))	0.2	0.2	—	—	—	—
Adjusted net income (loss) attributable to UGI Corporation	$397.7	$78.3	$126.4	$69.1	$132.7	$(8.8)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share — diluted	$1.74	$0.44	$0.69	$0.39	$0.75	$(0.53)
Net losses on commodity derivative instruments not associated with current-period transactions (b)	0.53	—	—	—	—	0.53
Unrealized gains on foreign currency derivative instruments	(0.05)	—	—	—	—	(0.05)
Loss on extinguishments of debt	0.02	—	0.02	—	—	—
Merger expenses	—	—	—	—	—	—
Adjusted diluted earnings (loss) per share	$2.24	$0.44	$0.71	$0.39	$0.75	$(0.05)

UGI CORPORATION AND SUBSIDIARIES

Six Months Ended March 31, 2018	Total	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Corporate & Other
(Dollars in millions, except per share data)
Adjusted net income attributable to UGI Corporation:
Net income (loss) attributable to UGI Corporation	$641.9	$191.4	$138.5	$188.6	$157.5	$(34.1)
Net losses on commodity derivative instruments not associated with current-period transactions (net of tax of $(6.0)) (a)	11.1	—	—	—	—	11.1
Unrealized losses on foreign currency derivative instruments (net of tax of $(0.7)) (a)	1.4	—	—	—	—	1.4
Integration expenses associated with Finagaz (net of tax of $(5.2)) (a)	8.0	—	8.0	—	—	—
Impact of French Finance Bill	(13.6)	—	(13.6)	—	—	—
Remeasurement impact of TCJA	(171.3)	(113.1)	9.1	(74.3)	(8.1)	15.1
Adjusted net income (loss) attributable to UGI Corporation	$477.5	$78.3	$142.0	$114.3	$149.4	$(6.5)

Adjusted diluted earnings per share:
UGI Corporation earnings (loss) per share - diluted	$3.63	$1.08	$0.78	$1.07	$0.89	$(0.19)
Net losses on commodity derivative instruments not associated with current-period transactions	0.06	—	—	—	—	0.06
Unrealized losses on foreign currency derivative instruments	0.01	—	—	—	—	0.01
Integration expenses associated with Finagaz	0.05	—	0.05	—	—	—
Impact of French Finance Bill	(0.08)	—	(0.08)	—	—	—
Remeasurement impact of TCJA	(0.97)	(0.64)	0.05	(0.42)	(0.05)	0.09
Adjusted diluted earnings (loss) per share	$2.70	$0.44	$0.80	$0.65	$0.84	$(0.03)

(a)	Income taxes associated with pre-tax adjustments determined using statutory business unit tax rates.

(b)	Includes the effects of rounding associated with per share amounts.

UGI CORPORATION AND SUBSIDIARIES

SEGMENT RESULTS OF OPERATIONS

2019 Three-Month Period Compared to the 2018 Three-Month Period
AmeriGas Propane

For the three months ended March 31,	2019	2018	Decrease
(Dollars in millions)
Revenues	$971.6	$1,040.3	$(68.7)	(6.6)%
Total margin (a)	$536.4	$556.6	$(20.2)	(3.6)%
Partnership operating and administrative expenses (b)	$250.0	$251.5	$(1.5)	(0.6)%
Partnership Adjusted EBITDA (c)	$290.3	$309.5	$(19.2)	(6.2)%
Operating income (d)	$246.4	$266.6	$(20.2)	(7.6)%
Retail gallons sold (millions)	383.6	398.5	(14.9)	(3.7)%
Heating degree days—% colder (warmer) than normal (e)	4.4%	(0.5)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended March 31, 2019 and 2018 excludes net pre-tax unrealized gains (losses) of $17.1 million and $(31.2) million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	Partnership operating and administrative expenses for the three months ended March 31, 2019 include $0.9 million of expenses associated with the Proposed Merger.

(c)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 16 to Condensed Consolidated Financial Statements).

(d)	Operating income includes certain operating and administrative expenses of the General Partner.

(e)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by the NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2019 three-month period were 3.7% lower than the prior-year period. Average temperatures based upon heating degree days were 4.4% colder than normal and 4.9% colder than the prior-year period. Although average temperatures during the 2019 three-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

Retail propane revenues decreased $71.8 million during the 2019 three-month period reflecting the effects of lower average retail selling prices ($36.4 million) and the lower retail volumes sold ($35.4 million). Wholesale propane revenues increased $3.9 million reflecting higher wholesale volumes sold ($8.9 million) partially offset by lower average wholesale selling prices ($5.0 million). Average daily wholesale propane commodity prices during the 2019 three-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 21% lower than such prices during the 2018 three-month period. Other revenues in the 2019 three-month period were approximately equal to the prior-year period. Total cost of sales decreased $48.5 million, principally reflecting the effects of the lower average propane product costs ($39.4 million) and the lower retail propane volumes sold ($16.6 million), partially offset by higher wholesale propane volumes sold ($8.5 million).

AmeriGas Propane total margin decreased $20.2 million in the 2019 three-month period principally reflecting lower retail propane total margin ($20.3 million). The decrease in retail propane total margin principally reflects the effects of the lower retail volumes sold ($18.8 million).

Partnership Adjusted EBITDA decreased $19.2 million in the 2019 three-month period principally reflecting the effects of the lower total margin ($20.2 million) and slightly lower other operating income ($1.7 million), partially offset by a decrease in the Partnership operating and administrative expenses excluding the impact of $0.9 million of expenses associated with the Proposed Merger ($2.4 million). The decrease in the Partnership operating and administrative expenses reflects, among other things, lower general insurance and self-insured casualty and liability expense and slightly lower total compensation and benefits costs partially offset by slightly higher vehicle expenses. AmeriGas Propane operating income decreased $20.2 million in the 2019 three-month period principally reflecting the $19.2 million decrease in Partnership Adjusted EBITDA.

UGI CORPORATION AND SUBSIDIARIES

UGI International

For the three months ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$783.2	$909.6	$(126.4)	(13.9)%
Total margin (a)	$338.5	$368.5	$(30.0)	(8.1)%
Operating and administrative expenses (b)	$181.3	$199.3	$(18.0)	(9.0)%
Operating income	$126.9	$132.0	$(5.1)	(3.9)%
Income before income taxes (c)	$124.0	$117.5	$6.5	5.5%
LPG retail gallons sold (millions)	258.7	274.4	(15.7)	(5.7)%
Heating degree days—% (warmer) colder than normal (d)	(7.5)%	2.2%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended March 31, 2019 and 2018 excludes net pre-tax losses of $28.6 million and $20.6 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	The 2018 three-month period includes $11.3 million of Finagaz integration expenses.

(c)
Income before income taxes for the three months ended March 31, 2019 and 2018 excludes net pre-tax unrealized gains (losses) on certain foreign currency derivative contracts of $4.6 million and $(2.0) million, respectively. Income before income taxes for the three months ended March 31, 2019 and 2018 includes realized gains (losses) on certain foreign currency derivative contracts of $3.3 million and $(9.0) million, respectively.

(d)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2019 three-month period were 7.5% warmer than normal and 9.5% warmer than the prior-year period. Total retail gallons sold during the 2019 three-month period were 5.7% lower reflecting the effects of the significantly warmer weather on heating-related bulk sales, primarily sales to residential heating customers.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2019 and 2018 three-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.14 and $1.23, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.30 and $1.39, respectively. During the three months ended March 31, 2019 and 2018, realized gains and losses on foreign currency exchange contracts used to reduce volatility in foreign net income settled at average euro-to-dollar exchange rates of $1.17 and $1.09, respectively, and at average British pound sterling-to-dollar exchange rates of $1.30 and $1.27, respectively.

UGI International revenues decreased $126.4 million during the 2019 three-month period principally reflecting the translation effects of the weaker euro and British pound sterling (approximately $65 million) and the effects of the lower retail and lower wholesale LPG volumes sold. UGI International cost of sales decreased $96.4 million during the 2019 three-month period principally reflecting the translation effects of the weaker euro and British pound sterling (approximately $37 million), the lower retail and wholesale LPG volumes sold, and slightly lower average LPG product costs.

UGI International total margin decreased $30.0 million largely reflecting the translation effects of the weaker euro and British pound sterling (approximately $28 million). Local currency total margin was slightly lower in the 2019 three-month period as the effects of the lower retail LPG volumes sold were largely offset by higher average LPG unit margins mainly reflecting margin management efforts and, to a lesser extent, recovery of energy conservation compliance costs.

The $5.1 million decrease in UGI International operating income principally reflects the previously mentioned $30.0 million decrease in total margin partially offset by lower operating and administrative expenses ($18.0 million), lower depreciation and amortization expense ($4.3 million), and slightly higher other operating income ($2.8 million). The decrease in operating and administrative expenses reflects, in large part, the translation effects of the weaker euro and British pound sterling (approximately $15 million) and slightly lower local currency operating and administrative expenses. Operating and administrative expenses in the prior-year three-month period include $11.3 million of Finagaz integration costs. Excluding the impact of the Finagaz integration costs in the prior-year period, local currency operating and administrative expenses in the current-year period were higher reflecting, in large part, higher compliance costs associated with energy conservation and costs related to strategic projects. The lower depreciation and amortization expense principally reflects the translation effects of the weaker currencies (approximately $2.5 million) and, to a lesser extent, slightly lower local currency depreciation and amortization expense. Notwithstanding the $5.1

UGI CORPORATION AND SUBSIDIARIES

million decrease in operating income, UGI International income before income taxes in the 2019 three-month period increased $6.5 million reflecting higher pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from the translation effects of changes in foreign currency exchange rates ($12.3 million).

Midstream & Marketing

For the three months ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$542.4	$565.2	$(22.8)	(4.0)%
Total margin (a)	$93.1	$146.6	$(53.5)	(36.5)%
Operating and administrative expenses	$31.5	$28.3	$3.2	11.3%
Operating income	$51.3	$107.6	$(56.3)	(52.3)%
Income before income taxes	$52.3	$107.6	$(55.3)	(51.4)%

(a)
Total margin represents total revenues less total cost of sales. Total margin for the three months ended March 31, 2019 and 2018 excludes net pre-tax gains of $11.6 million and $5.7 million, respectively, on commodity derivative instruments not associated with current-period transactions.

Average temperatures across Midstream & Marketing’s energy marketing territory during the three months ended March 31, 2019 were approximately 0.7% warmer than normal and 1.2% colder than the prior-year period. Although temperatures for the 2019 three-month period were slightly colder than the prior year, temperatures early in the prior-year period were much colder and more volatile in the current-year period.

Midstream & Marketing’s 2019 three-month period revenues were $22.8 million lower than the prior-year period principally reflecting lower total revenues from midstream assets ($43.1 million) and lower electric generation revenues ($9.2 million). These decreases in revenue were partially offset principally by higher natural gas revenues ($24.2 million). The decrease in revenues from midstream assets reflects significantly lower capacity management revenues ($46.9 million) partially offset by slightly higher natural gas gathering and peaking revenues. The significant decrease in capacity management revenues reflects lower baseload capacity values during the 2019 three-month period and significantly lower pricing spreads between Marcellus and non-Marcellus delivery points during the current-year period. Electric generation revenues were lower principally reflecting significantly lower off peak volumes at the Hunlock Station generating facility due to a decline in economic dispatch opportunities. The significant increase in natural gas revenues principally reflects the effects of higher natural gas volumes resulting from the colder 2019 three-month period temperatures and customer growth, including customers obtained through the acquisition of South Jersey Energy Company’s natural gas marketing business on December 1, 2018, partially offset by the effects of lower average natural gas prices during the 2019 three-month period. Midstream & Marketing cost of sales were $449.3 million in the 2019 three-month period compared to $418.6 million in the 2018 three-month period, an increase of $30.7 million, principally reflecting the higher natural gas volumes partially offset by lower electric generation cost of sales.

Midstream & Marketing total margin decreased $53.5 million in the 2019 three-month period principally reflecting lower total margin from our midstream assets ($47.3 million), lower electric generation total margin ($4.4 million) and, to a lesser extent, lower margin from natural gas marketing reflecting lower unit margins. The decrease in total margin from midstream assets is principally the result of significantly lower capacity management total margin ($46.9 million) and, to a much lesser extent, lower peaking margin. The decrease in capacity management total margin reflects significantly lower baseload capacity values, and higher prior-year pricing spreads between Marcellus and non-Marcellus delivery points, due to the absence of extremely cold and volatile weather experienced in early January of the prior-year period, and the effects of increased pipeline restrictions experienced during the current-year period. These decreases in midstream assets total margin were partially offset by slightly higher natural gas gathering total margin. The lower total margin from electric generation reflects significantly lower electric generation volumes principally from our Hunlock Station generating facility.

Midstream & Marketing operating income and income before income taxes during the 2019 three-month period decreased $56.3 million and $55.3 million, respectively. The decrease in operating income principally reflects the previously mentioned decrease in total margin ($53.5 million), higher operating and administrative expenses ($3.2 million) and, to a much lesser extent, slightly higher depreciation expense ($0.7 million). The $3.2 million increase in operating and administrative expenses reflects higher compensation and benefits expense and slightly higher expenses associated with greater peaking, LNG and natural gas gathering activities. The increase in depreciation expense principally reflects incremental depreciation from the expansion of our natural gas gathering, LNG and peaking assets. The $55.3 million decrease in income before income taxes in the 2019 three-month period principally reflects the lower operating income ($56.3 million).

UGI CORPORATION AND SUBSIDIARIES

UGI Utilities

For the three months ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues (a)	$429.6	$483.3	$(53.7)	(11.1)%
Total margin (a)(b)	$210.2	$224.6	$(14.4)	(6.4)%
Operating and administrative expenses (b)	$67.7	$68.8	$(1.1)	(1.6)%
Operating income	$119.9	$135.7	$(15.8)	(11.6)%
Income before income taxes	$108.1	$124.0	$(15.9)	(12.8)%
Gas Utility system throughput—bcf
Core market	40.2	38.9	1.3	3.3%
Total	96.6	87.3	9.3	10.7%
Electric Utility distribution sales - gwh	279.2	278.7	0.5	0.2%
Gas Utility heating degree days—% (warmer) than normal (c)	(0.8)%	(2.2)%	—	—

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the three months ended March 31, 2019, were reduced by $22.7 million to reflect the credit to customers of tax savings of the TCJA. Substantially all of the credits to customers associated with tax savings for the 2018 three-month period were recorded during the three months ended June 30, 2018. See Notes 6 and 8 to Condensed Consolidated Financial Statements.

(b)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e., Electric Utility gross receipts taxes, of $1.4 million during each of the three months ended March 31, 2019 and March 31, 2018. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

Temperatures in Gas Utility’s service territory during the three months ended March 31, 2019, were slightly warmer than normal and 1.4% colder than the three months ended March 31, 2018. Gas Utility core market volumes increased 1.3 bcf (3.3%) principally reflecting the effects of the growth in the number of core market customers and the slightly colder temperatures. Total Gas Utility distribution system throughput increased 9.3 bcf reflecting higher large firm delivery service volumes (10.1 bcf) and the previously mentioned higher core market volumes partially offset by a decrease in interruptible delivery service volumes. Electric Utility kilowatt-hour sales were slightly higher than the prior-year period principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $53.7 million in the three months ended March 31, 2019, reflecting a $54.6 million decrease in Gas Utility revenues partially offset by a $0.9 million increase in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the three months ended March 31, 2019, Gas Utility’s revenues were reduced by $22.7 million to reflect the credit to customers of tax savings of the TCJA. Excluding the impact of this reduction in revenues, Gas Utility revenues decreased $31.9 million. The decrease principally reflects $18.8 million of lower off-system sales revenue which is net of capacity releases due in part to the adoption of ASC 606 (which requires that capacity release contracts be reflected on a gross, rather than net, basis), lower core market revenues ($13.2 million) and lower firm delivery service revenue ($2.7 million). The $13.2 million decrease in Gas Utility core market revenues reflects lower average retail core market PGC rates ($24.3 million) partially offset by the effects of the higher core market throughput ($11.1 million).The $0.9 million increase in Electric Utility revenues during the 2019 three-month period principally reflects an increase in Electric Utility base rates effective October 27, 2018 ($0.8 million) and higher transmission revenue ($0.7 million).
UGI Utilities’ cost of sales was $218.0 million in the three months ended March 31, 2019 compared with $257.3 million in the three months ended March 31, 2018, reflecting lower Gas Utility cost of sales ($38.9 million) and lower Electric Utility cost of sales ($0.5 million) from DS customers transferring to alternate suppliers. The lower Gas Utility cost of sales principally reflects a decrease in cost of sales associated with off-system sales ($20.0 million), which is net of capacity release cost of sales (due principally to the presentation of capacity release contracts resulting from the adoption of ASC 606), and the effects of lower average retail core-market PGC rates ($20.7 million), partially offset by the higher core market volumes ($2.0 million).
UGI Utilities total margin decreased $14.4 million reflecting lower total margin from Gas Utility ($15.8 million) principally attributable to the impact of the $22.7 million reduction in revenues resulting from the PAPUC Order, partially offset by higher Electric Utility total margin ($1.4 million). Excluding the reduction in Gas Utility total margin resulting from the PAPUC Order,

UGI CORPORATION AND SUBSIDIARIES

Gas Utility total margin increased $6.9 million principally reflecting higher total margin from Gas Utility core market customers and, to a lesser extent, higher off-system sales margin reflecting the margin impacts of the presentation of certain revenues in accordance with ASC 606. The increase in Electric Utility margin principally reflects the increase in base rates and higher transmission revenue.
UGI Utilities operating income decreased $15.8 million principally reflecting the decrease in total margin ($14.4 million), greater depreciation expense ($1.2 million), and higher other operating expense ($1.4 million) partially offset by slightly lower operating and administrative expenses ($1.1 million). The slight decrease in UGI Utilities operating and administrative expenses principally reflects lower uncollectible accounts expense due principally to the timing of adjustments to reserves and lower benefit-related expenses partially offset by higher contractor and outside services expense and higher allocated corporate expenses. The increase in depreciation expense reflects increased distribution system capital expenditure activity. UGI Utilities income before income taxes decreased $15.9 million principally reflecting the decrease in UGI Utilities operating income.
Interest Expense and Income Taxes

Our consolidated interest expense during the 2019 three-month period was $61.0 million, slightly higher than the $58.1 million of interest expense recorded during the 2018 three-month period. The higher interest expense principally reflects higher short-term interest expense on credit agreement borrowings and higher average long-term debt outstanding.

Our effective income tax rate in the 2019 three-month period reflects a U.S. federal income tax rate of 21%. Our effective income tax rate in the 2018 three-month period reflects a blended U.S. federal income tax rate of 24.5%. Income tax expense in the 2018 three-month period also reflects changes to provisional adjustments to income tax balances initially recorded in December 2017 as a result of the enactment of the TCJA which decreased 2018 three-month period income taxes, and increased net income attributable to UGI Corporation, by $5.3 million. The three months ended March 31, 2018 also includes changes to provisional adjustments to income tax balances initially recorded in December 2017 as a result of the December 2017 French Finance Bills which increased 2018 three-month period income taxes, and decreased 2018 three-month period net income attributable to UGI Corporation, by $3.7 million. For further information on these tax law changes and their effects on regulatory assets and liabilities, see Notes 6 and 8 to Condensed Consolidated Financial Statements.

2019 Six-Month Period Compared to the 2018 Six-Month Period
AmeriGas Propane

For the six months ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$1,791.8	$1,827.6	$(35.8)	(2.0)%
Total margin (a)	$978.1	$977.8	$0.3	—%
Partnership operating and administrative expenses (b)	$485.1	$481.8	$3.3	0.7%
Partnership Adjusted EBITDA (c)	$500.9	$503.6	$(2.7)	(0.5)%
Operating income (d)	$413.0	$414.5	$(1.5)	(0.4)%
Retail gallons sold (millions)	693.9	703.5	(9.6)	(1.4)%
Heating degree days—% colder (warmer) than normal (e)	4.6%	(0.9)%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the six months ended March 31, 2019 and 2018 excludes net pre-tax unrealized losses of $61.4 million and $30.4 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	Partnership operating and administrative expenses for the six months ended March 31, 2019 include $0.9 million of expenses associated with the Proposed Merger.

(c)
Partnership Adjusted EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) and is not a measure of performance or financial condition under GAAP. Management uses Partnership Adjusted EBITDA as the primary measure of segment profitability for the AmeriGas Propane segment (see Note 16 to Condensed Consolidated Financial Statements).

(d)	Operating income includes certain operating and administrative expenses of the General Partner.

(e)
Deviation from average heating degree days for the 15-year period 2002-2016 based upon national weather statistics provided by the NOAA for 344 Geo Regions in the United States, excluding Alaska and Hawaii.

The Partnership’s retail gallons sold during the 2019 six-month period were 1.4% lower than the prior-year period. Average temperatures based upon heating degree days were 4.6% colder than normal and 5.5% colder than the prior-year period. Although

UGI CORPORATION AND SUBSIDIARIES

average temperatures during the 2019 six-month period across our entire service territory were colder than normal, we experienced significantly warmer than normal weather in the southeastern U.S. during January and February.

Retail propane revenues decreased $42.7 million during the 2019 six-month period reflecting the effects of the lower retail volumes sold ($22.4 million) and the lower average retail selling prices ($20.3 million). Wholesale propane revenues increased $6.2 million reflecting higher wholesale volumes sold ($14.3 million) partially offset by lower average wholesale selling prices ($8.1 million). Average daily wholesale propane commodity prices during the 2019 six-month period at Mont Belvieu, Texas, one of the major supply points in the U.S., were approximately 19% lower than such prices during the 2018 six-month period. Other revenues in the 2019 six-month period were slightly higher than in the prior-year period principally reflecting higher service and ancillary revenues. Total cost of sales decreased $36.1 million reflecting the effects of lower average propane product costs ($38.9 million) and lower retail propane volumes sold ($10.5 million) partially offset by higher wholesale propane volumes sold ($13.8 million).

AmeriGas Propane total margin in the 2019 six-month period was approximately equal to total margin in the 2018 six-month period as the effect of lower retail volumes sold ($11.9 million) was offset by slightly higher average retail propane unit margins ($11.0 million) due, in part, to the effects of declining wholesale propane prices during the 2019 six-month period.

Partnership Adjusted EBITDA decreased $2.7 million in the 2019 six-month period principally reflecting higher Partnership operating and administrative expenses, excluding the impact of $0.9 million of expenses associated with the Proposed Merger in the 2019 six-month period ($2.4 million). The increase in the Partnership operating and administrative expenses includes higher total compensation and benefits costs and higher vehicle expense, including higher lease expense, partially offset by lower general insurance and self-insured casualty and liability expense. AmeriGas Propane operating income decreased $1.5 million in the 2019 six-month period principally reflecting a $3.3 million increase in Partnership operating and administrative expenses, including the impact of $0.9 million of expenses associated with the Proposed Merger in the 2019 six-month period, partially offset by lower depreciation and amortization expense ($2.6 million).

UGI International

For the six months ended March 31,	2019	2018	Decrease
(Dollars in millions)
Revenues	$1,493.9	$1,693.8	$(199.9)	(11.8)%
Total margin (a)	$600.6	$667.9	$(67.3)	(10.1)%
Operating and administrative expenses (b)	$355.7	$373.1	$(17.4)	(4.7)%
Operating income	$185.2	$225.2	$(40.0)	(17.8)%
Income before income taxes (c)(d)	$171.5	$200.1	$(28.6)	(14.3)%
LPG retail gallons sold (millions)	496.3	535.0	(38.7)	(7.2)%
Heating degree days—% (warmer) colder than normal (e)	(7.6)%	1.0%	—	—

(a)
Total margin represents total revenues less total cost of sales. Total margin for the six months ended March 31, 2019 and 2018 excludes net pre-tax losses of $125.9 million and $3.6 million, respectively, on commodity derivative instruments not associated with current-period transactions.

(b)	The 2018 six-month period includes $13.2 million of Finagaz integration expenses.

(c)
Income before income taxes for the six months ended March 31, 2019 and 2018 excludes net pre-tax unrealized gains (losses) on certain foreign currency derivative contracts of $12.7 million and $(2.1) million, respectively. Income before income taxes for the six months ended March 31, 2019 and 2018 includes realized gains (losses) on certain foreign currency derivative contracts of $4.0 million and $(13.7) million, respectively.

(d)	Income before income taxes for the six months ended March 31, 2019, is also net of a $6.1 million loss on extinguishments of debt.

(e)	Deviation from average heating degree days for the 15-year period 2002-2016 at locations in our UGI International service territories.

Average temperatures during the 2019 six-month period were 7.6% warmer than normal and 8.5% warmer than the prior-year period. Total retail gallons sold during the 2019 six-month period were 7.2% lower reflecting lower volumes associated with crop drying as a result of a very warm and dry summer, and the effects of the warmer weather on heating-related bulk sales, primarily sales to residential heating customers.

UGI International base-currency results are translated into U.S. dollars based upon exchange rates experienced during the reporting periods. Differences in these translation rates affect the comparison of line item amounts presented in the table above. The functional

UGI CORPORATION AND SUBSIDIARIES

currency of a significant portion of our UGI International results is the euro and, to a much lesser extent, the British pound sterling. During the 2019 and 2018 six-month periods, the average unweighted euro-to-dollar translation rates were approximately $1.14 and $1.20, respectively, and the average unweighted British pound sterling-to-dollar translation rates were approximately $1.29 and $1.36, respectively. During the six months ended March 31, 2019 and 2018, realized gains and losses on foreign currency exchange contracts used to reduce volatility in our foreign operations net income settled at average euro-to-dollar exchange rates of $1.17 and $1.09, respectively, and at average British pound sterling-to-dollar exchange rates of $1.30 and $1.27, respectively.

UGI International revenues decreased $199.9 million during the 2019 six-month period principally reflecting the lower retail and lower wholesale LPG volumes sold, and the translation effects of the weaker euro and British pound sterling (approximately $90 million). UGI International cost of sales decreased $132.6 million during the 2019 six-month period principally reflecting the effects of the lower LPG retail and wholesale volumes sold, the translation effects of the weaker euro and British pound sterling (approximately $55 million), and the effects of slightly lower average wholesale prices for LPG. Although the average un-weighted wholesale price for LPG during the 2019 six-month period was slightly lower than in the prior-year period, wholesale LPG prices during late Fiscal 2018 and early in the 2019 six-month period were higher than in the prior-year period resulting in higher LPG inventory costs entering the heating season.

UGI International total margin decreased $67.3 million primarily reflecting the lower retail LPG volumes sold, and the translation effects of the weaker euro and British pound sterling (approximately $35 million). These decreases in total margin were partially offset by slightly higher average retail LPG unit margin.

The $40.0 million decrease in UGI International operating income principally reflects the $67.3 million decrease in total margin partially offset by lower operating and administrative expenses ($17.4 million), lower depreciation and amortization expense ($5.2 million), and higher other operating income ($5.1 million) which includes higher income on asset sales during the 2019 six-month period. The decrease in operating and administrative expenses reflects, in large part, the impact of the weaker euro and British pound sterling (approximately $20 million) partially offset by slightly higher local currency operating and administrative expenses. Operating and administrative expenses in the prior-year period include $13.2 million of Finagaz integration expenses. Excluding the Finagaz integration expenses recorded in the prior-year, local currency operating and administrative expenses were slightly higher principally reflecting higher compliance costs associated with energy conservation and costs related to strategic projects. The lower depreciation and amortization expense principally reflects the translation effects of the weaker currencies (approximately $3.5 million) and lower local currency depreciation and amortization expense. UGI International income before income taxes in the 2019 six-month period was $28.6 million lower than the prior-year period principally reflecting the net effects of the $40.0 million decrease in UGI International operating income and a $6.1 million loss on debt extinguishments partially offset by higher pre-tax realized gains on foreign currency exchange contracts entered into in order to reduce volatility in UGI International net income resulting from changes in foreign exchange rates ($17.7 million).

Midstream & Marketing

For the six months ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues	$1,001.8	$893.2	$108.6	12.2%
Total margin (a)	$175.0	$235.6	$(60.6)	(25.7)%
Operating and administrative expenses	$60.7	$53.9	$6.8	12.6%
Operating income	$92.4	$161.0	$(68.6)	(42.6)%
Income before income taxes	$94.4	$160.2	$(65.8)	(41.1)%

(a)
Total margin represents total revenues less total cost of sales. Total margin for the six months ended March 31, 2019 and 2018 excludes net pre-tax gains (losses) of $13.4 million and $(5.4) million, respectively, on commodity derivative instruments not associated with current-period transactions.

Average temperatures across Midstream & Marketing’s energy marketing territory during the 2019 six-month period were approximately 1.2% colder than normal and 2.8% colder than the prior-year period. Although average temperatures in the 2019 six-month period were slightly colder than the prior-year period, the prior-year six-month period experienced extremely cold and more volatile weather in late December 2017 and early January 2018.

Midstream & Marketing 2019 six-month period revenues were $108.6 million higher than the prior-year period principally reflecting higher natural gas revenues ($157.9 million) and, to a much lesser extent, higher revenues from peaking ($5.0 million) and natural gas gathering ($4.2 million) activities. These increases in revenue were partially offset principally by lower capacity revenues ($56.1 million) and lower electric generation revenues ($13.8 million). The significant increase in natural gas revenues principally

UGI CORPORATION AND SUBSIDIARIES

reflects higher average natural gas prices during the 2019 six-month period, the effects of higher natural gas volumes resulting from the colder 2019 six-month period temperatures and customer growth including customers obtained through the acquisition of South Jersey Energy Company’s natural gas marketing business on December 1, 2018. The decrease in capacity management revenues reflects lower baseload capacity values in the 2019 six-month period and significantly lower pricing spreads between Marcellus and non-Marcellus delivery points. Electric generation revenues were lower principally reflecting lower off-peak volumes at the Hunlock Station generating facility due to a decline in economic dispatch opportunities. Midstream & Marketing cost of sales were $826.8 million in the 2019 six-month period compared to $657.6 million in the 2018 six-month period, an increase of $169.2 million, principally reflecting higher natural gas costs and higher natural gas volumes.

Midstream & Marketing total margin decreased $60.6 million in the 2019 six-month period principally reflecting lower total margin from our midstream assets ($51.1 million), lower electric generation total margin ($7.4 million) and lower margin from natural gas marketing reflecting lower average unit margins. The decrease in total margin from our midstream assets is principally the result of significantly lower capacity management total margin ($56.1 million) partially offset by higher natural gas gathering and peaking total margin. The decrease in capacity management total margin reflects significantly lower baseload capacity values, and higher prior-year pricing spreads between Marcellus and non-Marcellus delivery points, due to the absence of extremely cold and volatile weather experienced in late December and early January of the prior-year period, and the effects of increased pipeline restrictions experienced during the current-year period. The lower total margin from electric generation principally reflects lower electric generation volumes from our Hunlock Station generating facility due to a decline in off-peak economic dispatch opportunities.

Midstream & Marketing operating income and income before income taxes during the 2019 six-month period decreased $68.6 million and $65.8 million, respectively. The decrease in operating income principally reflects the previously mentioned decrease in total margin ($60.6 million), higher operating and administrative expenses ($6.8 million), and higher depreciation expense ($2.1 million). The $6.8 million increase in operating and administrative expenses reflects higher compensation and benefits expense and higher expenses associated with greater peaking, LNG and natural gas gathering activities. The increase in operating and administrative expense also reflects higher operating and maintenance expenses associated with a planned outage at the Conemaugh generating unit. The increase in depreciation expense principally reflects incremental depreciation from the expansion of our LNG, natural gas gathering and peaking assets. The $65.8 million decrease in income before income taxes in the 2019 six-month period principally reflects the lower operating income ($68.6 million) partially offset by the absence of a pension settlement recorded in the prior-year period, higher AFUDC income associated with PennEast pipeline and lower interest expense.

UGI Utilities

For the six months ended March 31,	2019	2018	Increase (Decrease)
(Dollars in millions)
Revenues (a)	$752.3	$806.4	$(54.1)	(6.7)%
Total margin (a)(b)	$372.1	$394.7	$(22.6)	(5.7)%
Operating and administrative expenses (b)	$128.9	$121.6	$7.3	6.0%
Operating income	$196.9	$232.6	$(35.7)	(15.3)%
Income before income taxes	$173.8	$209.4	$(35.6)	(17.0)%
Gas Utility system throughput—bcf
Core market	66.7	64.4	2.3	3.6%
Total	172.3	156.6	15.7	10.0%
Electric Utility distribution sales - gwh	528.9	525.3	3.6	0.7%
Gas Utility heating degree days—% (warmer) than normal (c)	(0.7)%	(2.1)%	—	—

(a)
In accordance with the PAPUC Order issued May 17, 2018, Gas Utility’s revenues and total margin for the six months ended March 31, 2019, were reduced by $36.2 million to reflect the credit to customers of tax savings of the TCJA. Substantially all of the credits to customers associated with tax savings for the 2018 six-month period were recorded during the three months ended June 30, 2018. See Notes 6 and 8 to Condensed Consolidated Financial Statements.

(b)
Total margin represents total revenues less total cost of sales and revenue-related taxes, i.e., Electric Utility gross receipts taxes, of $2.7 million and 2.6 million during the six months ended March 31, 2019 and March 31, 2018, respectively. For financial statement purposes, revenue-related taxes are included in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income (but are excluded from operating expenses presented above).

(c)	Deviation from average heating degree days for the 15-year period 2000-2014 based upon weather statistics provided by NOAA for airports located within Gas Utility’s service territory.

UGI CORPORATION AND SUBSIDIARIES

Temperatures in Gas Utility’s service territory during the 2019 six-month period were slightly warmer than normal and 1.5% colder than the 2018 six-month period. Gas Utility core market volumes increased 2.3 bcf (3.6%) principally reflecting the effects of the colder weather and growth in the number of core market customers. Total Gas Utility distribution system throughput increased 15.7 bcf reflecting higher large firm delivery service volumes (17.4 bcf) and the previously mentioned increase in core market volumes partially offset by a decrease in interruptible delivery service volumes (3.9 bcf). Electric Utility kilowatt-hour sales were 0.7% higher than the prior-year period principally reflecting the impact of the colder weather on Electric Utility heating-related sales.
UGI Utilities revenues decreased $54.0 million reflecting a $57.4 million decrease in Gas Utility revenues partially offset by a $3.3 million increase in Electric Utility revenues. In accordance with the May 17, 2018, PAPUC Order, during the six months ended March 31, 2019, Gas Utility’s revenues were reduced by $36.2 million to reflect the credit to customers of tax savings of the TCJA. Excluding the impact of this reduction in revenues, Gas Utility revenues decreased $21.2 million. The decrease principally reflects lower core market revenues ($23.1 million) and a decrease in off-system sales revenues ($1.3 million) which is net of capacity release revenues due principally to the adoption of ASC 606 (which requires capacity release contracts be reflected on a gross, rather than net, basis) partially offset by higher other revenues ($3.3 million). The $23.1 million decrease in Gas Utility core market revenues reflects lower average retail core market PGC rates ($43.2 million) partially offset by the effects of the higher core market throughput ($20.1 million). The increase in Electric Utility revenues during the 2019 six-month period principally reflects higher transmission revenue ($1.4 million), an increase in Electric Utility base rates effective October 27, 2018 ($1.3 million) and higher DS rates ($0.4 million).
UGI Utilities’ cost of sales was $377.5 million in the 2019 six-month period compared with $409.1 million in the 2018 six-month period reflecting lower Gas Utility cost of sales ($32.6 million) partially offset by higher Electric Utility cost of sales ($1.0 million) from the higher DS rates. The lower Gas Utility cost of sales principally reflects lower average retail core-market PGC rates ($40.3 million) partially offset by the higher core market volumes ($9.8 million).
UGI Utilities total margin decreased $22.6 million reflecting lower total margin from Gas Utility ($24.8 million) principally attributable to the impact of the $36.2 million reduction in revenues resulting from the PAPUC Order, partially offset by higher Electric Utility total margin ($2.3 million). Excluding the reduction in Gas Utility total margin resulting from the PAPUC Order, Gas Utility total margin increased $11.4 million principally reflecting higher total margin from Gas Utility core market customers and, to a much lesser extent, higher off-system sales margin reflecting the margin impacts of the presentation of certain revenues in accordance with the adoption of ASC 606. The increase in Electric Utility margin principally reflects higher transmission revenue and the increase in base rates.
UGI Utilities operating income decreased $35.7 million principally reflecting the decrease in total margin ($22.6 million), higher operating and administrative expenses ($7.3 million), greater depreciation expense ($3.3 million), and higher other operating expense ($2.6 million). The increase in UGI Utilities operating and administrative expenses principally reflects higher general and administrative costs including higher contractor and outside services expense ($3.2 million), higher allocated corporate expenses ($2.3 million), the absence of a favorable payroll tax adjustment recorded in the prior-year period ($2.1 million) and higher IT maintenance and consulting expense ($1.9 million). These increases were partially offset by a decrease in uncollectible accounts expense ($2.0 million). The increase in depreciation expense reflects increased distribution system and IT capital expenditure activity. UGI Utilities income before income taxes decreased $35.6 million principally reflecting the decrease in UGI Utilities operating income.
Interest Expense and Income Taxes

Our consolidated interest expense during the 2019 six-month period was $121.2 million, slightly higher than the $116.3 million of interest expense recorded during the 2018 six-month period. The higher interest expense principally reflects higher short-term interest expense on credit agreement borrowings and higher long-term debt outstanding.

Our effective income tax rate in the 2019 six-month period reflects a U.S. federal income tax rate of 21%. Our effective income tax rate in the 2018 six-month period reflects a blended U.S. federal income tax rate of 24.5%.

As previously mentioned, our consolidated income taxes for the prior-year six month period ended March 31, 2018, were significantly impacted by the enactment of the TCJA and the December 2017 French Finance Bills. As a result of the TCJA and the December 2017 French Finance Bills, during the three months ended December 31, 2017, we remeasured our existing U.S. and French deferred income tax assets and liabilities at the new tax rates in the U.S. and France. Due to the effects of utility ratemaking, most of the reductions in UGI Utilities’ deferred income tax assets and liabilities were not recognized immediately in income tax expense but were reflected in regulatory assets and liabilities. Income tax expense for the six months ended March 31, 2018, was reduced by remeasurement adjustments to tax-related accounts as a result of the enactment of the TCJA totaling $171.3

UGI CORPORATION AND SUBSIDIARIES

million, and was reduced by remeasurement adjustments to net deferred income tax liabilities as a result of the December 2017 French Finance Bills totaling $13.6 million. For further information on these tax law changes and their effects on regulatory assets and liabilities, see Notes 6 and 8 to Condensed Consolidated Financial Statements.

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

The primary sources of UGI’s cash and cash equivalents are the dividends and other cash payments made to UGI or its corporate subsidiaries by its principal business units. Our cash and cash equivalents totaled $492.1 million at March 31, 2019, compared with $452.6 million at September 30, 2018. Excluding cash and cash equivalents that reside at UGI’s operating subsidiaries, at March 31, 2019 and September 30, 2018, UGI had $217.6 million and $194.3 million of cash and cash equivalents, respectively, most of which are located in the U.S. Such cash is available to pay dividends on UGI Common Stock and for investment purposes.

Long-term Debt and Short-term Borrowings
Long-term Debt

The Company’s debt outstanding at March 31, 2019 and September 30, 2018, comprises the following:

	March 31, 2019						September 30, 2018
(Millions of dollars)	AmeriGas Propane	UGI International	Midstream & Marketing	UGI Utilities	Other	Total	Total
Short-term borrowings	$236.0	$—	$—	$105.0	$—	$341.0	$424.9

Long-term debt (including current maturities):
Senior notes	$2,575.0	$392.6	$—	$825.0	$—	$3,792.6	$3,250.0
Term loans and notes	20.0	336.5	—	157.2	—	513.7	890.4
Other long-term debt	—	20.0	0.4	5.9	8.6	34.9	59.0
Unamortized debt issuance costs	(25.5)	(9.1)	—	(4.8)	—	(39.4)	(34.1)
Total long-term debt	$2,569.5	$740.0	$0.4	$983.3	$8.6	$4,301.8	$4,165.3
Total debt	$2,805.5	$740.0	$0.4	$1,088.3	$8.6	$4,642.8	$4,590.2

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

UGI CORPORATION AND SUBSIDIARIES

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

UGI Utilities. On February 1, 2019, UGI Utilities issued in a private placement $150 million of UGI Utilities 4.55% Senior Notes due February 1, 2049. The UGI Utilities 4.55% Senior Notes were issued pursuant to a Note Purchase Agreement dated December 21, 2018, between UGI Utilities and certain note purchasers. The UGI Utilities 4.55% Senior Notes are unsecured and rank equally with UGI Utilities’ existing outstanding senior debt. The net proceeds from the sale of the UGI Utilities 4.55% Senior Notes were used to reduce short-term borrowings and for general corporate purposes.

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

Information about the Company’s principal credit agreements (excluding the Energy Services Receivables Facility discussed below) as of March 31, 2019 and 2018, is presented in the table below.

(Currency in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit and Guarantees Outstanding	Available Borrowing Capacity
As of March 31, 2019
AmeriGas OLP	$600.0	$236.0	$63.4	$300.6
UGI International, LLC	€300.0	€—	€—	€300.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities	$450.0	$105.0	$2.0	$343.0
As of March 31, 2018
AmeriGas OLP	$600.0	$154.5	$67.2	$378.3
UGI International, LLC (a)	€300.0	€—	€—	€300.0
UGI France SAS (a)	€60.0	€—	€—	€60.0
Flaga (a)	€55.0	€—	€1.0	€54.0
Energy Services	$240.0	$—	$—	$240.0
UGI Utilities	$300.0	$135.0	$2.0	$163.0

(a)	Facility terminated on October 25, 2018, concurrent with entering into the 2018 UGI International Credit Facilities Agreement.

UGI CORPORATION AND SUBSIDIARIES

The average daily and peak short-term borrowings under the Company’s principal credit agreements during the six months ended March 31, 2019 and 2018 are as follows:

	For the six months ended March 31, 2019		For the six months ended March 31, 2018
(Currency in millions)	Average	Peak	Average	Peak
AmeriGas OLP	$303.2	$422.0	$206.3	$349.0
UGI International, LLC	€—	€—	€—	€—
Energy Services	$—	$—	$31.0	$79.0
UGI Utilities	$223.8	$311.0	$171.4	$215.0

UGI International. On October 18, 2018, UGI International, LLC entered into a €300 million senior unsecured multicurrency revolving credit facility agreement. For further information on this transaction, see “Long-term Debt” above.

Midstream & Marketing. Energy Services has a Receivables Facility with an issuer of receivables-backed commercial paper currently scheduled to expire on October 25, 2019. At March 31, 2019, the outstanding balance of ESFC trade receivables was $117.0 million, of which none were sold to the bank. At March 31, 2018, the outstanding balance of ESFC trade receivables was $99.6 million, of which $10.0 million was sold to the bank. Amounts sold to the bank are reflected as “Short-term borrowings” on the Condensed Consolidated Balance Sheets. During the six months ended March 31, 2019 and 2018, peak sales of receivables were $16.0 million and $68.0 million, respectively, and average daily amounts sold were $1.3 million and $22.2 million, respectively. For additional information regarding the Receivables Facility, see Note 9 to the Condensed Consolidated Financial Statements.
UGI Standby Commitment to Purchase AmeriGas Partners Class B Common Units
AmeriGas Partners has a Standby Equity Commitment Agreement with the General Partner and UGI under which UGI has committed to make up to $225 million of capital contributions to the Partnership through July 1, 2019. UGI’s capital contributions may be made from time to time through July 1, 2019, upon request of the Partnership. In consideration for any capital contributions pursuant to the Standby Equity Commitment Agreement, the Partnership will issue to UGI or a wholly owned subsidiary new AmeriGas Partners Class B Common Units representing limited partner interests in the Partnership. There have been no capital contributions made to the Partnership under the Standby Equity Commitment Agreement, and the last date on which AmeriGas Partners may request a capital contribution, without the consent of UGI, is May 17, 2019.

Dividends and Distributions

On April 30, 2019, UGI’s Board of Directors approved an increase in the quarterly dividend rate on UGI Common Stock to $0.30 per Common Share, or $1.20 on an annual basis. The new dividend rate reflects an approximate 15.4% increase from the previous quarterly rate of $0.26. The new quarterly dividend rate is effective with the dividend payable on July 1, 2019, to shareholders of record on June 14, 2019.

On April 29, 2019, the General Partner’s Board of Directors approved a quarterly distribution on AmeriGas Partners Common Units of $0.95 per Common Unit, equal to an annual rate of $3.80 per Common Unit. The distribution is payable on May 17, 2019, to unitholders of record on May 10, 2019.

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

Operating Activities. Cash flow provided by operating activities was $617.6 million in the 2019 six-month period compared to $579.4 million in the 2018 six-month period. Cash flow from operating activities before changes in operating working capital was $868.8 million in the 2019 six-month period compared to $957.2 million in the prior-year period. The lower cash flow from operating activities before changes in operating working capital principally reflects the lower operating results in the current-year period. Cash used to fund changes in operating working capital totaled $251.2 million in the 2019 six-month period compared to $377.8 million in the prior-year period. The lower net cash used by changes in operating working capital in the 2019 six-month

UGI CORPORATION AND SUBSIDIARIES

period reflects, among other things, a smaller increase in changes in accounts receivable as the prior year included the effects of colder late winter weather on accounts receivable balances principally at our UGI Utilities and UGI International segments. Cash flow from changes in operating working capital also reflects net refunds of UGI Utilities’ deferred fuel and power costs during the current-year period compared to net recoveries of such costs during the prior-year period.

Investing Activities. Cash flow used by investing activities was $393.3 million in the 2019 six-month period compared with $431.4 million in the prior-year period. Investing activity cash flow is principally affected by cash expenditures for property, plant and equipment; cash paid for acquisitions of businesses and assets; investments in investees; and proceeds from sales of assets and businesses. Cash expenditures for property, plant and equipment were $340.6 million in the 2019 six-month period compared to $266.1 million in the prior-year period reflecting, in part, higher IT expenditures associated with Enterprise Resource Planning systems and higher UGI Utilities main replacement and new business capital expenditures. Cash used for acquisitions of businesses and assets in the 2019 six-month period reflects Energy Services’ acquisitions of South Jersey Energy Company’s natural gas marketing business and gas gathering assets in Pennsylvania and UGI International’s acquisitions of several smaller LPG retail businesses in Europe. Cash used for acquisitions of businesses and assets in the 2018 six-month period principally reflects UGI International’s acquisition of UniverGas and Midstream & Marketing’s acquisition of the Texas Creek natural gas gathering assets in Pennsylvania.

Financing Activities. Cash flow provided by financing activities was $160.6 million in the 2019 six-month period compared with $240.2 million in the prior-year period. Changes in cash flow from financing activities are primarily due to issuances and repayments of long-term debt; net short-term borrowings; dividends and distributions on UGI Common Stock and AmeriGas Partners Common Units; and, from time to time, issuances of UGI and AmeriGas Partners equity instruments. On October 25, 2018, UGI International, LLC, pursuant to a new five-year unsecured Senior Facilities Agreement, borrowed €300 million under a variable-rate term loan facility. Also on October 25, 2018, UGI International, LLC issued in an underwritten private placement €350 million principal amount of 3.25% senior unsecured notes due November 1, 2025. The net proceeds from these borrowings plus cash on hand were used principally to repay €540 million outstanding principal of UGI France SAS’s variable-rate term loan; €45.8 million of outstanding principal of Flaga’s variable-rate term loan; and $49.9 million of outstanding principal of Flaga’s U.S. dollar variable-rate term loan, plus accrued and unpaid interest. In addition, on February 1, 2019, UGI Utilities issued in a private placement $150 million of UGI Utilities 4.55% Senior Notes due February 1, 2049.

UTILITY REGULATORY MATTERS

Utility Merger. On March 8, 2018 and March 13, 2018, UGI Utilities filed merger authorization requests with the PAPUC and MDPSC, respectively, to merge PNG and CPG into UGI Utilities. After receiving all necessary FERC, MDPSC, and PAPUC approvals, CPG and PNG were merged with and into UGI Utilities, effective October 1, 2018. Consistent with the MDPSC order issued July 25, 2018, and the PAPUC order issued September, 26, 2018, the former CPG, PNG and UGI Utilities, Inc. Gas Division service territories became the UGI Central, UGI North and UGI South rate districts of the UGI Utilities, Inc. Gas Division, respectively, without any ratemaking change. UGI Utilities’ obligations under the settlement approved by the PAPUC include various non-monetary conditions requiring UGI Utilities to maintain separate accounting-type schedules for limited future ratemaking purposes.

Base Rate Filings. On January 28, 2019, UGI Gas filed a request with the PAPUC to increase its operating revenues for residential, commercial and industrial customers by $71.1 million annually. The requested rate increase applies to the consolidated UGI Central, UGI North and UGI South rate districts. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable natural gas service and fund new programs designed to promote and reward customers’ efforts to increase efficient use of natural gas. Additionally, UGI Gas has proposed a 4.5% negative surcharge applicable to all customer distribution service bills to return $24.0 million of tax benefits experienced by UGI Utilities over the period January 1, 2018 to June 30, 2018, plus applicable interest. As proposed, the negative surcharge would become effective for a twelve-month period beginning on the effective date of the new base rates. UGI Gas requested that the new gas rates become effective March 29, 2019. The PAPUC entered an Order dated February 28, 2019, suspending the effective date for the rate increase to allow for investigation and public hearings. Unless a settlement is reached sooner, this review process is expected to last up to nine months from the date of filing. The Company cannot predict the timing or the ultimate outcome of the rate case review process.

On January 26, 2018, Electric Utility filed a rate request with the PAPUC to increase its annual base distribution revenues by $9.2 million, which was later reduced by Electric Utility to $7.7 million to reflect the impact of the TCJA and other adjustments. The increased revenues would be used to fund ongoing system improvements and operations necessary to maintain safe and reliable electric service. On October 25, 2018, the PAPUC approved a final order providing for a $3.2 million annual base distribution rate increase for Electric Utility, effective October 27, 2018. As part of the final order, Electric Utility provided customers with a one-time $0.2 million billing credit associated with 2018 TCJA tax benefits. On November 26, 2018, the Pennsylvania Office of Consumer Advocate filed an appeal to the Pennsylvania Commonwealth Court challenging the PAPUC’s acceptance of UGI

UGI CORPORATION AND SUBSIDIARIES

Utilities’ use of a fully projected future test year and handling of consolidated federal income tax benefits. UGI Utilities cannot predict the ultimate outcome of this appeal.

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

Gas Utility's tariffs contain clauses that permit recovery of all prudently incurred costs of natural gas it sells to its retail core-market customers, including the cost of financial instruments used to hedge purchased gas costs. The recovery clauses provide for periodic adjustments for the difference between the total amounts actually collected from customers through PGC rates and the recoverable costs incurred. Because of this ratemaking mechanism, there is limited commodity price risk associated with our Gas Utility operations. Gas Utility uses derivative financial instruments, including natural gas futures and option contracts traded on the NYMEX, to reduce volatility in the cost of gas it purchases for its retail core-market customers. The cost of these derivative financial instruments, net of any associated gains or losses, is included in Gas Utility's PGC recovery mechanism. At March 31, 2019, the fair values of Gas Utility’s natural gas futures and option contracts were not material.

Electric Utility's DS tariffs contain clauses which permit recovery of all prudently incurred power costs, including the cost of financial instruments used to hedge electricity costs, through the application of DS rates. Because of this ratemaking mechanism, there is limited power cost risk, including the cost of forward electricity purchase contracts, associated with our Electric Utility operations. At March 31, 2019, all of Electric Utility’s forward electricity purchase contracts were subject to the NPNS exception.

In addition, Gas Utility and Electric Utility from time to time enter into exchange-traded gasoline futures contracts for a portion of gasoline volumes expected to be used in their operations. These gasoline futures contracts are recorded at fair value with changes in fair value reflected in “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. At March 31, 2019, the fair values of Gas Utility’s and Electric Utility’s gasoline futures contracts were not material.

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

The fair value of unsettled commodity price risk sensitive derivative instruments held at March 31, 2019 (excluding those Gas Utility and Electric Utility commodity derivative instruments that are refundable to, or recoverable from, customers) was a loss of $12.8 million. A hypothetical 10% adverse change in the market price of LPG, gasoline, natural gas and electricity would result in a decrease in fair value of approximately $95.4 million at March 31, 2019.

Interest Rate Risk

We have both fixed-rate and variable-rate debt. Changes in interest rates impact the cash flows of variable-rate debt but generally do not impact their fair value. Conversely, changes in interest rates impact the fair value of fixed-rate debt but do not impact their cash flows.

Our variable-rate debt at March 31, 2019, includes short-term borrowings and UGI International’s and UGI Utilities’ variable-rate term loans. These debt agreements have interest rates that are generally indexed to short-term market interest rates. UGI International has entered into pay-fixed, receive-variable interest rate swaps that generally fixes the underlying euribor interest rate on its euro-denominated term loan at 0.34% through October 2022. We have designated these interest rate swaps as a cash flow hedges. UGI Utilities has entered into a forward starting, amortizing, pay-fixed, receive-variable interest rate swap that generally fixes the underlying prevailing market interest rates on its variable-rate term loan at 3.00% beginning September 30, 2019 through July 2022. We have designated this forward-starting interest rate swap as a cash flow hedge. At March 31, 2019, combined borrowings outstanding under variable-rate debt agreements, excluding UGI International’s effectively fixed-rate debt, totaled $458.2 million.

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

The fair value of unsettled interest rate risk sensitive derivative instruments held at March 31, 2019 (including pay-fixed, receive-variable interest rate swaps) was a loss of $5.7 million. A 50 basis point adverse change in short-term market interest rates would result in a decrease in fair value of approximately $2.4 million.

Foreign Currency Exchange Rate Risk

Our primary currency exchange rate risk is associated with the U.S. dollar versus the euro and, to a lesser extent, the U.S. dollar versus the British pound sterling. The U.S. dollar value of our foreign currency denominated assets and liabilities will fluctuate with changes in the associated foreign currency exchange rates. From time to time, we use derivative instruments to hedge portions of our net investments in foreign subsidiaries. Gains or losses on these net investment hedges remain in AOCI until such foreign operations are sold or liquidated. With respect to our net investments in our UGI International operations, a 10% decline in the value of the associated foreign currencies versus the U.S. dollar would reduce their aggregate net book value at March 31, 2019, by approximately $115 million, which amount would be reflected in other comprehensive income. In October 2018, concurrent with entering into the 2018 UGI International Credit Facilities Agreement and the UGI International 3.25% Senior Notes, we designated borrowings under these agreements as net investment hedges.

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

The fair value of unsettled foreign currency exchange rate risk sensitive derivative instruments held at March 31, 2019, was a gain of $24.9 million. A hypothetical 10% adverse change in the value of the euro and the British pound sterling versus the U.S. dollar would result in a decrease in fair value of approximately $28.1 million.

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

Certain of these derivative instrument agreements call for the posting of collateral by the counterparty or by the Company in the forms of letters of credit, parental guarantees or cash. Additionally, our commodity exchange-traded futures contracts generally require cash deposits in margin accounts. At March 31, 2019, restricted cash in brokerage accounts totaled $26.3 million. Although we have concentrations of credit risk associated with derivative instruments, the maximum amount of loss, based upon the gross fair values of the derivative instruments, we would incur if these counterparties failed to perform according to the terms of their contracts was not material at March 31, 2019. Certain of the Partnership’s derivative contracts have credit-risk-related contingent features that may require the posting of additional collateral in the event of a downgrade of the Partnership’s debt rating. At March 31, 2019, if the credit-risk-related contingent features were triggered, the amount of collateral required to be posted would not be material.

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

UGI CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

Set forth below are updated risk factors associated with the Proposed Merger of Merger Sub with and into the Partnership. In addition to the information presented in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results. The risks described below or in our 2018 Annual Report are not the only risks facing UGI. Other unknown or unpredictable factors could also have material adverse effects on future results.

UGI and the Partnership may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Proposed Merger.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from the counterparties. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the occurrence or outcome of any such lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Proposed Merger could delay or prevent its completion. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract our management from pursuing the completion of the Proposed Merger and other potentially beneficial business opportunities.
The market price of UGI common stock is affected by factors different from those affecting the market price of the Common Units. The price of UGI common stock could decline following the Proposed Merger.
If the Proposed Merger is consummated, Partnership unitholders who make the Share Election or Mixed Election will become UGI shareholders, subject to any applicable proration. The businesses operated by UGI have different risks associated with them than those associated with the Partnership. Accordingly, the performance of UGI common stock is likely to be different from the performance of the Common Units in the absence of the Proposed Merger. Shares of UGI common stock are subject to investment risks and may decline in value due to UGI’s business performance or extrinsic factors affecting the industry or financial markets generally.
The Partnership Agreement limits the duties of the General Partner to Partnership unitholders and restricts the remedies available to Partnership unitholders for actions taken by the General Partner that might otherwise constitute breaches of its duties.
The General Partner is a wholly owned subsidiary of UGI. In light of potential conflicts of interest between UGI and the General Partner, on the one hand, and the Partnership and the Partnership unitholders, on the other hand, the GP Board submitted the Proposed Merger and related matters to the GP Audit Committee for, among other things, review, evaluation, negotiation and possible approval of a majority of its members, which is referred to as “Special Approval” in the Partnership Agreement and this Form 10-Q. In addition, the Proposed Merger is conditioned upon the approval of holders of at least a majority of the outstanding Common Units. Under the Partnership Agreement:

•
any resolution or course of action by the General Partner or its affiliates in respect of a conflict of interest is permitted and deemed approved by all limited partners of the Partnership (i.e., the Partnership unitholders), and will not constitute a breach of the Partnership Agreement or of any duty stated or implied by law or equity, if the resolution or course of action is approved by Special Approval; and

•
the General Partner may consult with legal counsel, accountants, appraisers, management consultants, investment bankers and other consultants and advisors selected by it, and any act taken or omitted to be taken in reliance upon the opinion of such persons as to matters that the General Partner reasonably believes to be within such person’s professional or expert competence shall be conclusively presumed to have been done or omitted in good faith and in accordance with such opinion.

The GP Audit Committee reviewed, negotiated and evaluated the Merger Agreement, the Proposed Merger and related matters on behalf of the Partnership’s unitholders who are unaffiliated with UGI or the General Partner (the “Unaffiliated Partnership Unitholders’) and the Partnership. Among other things, the GP Audit Committee unanimously determined in good faith that the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, are fair and reasonable to, and in the best interests of, the Partnership and the Unaffiliated Partnership Unitholders, approved the Merger Agreement and the

UGI CORPORATION AND SUBSIDIARIES

transactions contemplated thereby, including the Proposed Merger, and recommended the approval of the Merger Agreement and the transactions contemplated thereby, including the Proposed Merger, to the GP Board.
The duties of the General Partner, the GP Board and the GP Audit Committee to Partnership unitholders in connection with the Proposed Merger are substantially limited by the Partnership Agreement.
The number of outstanding shares of UGI common stock will increase as a result of the Proposed Merger, which could make it more difficult for UGI to pay the current level of quarterly dividends.
UGI expects to issue approximately 34.6 million shares in connection with the Proposed Merger. Accordingly, the aggregate dollar amount required to pay the current per share quarterly dividend on all shares of UGI common stock will increase, which could increase the likelihood that we will not have sufficient funds to pay the current level of quarterly distributions to all UGI shareholders.
The completion of the Proposed Merger is subject to various conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Proposed Merger, or significant delays in completing it, could negatively affect the trading prices of UGI common stock and the Common Units and the future business and financial results of UGI and the Partnership.
The completion of the Proposed Merger is subject to a number of conditions, some of which are beyond the parties’ control. In addition, UGI and the Partnership can agree not to consummate the Proposed Merger even if the Partnership unitholders approve the Proposed Merger and the conditions to completion of the Proposed Merger are otherwise satisfied.
The completion of the Proposed Merger is not assured and is subject to risks, including the risk that the closing conditions are not satisfied, including that the Partnership unitholders fail to approve the Proposed Merger or the occurrence of a material adverse change to the business or results of operations of UGI or the Partnership. The failure to satisfy conditions to the Proposed Merger may prevent or delay the Proposed Merger or otherwise result in it not occurring. The failure of the completion of the Proposed Merger, or any significant delays in completing the Proposed Merger, could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Proposed Merger, including those relating to the trading prices of shares of UGI common stock and the respective future business and financial results of UGI and the Partnership, which could be negatively affected, and each of which are subject to risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of shares of UGI common stock or the Common Units due to the fact that current prices may reflect a market assumption that the Proposed Merger will be completed;

•
having to pay certain significant costs relating to the Proposed Merger, including, in certain circumstances, the reimbursement by the Partnership of up to $5.0 million of UGI’s expenses and a termination fee of $20.0 million (see the Form S-4 filed by UGI with the SEC on May 6, 2019 for more information); and

•	the attention of our management will have been diverted to the Proposed Merger rather than other strategic opportunities that could have been beneficial to the Company.
If a governmental authority asserts objections to the Proposed Merger, UGI and the Partnership may be unable to complete the Proposed Merger or, in order to do so, UGI and the Partnership may be required to comply with material restrictions or satisfy material conditions.
The closing of the Proposed Merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the Proposed Merger contemplated by the Merger Agreement. If a U.S. or foreign governmental authority asserts objections to the Proposed Merger, UGI or the Partnership may be required to take certain actions or accept other remedies in order to complete the Proposed Merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Proposed Merger. If UGI or the Partnership takes such actions, it could be detrimental to it or to the combined company following the completion of the Proposed Merger. Furthermore, these actions could have the effect of delaying or preventing completion of the Proposed Merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined company following the completion of the Proposed Merger. See the Form S-4 filed by UGI with the SEC on May 6, 2019.

UGI CORPORATION AND SUBSIDIARIES

Additionally, state attorneys general or other state or local regulators could seek to block, rescind or challenge the Proposed Merger as they deem necessary or desirable in the public interest at any time, including after completion of the Proposed Merger. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin or rescind the Proposed Merger, before or after it is completed. UGI may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
UGI and the Partnership are subject to contractual interim operating restrictions while the Proposed Merger is pending, which could adversely affect each party’s business and operations.
Under the terms of the Merger Agreement, each of UGI and the Partnership is subject to certain restrictions on the conduct of its business prior to completing the Proposed Merger, which may adversely affect its ability to execute certain of its business strategies. Such limitations could negatively affect each party’s business and operations prior to the completion of the Proposed Merger (see the Form S-4 filed by UGI with the SEC on May 6, 2019 for more information).
UGI and the Partnership will incur substantial transaction-related costs in connection with the Proposed Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs.
UGI and the Partnership expect to incur a number of non-recurring transaction-related costs associated with completing the Proposed Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Thus, any net benefit of the Proposed Merger may not be achieved in the near term, the long term or at all.
ITEM 6. EXHIBITS
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and last date of the period for which it was filed, and the exhibit number in such filing):
Incorporation by Reference

Exhibit No.	Exhibit	Registrant	Filing	Exhibit
2.1	Agreement and Plan of Merger, dated as of April 1, 2019, by and among UGI Corporation, AmeriGas Propane Holdings, Inc., AmeriGas Propane Holdings, LLC, AmeriGas Partners, L.P. and AmeriGas Propane, Inc.*	AmeriGas Partners, L.P.	Form 8-K (4/1/19)	2.1

10.1	Support Agreement, dated as of April 1, 2019, by and between AmeriGas Partners, L.P. and AmeriGas Propane, Inc.	AmeriGas Partners, L.P.	Form 8-K (4/1/19)	10.1

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI and Utilities Employees.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.6	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.

10.7	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.

10.8	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non-Employees Directors.

10.9	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P., Terms and Conditions, effective January 1, 2019.

UGI CORPORATION AND SUBSIDIARIES

10.10	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

10.11	UGI Utilities, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

10.12	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.

10.13	Form of Change in Control Agreement between UGI Corporation and Mr. Roger Perreault.

10.14	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

UGI CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

10.2	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Nonqualified Stock Option Grant Letter for UGI and Utilities Employees.

10.3	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Performance Unit Grant Letter for UGI and Utilities Employees.

10.4	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan Stock Unit Grant Letter for Non-Employee Directors.

10.5	Form of UGI Corporation 2013 Omnibus Incentive Compensation Plan, Nonqualified Stock Option Grant Letter for Non-Employee Directors.

10.6	UGI Corporation 2013 Omnibus Incentive Compensation Plan, Terms and Conditions for Non-Employee Directors, effective January 1, 2019.

10.7	UGI Corporation Executive Annual Bonus Plan as amended November 15, 2018.

10.8	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on Behalf of AmeriGas Partners, L.P., Phantom Unit Grant Letter for Non-Employees Directors.

10.9	AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P., Terms and Conditions, effective January 1, 2019.

10.10	AmeriGas Propane, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

10.11	UGI Utilities, Inc. Executive Annual Bonus Plan as amended November 15, 2018.

10.12	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement between UGI Corporation and Mr. Roger Perreault.

10.13	Form of Change in Control Agreement between UGI Corporation and Mr. Roger Perreault.

10.14	Form of AmeriGas Propane, Inc. 2010 Long-Term Incentive Plan on behalf of AmeriGas Partners, L.P. Performance Unit Grant Letter.

31.1	Certification by the Chief Executive Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification by the Chief Executive Officer and the Chief Financial Officer relating to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2019, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UGI Corporation
(Registrant)

Date:	May 8, 2019	By:	/s/ Ted J. Jastrzebski
Ted J. Jastrzebski
Chief Financial Officer

Date:	May 8, 2019	By:	/s/ Laurie A. Bergman
Laurie A. Bergman
Vice President, Chief Accounting Officer
and Corporate Controller